Form 10-Q
period 1993-12-31
UNIVERSAL CORP /VA/
filed 1994-02-11
CIK 102037

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 1993

                                         OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the Transition Period From_________________to____________________


                            Commission file number  1-652


                                UNIVERSAL CORPORATION
               (Exact name of registrant as specified in its charter)


State or other jurisdiction of incorporation or organization-VIRGINIA


I.R.S. Employer Identification Number - 54-0414210


Address of principal executive offices - 1501 NORTH HAMILTON STREET
                                         RICHMOND, VIRGINIA  23230


Registrant's telephone number, including area code - (804) 359-9311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes ( X )     No

Common Stock, No par value - 35,633,585 shares outstanding as of February 9,
1994

PART I.  FINANCIAL INFORMATION












ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Six Months Ended December 31, 1993 and 1992

                                            Three Months                    Six Months
                                         1993          1992            1993           1992
                                       --------      --------      ----------     ----------
Sales and other operating revenues     $863,674      $888,294      $1,554,413     $1,714,875

Costs and expenses
   Cost of goods sold                   753,803       765,256       1,329,083      1,473,120
   Selling, general and administrative   66,903        59,207         140,630        128,632
   Interest                              14,343        12,319          30,212         24,610
                                       --------      --------      ----------     ----------
                                        835,049       836,782       1,499,925      1,626,362
                                       --------      --------      ----------     ----------
Income before income taxes
 and other items                         28,625        51,512          54,488         88,513
   Income taxes                           9,568        17,288          17,486         30,705
   Minority interests                       391           106             304            165
                                       --------      --------      ----------     ----------

Income from consolidated operations      18,666        34,118          36,698         57,643
   Equity in net income of
    unconsolidated affiliates             1,544         1,131           1,971          1,382
                                       --------      --------      ----------     ----------

Income before cumulative effect
 of change in accounting principle       20,210        35,249          38,669         59,025

Cumulative effect of change in
 accounting principle                                                 (29,406)
                                       --------      --------      ----------     ----------
Net income                              $20,210       $35,249          $9,263        $59,025
                                       ========      ========      ==========     ==========

Per common share
   Income before cumulative effect
    of change in accounting principle     $ .57         $1.08           $1.09         $1.80
   Cumulative effect of change in
    accounting principle                                                 (.83)
                                       --------      --------      ----------     ----------
    Net income                            $ .57         $1.08           $ .26         $1.80
                                       ========      ========      ==========     ==========

Retained earnings - Beginning of
 period                                                              $341,523       $290,766
Net income                                                              9,263         59,025
Cash dividends declared
 ($.46-1993; $.42-1992)                                               (16,392)       (13,809)
                                                                    ---------     ----------











Retained earnings - End of period                                    $334,394       $335,982
                                                                    =========     ==========
Average common shares outstanding                                  35,632,238     32,865,543


Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                    December 31,   June 30,
                                                        1993         1993
                                                    ------------   ---------
ASSETS

Current
   Cash and cash equivalents                           $66,170      $119,693
   Accounts and notes receivable                       414,496       345,766
   Accounts receivable - unconsolidated affiliates      94,618        20,098
   Inventories at lower of cost or market:
      Tobacco                                          531,028       431,140
      Lumber and building products                      70,475        63,386
      Agri-products                                     75,364        56,004
      Other                                             13,740        18,811
   Deferred income taxes                                 3,320         3,606
   Other current assets                                 16,739        28,431
                                                     ---------     ---------
      Total current assets                           1,285,950     1,086,935

Real estate, plant and equipment - at cost
   Land                                                 22,294        21,004
   Buildings                                           159,561       155,652
   Machinery and equipment                             351,955       347,569
                                                     ---------     ---------
                                                       533,810       524,225
      Less accumulated depreciation                    257,974       246,450
                                                     ---------     ---------
                                                       275,836       277,775

Other assets
   Goodwill                                            118,612       119,717
   Other intangibles                                    18,391        20,080
   Investments in unconsolidated affiliates             26,785        25,745
   Deferred income taxes                                15,344         2,193
   Other noncurrent assets                              42,292        31,743
                                                     ---------     ---------
                                                       221,424       199,478
                                                     ---------     ---------
                                                    $1,783,210    $1,564,188
                                                    ==========    ==========

Universal Corporation and Subsidiaries











CONSOLIDATED BALANCE SHEETS

                                                    December 31,   June 30,
                                                        1993         1993
                                                    ------------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
   Notes payable and overdrafts                       $568,157      $426,251
   Accounts payable                                    222,861       237,574
   Accounts payable - unconsolidated affiliates         15,218        25,402
   Customer advances and deposits                      115,124        52,672
   Accrued compensation                                 14,668        21,017
   Income taxes payable                                    959         3,936
   Current portion long-term obligations                10,616        19,552
                                                    ----------     ---------
      Total current liabilities                        947,603       786,404

Long - term obligations                                294,965       281,807

Postretirement benefits other than pensions             49,860

Other long - term liabilities                           50,090        40,592

Deferred income taxes                                   28,519        35,020

Minority interests                                       5,491         2,452

Shareholders' equity
  Preferred stock $100 par, 8% cumulative,
    authorized 75,000 shares, issued and
    outstanding 4 shares
  Additional preferred stock, no par value,
    authorized 5,000,000 shares, none issued
    or outstanding
  Common stock, no par value, authorized
    50,000,000 shares, issued and outstanding
    35,633,585 shares (35,631,485 at
    June 30, 1993)                                      86,723        86,672
  Retained earnings                                    334,394       341,523
   Foreign currency translation adjustments            (14,435)      (10,282)
                                                    ----------     ---------
      Total shareholders' equity                       406,682       417,913
                                                    ----------     ---------
                                                    $1,783,210    $1,564,188
                                                    ==========    ==========

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1993 and 1992

                                                       1993           1992
                                                    ----------     ---------











CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $9,263       $59,025
   Adjustments to reconcile net income to net
     cash provided by operating activities              30,500        11,500
   Cumulative effect of change in accounting
     principle                                          29,406
   Changes in operating assets and liabilities
     net of effects from purchase of businesses       (227,592)       29,915
                                                    ----------     ---------
      Net cash provided by (used in) operating
        activities                                    (158,423)      100,440
                                                    ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment           (13,300)      (21,300)
   Purchase of businesses (net of cash acquired)        (8,700)
   Other                                                (3,500)
                                                    ----------     ---------
     Net cash used in investing activities             (25,500)      (21,300)
                                                    ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance (repayment) of short-term debt - net       131,100       (53,500)
   Repayment of short-term debt classified as
     long-term June 30,1993                           (100,000)
   Repayment of long-term debt                                       (21,700)
   Issuance of long-term debt                          115,000
   Issuance of common stock                                              500
   Dividends paid                                      (15,700)      (13,100)
                                                    ----------     ---------
     Net cash provided by (used in) financing
       activities                                      130,400       (87,800)
                                                    ----------     ---------
Net decrease in cash and cash equivalents              (53,523)       (8,660)
Cash and cash equivalents at beginning of period       119,693        82,674
                                                    ----------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $66,170       $74,014
                                                    ==========     =========

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1993

All figures contained herein are unaudited and stated in thousands of dollars

1) The Company's major operating segments of domestic and foreign tobacco, lumber and building products and agri-products are seasonal by nature. Therefore, the results of operations for the six-month period ended December 31, 1993 are not necessarily indicative of results to be expected for the year ending June 30, 1994. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.

2) At December 31, 1993, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $22 million. Other contingent liabilities approximate $168 million and relate principally to Common Market guarantees, joint venture overdraft and other guarantees.

3) In August, 1993, Congress passed the "Omnibus Budget Reconciliation Act of 1993" which, among other things, increased the corporate tax rate from 34% to 35% retroactive to January 1, 1993. The cumulative impact was to increase tax expense approximately $1.5 million in the first quarter. The lower effective rate of 32%, compared to the six-month period last year, was primarily attributable to prior years non-repatriated earnings that have been deemed permanently reinvested in the current year and a greater proportion of earnings taxed at less than the full statutory rate.

4) The Company provides postemployment health and life insurance benefits for eligible U.S. employees attaining specific age and service requirements. The plans contain cost-sharing features such as deductibles and coinsurance. In the past the Company has made changes to the plans that have reduced benefits. The Company reserves the right to amend or discontinue the plans at any time.

Effective July 1, 1993, the Company adopted SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the estimated costs of these benefits be expensed over the employee's active service period rather than as paid. The standard permits an employer to recognize the unrecorded postretirement obligation as a one-time charge to earnings or to be amortized over a period of up to 20 years. In the first quarter of the current fiscal year, the Company elected to recognize the obligation as a one-time charge of approximately $29 million or $.83 per share (net of $18 million in taxes). For the six months ended December 31, 1993, the effect of adopting SFAS 106 was a decrease in 'Income Before Cumulative Effect Of Change In Accounting Principle' of approximately $1.5 million. The after-tax cost for the six months ended December 31, 1992 was approximately $300 thousand recorded on a cash basis.

The accumulated postretirement benefit obligation was determined using an assumed health care cost trend rate of 15% as of July 1, 1993 decreasing gradually to 6.5% by fiscal year 2005. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated benefit obligation by approximately $8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for the fiscal year by approximately $1 million. The assumed discount rate used in determining the benefit obligation at July 1, 1993 was 8%.

Effective January 1, 1994, the Company amended the aforementioned medical benefit plan for future retirees. The change reduces the Company's postretirement obligation by approximately $14 million (net of tax benefits). For reporting periods subsequent to January 1, the change is expected to substantially offset the impact on pre-tax earnings resulting from the adoption of SFAS 106.

5) Unaudited pro forma consolidated results of operations for the six months ended December 31, 1992 as though Casalee had been acquired at July 1, 1992 are:
Gross revenues - $1.8 billion; Net income $52.2 million or $ 1.47 per common share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the prior fiscal year the Company completed the acquisition of The Casalee Group SA. To partially finance this acquisition and to provide working capital, the Company issued approximately 2.7 million shares of common stock, receiving net proceeds of approximately $71 million. In the current year the Company in a private placement issued $100 million of 6.14% notes with a final maturity in the year 2000. The proceeds of the private placement were used to
reduce short-term borrowings that had been classified as long-term.   The
Company also replaced its $100 million revolving credit facility and with a more favorable facility. The Company's liquidity and strong capital structure have been supported by these actions.

Current assets and current liabilities increased $199 million and $161 million, respectively, at December 31 compared to June 30, 1993, primarily due to the seasonal requirements of the Company's domestic tobacco operations and advances made to purchase tobacco from affiliates. The seasonal expansion in the U.S. is reflected in the balance sheet as higher receivables and inventory which are normally funded with short-term lines of credit, trade payables and advances by customers. The consolidated cash flow statement reflects the aforementioned issuance of long-term debt utilized to reduce short-term borrowings and support the net cash used in operating activities.

Results of Operations

'Sales and Other Operating Revenues' declined $25 million and $160 million in the quarter and six-month periods respectively, primarily due to a continuation of short-term adverse conditions in the trade, with lower demand and poor quality in the 1993 U.S. flue-cured crop adversely impacting domestic tobacco results. Purchases in the U.S. burley crop were substantially lower than the prior year, but overall processing results were comparable due to significantly larger volumes processed for the stabilization cooperatives. In addition, the comparison with last year's six months suffers from customer mandated hold-over shipments from previous crops made in last year's first quarter. Foreign tobacco revenues in both periods were up due to the inclusion of Casalee's operations in the current fiscal year. Lumber and building product revenues were down in both periods due to phasing out slow-moving products, closing unprofitable outlets and exchange rate changes, while agri-product revenues increased, reflecting favorable results from nuts, tea and sunflower seed operations.

Gross profits in the quarter and six-month periods declined $13 million and $16 million respectively. U.S. and foreign tobacco results reflect short-term adverse conditions in the trade, with the general world surplus affecting margins worldwide. Results were adversely affected by reduced demand, pressure on prices and delayed shipments . The Company's worldwide unsold inventories are being disposed of at a satisfactory rate under these circumstances and for upcoming crops, growers in the major tobacco exporting countries appear to be reducing production. Although overall gross profits of lumber and building products declined in both periods, gross margins increased, reflecting generally higher price levels. Agri-product gross profits increased in the current year due to improved margins in the aforementioned trading operations.












'Selling, general and administrative expenses' increased $7.7 million and $12 million for the quarter and six- month periods respectively, primarily due to the inclusion of Casalee's results. Substantial resources are being committed to develop markets in Eastern Europe and China, and the Company is aggressively pursuing consolidation and cost reductions made possible by the acquisition of
Casalee.   Fiscal year 1994 includes an increase in expense of approximately
$1.3 million in the quarter and $2.6 million in the six months related to the adoption of SFAS 106 "Employers' Accounting for Postemployment Benefits Other Than Pensions." 'Interest expense' reflects increases from inventory carrying costs and the acquisition of Casalee. Lower interest rates partially offset the impact on interest expense of higher average borrowings outstanding during the current year.

'Income Taxes' for the six months ended December 31, 1993, reflect the combined effects of new tax legislation in the United States, non-repatriated earnings that have been deemed permanently reinvested, and a greater proportion of earnings taxed at less than the full statutory rate. In aggregate the Company's effective tax rate in the six months was 32% compared to 35% in the prior year.
See note 3 for additional information.   As previously mentioned (see note 4),
the Company has adopted SFAS 106 which required a one-time charge of $29.4 million in the first quarter of the current fiscal year.


The tobacco industry faces a number of uncertainties in the near term, largely related to and affecting the U.S. domestic situation. In the United States, cigarette manufacturers are currently operating under recently effective legislation requiring that cigarettes made in the U.S. contain at least 75% domestic tobacco. This legislation obviously negatively affects the volume of imports into the United States, but demand for the domestic crops has been moderated by large surpluses in the stabilization cooperatives, which are available for purchase and use. The domestic content legislation is being challenged as illegal under GATT.

The proposed increase in excise tax on tobacco products is also a source of uncertainty in terms of its effect on demand for tobacco products, and will remain so until this situation is clarified.

The world oversupply is a third contributor to mixed signals from the tobacco markets. Oversupply generally results in more cautious purchases by manufacturers, as well as margin pressures. Because of a significant decrease in projected worldwide tobacco production, the Company believes that the current oversupply situation will moderate in the coming year.
The Company remains confident about the long-term prospects for the industry and is cautiously optimistic that market conditions will begin to improve as surplus conditions abate.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 4

          Pursuant to Item 601(b)(4)(iii) of Regulation S-K, registrant agrees to furnish to the commission upon request a copy of the Revolving Credit Agreement dated as of December 1, 1993, with respect to long-term debt not registered.

     (b)  Reports on Form 8-K

          None filed during the quarter ended December 31, 1993.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNIVERSAL CORPORATION
                                       (Registrant)













                                  / s / Hartwell H. Roper
                                  Hartwell H. Roper, Vice President and
                                  Chief Financial Officer



                                  / s / William J. Coronado
                                  William J. Coronado, Controller
                                  (Principal Accounting Officer)





Date:  February 9, 1994