Form 10-Q
period 1994-03-31
UNIVERSAL CORP /VA/
filed 1994-05-12
CIK 102037

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549



                                     FORM 10-Q





(X)  Quarterly Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the Period Ended March 31, 1994



OR



( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

  For the Transition Period From                          to




                            Commission file number  1-652



                               UNIVERSAL CORPORATION
             (Exact name of registrant as specified in its charter)





State or other jurisdiction of incorporation or organization -VIRGINIA


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

                                  Yes     X     No

Common Stock, No par value - 35,001,185 shares outstanding as of May 11, 1994





















PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Nine Months Ended March 31, 1994 and 1993



                                         Three Months        Nine Months
                                     1994      1993     1994          1993
Sales and other operating
 revenues                         $749,587  $836,688  $2,304,000  $2,551,563

Costs and expenses
    Cost of goods sold             668,942   746,663   1,998,025   2,219,783
    Selling, general and
     administrative                 58,317    50,755     198,947     179,387
    Interest                        14,809    10,366      45,021      34,976

                                   742,068   807,784   2,241,993   2,434,146

Income before income taxes and
 other items                         7,519    28,904      62,007     117,417
    Income taxes                       259    11,565      17,745      42,270
    Minority interests                 262      (477)        566        (312)

Income from consolidated
 operations                          6,998    17,816      43,696      75,459

Equity in net income of
 unconsolidated affiliates           2,345     1,266       4,316       2,648

Income before cumulative effect
 of change in accounting
 principle                           9,343    19,082      48,012      78,107

Cumulative effect of change in
 accounting principle                                    (29,406)

Net income                          $9,343   $19,082     $18,606     $78,107

Per common share
    Income before cumulative
     effect of change in
     accounting principle             $.26      $.58       $1.35       $2.37
    Cumulative effect of
     change in accounting
     principle                                              (.83)
    Net income                        $.26      $.58        $.52       $2.37

Retained earnings - Beginning of
 period                                                 $341,523    $290,766
Net income                                                18,606      78,107

Cash dividends declared
 ($.70-1994; $.64-1993)                                  (24,944)    (21,044)

Retained earnings - End of period                       $335,185    $347,829

Average common shares outstanding                     35,631,878  32,923,811

















Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS



                                                    March 31,      June 30,
                                                      1994          1993

ASSETS

Current

    Cash and cash equivalents                        71,273       $119,693

    Accounts and notes receivable                   384,252        345,766

    Accounts receivable - unconsolidated
     affiliates                                      96,325         20,098

    Inventories at lower of cost or market:
        Tobacco                                     487,050        431,140
         Lumber and building products                77,413         63,386
        Agri-products                                63,577         56,004
        Other                                        10,751         18,811

    Prepaid income taxes                              6,963
    Deferred income taxes                             3,397          3,606
    Other current assets                             25,140         28,431
        Total current assets                      1,226,141      1,086,935

Real estate, plant and equipment - at cost
    Land                                             22,561         21,004
    Buildings                                       158,747        155,652
    Machinery and equipment                         361,394        347,569
                                                    542,702        524,225

        Less accumulated depreciation               261,606        246,450
                                                    281,096        277,775
Other assets
    Goodwill                                        119,502        119,717
    Other intangibles                                27,808         20,080
    Investments in unconsolidated affiliates         30,438         25,745
    Deferred income taxes                            13,077          2,193
    Other noncurrent assets                          33,518         31,743
                                                    224,343        199,478
                                                 $1,731,580     $1,564,188







Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS



                                                     March 31,     June 30,
                                                       1994          1993

LIABILITIES AND SHAREHOLDERS' EQUITY

Current

    Notes payable and overdrafts                      555,410      $426,251
    Accounts payable                                  214,659       237,574
    Accounts payable - unconsolidated affiliates       19,015        25,402
    Customer advances and deposits                     75,811        52,672
    Accrued compensation                               13,184        21,017
    Income taxes payable                                              3,936
    Current portion long-term obligations              10,287        19,552
        Total current liabilities                     888,366       786,404

Long - term obligations                               301,685       281,807

Postretirement benefits other than pensions            48,650
Other long - term liabilities                          48,760        40,592
Deferred income taxes                                  33,717        35,020
Minority interests                                      5,484         2,452

Shareholders' equity

 Preferred stock $100 par, 8% cumulative,
  authorized 75,000 shares, issued and outstanding
  4 shares
 Additional preferred stock, no par value,
  authorized 5,000,000 shares, none issued or
  outstanding
 Common stock, no par value, authorized 50,000,000
  shares, issued and outstanding 35,604,485 shares
  (35,631,485 at June 30, 1993)                        86,169        86,672
 Retained earnings                                    335,185       341,523
 Foreign currency translation adjustments             (16,436)      (10,282)
        Total shareholders' equity                    404,918       417,913
                                                   $1,731,580    $1,564,188




Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 1994 and 1993



                                                             1994       1993

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                             $18,606     $78,107
    Adjustments to reconcile net income to net
     cash provided by operating activities                  44,000      24,400
    Cumulative effect of change in accounting principle     29,406
    Changes in operating assets and liabilities net
     of effects from purchase of businesses               (219,032)     11,865

     Net cash provided by (used in) operating activities  (127,020)    114,372

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property, plant and equipment              (19,000)    (29,800)
    Purchase of businesses (net of cash acquired)          (15,200)    (84,900)
    Increase in other intangibles                          (10,600)
    Proceeds from long-term investment                      14,100
    Other                                                   (3,500)      6,200

    Net cash used in investing activities                  (34,200)   (108,500)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance (repayment) of short-term debt - net          122,600     (15,200)
    Repayment of short-term debt classified as
     long-term June 30, 1993                              (100,000)
    Repayment of long-term debt                                        (24,000)
    Issuance of long-term debt                             115,000
    Issuance (purchase) of common stock                       (600)     70,900
    Dividends paid                                         (24,200)    (20,400)

    Net cash provided by financing activities              112,800      11,300

Net increase (decrease) in cash and cash equivalents       (48,420)     17,172
Cash and cash equivalents at beginning of period           119,693      82,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $71,273     $99,846





Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1994



All figures contained herein are unaudited and stated in thousands of dollars



1) The Company's major operating segments of domestic and foreign tobacco, lumber and building products and agri-products are seasonal by nature. Therefore, the results of operations for the nine-month period ended March 31, 1994 are not necessarily indicative of results to be expected for the year ending June 30, 1994. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.



2) At March 31, 1994, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $18 million. Other contingent liabilities approximate $160 million and relate principally to Common Market guarantees, joint venture overdraft and other guarantees.



3) In August, 1993, Congress passed the "Omnibus Budget Reconciliation Act of 1993" which, among other things, increased the corporate tax rate from 34% to 35% retroactive to January 1, 1993. The cumulative impact was to increase tax expense approximately $1.5 million in the first quarter. The reduction in the effective tax rate for the nine months to 29% was primarily attributable to prior years' non-repatriated earnings that have been deemed permanently reinvested in the current year, a greater proportion of earnings taxed at less than the full statutory rate and amendments of prior years' income tax returns.



4) The Company provides postemployment health and life insurance benefits for eligible U.S. employees attaining specific age and service requirements. The plans contain cost-sharing features such as deductibles and coinsurance. In the past the Company has made changes to the plans that have reduced benefits. The Company reserves the right to amend or discontinue the plans at any time.



Effective July 1, 1993, the Company adopted SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the estimated costs of these benefits be expensed over the employee's active service period rather than as paid. The standard permits an employer to recognize the unrecorded postretirement obligation as a one-time charge to earnings or to be amortized over a period of up to 20 years. In the first quarter of the current fiscal year, the Company elected to recognize the obligation as a one-time charge of approximately $29 million or $.83 per share (net of $18 million in taxes). For the nine months ended March 31, 1994, the effect of adopting SFAS 106 was a decrease in 'Income Before Cumulative Effect Of Change In Accounting Principle' of approximately $1.4 million. The after-tax cost for the nine months ended March 31, 1993 was approximately $450 thousand recorded on a cash basis.



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



5) Unaudited pro forma consolidated results of operations for the nine months ended March 31, 1993 as though Casalee had been acquired at July 1, 1992 are: Gross revenues - $2.7 billion; Net income $64.2 million or $1.80 per common share. Prior year balance sheet amounts have been reclassified to reflect the allocation of the purchase price of Casalee.





ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Liquidity and Capital Resources



  In August 1993 the Company in a private placement issued $100 million of 6.14% notes with a final maturity in the year 2000. The proceeds were used to reduce short-term borrowings that had
been classified as long-term.   The Company also replaced its
$100 million revolving credit facility and with a more favorable facility. The Company's liquidity and strong capital structure have been supported by these actions.



  Current assets and current liabilities increased $139 million and $102 million, respectively, at March 31, 1994 compared to June 30, 1993, primarily due to the seasonal requirements of the Company's tobacco operations and advances made to purchase tobacco from affiliates. The June 30 balance sheet generally reflects the low point of working capital needs in the U.S. while those for South and Central America start to expand. At March 31 the reverse is true, with the domestic operations carrying unshipped current crops. Inventories and accounts receivable are generally supported by trade payables, lines of credit, and customer advances.



Results of Operations



  'Sales and Other Operating Revenues' declined $87 million and $248 million in the quarter and nine-month periods respectively, primarily due to short-term adverse conditions in the world markets, as well as from an unsettled domestic tobacco
situation.   Domestic purchases and sales were down in the U.S.,
reflecting high support prices and the poor quality of the flue-cured crop. Processing volumes in the U.S. were comparable to last year due to higher volumes of stabilization tobaccos, as the cooperatives purchased a higher proportion of the crop marketed. Foreign tobacco revenues were up year-to-date due to the inclusion of Casalee's operations in the current fiscal year. Lumber and building product revenues were down year-to-date due primarily to exchange rates, while agri-product revenues were up in the quarter and year-to-date due to increased nut and sunflower seed volumes.



  Gross profits in the quarter and nine-month periods declined $9 million and $26 million respectively. Domestic tobacco results reflect reduced orders related in part to uncertainty over pending excise tax legislation. Processing volume was similar to last year's due to increased processing of tobacco purchased by the stabilization cooperative, but higher costs of handling the poor quality flue-cured crop and lower yields overall adversely affected processing earnings. Foreign tobacco results were adversely affected by a combination of U.S. legislation restricting foreign leaf content in U.S. made cigarettes, and a worldwide supply/demand imbalance. In recognition of the effects of world prices on its inventories, the Company recorded a $3.5 million pre-tax writedown of its foreign source inventory in the third quarter of the current fiscal year. In addition, results for last year's nine months benefited from profits on shipments that were accelerated at the request of customers. There are encouraging signs of improvement in the worldwide tobacco supply situation with production declines in virtually all market areas. Excluding the operating results of a laminating division sold last year, lumber and building product gross profits were up in the quarter and comparable year-to-date
on improved margins.   Agri-product results were adversely
effected by losses in coffee trading which are not expected to recur. Nut and sunflower seed operations improved during the quarter and year-to-date while other products reported mixed results due to varying market conditions.



   'Selling, general and administrative expenses' increased $7.6 million and $19.6 million for the quarter and nine-month periods, respectively, primarily due to the inclusion of Casalee's operations. Included in those operations are the costs of developing markets in both Eastern Europe and China, which will lay the basis for significant opportunities in the
long-term but adversely affect current earnings.   Fiscal year
1994 includes an increase in expense of approximately $2.4 million year-to date related to the adoption of SFAS 106 "Employers' Accounting for Postemployment Benefits Other Than Pensions." 'Interest expense' reflects increased inventory, working capital needs of Casalee and the financing cost related to the acquisition of Casalee not covered by the issuance of common stock.



  'Income Taxes' for the nine months ended March 31, 1994, reflect the combined effects of new tax legislation in the United States, non-repatriated earnings that have been deemed permanently reinvested, a greater proportion of earnings taxed at less than the full statutory rate and amendments of prior years' income tax returns. In aggregate the Company's effective tax rate in the nine months was 29% compared to 36% in the prior
year. See note 3 for additional information.   As previously
mentioned (see note 4), the Company has adopted SFAS 106 which required a one-time charge of $29.4 million in the first quarter of the current fiscal year.

  As previously reported, the world supply situation appears to be improving. However, the industry must continue to deal with U.S. legislative uncertainties as well as with higher than optimum inventory levels held by the trade. We cautiously expect a gradual return to a more normal operating environment in fiscal year 1995 and beyond. In the meantime we are implementing efficiencies throughout the organization, which are expected to result in a leaner and more focused company for the future.

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







Date:  May 11, 1994