Form 10-K
period 1994-06-30
UNIVERSAL CORP /VA/
filed 1994-09-28
CIK 102037

F O R M  10-K



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1994

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________________ to



                          Commission File Number 1-652



                             UNIVERSAL CORPORATION

             (Exact name of Registrant as specified in its charter)



State or other jurisdiction of incorporation or organization - VIRGINIA


I.R.S. Employer Identification Number - 54-0414210



Address of principal executive offices - HAMILTON STREET AT BROAD
                                         RICHMOND, VIRGINIA  23230



Telephone Number - (804) 359-9311



Securities registered pursuant to Section 12(b) of the Act:



                        Name of each exchange      Outstanding Shares
Title of each class            on which registered       at September 21, 1994

8% Cumulative Preferred                None                          4

Additional Preferred Stock              None                        None



Common Stock, no par value           New York                   35,001,185



Securities registered pursuant to Section 12(g) of the Act:  None



Indicate by "X" mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes  X  No



Indicate by "X" mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                            Yes X   No



The aggregate market value of Registrant's voting stock held by non-affiliates was $764,000,000 at September 21, 1994.



                     INFORMATION INCORPORATED BY REFERENCE



Certain information in the September 23, 1994 Proxy Statement for the Annual Meeting of Shareholders of Registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS



A.    The Company



Universal Corporation (which together with its subsidiaries is referred to herein as "Universal" or the "Company") is the world's largest independent leaf tobacco dealer and has additional operations in agri-products and lumber and building products. Universal's tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended June 30, 1994, such operations accounted for 73% of revenues and 75% of operating profits. Its agri-products and lumber and building products operations accounted for 15% and 12% of revenues and 8% and 17% of operating profits, respectively, during the same period. See
Note 5 to Consolidated Financial Statements for additional business segment and geographical information.





B.    Description of Tobacco Business



General



Universal is the world's largest independent leaf tobacco dealer. This business involves selecting, buying, shipping, processing, packing, storing, and financing leaf tobacco in the United States and other tobacco growing countries for the account of, or for resale to, manufacturers of tobacco products throughout the world. Universal does not manufacture cigarettes or other consumer tobacco products. Most of its tobacco revenues are derived from sales of processed tobacco and from fees and commissions for specific services for its customers.



Timely and efficient processing of leaf tobacco is a service of continuing importance to the Company's customers, the tobacco product manufacturers, as the quality of the Company's finished product substantially affects the cost and quality of the manufacturer's production. The Company's processing includes grading in the factories, blending, separation of leaf lamina from the stems, and packing to precise moisture targets for proper aging. To accomplish these tasks according to exacting customer specifications requires considerable skill and significant investment in plants and machinery.



The Company's sales are predominantly flue-cured and burley tobaccos. Universal estimates that in fiscal 1994 it purchased or processed approximately 33% of the flue-cured and burley tobacco produced in the aggregate in the United States, Brazil,
Zimbabwe, and Malawi.   In addition, Universal  maintains a
presence, and in certain cases a leading presence, in virtually all other tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its broad market presence, its development of processing equipment and technologies, its solid financial position, and its ability to meet customer demand through internal growth and selected acquisitions.


Universal has a leading position in worldwide dark tobacco markets. Its operations are located in the major producing countries (i.e., the United States, the Dominican Republic,
Indonesia, and northern Brazil) and other smaller markets.
These types of tobacco are typically used for cigars and smokeless tobacco products.



Although consumption of tobacco products in the United States and certain industrialized countries has been declining, consumption in most developing countries has been rising. Moreover, as a result of the elimination of trade barriers in Far Eastern markets and the opening of markets in Eastern and Central Europe, a significant amount of the world's tobacco markets are open to free trade compared to ten years ago.



Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking, restrictions on the use of tobacco products in public places and in advertising, and increases in sales and excise taxes have all had some adverse effect upon cigarette sales in the U.S. and in certain foreign countries. The U. S. Environmental Protection Agency has classified environmental tobacco smoke as a "Group A" ("known human") carcinogen, which action has been challenged in court by the Company and others. The U.S. Occupational Safety and Health Administration has proposed a standard on indoor air quality which if adopted would substantially limit smoking in the workplace. Also in the U.S., legislation has been proposed to increase the excise tax on cigarettes, and the U.S. Food and Drug Administration is considering regulating nicotine as a drug.



Litigation seeking damages for health problems alleged to have resulted from the use of tobacco is pending against the leading United States manufacturers of consumer tobacco products. It is not possible to predict the outcome of such litigation or what effect adverse determinations against the manufacturers might have on the business of the Company.



Domestic Tobacco Business



Universal is represented by its buyers on all significant tobacco markets in the United States, including flue-cured tobacco markets in Virginia, North Carolina, South Carolina, Georgia, and Florida; Light air-cured (burley and Maryland) tobacco markets in Kentucky, Tennessee, Virginia, North Carolina, and Maryland; air-cured tobacco markets in Kentucky and Virginia; dark fired and dark air-cured markets in Virginia, Tennessee, and Kentucky; and cigar/chewing tobacco markets in Connecticut, Pennsylvania, and Wisconsin.



In the United States, flue-cured and burley tobacco is generally sold at public auction to the highest bidder. In addition, the price of such tobacco is supported under an industry-funded federal program that also restricts tobacco production through a quota system. The price support system has operated recently to cause U.S. grown tobacco to be more expensive than most non-U.S. tobacco, resulting in lower exports and declining quotas. Industry leaders are currently exploring options including program changes to improve the competitive position of U.S. leaf. Other factors affecting the competitive position of U.S. tobacco include improved methods of production and quality in the U.S. and in foreign countries. In 1994, imports of foreign leaf declined in response to legislation enacted in 1993 which requires that cigarettes manufactured in the U.S. contain at least 75% U.S. grown tobacco. Although this legislation has been found in violation of GATT, new measures limiting tobacco imports have been proposed. Despite the recent decline in imports, inventories of U.S. flue-cured and burley tobacco held by various stabilization cooperatives under the price support program increased in 1994. This has resulted in higher revenues to the Company for processing and storing such tobacco, offsetting reduced processing volume from the Company's regular customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations".



Foreign Tobacco Business



Universal's business of selecting, buying, shipping, processing, packing, storing, financing, and selling tobacco is, in addition to its domestic operations, conducted in varying degrees in Argentina, Belgium, Brazil, Canada, the Commonwealth of Independent States (the former Soviet Union), Colombia, the Dominican Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Indonesia, Italy, Malawi, Mexico, the Netherlands, Paraguay, the People's Republic of China, the Philippines, Spain, Switzerland, Tanzania, Thailand, Turkey, Uganda, the United Kingdom, Zambia, and Zimbabwe.



In a number of countries including Brazil, Hungary, Italy, Mexico, and Thailand, Universal contracts directly with tobacco farmers, in some cases before harvest, and thereby takes the risk that the delivered quality and quantity will meet market requirements. The price may be set by negotiation with farmers' groups or with agencies of the local government. In some countries Universal also provides agronomy services and advances for fertilizers and supplies. Tobacco in Zimbabwe, Malawi, Canada, and to a certain extent in India, is purchased under a public auction system.



In southern Brazil, the Company has made substantial capital investments and the profitability of the operations there can materially affect the operating results of the Company. The Company owns three tobacco leaf processing facilities in southern Brazil. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".



Sales to foreign customers are made by Universal's sales force and through the use of commissioned agents. Most foreign customers are long-established firms or government monopolies.



Universal's foreign operations are subject to the usual international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries enumerated above, Universal has advanced substantial sums, has guaranteed local loans, or has guaranteed lines of credit in substantial amounts for the purchase of tobacco. Most tobacco sales are denominated in U.S. dollars, thus limiting the Company's currency risk.



Recent Developments and Trends



For recent developments and trends in the Company's tobacco business, see "Management's Discussion and Analysis of Financial
Condition and Results of Operations".


Seasonality



The purchasing and processing aspects of Universal's tobacco business are seasonal in nature. The United States flue-cured tobacco markets usually open the third week of July and last for approximately four months. The United States burley tobacco markets open in late November and last for approximately two and one-half months. Tobacco in Brazil is usually purchased from January through May. Other markets around the world last for similar periods, although at different times of the year, and this has resulted in less overall seasonality in the Company's business.



Universal normally operates its processing plants for approximately seven to nine months of the year. It purchases most of the tobacco which it redries and packs in the U.S. in the eight-month period, July through February. During this period, inventories of green tobacco, inventories of redried tobacco and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly short-term notes payable to banks, commercial paper, and customer advances are a means of financing this expansion of current assets and normally reach their peaks in this period. At the end of the Company's fiscal year (June 30), these seasonal expansions in the United States are normally not reflected in the components of working capital. Seasonal expansions are reflected at that time, however, for Universal's operations in Brazil, Italy and Mexico.



Customers



A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have an adverse effect on the Company. The Company has long-term contracts (which under certain circumstances may be amended or terminated) with a few of these customers, and, while there are no formal continuing contracts with the others, the Company has done business with each of its major customers for over 35 years. For the year ended June 30, 1994, tobacco sales to Philip Morris Companies, Inc. accounted for greater than 10% of consolidated revenues. See Note 12 to Consolidated Financial Statements. Five other customers accounted for approximately 12%.



Universal had orders from customers in excess of $231 million for its tobacco inventories at June 30, 1994. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the fiscal year ending June 30, 1995. Typically, delays in the delivery of orders result from changing customer requirements. Orders from customers at June 30, 1993, were in excess of $245 million, of which over 90% was delivered in the following fiscal year. The level of purchase commitments for tobacco fluctuates from period to period and is significant only to the extent that it reflects short-term changes in demand for redried tobacco.



Competitors



Competition among leaf tobacco dealers is based on the price charged for products and services as well as the dealer's ability to meet customer specifications in the buying, processing, and financing of tobacco. Universal has many processing plants equipped with the latest technology and a world-wide buying organization of tobacco specialists which, management believes, give it a competitive edge. Competition varies depending on the market or country involved. Normally, there are from five to seven buyers on each of the United States flue-cured and burley markets, representing both cigarette manufacturers and dealers. The number of competitors in foreign markets varies from country to country, but there is competition in all areas to buy the available tobacco. The principal competitors in the industry that do not manufacture consumer tobacco products and that compete with the Company on the United States markets and on foreign markets are as follows:
 Monk-Austin, Inc., Dibrell Brothers, Incorporated, Export Leaf Tobacco Company, and Standard Commercial Tobacco Company. Of the significant competitors in the United States that are not also manufacturers, Universal believes that it ranks first in total U.S. market share and also first in total worldwide market share.



C.    Description of Agri-Products Business



The Company's agri-products business involves the selecting, buying, shipping, processing, storing, financing, distribution, importing and exporting of a number of products including tea, rubber, sunflower seeds, nuts, dried fruit, canned meats, spices
and seasonings.   During the past fiscal year, the Company
acquired two additional companies in the dried fruit and nut import and distribution business and discontinued its coffee trading activities.



The emphasis of the Company's agri-products business is on value-adding activities and/or trading of physical products in markets where a real function can be performed in the supply system from the countries of origin to the consuming industries.
 In a number of countries, longstanding sourcing arrangements for certain products or value-adding activities through modern processing facilities (tea, spices and sunflower seeds) contribute to the stability and profitability of the business. Traders are subject to strict trading limits to minimize speculative risks and allow effective management control. Seasonal effects on trading are limited.



The Company provides various products to numerous large and small customers in the food and food packaging industry and in the rubber and tire manufacturing industry. Generally, there are no formal continuing contracts with these customers, although business relationships may be longstanding. No single customer accounts for 10% or more of the Company's consolidated agri-products revenues.



Competition among traders in the agricultural products in which Universal deals is based on price as well as the ability to meet customer requirements in buying, processing, financing and delivery. The number of competitors in each market varies from country to country but there is competition for all products and markets in which the Company operates. Some of the main competitors are: Agway, Akbar Brothers, Andrew Weir Commodities, Atlantic, Ennar, Cargill, Dahlgren, E.D. and F. Mann, EP Lambert Co., Finlay, Metallgeschellschaft/SAFIC Alcan, Stassens, Suiker Unie, Symington, and Verstegen.



For recent developments and trends in the Company's agri-products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".



D.    Description of Lumber and Building Products Business



The Company is engaged in the lumber and building products business in the Netherlands and Belgium, where its subsidiaries distribute and sell lumber and related building products through a network of regional outlets, mainly to the building and construction market. The Company's lumber and building products business has a leading market share in the Netherlands and significant operations in Belgium. The majority of lumber products are sourced outside the Netherlands, principally in North America, Scandinavia, Eastern and Western Europe, and the Far East.



The lumber and building products business is seasonal to the extent that winter weather may temporarily interrupt the building industry which in turn affects this segment. The lumber and building products business is also subject to exchange risks and other normal market and operational risks associated with lumber operations centered in Europe including general economic conditions in the countries where the Company is located and related trends in the building and construction industries.



The wholesale and distribution activities necessarily include carrying inventories to meet customers' demands for rapid delivery. The level of inventories is based on a balance between providing service and continuity of supply to customers and achieving the highest possible turnover. The Company does not provide extended payment terms to its customers. No single customer accounts for 10% or more of the Company's consolidated lumber and building products revenues.



The Company's lumber and building products sales accounted for approximately 17% of the total market volume for the Netherlands, which is slightly above the market share of its largest competitor, Pont-Meyer N.V. Ten additional competitors account for approximately 20% to 30% of the market share and the balance is held by approximately 200 smaller competitors. The primary factors of competition are quality and price, product range, and speed and reliability of logistic systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system, and efficient logistics give it a competitive advantage in the Netherlands. The Company's share of the highly fragmented Belgium lumber and building products market is approximately 3%.



For recent developments and trends in the Company's lumber and building products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".







E.    Employees



The Company employed approximately 25,000 employees on average throughout the world during the fiscal year ended June 30, 1994.
 This figure is estimated because many of the non-salaried personnel are seasonal employees.



Universal believes that in the United States approximately 1,300 of the non-salaried employees of its consolidated tobacco subsidiaries are represented by unions. Most of these are seasonal employees. The Company's labor relations have been good.


F.    Research and Development



No material amounts were expended for research and development during the fiscal years ended June 30, 1994, 1993, and 1992.



G.    Patents, etc.



The Company holds no material patents, licenses, franchises or concessions.



H.    Environmental Matters



Compliance with Federal, state and local provisions regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any material effect upon the capital expenditures, earnings or competitive position of the Company.





ITEM 2.  PROPERTIES



Universal owns the land and building located at Hamilton and Broad Streets in Richmond, Virginia, where it is headquartered. The building contains approximately 83,000 square feet of floor space. The Company also owns a smaller office building nearby which contains approximately 11,300 square feet of floor space.



In its domestic tobacco processing operations, Universal owns six large, modern, high volume plants which have the capacity to thresh, separate, quality grade and redry tobacco. Four of these plants are located in North Carolina (Wilson, Henderson, Rocky Mount and Smithfield), one plant is in Danville, Virginia, and one plant is in Lexington, Kentucky. The Henderson plant has a production capacity of over 140 million pounds of green tobacco and 500,000 square feet of floor space. The Wilson plant has approximately 500,000 square feet of floor space and a production capacity of over 130 million pounds of green tobacco.
 The remaining four plants each have a floor space of 300,000 to 400,000 square feet and an average annual production capacity of over 100 million pounds of green tobacco. Universal also owns a processing facility in Dinwiddie County, Virginia with 250,000 square feet of floor space.



Universal's foreign subsidiaries, some of which are not majority-owned, own tobacco processing plants in the following locations: a large processing plant in Canada; one large processing plant and one smaller plant in Malawi; three large processing plants in Italy; and plants in the Philippines, Greece, Hungary, Thailand and Turkey. Universal's two plants in South Korea recently have been sold. In Brazil, Universal owns three large plants. In Zimbabwe the operations of two of the Company's four plants have recently been combined with one plant being utilized for storage.



The facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. In addition, Universal owns plants that process cigar/chewing tobaccos in Lancaster, Pennsylvania; Kenbridge, Virginia; the Dominican Republic; Colombia; Indonesia; and Brazil. It operates a sheet manufacturing plant in the Netherlands and has access to one in Germany.




Universal owns or leases extruder plants (baling operations), packaging stations, and warehouse space in the tobacco-growing states and abroad. Large baling plants are owned in Lumberton and Rocky Mount, North Carolina; Danville, Virginia; Greeneville, Tennessee; and Lexington and Bowling Green, Kentucky.



The processing and extruder plants are operated seasonally. The large processing plants usually are in operation from seven to nine months out of the year.



A portion of Universal's tobacco inventory is stored in public storages. The following storages are owned:



    (a) Wilson, North Carolina - 12 storages covering 460,000 square feet;

    (b) Smithfield, North Carolina - 7 storages covering 240,000 square feet;

    (c) Henderson, North Carolina - 6 storages covering 178,500 square feet;

    (d) Rocky Mount, North Carolina - 3 storages covering 133,000 square feet;

    (e) Danville, Virginia - 4 storages covering 153,000 square feet;

    (f) Lexington, Kentucky - 5 storages covering 127,000 square feet; and

    (g) Kenbridge, Virginia - 7 storages covering 243,000 square feet.



Additional storage space is leased in Danville, Virginia; Lexington, Kentucky; and in Smithfield, Henderson and Rocky Mount, North Carolina. Lancaster Leaf Tobacco Company of Pennsylvania, Inc. owns storage space with a capacity of 19,300 tons of tobacco and leases additional storage space. In other U.S. tobacco areas, Universal owns or leases storages on a smaller scale. In foreign areas storage space is owned or leased on a comparable scale.



The Company believes that the above-listed properties are maintained in good operating condition and are suitable and adequate for its purposes at current sales levels. Facilities owned are not subject to indebtedness except for those in Dinwiddie County and Kenbridge, Virginia, which are financed in part through governmental industrial development authorities.



The Company's agri-products subsidiaries own and operate a tea blending plant in the Netherlands, a tea warehouse and office in Sri Lanka, spice blending facilities in the Netherlands, a bean processing plant in Park Rapids, Minnesota and sunflower seed processing plants in Colby, Kansas and Fargo, North Dakota. These latter two facilities are financed in part through governmental industrial development authorities. The Company has leased agri-products trading offices around the world, including locations in New York, London, Warsaw, Rotterdam, Indonesia, Kenya and Malawi.



The lumber and building products division owns or leases 37 sales outlets in the Netherlands and six sales outlets in Belgium as well as three trading warehouses and a building components manufacturing facility, all in the Netherlands. Most of these locations are owned.


ITEM 3.  LEGAL PROCEEDINGS



Not Applicable.





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



During the quarter ended June 30, 1994, there were no matters submitted to a vote of security holders.

PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS





Dividend and market price information is as follows:



                                     First     Second       Third     Fourth
                                     Quarter   Quarter      Quarter   Quarter

1994

Cash dividends declared               $.22        $.24      $.24      $.24

Market price range:  High           25 1/4      27 7/8    26 1/4    19 5/8

                     Low            21 3/4      22 3/8    18 1/2    17 3/4

1993

Cash dividends declared                .20         .22       .22       .22

Market price range:  High           29 3/8      34 1/4    33 3/4    29 7/8

                     Low           $25 1/2     $25 3/8   $26 1/4   $24 1/8

The Company expects the past trend of dividend payments to continue, subject, however, to its future earnings and financial condition. At June 30, 1994 there were 4,022 holders of record of the registrant's common stock which is traded on the New York Stock Exchange.



ITEM 6.  SELECTED FINANCIAL DATA




Five-Year Comparison of Selected Financial Data For Years Ended
June 30



(In thousands except per share data,
ratios, and number of common
shareholders)                                    1994          1993           1992        1991        1990
Summary of Operations
Gross revenues                               $2,975,050     $3,047,213     $2,989,018     $2,896,464    $2,389,346

Income from continuing operations before
 extraordinary item and cumulative effect
 of change in accounting principle               38,564         80,242         70,721         56,374        47,287

Net income                                       $9,158        $80,242        $70,721        $20,224       $45,105

Return on beginning common shareholders'
 equity                                             2.2%          26.6%          18.1%           5.1%         11.7%

Per common share

Income from continuing operations before
 extraordinary item and cumulative effect
 of change in accounting  principle               $1.09          $2.39          $2.15          $1.72         $1.41

Net income                                        $  .26         $2.39          $2.15          $ .62         $1.35

Financial Position at Year End

Current ratio                                       1.37          1.38           1.39           1.34          1.60

Total assets                                  $1,667,043    $1,564,188     $1,261,449     $1,275,621    $1,011,012

Long-term obligations                            298,117       281,807        190,211        160,014       142,878

Working capital                                  318,029       300,531        273,299        223,450       244,039

Shareholders' equity                            $377,474      $417,913       $301,696       $389,829      $397,059

General

Number of common shareholders                      4,022         4,132          4,210          4,157         4,288

Weighted average common shares outstanding
(used as basis for computation of E.P.S.)         35,502        33,599         32,822         32,792        33,522

Dividends per common share                     $     .94     $     .86      $     .79      $    .755     $     .73

Book value per common share                    $   10.78     $   11.73      $    9.18      $   11.89     $   12.08



Amounts for 1990 and 1991 have been reclassified to include the results of operations and financial position of Lawyers Title as
discontinued operations.    Fiscal year 1990 reflects the
cumulative effect of the change in accounting principle ($5.1 million benefit) resulting from the adoption of SFAS 96 "Accounting for Income Taxes." Per common share information reflects December 1991 two-for-one stock split. Fiscal year 1991 reflects an extraordinary loss ($3.8 million) resulting from a provision for the uncollectability of a receivable from the Iraqi State Tobacco Monopoly as a result of the Persion Gulf war. Fiscal year 1994 reflects the cumulative effect of the change in accounting principle ($29.4 million) resulting from the adoption of SFAS 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions" as well as a $17.5 million ($11.8 million net of tax) restructuring charge.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

      FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Liquidity & Capital Resources



Universal Corporation's financial condition remained strong during a year marked by extremely difficult market conditions. During the year, the Company continued to expand its operations with acquisitions in all segments of the business. It also took advantage of attractive market prices to repurchase 632,400 shares of common stock at a total cost of $11.4 million. In August 1993, the Company issued $100 million of 6.14% notes in a private placement with a final maturity in the year 2000. The proceeds of this issue were used to reduce short-term borrowings and, in part, represented the prefunding of acquisitions completed later in the year. In addition, in December 1993, the Company finalized a new $100 million revolving credit facility. The facility is available to support the issuance of commercial paper.



In fiscal year 1994, the Company recorded charges for the implementation of a restructuring plan and for the adoption of a change in accounting principle. These charges to income and the stock repurchase reduced shareholders' equity, causing an increase in the Company's ratio of long-term debt to total capitalization. The stock repurchase and restructuring were undertaken with due consideration to maintaining the Company's financial flexibility and strength; and, although certain measures of financial strength have declined, management believes that they are well within appropriate limits and that the long-term benefits to the Company justified the actions.



The Company's working capital increased by approximately 6% to $318 million while its current ratio has remained stable over the last four years at approximately 1.4. The increase in working capital relates primarily to acquisitions that occurred during the year. These additions were offset, in part, by the restructuring provision. Despite the worldwide oversupply of tobacco, the Company's tobacco inventories were relatively stable at $436 million, although uncommitted tonnage in inventory was lower than at this time last year.



The Company's capital needs are predominantly short term in nature and relate to working capital needs for financing crop purchases. The working capital needs of the Company are seasonal within each geographical region. Generally, the peak need of domestic tobacco operations occurs in the second quarter of the fiscal year. Foreign tobacco operations tend to have higher requirements in the remainder of the year. The geographical dispersion and the timing of working capital needs permit the Company to predict its general level of cash requirements during the year. Each geographic area follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or duration of crop financing from year to year. The working capital needs of individual agri-products operations fluctuate during the year, depending on the product, the country of origin, and the Company's inventory position; however, the total working capital requirements of agri-products during the year remain relatively stable due to offsetting seasonal patterns. Working capital needs of lumber and building products in Europe follow a pattern similar to that of the construction industry in which the third quarter of the fiscal year is typically sluggish. The Company finances its working capital needs with short-term lines of credit, exchange contracts for export prefinance, customer advances, and trade payables.



Long-term investments are reflected in "Net cash used for investing activities." Over the last three years, total investment needs of $209 million were provided by cash flow from operating activities and the issuance of common stock in 1993 supplemented by long-term debt.



Investments during 1994 included acquisitions of a Hungarian tobacco processing facility, two small dealers in agri-products, and a door and window producer in the Netherlands. These purchases required a net cash payment of $21.9 million. Over the last three years, net cash paid for acquisitions totaled approximately $126 million. Those transactions were highlighted by the purchase of The Casalee Group S.A. in 1993 and a Brazilian tobacco supplier in 1992. In August 1994, the Company agreed to acquire the premier distributor of value-added softwood products in Holland. For its year ended December 31, 1993 the distributor had approximately $65 million in revenues. The transaction is subject to satisfactory completion of due diligence reviews and will initially be funded with existing credit lines.
During the last several years, the Company completed a major capital expenditure program that included a new processing plant and new threshing and separating equipment in the United States and upgraded processing lines in Brazil. Annual capital spending related to that program and others averaged
approximately $42 million in 1992 and 1993.   Following the
completion of the program in 1994 capital expenditures fell to approximately $24 million. Although no major program is currently underway, the Company continues to improve its processing operations with incremental projects. At June 30, 1994, the Company had no material commitments for capital expenditures.



The Company believes that its financial resources are adequate to support its capital needs. The Company and its subsidiaries currently have $1.5 billion in uncommitted lines of credit of which approximately $1 billion was available at June 30, 1994 to support future seasonal working capital needs in the United States and several foreign countries. In addition, the Company has $100 million in an unused committed facility under a revolving credit agreement. This facility is also available to support the future issuance of commercial paper. The Company's debt ratings are investment grade. Excess cash flow from operations after dividends, capital expenditures, and long-term debt payments will be available to reduce short-term debt, improve the Company's liquidity, or fund expansion.



Results of Operations



Fiscal Year 1994 Compared to 1993



Consolidated revenues in fiscal year 1994 declined $72 million or 2.4% compared to last year. The decline was mitigated by the inclusion of twelve months of Casalee's 1994 sales versus the six weeks included last year. Tobacco revenues declined $109 million primarily due to the poor quality U.S. flue-cured crop and reduced worldwide demand for all growths. Lumber and building product revenues declined in fiscal year 1994 principally due to exchange rate differences. An increase of $53 million in agri-product revenues in fiscal year 1994 was attributable to increased nut and canned meat trading.



Tobacco operating profit of $82.5 million in fiscal year 1994 was net of a $17.5 million restructuring charge. Excluding the restructuring charge, tobacco operating profits were down $46 million or almost 32% compared to last year. Included in fiscal year 1994 results were $27 million of inventory write-downs compared to approximately $14 million in fiscal year 1993. Tobacco operating results in fiscal 1994 reflect a number of adverse factors in the U.S., including a poor quality flue-cured crop, domestic content legislation, and pending excise tax increases on cigarettes. In addition to these domestic issues, there was a worldwide glut of tobacco as demand softened in the
face of record crops.   The culmination of these factors was
depressed prices and pressure on margins. Total domestic tobacco purchases in fiscal year 1994 were down primarily due to lower flue-cured purchases. However, processing volumes were comparable to the prior year as reduced cigarette manufacturer orders were offset by significantly larger volumes of tobacco
processed for the Stabilization Cooperatives.   In addition to
the adverse effects of the current crop volumes, domestic tobacco results in fiscal 1994 were down on a comparative basis to last year due to customer-mandated hold-over shipments in the first quarter of fiscal 1993. International tobacco profits for fiscal year 1994 were down principally due to the pressure on margins which reduced sales profits and resulted in significant inventory write-downs.



Lumber and building product operations reported higher operating results in fiscal year 1994 due to increased prices for hard and softwoods. Operating profits of the lumber and building products segment in fiscal year 1993 included a pre-tax gain of $3.8 million realized on the sale of the Company's flatboard
finishing operation.   Excluding the gain, lumber and building
products operating profits increased almost 50% in 1994. Agri-product operating results were down approximately 15% in fiscal year 1994 compared to last year. Improved results in nuts and sunflower seeds were more than offset by shortfalls in tea and coffee. Sunflower seed operations benefited from increased demand and fewer supplies, while tea operations were adversely affected by a weak market. Losses in coffee trading in the current fiscal year reflected the continuing volatility of those markets and the decision by the Company to terminate this business.


Selling, general and administrative expenses increased $31 million as a result of the inclusion of Casalee's operations for the full fiscal year in 1994. This increase was slightly offset by declines in selling and shipping expenses on reduced volumes in fiscal year 1994. Interest expense in fiscal year 1994 increased $12.3 million due to increased inventory levels, longer holding periods, and increased levels of higher rate long-term financing. The Company's effective tax rate for
fiscal year 1994 was 26.9% compared to 36.8% last year.   The
decrease in 1994 was due to a higher proportion of foreign earnings which were deemed permanently reinvested compared to 1993. In the future, the Company's effective tax rate is expected to approximate statutory rates. See Note 10 for more information. The Company's equity in net income of unconsolidated affiliates increased over 40% compared to last year due to the sale of idle facilities in Korea in fiscal 1994.



In June of 1994, the Company adopted a major restructuring plan for its tobacco operations. The plan includes the rationalization and consolidation of operations worldwide. The tobacco merchant industry over the past few years has been undergoing significant competitive changes. Consolidations within the industry have reduced the number of competitors. At the same time, customer pressure has increased to reduce costs and continue to deliver high quality products and services. Shortly after the acquisition of Casalee, the Company embarked on a study of its worldwide operations to identify areas of duplication. Included in the $17.5 million restructuring charge was approximately $16 million of severance provisions for approximately 700 of the Company's employees. The severance costs will be funded by cash provided by operations. The plan is expected to be implemented by the end of fiscal year 1995. Estimated savings after the plan is fully implemented are estimated to be $19 million per year, related primarily to reduced total compensation.



In the first quarter of fiscal 1994, the Company adopted SFAS 106 and elected to record a one-time charge of $29.4 million; subsequently, in the third quarter the Company amended its postemployment benefit plans. The effect of the amendment is expected to substantially offset the effect on earnings from SFAS 106. See Note 3 for more information.



Fiscal Year 1993 Compared to 1992



Consolidated revenues were up $58 million or about 2% in fiscal 1993 compared to 1992. Increases in revenues were realized in tobacco and lumber and building products segments, while revenues in agri-products were down slightly. Net income for fiscal year 1993 increased by nearly $10 million or 13%. This improvement was largely attributable to increases in foreign tobacco profits. Results of operations for the year included the results of Casalee for the six-week period from the date of its acquisition through March 31, 1993. Amounts for individual income statement captions were not materially affected. Casalee reported a loss of $3.5 million for the six-week period, principally due to seasonally low sales activity combined with inventory carrying costs and overhead.



Tobacco operating profits increased to $146 million in fiscal year 1993. Foreign tobacco reflected improved results from
Brazil and from sales of African tobaccos.   With the
acquisition of Casalee and its Brazilian operations, the significance of this geographic region to consolidated results has increased. Results of U.S. tobacco operations were up slightly in 1993 versus 1992 due to increased processing efficiencies and shipments delayed, at customers' requests, to the first quarter of 1993. The total volume of tobacco bought and processed was down compared to 1992. The majority of this decrease was in burley tobacco where orders were down almost 15%.



Overall operating profits of European lumber operations were down slightly for the year. During the year, the continuing European recession, along with increased labor costs and higher material prices, created a difficult market climate for the lumber distribution segment. Consolidation of a number of regional branches and the installation of a computer network led to improved inventory control and reduced overhead. The acquisition of a small window and door frame company also improved results in 1993.


Operating profits of agri-products operations were down slightly compared to those of fiscal year 1992. Each significant agri-product group made positive contributions to the results of the current year. In tea, drought conditions led to an improvement in the supply/demand relationship and in operating results. The effect of these market conditions was complemented by the Company's strategy of offering expanded and improved services to its customers. Sunflower seeds also benefited from reduced supply, as frost reduced the U.S. crop and led to improved selling prices. Other agri-product operations including rubber, coffee, spices and specialty seeds were up over 1992 as the Company took advantage of better trading opportunities available in fiscal year 1993.



Selling, general and administrative expenses reflected an increase in 1993 of $18 million or 8% over 1992. Approximately $5 million of the increase was due the inclusion of Casalee in the fourth quarter of fiscal year 1993. The balance of the increase was primarily due to higher selling and shipping costs incurred on higher volumes of foreign tobaccos sold. Interest expense continued the downward trend of the last several years primarily reflecting the reduction of short- term borrowing rates. There was no significant change in the Company's effective tax rate compared to 1992. The rate increased approximately two percentage points principally due to reduced tax benefits in fiscal year 1993 on foreign earnings deemed permanently reinvested.



Other Information Regarding Trends and Management's Actions



Last year's report discussed the growth potential of China and the former East Bloc. During the past year, there was economic and political uncertainty in several countries in Eastern Europe. As the former East Bloc has attempted economic reform, a number of new situations have been encountered, including privatization, exchange controls, tax policies, import / export policies and hyperinflation. As these regions go through change, we believe it is important to be participants in the tobacco activities while, at the same time, limiting our financial exposure.



Over the past few years, restrictions on cigarette smoking in public places and advertising have increased substantially. During the past year, particularly in the United States, the tobacco industry has been under unprecedented legislative and bureaucratic attack. There have been proposed increases in excise taxes, restrictions on the importation of foreign leaf, lawsuits regarding secondhand smoke and the Food and Drug Administration's review of nicotine levels in cigarettes. These efforts have adversely affected U.S. cigarette consumption.



The worldwide balance between tobacco supply and demand was one of oversupply during the current year. Consequently, tobacco prices have been under pressure. Progress has been made at limiting production in the current year in a number of foreign countries. In the United States, stabilization inventories are in excess of reserve requirements, and crop size may have to be reduced. Over the short term the surplus of tobacco will continue to put pressure on margins and earnings. The Company is not expected to immediately return to the record level of earnings reported in fiscal 1993; however, efforts to control leaf production and to further enhance operating efficiencies that the Company has achieved through restructuring are some of the important keys to long-term improvements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 1994, 1993 and 1992



(In thousands of dollars
except per share data)                       1994                1993          1992
Sales and other operating revenues         $2,975,050          $3,047,213    $2,989,018

Costs and expenses
    Cost of goods sold                      2,576,807           2,635,560     2,608,684
    Selling, general and
    administrative expenses                   278,527             247,325       229,450
    Restructuring charge                       17,500
    Interest                                   58,387              46,087        49,807

                                            2,931,221           2,928,972     2,887,941



Income before income taxes and
 other items                                   43,829             118,241       101,077

    Income taxes                               11,804              43,455        35,265
    Minority interests                            130                (749)         (267)

Income from consolidated operations            31,895              75,535        66,079

    Equity in net income of
     unconsolidated affiliates                  6,669               4,707         4,642

Income before cumulative effect
 of change in accounting principle             38,564              80,242        70,721

Cumulative effect of change in
 accounting principle                         (29,406)

Net income                                      9,158              80,242        70,721

Per common share

    Income before cumulative effect
     of change in accounting principle           1.09                2.39          2.15

    Cumulative effect of change in
     accounting principle                        (.83)

    Net income                             $      .26          $     2.39   $      2.15



See accompanying notes.

Universal Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 1994 and 1993

(In thousands of dollars)                            1994              1993

ASSETS

Current

    Cash and cash equivalents                     $164,520            $119,693

    Accounts and notes receivable                  368,989             345,766

    Accounts receivable - unconsolidated
     affiliates                                     28,113              20,098

    Inventories-at lower of cost or market:

        Tobacco                                    436,033             431,140

        Lumber and building products                83,441              63,386

        Agri-products                               60,132              56,004

        Other                                        8,753              18,811

    Prepaid income taxes                            10,095

    Deferred income taxes                            5,530               3,606

    Other current  assets                           20,423              28,431

            Total current assets                 1,186,029           1,086,935


Real estate, plant and equipment - at cost

    Land                                            22,607              21,004

    Buildings                                      166,111             155,652

    Machinery and equipment                        350,426             347,569

                                                   539,144             524,225

        Less accumulated depreciation              269,955             246,450

                                                   269,189             277,775

Other assets

    Goodwill                                       124,286             119,717

    Other intangibles                               27,089              20,080

    Investments in unconsolidated affiliates        26,298              25,745

    Deferred income taxes                            3,494               2,193

    Other noncurrent assets                         30,658              31,743

                                                   211,825             199,478

                                                $1,667,043          $1,564,188

See accompanying notes.

Universal Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 1994 and 1993



(In thousands of dollars)                           1994          1993
LIABILITIES AND SHAREHOLDERS' EQUITY
Current

    Notes payable and overdrafts                   $531,209      $426,251

    Accounts payable                                199,280       237,574

    Accounts payable - unconsolidated
     affiliates                                      34,810        25,402

    Customer advances and deposits                   51,671        52,672

    Accrued compensation                             13,366        21,017

    Provision for restructuring                      15,500

    Income taxes payable                              6,217         3,936

    Current portion of long-term obligations         15,947        19,552

        Total current liabilities                   868,000       786,404


Long-term obligations                               298,117       281,807

Postretirement benefits other than pensions          48,969

Other long-term liabilities                          57,156        40,592

Deferred income taxes                                12,361        35,020

Minority interests                                    4,966         2,452



Commitments and contingent liabilities

Shareholders' equity

Preferred stock, $100 par, 8% cumulative, authorized 75,000 shares, issued and outstanding 4 shares

Additional preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding

 Common stock, no par value, authorized
  50,000,000 shares, issued and outstanding
  35,001,185 shares (35,631,485 at June 30,
  1993)                                               75,287        86,672

    Retained earnings                                317,344       341,523

    Foreign currency translation adjustments         (15,157)      (10,282)

            Total shareholders' equity               377,474       417,913

                                                  $1,667,043    $1,564,188

Universal Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 1994, 1993 and 1992

(In thousands of dollars)                        1994        1993        1992

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                  $9,158      $80,242     $70,721

    Adjustments to reconcile net income to
     net cash provided by operating
     activities:

     Cumulative effect of change in
      accounting principle                      29,406

     Restructuring charge ($17,500 less
      cash payments of $2,000)                  15,500

        Depreciation                            37,086       32,773     29,169

        Amortization                             7,790        2,878      2,975

        Deferred taxes                            (471)       4,731        705

        Translation loss-net                     6,718        2,434      5,605

        Other                                   (3,963)      (8,119)    (8,620)

                                               101,224      114,939    100,555

    Changes in operating assets and
     liabilities net of effects from
     purchase of businesses:

     Accounts and notes receivable             (29,998)     (55,298)    77,207

     Inventories and other current assets          440         (933)  (130,029)

     Income taxes                               (7,712)      (4,288)    (3,500)

     Accounts payable and other accrued
      liabilities                              (36,824)       10,250     7,051

     Net cash provided by operating
      activities                                27,130        64,670    51,284



CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property, plant and
     equipment                                 (23,728)      (37,474)  (47,129)

    Purchase of businesses (net of
     cash acquired)                            (21,861)      (84,850)  (19,034)

    Sales of property, plant and
     equipment                                   4,035         6,935     9,760

    Other                                          507          (827)    4,307

        Net cash used in investing
         activities                            (41,047)     (116,216)  (52,096)


CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of short-term debt - net          107,147        80,315    18,952

    Repayment of short-term debt
     classified as long-term  June 30,
     1993                                     (100,000)

    Repayment of long-term debt                (22,829)      (40,948)  (31,803)

    Issuance of long-term debt                 119,000         5,820    63,441

    Issuance  (purchase) of common stock       (11,437)       70,943     1,576

    Dividends paid                             (32,775)      (28,220)  (25,600)

        Net cash provided by financing
         activities                             59,106        87,910    26,566

        Effect of exchange rate changes
         on cash                                  (362)          655    (2,616)

Net increase in cash and cash equivalents       44,827        37,019    23,138

Cash and cash equivalents at beginning
 of year                                       119,693        82,674    59,536



CASH AND CASH EQUIVALENTS AT END OF YEAR      $164,520      $119,693   $82,674



Supplemental cash flow information:

    Cash paid during the year for:

        Interest                               $53,761       $41,483   $44,473

        Income taxes - net of refunds          $19,767       $39,539   $28,501


See accompanying notes.

Universal Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended June 30, 1994, 1993 and 1992



(In thousands of dollars)                     1994         1993         1992

COMMON STOCK:

    Balance at beginning of year             $86,672      $15,597      $13,914

    Issuance of common stock                      52       70,579          109

    Exercise of stock options                                 496        1,576

    Common shares repurchased                (11,437)                       (2)

    Balance at end of year                    75,287       86,672       15,597


RETAINED EARNINGS:

    Balance at beginning of year             341,523      290,766      377,932

    Net Income                                 9,158       80,242       70,721

    Cash dividends declared ($.94 per
     share in 1994; $.86 in 1993;
     $.79 in 1992)                           (33,337)     (29,485)     (25,946)

    Distribution of title insurance
     shares*                                                          (131,941)

    Balance at end of year                   317,344      341,523      290,766



FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:

    Balance at beginning of year             (10,282)      (4,667)      (5,136)

    Translation adjustments for the year      (7,552)      (8,400)         728

    Allocated income taxes                     2,677        2,785         (259)

    Balance at end of year                   (15,157)     (10,282)      (4,667)



NET UNREALIZED INVESTMENT GAINS:

    Balance at beginning of year                                          3,119

    Net unrealized gains for the year                                     4,705

    Distribution of title insurance
     shares*                                                             (7,824)

    Balance at end of year                                                    0



SHAREHOLDERS' EQUITY AT END OF YEAR         $377,474     $417,913      $301,696


See accompanying notes.

*Equivalent to the net assets of Lawyers Title at October 1, 1991

Universal Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1994





Note 1 - ACCOUNTING POLICIES



Principles of Consolidation

The financial statements include the accounts of all controlled domestic and foreign subsidiaries. All material intercompany items and transactions have been eliminated. The fiscal years of foreign subsidiaries generally end March 31 or April 30 to facilitate timely reporting. The Company uses the equity method of accounting for its investments in affiliates which generally are owned less that 50%. However, due to exchange controls which restrict the remittance of dividends and governmental and other uncertainties, affiliates in Zimbabwe are accounted for under the cost method.



Translation of Foreign Currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.



The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. Exchange losses in 1994, 1993 and 1992 resulting from foreign currency transactions were $6.8, $1.6 and $4.1 million, respectively (including $6.7, $2.4 and $5.6 million of translation losses related to subsidiaries located in highly inflationary economies) and are included in the respective statements of income.



Inventories

Inventories of tobacco and agri-products are valued at the lower of specific cost or market. In determining lower of cost or market for agri-products, an entire position, i.e., tea, including forward purchase and sales contracts, is considered. Net unrealized losses by position are charged to income. However, no recognition is given to net unrealized gains. All other inventories are valued principally at lower of average cost or market.



Depreciation

Depreciation expense is based upon historical cost and the estimated useful lives of the assets. Depreciation of property used in domestic tobacco operations is calculated using the declining balance method in the early years and the straight-line method thereafter. All other properties are generally depreciated using the straight-line method. Estimated useful lives of properties range from three to forty years.





Income Taxes

The Company provides deferred income taxes on temporary differences arising from employee benefit accruals, depreciation, deferred compensation, and undistributed earnings of consolidated subsidiaries and unconsolidated affiliates not permanently reinvested. At June 30, 1994 the cumulative amount of undistributed earnings of consolidated subsidiaries on which no provision for U.S. income taxes had been made was $ 47.9 million. It is not practical to determine the amount of deferred income tax liabilities that would result had such earnings been actually repatriated.



Goodwill and Other Intangible Assets

Goodwill and other intangibles include the excess of the purchase price of acquired companies over the net assets, convenants not to compete and pension intangibles. Goodwill and other intangibles are amortized using the straight-line method over periods not exceeding 40 years. Accumulated amortization at June 30, 1994, and 1993 was $11.3 and $3.9 million, respectively.



Consolidated Statements of Cash Flows

For purposes of these statements, the Company considers all highly liquid investments, with a maturity of three months or less at the time of purchase, to be cash equivalents.


Fair Values of  Financial Instruments

The fair values of the Company's long-term obligations have been estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.



The carrying amount of all other current assets and liabilities as reported in the balance sheet at June 30, 1994 and 1993, which qualify as financial instruments, approximate their fair values.



Postretirement Benefits Other Than Pensions

On July 1, 1993, the Company adopted SFAS 106 "Employers'
Accounting for Postretirement Benefits Other Than Pensions".
The initial effect of adopting the statement was recorded as a cumulative change in accounting principle. See Note 3.



Reclassification

Amounts in prior years' statements have been reclassified to be reported on a consistent basis with the current year's presentation.





Note 2 - PENSION PLANS



The Company and its subsidiaries have several defined benefit pension plans covering United States and foreign salaried employees and certain other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company's funding policy for domestic plans is to make contributions currently to the extent deductible under existing tax laws and regulations, subject to the full-funding limits of the Employee Retirement Income Security Act of 1974. Foreign plans are funded in accordance with local practices. Domestic and foreign plan assets consist primarily of fixed income securities and equity investments. Prior service costs are amortized equally over the average remaining service period of employees. Information regarding net pension cost and the funded status of domestic and foreign plans was as follows:


Pension costs

                               Domestic                         Foreign

                            1994      1993     1992       1994       1993       1992
Service cost for
 benefits earned during
  the period                $2,925   $2,617   $2,361     $2,392     $2,134     $1,885

Interest cost on
 projected benefit
 obligation                  6,489    6,053    5,614      5,210      5,245      4,592

Actual return on plan
 assets                     (5,872)  (7,829)  (5,861)   (11,629)    (5,929)    (5,145)

Net amortization and
 deferral                    1,258    3,358    1,348      5,240       (234)        37

Total pension cost          $4,800   $4,199   $3,462     $1,213     $1,216     $1,369


Funded status

Domestic - March 31 measurement date

                                       Assets Exceed         Accumulated Benefits
                                    Accumulated Benefits         Exceed Assets
                                     1994            1993     1994            1993
Vested benefit obligation           $68,047      $60,767      $5,280        $5,085

Accumulated benefit obligation       68,888       61,677       6,521         5,988

Projected benefit obligation         84,707       78,337       9,699         8,053

Plan assets at fair value            75,839       72,010

Plan assets less than
 projected benefit obligation        (8,868)      (6,327)     (9,699)       (8,053)

Unrecognized net (asset)
 liability at transition             (4,320)      (4,919)        637           716

Unrecognized prior service
 costs                                  949        2,383       1,701           494

Unrecognized net loss                16,217       13,235       3,017         3,220

Additional minimum liability                                  (2,177)       (2,365)

    Prepaid  (accrued) pension
     cost                            $3,978       $4,372     $(6,521)      $(5,988)



Foreign - April 30 measurement date


                                       Assets Exceed         Accumulated Benefits
                                    Accumulated Benefits         Exceed Assets
                                   1994            1993       1994            1993
Vested benefit obligation        $62,303        $59,639      $8,787          $8,408

Accumulated benefit
 obligation                       70,368         62,727      10,609          10,004

Projected benefit obligation      75,916         67,392      11,583          11,089

Plan assets at fair value         81,881         73,563       3,692           3,417

Plan assets in excess of
 (less than) projected
 benefit obligation                5,965          6,171      (7,891)         (7,672)

Unrecognized net (asset)
 liability at transition          (6,309)        (7,215)         34              76

Unrecognized net loss (gain)         978            291         142              29

Additional minimum liability                                   (273)           (217)

    Accrued pension cost            $634          $(753)    $(7,988)        $(7,784)



SFAS 87 "Employers' Accounting for Pensions," required the Company to recognize an additional minimum liability of $2.4 and $2.6 million for the unfunded accumulated benefit obligation in 1994 and 1993, respectively. An equal amount was recognized as an intangible asset in those years.


Assumptions used in the computations were:



                                                   1994    1993    1992

Discount rate:

    Domestic                                       7.25%   7.75%   8.25%

    Foreign                                        6.00%   7.00%   8.10%

Rate of increase in future compensation levels:

    Domestic                                       5.50%   6.00%   6.00%

    Foreign                                        4.50%   5.00%   5.25%

Expected long-term rate of return on plan assets:

    Domestic                                       8.75%   8.50%   8.50%

    Foreign                                        7.00%   7.00%   8.25%



Note 3 - POSTRETIREMENT BENEFITS



The Company provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service requirements. The health plan is funded by the Company as the costs of the benefits are incurred and contains cost-sharing features such as deductibles and coinsurance. The Company funds the life insurance plan with deposits to a retired life reserve account held by an insurance company. The Company has made changes to the plans that have reduced benefits in the past and reserves the right to amend or discontinue the plans at any time.



Effective July 1, 1993, the Company adopted SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the estimated costs of these benefits be expensed over the employees' active service period rather than as paid. In accordance with SFAS 106 the Company elected to recognize the obligation as a one-time charge of approximately $29 million (net of $18 million in taxes) or $.83 per share during the first quarter of the year.



Effective January 1, 1994, the Company amended the benefit plans for future retirees which reduced the Company's postretirement obligation by approximately $14 million (net of tax benefits). The amortization of this reduction is expected to substantially offset the net periodic postretirement benefit expense from SFAS 106 through fiscal year 2001.



Net periodic postretirement benefit expense was as follows:



                                                          1994

Service cost                                            $1,268

Interest cost                                            3,255

Return on plan assets                                     (141)

Net amortization and deferral                           (1,527)

Net periodic postretirement benefit expense             $2,855




Prior to fiscal year 1994 the Company recognized expense in the year the benefits were paid. In fiscal year 1993 and 1992 approximately $1 million of expenses was recorded annually.


The following table sets forth the components of the postretirement benefit obligation:



June 30 measurement date                                           1994

Accumulated postretirement benefit obligation:

      Retirees                                                  $21,080

      Fully eligible active plan participants                     7,812

      Other active plan participants                              5,555

Accumulated postretirement benefit obligation                    34,447

Fair value of plan assets                                         3,414

Accumulated postretirement benefit obligation in
excess of plan assets                                            31,033

Unrecognized prior service cost                                  22,119

Unrecognized net loss                                            (4,183)

Accrued postretirement benefit cost                             $48,969



The accumulated postretirement benefit obligation was determined using an assumed annual increase in the health care cost trend rate of 13% for fiscal year 1995 and is assumed to decrease gradually to 6.5% by fiscal year 2005. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated benefit obligation by approximately $2 million and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for the fiscal year by approximately $100 thousand. The postretirement benefit obligation was determined using an assumed discount rate of 7.25% and an estimated long-term salary increase rate of 5.50%.





Note 4 - LONG-TERM OBLIGATIONS



                                                   1994               1993

6.14% Senior notes payable in five
 annual installments from 1996 to 2000             $100,000

Notes payable classified as long-term                              $100,000

9.25% Medium-term notes due February 2001           100,000         100,000

Medium-term notes due January 1997 at an
 average rate of 7.3%                                50,000          50,000

Other notes due through 1999 at various
 interest rates ranging from 5.5% to 12%             25,209          43,199

Notes due through 1998 at variable rates,
 currently 11%                                       16,587


4.26% Promissory note due August 1995                15,000

Revenue bonds due through 2001 at various
 interest rates below prime                           7,268           8,160

                                                    314,064         301,359

Less current portion                                (15,947)        (19,552)

Long-term obligations                              $298,117        $281,807





The fair value of the Company's long-term obligations was approximately $303 million at June 30, 1994 and $301 million at June 30, 1993. Certain notes are denominated in local currencies of foreign subsidiaries. Effective U.S. dollar interest rates vary based on exchange rate fluctuations.

Senior notes:

On August 24, 1993, the Company issued $100 million of 6.14% senior notes due in five equal installments beginning in fiscal 1997. The proceeds from these notes were used to repay $100 million of notes payable which were classified as long-term at June 30, 1993. In connection with these notes, the Company must meet certain financial covenants including maintainence of $300 million minimum shareholders' equity and restrictions on the issuance of long-term debt.



Other information:

Maturities of long-term debt for the fiscal years succeeding
June 30, 1994 are as follows:  1995-$15,947;  1996-$28,161;
1997-$77,676;  1998-$22,218;  1999-$23,566; 2000 and
after-$146,496.





Note 5 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION



The Company operates principally in three business segments:



Tobacco

Selecting, buying, shipping, processing, packing, storing and financing leaf tobacco in the United States and other tobacco growing countries for the account of, or for resale to, manufacturers of tobacco products throughout the world.



Lumber and Building Products

Distribution of lumber and building products to the building and construction market in Europe, primarily in Holland.



Agri-Products

Trading and processing tea, and sunflower seeds and trading other products from the countries of origin to various customers in the consuming industries throughout the world.



Generally, sales between business segments and geographic areas are priced on the same basis as sales to unaffiliated customers.
 Sales between business segments are insignificant.



Operating profit is total revenue less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, interest expense, income taxes and equity in net income of unconsolidated affiliates.



Identifiable assets are those of the Company that are identified with the operations in each industry group. Corporate assets are principally the fixed assets of the Company's administrative offices, certain notes receivable and corporate cash and cash equivalents.



U.S. Export Sales by Geographic Area



                               1994      1993          1992

Europe                       $182,140       $302,733   $314,383
Asia                          203,197        168,075    155,336
Other Areas                    27,321         33,895     56,272

                             $412,658       $504,703   $525,991



                                                                 Lumber and
Business Segments                      Tobacco           Building Products     Agri-products      Consolidated
1994

Gross revenues                         $2,175,644              $368,463          $430,943           $2,975,050

Operating profit (net of
 restructuring charge)                     82,522                18,768             9,224              110,514

General corporate expenses                                                                              (8,298)

Interest expense                                                                                       (58,387)

    Income before income tax and
     other items                                                                                        43,829

Identifiable assets                     1,205,173               262,442           171,372            1,638,987

Investments in unconsolidated
 affiliates                                                                                             26,298

Corporate assets                                                                                         1,758

    Total assets                                                                                     1,667,043

Depreciation and amortization               38,943                4,376             1,557               44,876

Capital expenditures                        18,640                4,265               823               23,728



1993

Gross revenues                           2,284,936              384,631           377,646            3,047,213

Operating profit                           146,199               16,427            10,898              173,524

General corporate expenses                                                                              (9,196)

Interest expense                                                                                       (46,087)

    Income before income tax
     and other items                                                                                   118,241

Identifiable assets                      1,180,168              217,129           138,310            1,535,607

Investments in unconsolidated
 affiliates                                                                                             25,745

Corporate assets                                                                                         2,836

    Total assets                                                                                     1,564,188

Depreciation and amortization               29,574                4,684             1,393               35,651

Capital expenditures                        30,963                4,931             1,580               37,474


1992

Gross revenues                           2,235,210              370,186           383,622            2,989,018

Operating profit                           134,534               14,651            11,453              160,638

General corporate expenses                                                                              (9,754)

Interest expense                                                                                       (49,807)

Income before income tax
    and other items                                                                                    101,077

Identifiable assets                        862,971              225,411           148,017            1,236,399

Investments in unconsolidated
 affiliates                                                                                             21,995

Corporate assets                                                                                         3,055

    Total assets                                                                                     1,261,449

Depreciation and amortization               26,315                4,081             1,748               32,144

Capital expenditures                      $ 39,914             $  4,793            $2,422            $  47,129




Consolidated Operations              United          South/Central                   Other
by Geographic Area                   States             America       Europe         Areas        Eliminations       Consolidated

1994
Revenues from unaffiliated customers     $1,532,592    $217,534      $1,088,693     $136,231                        $2,975,050

Transfers between geographic areas            1,658     123,898          34,588       34,903       $(195,047)

    Gross revenues                        1,534,250     341,432       1,123,281      171,134        (195,047)        2,975,050

Operating profit (net of
 restructuring charge)                       44,686      20,691          49,221       (4,084)                          110,514

General corporate expenses                                                                                              (8,298)

Interest expense                                                                                                       (58,387)

    Income before income taxes and
     other items                                                                                                        43,829

Identifiable assets                         575,425     469,415         754,696      107,456        (268,005)        1,638,987

Investments in unconsolidated
 affiliates                                                                                                             26,298

Corporate assets                                                                                                         1,758

    Total assets                                                                                                     1,667,043


1993

Revenues from unaffiliated
 customers                                1,690,484     187,790       1,014,450      154,489                         3,047,213

Transfers between geographic areas              824     102,891          19,580       33,838        (157,133)

    Gross revenues                        1,691,308     290,681       1,034,030      188,327        (157,133)        3,047,213

Operating profit                             71,820      39,930          56,593        6,688          (1,507)          173,524

General corporate expenses                                                                                              (9,196)

Interest expense                                                                                                       (46,087)

    Income before income taxes and
     other items                                                                                                       118,241

Identifiable assets                         497,706     471,892         613,998      107,545        (155,534)        1,535,607

Investments in unconsolidated
 affiliates                                                                                                             25,745

Corporate assets                                                                                                         2,836

    Total assets                                                                                                     1,564,188

1992

Revenues from unaffiliated customers      1,759,594     141,118         897,058      191,248                         2,989,018

Transfers between geographic areas            2,361     110,931          20,367       53,370        (187,029)

    Gross revenues                        1,761,955     252,049         917,425      244,618        (187,029)        2,989,018

Operating profit                             65,777      30,647          54,101       11,111            (998)          160,638

General corporate expenses                                                                                              (9,754)

Interest expense                                                                                                       (49,807)

    Income before income taxes
     and other items                                                                                                   101,077

Identifiable assets                        $498,135    $245,420        $452,061     $112,581        $(71,798)        1,236,399

Investments in unconsolidated affiliates                                                                                21,995

Corporate assets                                                                                                         3,055

    Total assets                                                                                                    $1,261,449


Note 6 - UNCONSOLIDATED AFFILIATES



The combined results of operations of the Company's unconsolidated affiliates, primarily foreign tobacco, are summarized below:


                              Equity Basis                       Cost Basis

                       1994      1993       1992        1994       1993       1992
Gross revenues      $291,892    $308,731   $402,399    $226,589    $149,169   $167,554

Gross profit          46,663      44,195     39,689      46,216      30,112     26,735

Net income           $12,052     $10,565    $10,696      $6,454      $1,446     $4,675



The combined financial position of the Company's unconsolidated affiliates, primarily foreign tobacco, are summarized below:



                                 Equity Basis                   Cost Basis
                              1994          1993            1994         1993

Current assets                $104,723       $149,197      $45,048     $88,093

Non-current assets              31,552         29,058       19,402      16,495

Current liabilities             88,093        130,726       38,467      92,305

Non-current liabilities       $ 12,034       $ 13,130      $ 6,858     $ 6,070



Note 7 - UNAUDITED QUARTERLY FINANCIAL DATA


Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, it is always more meaningful to focus on cumulative rather than quarterly results.


                                      First      Second     Third      Fourth
                                      Quarter    Quarter    Quarter    Quarter

1994

Sales and other operating revenues   $690,739    $863,674  $749,587   $671,050

Gross profit                          115,459     109,840    80,631     90,527

    Income (loss) before cumulative
     effect of change in accounting
     principle                         18,459      20,210     9,343     (9,448)

    Net income (loss)                 (10,947)     20,210     9,343     (9,448)

    Per common share

    Income (loss) before cumulative
     effect of change in accounting
     principle                            .52         .57       .26       (.27)

        Net income (loss)                (.31)        .57       .26       (.27)

        Cash dividends declared           .22         .24       .24         .24

    Market price range:  High          25 1/4      27 7/8    26 1/4      19 5/8

                         Low           21 3/4      22 3/8    18 1/2      17 3/4
 1993
    Sales and other operating
     revenues                         826,581     888,294   836,688     495,650

    Gross profit                      118,717     117,556    95,476      79,158

    Net income                         23,776      35,249    19,082       2,135

    Per common share

        Net income                        .72        1.08       .58         .06

        Cash dividends declared           .20         .22       .22         .22

    Market price range:  High          29 3/8      34 1/4    33 3/4      29 7/8

                         Low          $25 1/2      $25 3/8   $26 1/4    $24 1/8





The Company recorded $16.1 and $12.5 million in pre-tax writedowns of tobacco inventory and purchase commitments in the fourth quarter of 1994 and 1993, respectively. The fourth quarter of 1994 includes a $17.5 million pre-tax restructuring charge.



The third quarter of 1993 includes a pre-tax gain of $3.8 million on the sale of the U.S. flatboard finishing company.


Note 8 - SHARE PURCHASE RIGHTS PLAN



In 1989, the Company distributed as a dividend one preferred share purchase right for each outstanding share of common stock.
 As adjusted for the two-for-one split of the common stock effective December 16, 1991, each right entitles the shareholder to purchase one-half of one-hundredth of a share of Series A Junior Participating Preferred Stock ("Preferred Stock") at an exercise price of $110, subject to adjustment. The rights will become exercisable only if a person or group acquires or announces a tender offer for 20% or more of the Company's outstanding common stock. The Board of Directors may reduce this threshold percentage to 10%. If a person or group acquires the threshold percentage of common stock, each right will entitle the holder, other than the acquiring party, to buy shares of common stock or Preferred Stock having a market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Following the acquisition by any person of more than the threshold percentage of the Company's outstanding common stock but less than 50% of such shares, the Company may exchange one share of common stock for each right (other than rights held by such person). Until the rights become exercisable, they may be redeemed by the Company at a price of one cent per right. The rights expire on February 13, 1999.





Note 9 - EXECUTIVE STOCK PLAN



Under the Company's Executive Stock Plan (the Plan) executives, key employees, and directors may receive grants and/or awards including common stock, restricted stock, options qualifying as incentive or non-qualified stock options and "reload options". Reload options allow a participant to exercise an option and receive new options by exchanging previously acquired common stock for the shares received from the exercise. One new option may be granted for each share exchanged with an exercise price equivalent to the market price at the date of exchange. Up to
3.2 million shares of the Company's common stock may be issued under the Plan. Pursuant to the Plan non-qualified and reload options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant.



Options granted under the Plan become exercisable one year after date of grant except those granted in December 1991 which became exercisable November 1, 1992. Options granted after December 4, 1991 qualify for reload options which are fully exercisable six months after the date of the grant. All options expire ten years after date of grant.



Further information regarding options in the Plan for 1994, 1993 and 1992 is summarized as follows:



For the year ended:          1994        1993          1992       Price Range

   July 1

Outstanding                644,064     689,242        204,300     $11.06-28.00

Granted                     12,000     116,805        590,000      27.38-28.00

Exercised                             (141,032)       (81,158)     11.06-27.38

Canceled                               (20,951)       (23,900)     11.06-28.00

   June 30

Outstanding                656,064     644,064        689,242      11.06-28.00

Exercisable                650,064     588,231         99,242      11.06-28.00

Available for future
 grant                   2,334,376   1,633,746        229,600


Note 10 - INCOME TAXES



The components of income before income taxes and other items consist of the following:



Year Ended June 30,                       1994         1993        1992


United States                            $12,545      $45,772     $36,119

Foreign                                   31,284       72,469      64,958

                                         $43,829     $118,241    $101,077




Income taxes consist of the following:



Year Ended June 30,                   1994         1993          1992

Current

  United States                       $5,165      $18,025        $14,865

  State and local                      1,065        4,676          2,896

  Foreign                              6,045       16,023         16,799

                                      12,275       38,724         34,560
Deferred

  United States                       (5,083)         118         (1,366)

  State and local                        652         (132)           (83)

  Foreign                              3,960        4,745           2,154

                                        (471)       4,731             705

Total                                $11,804      $43,455         $35,265




A reconciliation of the statutory U.S. federal rates is as follows:



Year Ended June 30,                       1994          1993           1992

Tax at statutory rate                      35.0%        34.0%          34.0%

State income taxes - net of
 federal benefit                            2.5          2.4            1.9

Permanently reinvested earnings            (9.6)         (.8)          (1.1)

Increase in federal statutory rate          2.5

Other - net                                (3.5)         1.2             .1

                                           26.9%        36.8%          34.9%



In August, 1993, Congress passed the "Omnibus Budget
Reconciliation Act of 1993" which, among other things, increased the corporate tax rate from 34% to 35% retroactive to January 1, 1993 which increased tax expense approximately $1.5 million in the first quarter.



Significant components of deferred tax liabilities and assets as of June 30 were as follows:



                                                1994              1993

Liabilities

    Nonrepatriated earnings                   $29,132            $21,278

    Tax over book depreciation                  6,637             12,834

    All other                                   8,058             10,832

       Total deferred tax liability            43,827             44,944

Assets

    Employee benefit plans                     20,327                485

    Foreign currency translation                4,990              4,113

    Deferred compensation                       4,220              5,895

    All other                                  10,953              5,230

       Total deferred tax asset                40,490             15,723

          Less current portion                 (5,530)            (3,606)

       Net deferred tax asset                  34,960             12,117

Net deferred tax liability                     $8,867            $32,827



Note 11 - SHORT-TERM CREDIT FACILITIES



The Company maintains lines of credit in a number of foreign countries. Foreign borrowings are generally in the form of exchange contracts and overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. At June 30, 1994, unused, uncommitted lines of credit were approximately $1.0 billion.
In addition, the Company maintains a $100 million revolving credit facility to support short-term borrowings including the issuance of commercial paper.





Note 12 - COMMITMENTS AND OTHER MATTERS



A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have an adverse effect on the Company. For the years ended June 30, 1994, 1993 and 1992, one customer accounted for revenues of $900 million, $1.1 billion and $1.2 billion, respectively.



At June 30, 1994, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $32.6 million. Other commitments and contingent liabilities were approximately $152 million and relate principally to Common Market guarantees.



At June 30, 1994, the Company's equity in the underlying net assets of its unconsolidated equity affiliates was approximately equal to its investment. Consolidated retained earnings at June 30, 1994 include undistributed earnings of unconsolidated affiliates of $25 million (including additional deferred income
tax benefits of $3   million).



The Company's operating subsidiaries within each industry segment perform credit evaluations of customers' financial condition prior to the extension of credit. Generally, accounts and notes receivable are not secured with collateral and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are recovered. Credit losses are provided for in the financial statements and such amounts have not been material except for the write-off of an account receivable from Iraq in fiscal year 1991. In the lumber and building product operations in Europe, it is traditional business practice to insure accounts and notes receivable against uncollectibility.





At June 30, accounts and notes receivable by operating segment were as follows (in millions of dollars):



                                             1994            1993

Tobacco                                       $246           $233

Lumber and Building Products                    71             70

Agri-products                                   52             43

                                              $369           $346






Note 13 - ACQUISITIONS



On February 12, 1993, the Company acquired substantially all of the tobacco operations of The Casalee Group SA (Casalee) through the purchase of all of Casalee's capital stock and certain of its subsidiaries at a cost of approximately $100 million. The acquisition has been accounted for by the purchase method of accounting. For financial reporting purposes the accounts of Casalee are on a March 31 fiscal year basis, and are consolidated with the Company's June 30 fiscal year. Accordingly, the consolidated results of operations for the fiscal year ended June 30, 1993 include the results of Casalee from the acquisition date thru March 31, 1993. Unaudited pro forma consolidated results of operations for the years ended June 30, 1993 and 1992 as though Casalee had been acquired at the beginning of the fiscal year follow:



                                      1993               1992

Gross revenues                   $3,230,206         $3,170,413

Net income                           59,498             68,449

Earnings per share*              $     1.67         $     1.92

* Weighted average shares outstanding includes 2.7 million shares assumed to have been issued at the beginning of 1992.





Note 14 - RESTRUCTURING CHARGE



In the fourth quarter of fiscal year 1994, plans were developed to reduce the Company's worldwide cost structure including the consolidation of certain tobacco operations and the reduction in the number of employees. The consolidated statement of income includes an estimated $17.5 million of pretax charge ($11.8 million net of tax benefits, or $.33 per share) related to the plan. This charge includes $16 million for the expected costs of severance payments related to approximately 700 employees throughout the Company. As of June 30, 1994, payments of $2 million, primarily for severance and related costs of approximately 200 employees, had been recorded as a reduction of the provision for restructuring.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Universal Corporation



We have audited the accompanying consolidated balance sheets of Universal Corporation and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accompanying principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation and subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in fiscal year 1994.





/s/ Ernst & Young LLP
Richmond, Virginia
August 4, 1994

REPORT OF MANAGEMENT
To the Shareholders of Universal Corporation



The consolidated financial statements of Universal Corporation have been prepared under the direction of management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles and, where appropriate, include amounts based on judgements of management.



Management is also responsible for maintaining an effective system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel, and an internal audit program to monitor its effectiveness.



Ernst & Young LLP, independent auditors, are retained to audit our financial statements. Their audit provides an objective assessment of how well management discharged its responsibility for fairness in financial reporting.



The Audit Committee of the Board of Directors is composed solely of outside directors. The committee meets periodically with management, the internal auditors and the independent auditors to assure that each is properly discharging its responsibilities. Ernst & Young LLP and the internal auditors have full and free access to meet privately with the Audit Committee to discuss accounting controls, audit findings and financial reporting matters.





/s/ Hartwell H. Roper



Hartwell H. Roper

Vice President & Chief Financial Officer

August 4, 1994





ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      ON ACCOUNTING AND FINANCIAL DISCLOSURE



For the three years ended June 30, 1994, there were no changes in and disagreements between the Company and its independent auditors on any matter of accounting principles, practices or financial statement disclosures.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to the caption, "Election of Directors" in the September
23, 1994 Proxy Statement  which information is incorporated
herein by reference.
                                                              Fiscal
                                                               Year
Name                  Position                        Age     Elected

H. H. Harrell         Chairman and Chief
                      Executive Officer                55        1991

A. B. King            President and Chief              48        1993
                      Operating Officer

H. H. Roper           Vice President and               46        1993
                      Chief Financial Officer

W. L. Taylor          Vice President and               53        1993
                      Chief Administrative Officer

K. M.  L. Whelan      Vice President and Treasurer     47        1993

J. M. White, III      Secretary and General Counsel    55        1988

W. J. Coronado        Controller                       40        1991

J. Godthelp           President and Chairman of the    60        1990
                      Board of Deli Universal, Inc.

R. J. Zalzneck        Senior Vice President of         48        1990
                      Universal Leaf Tobacco Company,
                      Incorporated

There are no family relationships between any of the above officers.

Term of Office:   All officers are elected until the next annual
shareholders meeting or until their successors are elected.

Footnotes:

(1) H. H. Harrell was elected chairman and chief executive officer of Universal Leaf Tobacco Company, Incorporated in 1989. He was elected president in 1988.

(2) A. B. King was elected president in 1991. He was elected executive vice president in 1988 of Universal Leaf Tobacco Company, Incorporated.

(3) H. H. Roper was elected vice president in 1990 and controller in 1988.

(4) W. L. Taylor was elected vice president in 1991. He joined Universal Leaf Tobacco Company, Incorporated in 1990 as senior vice president and chief administrative officer. Prior to 1990, for more than five years he was a partner with the law firm of McGuire, Woods, Battle and Boothe.

(5) K. M. L. Whelan joined the company in 1993. Prior to joining the company she was elected vice president of financial reporting in 1989 and assistant treasurer in 1986 of James River Corporation.

(6) W. J. Coronado was elected controller in 1990 and assistant controller in 1988 of Universal Leaf Tobacco Company,
        Incorporated.

(7) J. Godthelp was elected executive vice president in 1986 of Deli Universal, Inc., a subsidiary of the Company.

(8)     R. J. Zalzneck joined the Company in 1988.


ITEM 11.   EXECUTIVE COMPENSATION

Refer to the caption, "Stock Ownership," in the September
23, 1994 Proxy Statement which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to the caption, "Certain Relationships," in the September 23, 1994 Proxy Statement which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to the caption, "Certain Relationships and Related
Transactions," in the September 23, 1994 Proxy Statement which information is incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) (1) and (2) - The following consolidated financial statements of Universal Corporation and Subsidiaries are included in Item 8:

        Consolidated Statements of Income for the years ended June 30, 1994, 1993 and 1992

        Consolidated Balance Sheets at June 30, 1994 and 1993

        Consolidated Statements of Cash Flows for the years ended
        June 30, 1994, 1993 and 1992

        Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1994, 1993 and 1992

        Notes to Consolidated Financial Statements for the years ended June 30, 1994, 1993 and 1992

        Report of Ernst & Young LLP, Independent Auditors

   The following consolidated financial statement schedule of Universal Corporation and Subsidiaries is included in Item
   14(d):

        Schedule IX  Short-term borrowings

   (3) Listing of Exhibits

       3.1 Restated Articles of Incorporation (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, File No. 1-652).

      3.2 Bylaws (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 1-652).

      4.1 Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to Registrant's Current Report on Form 8-K, dated February 25, 1991, File No. 1-652).

      4.2 Form of Fixed Rate Medium-Term Note, Series A
          (incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated February 25, 1991, File No. 1-652).

      4.3 Form of 9 1/4% Note due February 15, 2001 (incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated February 25, 1991, File No. 1-652).

      4.4 Rights Agreement, dated February 2, 1989, between the
          Registrant and Sovran Bank, N.A., as Rights Agent
          (incorporated herein by reference to the Registrant's Form 8-A Registration Statement, dated February 9, 1989, File No. 1-652).

      4.5 Amendment to Rights Agreement, dated May 2, 1991, between the Registrant and Sovran Bank, N.A., as Rights Agent
          (incorporated hereby by reference to the Registrant's Form 8 Amendment No. 1, dated May 7, 1991, to Form 8-A Registration Statement, dated February 9, 1989, File No. 1-652).

      4.6 Amendment to Rights Agreement, dated July 17, 1992, between the Registrant, NationsBank, N.A., as Rights Agent, and Wachovia Bank of North Carolina, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant's Form 8 Amendment No. 2, dated July 17, 1992, to Form 8-A Registration Statement, dated February 9, 1989, File No. 1-652).

          The Registrant, by signing this Report on Form 10-K, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed, which authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

    10.1  Universal Corporation Restricted Stock Plan for
          Non-Employee Directors (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

    10.2  Universal Leaf Tobacco Company, Incorporated
          Supplemental Stock Purchase Plan, as amended June 24, 1991 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

    10.3  Universal Corporation Management Performance Plan
          (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, File No. 1-652).

    10.4  Universal Leaf Tobacco Company, Incorporated Management
          Performance Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, File No. 1-652).

    10.5  Universal Leaf Tobacco Company, Incorporated Executive
          Life Insurance Agreement.*

    10.6  Universal Leaf Tobacco Company, Incorporated Deferred
          Income Plan (incorporated herein by reference to the Registrant's Report on Form 8, dated February 8, 1991, File No. 1-652).

    10.7  Universal Leaf Tobacco Company, Incorporated Benefit
          Replacement Plan (incorporated herein by reference to the Registrant's Report on Form 8, dated February 8, 1991, File No. 1-652).

    10.8  Universal Leaf Tobacco Company, Incorporated Senior
          Executive Severance Plan (incorporated herein by reference to the Registrant's Report on Form 8, dated February 8, 1991, File No. 1-652).

    10.9  Universal Leaf Tobacco Company, Incorporated
          Supplemental Pension Plan (incorporated herein by reference to the Registrant's Report on Form 8, dated February 8, 1991, File No. 1-652).

   10.10 Universal Corporation 1989 Executive Stock Plan, as amended as of October 27, 1992 (incorporated hereby by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 1-652).

   10.11  Universal Corporation 1991 Stock Option and Equity
          Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

   10.12 Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

   10.13  Deli Universal, Inc. Management Performance Plan
          (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, File No. 1-652).

   10.14  Universal Leaf Tobacco Company, Incorporated 1994
          Deferred Income Plan.*

   10.15  Universal Corporation Outside Directors' 1994 Deferred
          Income Plan.*

   10.16  Universal Leaf Tobacco Company, Incorporated 1994
          Benefit Replacement Plan.*

      21  Subsidiaries of the Registrant.*

      23  Consent of Ernst & Young LLP.*

      27  Financial Data Schedule.*

      * Filed herewith.

(b)  Reports on Form 8-K filed in the fourth quarter of 1994

     Form 8-K filed on July 11, 1994.  The form describes a press
     release announcing a plan of     restructuring which provides for
     the consolidation and rationalization of operations and services in company facilities around the world.

(c)  Exhibits

     The exhibits listed in Item 14(a)(3) are filed as part of this annual report.

(d)  Financial Statement Schedules

     The consolidated financial statement schedule listed in Item
     14(a) is filed as part of this annual     report.  All other
     schedules are omitted since the required information is not
     present in amounts     sufficient to require submission or because
     the information required is included in the     consolidated
     financial statements and notes therein.

                               SCHEDULE  IX

                          SHORT - TERM BORROWINGS

                   Years Ended June 30, 1994, 1993 and 1992
                         (In thousands of dollars)

                                                          Maximum Amount       Average Amount        Weighted Average
                    Balance at End   Weighted Average   Outstanding During   Outstanding During   Interest Rate During
 Classification     of the Period     Interest Rate       the Period (1)       the Period (1)        the Period (2)
 1994
Notes Payable         $525,521            5.62%              $565,281             $533,602               5.01%

 1993
Notes Payable          417,067            5.60                444,600              378,721               6.35

 1992
Notes Payable          363,378            6.57                363,378              288,750               8.88

Commercial Paper            $0              NA                $43,000              $16,454               5.93%

(1) Based on quarter-end balances.

(2) The weighted average interest rate was calculated by dividing total interest paid by average amount borrowed.

Reference is made to Note 12 of the financial statements.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                              (REGISTRANT)

September 21, 1994           By  /s/ Henry H. Harrell
                                       Henry H. Harrell
                                 Chairman and Chief Executive Officer
                                      (Principal Executive Officer)



   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                          Chairman, Chief Executive
/s/ Henry H. Harrell      Officer and Director             September 21, 1994
  Henry H. Harrell        (Principal Executive Officer)





/s/ Allen B. King         President, Chief Operating       September 22, 1994
 Allen B. King            Officer and Director


/s/ William W. Berry      Director                         September 28, 1994
    William W. Berry



/s/ Wallace L. Chandler   Director                         September 21, 1994
    Wallace L. Chandler


/s/ Richard G. Holder     Director                         September 28, 1994
    Richard G. Holder



/s/ Hubert R. Stallard    Director                         September 28, 1994
    Hubert R. Stallard



/s/ Thomas R. Towers      Director                         September 22, 1994
    Thomas R. Towers


/s/ Hartwell H. Roper     Vice President and               September 23, 1994
    Hartwell H. Roper     Chief Financial Officer



/s/ William J. Coronado   Controller (Principal            September 21, 1994
    William J. Coronado   Accounting Officer)