Form 10-Q
period 1994-09-30
UNIVERSAL CORP /VA/
filed 1994-11-14
CIK 102037

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 1994

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

                 Yes     X     No


Common Stock, No par value - 35,007,585 shares outstanding as of November 8,
1994

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three Months Ended September 30, 1994 and 1993



                                                1994            1993

Sales and other operating revenues             $656,024       $690,739

Costs and expenses
    Cost of goods sold                          566,620        575,280
    Selling, general and administrative          66,184         73,727
    Interest                                     14,900         15,869
                                                647,704        664,876

Income before income taxes and other items        8,320         25,863
    Income taxes                                  2,802          7,918
    Minority interests                              120            (87)

Income from consolidated operations               5,398         18,032
    Equity in net income of unconsolidated
     affiliates                                     470           427

Income before cumulative effect of change in
accounting principle                              5,868         18,459

Cumulative effect of change in accounting
 principle                                                     (29,406)

Net income                                       $5,868       $(10,947)

Per common share
    Income before cumulative effect of change
in accounting principle                           $ .17          $ .52
    Cumulative effect of change in accounting
     principle                                                    (.83)
    Net income                                    $ .17          $(.31)


Retained earnings - Beginning of period        $317,344       $341,523
Net income                                        5,868        (10,947)
Cash dividends declared ($.24-1994;
 $.22-1993)                                      (8,401)        (7,840)
Retained earnings - End of period              $314,811       $322,736

Average common shares outstanding            35,003,055     35,631,485

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                            September 30,      June 30,
                                                 1994            1994
ASSETS

Current
    Cash and cash equivalents                   $67,658        $164,520
    Accounts and notes receivable               469,207         368,989
    Accounts receivable - unconsolidated
     affiliates                                  60,691          28,113
    Inventories at lower of cost or market:
        Tobacco                                 524,981         436,033
         Lumber and building products            92,413          83,441
        Agri-products                            56,689          60,132
        Other                                     8,357           8,753
    Prepaid income taxes                         14,848          10,095
    Deferred income taxes                         4,480           5,530
    Other current assets                         20,595          20,423
        Total current assets                  1,319,919       1,186,029

Real estate, plant and equipment - at cost
    Land                                         22,865          22,607
    Buildings                                   169,081         166,111
    Machinery and equipment                     350,865         350,426
                                                542,811         539,144
        Less accumulated depreciation           275,803         269,955
                                                267,008         269,189

Other assets
    Goodwill                                    123,554         124,286
    Other intangibles                            25,797          27,089
    Investments in unconsolidated affiliates     26,781          26,298
    Deferred income taxes                         3,881           3,494
    Other noncurrent assets                      31,156          30,658
                                                211,169         211,825

                                             $1,798,096      $1,667,043

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                       September 30,       June 30,
                                                            1994             1994
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                          $589,131         $531,209
    Accounts payable                                       206,749          199,280
    Accounts payable - unconsolidated affiliates            17,565           34,810
    Customer advances and deposits                         135,803           51,671
    Accrued compensation                                    11,632           13,366
    Provision for restructuring                             14,500           15,500
    Income taxes payable                                     3,528            6,217
    Current portion long-term obligations                   17,850           15,947
        Total current liabilities                          996,758          868,000

Long - term obligations                                    301,264          298,117

Postretirement benefits other than pensions                 48,656           48,969

Other long - term liabilities                               55,252           57,156

Deferred income taxes                                       12,344           12,361

Minority interests                                           4,920            4,966

Shareholders' equity
    Preferred stock $100 par, 8% cumulative, authorized
        75,000 shares, issued and outstanding 4 shares
    Additional preferred stock, no par value, authorized
        5,000,000 shares, none issued or outstanding
    Common stock, no par value, authorized 50,000,000
        shares, issued and outstanding 35,003,185 shares
        (35,001,185 at June 30, 1994)                       75,309           75,287
    Retained earnings                                      314,811          317,344
    Foreign currency translation adjustments               (11,218)         (15,157)
        Total shareholders' equity                         378,902          377,474

                                                        $1,798,096       $1,667,043

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1994 and 1993


                                                          1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                    $5,868      $(10,947)
    Adjustments to reconcile net income to net
      cash provided by operating activities               8,700        13,000
    Cumulative effect of change in accounting
      principle                                                        29,406
    Changes in operating assets and liabilities
      net of effects from purchase of businesses       (157,830)     (196,423)

        Net cash used in operating activities          (143,262)     (164,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment            (6,400)       (8,400)
    Other                                                 1,800

        Net cash used in investing activities            (4,600)       (8,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt - net        53,800       137,400
    Repayment of short-term debt classified as
long-term June 30,1993                                               (100,000)
    Issuance of long-term debt                            5,600       115,000
    Dividends paid                                       (8,400)       (7,840)

        Net cash provided by financing activities        51,000       144,560

Net decrease in cash and cash equivalents               (96,862)      (28,804)
Cash and cash equivalents at beginning of period        164,520       119,693

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $67,658       $90,889

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994

All figures contained herein are unaudited and stated in thousands of dollars


1) The Company's operating segments of domestic and foreign tobacco, lumber and building products and agri-products are seasonal by nature. Therefore, the results of operations for the three-month period ended September 30, 1994 are not necessarily indicative of results to be expected for the year ending June 30, 1995. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.

2) At September 30, 1994, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $14 million. Other contingent liabilities approximate $134 million and relate principally to Common Market guarantees.

3) The lower effective tax rate for last year's quarter was due to the reversal of taxes accrued on non-repatriated earnings that were permanently reinvested in certain foreign subsidiaries and a greater proportion of earnings taxed at less than the full statutory rate.

4) The Company recognized in June 1994 a pre-tax restructuring charge of $17.5 million related to the consolidation of tobacco operations and a reduction in the number of employees. The charge included $16 million for the expected costs of severance payments related to approximately 700 employees throughout the Company. As of September 30, 1994, payments of $3 million, primarily for severance and related costs of approximately 250 employees, had been recorded as a reduction of the restructuring provision.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Current assets and current liabilities increased $134 million and $129 million, respectively, at September 30, 1994 compared to June 30, 1994, primarily due to the seasonal requirements of the Company's domestic tobacco operations, advances of agricultural materials to Brazilian farmers and advances made to purchase tobacco from unconsolidated affiliates. The June 30 balance sheet generally reflects the low point of working capital needs in the U.S. while those for South and Central America start to expand. By the end of the Company's first quarter, U.S. operations related to the current flue-cured crop are in full swing. The Company is carrying green tobacco purchases and unshipped processed tobacco in inventory and larger accounts receivable balances related to shipments made during the quarter. In Brazil, the first quarter reflects a combination of the working capital requirements of the prior and current crops, as well as advances to farmers for the next crop for which deliveries are expected to begin at the end of the fiscal year. The seasonal expansion of accounts receivable and inventories is supported by lines of credit and customer advances.

     Recently the Brazilian government implemented a new monetary policy. Subsequently the U.S. dollar declined in value relative to the real, the new Brazilian currency. The exchange ratio of the dollar to the real, in combination with the Company's net real monetary position could lead to material swings in foreign exchange gains and losses. In addition, if the real does not devalue at a rate in line with Brazilian inflation, there could be significant dollar cost increases for the next crop. The potential impact of these factors cannot be determined at this time.

     The Company's liquidity position at September 30, 1994, remains strong. The Company has also reduced its capital expenditure requirements over the last year and continues to do so in the current year. During the current quarter the Company acquired a major Dutch softwood distributor that will strengthen its position in the industry. Results from this acquisition will begin to appear in the second quarter. The acquisition was financed with short-term borrowings.

Results of Operations

     'Sales and Other Operating Revenues' declined $35 million in the quarter, primarily due to reduced Brazilian current crop sales with lower
average sales prices.   Domestic tobacco sales and operating revenues were
comparable to last year's quarter. Lumber and building product sales in the quarter were up due to an increase in the number of distribution outlets
resulting from the acquisition of Steffex in fiscal 1994.   Agri-product
revenues were down slightly due to the Company's decision last year to discontinue coffee trading activity.

     Gross profits in the quarter declined $26 million to 13.6% of gross revenues compare to 16.7% in last year's quarter. Operations in Brazil were a dominant factor in the decline. A number of shipments from Brazil during the quarter consisted of old crop stocks, which had been written down in the previous year. These sales were nominally profitable and had the effect of reducing the overall profit margins reported. In addition, profits from dark tobacco operations were down due to a poor crop in Northern Brazil and increased competition for Indonesian leaf styles. Volumes of the current U.S. flue-cured crop bought and processed increased in the quarter on a better quality crop than last year's. Although overall tobacco results were disappointing, the world markets are improving. Production of leaf at the farmer level is more nearly in line with demand. Gross profits in lumber and building products for the quarter were lower than the same period last year. In the prior year the Company was able to take advantage of rising raw material and finished goods costs, by selling lower cost inventories on hand. Agri-product gross profits were down slightly in the quarter as the gains realized from the discontinuance of coffee trading were principally offset by a decline in tea earnings caused by unfavorable market conditions and less blending activity.

      'Selling, general and administrative expenses' declined $7.5 million or over 10% in the quarter on reduced sales-related expenses. This decrease was partially offset by the inclusion of Steffex's selling, general and administrative expenses in the first quarter of fiscal 1995. 'Interest expense' reflects the positive impact of a reduction in inventory levels
since September 1993 in certain geographic areas.   'Income Taxes' in the
prior year's quarter reflected an effective tax rate that was approximately three percentage points lower than that of fiscal 1995 due to the reversal of taxes previously accrued on earnings from certain foreign subsidiaries and a greater proportion of earnings taxed at less than full statutory rates.

     Currently, conditions in the world tobacco markets are improving. Inventory levels are lower and tobacco production is more nearly in line with demand. Because of its commitment to cost effectiveness and the advantage of improving market conditions, management is cautiously optimistic that earnings for the full fiscal year will meet or exceed the $50 million that was earned last year before net of tax restructuring charges and an accounting change. As reported in the 1994 annual report to shareholders, the Company adopted a restructuring plan for its tobacco operations in June 1994. As of the date of this report there have been no material changes to the plan or its underlying assumptions. See Note 4 for more information.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on October 25, 1994, the following proposals were voted on:

(a) To approve amendments to the Universal Corporation 1989 Executive Stock Plan to provide that (i) no individual may be granted Stock Incentives in any calendar year for more than 200,000 shares of Common Stock and (ii) the exercise price for a stock option shall not be less than the fair market value of a share of Common Stock on the date of grant.

     The proposal was approved with the following vote:

     Shares Voted "FOR"       Shares Voted "AGAINST"   Shares "ABSTAINING"

         27,670,244                1,790,653                382,319


(b) To approve the Universal Corporation 1994 Stock Option Plan for Non-Employee Directors.

     The proposal was approved with the following vote:

     Shares Voted "FOR"       Shares Voted "AGAINST"   Shares "ABSTAINING"

          26,620,211                 2,862,197               360,808

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 8, 1994              UNIVERSAL CORPORATION
                                        (Registrant)



                               / s /      Hartwell H. Roper
                               Hartwell H. Roper, Vice President and
                                     Chief Financial Officer



                               / s /      William J. Coronado
                                   William J. Coronado, Controller
                                    (Principal Accounting Officer)