Form 10-Q
period 1994-12-31
UNIVERSAL CORP /VA/
filed 1995-02-10
CIK 102037

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                               FORM 10-Q


[ x ]  Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Period Ended December 31, 1994


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

                             Yes     X     No


Common Stock, No par value - 35,016,585 shares outstanding as of February 9, 1995

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Six Months Ended December 31, 1994 and 1993


                		              Three Months 		     Six Months

		                          1994 		  1993 		 1994 		 1993
Sales and other operating revenues 	$963,745	$866,774     $1,619,769       $1,557,313
  Cost of goods sold 		         842,903	 750,703      1,409,523        1,324,283
  Selling, general and administrative 	  85,084 	  73,103  	151,268 	 148,330
  Interest 		                  15,171 	  14,343 	 30,071 	  30,212

                                	 943,158 	 838,149      1,590,862        1,502,825


Income before income taxes and
   other items 		                  20,587 	  28,625         28,907 	  54,488
    Income taxes 		           7,497 	   9,568 	 10,299 	  17,486
    Minority interests 		              42             391 	    162 	     304


Income from consolidated operations 	  13,048          18,666 	 18,446		  36,698

    Equity in net income of
      unconsolidated affiliates 	   1,901           1,544 	  2,371 	   1,971

Income before cumulative effect of
 change in accounting principle 	  14,949 	  20,210         20,817 	  38,669


Cumulative effect of change in
 accounting principle                   					         (29,406)


Net income 		                 $14,949 	 $20,210 	$20,817 	  $9,263

Per common share

    Income before cumulative effect
     of change in accounting principle      $.43 	    $.57           $.59            $1.09

    Cumulative effect of change in
    accounting principle	                                                            (.83)

        Net income 		            $.43            $.57 	   $.59           $  .26


Retained earnings - Beginning of period 		               $317,344         $341,523

Net income 						                 20,817 	   9,263

Cash dividends declared ($.49-1994;  $.46-1993) 			(17,162)         (16,392)

Retained earnings - End of period 			               $320,999		$334,394

Average common shares outstanding 				     35,005,823       35,632,238


Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS


        	                                	December 31, 	 	June 30,
	        	                                   1994 		  1994
ASSETS



Current

    Cash and cash equivalents 	                       	 $ 65,718 		$164,520
    Accounts and notes receivable 		          500,646 		 368,989
    Accounts receivable - unconsolidated affiliates        84,686		  28,113
    Inventories at lower of cost or market:
        Tobacco 		                          474,906 		 436,033
        Lumber and building products 		          112,126 		  83,441
        Agri-products 		                           58,416 		  60,132
        Other 		                                    8,765 		   8,753
    Prepaid income taxes 		                    8,773 		  10,095
    Deferred income taxes 		                    5,547 		   5,530
    Other current assets 		                   16,497 		  20,423
        Total current assets 		                1,336,080 	       1,186,029

Real estate, plant and equipment - at cost
    Land 		                                   31,834 		  22,607
    Buildings 		                                  187,883 		 166,111
    Machinery and equipment 		                  359,470 		 350,426
  		                                          579,187 		 539,144
        Less accumulated depreciation 		          286,273 		 269,955
                                                          292,914 		 269,189

Other assets
     Goodwill 		                                  126,009 		 124,286
     Other intangibles 		                           24,534 		  27,089
     Investments in unconsolidated affiliates 		   39,109 		  26,298
     Deferred income taxes 		                    3,789 		   3,494
     Other noncurrent assets 		                   30,536 		  30,658
                                                          223,977 		 211,825
                                                       $1,852,971 	      $1,667,043


Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                       		     December 31,              June 30,
                                                        1994 		         1994
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
    Notes payable and overdrafts 		       $550,142 	       $531,209
    Accounts payable 		                        233,309 	        199,280
    Accounts payable - unconsolidated affiliates 	 33,440 	         34,810
     Customer advances and deposits 		        173,862 		 51,671
     Accrued compensation 		                 15,378 		 13,366
     Provision for restructuring 		          9,500 		 15,500
     Income taxes payable 		                  6,223 		  6,217
     Current portion long-term obligations 		 32,416 	 	 15,947
         Total current liabilities 		      1,054,270 		868,000

Long - term obligations 		                285,583 		298,117

Postretirement benefits other than pensions 		 48,387 		 48,969

Other long - term liabilities 		                 54,335 		 57,156

Deferred income taxes 		                         16,706 		 12,361

Minority interests 		                          4,741 		  4,966

Shareholders' equity
    Preferred stock $100 par, 8%
     cumulative, authorized 75,000 shares,
     issued and outstanding 4 shares

    Additional preferred stock, no par
     value, authorized 5,000,000 shares,
     none issued or outstanding

    Common stock, no par value, authorized
     50,000,000 shares, issued and
     outstanding 35,016,585 shares
     (35,001,185 at June 30, 1994) 		         75,523 		 75,287
    Retained earnings 		                        320,999 		317,344
    Foreign currency translation adjustments 		 (7,573) 		(15,157)
        Total shareholders' equity 		        388,949 	        377,474
                                                     $1,852,971 	     $1,667,043

                                       4

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 1994 and 1993



                                        		  1994 		  1993

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income 		                                $20,817 	 $9,263
    Adjustments to reconcile net income
     to net cash provided by operating activities 	 23,900 	 30,500
    Cumulative effect of change in accounting
     principle                           	 	                 29,406
    Changes in operating assets and liabilities
     net of effects from purchase of businesses 	(74,319)       (227,592)

        Net cash used in operating activities 	 	(29,602)       (158,423)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment 	 	(14,900)	(13,300)
    Purchase of businesses (net of cash acquired) 	(60,600) 	 (8,700)
    Other 		                                  2,100 	 (3,500)

        Net cash used in investing activities 	 	(73,400)	(25,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of short-term debt - net 		         14,100 	131,100
    Repayment of short-term debt classified
     as long-term June 30,1993 			                       (100,000)
    Issuance of long-term debt 		                  6,700 	115,000

    Issuance of common stock 		                    200
    Dividends paid 	 	                        (16,800)        (15,700)

        Net cash provided by financing activities 	  4,200 	130,400

Net decrease in cash and cash equivalents 	 	(98,802) 	(53,523)
Cash and cash equivalents at beginning of period 	164,520		119,693

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	 	$65,718 	$66,170

                                        5

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994



All figures contained herein are unaudited and stated in thousands of dollars



1) The Company's operating segments of domestic and foreign tobacco, lumber and building products and agri-products are seasonal by nature. Therefore, the results of operations for the six month period ended December 31, 1994 are not necessarily indicative of results to be expected for the year ending June 30, 1995. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.



2) At December 31, 1994, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $12 million. Other contingent liabilities approximate $109 million and relate principally to Common Market guarantees.



3) The lower effective tax rate for last year was due to the reversal of taxes accrued on non-repatriated earnings that were permanently reinvested in certain foreign subsidiaries, and a greater proportion of earnings taxed at less than the full statutory rate.



4) The Company recognized in June 1994 a pre-tax restructuring charge of $17.5 million related to the consolidation of tobacco operations and a reduction in the number of employees. The charge included $16 million for the expected costs of severance payments related to approximately 700 employees throughout the Company. As of December 31, 1994, payments of $8 million, primarily for severance and related costs of approximately 500 employees, had been recorded as a reduction of the restructuring provision.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Liquidity and Capital Resources

	Current assets and current liabilities increased $150 million and $186 million, respectively, at December 31, 1994 compared to June 30, 1994, primarily due to the seasonal requirements of the Company's domestic tobacco operations, and a recent acquisition in the lumber and building products segment. Domestic tobacco balances at December 31, generally reflect current U.S. burley crop purchasing and processing activity, and any unshipped current year flue-cured crop. This has the effect of increasing working capital needs compared to June 30, which is the low point for U.S. requirements. Working capital for lumber and building products included approximately $36 million of current assets and $9 million of current liabilities related to a first quarter softwood distributor acquisition. The acquisition was financed with short-term borrowings.



	In July 1994, the Brazilian government implemented a new monetary policy. Subsequently the U.S. dollar declined in value relative to the real, the new Brazilian currency. The exchange ratio of the dollar to the real could lead to material swings in foreign exchange gains and losses. In addition, if the real does not devalue at a rate in line with Brazilian inflation, there will be significant dollar cost increases for the next crop. At December 31, it was estimated the increase in tobacco costs due to revaluation and inflation on the upcoming crop will be between 30% - 40%. At this point, the prospects for timely devaluation of the real are not strong. The overall potential earnings impact cannot be determined at this time due to the affect of future exchange and inflation rates, and negotiation of sales prices with customers on the 1995 crop.



	The Company's liquidity position at December 31, 1994, remains strong. In the current year payments of approximately $8 million have been made for severance and other costs related to the Company's restructuring plan announced in June 1994. The Company has also reduced its capital expenditure requirements over the last few years and continues to do so in the current year.



Results of Operations



	'Sales and Other Operating Revenues' increased $97 million and $62 million in the quarter and six-month period respectively. Tobacco sales improved principally due to increased shipments in the quarter, while lumber and building products revenues benefited from the inclusion of acquired operations. Agri-product revenues were comparable to last year in both periods. Improvements in sales of a number of agri-products offset a decline in revenues related to the Company's decision last year to discontinue coffee trading activity.



	Gross profits in the quarter were up $5 million to $121million in the quarter, and down $23 million to $210 million for the six months ended December 31, 1994. Both the quarter and year-to-date amounts include $2.7 million of inventory writedowns due to sharply depressed economic circumstances in Eastern Europe which has led to significantly reduced sales activity in the region. In the quarter, tobacco gross profits were down slightly due to the mix of customers and continued pressure on margins. Lumber and building products gross profits improved on the strength of new outlets compared to last year. Year-to-date the reduction in tobacco gross profits was due to Brazilian operations experiencing a significant decline in margins on current and old crop sales. Sales of old crop tobacco, that had been written down in the prior fiscal year, were nominally profitable and had the effect of reducing the overall profit margins reported. Margins on current crop sales were lower, despite benefits from restructuring, because of reduced overall volumes and continued pressure from customers on pricing. For the six month period the volume of U.S. flue-cured and burley tobacco bought was up, while processing volumes were comparable with last year. Domestic gross profits were down year-to-date due to a shift in processing mix to lower margin business as well as reduced margins on certain sales. Agri-product gross profits were up slightly in the quarter and six month periods due to improvements in sunflower seed and rubber trading as well as comparative improvements realized from having discontinued coffee activities.



	 'Selling, general and administrative expenses' increased $12 million in the quarter and $3 million year-to-date. The fiscal 1995 quarter and year-to-date amounts included a $3.8 million provision against customer obligations related to Eastern Europe. The quarter also included approximately $3 million related to the inclusion of the lumber companies acquired over the past year. For the year-to-date comparison these increases were partially offset by reduced tobacco shipping expenses. 'Interest expense' reflects the positive impact of a reduction in inventory levels since the prior year which offset increased interest rates in the U.S. that resulted primarily from moves by the Federal Reserve. 'Income Taxes' in the prior year reflected an effective tax rate that was lower than that of fiscal 1995 due to the reversal of taxes previously accrued on earnings from certain foreign subsidiaries and a greater proportion of earnings taxed at less than full statutory rates.



	Although the Company does not expect to equal fiscal 1994's annual earnings from continuing operations, excluding effects of restructuring provisions, there are some favorable trends. Tobacco industry conditions are generally improving as anticipated with projected crop sizes more nearly in line with demand and worldwide inventory positions being reduced. The Company's restructuring program is very much on track, and the reshaping of operations in Eastern Europe and elsewhere should result in further restructuring during this fiscal year.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits



	10.10		Universal Corporation 1989 Executive Stock Plan, as
                        amended on December 1, 1994



	10.17		Universal Corporation 1994 Stock Option and
	                Accumulation Agreement



	10.18		Universal Corporation 1994 Stock Option Plan for
                        Non-Employee Directors



	10.19		Universal Corporation Non-Employee Director
                        Non-Qualified Stock Option Agreement



(b)	Reports on Form 8-K



	Form 8-K filed on January 24, 1995. The form describes a press release issued by the Registrant on January 16, 1995 announcing that earnings from continuing operations for fiscal year 1995 are expected to be below management's previous estimate.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: February 9, 1995                          UNIVERSAL CORPORATION
                      		                     (Registrant)







					 / s /      Hartwell H. Roper
					 Hartwell H. Roper, Vice President and
					          Chief Financial Officer







              				   / s /      William J. Coronado
				           William J. Coronado, Controller
				           (Principal Accounting Officer)