Form 10-Q
period 1995-03-31
UNIVERSAL CORP /VA/
filed 1995-05-10
CIK 102037

Page 1 of 10



                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


[ x ]  Quarterly Report Pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

For the Period Ended March 31, 1995

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

                             Yes     X     No

Common Stock, No par value - 35,025,135 shares outstanding as of May 8, 1995

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
THREE AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994


                                        THREE MONTHS           NINE MONTHS
                                       1995      1994       1995        1994
SALES AND OTHER OPERATING REVENUES   $974,862  $752,587  $2,594,631  $2,306,900
Costs and expenses
  Cost of goods sold 		      867,762   668,942   2,277,285   1,993,225
  Selling, general and administrative  73,363    61,317     224,631     206,647
  Interest                             17,992    14,809      48,063      45,021
                                      959,117   745,068   2,549,979   2,244,893

INCOME BEFORE INCOME TAXES AND
  OTHER ITEMS                          15,745     7,519      44,652      62,007
  Income taxes                          6,138       259      16,437      17,745
  Minority interests                      983       262       1,145         566

INCOME FROM CONSOLIDATED OPERATIONS     8,624     6,998      27,070      43,696
  Equity in net income of
    unconsolidated affiliates           1,680     2,345       4,051       4,316

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE    10,304     9,343      31,121      48,012

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                  (29,406)

NET INCOME                            $10,304    $9,343     $31,121     $18,606

PER COMMON SHARE
  Income before cumulative effect
  of change in accounting principle      $.29      $.26        $.89       $1.35
  Cumulative effect of change
  in accounting principle                                                  (.83)
  Net income                             $.29      $.26        $.89        $.52

RETAINED EARNINGS - BEGINNING OF PERIOD                    $317,344    $341,523
Net income                                                   31,121      18,606
Cash dividends declared
  ($.74-1995; $.70-1994)                                    (25,918)    (24,944)

RETAINED EARNINGS - END OF PERIOD 			   $322,547    $335,185

AVERAGE COMMON SHARES OUTSTANDING 		         35,009,358  35,631,878

                                                                          Page 3
UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



		                                      March 31,	      June 30,
                                		        1995            1994
ASSETS

CURRENT
    Cash and cash equivalents 		               $64,365	       $164,520
    Accounts and notes receivable                      406,774 		368,989
    Accounts receivable - unconsolidated affiliates     33,225           28,113
    Inventories at lower of cost or market:
        Tobacco 		                       472,639          436,033
        Lumber and building products 		       114,274 		 83,441
        Agri-products 		                        66,602 		 60,132
        Other 		                                14,299 		  8,753
    Prepaid income taxes 		                 6,806 		 10,095
    Deferred income taxes 		                 5,566 		  5,530
    Other current assets 		                21,220 		 20,423
        Total current assets 		             1,205,770 	      1,186,029

REAL ESTATE, PLANT AND EQUIPMENT - AT COST
    Land 		                                32,266 		 22,607
    Buildings 		                               191,086 		166,111
    Machinery and equipment 		               365,557 		350,426
  		                                       588,909 		539,144
        Less accumulated depreciation 		       294,056 		269,955
		                                       294,853 		269,189

OTHER ASSETS

    Goodwill 		                               127,185 		124,286
    Other intangibles 		                        23,253 		 27,089
    Investments in unconsolidated affiliates 		40,902 		 26,298
    Deferred income taxes 		                 9,916 		  3,494
    Other noncurrent assets 		                34,803 		 30,658
		                                       236,059 		211,825
		                                    $1,736,682       $1,667,043

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



		                                       March 31,       June 30,
		                                         1995            1994

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
    Notes payable and overdrafts 		        $540,343       $531,209
    Accounts payable 		                         206,504 	199,280
    Accounts payable - unconsolidated affiliates          35,427         34,810
    Customer advances and deposits 		          91,151         51,671
    Accrued compensation                                  12,788         13,366
    Provision for restructuring                            7,000         15,500
    Income taxes payable                                   8,931          6,217
    Current portion long-term obligations 		  30,072         15,947
        Total current liabilities 		         932,216        868,000

LONG - TERM OBLIGATIONS                                  285,325        298,117

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS 		  48,027         48,969

OTHER LONG - TERM LIABILITIES 		                  54,073         57,156

DEFERRED INCOME TAXES 		                          22,447         12,361

MINORITY INTERESTS 		                           5,673          4,966

SHAREHOLDERS' EQUITY
    Preferred stock $100 par, 8% cumulative,
       authorized 75,000 shares, issued and
       outstanding 4 shares
    Additional preferred stock, no par
       value, authorized 5,000,000 shares,
       none issued or outstanding
    Common stock, no par value, authorized
       50,000,000 shares, issued and
       outstanding 35,025,135 shares
       (35,001,185 at June 30, 1994) 		          75,707         75,287
    Retained earnings 		                         322,547        317,344
    Foreign currency translation adjustments 		  (9,333)       (15,157)
       Total shareholders' equity 		         388,921        377,474
                                                      $1,736,682     $1,667,043

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1995 AND 1994



		                                             1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income 		                                    $31,121     $18,606
  Adjustments to reconcile net income to net cash provided
    by operating activities 		                     33,300      44,000
  Cumulative effect of change in accounting principle	                 29,406
  Changes in operating assets and liabilities net of effects
    from purchase of businesses 		            (63,976)   (219,032)

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	        445    (127,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment 	 	    (18,900)    (19,000)
  Purchase of businesses (net of cash acquired) 	    (60,800)	(15,200)
  Other 		                                      1,500

    NET CASH USED IN INVESTING ACTIVITIES 	 	    (78,200)	(34,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance (repayment) of short-term debt - net 	     (3,800)	122,600
  Repayment of short-term debt classified as
    long-term June 30,1993 				               (100,000)
  Issuance of long-term debt 		                      6,800	115,000
  Issuance (purchase) of common stock 		                200	   (600)
  Dividends paid 	  	                            (25,600)	(24,200)

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (22,400)    112,800

Net decrease in cash and cash equivalents 	 	   (100,155)	(48,420)
Cash and cash equivalents at beginning of period            164,520     119,693

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	 	    $64,365 	$71,273

UNIVERSAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995


All figures contained herein are unaudited and stated in thousands of dollars

1) The Company's operating segments of domestic and foreign tobacco, lumber and building products and agri-products are seasonal by nature. Therefore, the results of operations for the nine month period ended March 31, 1995 are not necessarily indicative of results to be expected for the year ending June 30, 1995. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.

2) The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At March 31, 1995, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $21 million. Other contingent liabilities approximate $105 million and relate principally to Common Market guarantees. The Company considers the possibility of loss on any of these guarantees to be remote.

3) Last year's effective tax rate in the quarter was reduced by refunds from filing amended U.S. tax returns. The nine-month rate last year also included benefits realized from reversing prior years' taxes on foreign earnings deemed permanently reinvested.

4) The Company recognized in June 1994 a pre-tax restructuring charge of $17.5 million related to the consolidation of tobacco operations and a reduction in the number of employees. The charge included $16 million for the expected costs of severance payments related to approximately 700 employees throughout the Company. As of March 31, 1995, payments of $10.5 million, primarily for severance and related costs of approximately 560 employees, had been recorded as a reduction of the restructuring provision.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

	Working capital at March 31, 1995, declined to $274 million, a 14% drop from the level as of June 30, 1994. The decrease was primarily due to financing a lumber and building product acquisition with short-term borrowings. The acquired company had current assets of $39 million, non current assets of $36 million and total liabilities of $23 million. Generally, the March 31 consolidated balance sheet reflects lower working capital requirements for U.S. operations. At the same point in time Western European requirements are up due to purchasing and processing of the current crop. The combination of expansion and contraction of working capital needs in the different geographic regions mitigates the overall fluctuations in the balances of current assets and current liabilities from those at June 30.

	In July 1994, the Brazilian government implemented a new monetary policy. Subsequently, the U.S. dollar declined in value relative to the real, the new Brazilian currency. Since July 1, the purchasing power of the U.S. dollar in Brazil declined as the average monthly inflation rate of about 2.5% has been compounded by the strengthening of the real from parity at July 1 to a high point of U.S. $1 equivalent to .834 real. Unless the real devalues at a rate at least equal to the Brazilian inflation rate, there will be increased dollar costs. To date the increased costs of the tobacco crop being delivered, due to the stronger real and inflation will be somewhat alleviated by increased sales prices. The prospects for timely devaluation of the real are not strong. The overall potential earnings impact of Brazilian currency movements cannot be determined at this time due to the affect of future exchange and inflation rates and negotiation of final sales prices with customers on the remainder of the 1995 crop.

	The Company's liquidity position at March 31, 1995, remains strong. In the current year the Company has been implementing the restructuring plan announced in June 1994. Through March 31, 1995 the financial statements reflect payments of approximately $10.5 million made for severance and other costs related to the restructuring provision made last year. The Company's capital expenditures continue to be less than the depreciation of existing assets. The Statement of Cash Flows includes the net cash outlay for the aforementioned European lumber acquisition. The acquisition will strengthen the Company's overall competitive position in the European market.

Results of Operations

	'Sales and Other Operating Revenues' increased $222 million and $288 million in the quarter and nine-month period, respectively. Tobacco sales increased $178 million in the quarter. The balance of the increase in the quarter was due to an increase primarily in lumber and building products revenues, $18 million of which resulted from the inclusion of acquired operations. Agri-product revenues were up slightly in both the quarter and nine-month period. The nine-month period for fiscal year 1994 included approximately $33 million of revenues related
to coffee trading activity which was discontinued late last year.   A
significant portion of the coffee revenue decline was offset by increased revenues from other trading activities.

	Gross profits were up by $23 million to $107 million in the quarter, but were flat year-to-date at approximately $317 million. Nine-month tobacco results for fiscal year 1994 included $10.5 million of inventory writedowns compared to $6.6 million in the current year. In the quarter the comparative writedown amounts were $5.1 million in 1994 and $3.9 million in

1995. The writedowns in 1995 were primarily related to dark air-cured operations. Gross profits on sales of oriental tobaccos improved in both the quarter and nine-month period. Despite the improvements in the quarter, year-to-date profits were down due to reduced tobacco gross profits resulting from a significant decline in margins on Brazilian 1994 and old crop sales experienced in the first six months of the year. Sales of old crop tobacco, that had been written down in the prior fiscal year, were nominally profitable and had the effect of reducing the overall profit margins reported. Margins on current crop sales were lower, despite benefits from restructuring, because of reduced overall volumes and continued pressure from customers on pricing. For the nine-month period, the volume of U.S. flue-cured and burley tobacco bought was up, while processing volumes were comparable with last year. Domestic gross profits were up in the quarter but down year-to-date due to a shift in processing mix to lower margin business. Lumber and building products gross profits improved in the quarter almost $9 million, the majority of which was generated by new outlets. Agri-product gross profits were up slightly in the quarter and nine-month period due to improvements in trading activities as well as comparative improvements realized from having discontinued coffee activities which reported before tax losses of $1.6 million in the prior year's nine-month period.

	'Selling, general and administrative expenses' increased $12 million in the quarter and $18 million on a year-to-date basis. The fiscal 1995 year-to-date amounts included a $3.8 million provision against customer obligations related to Eastern Europe. In addition, approximately $4 million and $8 million of expenses were included in the quarter and year-to-date period resulting from the inclusion of the aforementioned lumber company acquisition. 'Interest expense' reflects the higher rates in the current year.

	'Income Taxes' in the prior year's quarter were reduced by refunds from filing amended U.S. tax returns. The nine-month tax rate last year also included $2.1 million of benefits realized from reversing prior years' taxes on foreign earnings deemed permanently reinvested. The Company's consolidated income tax rate is affected by a number of factors; including, but not limited to: the mix of domestic and foreign earnings; subsidiary local tax rates; the Company's policy regarding repatriation of foreign earnings; and its ability to utilize foreign tax credits. Historically the Company has been able to credit foreign taxes paid against U.S. taxes on foreign earnings. Due to shifts in the mix of earnings and increases in foreign effective tax rates, the utilization of foreign tax credits may be limited in years subsequent to fiscal 1995. The limitation would have the effect of increasing the Company's consolidated tax rate. However, the Company through the implementation of a number of tax planning strategies is taking steps to minimize the potential impact in the future.

	Fiscal year 1995 earnings before the effect of accounting changes are not expected to match 1994's reported results. The restructuring program begun in fiscal 1994 will be completed before the end of fiscal 1995. The Company is currently reviewing a number of areas that may give rise to additional restructuring charges in the fourth quarter of fiscal 1995. The improved worldwide tobacco supply and demand relationship has led to favorable marketing conditions for next year's crops. In Brazil, 1995 crop prices are up and the crop appears to be selling well, while in Africa the markets have just opened. In the U.S., customer indications for the next year's crops exceed those of fiscal 1995. It is too early to forecast the full effects of the improved supply and demand relationship, but the significant oversupply which adversely affected results over the last two years has been corrected.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 8, 1995			          UNIVERSAL CORPORATION
						       (Registrant)


					          / s /   Hartwell H. Roper
 					   Hartwell H. Roper, Vice President and
                                                   Chief Financial Officer


				             / s /      William J. Coronado
                                               William J. Coronado, Controller
                                               (Principal Accounting Officer)