Form 10-K405
period 1995-06-30
UNIVERSAL CORP /VA/
filed 1995-09-25
CIK 102037

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended  June 30, 1995

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934 [No Fee Required]

For the transition period from                 to

Commission file number  1-652


                             UNIVERSAL CORPORATION

             (Exact name of Registrant as specified in its charter)

               VIRGINIA                                                     54-0414210
(State or other jurisdiction of incorporation organization    (I.R.S. Employer Identification Number)




 1501 North Hamilton Street, Richmond, Virginia                              23230
   (Address of principal executive offices)                                (Zip code)


Registrant's telephone number, including area code  (804) 359-9311

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange                      Outstanding Shares
Title of each class                               on which registered                       at September 20,1995


 8% Cumulative Preferred                                None                                       4.00

 Additional Preferred Stock                             None                                       None

 Common Stock, no par value                             New York                                   35,030,314






Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by "X" mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X   No__

Indicate by "X" mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       Yes X   No__

The aggregate market value of Registrant's voting stock held by non-affiliates was $781,000,000 at September 20, 1995.

                     INFORMATION INCORPORATED BY REFERENCE

Certain information in the September 22, 1995 Proxy Statement for the Annual Meeting of Shareholders of Registrant is incorporated by reference into
Part III hereof.


PART I


ITEM 1.  BUSINESS

A.       The Company

Universal Corporation (which together with its subsidiaries is referred to herein as "Universal" or the "Company") is the world's largest independent leaf tobacco merchant and has additional operations in agri-products and lumber and building products. Universal's tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended
June 30, 1995, such operations accounted for 70% of revenues and 75% of operating profits. Its agri-products and lumber and building products operations accounted for 14% and 16% of revenues and 9% and 16% of operating profits, respectively, during the same period. See Note 4 to Consolidated Financial Statements for additional business segment and geographical information.


B.       Description of Tobacco Business

General

Universal's tobacco business involves selecting, buying, shipping, processing,

packing, storing and financing leaf tobacco in the United States and other tobacco growing countries for the account of, or for resale to, manufacturers of tobacco products throughout the world. Universal does not manufacture cigarettes or other consumer tobacco products. Most of its tobacco revenues are derived from sales of processed tobacco and from fees and commissions for specific services for its customers.

Timely and efficient processing of leaf tobacco is a service of continuing importance to the Company's customers, the tobacco product manufacturers, as the quality of the Company's finished product substantially affects the cost and quality of the manufacturer's production. The Company's processing includes grading in the factories, blending, separation of leaf lamina from the stems and packing to precise moisture targets for proper aging. To accomplish these tasks according to exacting customer specifications requires considerable skill and significant investment in plants and machinery.

The Company's sales are predominantly flue-cured and burley tobaccos. Universal estimates that in fiscal 1995 it purchased or processed approximately 38% of the flue-cured and burley tobacco produced in the aggregate in the United States, Brazil, Zimbabwe and Malawi. In addition, Universal maintains a presence, and in certain cases a leading presence, in virtually all other tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its broad market presence, its development of processing equipment and technologies, its solid financial position and its ability to meet customer demand through internal growth and selected acquisitions. During the past fiscal year the Company installed a state-of-the-art blending facility in one of its Italian factories as part of an ongoing effort to offer additional services to cigarette manufacturers.


Universal has a leading position in worldwide dark tobacco markets. Its operations are located in the major producing countries (i.e., the United States, the Dominican Republic, Indonesia and northern Brazil) and other smaller markets. These types of tobacco are typically used for cigars and smokeless tobacco products. After decades of sales volume declines, the cigar industry has experienced recent growth particularly in the premium segment of the market.

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

Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking, restrictions on the use of tobacco products in public places and in advertising, and increases in sales and excise taxes have all had some adverse effect upon cigarette sales in the U.S. and in certain foreign countries. The U.S. Environmental Protection Agency has classified environmental tobacco smoke as a "Group A" ("known human") carcinogen, which action has been challenged in court by the Company and others. The U.S. Occupational Safety and Health Administration has proposed a standard on indoor air quality which if adopted would substantially limit smoking in the workplace. Federal legislation has been proposed to increase the excise tax on cigarettes, and the U.S. Food and Drug Administration (FDA) is proposing to regulate nicotine as a drug in an effort to deter smoking by minors. The FDA effort has been challenged in the courts. Numerous other legislative and regulatory anti-smoking measures have also been proposed at the federal, state and local levels. It is not possible to predict what, if any, governmental legislation or regulations will be adopted related to tobacco or smoking. However, if any or all of the foregoing were to be implemented, the Company's operating revenues and operating income could be adversely impacted in amounts which cannot be determined.

Litigation seeking damages for health problems and nicotine addiction alleged to have resulted from the use of tobacco is pending against the leading United States manufacturers of consumer tobacco products. It is not possible to predict the outcome of such litigation or what effect adverse determinations against the manufacturers might have on the business of the Company.

Domestic Tobacco Business

Universal is represented by its buyers on all significant tobacco markets in the United States, including flue-cured tobacco markets in Virginia, North Carolina, South Carolina, Georgia and Florida; Light air-cured (burley and Maryland) tobacco markets in Kentucky, Tennessee, Virginia, North Carolina and Maryland; air-cured tobacco markets in Kentucky and Virginia; dark fired and dark air-cured markets in Virginia, Tennessee and Kentucky; and cigar/chewing tobacco markets in Connecticut, Pennsylvania and Wisconsin.

In the United States, flue-cured and burley tobacco is generally sold at public auction to the highest bidder. In addition, the price of such tobacco is supported under an industry-funded federal program that also restricts tobacco production through a quota system. The price support system has caused U.S. grown tobacco to be more expensive than most non-U.S. tobacco, resulting in a declining trend in exports. Industry leaders continue to explore options including program changes to improve the competitive position of U.S. leaf. Other factors affecting the competitive position of U.S. tobacco include improved methods of production and quality in the U.S. and in foreign countries. In 1994 and 1995, imports of foreign leaf declined in response to legislation enacted in 1993 which required that cigarettes manufactured in the U.S. contain at least 75% U.S. grown tobacco. In September 1995 this legislation was replaced with a somewhat less restrictive tariff rate quota system. To prevent a significant reduction in domestic production quotas, in December 1994 the domestic cigarette manufacturers agreed to purchase 700 million pounds of surplus flue-cured and burley tobacco from the stabilization cooperatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations".

Foreign Tobacco Business

Universal's business of selecting, buying, shipping, processing, packing, storing, financing, and selling tobacco is, in addition to its domestic operations, conducted in varying degrees in Argentina, Belgium, Brazil, Canada, the Commonwealth of Independent States (the former Soviet Union), Colombia, the Dominican Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Indonesia, Italy, Malawi, Mexico, the Netherlands, Paraguay, the People's Republic of China, the Philippines, Spain, Switzerland, Tanzania, Thailand, Turkey, Uganda, the United Kingdom, Zambia and Zimbabwe.

In a number of countries, including Brazil, Hungary, Italy and Mexico, Universal contracts directly with tobacco farmers, in some cases before harvest, and thereby takes the risk that the delivered quality and quantity will meet market requirements. The price may be set by negotiation with farmers' groups or with agencies of the local government. In some countries Universal also provides agronomy services and advances for seed, fertilizer and other supplies. Tobacco in Zimbabwe, Malawi and Canada, and to a certain extent in India, is purchased under a public auction system.

The Company has made substantial capital investments in Brazil and Africa and the profitability of the operations there can materially affect the operating results of the Company. The Company owns three tobacco leaf processing
facilities in Brazil and five in Africa.   See "Properties."

Sales to foreign customers are made by Universal's sales force and through the use of commissioned agents. Most foreign customers are long-established firms or government monopolies.

Universal's foreign operations are subject to the usual international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls and currency fluctuations. During the tobacco season in many of the countries enumerated above, Universal has advanced substantial sums, has guaranteed local loans or has guaranteed lines of credit in substantial amounts for the purchase of tobacco. Most tobacco sales are denominated in U.S. dollars, thus limiting the Company's currency risk.

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

Universal normally operates its processing plants for approximately seven to nine months of the year. It purchases most of the tobacco which it redries and packs in the U.S. in the eight-month period, July through February. During this period, inventories of green tobacco, inventories of redried tobacco and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly short-term notes payable to banks, commercial paper and customer advances are a means of financing this expansion of current assets and normally reach their peaks in this period. At the end of the Company's fiscal year (June 30), these seasonal expansions in the United States are normally not reflected in the components of working capital. Seasonal expansions are reflected at that time, however, for Universal's operations in Brazil, Italy and Mexico.

Customers

A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have an adverse effect on the Company. The Company has long-term contracts (which under certain circumstances may be amended or terminated) with a few of these customers, and, while there are no formal continuing contracts with the others, the Company has done business with each of its major customers for over 35 years. For the year ended June 30, 1995, tobacco sales to Philip Morris Companies, Inc. accounted for greater than 10% of consolidated revenues. See Note 12 to Consolidated Financial Statements. Five other customers accounted for approximately 14%.

Universal had orders from customers in excess of $278 million for its tobacco inventories at June 30, 1995. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the fiscal year ending June 30, 1996. Typically, delays in the delivery of orders result from changing customer requirements. Orders from customers at June 30, 1994, were in excess of $231 million, of which over 90% was delivered in the following fiscal year. The level of purchase commitments for tobacco fluctuates from period to period and is significant only to the extent that it reflects short-term changes in demand for redried tobacco.

Competitors

Competition among leaf tobacco merchants is based on the price charged for products and services as well as the firm's ability to meet customer specifications in the buying, processing, and financing of tobacco. Universal has many processing plants equipped with the latest technology and a world-wide buying organization of tobacco specialists which, management believes, give it a competitive edge. See "Properties." Competition varies depending on the market or country involved. Normally, there are from five to seven buyers on each of the United States flue-cured and burley markets. The number of competitors in foreign markets varies from country to country, but there is competition in all areas to buy the available tobacco. The principal competitors in the industry that do not manufacture consumer tobacco products and that compete with the Company on the United States markets and on foreign markets are as follows:
DiMon Incorporated, Export Leaf Tobacco Company, and Standard Commercial Corporation. Of the significant competitors in the United States that are not also manufacturers, Universal believes that it ranks first in total U.S. market share and also first in total worldwide market share.

C.       Description of Agri-Products Business

The Company's agri-products business involves the selecting, buying, shipping, processing, storing, financing, distribution, importing and exporting of a number of products including tea, rubber, sunflower seeds, nuts, dried fruit, canned meats, spices and seasonings. During the past fiscal year, the Company acquired a leading spice distribution company in Belgium and a small seed cleaner/merchandiser in the Netherlands.

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

Competition among suppliers in the agricultural products in which Universal deals is based on price as well as the ability to meet customer requirements in product quality, buying, processing, financing and delivery. The number of competitors in each market varies from country to country but there is competition for all products and markets in which the Company operates. Some of the main competitors are: Agway, Akbar Brothers, Andrew Weir Commodities, Burns Philip, Ennar, Cargill, Dahlgren, Global, EP Lambert Co., Finlay, Fuchs, Metallgeschellschaft/SAFIC Alcan, Stassens, Symington, Universal Tea, UTT (Unilever) and Verstegen.

For recent developments and trends in the Company's agri-products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

D.       Description of Lumber and Building Products Business

The Company is engaged in the lumber and building products business in the Netherlands and Belgium. The majority of lumber products are sourced outside the Netherlands, principally in North America, Scandinavia, Eastern and Western Europe, and the Far East.

The lumber and building products business is seasonal to the extent that winter weather may temporarily interrupt the building industry which in turn affects this segment. The business is also subject to exchange risks and other normal market and operational risks associated with lumber operations centered in Europe including general economic conditions in the countries where the Company is located and related trends in the building and construction industries.

The Company's sales activities in this segment are conducted through three business units: regional sales, wholesale/do-it-yourself (DIY) sales and industrial sales. The regional sales unit distributes and sells lumber and related building products through a network of regional outlets, mainly to the building and construction market. The wholesale/DIY business unit supplies timber merchants and DIY chains with a wide range of panel products and doors. The industrial sales unit consists mainly of Heuvelman, a premier softwood distributor of value-added products to the construction industry. Both Heuvelman and a small timber processor in the south of Holland were acquired during the past fiscal year.

The Company carries inventories to meet customers' demands for rapid delivery. The level of inventories is based on a balance between providing service and continuity of supply to customers and achieving the highest possible turnover. The Company does not provide extended payment terms to its customers. No single customer accounts for 10% or more of the Company's consolidated lumber and building products revenues.

The Company's lumber and building products sales accounted for approximately 20% of the total market volume for the Netherlands, which is slightly above the market share of its largest competitor, Pont-Meyer N.V. Ten additional competitors account for approximately 20% to 30% of the market share and the balance is held by approximately 200 smaller competitors. The primary factors of competition are quality and price, product range and speed and reliability of logistic systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system and its efficient logistics give it a competitive advantage in the Netherlands. The Company's share of the highly fragmented Belgium lumber and building products market is approximately 3%.

For recent developments and trends in the Company's lumber and building products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

E.       Employees

The Company employed approximately 30,000 employees throughout the world during the fiscal year ended June 30, 1995. This figure is estimated because many of the non-salaried personnel are seasonal employees.

Universal believes that in the United States approximately 1,300 of the non-salaried employees of its consolidated tobacco subsidiaries are represented by unions. Most of these are seasonal employees. The Company's labor relations have been good.

F.       Research and Development

No material amounts were expended for research and development during the fiscal years ended June 30, 1995, 1994, and 1993.

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

The Company owns tobacco processing plants in the following foreign locations: a large processing plant in Canada; one large processing plant and one smaller plant in Malawi; three large processing plants in Italy; three plants in Zimbabwe; and plants in Hungary and Turkey. In Brazil, Universal owns three large plants one of which is for sale. Universal operates a plant in the Philippines. The Company's plant in Thailand has been closed and is for sale and a plant in Greece is for sale.

The facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. In addition, Universal owns plants that process cigar/chewing tobaccos in Lancaster, Pennsylvania; Kenbridge, Virginia; the Dominican Republic; Colombia; Indonesia; and Brazil. It operates sheet manufacturing plants in the Netherlands and in Germany.

Universal owns or leases extruder plants (baling operations), packaging stations and warehouse space in the tobacco-growing states and abroad. Large extruder plants are owned in Lumberton and Rocky Mount, North Carolina; Danville, Virginia; Greeneville, Tennessee; and Lexington and Bowling Green, Kentucky.

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

         (d) Rocky Mount, North Carolina - 3 storages covering 133,000 square feet;

         (e)     Danville, Virginia - 4 storages covering 153,000 square feet;

         (f)     Lexington, Kentucky - 5 storages covering 127,000 square feet;
                 and

         (g)     Kenbridge, Virginia - 7 storages covering 243,000 square feet.


Additional storage space is leased in Danville, Virginia; Lexington, Kentucky; and Smithfield, Henderson and Rocky Mount, North Carolina. Lancaster Leaf Tobacco Company of Pennsylvania, Inc. owns storage space with a capacity of 19,300 tons of tobacco and leases additional storage space. In other U.S. tobacco areas, Universal owns or leases storages on a smaller scale. In foreign areas storage space is owned or leased on a comparable scale.

The Company believes that the above-listed properties are maintained in good operating condition and are suitable and adequate for its purposes at current sales levels. Facilities owned are not subject to indebtedness except for those in Dinwiddie County and Kenbridge, Virginia, which are financed in part through governmental industrial development authorities.

The Company's agri-products subsidiaries own and operate a tea blending plant in the Netherlands, a tea warehouse and office in Sri Lanka, spice blending facilities in the Netherlands, a bean processing plant in Park Rapids, Minnesota, small grain processing facilities in Delaners, North Dakota and Zevenbergen, the Netherlands, and sunflower seed processing plants in Lubbock,
Texas; Colby, Kansas; and Fargo, North Dakota.   These latter two facilities are
financed in part through governmental industrial development authorities. The Company has leased agri-products trading offices around the world, including locations in New York, London, Warsaw, Rotterdam, Belgium, Indonesia, Kenya and Malawi.

The lumber and building products division owns or leases 38 sales outlets in the Netherlands and six sales outlets in Belgium. It also has five storage and distribution warehouses, a softwood facility for large scale sawing, planing and fingerjointing, and a building components manufacturing facility, all in the Netherlands. Most of these locations are owned.


ITEM 3.  LEGAL PROCEEDINGS

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 1995, there were no matters submitted to a vote of security holders.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS



Dividend and market price information is as follows:

                                                                   First      Second     Third      Fourth
                                                                   Quarter    Quarter    Quarter    Quarter

 1995


Cash dividends declared                                         $    .24     $   .25     $   .25      $   .25


Market price range:  High . . . . . . . . . . . . . . . . .        24 3/4     24 1/4      22 1/4           24

                     Low . . . . . . . . . . . . . . . . . .       18 3/4     19 3/4      18 7/8       20 3/4


1994


Cash dividends declared                                             .22          .24         .24          .24

Market price range:  High  . . . . . . . . . . . . . . . . . .   25 1/4       27 7/8      26 1/4       19 5/8

                      Low  . . . . . . . . . . . . . . . . .    $21 3/4      $22 3/8     $18 1/2      $17 3/4



The Company expects the past trend of dividend payments to continue, subject, however, to its future earnings and financial condition. At June 30, 1995 there were 3,741 holders of record of the registrant's common stock which is traded on the New York Stock Exchange.




ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Comparison of Selected Financial Data For Years Ended June 30

 (In thousands except per share data, ratios,
  and number of common shareholders)                     1995           1994           1993           1992           1991
SUMMARY OF OPERATIONS

Gross revenues                                       $3,280,880     $3,048,515     $3,077,597     $3,156,304     $3,095,089
Income from continuing operations before
    extraordinary item and cumulative effect
    of change in accounting  principle                   25,639         42,579         80,066         73,722         58,060
Net income                                              $25,639        $13,173        $80,066        $73,722        $21,910
Return on beginning common shareholders' equity             6.7%           3.1%          26.1%          18.6%           5.4%
Per common share
Income from continuing operations before
    extraordinary item and cumulative effect
    of change in accounting  principle                     $.73          $1.20         $2.38           $2.25          $1.77
Net income                                                 $.73          $ .37         $2.38           $2.25          $ .67

FINANCIAL POSITION AT YEAR END

Current ratio                                              1.27           1.35           1.34           1.38           1.33
Total assets                                         $1,807,965     $1,735,866     $1,698,937     $1,345,347     $1,346,393
Long-term obligations                                   284,948        304,149        287,796        194,566        164,159
Working capital                                         264,713        318,583        309,370        284,870        232,043
Shareholders' equity                                   $389,959       $384,598       $421,022       $306,754       $396,833

GENERAL

Number of common shareholders                             3,741          4,022          4,132          4,210          4,157
Weighted average common shares outstanding
(used as basis for computation of E.P.S.)                35,014         35,502         33,599         32,822         32,792
Dividends per common share                               $  .99         $  .94         $  .86          $ .79         $ .755
Book value per common share                              $11.13         $10.99         $11.82          $9.33         $12.11


Fiscal year 1995 includes a $15.6 million ($10.7 million net of tax) restructuring charge.

Fiscal year 1994 reflects the cumulative effect of the change in accounting principle ($29.4 million) resulting from the adoption of SFAS 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions" as well as a $17.5 million ($11.8 million net of tax) restructuring charge.

Fiscal 1994 and prior years have been restated to reflect the consolidation of certain foreign susidiaries that had been accounted for under the cost or equity method of accounting.

Amounts for 1991 have been reclassified to include the results of operations and financial position of Lawyers Title as discontinued operations as a result of a spinoff to shareholders.

Per common share information reflects December 1991 two-for-one stock split.

Fiscal year 1991 reflects an extraordinary loss ($3.8 million) resulting from a provision for the uncollectability of a receivable from the Iraqi State Tobacco Monopoly as a result of the Persion Gulf war.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity & Capital Resources

During a year that reflected the continued impact of adverse market conditions, the Company maintained its financial strength and improved its operating efficiency. The restructuring plan announced in fiscal year 1994 has been implemented and a second program was approved in June 1995. As part of those programs, a number of facilities have been closed and operations have been rationalized.

Working capital declined by approximately $54 million to $265 million. Although this decline related primarily to short-term financing of acquisitions that occurred during the year, the Company also reduced its tobacco inventories and receivables. The level of uncommitted inventories was significantly reduced from the 1994 level.

The Company's capital needs are predominantly short term in nature and relate to working capital required for financing crop purchases. The working capital needs of the Company are seasonal within each geographical region. Generally, the peak need of domestic tobacco operations occurs in the second quarter of the fiscal year. Foreign tobacco operations tend to have higher requirements in the remainder of the year. The geographical dispersion and the timing of working capital needs permit the Company to predict its general level of cash requirements during the year. Each geographic area follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. The working capital needs of individual agri-products operations fluctuate during the year, depending on the product, the country of origin, and the Company's inventory position; however, the total working capital requirements of agri-products during the year remain relatively stable due to offsetting seasonal patterns. Working capital needs of lumber and building products in Europe follow a pattern similar to that of the construction industry in which the third quarter of the fiscal year is typically sluggish. The Company finances its working capital needs with short-term lines of credit, exchange contracts for export prefinance, customer advances, and trade payables.

International tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to product costs and overhead in the country in which tobacco is sourced. Because there are no forward foreign currency markets for the currencies of the major countries in which the Company purchases its tobacco, the Company manages its risk by matching the currency of funding for inventory purchases with the currency of the related sales and by minimizing the net investment in these countries. In addition, it is generally accepted practice in the tobacco processing industry that customers pay a market rate of interest for inventory purchased to their order; thus, changes in interest rates do not have a major impact on the Company's income and are not considered a source of significant risk.



The Company's agri-products and lumber operations, which are based in the United States and in the Netherlands, do business in a number of foreign countries. These operations enter into forward exchange contracts to hedge firm purchase and sales commitments in foreign currencies (principally Dutch guilders, U.S. dollars, pounds sterling, and Swedish kronas). The term of currency hedges is generally from one to six months.

Long-term investments are reflected in "Cash flows from investing activities." Over the last three years, total investment needs of $279 million were provided by cash flow from operating activities and the issuance of common stock in 1993 supplemented by long-term debt. Investments in fiscal year 1995 included the acquisition of the premier distributor of value-added softwood products in Holland as well as two smaller distributors in Belgium and Holland. In addition, the Company acquired a spice distribution company in Belgium and is negotiating a related joint venture that is expected to be the market leader in the Benelux area. These acquisitions required a net cash investment of $63 million in fiscal year 1995, which was funded primarily with previously existing credit lines.

The Company's capital expenditures are generally limited to those that add value to the customer, replace obsolete equipment, increase efficiency, or position the Company for future growth. During fiscal year 1995, Universal made substantial progress on the installation of a processing facility in China that is expected to be completed in late 1995. A state-of-the-art blending facility was installed in Italy and process improvements were completed in Hungary. In fiscal year 1994, a new processing line was added to the Company's facility in Malawi. Management believes that these operations represent significant opportunities for growth over the long term. At June 30, 1995, the Company had no material commitments for capital expenditures

The Company believes that its financial resources are adequate to support its capital needs. The Company and its subsidiaries currently have $1.5 billion in uncommitted lines of credit of which $900 million was available at June 30, 1995, to support future seasonal working capital needs in the United States and several foreign countries. In addition, the Company has $100 million in an unused committed facility under a revolving credit agreement. This facility is also available to support the future issuance of commercial paper. The Company's debt ratings are investment grade, and it has reduced the ratio of long-term debt to total capitalization to approximately 41%. Any excess cash flow from operations after dividends, capital expenditures, and long-term debt payments will be available to reduce short-term debt, or fund expansion.

Results of Operations

Fiscal Year 1995 Compared to 1994

In fiscal year 1995, the Company began reporting its African operations on a consolidated basis. Previously, these operations were reported either on the cost or equity method. The change in reporting did not materially effect the results of operations, and all prior years have been restated to reflect this change.

Consolidated revenues were up $232 million or 7.6% in fiscal year 1995 compared to 1994. Gross revenues in all three operating segments were up over the prior year, with lumber and building products accounting for over 60% of the consolidated increase. The improvement in lumber was due to a combination of increased sales, the inclusion of full year results of 1994 acquisitions and results of acquisitions in fiscal year 1995, and exchange rate differences. The total increase in revenues related to these acquisitions was almost $70 million. Domestic tobacco revenues were up $137 million because of an increase in sales and purchasing volume of about 16%. This improvement was due to the improved quality of the domestic crops as the Company purchased more tobacco for customers.

Tobacco operating profits were down 15.8% or $19 million compared to fiscal year 1994's results. Tobacco operating profits in fiscal year 1995 included $15.6 million of restructuring charges compared to $17.5 million in 1994. The lower results in fiscal year 1995 reflect the continued pressure on margins from the unbalanced supply and demand situation. At the end of fiscal year 1994, the worldwide leaf oversupply led to reduced prices and margins; shipments of discounted stocks from that oversupply continued well into fiscal year 1995. Although worldwide production declined in fiscal year 1995, the positive impact of an improved balance between supply and demand began to emerge later in the year and should benefit results in fiscal year 1996. In addition to the reduced margins on sales of foreign tobacco, the Company recorded a total of $10.7
million of tobacco inventory write-downs.   Almost $7 million of the write-downs
was related to Indonesian tobacco and the Company's decision to revise its operating approach to Eastern Europe in light of the economic instability of the
area.   Write-downs in 1994 were $27 million.  Domestic tobacco's operating profits improved on increased volumes despite a significant drop in processing volume for the stabilization cooperatives. The volumes handled for the cooperatives in any one year are affected by domestic crop size, its price and quality, and market demand. Although tobacco results were disappointing in fiscal year 1995, the Company is confident that, with the implementation of its restructuring plans, it is well positioned for long-term growth.

Lumber and building products operating income for fiscal year 1995 was up 12.8% or $2.4 million largely due to the acquisition of Heuvelmann and a strong performance by the wholesale companies during the year. The acquisition, while not significant to consolidated operations, had a positive impact on this segment's results. Operating profits as a percentage of sales decreased from 5.1% in fiscal year 1994 to 4.1% in 1995 due to the adverse effects of a strike in the Dutch building industry, higher labor costs, and low prices for tropical plywood and hardwoods; however, improved volumes and acquired operations more
than offset those factors.   Agri-products operating income increased $2.7 to
$11.9 million in fiscal year 1995. The majority of this increase was due to the discontinuation of coffee trading near the end of fiscal year 1994; that operation had recorded losses during the year. Trading activity in rubber showed improved results on the strength of higher prices. Tea results improved despite a flat market from continuing worldwide oversupply. In addition, improved earnings were reported in confectionery sunflower seeds.

Selling, general and administrative expenses increased $18 million or 5.9% compared to 1994. Of the increase, $10 million was due to the acquisition of the Heuvelmann lumber operation in fiscal year 1995, and approximately $5.5 million of the increase related to provisions for customer obligations in Eastern Europe and other areas. Interest expense in fiscal year 1995 dropped almost $6 million compared to last year due to a combination of less crop financing in local currencies and reduced levels of inventory financing during the year.

Fiscal year 1995's income tax rate increased to 44.6% due to a combinations of factors. Full statutory benefits were not recognized on the restructuring charge or on the inventory write-downs and provisions related to Eastern Europe. In addition, the Company provided for limitations on the realization of foreign tax credits. The Company's consolidated income tax rate is affected by a number of factors, including but not limited to: the mix of domestic and foreign earnings, subsidiary local tax rates, the Company's policy regarding repatriation of foreign earnings, and its ability to utilize foreign tax credits. Historically, the Company has been able to fully credit foreign taxes paid against U.S. taxes on foreign earnings. Due to shifts in the mix of earnings and increases in foreign effective tax rates, the utilization of foreign tax credits may be limited in the future. The limitation would have the effect of increasing the Company's consolidated tax rate. However, the Company, through the implementation of a number of tax planning strategies, is taking steps to minimize the potential increase in its tax rate above the statutory rate.

In fiscal year 1995, the Company continued its effort to streamline operations by approving the 1995 restructuring plan pursuant to which it recorded a charge of $15.6 million. The plan is in addition to the rationalization and consolidation of operations approved in fiscal year 1994. The charge includes $7.2 million for the expected severance payments related to approximately 200 employees throughout the Company. The remainder of the charge was for the write-down of fixed assets in newly consolidated operations ($3.7 million), payments to terminate occupancy of leased facilities ($3 million), and other nonoperating restructuring costs ($1.7 million). Cash payments of $5 million had been made as of June 30, 1995, approximately half of which was for the termination of leases; the balance represented severance costs of 35 employees. When fully implemented by the end of fiscal year 1996, the plan is expected to yield annual savings approximating half the amount of the charge.

Fiscal Year 1994 Compared to 1993

Consolidated revenues in fiscal year 1994 declined $29 million, less than 1% compared to 1993. The decline was mitigated by the inclusion of twelve months of Casalee's 1994 sales versus the six weeks included in fiscal year 1993. Tobacco revenues declined $66 million primarily due to the poor quality U.S. flue-cured crop and reduced worldwide demand for all growths. Lumber and building product revenues declined in fiscal year 1994 principally due to exchange rate differences. An increase of $53 million in agri-product revenues in fiscal year 1994 was attributable to increased nut and canned meat trading.

Tobacco operating profit of $121.8 million in fiscal year 1994 was net of a $17.5 million restructuring charge. Excluding the restructuring charge, tobacco operating profits were down $44 million or almost 25% compared to 1993.
Included in fiscal year 1994 results were $27 million of inventory write-downs compared to approximately $14 million in fiscal year 1993. Tobacco operating results in fiscal year 1994 reflect a number of adverse factors in the United States, including a poor quality flue-cured crop and domestic content legislation, as well as market reactions to the expectation of an increased excise tax on cigarettes. In addition to these domestic issues, there was a worldwide glut of tobacco caused by reduced demand in the face of record crops. Total domestic tobacco purchases in fiscal year 1994 were down primarily due to lower purchases of the poor quality flue-cured crop. However, processing volumes were comparable to 1993 as reduced cigarette manufacturer orders were offset by significantly larger volumes of tobacco processed for the stabilization cooperatives. In addition to the adverse effects of the 1994 crop volumes, domestic tobacco results in fiscal year 1994 were down on a comparative basis to 1993 due to customer-mandated hold-over shipments recorded in the first quarter of fiscal year 1993. International tobacco profits for fiscal year 1994 were down principally due to the pressure on margins which reduced sales profits and resulted in significant inventory write-downs.

Lumber and building product operations reported higher operating results in fiscal year 1994 due to increased prices for hard and softwoods. Operating profits of the lumber and building products segment in fiscal year 1993 included a pre-tax gain of $3.8 million realized on the sale of the Company's flatboard finishing operation. Excluding the gain, lumber and building products operating profits increased almost 50% in 1994. Agri-product operating results were down approximately 15% in fiscal year 1994 compared to 1993. Improved results in nuts and sunflower seeds were more than offset by shortfalls in tea and coffee. Sunflower seed operations benefited from increased demand and a smaller crop, while tea operations were adversely affected by a weak market. Losses in coffee trading in fiscal year 1994 reflected the continuing volatility of those markets and led to the decision by the Company to terminate this business.

Selling, general and administrative expenses increased $40 million as a result of the inclusion of Casalee's operations for the full fiscal year in 1994. This increase was slightly offset by declines in selling and shipping expenses on reduced volumes in fiscal year 1994. Interest expense in fiscal year 1994 increased $10 million due to increased inventory levels, longer holding periods, and increased levels of higher rate long-term financing. The Company's effective tax rate for fiscal year 1994 was 30.3% compared to 37.7% in 1993.
The decrease in 1994 was due to a higher proportion of foreign earnings which were deemed permanently reinvested compared to 1993.

In June 1994, the Company recorded a $17.5 million restructuring charge which included approximately $16 million of severance provisions for approximately 700 of the Company's employees. The plan was implemented in fiscal year 1995 and funded with cash from operations. Savings from the 1994 plan are expected to approximate $19 million annually and relate primarily to reduced compensation.

In the first quarter of fiscal year 1994, the Company adopted SFAS 106 and elected to record a one-time charge of $29.4 million; subsequently, in the third quarter the Company amended its post-employment benefit plans. The effect of the amendment is expected to substantially offset the effect on earnings from SFAS 106. See Note 9 for more information.

Other Information Regarding Trends and Management's Actions

Over the last two years, the worldwide surplus of tobacco has had a significant impact on the industry and on the Company's results. During fiscal year 1995, a more balanced supply and demand relationship began to emerge. Worldwide production of flue-cured and burley tobaccos was estimated to be at least 20% below the fiscal year 1994 level, and much of the uncommitted inventory held by merchants at the end of fiscal year 1994 was sold in 1995, albeit at discounted prices. In December 1994, U.S. cigarette manufacturers and the stabilization cooperatives negotiated a buy-out of unsold U.S. stocks. Import restrictions under the U.S. domestic content law are slated to be replaced by tariff rate quotas, which should permit U.S. tobacco imports to recover somewhat from the very low levels attained in the past year. In addition, the threatened U.S. excise tax increase, which had depressed U.S. market expectations, did not materialize. Reduced world leaf production and the reduction of uncommitted inventories in the last year has improved the outlook for the merchant industry.

Over the past few years, particularly in the United States, restrictions on cigarette smoking in public places and advertising have increase substantially, and the tobacco industry has been under unprecedented legislative and regulatory attack. Most recently the U.S. Food and Drug Administration (FDA) has proposed to regulate nicotine as a drug in an asserted effort to deter smoking by minors. The FDA effort has been challenged in the courts. Numerous other legislative and regulatory anti-smoking measures have also been proposed at the federal, state and local levels, and product liability litigation is pending against the leading U.S. manufacturers of tobacco products. It is not possible to predict what, if any, governmental legislation or regulations will be adopted related to tobacco or smoking, or the outcome of product liability litigation, and the effect thereof on consumption of tobacco products.

Cigarette consumption has been growing at a 1% annual rate worldwide, and a number of new or changing markets offer sourcing or sales opportunities for the Company, especially in Eastern Europe, China, the republics of the former Soviet Union, and developing countries in the Pacific Rim. China, where Universal is active, offers potential as the largest consumer of tobacco products in the world and as a source of low-priced filler style tobaccos for the export market. The republics of the former Soviet Union offer potentially large leaf markets as internal production has declined and demand has been artificially constrained by economic dislocation and lack of foreign exchange.

A key trend in the tobacco industry has been consolidation among manufacturers and among merchants. This concentration should increase the need for better quality tobacco and improved processing which provides a good opportunity for the Company. However, it may also make demand for particular growths of tobacco less predictable.

The Company has a very large presence in the U.S. market where leaf has not been price competitive with the world market. If not corrected through tobacco program reforms and reduced support prices, this could result in a decline in U.S. production and marketings in the future. Management does not believe that a significant decline in the United States is imminent. The Company's operations are well placed to supply leaf from many sources in world markets, and the business is not capital intensive.

In its lumber and building products area, the Company has been leading a trend toward consolidation of a fragmented industry in Holland and has proved itself an attractive business partner in that environment.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 1995, 1994 and 1993


 (In thousands of dollars except per share data)                        1995             1994             1993
 Sales and other operating revenues                                  $3,280,880       $3,048,515       $3,077,597

 Costs and expenses
     Cost of goods sold                                               2,818,431        2,588,060        2,612,277
     Selling, general and administrative expenses                       321,499          303,459          263,748
     Restructuring charge                                                15,597           17,500
     Interest                                                            69,585           75,438           65,468
                                                                      3,225,112        2,984,457        2,941,493

 Income before income taxes and other items                              55,768           64,058          136,104
     Income taxes                                                        24,866           19,390           51,313
     Minority interests                                                   6,633            4,618            4,674
 Income from consolidated operations                                     24,269           40,050           80,117
     Equity in net income (loss) of unconsolidated affiliates             1,370            2,529              (51)

 Income before cumulative effect of change
     in accounting principle                                             25,639           42,579           80,066

 Cumulative effect of change in accounting principle                                     (29,406)

 Net income                                                              25,639           13,173           80,066

 Per common share
     Income before cumulative effect of change
         in accounting principle                                            .73             1.20             2.38
     Cumulative effect of change in accounting principle                                    (.83)
     Net income                                                      $      .73       $      .37       $     2.38


 See accompanying notes.


Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 1995 and 1994


 (In thousands of dollars)                                         1995              1994
 ASSETS
 Current
   Cash and cash equivalents                                    $  158,093        $  166,820
   Accounts and notes receivable                                   392,797           370,966
   Accounts receivable - unconsolidated affiliates                  13,230            26,225
   Inventories - at lower of cost or market:
     Tobacco                                                       458,964           481,085
     Lumber and building products                                  122,613            83,441
     Agri-products                                                  72,908            60,132
     Other                                                          11,988            10,697
   Prepaid income taxes                                              8,371             3,684
   Deferred income taxes                                             5,625             5,530
   Other current assets                                             17,764            20,423
       Total current assets                                      1,262,353         1,229,003

 Real estate, plant and equipment - at cost
   Land                                                             35,631            24,179
   Buildings                                                       211,146           176,266
   Machinery and equipment                                         405,029           380,830
                                                                   651,806           581,275
     Less accumulated depreciation                                 317,365           278,552
                                                                   334,441           302,723
 Other assets
   Goodwill                                                        127,501           124,286
   Other intangibles                                                21,759            27,089
   Investments in unconsolidated affiliates                         23,433            11,752
   Deferred income taxes                                             7,832             9,905
   Other noncurrent assets                                          30,646            31,108
                                                                   211,171           204,140

                                                                $1,807,965        $1,735,866

 See accompanying notes.


Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 1995 and 1994


 (In thousands of dollars)                                         1995              1994
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current
   Notes payable and overdrafts                                 $  651,140        $  560,524
   Accounts payable                                                211,770           225,365
   Accounts payable - unconsolidated affiliates                      6,976            17,042
   Customer advances and deposits                                   46,443            51,671
   Accrued compensation                                             18,286            13,366
   Provision for restructuring                                       9,804            15,500
   Income taxes payable                                             21,745            10,429
   Current portion of long-term obligations                         31,476            16,523
        Total current liabilities                                  997,640           910,420

 Long-term obligations                                             284,948           304,149

 Postretirement benefits other than pensions                        48,007            48,969

 Other long-term liabilities                                        52,962            58,226

 Deferred income taxes                                              17,211            16,058

 Minority interests                                                 17,238            13,446

 Commitments and contingent liabilities

 Shareholders' equity
   Preferred stock, $100 par, 8% cumulative, authorized 75,000 shares, issued and outstanding 4 shares
   Additional preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
   Common stock, no par value, authorized 50,000,000 shares,
     issued and outstanding 35,030,314 shares (35,001,185 at
     June 30, 1994)                                                 75,749            75,287
   Retained earnings                                               323,595           332,626
   Foreign currency translation adjustments                         (9,385)          (23,315)
        Total shareholders' equity                                 389,959           384,598
                                                                $1,807,965        $1,735,866


Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1995, 1994 and 1993


 (In thousands of dollars)                                                    1995        1994          1993
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 25,639     $ 13,173     $ 80,066
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Cumulative effect of change in accounting principle                                  29,406
     Restructuring charge (net of cash payments)                             10,597       15,500
     Depreciation                                                            39,828       40,184       35,318
     Amortization                                                             8,796        8,136        2,878
     Translation loss - net                                                   2,563        6,726        2,434
     Deferred taxes                                                         (16,068)         693        5,351
     Minority interests                                                       6,633        4,618        4,674
     Other                                                                    1,537       (3,318)      (4,695)
                                                                             79,525      115,118      126,026

 Changes in operating assets and liabilities net of effects
   from purchase of businesses:
   Accounts and notes receivable                                             27,493      (14,206)     (54,155)
   Inventories and other current assets                                      16,576       49,516       (7,661)
   Income taxes                                                               7,466       (9,436)      (3,710)
   Accounts payable and other accrued liabilities                           (70,515)     (43,231)      34,779
     Net cash provided by operating activities                               60,545       97,761       95,279

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                (39,024)     (38,917)      (46,405)
   Purchase of businesses (net of cash acquired)                            (62,702)     (21,861)      (84,850)
   Sales of property, plant and equipment                                     4,839        7,804         6,935
   Other                                                                     (4,244)         507          (827)
     Net cash used in investing activities                                 (101,131)     (52,467)     (125,147)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of short-term debt - net                                         69,701       47,236        64,923
   Repayment of short-term debt classified as long-term                                 (100,000)
   Repayment of long-term debt                                              (10,798)     (24,278)      (43,959)
   Issuance of long-term debt                                                 6,550      120,168         5,820
   Issuance  (purchase) of common stock                                         248      (11,437)       70,943
   Dividends paid                                                           (34,313)     (32,775)      (28,220)
     Net cash provided by (used in) financing activities                     31,388       (1,086)       69,507
     Effect of exchange rate changes on cash                                    471         (362)          655
 Net increase (decrease) in cash and cash equivalents                        (8,727)      43,846        40,294
 Cash and cash equivalents at beginning of year                             166,820      122,974        82,680

 CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $158,093     $166,820      $122,974

 Supplemental cash flow information:
   Cash paid during the year for:
   Interest                                                                  67,755       70,812        60,864
   Income taxes - net of refunds                                             30,542       26,559        44,705

See accompanying notes.



Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended June 30, 1995, 1994 and 1993


 (In thousands of dollars)                                                    1995        1994          1993
 COMMON STOCK:
   Balance at beginning of year                                            $ 75,287     $ 86,672     $ 15,597
   Issuance of common stock                                                     214           52       70,579
   Exercise of stock options                                                    248                       496
   Common shares repurchased                                                             (11,437)
   Balance at end of year                                                    75,749       75,287       86,672

 RETAINED EARNINGS:
   Balance at beginning of year                                             332,626      352,790      302,209
   Net Income                                                                25,639       13,173       80,066
   Cash dividends declared ($.99 per share in 1995;
     $.94 in 1994; $.86 in 1993)                                            (34,670)     (33,337)     (29,485)
   Balance at end of year                                                   323,595      332,626      352,790

 FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
   Balance at beginning of year                                             (23,315)     (18,440)     (11,052)
   Translation adjustments for the year                                      21,240       (7,552)     (10,173)
   Allocated income taxes                                                    (7,310)       2,677        2,785
   Balance at end of year                                                    (9,385)     (23,315)     (18,440)

 SHAREHOLDERS' EQUITY AT END OF YEAR                                       $389,959     $384,598     $421,022

 See accompanying notes.


Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts are in thousands, except as otherwise noted)


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The financial statements include the accounts of all controlled domestic and foreign subsidiaries. All material intercompany items and transactions have been eliminated. The fiscal years of foreign subsidiaries generally end March 31 or April 30 to facilitate timely reporting. The Company uses the equity method of accounting for its investments in affiliates which generally are owned less than 50%.

         Effective fiscal year 1995, the Company consolidated the results of affiliates located in Malawi and Zimbabwe into its financial statements. After changes in local governmental policies, the Company can now exercise greater control over operations including the remittance of dividends. Prior to fiscal 1995, affiliates located in Malawi were accounted for under the equity method and affiliates in Zimbabwe under the cost method. Financial data for all prior periods presented has been restated to reflect the consolidation. Before the effects of consolidation, consolidated net income for the years ended June 30 was as follows:

                                  1995             1994             1993


 Net income                      $23,768          $9,158           $80,242
 Earnings per share              $   .68          $  .26           $  2.39




Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

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

Real Estate, Plant and Equipment

         Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation of property used in domestic tobacco operations is calculated using the declining balance method in the early years and the straight-line method thereafter. All other properties are generally depreciated using the straight-line method. Estimated useful lives of buildings range from fifteen to forty years and machinery and equipment range from three to ten years.

Goodwill and Other Intangibles

         Goodwill and other intangibles include the excess of the purchase price of acquired companies over the net assets, covenants not to compete and pension intangibles. Goodwill and other intangibles are generally amortized using the straight-line method over periods not exceeding 40 years. Accumulated amortization at June 30, 1995, and 1994 was $19.6 and $11.3 million, respectively.


Income Taxes

         The Company provides deferred income taxes on temporary differences arising from employee benefit accruals, depreciation, deferred compensation, and undistributed earnings of consolidated subsidiaries and unconsolidated affiliates not permanently reinvested. At June 30, 1995, the cumulative amount of undistributed earnings of consolidated subsidiaries on which no provision for U.S. income taxes had been made was $64.6 million.

 Fair Values of  Financial Instruments

         The fair values of the Company's long-term obligations have been estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         The carrying amount of all other current assets and liabilities as reported in the balance sheet at June 30, 1995 and 1994, which qualify as financial instruments, approximates fair value.

Derivative Financial Instruments

         Derivative financial instruments are used by the Company principally in the management of its foreign currency exposures. Realized and unrealized gains and losses on the Company's foreign currency contracts that are designated and effective as hedges are recognized in income in the same period as the foreign exchange gains and losses on the underlying transactions are recorded. The carrying amounts, including realized and unrealized gains and losses, of foreign currency derivatives are reflected under the same balance sheet captions as the hedged transactions. The Company does not enter into derivative financial instruments for trading purposes.

Postretirement Benefits Other Than Pensions

         On July 1, 1993, the Company adopted SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". The initial effect of adopting the statement was recorded in fiscal 1994 as a cumulative effect of a change in accounting principle. See Note 9.


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

         The financial statements of foreign subsidiaries where the U.S dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. Exchange losses in 1995, 1994 and 1993 resulting from foreign currency transactions were $4.7, $3.7 and $1.0 million, respectively (including $2.6, $6.7 and $2.4 million resulting from foreign currency translation losses) and are included in the respective statements of income.

Reclassification

         Amounts in prior years' statements have been reclassified to be reported on a consistent basis with the current year's presentation.


Note 2 - ACQUISITIONS

         On February 12, 1993, the Company acquired substantially all of the tobacco operations of The Casalee Group SA (Casalee) through the purchase of all of Casalee's capital stock and certain of its subsidiaries at a cost of approximately $100 million. The acquisition has been accounted for by the purchase method of accounting. For financial reporting purposes, the accounts of Casalee are on a March 31 fiscal year basis, and are consolidated with the Company's June 30 fiscal year. Accordingly, the consolidated results of operations for the fiscal year ended June 30, 1993 include the results of Casalee from the acquisition date thru March 31, 1993. Unaudited pro forma consolidated results of operations for the year ended June 30, 1993 as though Casalee had been acquired at the beginning of the fiscal year, follow:


                                1993
 Gross revenues              $3,290,355
 Net income                      53,333
 Earnings per share*         $     1.50

* Weighted average shares outstanding includes 2.7 million shares assumed to have been issued at the beginning of 1993.


Note 3 - RESTRUCTURING

In the fourth quarter of fiscal years 1995 and 1994 , plans were developed to reduce the Company's worldwide cost structure including the consolidation of certain tobacco operations and a reduction in the number of employees. Fiscal 1995's consolidated statement of income includes an estimated $15.6 million pretax charge ($10.7 million net of tax benefits, or $.31 per share) related to the 1995 plan. This charge includes $7.2 million for the expected severance payments related to approximately 200 employees throughout the Company. The non-severance portion of the charge was for the write-down of fixed assets in operations consolidated ($3.7 million), payments to terminate occupancy of leased facilities ($3 million), and other nonoperating restructuring costs ($1.7
million).   As of June 30, 1995, cash payments of $5 million had been made, approximately half of which was for the termination of leases and the balance to cover severance costs of 35 employees. In fiscal 1994 the Company had estimated and recorded a $17.5 million pre-tax restructuring charge. During fiscal 1995 the prior year's plan was implemented. Through June 30, 1995 the actual number of employees severed was almost equal to the 700 estimated. The total 1994 restructuring charge incurred was approximately $200 thousand less than the estimate last year and the difference is reported as a reduction of the restructuring amount in fiscal 1995.

Note 4 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

Agri-Products

         Trading and processing tea and sunflower seeds and trading other products from the countries of origin to various customers in the consuming industries throughout the world.

         Generally, sales between geographic areas are priced to generate a reasonable profit margin. Sales between business segments are insignificant.

         Operating profit is total revenue less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, interest expense, income taxes and equity in net income of unconsolidated affiliates.

         Identifiable assets are those of the Company that are identified with the operations in each industry group. Corporate assets are principally the fixed assets of the Company's administrative offices.

U.S. Export Sales by Geographic Area


                                      1995          1994           1993


 Europe                           $266,682       $182,140        $302,733
 Asia                              179,737        203,197         168,075
 Other Areas                        51,962         27,321          33,895
                                  $498,381       $412,658        $504,703








                                                                    Lumber and
Business Segments	                          Tobacco	Building Products          Agri-products	Consolidated
1995
Gross revenues                                  $2,313,768	   $512,375	              $454,737	        $3,280,880
Operating profit (net of restructuring charge)     102,542	     21,162	                11,942     	   135,646
General corporate expenses                                  			                                   (10,293)
Interest expense                                            			                                   (69,585)
 Income before income taxes and other Items                                                                         55,768
Identifiable assets                              1,305,967          333,379	               143,366	         1,782,712
Investments in unconsolidated affiliates                 			                                    23,433
Corporate assets                                        			                                     1,820
  Total assets             			                                                                 1,807,965
Depreciation and amortization                       39,809            7,051	                 1,764              48,624
Capital expenditures                                28,590	      8,537	                 1,897	            39,024

1994
Gross revenues                                   2,249,109	    368,463	               430,943	          3,048,515
Operating profit (net of restructuring charge)     121,783	     16,768	                 9,224	            149,775
General corporate expenses                                  			                                    (10,279)
Interest expense                                            			                                    (75,438)
 Income before income taxes and other items    	                                                                     64,058
Identifiable assets                              1,385,218          212,247		       124,891		  1,722,356
Investments in unconsolidated affiliates                    					                     11,752
Corporate assets                                            					                      1,758
 Total assets                                               					                  1,735,866
Depreciation and amortization                       42,387    	      4,376		         1,557		     48,320
Capital expenditures                                33,829	      4,265		           823		     38,917


1993
Gross revenues                                    2,315,320	     384,631		       377,646	          3,077,597
Operating profit                                    183,343	      16,427		        10,898		    210,668
General corporate expenses                                  					                     (9,096)
Interest expense                                            					                    (65,468)
 Income before income taxes and other items                                                                  	    136,104
Identifiable assets                               1,390,665	     184,001	               112,373	          1,687,039
Investments in unconsolidated affiliates                    			                                      9,062
Corporate assets                                            			                                      2,836
  Total assets                                              			                                  1,698,937
Depreciation and amortization                        32,119	       4,684                	 1,393	             38,196
Capital expenditures                                $39,894	      $4,931	                $1,580	            $46,405

Consolidated Operations                         United       South/Central                 Other
by Geographic Area                              States        America        Europe        Areas        Eliminations    Consolidated
1995

Revenues from unaffiliated customers           $1,650,868    $236,496       $1,218,525    $174,991                      $3,280,880
Transfers between geographic areas                  1,073      93,781           42,316     289,362      $(426,532)
    Gross revenues                              1,651,941     330,277        1,260,841     464,353       (426,532)       3,280,880
Operating profit (net of restructuring
  charge)                                          47,996      15,643           32,929      41,194         (2,116)         135,646
General corporate expenses                                                                                                 (10,293)
Interest expense                                                                                                           (69,585)
    Income before income taxes and other
      items                                                                                                                 55,768
Identifiable assets                               588,078     454,453          837,085     225,279       (322,183)       1,782,712
Investments in unconsolidated affiliates                                                                                    23,433
Corporate assets                                                                                                             1,820
    Total assets                                                                                                         1,807,965

1994

Revenues from unaffiliated customers            1,530,833     217,534        1,088,693     211,455                       3,048,515
Transfers between geographic areas                  1,658     123,898           34,588     308,212       (468,356)
    Gross revenues                              1,532,491     341,432        1,123,281     519,667       (468,356)       3,048,515
Operating profit (net of restructuring
  charge)                                          44,908      20,691           49,221      34,955                         149,775
General corporate expenses                                                                                                 (10,279)
Interest expense                                                                                                           (75,438)
    Income before income taxes and other
      items                                                                                                                 64,058
Identifiable assets                               575,425     469,415          754,696     210,031       (287,211)       1,722,356
Investments in unconsolidated affiliates                                                                                    11,752
Corporate assets                                                                                                             1,758
    Total assets                                                                                                         1,735,866

1993

Revenues from unaffiliated customers            1,689,794     187,790        1,014,450     185,563                       3,077,597
Transfers between geographic areas                    824     102,891           19,580     275,793       (399,088)
    Gross revenues                              1,690,618     290,681        1,034,030     461,356       (399,088)       3,077,597
Operating profit                                   71,030      39,930           56,593      44,622         (1,507)         210,668
General corporate expenses                                                                                                  (9,096)
Interest expense                                                                                                           (65,468)
    Income before income taxes and other
      items                                                                                                                136,104
Identifiable assets                              $497,706    $471,892         $613,998    $280,185       (176,742)       1,687,039
Investments in unconsolidated affiliates                                                                                     9,062
Corporate assets                                                                                                             2,836
    Total assets                                                                                                         1,698,937



NOTE 5 - INCOME TAXES

         The components of income before income taxes and other items consist of the following:

Year Ended June 30,      1995       1994      1993

United States          $21,386    $12,545  $ 45,772
Foreign                 34,382     51,513    90,332
                       $55,768    $64,058  $136,104

         Income taxes consist of the following:


Year Ended June 30,	 1995	    1994      1993

Current
 United States         $5,396	  $5,089    $17,755
 State and local          751	   1,065      4,676
 Foreign               34,787     12,543     23,531
		       40,934	  18,697     45,962
Deferred
 United States         (7,322)	  (5,103)        36
 State and local          235	     652       (132)
 Foreign               (8,981)	   5,144      5,447
	              (16,068)	     693      5,351

Total                 $24,866    $19,390    $51,313




         A reconciliation of the statutory U.S. federal rates is as follows:



Year Ended June 30,	 1995	    1994      1993

Tax at statutory rate    35.0%	    35.0%     34.0%
State income taxes -
 net of federal benefit   1.4	     1.7       2.1
Income taxed at other
 than the U.S. rate       7.0	    (5.8)	.2
Increase in federal
 statutory rate                      1.7
Other- net                1.2	    (2.3)      1.4
		         44.6%	    30.3%     37.7%




         In August, 1993, Congress passed the "Omnibus Budget Reconciliation Act of 1993" which, among other things, increased the corporate tax rate from 34% to 35% retroactive to January 1, 1993 which increased tax expense approximately
$1.5 million in the first quarter.

         Significant components of deferred tax liabilities and assets as of June 30 were as follows:


                                    1995    1994

Liabilities
 Nonrepatriated earnings          $17,713   $29,132
 Tax over book depreciation        17,072    10,334
 Foreign currency translation       2,135
 All other                         17,930     8,058
  Total deferred tax liability     54,850    47,524


Assets
 Employee benefit plans            19,482    20,327
 Foreign currency translation                 5,175
 Foreign tax credits                8,813     6,411
 Deferred compensation              4,652     4,220
	All other                  18,149    10,768
   Total deferred tax asset        51,096    46,901
    Less current portion           (5,625)   (5,530)
   Net deferred tax asset          45,471    41,371
Net deferred tax liability         $9,379    $6,153


NOTE 6 - SHORT-TERM CREDIT FACILITIES

         The Company maintains lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of exchange contracts and overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. At
June 30, 1995, unused, uncommitted lines of credit were approximately $900 million. In addition, the Company maintains a $100 million revolving credit facility to support short-term borrowings including the issuance of commercial paper. The weighted average interest rate on short-term borrowings outstanding as of June 30, 1995 and 1994 was approximately 6.6 % and 6.4%, respectively.


NOTE 7 - LONG-TERM OBLIGATIONS

                                                                                  1995      1994
6.14% Senior notes payable in five annual installments from 1996 to 2000        $100,000  $100,000

9.25% Medium-term notes due February 2001                                        100,000   100,000

Medium-term notes due January 1997 at an average rate of 7.3%                     50,000    50,000

Other notes due through 1999 at various interest rates ranging from 5% to 11 %    30,808    31,817

Notes due through 1998 at variable rates, currently 11%                           13,728    16,587

4.26% Promissory note due August 1995                                             15,000    15,000

Revenue bonds due through 2001 at various interest rates below prime               6,888     7,268

                                                                                 316,424   320,672

Less current portion                                                             (31,476)  (16,523)

Long-term obligations                                                           $284,948  $304,149




         The fair value of the Company's long-term obligations was approximately $298 million at June 30, 1995 and $310 million at June 30, 1994. Certain notes are denominated in local currencies of foreign subsidiaries. Effective U.S. dollar interest rates vary based on exchange rate fluctuations.

         In connection with the senior notes, the Company must meet certain financial covenants including maintainence of $300 million minimum shareholders' equity and restrictions on the issuance of long-term debt.

OTHER INFORMATION:

         Maturities of long-term debt for the fiscal years succeeding June 30, 1995 are as follows: 1996-$31,476; 1997-$89,427; 1998-$23,413; 1999-$24,549;
2000-$20,988; 2001 and after-$126,571.


NOTE 8 - PENSION PLANS

         The Company and its subsidiaries have several defined benefit pension plans covering United States and foreign salaried employees and certain other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company's funding policy for domestic plans is to make contributions currently to the extent deductible under existing tax laws and regulations, subject to the full-funding limits of the Employee Retirement Income Security Act of 1974. Foreign plans are funded in accordance with local practices. Domestic and foreign plan assets consist primarily of fixed income securities and equity investments. Unamortized gains and losses and prior service costs are amortized equally over the average remaining service period of employees. Information regarding net pension cost and the funded status of domestic and foreign plans was as follows:

<Caption
Pension costs
                                		         Domestic			  Foreign
		                            1995       1994	   1993	      1995	 1994	     1993
Service cost for benefits earned
 during the period	                  $2,923      $2,925	 $2,617      $2,803	$2,392	    $2,134
Interest cost on projected benefit
 obligation                                6,626       6,489	  6,053	      5,784	 5,210	     5,245
Actual return on plan assets              (4,158)     (5,872)	 (7,829)     (4,942)   (11,629)     (5,929)
Net amortization and deferral               (967)      1,258	  3,358	     (1,397)	 5,240	      (234)
  Total pension cost                      $4,424      $4,800	 $4,199	     $2,248     $1,213	    $1,216

Funded status
Domestic - March 31 measurement date

                                                          Assets Exceed          Accumulated Benefits
                                                      Accumulated Benefits           Exceed Assets
                                                         1995        1994         1995          1994
Vested benefit obligation                              $70,611     $68,047      $ 6,239       $ 5,280
Accumulated benefit obligation                          71,297      68,888        6,788         6,521
Projected benefit obligation                            85,786      84,707        8,792         9,699
Plan assets at fair value                               77,580      75,839
Plan assets less than projected benefit obligation      (8,206)     (8,868)      (8,792)       (9,699)
Unrecognized net (asset) liability at transition        (3,721)     (4,320)         557           637
Unrecognized prior service costs                           784         949        1,528         1,701
Unrecognized net loss                                   14,679      16,217        1,445         3,017
Additional minimum liability                                                     (1,526)       (2,177)
 Prepaid (accrued) pension cost                        $ 3,536     $ 3,978      $(6,788)      $(6,521)


Foreign - April 30 measurement date
	                                                  Assets Exceed	         Accumulated Benefits
	                                               Accumulated Benefits	     Exceed Assets

		                                         1995	     1994	  1995	        1994
Vested benefit obligation                              $77,921	   $62,303	$10,674	      $ 8,787
Accumulated benefit obligation                          81,934	    70,368       13,033	       10,609
Projected benefit obligation                            88,868	    75,916       14,180	       11,583
Plan assets at fair value                              102,925	    81,881        4,219	        3,692
Plan assets in excess of (less than) projected
 benefit obligation                                     14,057	     5,965	 (9,961)       (7,891)
Unrecognized net (asset) liability at transition        (6,671)	    (6,309) 	     92	           34
Unrecognized net(gain) loss                             (5,227)	       978	    764           142
Additional minimum liability           		                                   (270)         (273)
 Prepaid (accrued) pension cost                         $2,159	   $   634	$(9,375)      $(7,988)

         SFAS 87 "Employers' Accounting for Pensions," required the Company to recognize an additional minimum liability of $1.8 and $2.4 million for the unfunded accumulated benefit obligation in 1995 and 1994, respectively. An equal amount was recognized as an intangible asset in those years.
         Assumptions used in the computations were:


        	                                    1995      1994	1993
Discount rate:
  Domestic                                          8.00%     7.25%	7.75%
  Foreign                                           7.00%     6.00%	7.00%

Rate of increase in future compensation levels:
  Domestic                                          5.50%     5.50%	6.00%
  Foreign                                           5.50%     4.50%	5.00%

Expected long-term rate of return on plan assets:
  Domestic                                          8.75%     8.75%	8.50%
  Foreign	                                    7.00%     7.00%	7.00%


NOTE 9 - POSTRETIREMENT BENEFITS

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

         Effective July 1, 1993, the Company adopted SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the estimated costs of these benefits be expensed over the employees' active service period rather than as paid. In accordance with SFAS 106, the Company elected to recognize the obligation as a one-time charge of approximately $29 million (net of $18 million in taxes) or $.83 per share during the first quarter of fiscal year 1994.

         Effective January 1, 1994, the Company amended the benefit plans for future retirees which reduced the Company's postretirement obligation by approximately $14 million (net of tax benefits). The amortization of this reduction is expected to substantially offset the net periodic postretirement benefit expense from SFAS 106 through fiscal year 2001.

         Net periodic postretirement benefit expense was as follows:


		                                   1995	          1994
Service cost                                     $  857	         $1,288
Interest cost                                     2,517	          3,255
Return on plan assets                              (219)	   (141)
Net amortization and deferral                    (2,925)	 (1,527)
Net periodic postretirement benefit expense      $  230	         $2,855


         Prior to fiscal year 1994, the Company recognized expense in the year the benefits were paid. In fiscal year 1993 approximately $1 million of expenses were recorded.
         The following table sets forth the components of the postretirement benefit obligation:


June 30 measurement date	                        1995	     1994
Accumulated postretirement benefit obligation:
  Retirees                                             $22,841	    $21,080
  Fully eligible active plan participants                6,082	      7,812
  Other active plan participants                         5,466	      5,555
Accumulated postretirement benefit obligation           34,389	     34,447
Fair value of plan assets                                3,811	      3,414
Accumulated postretirement benefit obligation
  in excess of plan assets                              30,578	     31,033
Unrecognized gain on plan amendment                     19,060	     22,119
Unrecognized net loss                                   (1,631)	     (4,183)
Accrued postretirement benefit cost                    $48,007	    $48,969



         The accumulated postretirement benefit obligation was determined using an assumed annual health care cost trend rate of 13% for fiscal year 1995 and 12% for fiscal year 1996 and which is assumed to decrease gradually to 6.5% by fiscal year 2006. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated benefit obligation by approximately $3.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for the fiscal year by approximately $400 thousand.


         Assumptions used in the computations were:

                                                     1995      1994

Discount rate                                        8.00%     7.25%
Rate of increase in future compensation levels       5.50%     5.50%
Expected long-term rate of return on plan assets     4.30%     4.30%



NOTE 10 - SHARE PURCHASE RIGHTS PLAN

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


NOTE 11 - EXECUTIVE STOCK PLAN

         Under the Company's Executive Stock Plan (the Plan), executives, key employees, and directors may receive grants and/or awards including common stock, restricted stock, options qualifying as incentive or non-qualified stock options and "reload options". Reload options allow a participant to exercise an option and receive new options by exchanging previously acquired common stock for the shares received from the exercise. One new option may be granted for each share exchanged with an exercise price equivalent to the market price at the date of exchange. Accordingly, the issuance of reload options does not result in a greater number of shares potentially outstanding than that reflected in the grant of the orginal option. Up to 2.0 million shares of the Company's common stock may be issued under the Plan. Pursuant to the Plan, non-qualified and reload options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant. In addition, restricted stock awards of 8,550 shares were issued in 1995.

         Options granted under the Plan prior to December 5, 1991 became exercisable one year after date of grant except those granted on December 4, 1991 which became exercisable November 1, 1992. Options granted after December 4, 1991 are fully exercisable six months after the date of grant and qualify for reload options which are also fully exercisable six months after the date of the grant. All options expire ten years after date of grant.

         Further information regarding options in the Plan for 1995, 1994 and 1993 is summarized as follows:


For the year ended:	           1995	       1994	   1993	    Price Range
Outstanding beginning of year     656,064     644,064	  689,242   $11.06-28.00
Granted                           717,999      12,000	  116,805    21.50-28.00
Exercised                         (78,678)		 (141,032)   11.06-27.38
Canceled          	                                  (20,951)   27.38-28.00
Outstanding end of year         1,295,385     656,064	  644,064    11.06-28.00
Exercisable                     1,235,886     650,064	  588,231    11.06-28.00
Available for future grant      2,307,851   2,334,376	1,633,746


         Of those available for future grant, 1,738,454, 1,097,929 and 385,299 for 1995, 1994 and 1993, respectively, are reload options.



NOTE 12 - COMMITMENTS AND OTHER MATTERS

         A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have an adverse effect on the Company. For the years ended June 30, 1995, 1994 and 1993, one customer accounted for revenues of $1.1 billion, $900 million and $1.1 billion, respectively.


         The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At June 30, 1995, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $27.8 million. Other commitments and contingent liabilities were approximately $59 million and relate principally to Common Market guarantees. The Company considers the possibility of loss on any of these guarantees to be remote.

         As part of its financing of purchases of the Brazilian crop, the Company advances funds to its subsidiary under pre-export finance provisions of Brazilian law. When funds are held in Brazil before purchase of the crop, they are invested in U.S. dollar-indexed instruments issued by Brazilian banks. To reduce credit risk, investment limits are established with each bank according to the Company's evaluation of its credit standing. As of March 31, 1995, the date of consolidation of the Company's Brazilian subsidiaries, approximately $97 million was invested among eleven banks and is included in cash and cash equivalents in the Company's June 30, 1995 balance sheet. The carrying value of this investment approximates fair market value. As of June 30, 1995, all such funds had been fully recovered and utilized for crop purchases.

         The Company's operating subsidiaries within each industry segment perform credit evaluations of customers' financial condition prior to the extension of credit. Generally, accounts and notes receivable are not secured with collateral and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements and such amounts have not been material except for the write-off of an account receivable from Iraq in fiscal year 1991. In the lumber and building product operations in Europe, it is traditional business practice to insure accounts and notes receivable against
uncollectibility.   At June 30, accounts and notes receivable by operating
segment were as follows (in millions of dollars):

                                         1995      1994

Tobacco                                  $225      $248
Lumber and Building Products              109        71
Agri-products                              59        52
                                         $393      $371




NOTE 13 - DERIVATIVE  FINANCIAL INSTRUMENTS

         The Company's dominant business, tobacco, is generally conducted in U.S. dollars. However, the Company conducts its agri-products and lumber and building products businesses in various foreign currencies. As a result, it is subject to the transaction exposures that arise from foreign exchange rate movements between the dates that the foreign currency transactions are initiated and the date they are settled. To mitigate this risk where such derivative markets exist, the Company enters into forward exchange contracts, primarily in Dutch guilders, U.S. dollars, Swedish kronas, and pounds sterling, to hedge certain foreign currency transactions involving the purchase or sale of inventory in currencies other than the functional currency of the subsidiary. The terms of the agreements are for periods that are consistent with the terms of the underlying transactions, which are rarely longer than six months.

         As of June 30, 1995, the Company through its subsidiaries had entered into foreign exchange contracts with a total notional value of approximately $57 million to hedge known transactions. The unrealized gains and losses were not material to the Company at June 30, 1995. All such transactions were conducted with financial institutions of good standing; however, the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. At June 30, 1995, the carrying value of these derivative financial instruments approximates the fair market value.



NOTE 14 - UNAUDITED QUARTERLY FINANCIAL DATA

         Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, it is always more meaningful to focus on cumulative rather than quarterly results.

	                        	     First	 Second	      Third	 Fourth
		                            Quarter	Quarter	     Quarter	Quarter
1995
Sales and other operating revenues         $661,415     $969,532    $991,270	$658,663
Gross profit                                 94,379	 136,594     123,859	 107,617
Net income (loss)                             3,979	  15,505      12,229	  (6,074)
Per common share
  Net income (loss)                             .11	     .44	 .35	    (.17)
  Cash dividends declared                       .24	     .25	 .25	     .25
Market price range: High                         24 3/4	      24 1/4	  22 1/4      24
                    Low                          18 3/4	      19 3/4	  18 7/8      20 3/4


1994
Sales and other operating revenues          718,160	 871,631     788,469	 670,255
Gross profit                                120,322	 137,308     101,668	 101,157
Income (loss) before cumulative
  effect of change in accounting
  principle                                  12,278	  25,158      11,503	  (6,360)
Net income (loss)                           (17,128)	  25,158      11,503	  (6,360)
Per common share
  Income (loss) before cumulative
    effect of change in accounting
    principle                                   .35	     .71	 .32	    (.18)
  Net income (loss)                            (.48)	     .71	 .32	    (.18)
  Cash dividends declared                       .22	     .24	 .24	     .24
Market price range: High                         25 1/4	      27 7/8	  26 1/4      19 5/8
                    Low                         $21 3/4	     $22 3/8	 $18 1/2     $17 3/4

         The Company recorded $5.6 and $16.1 million in pre-tax writedowns of tobacco inventory and purchase commitments in the fourth quarter of 1995 and 1994, respectively. The third quarter of 1995 includes a $6.5 million writedown relating to Eastern European tobacco operations. The fourth quarter of 1995 and 1994 also included a pre-tax restructuring charge of $15.6 million and $17.5 million, respectively.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Universal Corporation

         We have audited the accompanying consolidated balance sheets of Universal Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note 1, the Company's consolidated financial statements for 1994 and 1993 have been restated to adopt the consolidation method of accounting for its African operations. As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in fiscal year 1994.


/s/ ERNST & YOUNG LLP
Richmond, Virginia
August 3, 1995


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


/s/ HARTWELL H. ROPER

Hartwell H. Roper
Vice President & Chief Financial Officer
August 3, 1995


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the three years ended June 30, 1995, there were no changes in and disagreements between the Company and its independent auditors on any matter of accounting principles, practices or financial statement disclosures.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to the caption, "Election of Directors" in the September 22, 1995 Proxy Statement which information is incorporated herein by reference.

                                                                             Fiscal
                                                                              Year
Name                      Position                              Age          Elected
H. H. Harrell             Chairman and Chief
                          Executive Officer                      56            1992

A. B. King                President and Chief                    49            1993
                          Operating Officer

H. H. Roper               Vice President and                     47            1993
                          Chief Financial Officer

W. L. Taylor              Vice President and                     54            1993
                          Chief Administrative Officer

K. M.  L. Whelan          Vice President and Treasurer           48            1994

J. H. Starkey, III        Vice President                         54            1996

R. J. Zalzneck            Vice President                         49            1996

J. M. White, III          Secretary and General Counsel          56            1988

W. J. Coronado            Controller                             41            1991

There are no family relationships between any of the above officers.

Term of Office: All officers are elected until the next annual shareholders meeting or until their successors are elected.

Footnotes:

(1) H. H. Harrell was elected chairman and chief executive officer of Universal Leaf Tobacco Company, Incorporated ("Universal Leaf"), a subsidiary of the Company, in 1991. Prior to that he was president and chief executive officer of the Company and Universal Leaf.

(2) A. B. King was elected president and chief operating officer of Universal Leaf in 1992. In 1991 he was president and prior to 1991 he was executive vice president of the Company and of Universal Leaf.

(3) H. H. Roper was elected vice president of the Company in 1990. He has been executive vice president and chief financial officer of Universal Leaf since 1995 and prior to that he was senior vice president and chief financial officer.

(4) W. L. Taylor was elected vice president of the Company in 1991. He joined Universal Leaf in 1990 as senior vice president and chief administrative officer and in 1995 was elected executive vice president and chief administrative officer.

(5) K. M. L. Whelan joined the Company in 1992. She served as treasurer of the Company until October 1993. She was elected vice president and treasurer of Universal Leaf in 1992. Prior to joining the Company she was elected vice president of financial reporting in 1989 of James River Corporation.

(6) J. H. Starkey, III was elected senior vice president of Universal Leaf in 1987.

(7) R. J. Zalzneck was elected senior vice president of Universal Leaf in 1990.

(8) J. M. White, III was elected vice president and general counsel of Universal Leaf in December 1987.

(9) W. J. Coronado was elected vice president and controller of Universal Leaf in 1993. Prior to that he was controller of Universal Leaf.


ITEM 11.  EXECUTIVE COMPENSATION

Refer to the caption, "Executive Compensation," in the September 22, 1995 Proxy Statement which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to the caption, "Stock Ownership," in the September 22, 1995 Proxy Statement which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to the caption, "Certain Relationships," in the September 22, 1995 Proxy Statement which information is incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)      (1)     The following consolidated financial statements of Universal
                 Corporation and Subsidiaries are included in Item 8:

                 Consolidated Statements of Income for the years ended June 30, 1995, 1994 and 1993

                 Consolidated Balance Sheets at June 30, 1995 and 1994

                 Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993

                 Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1995, 1994 and 1993

                 Notes to Consolidated Financial Statements for the years ended June 30, 1995, 1994 and 1993

                 Report of Ernst & Young LLP, Independent Auditors

         (2)     Financial Statement Schedules:  None

         (3)     List of Exhibits:

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

                 4.2 Form of Fixed Rate Medium-Term Note, Series A (incorporated herein byreference to the Registrant's Current Report on Form 8-K, dated February 25,1991, File No. 1-652).

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

                 4.5 Amendment to Rights Agreement, dated May 2, 1991, between the Registrant and Sovran Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant's Form 8 Amendment No. 1, dated May 7, 1991, to Form 8-A Registration Statement, dated February 9, 1989, File No. 1-652).

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

                 10.5 Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

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

                 10.10 Universal Corporation 1989 Executive Stock Plan, as amended as of October 27, 1992 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 1-652).

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

                 10.14 Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

                 10.15 Universal Corporation Outside Directors' 1994 Deferred Income Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

                 10.16 Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

                 10.17 Universal Corporation 1994 Stock Option and Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

                 10.18 Universal Corporation 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

                 10.19 Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

                 10.20 Amendment to the Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan effective June 1, 1995.*

                 21     Subsidiaries of the Registrant.*

                 23     Consent of Ernst & Young LLP.*

                 27     Financial Data Schedule.*

                 * Filed herewith.


(b)      Reports on Form 8-K

         Form 8-K filed on July 11, 1995. The form describes a press release announcing that earnings before a restructuring charge for the 1994/1995 fiscal year are expected to slightly exceed earlier expectations. The press release also announced a plan of further restructuring measures designed to continue the process of consolidation and rationalization of operations and services in Company facilities around the world.

(c)      Exhibits

         The exhibits listed in Item 14(a)(3) are filed as part of this annual report.

(d)      Financial Statement Schedules

         All schedules are omitted since the required information is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements and notes therein.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              (REGISTRANT)




 September 19, 1995                      By /s/ Henry H. Harrell
                                                Henry H. Harrell

                                           Chairman and Chief Executive Officer
                                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                            Chairman, Chief Executive
/s/ Henry H. Harrell        Officer and Director            September 19, 1995
Henry H. Harrell            (Principal Executive Officer)

/s/ Allen B. King           President, Chief Operating      September 22, 1995
Allen B. King               Officer and Director

/s/ William W. Berry        Director                        September 20, 1995
William W. Berry

/s/ Wallace L. Chandler     Director                        September 22, 1995
Wallace L. Chandler

/s/ Richard G. Holder       Director                        September 22, 1995
Richard G. Holder

/s/ Hubert R. Stallard      Director                        September 21, 1995
Hubert R. Stallard

/s/ Thomas R. Towers        Director                        September 22, 1995
Thomas R. Towers

/s/ Hartwell H. Roper       Vice President and              September 19, 1995
Hartwell H. Roper           Chief Financial Officer

/s/ William J. Coronado     Controller (Principal           September 19, 1995
William J. Coronado         Accounting Officer)