Form 10-Q
period 1995-09-30
UNIVERSAL CORP /VA/
filed 1995-11-13
CIK 102037

Page 1 of 10


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 [ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

 For the Period Ended September 30, 1995

                                       OR

 [   ]  Transition  Report  Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934

 For the Transition Period From                          to


Commission file number  1-652

                              UNIVERSAL CORPORATION
               (Exact name of Registrant as specified in its charter)

          VIRGINIA                                      54-0414210
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification Number)



1501 North Hamilton Street, Richmond, Virginia                       23230
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

Common Stock, No par value - 35,031,714 shares outstanding as of November 9, 1995

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three Months Ended September 30, 1995 and 1994


                                                                                               1995                1994
                                                                                          ---------------     ---------------

Sales and other operating revenues                                                              $842,454            $661,415

Costs and expenses
    Cost of goods sold                                                                           738,825             567,036
    Selling, general and administrative                                                           71,127              70,468
    Interest                                                                                      17,225              17,244
                                                                                          ---------------     ---------------
                                                                                                 827,177             654,748
                                                                                          ---------------     ---------------

Income before income taxes and other items                                                        15,277               6,667
    Income taxes                                                                                   5,806               3,299
    Minority interests                                                                               181                  59
                                                                                          ---------------     ---------------

Income from consolidated operations                                                                9,290               3,309
    Equity in net income of unconsolidated affiliates                                                899                 670
                                                                                          ---------------     ---------------

Net income                                                                                       $10,189              $3,979
                                                                                          ==============      ==============




Earnings per common share                                                                          $ .29               $ .11
                                                                                          ==============      ==============



Retained earnings - Beginning of period                                                         $323,595            $332,626
Net income                                                                                        10,189               3,979
Cash dividends declared ($.25-1995;  $.24-1994)                                                   (8,758)             (8,401)
                                                                                          ---------------     ---------------
Retained earnings - End of period                                                               $325,026            $328,204
                                                                                          ==============      ==============

Average common shares outstanding                                                             35,030,314          35,003,055

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,         June 30,
                                                                                               1995                1995
                                                                                         ---------------     ---------------
ASSETS
Current
    Cash and cash equivalents                                                                   $80,121            $158,093
    Accounts and notes receivable                                                               444,259             392,797
    Accounts receivable - unconsolidated affiliates                                               7,606              13,230
    Inventories - at lower of cost or market:
        Tobacco                                                                                 635,543             458,964
         Lumber and building products                                                           118,247             122,613
        Agri-products                                                                            69,166              72,908
        Other                                                                                    14,644              11,988
    Prepaid income taxes                                                                         11,154               8,371
    Deferred income taxes                                                                         6,433               5,625
    Other current assets                                                                         19,293              17,764
                                                                                         ---------------     ---------------
        Total current assets                                                                  1,406,466           1,262,353

Real estate, plant and equipment - at cost
    Land                                                                                         35,355              35,631
    Buildings                                                                                   213,940             211,146
    Machinery and equipment                                                                     414,467             405,029
                                                                                         ---------------     ---------------
                                                                                                663,762             651,806
        Less accumulated depreciation                                                           326,955             317,365
                                                                                         ---------------     ---------------
                                                                                                336,807             334,441

Other assets
    Goodwill                                                                                    126,418             127,501
    Other intangibles                                                                            20,914              21,759
    Investments in unconsolidated affiliates                                                     23,295              23,433
    Deferred income taxes                                                                        10,617               7,832
    Other noncurrent assets                                                                      30,600              30,646
                                                                                         ---------------     ---------------
                                                                                                211,844             211,171
                                                                                         ---------------     ---------------

                                                                                             $1,955,117          $1,807,965
                                                                                         ===============     ==============


Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,         June 30,
                                                                                               1995                1995
                                                                                         ---------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
    Notes payable and overdrafts                                                               $670,808            $651,140
    Accounts payable                                                                            226,280             221,574
    Accounts payable - unconsolidated affiliates                                                  7,970               6,976
    Customer advances and deposits                                                              190,673              46,443
    Accrued compensation                                                                         13,227              18,286
    Income taxes payable                                                                         19,204              21,745
    Current portion long-term obligations                                                        33,663              31,476
                                                                                         ---------------     ---------------
        Total current liabilities                                                             1,161,825             997,640

Long - term obligations                                                                         260,677             284,948

Postretirement benefits other than pensions                                                      47,633              48,007

Other long - term liabilities                                                                    51,364              52,962

Deferred income taxes                                                                            15,946              17,211

Minority interests                                                                               27,183              17,238

Shareholders' equity
    Preferred stock $100 par, 8% cumulative,  authorized  75,000 shares,  issued and outstanding 4 shares
    Additional preferred stock, no par value, authorized
        5,000,000 shares, none issued or outstanding
    Common stock, no par value, authorized 50,000,000
        shares, issued and outstanding 35,030,314 shares
        (35,030,314 at June 30, 1995)                                                            75,749              75,749
    Retained earnings                                                                           325,026             323,595
    Foreign currency translation adjustments                                                   (10,286)             (9,385)
                                                                                         ---------------     ---------------
        Total shareholders' equity                                                              390,489             389,959
                                                                                         ---------------     ---------------

                                                                                             $1,955,117          $1,807,965
                                                                                         ===============     ==============


Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1995 and 1994

                                                                                                  1995              1994
                                                                                              ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                    $10,189            $3,979
    Adjustments to reconcile net income to net cash provided
        by operating activities                                                                     4,700             8,600
    Changes in operating assets and liabilities net of effects from
        purchase of businesses                                                                    (82,861)         (172,516)
                                                                                              ------------     -------------

        Net cash used in operating activities                                                     (67,972)         (159,937)
                                                                                              ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                                      (9,500)           (7,700)
    Other                                                                                             700             1,800
                                                                                              ------------     -------------

        Net cash used in investing activities                                                      (8,800)           (5,900)
                                                                                              ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of short-term debt - net                                                              12,600            73,900
    Issuance (repayment) of long-term debt                                                        (15,000)            5,600
    Proceeds from minority investment in a subsidiary                                              10,000
    Dividends paid                                                                                 (8,800)           (8,400)
                                                                                              ------------     -------------

        Net cash provided by (used in) financing activities                                        (1,200)           71,100
                                                                                              ------------     -------------

Net decrease in cash and cash equivalents                                                         (77,972)          (94,737)
Cash and cash equivalents at beginning of period                                                  158,093           166,820
                                                                                              ------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $80,121           $72,083
                                                                                              ============      ===========


Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995

All figures contained herein are unaudited and stated in thousands of dollars

1) The Company's operating segments of domestic and foreign tobacco, lumber and building products and agri-products are seasonal by nature. Therefore, the results of operations for the three-month period ended September 30, 1995 are not necessarily indicative of results to be expected for the year ending June 30, 1996. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.

2) The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At September 30, 1995, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $3 million. Other contingent liabilities approximate $55 million and relate principally to Common Market guarantees. The Company considers the possibility of loss on any of these guarantees to be remote.

3) Last year's effective tax rate in the quarter was significantly greater than the Federal statutory tax rate due to the lack of tax benefits on certain foreign subsidiaries' losses.

4) Effective in fiscal year 1995, the Company consolidated the results of African operations previously accounted for under the equity or cost methods of accounting. Financial data for the prior year's quarter has been restated to reflect the consolidation. Before the effects of the consolidation, reported consolidated net income for the quarter ended September 30, 1994 was $5.9 million or $.17 per share.

5) The Company recognized in June 1995 a pre-tax restructuring charge of $15.6 million related to the consolidation of certain tobacco operations and a reduction in the number of employees. The charge included $7.2 million for the expected costs of severance payments related to approximately 200 employees throughout the Company. The non-severance portion of the charge was for the write-down of fixed assets in operations consolidated ($3.7 million), and other nonoperating restructuring costs ($1.7 million). As of September 30, 1995, cash payments of $5 million had been made, approximately half of which was for the termination of leases and the balance to cover severance costs of 50 employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Working capital at September 30, 1995, was $245 million compared to $265 million at June 30, 1995. The 7.5% decline in working capital was accounted for by increases in current assets of $144 million offset by an increase in current liabilities of $164 million. The most significant increases were accounted for by tobacco inventory (up $177 million) and customer advances (up $144 million). These increases primarily relate to the Company's domestic tobacco operations. Within the U.S., tobacco working capital needs are normally at their lowest point at June 30. In mid to late July the U.S. flue-cured tobacco markets open and the Company's working capital needs increase. As tobacco is purchased and shipped to factories for processing, inventories generally rise. This increase in inventories is offset by increases in notes payable and/or customer advances. The mix of notes payable and customer advances is dependent on both the Company's and its customers' borrowing capabilities, interest rates and exchange rates. The Company does not purchase tobacco in the United States on a speculative basis; thus the increase in inventory represents tobacco that has been committed to customers.

         Generally the Company's international tobacco operations conduct business in U.S. dollars, thereby limiting foreign exchange risk to local production and overhead costs. Agri-product and lumber operations enter into foreign exchange contracts to hedge firm purchase and sales commitments for terms of less than six months. Interest rate risk is limited because customers in the tobacco business usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

         The liquidity and capital resources of the Company at September 30, 1995 remain adequate. Over the past two years the Company has announced restructuring plans related to the consolidation of certain tobacco operations and a reduction in the number of employees. These efforts will lead to increased efficiency and streamlined operations. Through the quarter ended September 30, 1995, approximately $2.2 million of severance payments related to the fiscal year 1995 restructuring had been paid.

Results of Operations

         'Sales and Other Operating Revenues' increased $181 million or 27% in the quarter. Tobacco operations accounted for $159 million of the increases primarily due to increased domestic flue-cured and dark tobacco orders. The balance of the increase was attributable to the inclusion of Heuvelmann, which was acquired in the second quarter last year, in lumber and building product operations.

         Gross profits in the quarter increased almost 10% to $104 million due to the acquisition of Heuvelmann plus improvements realized in domestic and dark tobacco operations. In the quarter the total volume of domestic tobacco purchased and processed was up over 40% primarily due to larger flue-cured marketings and increased orders from domestic and export customers; however, as expected, processing volumes for the Flue-cured Stabilization Cooperative were down in the quarter, as crop surpluses have been reduced in the past year. Foreign tobacco profits improved in the quarter principally due to improved contributions from Central American and European operations. African tobacco results were lower due to old crop shipments carried over into the first quarter of last year. Similarly, Brazilian results were down in the quarter due to shipments delayed to subsequent quarters in the current fiscal year. Profits in dark air-cured tobacco rose on strong sales to the U.S. cigar industry, as worldwide consumption of cigars, and resulting demand for leaf, continues to increase. Lumber and building product results benefited from the inclusion of Heuvelmann, while some erosion of margins and volumes in regional outlets was more than offset by increased sales to the wholesale and professional markets. Agri-product results in fiscal year 1996 benefited from improved market conditions for both tea and confectionery sunflower seeds.

         'Selling and General and Administrative Expenses' in the quarter increased by 1% compared to last year, reflecting the realization of benefits from restructuring efforts of the past two years. Interest expense was flat year-to-year as increased borrowing requirements related to higher volumes were offset by reductions in inventory carried over from the prior fiscal year. The higher effective tax rate in the prior fiscal year's first quarter was due to the lack of tax benefits on certain foreign subsidiaries' losses.

         The improved tobacco world supply and demand relationship is expected to lead to better results for the current fiscal year. Although there are factors beyond management's control, such as fiscal policies in Brazil, the Company's balance and strength in the major tobacco origins provides a firm base for growth. Lumber and agri-products activities continue to perform well and have good potential for the future. As reported in the 1995 annual report to shareholders, the Company adopted a restructuring plan for its tobacco operations. As of the date of this report there have been no material changes to the plan or its underlying assumptions.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 9, 1995                         UNIVERSAL CORPORATION
                                          -------------------------------
                                                   (Registrant)



                                             / s / Hartwell H. Roper
                                          --------------------------------
                                        Hartwell H. Roper, Vice President and
                                               Chief Financial Officer



                                           / s / William J. Coronado
                                         ---------------------------------
                                          William J. Coronado, Controller
                                          (Principal Accounting Officer)