Form 10-Q/A
period 1995-09-30
UNIVERSAL CORP /VA/
filed 1996-02-02
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                  AMENDMENT # 1

[ x ] Quarterly  Report  Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the Period Ended September 30, 1995

                                       OR

[ ] Transition  Report  Pursuant to Section 13 or 15 (d) of the  Securities
    Exchange Act of 1934

For the Transition Period From                          to


Commission file number  1-652

                              UNIVERSAL CORPORATION
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      VIRGINIA                                         54-0414210
---------------------                   --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

1501 North Hamilton Street, Richmond, Virginia                    23230
----------------------------------------------             --------------------
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


Common Stock, No par value-35,042,051 shares outstanding as of February 2, 1996

PART 1.

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

         In the first quarter of fiscal 1996, the Company made some minor structural changes in its U.S. tobacco operations. The $10 million of "Proceeds from minority investment in a subsidiary" in the Statement of Cash Flows represents cash proceeds from the issuance of stock in a newly formed subsidiary. The Company treated the issuance of these shares as an equity transaction and no gain or loss was recognized.


Results of Operations

         'Sales and Other Operating Revenues' increased $181 million or 27% in the quarter. Tobacco operations accounted for $159 million of the increases primarily due to increased domestic flue-cured and dark tobacco orders. The balance of the increase was attributable to the inclusion of Heuvelman, which was acquired in the second quarter last year, in lumber and building product operations.

         Gross profits in the quarter increased almost 10% to $104 million due to the acquisition of Heuvelman, which accounted for $6.7 million of the increase. The balance of the gross profit improvement was realized in domestic and dark tobacco operations. In the quarter the total volume of domestic tobacco purchased and processed was up over 40% primarily due to larger flue-cured marketings and increased orders from domestic and export customers; however, as expected, processing volumes for the Flue-cured Stabilization Cooperative (Pool) were down in the quarter, as crop surpluses have been reduced in the past year. The Pool is a grower cooperative which operates under the supervision of the U.S. Department of Agriculture (USDA) to provide price support to the U.S. flue-cured market. Crop quota and price support levels are set by the USDA in accordance with formulas established in legislation. When tobacco is not purchased at auction prices equal to or exceeding the support price levels, the Pool acquires the tobacco, which it then holds for resale until market conditions improve. The Pool contracts with tobacco dealers to process the tobacco so that it can be stored in a redried state. The volume of tobacco acquired by the Pool annually is dependent principally on the supply and demand for the crop and its quality. Charges for processing Pool tobacco are negotiated with tobacco dealers such as Universal Leaf. While the volume of Pool business fluctuates from year to year, revenues from the Pool in each of the past five fiscal years were not greater than 1% of consolidated tobacco revenues.

         Foreign tobacco operating profits improved $5.3 million in the quarter principally due to improved contributions from Central American and European operations. African tobacco results were lower due to old crop shipments carried over into the first quarter of last year. Similarly, Brazilian results were down in the quarter due to shipments delayed to subsequent quarters in the current fiscal year. The carryover of shipments in Africa in the preceding year and delay in Brazilian shipments in the current year were mandated by changes in customers' shipping schedules. Profits in dark air-cured tobacco rose on strong sales to the U.S. cigar industry, as worldwide consumption of cigars, and resulting demand for leaf, continues to increase. Lumber and building product operating profits were up approximately $2 million benefiting from the inclusion of Heuvelman, while some erosion of margins and volumes in regional outlets was more than offset by increased sales to the wholesale and professional markets. In late fiscal 1995 softwood prices began to decline due to high inventory levels in Western European markets. This led to increasing pressure on prices (20-year lows) and reduced margins. The erosion of softwood margins in the regional outlets was not material to the Company's consolidated results of operations. Subsequently inventory levels have been reduced; however strong competition continues in the building industry, and customers generally are only buying for their short-term needs. Recently the decline in softwood margins has stabilized. Lower purchase prices for raw lumber are expected to lead to improvement in softwood margins in the near term. Agri-product results in fiscal year 1996 benefited from improved market conditions for both tea and confectionery sunflower seeds.


Selling and General and Administrative Expenses' in the quarter increased by 1% compared to last year, reflecting the realization of benefits from restructuring efforts of the past two years. Interest expense was flat year-to-year as increased borrowing requirements related to higher volumes were offset by reductions in inventory carried over from the prior fiscal year. The higher effective tax rate in the prior fiscal year's first quarter was due to the lack of tax benefits on certain foreign subsidiaries' losses.

         The improved tobacco world supply and demand relationship is expected to lead to better results for the current fiscal year. Although there are factors beyond management's control, such as fiscal policies in Brazil, the Company's balance and strength in the major tobacco origins provides a firm base for growth. The Brazilian government has reduced inflation rates to 20-year lows through fiscal policies included in its Plano Real economic plan, which entails financial control of items such as interest rates and exchange rates. In addition, the Brazilian government exercises control over taxation, trade policies, foreign investment and banking. Although there have been benefits realized from enacting the Plano Real, the long term viability of the government's plan is dependent on various factors, including whether the current administration can continue to hold office in the future, the level of foreign currency reserves and the confidence of the Brazilian business sector. There were no significant changes in Brazil's fiscal policies during the quarter ended September 30, 1995, and none have been announced that would lead the Company to believe there would be a significant impact for the Company's fiscal year ending June 30, 1996.

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




Date: February 2, 1996                        UNIVERSAL CORPORATION
                                 -----------------------------------------------
                                                  (Registrant)



                                             / s / Hartwell H. Roper
                                 -----------------------------------------------
                                      Hartwell H. Roper, Vice President and
                                             Chief Financial Officer



                                            / s / William J. Coronado
                                 -----------------------------------------------
                                         William J. Coronado, Controller
                                         (Principal Accounting Officer)