Form 10-Q
period 1995-12-31
UNIVERSAL CORP /VA/
filed 1996-02-13
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ x ]  Quarterly Report Pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

For the Period Ended December 31, 1995

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

For the Transition Period From         to


Commission file number  1-652

                              UNIVERSAL CORPORATION
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      VIRGINIA                          54-0414210
---------------------               --------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
 incorporation or organization)

1501 North Hamilton Street, Richmond, Virginia                     23230
-----------------------------------------------            --------------------
    (Address of principal executive offices                      (Zip code)

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


Common Stock, No par value - 35,042,051 shares outstanding as of February 12, 1996

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
THREE AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994


                                                                      THREE MONTHS                      SIX MONTHS
                                                                  1995            1994             1995            1994
                                                             ------------------------------   ------------------------------
SALES AND OTHER OPERATING REVENUES                              $1,032,829        $969,532       $1,875,283      $1,630,947

COSTS AND EXPENSES
    Cost of goods sold                                             883,128         832,938        1,621,953       1,399,974
    Selling, general and administrative                             85,630          90,703          156,757         161,171
    Interest                                                        15,087          17,431           32,312          34,675
                                                             --------------   -------------   --------------  --------------
                                                                   983,845         941,072        1,811,022       1,595,820
                                                             --------------   -------------   --------------  --------------

INCOME BEFORE INCOME TAXES AND OTHER ITEMS                          48,984          28,460           64,261          35,127
    Income taxes                                                    19,903          10,742           25,709          14,041
    Minority interests                                               2,684           2,186            2,865           2,245
                                                             --------------   -------------   --------------  --------------

INCOME FROM CONSOLIDATED OPERATIONS                                 26,397          15,532           35,687          18,841
    Equity in net income (loss) of
        unconsolidated affiliates                                    1,006            (27)            1,905             643
                                                             --------------   -------------   --------------  --------------

NET INCOME                                                         $27,403         $15,505          $37,592         $19,484
                                                             --------------   -------------   --------------  --------------

EARNINGS PER COMMON SHARE
                                                                      $.78             $.44           $1.07           $.56
                                                             --------------   -------------   --------------  --------------


RETAINED EARNINGS - BEGINNING OF PERIOD                                                            $323,595        $332,626
Net income                                                                                           37,592          19,484
Cash dividends declared ($.505-1995;  $.49-1994)                                                   (17,693)        (17,162)
                                                                                              --------------  --------------
RETAINED EARNINGS - END OF PERIOD                                                                  $343,494        $334,948
                                                                                              --------------  --------------

AVERAGE COMMON SHARES OUTSTANDING                                                                35,032,284      35,005,823



UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                 December 31            June 30,
                                                                    1995                 1995
                                                               ---------------     ---------------
ASSETS


CURRENT
    Cash and cash equivalents                                        $147,741            $158,093
    Accounts and notes receivable                                     465,693             392,797
    Accounts receivable - unconsolidated affiliates                    11,235              13,230
    Inventories - at lower of cost or market:
        Tobacco                                                       649,888             458,964
         Lumber and building products                                 103,664             122,613
        Agri-products                                                  61,179              72,908
        Other                                                          13,482              11,988
    Prepaid income taxes                                                5,178               8,371
    Deferred income taxes                                               6,002               5,625
    Other current assets                                               12,160              17,764
                                                               ---------------     ---------------
        Total current assets                                        1,476,222           1,262,353

REAL ESTATE, PLANT AND EQUIPMENT - AT COST
    Land                                                               35,226              35,631
    Buildings                                                         215,203             211,146
    Machinery and equipment                                           415,869             405,029
                                                               ---------------     ---------------
                                                                      666,298             651,806
        Less accumulated depreciation                                 335,465             317,365
                                                               ---------------     ---------------
                                                                      330,833             334,441

OTHER ASSETS
    Goodwill                                                          125,240             127,501
    Other intangibles                                                  30,527              21,759
    Investments in unconsolidated affiliates                           28,113              23,433
    Deferred income taxes                                              12,258               7,832
    Other noncurrent assets                                            46,398              30,646
                                                               ---------------     ---------------
                                                                      242,536             211,171
                                                               ---------------     ---------------

                                                                   $2,049,591          $1,807,965
                                                               ---------------     ---------------


Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                                              December 31,          June 30,
                                                                    1995                1995
                                                               ---------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
    Notes payable and overdrafts                                   $637,139            $651,140
    Accounts payable                                                239,189             221,574
    Accounts payable - unconsolidated affiliates                      3,007               6,976
    Customer advances and deposits                                  274,954              46,443
    Accrued compensation                                             15,026              18,286
    Income taxes payable                                             22,440              21,745
    Current portion long-term obligations                            43,162              31,476
                                                               ---------------     ---------------
        Total current liabilities                                 1,234,917             997,640

LONG - TERM OBLIGATIONS                                             266,752             284,948

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                          47,259              48,007

OTHER LONG - TERM LIABILITIES                                        49,565              52,962

DEFERRED INCOME TAXES                                                17,533              17,211

MINORITY INTERESTS                                                   26,588              17,238

SHAREHOLDERS' EQUITY
    Preferred stock $100 par, 8% cumulative,  authorized
     75,000 shares, issued and outstanding 4 shares
    Additional preferred stock, no par value, authorized
        5,000,000 shares, none issued or outstanding
    Common stock, no par value, authorized 50,000,000
        shares, issued and outstanding 35,042,051 shares
        (35,030,314 at June 30, 1995)                                75,929              75,749
    Retained earnings                                               343,494             323,595
    Foreign currency translation adjustments                       (12,446)             (9,385)
                                                               ---------------     ---------------
        Total shareholders' equity                                  406,977             389,959
                                                               ---------------     ---------------

                                                                 $2,049,591          $1,807,965
                                                               ---------------     ---------------





UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994



                                                                             1995              1994
                                                                         ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $37,592           $19,484
    Adjustments to reconcile net income to net cash provided
        by operating activities                                               22,200            27,000
    Changes in operating assets and liabilities net of effects from
        purchase of businesses                                               (4,594)          (124,435)
                                                                         ------------     -------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIEs                   55,198           (77,951)
                                                                         ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                (17,700)          (16,500)
    Purchase of businesses (net of cash acquired)                            (17,600)          (60,600)
    Other                                                                     (2,300)            2,100
                                                                          ------------     -------------

        NET CASH USED IN INVESTING ACTIVITIES                                (37,600)          (75,000)
                                                                          ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt - net                            (15,000)           65,000
    Repayment of long-term debt                                              (21,800)
    Issuance of long-term debt                                                16,300             6,700
    Proceeds from minority investment in a subsidiary                         10,000
    Issuance of common stock                                                      50               200
    Dividends paid                                                           (17,500)          (16,800)
                                                                          ------------     -------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (27,950)           55,100
                                                                          ------------     -------------

Net decrease in cash and cash equivalents                                    (10,352)          (97,851)
Cash and cash equivalents at beginning of period                             158,093           166,820
                                                                          ------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $147,741           $68,969
                                                                          ------------     -------------


UNIVERSAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

All figures contained herein are unaudited and stated in thousands of dollars

1) The Company's operating segments of domestic and foreign tobacco, lumber and building products and agri-products are seasonal by nature. Therefore, the results of operations for the six-month period ended December 31, 1995 are not necessarily indicative of results to be expected for the year ending June 30, 1996. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.

2) The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At December 31, 1995, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $3 million. Other contingent liabilities approximate $53 million and relate principally to Common Market guarantees. The Company considers the possibility of loss on any of these guarantees to be remote.

3) Effective in fiscal year 1995, the Company consolidated the results of African operations previously accounted for under the equity or cost methods of accounting. Financial data for the prior year's second quarter and six months has been restated to reflect the consolidation. Before the effects of the consolidation, reported consolidated net income for the quarter and six months ended December 31, 1994 was $14.9 million or $.43 per share and $20.8 million or $.59 per share, respectively.

4) The Company recognized in June 1995 a pre-tax restructuring charge of $15.6 million related to the consolidation of certain tobacco operations and a reduction in the number of employees. The charge included $7.2 million for the expected costs of severance payments related to approximately 200 employees throughout the Company. The non-severance portion of the charge was for the write-down of fixed assets in operations consolidated ($3.7 million), and other nonoperating restructuring costs ($1.7 million). As of December 31, 1995, cash payments of $6 million had been made, approximately half of which was for the termination of leases and the balance to cover severance costs of 75 employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Working capital at December 31, 1995, was $241 million compared to $265 million at June 30, 1995. The decline in working capital was accounted for by increases in current assets of $214 million offset by an increase in current liabilities of $237 million. The most significant increases related to inventory (up $191 million) and customer advances (up $229 million) in the Company's tobacco operations. Within the U.S., tobacco working capital needs are normally at their lowest point at June 30. Domestic tobacco balances at December 31, generally reflect current U.S. burley crop purchases and processing activity, and any unshipped current year flue-cured crop. This increases inventories which are funded by notes payable and customer advances. Generally the Company does not purchase tobacco in the United States on a speculative basis; thus the increase in inventory represents tobacco that has been committed to customers.

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

         The liquidity and capital resources of the Company at December 31, 1995 remain adequate. Over the past two years the Company has announced restructuring plans related to the consolidation of certain tobacco operations and a reduction in the number of employees. These efforts have led to increased efficiency and streamlined operations. Through the six months ended December 31, 1995, approximately $3 million of severance payments related to the fiscal year 1995 restructuring had been paid.

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

         In December 1995, the Company's Board of Directors authorized the execution and filing of a registration statement for the purpose of registering $200 million of debt securities of the Company for sale from time to time. In February 1996 the Company plans to sell $100 million of notes to provide long-term funding to repay long-term debt, which will mature over the next 18 months. Pending such use, the net proceeds from the sale will be used to repay a portion of the Company's short-term bank debt.

Results of Operations

         'Sales and Other Operating Revenues' increased $63 million or 6.5% in the quarter and $244 million or 15% year-to-date. Tobacco operations accounted for 70% of the year-to-date increase while agri-products, and lumber and building products accounted for over 75% of the increase in the quarter. The six-month tobacco revenues in the current fiscal year reflect the increase in domestic and dark tobacco orders. The revenue increase in the quarter related to lumber and building products was due to the inclusion of Heuvelman, a softwood distributor acquired last year, for the entire quarter in the current year compared to a portion in the prior fiscal year's quarter.

         Gross profits in the quarter increased $13 million to $150 million and increased year-to-date $22 million to $253 million. In the quarter and six month periods the aforementioned acquisition of Heuvelman, accounted for $4 million and $11 million of the increases respectively. The balance of the gross profit improvement was realized in tobacco operations. In the United States the volumes of flue-cured and burley tobacco bought and processed were up in both the quarter and the six-month period due to an increase in marketings and orders from domestic and export customers. Foreign tobacco gross profits in the quarter increased primarily because of improving market conditions and because the quarter ended December 31, 1994 included approximately $2.7 million of inventory write-downs due to sharply depressed economic conditions in Eastern Europe which led to reduced sales activity in the region. Although lumber and building product gross profits benefited from the inclusion of Heuvelman for the full period, the gross profit percentages in the quarter and six-month period continued to lag those of last year. In late fiscal 1995 softwood prices began to decline due to high inventory levels in Western European markets. This led to increasing pressure on prices (20-year lows) and reduced margins. In the second quarter of fiscal year 1996, inventory levels were reduced and the decline in softwood prices has stabilized. Lower purchase prices for raw lumber are expected to lead to improvement in softwood margins in the near term.
Agri-product gross profits were down slightly in the quarter and six-month periods.

         'Selling and General and Administrative Expenses' decreased $5.1 million in the quarter and $4.4 million for the six months primarily due to a $3.8 million provision against Eastern European customer obligations that was included in the second quarter last year. In addition the Company has begun to realize the benefits of its restructuring efforts initiated over the past two years.

         The improved tobacco world supply and demand relationship is expected to lead to better results for the current fiscal year. Although there are factors beyond management's control, such as fiscal policies in Brazil, the Company's balance and strength in the major tobacco origins provides a firm base for growth. The Brazilian government has reduced inflation rates to 20-year lows through fiscal policies included in its Plano Real economic plan, which entails financial control of items such as interest rates and exchange rates. In addition, the Brazilian government exercises control over taxation, trade policies, foreign investment and banking. Although there have been benefits realized from enacting the Plano Real, export industries have been adversely impacted. The long-term viability of the government's plan is dependent on various factors, including whether the current administration can continue to hold office in the future, the level of foreign currency reserves and the confidence of the Brazilian business sector. There were no significant changes in Brazil's fiscal policies during the six months ended December 31, 1995, and none have been announced that would lead the Company to believe there would be a significant impact for the Company's fiscal year ending June 30, 1996.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12       Ratio of Earnings to Fixed Charges


(b)      Reports on Form 8-K

         None filed for the quarter ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: February 12, 1996                 UNIVERSAL CORPORATION
                           ------------------------------------------------
                                            (Registrant)



                                       / s / Hartwell H. Roper
                           ------------------------------------------------
                                Hartwell H. Roper, Vice President and
                                       Chief Financial Officer



                                      / s / William J. Coronado
                           ------------------------------------------------
                                   William J. Coronado, Controller
                                   (Principal Accounting Officer)