Form 10-Q
period 1996-03-31
UNIVERSAL CORP /VA/
filed 1996-05-13
CIK 102037

Page 1 of 18


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 1996

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


Common Stock, No par value - 35,042,051 shares outstanding as of May 13, 1996

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Nine Months Ended March 31, 1996 and 1995

                                                                      Three Months                      Nine Months
                                                                  1996            1995             1996            1995
                                                             ------------------------------   ------------------------------
Sales and other operating revenues                                $942,587        $991,270       $2,817,870      $2,622,217

Costs and expenses
    Cost of goods sold                                             803,056         867,411        2,425,009       2,267,385
    Selling, general and administrative                             85,925          76,329          242,682         237,500
    Interest                                                        19,474          20,541           51,786          55,216
                                                             --------------   -------------   --------------  --------------
                                                                   908,455         964,281        2,719,477       2,560,101
                                                             --------------   -------------   --------------  --------------

Income before income taxes and other items                          34,132          26,989           98,393          62,116
    Income taxes                                                    13,639          10,090           39,348          24,131
    Minority interests                                               2,752           4,013            5,617           6,258
                                                             --------------   -------------   --------------  --------------

Income from consolidated operations                                 17,741          12,886           53,428          31,727
    Equity in net income (loss) of
        unconsolidated affiliates                                      686           (657)            2,591            (14)
                                                             --------------   -------------   --------------  --------------

Net income                                                         $18,427         $12,229          $56,019         $31,713
                                                             ==============   =============   ==============  ==============

Earnings per common share
                                                                      $.53            $.35            $1.60            $.91
                                                             ==============   =============   ==============  ==============


Retained earnings - Beginning of period                                                            $323,595        $332,626
Net income                                                                                           56,019          31,713
Cash dividends declared ($.76-1996;  $.74-1995)                                                     (26,629)        (25,918)
                                                                                              --------------  --------------
Retained earnings - End of period                                                                  $352,985        $338,421
                                                                                              ==============  ==============

Average common shares outstanding                                                                35,035,516      35,009,358

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,            June 30,
                                                                                               1996                1995
                                                                                         ---------------     ---------------
ASSETS
Current
    Cash and cash equivalents                                                                  $175,305            $158,093
    Accounts and notes receivable                                                               530,864             392,797
    Accounts receivable - unconsolidated affiliates                                              18,270              13,230
    Inventories - at lower of cost or market:
        Tobacco                                                                                 494,580             458,964
         Lumber and building products                                                           109,174             122,613
        Agri-products                                                                            67,320              72,908
        Other                                                                                    15,124              11,988
    Prepaid income taxes                                                                          1,744               8,371
    Deferred income taxes                                                                         6,000               5,625
    Other current assets                                                                         10,365              17,764
                                                                                         ---------------     ---------------
        Total current assets                                                                  1,428,746           1,262,353

Real estate, plant and equipment - at cost
    Land                                                                                         33,148              35,631
    Buildings                                                                                   215,732             211,146
    Machinery and equipment                                                                     421,214             405,029
                                                                                         ---------------     ---------------
                                                                                                670,094             651,806
        Less accumulated depreciation                                                           341,505             317,365
                                                                                         ---------------     ---------------
                                                                                                328,589             334,441

Other assets
    Goodwill                                                                                    123,743             127,501
    Other intangibles                                                                            28,199              21,759
    Investments in unconsolidated affiliates                                                     28,352              23,433
    Deferred income taxes                                                                        19,271               7,832
    Other noncurrent assets                                                                      47,715              30,646
                                                                                         ---------------     ---------------
                                                                                                247,280             211,171
                                                                                         ---------------     ---------------

                                                                                             $2,004,615          $1,807,965
                                                                                         ===============     ===============

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,           June 30,
                                                                                               1996                1995
                                                                                         ---------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                                                                521,913            $651,140
    Commercial paper                                                                             50,000
    Accounts payable                                                                            247,770             221,574
    Accounts payable - unconsolidated affiliates                                                  7,890               6,976
    Customer advances and deposits                                                              182,117              46,443
    Accrued compensation                                                                         13,312              18,286
    Income taxes payable                                                                         23,936              21,745
    Current portion long-term obligations                                                        91,734              31,476
                                                                                         ---------------     ---------------
        Total current liabilities                                                             1,138,672             997,640

Long - term obligations                                                                         313,445             284,948

Postretirement benefits other than pensions                                                      46,885              48,007

Other long - term liabilities                                                                    49,984              52,962

Deferred income taxes                                                                            15,024              17,211

Minority interests                                                                               29,017              17,238

Shareholders' equity
    Preferred stock $100 par, 8% cumulative,  authorized  75,000 shares,  issued and outstanding 4 shares
    Additional preferred stock, no par value, authorized
        5,000,000 shares, none issued or outstanding
    Common stock, no par value, authorized 50,000,000
        shares, issued and outstanding 35,042,051 shares
        (35,030,314 at June 30, 1995)                                                            75,929              75,749
    Retained earnings                                                                           352,985             323,595
    Foreign currency translation adjustments                                                   (17,326)             (9,385)
                                                                                         ---------------     ---------------
        Total shareholders' equity                                                              411,588             389,959
                                                                                         ---------------     ---------------

                                                                                             $2,004,615          $1,807,965
                                                                                         ===============     ===============

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 1996 and 1995

                                                                                                  1996              1995
                                                                                              ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                    $56,019           $31,713
    Adjustments to reconcile net income to net cash provided
        by operating activities                                                                    34,600            41,800
    Changes in operating assets and liabilities net of effects from
        purchase of businesses                                                                    (21,257)          (72,352)
                                                                                              ------------     -------------

        Net cash provided by operating activities                                                  69,362             1,161
                                                                                              ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                                     (25,500)          (22,900)
    Purchase of businesses (net of cash acquired)                                                 (17,600)          (60,800)
    Other                                                                                          (2,100)            1,500
                                                                                              ------------     -------------

        Net cash used in investing activities                                                     (45,200)          (82,200)
                                                                                              ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of short-term debt - net                                                            (80,300)             (900)
    Repayment of long-term debt                                                                   (27,400)
    Issuance of long-term debt                                                                    117,200             6,800
    Proceeds from minority investment in a subsidiary                                              10,000
    Issuance of common stock                                                                           50               200
    Dividends paid                                                                                (26,500)          (25,600)
                                                                                              ------------     -------------

        Net cash used in financing activities                                                      (6,950)          (19,500)
                                                                                              ------------     -------------

Net increase (decrease) in cash and cash equivalents                                               17,212          (100,539)
Cash and cash equivalents at beginning of period                                                  158,093           166,820
                                                                                              ------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $175,305           $66,281
                                                                                              ============     =============

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996

All figures contained herein are unaudited and stated in thousands of dollars

1) The Company's operating segments of domestic and foreign tobacco, lumber and building products and agri-products are seasonal by nature. Therefore, the results of operations for the nine-month period ended March 31, 1996 are not necessarily indicative of results to be expected for the year ending June 30, 1996. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.

2) The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At March 31, 1996, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $3 million. Other contingent liabilities approximate $53 million and relate principally to Common Market guarantees. The Company considers the possibility of loss on any of these guarantees to be remote.

3) Effective in fiscal year 1995, the Company consolidated the results of African operations previously accounted for under the equity or cost methods of accounting. Financial data for the prior year's third quarter and nine months has been restated to reflect the consolidation. Before the effects of the consolidation, reported consolidated net income for the quarter and nine months ended March 31, 1995 was $10.3 million or $.29 per share and $31.1 million or $.89 per share, respectively.

4) The Company recognized in June 1995 a pre-tax restructuring charge of $15.6 million related to the consolidation of certain tobacco operations and a reduction in the number of employees. The charge included $7.2 million for the expected costs of severance payments related to approximately 200 employees throughout the Company. The non-severance portion of the charge was for the write-down of fixed assets in operations consolidated ($3.7 million), and other nonoperating restructuring costs ($1.7 million). As of March 31, 1996, cash payments of approximately $7.5 million had been made, $3.3 million of which was for the termination of leases and the balance to cover severance costs of 170 employees.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Working capital at March 31, 1996, was $290 million compared to $265 million at June 30, 1995. The increase in working capital was accounted for by increases in current assets of $166 million and an increase in current liabilities of $141 million. The most significant increases were accounted for by accounts and notes receivable (up $138 million) and customer advances (up $136 million). These increases primarily relate to the Company's tobacco operations. Within the U.S., tobacco working capital needs are normally at their lowest point at June 30, while the third quarter of the fiscal year includes working capital requirements related to finalization of the current year's flue-cured and burley crops. In addition, foreign tobacco operations have advanced funds to farmers for fertilizer and seeds. The increase in customer advances at March 31 reflects domestic tobacco customer prepayments for the purchase of tobacco to be shipped in the near term. The Company has continued to invest advances for the purchase of the Brazilian crop as described in the Company's 1995 Annual Report to Shareholders. The consolidated balance sheet at March 31, 1996 includes approximately $100 million of such investments. Earnings from such investment vehicles has been less than 7% of consolidated pre-tax earnings for the nine months ended March 31, 1996. At June 30, 1996, the Company expects that all such funds will have been utilized for crop purchases.

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

         The liquidity and capital resources of the Company at March 31, 1996 remain adequate. Over the past two years the Company has announced restructuring plans related to the consolidation of certain tobacco operations and a reduction in the number of employees. These efforts have led to increased efficiency and streamlined operations. Through the nine months ended March 31, 1996, approximately $4.4 million of severance payments related to the fiscal year 1995 restructuring had been paid.

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

         In February 1996 the Company sold $100 million of 6.5% ten-year notes, in the public market, to provide long-term funding to repay long-term debt, as it matures over the next 12 - 15 months. The net proceeds were used initially to repay a portion of the Company's short-term bank debt and commercial paper.

Results of Operations

         'Sales and Other Operating Revenues' decreased $49 million or 5% in the quarter and increased $196 million or 7.5% year-to-date. In the quarter, tobacco operations accounted for the majority of the decline as the U.S. burley crop was greatly reduced by adverse weather. For the nine-month period, tobacco revenues accounted for $106 million of the consolidated increase. The balance can be attributed to lumber and building product operations which were up $87 million. The revenue increase year-to-date related to lumber & building products was due to a combination of a stronger Dutch guilder vis-a-vis the U.S. dollar, and the inclusion of Heuvelman, a softwood distributor acquired last year, for the entire current year period versus four months reported in the prior fiscal year.

         Gross profits in the quarter increased $15.6 million to $140 million and increased year-to-date $38.1 million to $393 million. The majority of the gross profit improvement in both periods was realized in tobacco operations. In the United States the volumes of flue-cured tobacco bought and processed were up year-to-date. In addition, foreign tobacco gross profits for the nine months improved. Fiscal 1995 results included writedowns of $3.9 million related to dark tobacco operations, in the quarter and an additional $2.7 million year-to-date as a result of sharply depressed economic conditions in Eastern Europe which led to reduced sales activity in the region. Year-to-date lumber and building product gross profits benefited from the inclusion of Heuvelman for the full period, while gross profits in the quarter improved slightly. Late last year softwood prices began to decline due to over production in supplying countries and high inventory levels in Western European markets. This led to increasing pressure on prices and reduced margins. Margins remained depressed due to a sharp decline in European construction activity caused by severe winter weather. Lower purchase prices for raw lumber, and the advent of spring are expected to lead to increased construction activity and an improvement in softwood margins in fiscal 1997. Agri-product gross profits were down slightly in the quarter and nine-month periods.

         'Selling and General and Administrative Expenses' in the quarter increased 12.5% in the quarter due to higher costs related to lumber and building products related to a stronger guilder and costs of servicing tobacco contracts. The increase was partially offset in the nine months due to the inclusion of a $3.8 million provision related to Eastern European customers last year. Interest expense was down in the current year due to lower average borrowing rates.

         The outlook for the remainder of the year is positive and prospects for next year appear favorable. The Brazilian market has opened and even though the operating environment remains difficult, the current crop is selling well and better results are expected. The African markets are just opening and good demand and larger volumes are expected. Planting has begun in the United States and, if weather conditions are favorable, larger leaf volumes are expected to be handled in the upcoming fiscal year. The improvement in overall market conditions and the increased operating efficiencies achieved should continue to benefit the Company. Although there are factors beyond management's control, such as fiscal policies in Brazil, the Company's balance and strength in the major tobacco origins provides a firm base for growth. The Brazilian government has reduced inflation rates to 20-year lows through fiscal policies included in its Plano Real economic plan, which entails financial control of items such as interest rates and exchange rates. In addition, the Brazilian government exercises control over taxation, trade policies, foreign investment and banking. Although there have been benefits realized from enacting the Plano Real, the long-term viability of the government's plan is dependent on various factors, including whether the current administration can continue to hold office, the level of foreign currency reserves, and the confidence of the Brazilian business sector. There were no significant changes in Brazil's fiscal policies during the quarter ended March 31, 1996, and none have been announced that would lead the Company to believe there would be a significant impact for the Company's fiscal year ending June 30, 1996.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.2      By-laws as amended February 13, 1996

         12       Ratio of Earnings to Fixed Charges


(b)      Reports on Form 8-K

         Form 8-K filed on February 20, 1996. The form describes an event on February 14, 1996, in which Universal Corporation entered into an Underwriting Agreement and a Terms Agreement with Dillon, Read & Co. Inc. and Wheat, First Securities, Inc. for the public offering of $100,000,000 aggregate principal amount of its 6 1/2% Notes Due February 15, 2006. On February 20, 1996, the 6 1/2% Notes were issued pursuant to an Indenture dated as of February 1, 1991 between Universal Corporation and Chemical Bank, as Trustee, and an Officers' Certificate dated as of February 20, 1996.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 13, 1996                          UNIVERSAL CORPORATION
                                    ------------------------------------
                                                (Registrant)



                                           / s / Hartwell H. Roper
                                    ------------------------------------
                                    Hartwell H. Roper, Vice President and
                                           Chief Financial Officer



                                          / s / William J. Coronado
                                    ------------------------------------
                                       William J. Coronado, Controller
                                       (Principal Accounting Officer)