Form 10-K
period 1996-06-30
UNIVERSAL CORP /VA/
filed 1996-09-20
CIK 102037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended  June 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______  to ______

Commission file number  1-652

                              UNIVERSAL CORPORATION
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 VIRGINIA                                 54-0414210
- ------------------------------------------------  ---------------------------
  (State or other jurisdiction of incorporation   (I.R.S. Employer Identifica-
                 or organization)                         tion Number)

1501 North Hamilton Street, Richmond, Virginia                23230
- ------------------------------------------------   --------------------------
      (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code (804) 359-9311

Securities registered pursuant to Section 12(b) of the Act:

                             Name of each exchange       Outstanding Shares
Title of each class          on which registered        at September 17, 1996
- ------------------------     ---------------------      ----------------------

Common Stock, no par value          New York                 35,056,357
- ----------------------------  ---------------------     --------------------


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by "X" mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                       ---

Indicate by "X" mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes____ No X
                     -----

The aggregate market value of Registrant's voting stock held by non-affiliates was $952,000,000 at September 17, 1996.

                     INFORMATION INCORPORATED BY REFERENCE

Certain information in the September 18, 1996 Proxy Statement for the Annual Meeting of Shareholders of Registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS

A.      The Company

Universal Corporation (which together with its subsidiaries is referred to herein as "Universal" or the "Company") is the world's largest independent leaf tobacco merchant and has additional operations in agri-products and the distribution of lumber and building products. Universal's tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended June 30, 1996, such operations accounted for 71% of revenues and 83% of operating profits. Its agri-products and lumber and building products operations accounted for 13% and 16% of revenues and 6% and 11% of operating profits, respectively, during the same period. See Note 4 to Consolidated Financial Statements for additional business segment and geographical information.

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

The Company's sales are predominantly flue-cured and burley tobaccos that, along with oriental tobaccos, are the major ingredients in American blend cigarettes. American blend cigarettes are mild in taste in comparison to the harsher and stronger cigarettes smoked in most of the world outside of the United States and contain less tar and nicotine. Over the last decade, American-blend cigarettes have gained market share in many foreign markets, including those in Asia, Europe, and the Middle East, and the demand for flue-cured and burley tobaccos has risen accordingly.

Timely and efficient processing of leaf tobacco is a service of continuing importance to the Company's customers, the tobacco product manufacturers, as the quality of the Company's finished product substantially affects the cost and quality of the manufacturer's production. The Company's processing includes grading in the factories, blending, separation of leaf lamina from the stems and packing to precise moisture targets for proper aging. To accomplish these tasks according to exacting customer specifications requires considerable skill and investment in plants and machinery.

Universal estimates that in fiscal 1996 it purchased or processed nearly 40% of the flue-cured and burley tobacco produced in the aggregate in the United States, Brazil, Zimbabwe and Malawi. In addition, Universal maintains a presence, and in certain cases a leading presence, in virtually all other tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its broad market presence, its development of processing equipment and technologies, its financial position and its ability to meet customer demand through internal growth and selected acquisitions.

Universal has a leading position in worldwide dark tobacco markets. Its operations are located in the major producing countries (i.e., the United States, the Dominican Republic, Indonesia and northern Brazil) and other markets. These types of tobacco are typically used for cigars and smokeless tobacco products. After decades of sales volume declines, the cigar industry has experienced recent growth particularly in the premium segment of the market.

Although consumption of cigarettes in the United States increased 1% in 1995, the consumption of cigarettes generally has decreased in the U.S. and certain industrialized countries in recent years and may continue to do so in the future. However, consumption in many developing countries has increased and as a result of the elimination of trade barriers in Far Eastern markets and the opening of markets in Eastern and Central Europe, a significant number of the world's tobacco markets are more open to trade as compared to ten years ago.

Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking, restrictions on the use of tobacco products in public places and in advertising, and increases in sales and excise taxes have all had some adverse effect upon cigarette sales in the U.S. and in certain foreign countries. The U. S. Environmental Protection Agency has classified environmental tobacco smoke as a "Group A" ("known human") carcinogen, which action has been challenged in court by the Company and others. The U.S. Occupational Safety and Health Administration has proposed a standard on indoor air quality, which if adopted, would substantially limit smoking in the workplace. Legislation has been proposed at the Federal level and in a number of states to increase the excise tax on cigarettes. The U.S. Food and Drug Administration ("FDA") is proposing to regulate nicotine as a drug and to sharply restrict cigarette advertising and promotion in an effort to deter smoking by minors. The FDA efforts have been challenged in the courts. Numerous other legislative and regulatory anti-smoking measures have also been proposed at the federal, state and local levels. It is not possible to predict what, if any, governmental legislation or regulations will be adopted related to tobacco or smoking. However, if any or all of the foregoing were to be implemented, the Company's operating revenues and operating income could be adversely impacted in amounts that cannot be determined.

Litigation seeking damages for health problems and nicotine addiction alleged to have resulted from the use of tobacco is pending against the leading United States manufacturers of consumer tobacco products. Several U.S. states have filed lawsuits against the cigarette manufacturers seeking reimbursement of Medicaid and other expenditures claimed to have been made by such states to treat diseases allegedly caused by cigarette smoking. It is not possible to predict the outcome of such litigation or what effect adverse determinations against the manufacturers might have on the business of the Company.

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

From time to time, the Company processes and stores tobacco acquired by the flue-cured and burley stabilization cooperatives under the federal price support program. The Company derives fees for such services, particularly in years when a substantial portion of the domestic tobacco crop is acquired by such cooperatives under the program. While the volume of such business fluctuates from year to year, revenues from this business in each of the past five years were not greater than 1% of consolidated tobacco revenues.

Foreign Tobacco Business

Universal's business of selecting, buying, shipping, processing, packing, storing, financing, and selling tobacco is, in addition to its domestic operations, conducted in varying degrees in Argentina, Belgium, Brazil, Canada, Colombia, the Dominican Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People's Republic of China, the Philippines, Poland, the Republics of the former Soviet Union, Spain, Switzerland, Tanzania, Thailand, Turkey, Uganda, the United Kingdom, Zambia and Zimbabwe.

In a number of countries, including Brazil, Hungary, Italy and Mexico, Universal contracts directly with tobacco farmers, in some cases before harvest, and thereby takes the risk that the delivered quality and quantity will meet market requirements. The price may be set by negotiation with farmers' groups or with agencies of the local government. In some countries Universal also provides agronomy services and advances for seed, fertilizer and other supplies. Tobacco in Zimbabwe, Malawi and Canada, and to a certain extent in India, is purchased under an auction system.

The Company has made substantial capital investments in Brazil and in Africa and the profitability of these operations can materially affect the Company's tobacco operating profits. The Company has installed a state-of-the-art blending facility in one of its processing facilities in Italy as part of an ongoing strategy to offer additional services to cigarette manufacturers. See "Properties."

Sales to foreign customers are made by Universal's sales force and through the use of commissioned agents. Most foreign customers are long-established firms or government monopolies.

Universal's foreign operations are subject to the usual international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls and currency fluctuations. During the tobacco season in many of the countries enumerated above, Universal has advanced substantial sums, has guaranteed local loans or has guaranteed lines of credit in substantial amounts for the purchase of tobacco. Most tobacco sales are denominated in U.S. dollars, thus to an extent, limiting the Company's currency risk.

Recent Developments and Trends

For recent developments and trends in the Company's tobacco business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Universal normally operates its processing plants for approximately seven to nine months of the year. It purchases most of the tobacco which it redries and packs in the U.S. in the eight-month period, July through February. During this period, inventories of green tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly short-term notes payable to banks, commercial paper and customer advances are a means of financing this expansion of current assets and normally reach their peaks in this period. At the end of the Company's fiscal year (June 30), these seasonal expansions in the United States are normally not reflected in the components of working capital. Seasonal expansions are reflected at that time, however, for Universal's operations in South America, Africa, Italy and Mexico.

Customers

A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have an adverse effect on the Company. The Company has long-term contracts (which under certain circumstances may be amended or terminated) with a few of these customers, and, while there are no formal continuing contracts with the others, the Company has done business with each of its major customers for over 40 years. For the year ended June 30, 1996, tobacco sales to Philip Morris Companies, Inc. accounted for greater than 10% of consolidated revenues. See Note 12 to Consolidated Financial Statements. Five other customers accounted for approximately 14%.

Universal had orders from customers in excess of approximately $400 million for its tobacco inventories at June 30, 1996. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the fiscal year ending June 30, 1997. Typically, delays in the delivery of orders result from changing customer requirements. Orders from customers at June 30, 1995, were in excess of approximately $350 million, of which over 90% was delivered in the following fiscal year. The level of purchase commitments for tobacco fluctuates from period to period and is significant only to the extent that it reflects short-term changes in demand for redried tobacco.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the price charged for products and services as well as the firm's ability to meet customer specifications in the buying, processing, and financing of tobacco. Universal has many processing plants equipped with the latest technology and a world-wide buying organization of tobacco specialists which, management believes, give it a competitive edge. See "Properties." Competition varies depending on the market or country involved. Normally, there are from five to seven buyers on each of the United States flue-cured and burley markets. The number of competitors in foreign markets varies from country to country, but there is competition in all areas to buy the available tobacco. The principal competitors in the industry that do not manufacture consumer tobacco products and that compete with the Company on the United States markets and on foreign markets are as follows: DiMon Incorporated, Export Leaf Tobacco Company, Standard Commercial Corporation and Intabex Holding Worldwide S.A.. Of the significant competitors in the United States that are not also manufacturers, Universal believes that it ranks first in total U.S. market share and also first in worldwide market share.

C.      Description of Agri-Products Business

The Company's agri-products business involves the selecting, buying, shipping, processing, storing, financing, distribution, importing and exporting of a number of products including tea, rubber, sunflower seeds, nuts, dried fruit, canned meats, spices and seasonings. During the fiscal year, the Company formed a joint venture with COSUN (a Dutch sugar cooperative) in which the companies merged their spices activities. This joint venture is the market leader in the industrial spice market in the Benelux.

The emphasis of the Company's agri-products business is on value-adding activities and/or trading of physical products in markets where a service can be performed in the supply system from the countries of origin to the consuming industries. In a number of countries, long-standing sourcing arrangements for certain products or value-adding activities through modern processing facilities (tea, spices and sunflower seeds) contribute to the stability and profitability of the business. Traders are subject to strict trading limits to minimize risks and allow effective management control. Seasonal effects on trading are limited.

The Company provides various products to numerous large and small customers in the food and food packaging industry and in the rubber and tire manufacturing industry. Generally, there are no formal continuing contracts with these customers, although business relationships may be long standing. No single customer accounts for 10% or more of the Company's consolidated agri-products revenues.

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

For recent developments and trends in the Company's agri-products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

D.      Description of Lumber and Building Products Business

The Company is engaged in the lumber and building products distribution business in the Netherlands and Belgium. The majority of lumber products are sourced outside the Netherlands, principally in North America, Scandinavia, Eastern and Western Europe, and the Far East.

The lumber and building products business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. The business is also subject to exchange risks and other normal market and operational risks associated with lumber operations centered in Europe including general economic conditions in the countries where the Company is located and related trends in the building and construction industries.

The Company's sales activities in this segment are conducted through three business units: regional sales, wholesale/do-it-yourself (DIY) sales and industrial sales. The regional sales unit distributes and sells lumber and related building products through a network of regional outlets, mainly to the building and construction market. The wholesale/DIY business unit supplies timber merchants and DIY chains with a wide range of timber related products including panel products and doors. The industrial sales unit consists mainly of Heuvelman, a premier softwood distributor of value-added products to the construction industry.

The Company carries inventories to meet customers' demands for prompt delivery. The level of inventories is based on a balance between providing service and continuity of supply to customers and achieving the highest possible turnover. It is traditional business practice in this industry to insure accounts and notes receivable against uncollectibility. The Company generally does not provide extended payment terms to its customers. No single customer accounts for 10% or more of the Company's consolidated lumber and building products revenues.

The Company's lumber and building products sales accounted for approximately 20% of the total market volume for the Netherlands, which is slightly above the market share of its largest competitor, Pont-Meyer N.V. Ten additional competitors account for approximately 20% to 30% of the market share and the balance is held by approximately 200 smaller competitors. The primary factors of competition are quality and price, product range, and speed and reliability of logistic systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system, and its efficient logistics give it a competitive advantage in the Netherlands. The Company's share of the highly fragmented Belgium lumber and building products market is approximately 3%.

For recent developments and trends in the Company's lumber and building products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

E.      Employees

The Company employed approximately 30,000 employees throughout the world during the fiscal year ended June 30, 1996. This figure is estimated because many of the non-salaried personnel are seasonal employees.

Universal believes that in the United States approximately 1,300 of the non-salaried employees of its consolidated tobacco subsidiaries are represented by unions. Most of these are seasonal employees. The Company's labor relations have been good.

F.      Research and Development

No material amounts were expended for research and development during the fiscal years ended June 30, 1996, 1995, and 1994.

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

In its domestic tobacco processing operations, Universal owns six large, modern, high volume plants which have the capacity to thresh, separate, grade and redry tobacco. Four of these plants are located in North Carolina (Wilson, Henderson, Rocky Mount and Smithfield), one plant is in Danville, Virginia, and one plant is in Lexington, Kentucky. The Henderson plant has a production capacity of over 140 million pounds of green tobacco and 500,000 square feet of floor space. The Wilson plant has approximately 500,000 square feet of floor space and a production capacity of over 130 million pounds of green tobacco. The remaining four plants each have a floor space of 300,000 to 400,000 square feet and an average annual production capacity of over 100 million pounds of green tobacco. Universal also owns a processing facility in Dinwiddie County, Virginia with 250,000 square feet of floor space.

Processing plants in the following foreign locations are used in the Company's tobacco operations: a large processing plant in Canada; one large processing plant and one smaller plant in Malawi; three large processing plants in Italy; three plants in Zimbabwe; and plants in Hungary, Turkey and the Netherlands. In Brazil, Universal owns three large plants one of which is used for storage.

The facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. In addition, Universal operates plants that process cigar/chewing tobaccos in Lancaster, Pennsylvania; Kenbridge, Virginia; the Dominican Republic; Colombia; Germany; Indonesia; and Brazil.

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

A portion of Universal's tobacco inventory is stored in public storages. The following domestic tobacco storages are owned:

    (a) Wilson, North Carolina - 12 storages covering 460,000 square feet;
    (b) Smithfield, North Carolina - 7 storages covering 240,000 square feet;
    (c) Henderson, North Carolina - 6 storages covering 178,500 square feet;
    (d) Rocky Mount, North Carolina - 6 storages covering 353,000 square feet;
    (e) Danville, Virginia - 4 storages covering 153,000 square feet;
    (f) Lexington, Kentucky - 5 storages covering 127,000 square feet; and
    (g) Kenbridge, Virginia - 7 storages covering 243,000 square feet.

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

The Company believes that the above-listed properties are maintained in good operating condition and are suitable and adequate for their purposes at current sales levels. Facilities owned are not subject to indebtedness except for the facility in Dinwiddie County which is financed in part through a governmental industrial development authority.

The Company's agri-products subsidiaries own and operate a tea blending plant in the Netherlands, a tea warehouse and office in Sri Lanka, spice blending facilities (indirectly owned through a joint venture) in the Netherlands, a bean processing plant in Park Rapids, Minnesota, small grain processing facilities in Delamere, North Dakota and Zevenbergen, the Netherlands, and sunflower seed processing plants in Lubbock, Texas; Fargo, North Dakota; and Colby, Kansas. This latter facility is financed in part through a governmental industrial development authority. The Company has leased agri-products trading offices around the world, including locations in New York, London, Warsaw, Rotterdam, Dubai, Belgium, Indonesia, Kenya and Malawi.

The lumber and building products business owns or leases 36 sales outlets in the Netherlands and six sales outlets in Belgium. It also has five storage and distribution warehouses, a softwood facility for large scale sawing, planing and fingerjointing, and a building components manufacturing facility, all in the Netherlands. Most of these locations are owned.


ITEM 3.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 1996, there were no matters submitted to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER  MATTERS

Dividend and market price information is as follows:

                                   First      Second       Third      Fourth
                                  Quarter     Quarter     Quarter     Quarter
- -----------------------------------------------------------------------------
1996
Cash dividends declared           $   .25     $ .255     $ .255      $ .255
Market price range:  High          23          24 5/8     28 3/8      28 1/2
                     Low           21 1/8      20 1/4     22 1/4      23 3/4

1995
Cash dividends declared               .24       .25        .25         .25
Market price range:  High          24 3/4      24 1/4     22 1/4      24
                     Low          $18 3/4     $19 3/4    $18 7/8     $20 3/4
- -----------------------------------------------------------------------------


The Company expects the past trend of dividend payments to continue, subject, however, to its future earnings and financial condition. At June 30, 1996 there were 3,420 holders of record of the registrant's common stock which is traded on the New York Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Comparison of Selected Financial Data For Years Ended June 30


(In thousands except per share data, ratios,
and number of common shareholders)               1996         1995        1994        1993        1992
- --------------------------------------------- ----------   ----------  ----------  ----------  ----------
Summary of Operations

Gross revenues                                $3,570,228   $3,280,880  $3,048,515  $3,077,597  $3,156,304

Income before extraordinary
item and cumulative effect of change
in accounting  principle                          71,350       25,639      42,579      80,066      73,722

Net income                                       $72,246      $25,639     $13,173     $80,066     $73,722

Return on beginning common shareholders' equity     18.5%         6.7%        3.1%       26.1%       18.6%

Per common share

Income before extraordinary item
and cumulative effect of change in
accounting  principle                              $2.04        $ .73       $1.20       $2.38       $2.25

Net income                                         $2.06        $ .73       $ .37       $2.38       $2.25
- --------------------------------------------- ----------   ----------  ----------  ----------  ----------
Financial Position at Year End

Current ratio                                       1.29         1.27        1.35        1.34        1.38

Total assets                                  $1,889,513   $1,807,965  $1,735,866  $1,698,937  $1,345,347

Long-term obligations                            309,543      284,948     304,149     287,796     194,566

Working capital                                  299,778      264,713     318,583     309,370     284,870

Shareholders' equity                             417,305      389,959     384,598     421,022     306,754
- --------------------------------------------- ----------   ----------  ----------  ----------  ----------
General

Number of common shareholders                      3,420        3,741       4,022       4,132       4,210

Weighted average common shares outstanding
(used as basis for computation of E.P.S.)         35,038       35,014      35,502      33,599      32,822

Dividends per common share                       $ 1.015      $   .99     $   .94     $   .86     $   .79

Book value per common share                      $ 11.90      $ 11.13     $ 10.99     $ 11.82     $  9.33
- --------------------------------------------- ----------   ----------  ----------  ----------  ----------

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity & Capital Resources

Working capital increased by approximately $35 million to $300 million. This increase related primarily to the reduction of short-term financing with the proceeds of long-term debt issued in February, 1996. The Company issued $100 million of 10-year notes bearing interest of 6.5%. The proceeds of the note issuance were used initially to reduce short-term debt, but are ultimately intended to retire long-term issues as they mature in fiscal year 1997. The increase in cash and cash equivalents reflects crop prefinancing invested temporarily in Brazil on March 31, 1996, the date of consolidation of the Company's Brazilian subsidiaries. For fiscal year 1996, earnings from such investment vehicles was less than 8% of consolidated pretax earnings. As of June 30, 1996, all Brazilian investments had been used for crop purchases. Although tobacco inventories increased slightly compared to last year, as of July 1, 1996 the company estimates that its uncommitted flue cured and burley tobacco inventories were approximately 8,600 tons, down from 25,700 tons a year ago.

In the first quarter of fiscal year 1996, the Company made some minor structural changes in its U.S. tobacco operations. The $10 million of "Proceeds from minority investment in a subsidiary" in the Statement of Cash Flows represents cash proceeds from the issuance of stock in a newly formed subsidiary. The Company treated the issuance of these shares as an equity transaction and no gain or loss was recognized.

The Company's capital needs are predominantly short term in nature and relate to working capital required for financing each operating segment's purchases. The working capital needs of the Company are seasonal within each geographical region. Generally, the peak need of domestic tobacco operations occurs in the second quarter of the fiscal year. Foreign tobacco operations tend to have higher requirements in the remainder of the year. The geographical dispersion and the timing of working capital needs permit the Company to predict its general level of cash requirements during the year. Each geographic area follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. The working capital needs of individual agri-products operations fluctuate during the year, depending on the product, the country of origin, and the Company's inventory position; however, the total working capital requirements of the agri-products segment during the year remain relatively stable due to offsetting seasonal patterns. Working capital needs of the lumber and building products segment follow a pattern similar to that of the construction industry in which the third quarter of the fiscal year is typically sluggish. The Company finances its working capital needs with short-term lines of credit, exchange contracts for export prefinance, customer advances, and trade payables.

The international tobacco trade generally is conducted in U.S. dollars thereby limiting foreign exchange risk to that which is related to production costs and overhead in the country in which the tobacco is sourced. Because there are no forward foreign currency exchange markets in many of the Company's major countries of tobacco origin, the Company manages its risk by matching funding for inventory purchases with the currency of sale and by minimizing its net investment in these countries. In addition, it is a generally accepted practice in the tobacco processing industry that customers pay a market rate of interest for inventory purchased to their order; thus changes in interest rates do not have a major impact on the Company's income and are not considered a source of significant risk.

The agri-products and lumber and building products businesses, which are based in the United States and in the Netherlands, do business in a number of foreign countries. These operations enter into forward exchange contracts to hedge firm purchase and sales commitments in foreign currencies (principally Dutch guilders, U.S. dollars, German marks, Swedish kronas, and pounds sterling). The term of currency hedges is generally from one to six months.

Acquisitions and investments are reflected in "Net cash used for investing activities." Over the last three years, total investment needs of $104 million were provided by cash flow from operating activities. Investments of $19 million in fiscal year 1996 included the acquisition of the leaf processing business of RJR-Macdonald, Inc. in Canada. That acquisition included a long-term contract for the processing and supply of leaf tobacco to R.J. Reynolds Tobacco International, Inc. The Company also entered into a joint venture processing agreement in Guatemala and acquired an interest in a leaf processing company in Tanzania. The Company enhanced its spice business by consummating a joint venture in the Benelux area during the year. These investments were funded with operating cash flow.

The Company's capital expenditures are generally limited to those that add value to the customer, replace obsolete equipment, increase efficiency, or position the Company for future growth. During fiscal year 1996, Universal completed the installation of a processing facility in China and upgraded a number of U.S. plants. During fiscal 1997, the Company plans to improve its Canadian facility as well as upgrade one of its African facilities. Management believes that these operations represent significant opportunities for growth over the long term and the expenditures will be funded from operating cash flow. At June 30, 1996, the Company had no material commitments for capital expenditures.

The Company believes that its financial resources are adequate to support its capital needs. The Company and its subsidiaries currently have $1.7 billion in uncommitted lines of credit of which $1.2 billion was available at June 30, 1996, to support future seasonal working capital needs in the United States and several foreign countries. In addition, the Company has $100 million in an unused committed facility under a revolving credit agreement. This facility is also available to support the issuance of commercial paper. The Company's debt ratings are investment grade, and its ratio of long-term debt to total capitalization (including deferred taxes) is approximately 42%. Any excess cash flow from operations after dividends, capital expenditures, and long-term debt payments will be available to reduce short-term debt, or fund expansion.

Results of Operations

Fiscal Year 1996 Compared to 1995

Consolidated revenues in fiscal year 1996 increased $289 million or 8.8% over last year. Tobacco revenues accounted for well over 75% of the increase, or $228 million, principally due to improved market conditions. Increased demand from manufacturers led to increases in prices and volumes sold. The balance of the increase is attributed to lumber and building product operations for which revenues were up $62 million. The lumber and building products revenue increase was due to a stronger Dutch guilder vis-a-vis the U.S. dollar, and the inclusion of Heuvelman, a softwood distributor acquired last year, for the entire year versus seven months reported in fiscal year 1995. Total agri-product revenues were comparable year to year as increases in tea revenues were offset by reductions in canned meat and other product offerings.

Tobacco operating profits in fiscal year 1996 were $168 million, an increase of $66 million over the prior year. The majority of the improvement was due to handling larger leaf volumes, and improved operating margins. Fiscal year 1995's tobacco operating profits were reduced by a $15.6 million restructuring charge and $10.7 million of inventory write-downs. In fiscal year 1996 the Company benefited from reduced operating expenses that resulted from its restructuring efforts over the two previous years. In the United States results improved on higher volumes of tobacco bought and processed, and shipments of prior years' crops. Overall foreign tobacco operating profits were up due to the aforementioned improved market conditions and lower costs. Profit improvements were realized in South/Central America, Europe and Africa, while results from the Far East and Turkey were down due to reduced volumes and higher costs related to exchange differences, respectively. Included in the increased tobacco operating profits are improved results from dark tobacco operations reflecting continued strong demand for cigar leaf, particularly in the U.S. Fiscal year 1996 lumber and building product operating profits were up 8%, benefiting from growth in the wholesale and do-it-yourself area, and the inclusion of Heuvelman for the full year. This improvement was partially offset as regional sales outlets suffered from historically low softwood prices and severe winter weather that resulted in the virtual shut down of the construction industry for a number of weeks late in the fiscal year. Agri-product operating profits increased 7% to $13 million in fiscal year 1996 principally due to improved results in all areas except nuts and dried fruits.

`Selling, General and Administrative Expenses' were up $12 million or less than 4% compared to last year. The majority of the increase is due to the inclusion of Heuvelman. The increase was mitigated by approximately $5.5 million of provisions recorded in fiscal year 1995 related to customer obligations in Eastern Europe. Interest expense was down slightly in fiscal year 1996 due to lower average borrowing rates.

Fiscal year 1996's income tax rate was 40% compared to 44.6% last year. Fiscal year 1995's tax rate did not include full statutory benefits on the restructuring charge or on inventory write-downs and provisions related to Eastern Europe. The Company's consolidated income tax rate in both years was affected by a number of factors, including but not limited to: the mix of domestic and foreign earnings, subsidiary local tax rates, the Company's policy regarding repatriation of foreign earnings, and its ability to utilize foreign tax credits. At the end of fiscal year 1995, the Company implemented a number of tax planning strategies to minimize the increase in its tax rate above the statutory rate, and began realizing benefits in fiscal year 1996.

During fiscal year 1996, the Company's 1995 restructuring plan was implemented. The fiscal year 1995 charge included $7.2 million for the expected costs of severance and deferred payments related to approximately 200 employees throughout the Company. The non-severance portion of the charge was for the write-down of assets in operations consolidated ($3.7 million), other nonoperating restructuring costs ($1.7 million) and cash payments to terminate occupancy of leased facilities ($3 million). As of June 30, 1996 total cash payments of approximately $4 million had been made to cover severance costs of 195 employees. Any remaining actions related to the 1995 plan will be implemented in fiscal year 1997 and are not significant to the Company's operations.

Fiscal Year 1995 Compared to 1994

In fiscal year 1995, the Company began reporting its African operations on a consolidated basis. Previously, these operations were reported either on the cost or equity method. The change in reporting did not materially affect the results of operations, and all prior years have been restated to reflect this change. The most significant factor that resulted in an increase in previously reported fiscal year 1994 results was the inclusion of earnings, rather than only dividends received, from those companies previously accounted for under the cost method.

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

Tobacco operating profits were down 15.8% or $19 million compared to fiscal year 1994's results. Tobacco operating profits in fiscal year 1995 included $15.6 million of restructuring charges compared to $17.5 million in 1994. The lower results in fiscal year 1995 reflect the continued pressure on margins from an unbalanced supply and demand situation. Fiscal year 1995 included $10.7 million of tobacco inventory write-downs, almost $7 million of which was related to Indonesian tobacco and Eastern Europe. Write-downs in 1994 were $27 million. Domestic tobacco's operating profits improved on increased volumes. Lumber and building products operating income for fiscal year 1995 was up 12.8% or $2.4 million largely due to the acquisition of Heuvelman and a strong performance by the wholesale companies during the year. Operating profits as a percentage of sales decreased from 5.1% in fiscal year 1994 to 4.1% in 1995 due to the adverse effects of a strike in the Dutch building industry, higher labor costs, and low prices for tropical plywood and hardwoods; however, improved volumes and acquired operations more than offset those factors. Agri-products operating income increased $2.7 to $11.9 million in fiscal year 1995. The majority of this increase was due to the discontinuation of coffee trading near the end of fiscal year 1994; that operation had recorded losses during the year. Trading activity in rubber showed improved results on the strength of higher prices. Tea results improved despite a flat market from continuing worldwide oversupply. In addition, improved earnings were reported in confectionery sunflower seeds.

Selling, general and administrative expenses increased $18 million or 5.9% compared to 1994. Of the increase, $10 million was due to the acquisition of the Heuvelman lumber operation in fiscal year 1995, and approximately $5.5 million of the increase related to the aforementioned provisions for customer obligations in Eastern Europe and other areas. Interest expense in fiscal year 1995 dropped almost $6 million compared to last year due to a combination of less crop financing in local currencies and reduced levels of inventory financing during the year.

Fiscal year 1995's income tax rate increased to 44.6%. As reported under `Results of Operations: Fiscal Year 1996 Compared to 1995,' the 1995 effective tax rate was up due to of lower tax benefits on certain charges recorded and various factors related to the taxation of foreign source earnings.

Other Information Regarding Trends and Management's Actions

The write-downs in fiscal years 1995 and 1994 were a direct result of the widely discussed worldwide oversupply of tobacco inventories. Expectations of increased demand for tobacco products by manufacturers for newly opened markets in Asia, Eastern Europe and the former Soviet Union, led to increased leaf production. As Eastern Europe and the former Soviet Union attempted to implement economic reforms, problems were encountered related to taxes, exchange controls, inflation and trade policies. This unstable environment led to reduced demand as tobacco production was increasing. The threat of a significant increase in U.S. excise taxes on tobacco products further reduced manufacturers' expectations and demand, and in addition, the ill-fated U.S. domestic content legislation, which sharply restricted imports into the U.S., de-stabilized world markets for leaf tobacco. In some non-auction market regions where the Company operates, uncommitted inventories were exposed to valuation adjustments.

The tobacco dealer industry and growing regions took steps to reduce the volume of tobacco produced and available for sale, and this led to improved markets. The outlook for fiscal year 1997 appears favorable assuming normal crop conditions. Worldwide supply and demand during fiscal year 1996 moved closer to being in balance. However, as market prices increased, production volumes have grown, which could lead to imbalance in the future if demand is not sustained. The current Brazilian crop has been selling well despite a difficult operating environment. The African markets are experiencing good demand, and larger volumes are expected. Although wet weather, including a hurricane, in the United States has adversely affected the current crop, total production and marketings are expected to be higher than those of last year. The improvement in worldwide market conditions and the increased operating efficiencies achieved should continue to benefit the Company. Although a number of factors remain beyond management's control, such as effects of weather on various crops and economic and fiscal policies in Brazil and other countries, the Company's balance and strength in all of the major tobacco origins provide a firm base for growth.

During fiscal year 1995 the Brazilian government reduced inflation rates to 20-year lows through fiscal policies included in its Plano Real economic plan, which entails financial control of items such as interest rates and exchange rates. In addition, the Brazilian government exercises control over taxation, trade policies, foreign investment and banking. Although there have been benefits realized from enacting the Plano Real, the long-term viability of the government's plan is dependent on various factors, including whether the current administration can continue to hold office, the level of foreign currency reserves, and the confidence of the Brazilian business sector. Recently there have been no significant changes in the Brazilian federal government's economic policies, and none have been announced that would lead the Company to believe there would be a significant impact on earnings for the Company's fiscal year ending June 30, 1997.

Efforts to restrict or limit tobacco consumption, particularly in the United States, continued in fiscal year 1996 and will continue in the foreseeable future including civil product liability suits or actions taken by states in an attempt to hold the manufacturers responsible for medical costs. These efforts include tax increases and regulations affecting access to cigarettes and public smoking. The tobacco product manufacturers also face a number of lawsuits. Due to the nature, number, durations and varying degree of complexity of litigation and legislative initiatives, the outcomes or effect on consumption of tobacco products can not be predicted.

Despite the unfavorable treatment of tobacco products in the media and the aforementioned restrictive actions in the United States, worldwide cigarette and cigar consumption continues to grow. Cigarette consumption has been growing at a 1% annual rate worldwide, and a number of new or changing markets offer sourcing or sales opportunities for the Company, especially in Eastern Europe, China, the Republics of the former Soviet Union, and developing countries in the Pacific Rim. China, where Universal is active, offers potential as the largest consumer of tobacco products in the world and as a source of low-priced filler style tobaccos for the export market. The Republics of the former Soviet Union offer potentially large leaf markets as internal production has declined and demand has been artificially constrained by economic dislocation and lack of foreign exchange. In addition, management believes that worldwide consumption of American blend cigarettes has recently been increasing by 3 - 4 percent a year. The American blend cigarette has a milder flavor and higher percentage of flue-cured and burley tobacco than competing products in many developing areas of the world, where darker, stronger tobacco has historically been the norm. The Company, through its presence in all of the major tobacco origins in the world, is positioned to take advantage of these opportunities.

A key trend in the tobacco industry has been consolidation among manufacturers and among merchants. This concentration should increase the need for better quality tobacco and improved processing which provides a good opportunity for the Company to demonstrate its strengths. However, it may also make demand for particular growths of tobacco less predictable.

The Company has a large presence in the U.S. market where leaf has not been price competitive with the world market. If not corrected through program reforms and reduced support prices, this could eventually result in a decline in U.S. production and marketings. Management believes that the risk of a significant decline in the U.S. crop in the next year is small. The Company's operations are well placed to supply leaf from many sources in world markets, and the business is not capital intensive.

In its lumber and building products area, the Company has been leading a trend toward consolidation of a fragmented industry in Holland and has proved itself an attractive business partner in that environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 1996, 1995 and 1994


- -----------------------------------------------------------------------------------------------------
(In thousands of dollars except per share data)          1996             1995             1994
- ----------------------------------------------------------------------------------------------------
Sales and other operating revenues                    $3,570,228        $3,280,880      $3,048,515

Costs and expenses

    Cost of goods sold                                 3,044,373         2,818,431       2,588,060

    Selling, general and administrative expenses         333,380           321,499         303,459

    Restructuring charges                                                   15,597          17,500

    Interest                                              68,754            69,585          75,438
                                                      ----------        ----------      ----------
                                                       3,446,507         3,225,112       2,984,457
                                                      ----------        ----------      ----------

Income before income taxes and other items               123,721            55,768          64,058

    Income taxes                                          49,474            24,866          19,390

    Minority interests                                     6,696             6,633           4,618
                                                      ----------        -----------     ----------
Income from consolidated operations                       67,551            24,269          40,050

    Equity in net income of unconsolidated affiliates      3,799             1,370           2,529
                                                      ----------        ----------      ----------

Income before extraordinary item and
cumulative effect of change in accounting principle       71,350            25,639          42,579

Extraordinary item                                           896

Cumulative effect of change in accounting principle                                        (29,406)
                                                      ----------        ----------      ----------
Net income                                                72,246            25,639          13,173
                                                      ==========        ==========      ==========

Per common share

    Income before extraordinary item and cumulative
        effect of change in accounting principle            2.04               .73            1.20

    Extraordinary item                                       .02

    Cumulative effect of change in accounting principle                                       (.83)
                                                      ------------      -----------     ------------
    Net income                                        $     2.06        $      .73      $      .37
                                                      ============      ==========      ============

- ----------------------------------------------------------------------------------------------------

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995

- --------------------------------------------------------------------------------
(In thousands of dollars)                                    1996         1995
- --------------------------------------------------------------------------------

ASSETS

Current
    Cash and cash equivalents                               $214,782    $158,093
    Accounts and notes receivable                            384,278     392,797
    Accounts receivable - unconsolidated affiliates           17,843      13,230
    Inventories - at lower of cost or market:
        Tobacco                                              490,557     458,964
        Lumber and building products                         106,916     122,613
        Agri-products                                         71,145      72,908
        Other                                                 15,373      11,988
    Prepaid income taxes                                       5,867       8,371
    Deferred income taxes                                      5,984       5,625
    Other current  assets                                     16,215      17,764
                                                           ---------   ---------
            Total current assets                           1,328,960   1,262,353

Real estate, plant and equipment - at cost
    Land                                                      33,786      35,631
    Buildings                                                218,012     211,146
    Machinery and equipment                                  414,141     405,029
                                                           ---------   ---------
                                                             665,939     651,806
        Less accumulated depreciation                        345,549     317,365
                                                           ---------   ---------
                                                             320,390     334,441

Other assets
    Goodwill                                                 122,579     127,501
    Other intangibles                                         26,726      21,759
    Investments in unconsolidated affiliates                  27,191      23,433
    Deferred income taxes                                     13,029       7,832
    Other noncurrent assets                                   50,638      30,646
                                                           ---------   ---------
                                                             240,163     211,171
                                                           ---------   ---------
                                                           1,889,513   1,807,965
                                                           =========   =========

- --------------------------------------------------------------------------------

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995


- -----------------------------------------------------------------------------------------------------
(In thousands of dollars)                                                       1996           1995
- -----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                                              $551,667     $651,140
    Accounts payable                                                           222,154      221,574
    Accounts payable - unconsolidated affiliates                                 6,813        6,976
    Customer advances and deposits                                             122,894       46,443
    Accrued compensation                                                        18,245       18,286
    Income taxes payable                                                        24,061       21,745
    Current portion of long-term obligations                                    83,348       31,476
                                                                             ---------    ---------
        Total current liabilities                                            1,029,182      997,640

Long-term obligations                                                          309,543      284,948

Postretirement benefits other than pensions                                     46,268       48,007

Other long-term liabilities                                                     44,920       52,962

Deferred income taxes                                                           13,846       17,211

Minority interests                                                              28,449       17,238

Commitments and contingent liabilities

Shareholders' equity
    Preferred stock, $100 par, 8% cumulative, authorized 75,000 shares, none issued or outstanding (4 shares at June 30, 1995)
    Additional preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
    Common stock, no par value, authorized 50,000,000 shares, issued
        and outstanding 35,056,357 shares (35,030,314 at June 30, 1995)         76,053       75,749
    Retained earnings                                                          360,273      323,595
    Foreign currency translation adjustments                                   (19,021)      (9,385)
                                                                             ---------    ---------
            Total shareholders' equity                                         417,305      389,959
                                                                             ---------    ---------

                                                                            $1,889,513   $1,807,965
                                                                             ---------    ---------

- -----------------------------------------------------------------------------------------------------

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1996, 1995 and 1994



- -------------------------------------------------------------------------------------------------------------
(In thousands of dollars)                                              1996           1995           1994
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $72,246       $25,639         $13,173
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Cumulative effect of change in accounting principle                                          29,406
        Restructuring charges (net of cash payments)                                 10,597          15,500
        Depreciation                                                   43,201        39,828          40,184
        Amortization                                                    9,311         8,796           8,136
        Translation loss - net                                          3,545         2,563           6,726
        Deferred taxes                                                 (3,786)      (16,068)            693
        Minority interests                                              6,696         6,633           4,618
        Other                                                          (1,297)        1,537          (3,318)
                                                                    ---------      --------       ---------
                                                                      129,916        79,525         115,118
Changes in operating assets and liabilities net of effects
    from purchase of businesses:

    Accounts and notes receivable                                     (33,917)       29,640         (10,685)
    Inventories and other current assets                              (26,001)       16,576          49,516
    Income taxes                                                        5,175         7,466          (9,436)
    Accounts payable and other accrued liabilities                     72,336       (70,515)        (43,231)
                                                                    ---------      --------       ---------
        Net cash provided by operating activities                     147,509        62,692         101,282
                                                                    ---------      --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                         (35,259)      (39,024)        (38,917)
    Purchase of businesses (net of cash acquired)                     (19,200)      (62,702)        (21,861)
    Sales of property, plant and equipment                              2,135         4,839           7,804
    Other                                                               1,900        (4,244)            507
                                                                    ---------     ---------       ---------
        Net cash used in investing activities                         (50,424)     (101,131)        (52,467)
                                                                    ---------     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt - net                     (86,318)       69,701          47,236
    Repayment of long-term debt                                       (42,258)      (10,798)       (124,278)
    Issuance of long-term debt                                        118,726         6,550         120,168
    Proceeds from minority investment in a subsidiary                  10,000
    Dividends paid to minority shareholders                            (4,550)       (2,147)         (3,521)
    Issuance  (purchase) of common stock                                  174           248         (11,437)
    Dividends paid on common stock                                    (35,387)      (34,313)        (32,775)
                                                                    ---------     ---------       ---------
        Net cash provided by (used in) financing activities           (39,613)       29,241          (4,607)
                                                                    ---------     ---------       ---------
        Effect of exchange rate changes on cash                          (783)          471            (362)
                                                                    ---------     ---------       ---------
Net increase (decrease) in cash and cash equivalents                   56,689        (8,727)         43,846
Cash and cash equivalents at beginning of year                        158,093       166,820         122,974
                                                                    ---------     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $214,782      $158,093         166,820
                                                                    =========     ==========      =========

Supplemental cash flow information: Cash paid during the year for:
    Interest                                                          $64,253       $67,755         $70,812
    Income taxes - net of refunds                                     $48,771       $30,542         $26,559
- -------------------------------------------------------------------------------------------------------------

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended June 30, 1996, 1995 and 1994



- ----------------------------------------------------------------------------------------------------
(In thousands of dollars)                                    1996            1995            1994
- ----------------------------------------------------------------------------------------------------
COMMON STOCK:
    Balance at beginning of year                           $75,749         $75,287         $86,672
    Issuance of common stock                                    30             214              52
    Exercise of stock options                                  274             248
    Common shares repurchased                                                              (11,437)
                                                          --------       ---------       ---------
    Balance at end of year                                  76,053          75,749          75,287
                                                          --------       ---------       ---------

RETAINED EARNINGS:
    Balance at beginning of year                           323,595         332,626         352,790
    Net Income                                              72,246          25,639          13,173
    Cash dividends declared ($1.015 per share in 1996;
        $.99 in 1995; $.94 in 1994)                        (35,568)        (34,670)        (33,337)
                                                          --------       ---------       ---------
    Balance at end of year                                 360,273         323,595         332,626
                                                          --------       ---------       ---------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
    Balance at beginning of year                            (9,385)        (23,315)        (18,440)
    Translation adjustments for the year                   (14,893)         21,240          (7,552)
    Allocated income taxes                                   5,257          (7,310)          2,677
                                                          --------       ---------       ---------
    Balance at end of year                                 (19,021)         (9,385)        (23,315)
                                                          --------       ---------       ---------
SHAREHOLDERS' EQUITY AT END OF YEAR                       $417,305        $389,959        $384,598
                                                          ========      ==========       =========

- ----------------------------------------------------------------------------------------------------

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

        Effective fiscal year 1995, the Company consolidated the results of affiliates located in Malawi and Zimbabwe into its financial statements. After changes in local governmental policies, the Company can now exercise greater control over operations, including the remittance of dividends. Prior to fiscal 1995, affiliates located in Malawi were accounted for under the equity method and affiliates in Zimbabwe under the cost method. Financial data for all prior periods presented has been restated to reflect the consolidation. Before the effects of consolidation, consolidated net income for the year ended June 30, 1994 was $9,158 or $.26 per share.

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

Real Estate, Plant and Equipment

        Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation of properties used in tobacco operations is calculated using both the straight line and declining balance methods, while lumber and building products, and agri-products utilize the straight line method. Buildings include tobacco and agri-product processing and blending facilities, lumber outlets, offices and warehouses. Machinery and equipment represent processing and packing machinery, transportation, office and computer equipment. Estimated useful lives range as follows: buildings 15 - 40 years, processing and packing machinery 3 - 11 years, transportation equipment 3
- - 10 years, office and computer equipment 3 - 10 years.

Goodwill and Other Intangibles

        Goodwill and other intangibles include the excess of the purchase price of acquired companies over the net assets, covenants not to compete, and pension intangibles. Goodwill and other intangibles are generally amortized using the straight-line method over periods not exceeding 40 years. Goodwill and other intangible assets are periodically reviewed for impairment, including a determination of whether events or circumstances have changed which may indicate that an impairment of value exists, based on an assessment of future operations. Accumulated amortization at June 30, 1996 and 1995 was $21.4 and $19.6 million, respectively.

Income Taxes

        The Company provides deferred income taxes on temporary differences arising from employee benefit accruals, depreciation, deferred compensation, and undistributed earnings of consolidated subsidiaries and unconsolidated affiliates not permanently reinvested. At June 30, 1996, the cumulative amount of undistributed earnings of consolidated subsidiaries on which no provision for U.S. income taxes had been made was $61.7 million.

Fair Values of  Financial Instruments

        The fair values of the Company's long-term obligations have been estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

        The carrying amount of all other current assets and liabilities as reported in the balance sheet at June 30, 1996 and 1995, which qualify as financial instruments, approximates fair value.

Derivative Financial Instruments

        Derivative financial instruments are used by the Company in the management of its foreign currency exposures. Realized and unrealized gains and losses on the Company's foreign currency contracts that are designated and effective as hedges are recognized in income in the same period that the foreign exchange gains and losses on the underlying transactions are recorded. The carrying amounts, including realized and unrealized gains and losses, of foreign currency derivatives are reflected under the same balance sheet captions as the hedged transactions. The Company does not enter into contracts for derivative financial instruments for trading purposes.

Postretirement Benefits Other Than Pensions

        On July 1, 1993, the Company adopted SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The initial effect of adopting the statement was recorded in fiscal 1994 as a cumulative effect of a change in accounting principle. See Note 9.

Translation of Foreign Currencies

        The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.

        The financial statements of foreign subsidiaries where the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. Exchange losses in 1996, 1995 and 1994 resulting from foreign currency transactions were $3.6, $4.7 and $3.7 million, respectively (including $3.5, $2.6 and $6.7 million resulting from foreign currency translation losses) and are included in the respective statements of income.

Estimates and Assumptions

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

        In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The Company will adopt the new standard July 1, 1996. It is not expected to have a material impact on its results of operations or financial position.

        Also in 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The Company intends to continue to account for stock-based compensation using the intrinsic value method and will provide disclosures in accordance with SFAS 123 when the standard is adopted in 1997.

Reclassifications

        Amounts in prior years' statements have been reclassified to be reported on a consistent basis with the current year's presentation.

Note 2 - RESTRUCTURING

        In the fourth quarter of fiscal years 1995 and 1994, plans were developed to reduce the Company's worldwide cost structure, including the consolidation of certain tobacco operations and a reduction in the number of employees. The Company's consolidated statements of income included pretax restructuring charges of $15.6 and $17.5 million in 1995 and 1994, respectively. During fiscal 1995, the 1994 plan was implemented. The fiscal 1995 charge included $7.2 million for the expected costs of severance and deferred payments related to approximately 200 employees throughout the Company. The non-severance portion of the charge was for the write-down of assets in operations consolidated ($3.7 million), other nonoperating restructuring costs ($1.7 million) and cash payments to terminate occupancy of leased facilities ($3 million). As of June 30, 1996, total cash payments of approximately $4 million had been made to cover severance costs of 195 employees. The balance of the restructuring plan will be implemented in fiscal 1997 and is not significant to the Company's operations.

Note 3 - EXTRAORDINARY ITEM

        During the year, the Company recovered $1.4 million related to receivables from the Iraqi State Tobacco Monopoly written off in fiscal year 1991. The Company had recorded, as an extraordinary item, a provision for the uncollectability of outstanding receivables of $6.2 million pretax as a result of the war in the Persian Gulf.

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

U.S. Export Sales by Geographic Area
______________________________________________________________
                         1996           1995           1994

- --------------------- ---------- --- ---------- -- -----------
Europe                  $304,008       $266,682       $182,140
Asia                     189,904        179,737        203,197
Other Areas               45,751         51,962         27,321
                      ----------     ----------    -----------
                        $539,663       $498,381       $412,658
                      ==========     ==========    ===========

- --------------------- ---------- --- ---------- -- -----------



                                                                    Lumber and

Business Segments                                    Tobacco       Building Products       Agri-products     Consolidated
- -------------------------------------------------------------------------------------------------------------------------
1996

Gross revenues                                   $ 2,541,956         $ 574,171              $  454,101       $ 3,570,228
                                                 ------------        ----------             ----------       -----------
Operating profit                                     168,196            22,874                  12,797           203,867
                                                 ------------        ----------             ----------
General corporate expenses                                                                                       (11,392)

Interest expense                                                                                                 (68,754)
                                                                                                             -----------
    Income before income taxes and other items                                                                   123,721
                                                                                                             -----------

Identifiable assets                                1,433,489           289,749                 137,094         1,860,332
                                                 ------------        ----------             ----------
Investments in unconsolidated affiliates                                                                          27,191

Corporate assets                                                                                                   1,990
                                                                                                             -----------

    Total assets                                                                                               1,889,513
                                                                                                             -----------
Depreciation and amortization                         41,357             9,485                   1,670            52,512
                                                 ------------        ----------             ----------       -----------

Capital expenditures                                  26,756             6,589                   1,914            35,259
                                                 ------------        ----------             ----------       -----------

- ------------------------------------------------------------------------------------------------------------------------
1995

Gross revenues                                     2,313,768           512,375                 454,737           328,088
                                                 ------------        ----------             ----------       -----------
Operating profit (net of restructuring charge        102,542            21,162                  11,942           135,646
                                                 ------------        ----------             ----------
General corporate expenses                                                                                       (10,293)

Interest expense                                                                                                 (69,585)
                                                                                                             -----------
    Income before income taxes and other items                                                                    55,768
                                                                                                             -----------

Identifiable assets                                1,305,967           333,379                 143,366         1,782,712
                                                 ------------        ----------             ----------
Investments in unconsolidated affiliates                                                                          23,433

Corporate assets                                                                                                   1,820
                                                                                                             -----------
    Total assets                                                                                               1,807,965
                                                                                                             -----------
Depreciation and amortization                         39,809             7,051                   1,764            48,624
                                                 ------------        ----------             ----------       -----------
Capital expenditures                                  28,590             8,537                   1,897            39,024
                                                 ------------        ----------             ----------       -----------

- ------------------------------------------------------------------------------------------------------------------------
1994

Gross revenues                                     2,249,109           368,463                 430,943         3,048,515
                                                 ------------        ----------             ----------       -----------
Operating profit (net of restructuring charge)       121,783            18,768                   9,224           149,775
                                                 ------------        ----------             ----------
General corporate expenses                                                                                       (10,279)

Interest expense                                                                                                 (75,438)
                                                                                                             -----------
    Income before income taxes and other items                                                                    64,058
                                                                                                             -----------
Identifiable assets                                1,385,218           212,247                 124,891         1,722,356
                                                 ------------        ----------             ----------
Investments in unconsolidated affiliates                                                                          11,752

Corporate assets                                                                                                   1,758
                                                                                                             -----------
    Total assets                                                                                               1,735,866
                                                                                                             -----------
Depreciation and amortization                         42,387             4,376                   1,557            48,320
                                                 ------------        ----------             ----------       -----------
Capital expenditures                                 $33,829            $4,265                    $823           $38,917
                                                 ------------        ----------             ----------       -----------

- ------------------------------------------------------------------------------------------------------------------------


- ---------------------------------------------------------------------------------------------------------------------------------
Consolidated Operations                  United       South/Central                   Other
by Geographic Area                       States         America        Europe         Areas      Eliminations     Consolidated
- ---------------------------------------------------------------------------------------------------------------------------------
1996

Revenues from unaffiliated customers   $1,800,204      $222,223        $1,370,767    $177,034                      $3,570,228

Transfers between geographic areas            962       138,607            38,431     339,862    $(517,862)
                                       ----------      ---------       ----------    ---------   ----------        ----------

    Gross revenues                      1,801,166       360,830         1,409,198     516,896     (517,862)         3,570,228
                                       ----------      ---------       ----------    ---------   ----------        ----------
Operating profit                           64,388        49,079            50,967      40,643       (1,210)           203,867
                                       ----------      ---------       ----------    ---------   ----------
General corporate expenses                                                                                            (11,392)

Interest expense                                                                                                      (68,754)
                                                                                                                   ----------
    Income before income taxes and other items                                                                        123,721
                                                                                                                   ----------

Identifiable assets                       867,229       558,045           884,021     194,768     (643,731)         1,860,332
                                       ----------      ---------       ----------    ---------   ----------

Investments in unconsolidated affiliates                                                                               27,191

Corporate assets                                                                                                        1,990
                                                                                                                   ----------
    Total assets                                                                                                    1,889,513
                                                                                                                   ----------

- -----------------------------------------------------------------------------------------------------------------------------
1995


Revenues from unaffiliated customers    1,650,868       236,496         1,218,525     174,991                       3,280,880

Transfers between geographic areas          1,073        93,781            42,316     289,362     (426,532)
                                       ----------      ---------       ----------    ---------   ----------        ----------

    Gross revenues                      1,651,941       330,277         1,260,841     464,353     (426,532)         3,280,880
                                        ---------     ---------        ----------    ---------   ----------        ----------

Operating profit (net of restructuring
charge)                                    47,996        15,643            32,929      41,194       (2,116)           135,646
                                        ---------     ---------        ----------    ---------   ----------
General corporate expenses                                                                                            (10,293)
Interest expense                                                                                                      (69,585)
                                                                                                                   ----------
    Income before income taxes and other items                                                                         55,768
                                                                                                                   ----------
Identifiable assets                       588,078       454,453           837,085     225,279     (322,183)         1,782,712
                                        ---------     ---------        ----------    ---------   ----------
Investments in unconsolidated affiliates                                                                               23,433

Corporate assets                                                                                                        1,820
                                                                                                                   ----------
    Total assets                                                                                                    1,807,965
                                                                                                                   ----------

- -----------------------------------------------------------------------------------------------------------------------------
1994

Revenues from unaffiliated customers    1,530,833       217,534         1,088,693     211,455                       3,048,515

Transfers between geographic areas          1,658       123,898            34,588     308,212     (468,356)
                                        ----------    ---------        ----------    ---------   ----------        ----------
    Gross revenues                      1,532,491       341,432         1,123,281     519,667     (468,356)         3,048,515
                                        ----------    ---------        ----------    ---------   ----------        ----------
Operating profit (net of restructuring
charge                                     44,908        20,691            49,221      34,955                         149,775
                                        ----------    ---------        ----------    ---------
General corporate expenses                                                                                            (10,279)

Interest expense                                                                                                      (75,438)
                                                                                                                   ----------
    Income before income taxes and other items                                                                         64,058
                                                                                                                   ----------
Identifiable assets                      $575,425      $469,415          $754,696    $210,031    $(287,211)         1,722,356
                                        ----------    ---------        ----------    ---------   ----------
Investments in unconsolidated affiliates                                                                               11,752

Corporate assets                                                                                                        1,758
                                                                                                                   ----------
    Total assets                                                                                                   $1,735,866
                                                                                                                   ----------

- -----------------------------------------------------------------------------------------------------------------------------

Note 5 - INCOME TAXES

        The components of income before income taxes and other items consist of the following:

Year Ended June 30,

                                1996           1995          1994
- ------------------------------------------------------------------------------
United States                 $26,420        $21,386       $12,545
Foreign                        97,301         34,382        51,513
                            ----------      ---------     ---------
                             $123,721        $55,768       $64,058
                            ----------      ---------     ---------
- -------------------------------------------------------------------------------


        Income taxes consist of the following:



Year Ended June 30,            1996         1995          1994
- -----------------------------------------------------------------

Current
    United States             $6,562       $5,396         $5,089
    State and local            1,828          751          1,065
    Foreign                   44,870       34,787         12,543
                             --------     ---------     ---------
                              53,260       40,934         18,697
Deferred

    United States                983       (7,322)        (5,103)
    State and local              729          235            652
    Foreign                   (5,498)      (8,981)         5,144
                             --------     ---------     ---------
                              (3,786)     (16,068)           693
                             --------     ---------     ---------
Total                        $49,474      $24,866        $19,390
                             --------     ---------     ---------

- ------------------------------------------------------------------------------


        A reconciliation of the statutory U.S. federal rates is as follows:


Year Ended June 30,                                  1996      1995      1994
- -------------------------------------------------------------------------------

Tax at statutory rate                                35.0%      35.0%     35.0%
State income taxes - net of federal benefit           1.3        1.4       1.7
Income taxed at other than the U.S. rate              5.0        7.0      (5.8)
Increase in federal statutory rate                                         1.7
Other - net                                          (1.3)       1.2      (2.3)
                                                   -------    ------    ------
                                                    40.0%      44.6%     30.3%
                                                   -------    ------    ------

- -------------------------------------------------------------------------------

        Significant components of deferred tax liabilities and assets as of June 30 were as follows:

                                                       1996           1995
- ----------------------------------------------------------------------------
Liabilities

    Nonrepatriated earnings                           $15,593        $17,713
    Tax over book depreciation                         15,640         17,072
    Foreign currency translation                                       2,135
    All other                                          18,231         17,930
                                                     --------      ---------
       Total deferred tax liability                    49,464         54,850
                                                     --------      ---------

Assets

    Employee benefit plans                             16,243         19,482
    Foreign currency translation                        3,162
    Foreign tax credits                                16,267          8,813
    Deferred compensation                               5,394          4,652
    All other                                          13,565         18,149
                                                     --------      ---------
       Total deferred tax asset                        54,631         51,096
          Less current portion                         (5,984)        (5,625)
                                                     --------      ---------
       Net deferred tax asset                          48,647         45,471
                                                     --------      ---------
Net deferred tax liability                               $817         $9,379
                                                     --------      ---------

- -------------------------------------------------------------------------------

Note 6 - SHORT-TERM CREDIT FACILITIES

        The Company maintains lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of exchange contracts and overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. At June 30, 1996, unused, uncommitted lines of credit were approximately $1.2 billion. In addition, the Company maintains a $100 million revolving credit facility to support short-term borrowings including the issuance of commercial paper. The weighted average interest rate on short-term borrowings outstanding as of June 30, 1996 and 1995 was approximately 6.2 % and 6.6%, respectively.

Note 7 - LONG-TERM OBLIGATIONS

                                                                                 1996          1995
- -----------------------------------------------------------------------------------------------------
6.14% Senior notes payable in five annual installments from 1996 to 2000       $100,000      $100,000
9.25% Medium-term notes due February  2001                                      100,000       100,000
6.5% Medium-term notes due February  2006                                       100,000
Medium-term notes due January 1997 at an average rate of 7.3%                    50,000        50,000
Other notes due through 1999 at various interest rates ranging from 5% to 11%    36,357        44,536
4.26% Promissory note due August  1995                                                         15,000
Revenue bonds due through 2001 at various interest rates below prime              6,534         6,888
                                                                             ----------    ----------
                                                                                392,891       316,424

Less current portion                                                            (83,348)      (31,476)
                                                                             ----------    ----------
Long-term obligations                                                          $309,543      $284,948
                                                                             ----------    ----------
- ------------------------------------------------------------------------------------------------------


        The fair value of the Company's long-term obligations was approximately $313 million at June 30, 1996 and $298 million at June 30, 1995. Certain notes are denominated in local currencies of foreign subsidiaries. Effective U.S. dollar interest rates vary based on exchange rate fluctuations.

        In connection with the senior notes, the Company must meet certain financial covenants including maintainence of $300 million minimum shareholders' equity and restrictions on the issuance of long-term debt.

Other information:

        Maturities of long-term debt for the fiscal years succeeding June 30, 1996 are as follows: 1997-$83,348; 1998-$30,002; 1999-$25,425; 2000-$24,979;
2001-$122,605; 2002 and after-$106,532.

Note 8 - PENSION PLANS

        The Company and its subsidiaries have several defined benefit pension plans covering United States and foreign salaried employees and certain other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company's funding policy for domestic plans is to make contributions currently to the extent deductible under existing tax laws and regulations, subject to the full-funding limits of the Employee Retirement Income Security Act of 1974. Foreign plans are funded in accordance with local practices. Domestic and foreign plan assets consist primarily of fixed income securities and equity investments. Prior service costs are amortized equally over the average remaining service period of employees. Information regarding net pension cost and the funded status of domestic and foreign plans as follows:


Pension costs
                                                           Domestic                    Foreign
                                                  --------------------------   ---------------------------
                                                     1996    1995     1994       1996      1995     1994
- ----------------------------------------------------------------------------------------------------------
Service cost for benefits earned during the period  $2,657   $2,923   $2,925     $2,932    $2,803   $2,392
Interest cost on projected benefit obligation        7,312    6,626    6,489      6,383     5,784    5,210
Actual return on plan assets                       (16,537)  (4,158)  (5,872)    (5,916)   (4,942) (11,629)
Net amortization and deferral                       10,583     (967)   1,258       (758)   (1,397)   5,240
                                                   -------- --------  -------   --------  -------- --------
     Total pension cost                             $4,015   $4,424   $4,800     $2,641    $2,248   $1,213
                                                   -------- --------  -------   --------  -------- --------
- -----------------------------------------------------------------------------------------------------------

Funded status

- ------------------------------------------------------------------------------------------------------------
Domestic - March 31 measurement date

                                                         Assets Exceed            Accumulated Benefits
                                                      Accumulated Benefits             Exceed Assets
                                                        1996          1995         1996         1995

- -------------------------------------------------------------------------------------------------------------

Vested benefit obligation                              $80,313       $70,611       $3,179       $6,239
                                                      --------     ---------    ---------    ---------
Accumulated benefit obligation                          81,130        71,297        3,305        6,788
                                                      --------     ---------    ---------    ---------
Projected benefit obligation                           100,025        85,786        5,818        8,792
Plan assets at fair value                               92,272        77,580
                                                      --------     ---------    ---------    ---------
Plan assets less than projected benefit obligation      (7,753)       (8,206)      (5,818)      (8,792)
Unrecognized net (asset) liability at transition        (2,573)       (3,721)         473          557
Unrecognized prior service costs                           630           784        4,845        1,528
Unrecognized net loss                                   13,990        14,679          744        1,445
Additional minimum liability                                                       (3,549)      (1,526)
                                                      --------     ---------    ---------    ---------
    Prepaid  (accrued) pension cost                     $4,294        $3,536      $(3,305)     $(6,788)
                                                      --------     ---------    ---------    ---------
- --------------------------------------------------------------------------------------------------------

Foreign - April 30 measurement date



                                                            Assets Exceed          Accumulated Benefits
                                                         Accumulated Benefits           Exceed Assets

                                                           1996          1995         1996         1995
- ---------------------------------------------------------------------------------------------------------
Vested benefit obligation                                $71,840       $77,921     $11,082        $10,674
                                                        ---------     --------     --------       -------
Accumulated benefit obligation                            75,227        81,934      11,968         13,033
                                                        ---------     --------     --------       -------
Projected benefit obligation                              82,679        88,868      12,850         14,180
Plan assets at fair value                                 92,065       102,925       3,234          4,219
                                                        ---------     --------     --------      --------
Plan assets in excess of (less than) projected
    benefit obligation                                     9,386        14,057      (9,616)        (9,961)
Unrecognized net (asset) liability at transition          (5,981)       (6,671)       (143)            92
Unrecognized net (gain) loss                              (3,218)       (5,227)        290            764
Additional minimum liability                                                                         (270)
                                                        ---------     --------     --------     ---------
    Prepaid (accrued) pension cost                          $187        $2,159     $(9,469)       $(9,375)
                                                        ---------     --------     --------     ---------

- ---------------------------------------------------------------------------------------------------------

        SFAS 87 "Employers' Accounting for Pensions," required the Company to recognize an additional minimum liability of $3.5 and $1.8 million for the unfunded accumulated benefit obligation in 1996 and 1995, respectively. An equal amount was recognized as an intangible asset in those years. Assumptions used in the computations were:

                                                        1996     1995     1994
- -------------------------------------------------------------------------------
Discount rate:

    Domestic                                            7.25%    8.00%    7.25%
    Foreign                                             7.00%    7.00%    6.00%

Rate of increase in future compensation levels:

    Domestic                                            5.50%    5.50%    5.50%
    Foreign                                             5.50%    5.50%    4.50%

Expected long-term rate of return on plan assets:

    Domestic                                            8.75%    8.75%    8.75%
    Foreign                                             7.00%    7.00%    7.00%
- -------------------------------------------------------------------------------

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

        Net periodic postretirement benefit expense was as follows:

                                       1996          1995           1994
- --------------------------------------------------------------------------
Service cost                             $875          $857         $1,268
Interest cost                           2,673         2,517          3,255
Return on plan assets                    (190)         (219)          (141)
Net amortization and deferral          (3,063)       (2,925)        (1,527)
                                    ---------      --------      ---------
Net periodic postretirement
   benefit expense                       $295          $230         $2,855
                                    ---------      --------      ---------

- --------------------------------------------------------------------------



        The following table sets forth the components of the postretirement benefit obligation:

June 30 measurement date                                  1996         1995
- ------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:

      Retirees                                           $32,050      $22,841
      Fully eligible active plan participants              6,080        6,082
      Other active plan participants                       5,569        5,466
                                                       ---------    ---------
Accumulated postretirement benefit obligation             43,699       34,389
Fair value of plan assets                                  3,865        3,811
                                                       ---------    ---------
Accumulated postretirement benefit obligation in
      excess of plan assets                               39,834       30,578
Unrecognized gain on plan amendment                       16,000       19,060
Unrecognized net loss                                     (9,566)      (1,631)
                                                       ---------    ---------
Accrued postretirement benefit cost                      $46,268      $48,007
                                                       ---------    ---------

- ------------------------------------------------------------------------------




        The accumulated postretirement benefit obligation was determined using an assumed annual health care cost trend rate of 12% for fiscal year 1996 and 11% for fiscal year 1997, and which is assumed to decrease gradually to 6.5% by fiscal year 2006. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated benefit obligation by approximately $4.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for the fiscal year by approximately $400 thousand.

        Assumptions used in the computations were:

                                    1996        1995        1994
- ------------------------------------------------------------------
Discount rate                       7.25%       8.00%       7.25%
Rate of increase in future
     compensation levels            5.50%       5.50%       5.50%
Expected long-term rate of
     return on plan assets          4.30%       4.30%       4.30%

- ------------------------------------------------------------------



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

Note 11 - EXECUTIVE STOCK PLAN

        Under the Company's Executive Stock Plan (the Plan), executives, key employees, and directors may receive grants and/or awards including common stock, restricted stock, options qualifying as incentive or non-qualified stock options and "reload options." Reload options allow a participant to exercise an option and receive new options by exchanging previously acquired common stock for the shares received from the exercise. One new option may be granted for each share exchanged with an exercise price equivalent to the market price at the date of exchange. Accordingly, the issuance of reload options does not result in a greater number of shares potentially outstanding than that reflected in the grant of the original option. Up to 2.0 million shares of the Company's common stock may be issued under the Plan. Pursuant to the Plan, non-qualified and reload options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant. In addition, restricted stock awards of 4,200 shares and 8,550 shares were issued in 1996 and 1995, respectively.

        Options granted under the Plan prior to December 5, 1991 became exercisable one year after date of grant except those granted on December 4, 1991, which became exercisable November 1, 1992. Options granted after December 4, 1991 are fully exercisable six months after the date of grant and qualify for reload options which are also fully exercisable six months after the date of the grant. All options expire ten years after date of grant.

        Further information regarding options in the Plan for 1996, 1995 and 1994 is summarized as follows:



For the year ended:                        1996           1995           1994          Price Range
- -----------------------------------------------------------------------------------------------------
Outstanding, beginning of year           1,295,385       656,064        644,064       $11.06 - 28.00
Granted                                    213,329       717,999         12,000        21.50 - 27.50
Exercised                                 (151,672)      (78,678)                      21.50 - 23.63
                                        ----------     ----------    -----------    -----------------
Outstanding, end of year                 1,357,042     1,295,385        656,064        11.06 - 28.00
Exercisable                              1,287,404     1,235,886        650,064        11.06 - 28.00
Available for future grant               2,790,928     2,307,851      2,334,376
- -----------------------------------------------------------------------------------------------------


        Of those available for future grant, 2,307,231; 1,738,454; and 1,097,929 for 1996, 1995 and 1994, respectively, are reload options.

Note 12 - COMMITMENTS AND OTHER MATTERS

        A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have an adverse effect on the Company. For the years ended June 30, 1996, 1995 and 1994, one customer accounted for revenues of $1.3 billion, $1.1 billion and $900 million, respectively.

        The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At June 30, 1996, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $2.4 million. Other commitments and contingent liabilities were approximately $43 million and relate principally to Common Market guarantees. The Company considers the possibility of loss on any of these guarantees to be remote.

        As part of its financing of purchases of the Brazilian crop, the Company advances funds to its subsidiary under pre-export finance provisions of Brazilian law. When funds are held in Brazil before purchase of the crop, they are invested in U.S. dollar-indexed instruments issued by Brazilian banks. To reduce credit risk, investment limits are established with each bank according to the Company's evaluation of its credit standing. As of March 31, 1996, the date of consolidation of the Company's Brazilian subsidiaries, approximately $138 million was invested among 20 banks and was included in cash and cash equivalents in the Company's June 30, 1996 balance sheet. The carrying value of this investment approximates fair market value. As of June 30, 1996, all such funds had been fully recovered and utilized for crop purchases.

        The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total adjustments, including penalties and interest, approximate $50 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amounts. While it is not feasible to predict the outcome or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

        The Company's operating subsidiaries within each industry segment perform credit evaluations of customers' financial condition prior to the extension of credit. Generally, accounts and notes receivable are not secured with collateral and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements and such amounts have not been material except for the write-off of an account receivable from Iraq in fiscal year 1991 (See Note 3). In the lumber and building product operations in Europe, it is traditional business practice to insure accounts and notes receivable against uncollectibility. At June 30, accounts and notes receivable by operating segment were as follows (in millions of dollars):

                                 1996           1995
- ----------------------------------------------------
Tobacco                           $242          $225
Lumber and Building Products        90           109
Agri-products                       52            59
                               -------        ------
                                  $384          $393
                               -------        ------

- ----------------------------------------------------

Note 13 - DERIVATIVE  FINANCIAL INSTRUMENTS

        The Company's dominant business, tobacco, is generally conducted in U.S. dollars. In most countries the Company funds its major cost, the purchase of green tobacco, in U.S. dollars thereby limiting foreign exchange risk to that which is related to production costs and overhead in the country of tobacco origin.

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

        As of June 30, 1996, the Company, through its subsidiaries, had entered into foreign exchange contracts with a total notional value of approximately $17 million to hedge known transactions. The unrealized gains and losses from these contracts were not material to the Company at June 30, 1996. All such transactions were conducted with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. At June 30, 1996, the carrying value of these derivative financial instruments approximates the fair market value.

Note 14 - UNAUDITED QUARTERLY FINANCIAL DATA

        Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, it is always more meaningful to focus on cumulative rather than quarterly results.


                                                          First       Second       Third       Fourth
                                                         Quarter     Quarter      Quarter      Quarter
- -----------------------------------------------------------------------------------------------------

 1996
    Sales and other operating revenues                  $842,454    $1,032,829   $942,587    $752,358
    Gross profit                                         103,629       149,701    139,531     132,994
    Income before extraordinary item                      10,189        27,403     18,427      15,331
    Net income                                            10,189        27,403     18,427      16,227
    Per common share
        Income before extraordinary item                     .29           .78        .53         .44
        Net income                                           .29           .78        .53         .46
        Cash dividends declared                              .25          .255       .255        .255
    Market price range:  High                             23            24 5/8     28 3/8      28 1/2
                         Low                              21 1/8        20 1/4     22 1/4      23 3/4


 1995

    Sales and other operating revenues                  661,415        969,532    991,270     658,663
    Gross profit                                         94,379        136,594    123,859     107,617
    Net income (loss)                                     3,979         15,505     12,229      (6,074)
    Per common share
        Net income (loss)                                   .11            .44        .35        (.17)
        Cash dividends declared                             .24            .25        .25         .25
    Market price range:  High                            24 3/4         24 1/4     22 1/4      24
                         Low                            $18 3/4        $19 3/4    $18 7/8     $20 3/4
- -----------------------------------------------------------------------------------------------------

        Fiscal 1995 included pre-tax inventory write-downs and provisions related to tobacco operations as follows: second quarter - $6.4 million; third quarter - $3.9 million; fourth quarter - $4.1 million. The fourth quarter of 1995 included a pre-tax restructuring charge of $15.6 million.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Universal Corporation

        We have audited the accompanying consolidated balance sheets of Universal Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

        As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in fiscal year 1994.

/s/ Ernst & Young LLP
Richmond, Virginia
August 1, 1996

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

        Ernst & Young LLP, independent auditors, are retained to audit our financial statements. Their audit provides an objective assessment on how well management discharged its responsibility for fairness in financial reporting.

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


/s/ Hartwell H. Roper

Hartwell H. Roper
Vice President & Chief Financial Officer
August 1, 1996

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the three years ended June 30, 1996, there were no changes in and disagreements between the Company and its independent auditors on any matter of accounting principles, practices or financial statement disclosures.

PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to the caption, "Election of Directors" in the September 18, 1996 Proxy Statement which information is incorporated herein by reference. The following are Executive Officers as of September 18, 1996.

Name                          Position                            Age

H. H. Harrell             Chairman and Chief                       57
                          Executive Officer

A. B. King                President and Chief                      50
                          Operating Officer

H. H. Roper               Vice President and                       48
                          Chief Financial Officer

W. L. Taylor              Vice President and                       55
                          Chief Administrative Officer

D.G. Cohen Tervaert       President and Chairman of the            43
                          Board of Deli Universal, Inc.

J. M. White, III          Secretary and General Counsel            57


There are no family relationships between any of the above officers.

All of the above officers have been employed by the Company in various capacities during the last five years.

ITEM 11.   EXECUTIVE COMPENSATION

Refer to the caption, "Executive Compensation," in the September 18, 1996 Proxy Statement which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Refer to the caption, "Stock Ownership," in the September 18, 1996 Proxy Statement which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to the caption, "Certain Relationships," in the September 18, 1996 Proxy Statement which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)     (1)    The following consolidated financial statements of Universal
               Corporation and Subsidiaries are included in Item 8:

               Consolidated Statements of Income for the years ended June 30, 1996, 1995 and 1994

               Consolidated Balance Sheets at June 30, 1996 and 1995

               Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994

               Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1996, 1995 and
               1994

               Notes to Consolidated Financial Statements for the years ended June 30, 1996, 1995 and 1994

               Report of Ernst & Young LLP, Independent Auditors

        (2)    Financial Statement Schedules:  None

        (3)    List of Exhibits:

               3.1 Restated Articles of Incorporation (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, File No. 1-652).

               3.2 Bylaws (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 1-652).

               4.1 Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to Registrant's Current Report on Form 8-K, dated February 25, 1991, File No. 1-652).

               4.2 Form of Fixed Rate Medium-Term Note, Series A (incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated February 25,1991, File No. 1-652).

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

               4.7 Specimen Common Stock Certificate (incorporated herein by reference to the Registrant's Form S-3, dated February 25, 1993, File No. 1-652).

               4.8 Form of 6 1/2% Note due February 15, 2006 (incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated February 20, 1996, File No. 1-652).

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

               10.9 Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan.*

               10.10 Universal Corporation 1989 Executive Stock Plan, as amended on December 1, 1994 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

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

               10.14 Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, as amended as of June 1, 1995 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal years ended June 30, 1994 and June 30, 1995, File No. 1-652).

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

               12     Ratio of Earnings to Fixed Charges*

               21     Subsidiaries of the Registrant.*

               23     Consent of Ernst & Young LLP.*

               27     Financial Data Schedule.*

               * Filed herewith.

(b)         Reports on Form 8-K

            None filed in the quarter ended June 30, 1996.

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

                                                    (REGISTRANT)

      September 16, 1996           By           /s/ Henry H. Harrell
- ------------------------------        -----------------------------------------
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



                           Chairman, Chief Executive
/s/ Henry H. Harrell          Officer and Director          September 16, 1996
- ---------------------                                       -------------------
    Henry H. Harrell     (Principal Executive Officer)


/s/ Allen B. King         President, Chief Operating        September 17, 1996
- ---------------------         Officer and Director          ------------------
    Allen B. King


/s/ William W. Berry               Director                 September 16, 1996
- ---------------------------                                 -------------------
    William W. Berry

/s/ Wallace L. Chandler            Director                 September 17, 1996
- ---------------------------                                 -------------------
    Wallace L. Chandler

/s/ Richard G. Holder              Director                 September 18, 1996
- ---------------------------                                 -------------------
    Richard G. Holder

/s/ Hubert R. Stallard             Director                 September 17, 1996
- ---------------------------                                 -------------------
    Hubert R. Stallard

/s/ Charles H. Foster, Jr.         Director                 September 17, 1996
- ---------------------------                                 -------------------
    Charles H. Foster, Jr.

/s/ Hartwell H. Roper           Vice President and          September 16, 1996
- ---------------------------   Chief Financial Officer       -------------------
    Hartwell H. Roper

/s/ William J. Coronado        Controller (Principal        September 16, 1996
- ---------------------------     Accounting Officer)         -------------------
    William J. Coronado