Form 10-Q
period 1996-09-30
UNIVERSAL CORP /VA/
filed 1996-11-14
CIK 102037

Page 1 of 10


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 1996

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the Transition Period From _________________ to _____________________


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

Common Stock, No par value-35,057,757 shares outstanding as of November 13, 1996

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three Months Ended September 30, 1996 and 1995

                                                               1996                1995
                                                         ---------------     ---------------
Sales and other operating revenues                           $820,840            $842,454
Costs and expenses
    Cost of goods sold                                        700,301             744,825
    Selling, general and administrative                        71,486              65,127
    Interest                                                   15,911              17,225
                                                         ---------------     ---------------
                                                              787,698             827,177
                                                         ---------------     ---------------
Income before income taxes and other items                     33,142              15,277
    Income taxes                                               13,219               5,806
    Minority interests                                            608                 181
                                                         ---------------     ---------------


Income from consolidated operations                            19,315               9,290
    Equity in net income of unconsolidated affiliates             707                 899

                                                         ---------------     ---------------
Net income                                                   $ 20,022            $ 10,189
                                                         ===============     ===============
Earnings per common share                                        $.57                $.29
                                                         ===============     ===============
Retained earnings - Beginning of period                      $360,273            $323,595
Net income                                                     20,022              10,189
Cash dividends declared ($.255-1996;  $.25-1995)               (8,940)             (8,758)

                                                         ---------------     ---------------
Retained earnings - End of period                            $371,355            $325,026
                                                         ===============     ===============
Average common shares outstanding                          35,056,357          35,030,314

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                          September 30,         June 30,
                                                              1996                1996
                                                         --------------      ---------------
ASSETS
Current
    Cash and cash equivalents                              $   80,296         $  214,782
    Accounts and notes receivable                             464,035            384,278
    Accounts receivable - unconsolidated affiliates             8,539             17,843
    Inventories - at lower of cost or market:
        Tobacco                                               659,693            490,557
         Lumber and building products                         115,898            106,916
        Agri-products                                          58,703             71,145
        Other                                                  12,998             15,373
    Prepaid income taxes                                        7,939              5,867
    Deferred income taxes                                       5,983              5,984
    Other current assets                                       14,925             16,215
                                                          --------------     ---------------
        Total current assets                                1,429,009          1,328,960

Real estate, plant and equipment - at cost
    Land                                                       34,618             33,786
    Buildings                                                 218,660            218,012
    Machinery and equipment                                   427,153            414,141
                                                          --------------     ---------------
                                                              680,431            665,939

        Less accumulated depreciation                         358,540            345,549
                                                          --------------     ---------------
                                                              321,891            320,390

Other assets
    Goodwill                                                  121,437            122,579
    Other intangibles                                          25,752             26,726
    Investments in unconsolidated affiliates                   28,631             27,191
    Deferred income taxes                                      12,861             13,029
    Other noncurrent assets                                    63,272             50,638
                                                          --------------     ---------------
                                                              251,953            240,163
                                                          --------------     ---------------
                                                           $2,002,853         $1,889,513
                                                          ==============     ===============

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                           September 30,          June 30,
                                                               1996                 1996
                                                           ------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
    Notes payable and overdrafts                              $  580,309        $  551,667
    Accounts payable                                             208,408           222,154
    Accounts payable - unconsolidated affiliates                   8,760             6,813
    Customer advances and deposits                               223,805           122,894
    Accrued compensation                                          13,587            18,245
    Income taxes payable                                          22,293            24,061
    Current portion long-term obligations                         81,099            83,348
                                                            -------------      ------------
        Total current liabilities                              1,138,261         1,029,182
Long - term obligations                                          297,318           309,543
Postretirement benefits other than pensions                       46,015            46,268
Other long - term liabilities                                     41,607            44,920
Deferred income taxes                                             18,399            13,846
Minority interests                                                28,812            28,449
Shareholders' equity
    Preferred stock $100 par, 8% cumulative, authorized
        75,000 shares, issued and outstanding 4 shares
    Additional preferred stock, no par value, authorized
        5,000,000 shares, none issued or outstanding
    Common stock, no par value, authorized 50,000,000
        shares, issued and outstanding 35,056,357 shares          76,053            76,053
    Retained earnings                                            371,355           360,273
    Foreign currency translation adjustments                     (14,967)          (19,021)
                                                              -----------      -----------
      Total shareholders' equity                                 432,441           417,305
                                                              -----------      -----------
                                                              $2,002,853        $1,889,513
                                                              ===========      ===========

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1996 and 1995

                                                                              1996             1995
                                                                          -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  20,022        $ 10,189
    Adjustments to reconcile net income to net cash provided
        by operating activities                                                18,300           4,700
    Changes in operating assets and liabilities net of effects from
        purchase of businesses                                               (159,408)        (82,861)
                                                                          -----------      ------------
        Net cash used in operating activities                                (121,086)        (67,972)
                                                                          -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                 (13,000)         (9,500)
    Other                                                                        (100)            700
                                                                          -----------      ------------
        Net cash used in investing activities                                 (13,100)         (8,800)
                                                                          -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of short-term debt - net                                          28,600          12,600
    Issuance (repayment) of long-term debt                                    (20,000)        (15,000)
    Proceeds from minority investment in a subsidiary                               0          10,000
    Dividends paid                                                             (8,900)         (8,800)
                                                                          -----------      ------------
        Net cash used in financing activities                                    (300)         (1,200)
                                                                          -----------      ------------
Net decrease in cash and cash equivalents                                    (134,486)        (77,972)
Cash and cash equivalents at beginning of period                              214,782         158,093
                                                                          -----------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  80,296        $ 80,121
                                                                          ===========      ============

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996

All figures contained herein are unaudited and stated in thousands of dollars

     1) The Company's operating segments of domestic and foreign tobacco, lumber and building products and agri-products are seasonal. Therefore, the results of operations for the three-month period ended September 30, 1996 are not necessarily indicative of results to be expected for the year ending June 30, 1997. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.

     2) The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At September 30, 1996, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $1 million. Other contingent liabilities approximate $53 million and relate principally to Common Market guarantees. The Company considers the possibility of loss on any of these guarantees to be remote.

     3) Amounts in the prior year's statement have been reclassified to be reported on a consistent basis with the current year's presentation.

     4) In the first quarter of fiscal year 1997 the company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which did not and is not expected to have a material impact on results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

               Working capital at September 30, 1996, was $291 million compared to $300 million at June 30, 1996. The 3% decline in working capital was accounted for by increases in current assets of $101 million offset by an increase in current liabilities of $110 million. The most significant increases were accounted for by tobacco inventory (up $170 million) and customer advances (up $101 million). These increases primarily relate to the Company's domestic tobacco operations. Within the U.S., tobacco working capital needs are normally at their lowest point at June 30. In mid to late July, the U.S. flue-cured tobacco markets open and the Company's working capital needs increase. As tobacco is purchased and shipped to factories for processing, inventories generally rise. This increase in inventories is offset by increases in notes payable and/or customer advances. The mix of notes payable and customer advances is dependent on both the Company's and its customers' borrowing capabilities, interest rates and exchange rates. The Company does not purchase tobacco in the United States on a speculative basis; thus the increase in inventory represents tobacco that has been committed to customers.

              Generally the Company's international tobacco operations conduct business in U.S. dollars, thereby limiting foreign exchange risk to local overhead and production costs. Agri-product and lumber operations enter into foreign exchange contracts to hedge firm purchase and sales commitments for terms that are generally less than six months. Interest rate risk is limited because customers in the tobacco business usually pre-finance purchases or pay market rates of interest for inventory purchased on their order.


                  The liquidity and capital resources of the Company at September 30, 1996 remain adequate to support the Company's operations.

Results of Operations

           'Sales and Other Operating Revenues' decreased $22 million or 3% in the quarter. Tobacco revenue decreased by $60 million in the quarter primarily due to a two week delay in the harvesting and marketing of the U.S flue-cured crop. The decline in the U.S. was partially offset by increased foreign tobacco revenues resulting from a combination of strong demand and earlier shipments at customer request.

           Gross profits in the quarter increased almost 23% to $120 million due to improvements realized in tobacco operations. Foreign tobacco operations improved with the major regions reporting operating gains. Customer demand remained firm as world flue-cured and burley production increased. Higher volumes coupled with efficiencies from the Company's cost reduction activities led to improved margins. In the U.S., profits were down due to the aforementioned lower volumes bought and processed. Lumber and building product gross margins improved due to a combination of strong demand and efficient capacity utilization. Agri product gross profits improved due to improved results in spice, merchandising and confectionery seeds.

           'Selling, General and Administrative Expenses' in the quarter increased by 10% compared to last year, primarily reflecting the higher volumes shipped by foreign tobacco operations. Interest expense decreased by 8% due to the effect of lower interest rates on long-term borrowings and timing of receipts from accelerated shipments by foreign operations.

           World tobacco markets continue to reflect growing cigarette consumption and strong leaf demand which provide an opportunity to handle larger leaf volumes as the year progresses. Quarterly comparisons of fiscal 1997 to fiscal 1996 will be more difficult due to the abnormal crop conditions in the U.S., as well as earlier shipments to customers in the Company's foreign operations. A significant portion of the expected improvement in earnings for the year has been realized in the first quarter.

                                       8
Forward Looking Statements

         The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal year 1997 and any interim period to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

         I.       TOBACCO

Operating Factors

                  The financial results of the Company are affected by a number of factors that directly or indirectly impact the tobacco operations of the Company's business. Operating factors that may affect the Company's results of operations include:

                  Competition; Reliance on Significant Customers. The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the firm's ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco from suppliers.

         There are only a few global competitors in the leaf tobacco industry and they are dependent upon a few large tobacco manufacturing customers. The Company's loss of any large or significant customer would have a material adverse effect on the Company's results of operations. The Company has long-term contracts (which under certain circumstances may be amended or terminated) with a few of these customers, and, while there are no formal continuing contracts with the others, the Company has done business with each of its major customers for over 40 years.

         Market Balance. The Company's financial results may be significantly affected by the overall balance of supply and demand for leaf tobacco. Customers purchase tobacco based upon their expectations of future requirements, and those expectations can change from time to time depending upon internal and external factors affecting their business. Trends in the consumption of American Blend cigarettes as well as trends in cigar sales influence manufacturers' expectations and thus their demand for leaf tobacco. Production of tobacco may be significantly affected by fluctuations in the weather in geographically dispersed regions as well as by crop disease. Any material imbalance in the supply and demand for tobacco may impact the Company's results of operations.

                  Methods of Purchasing Tobacco. The Company purchases leaf tobacco from farmers, growers and other suppliers through public auction and privately negotiated contract purchases. In a number of countries, including Brazil, Hungary, Italy and Mexico, where the Company contracts directly with tobacco farmers, in some cases before harvest, the Company takes the risk that the delivered quality and quantity will meet market requirements.

         Timing of Customer Shipments. The Company generally recognizes sales and revenue from tobacco operations at the time that title to the tobacco passes to the customer, which is usually upon shipment. Since individual shipments may be large and since the customer typically specifies shipping dates, the Company's financial results for any period may vary significantly.

Governmental Factors

         The Company's tobacco business is heavily regulated by federal, state and local governments in the United States and by foreign governments in jurisdictions where the Company operates. Governmental factors that may affect the Company's results of operations include:

         Government Efforts to Reduce Tobacco Consumption. The United States government has taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products. These activities have included: (1) the U.S. Environmental Protection Agency's decision to classify environmental tobacco smoke as a "Group A" (known human) carcinogen; (2) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to ban smoking in the work place; (3) proposals by the U.S. Food and Drug Administration to regulate nicotine as a drug and sharply restrict cigarette advertising and promotion; (4) proposals to increase the U.S. excise tax on cigarettes; and (5) the recently announced policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products. Numerous other legislative and regulatory anti-smoking measures have also been proposed at the federal, state and local levels.

         In addition, a number of foreign governments have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the U.S. For example, advertising and promotion of cigarettes has been banned or severely restricted for several years in Australia, Canada, Finland, France, Italy, Singapore and a number of other countries.

         The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect the Company's business. Although the trend in the United States generally has been toward decreased consumption of cigarettes, cigar sales have increased significantly in recent years and the overall worldwide consumption of tobacco products (particularly those products using the milder American Blend of tobacco over dark tobacco) has continued to grow steadily. However, a significant decrease in overall worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company's products and services and adversely affect the Company's results of operations.

         Political Uncertainties in Foreign Tobacco Operations. The Company's international operations are subject to uncertainties and risks relating to the political stability or instability of certain foreign governments, principally in developing and emerging markets, and to the effects of changes in the trade policies and economic regulation of foreign governments. These uncertainties and risks include the effects of war, insurrection, expropriation or nationalization of assets, undeveloped or antiquated commercial laws, subsidies for local tobacco concerns, licenses to conduct business in foreign jurisdictions, import and export restrictions, the imposition of excise and other taxes on tobacco, monetary and exchange controls, inflationary economies, and restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. The Company has substantial capital investments in Brazil and in Africa and the profitability of these operations can materially affect the Company's net profit from tobacco operations.

         United States Trade Policies. The United States price support system is an industry-funded program that is administered by the U.S. government. The effect of the price support system has been to increase the cost of domestic tobacco relative to most foreign tobacco, resulting in a decline in exports of domestic tobacco. In 1995, Congress repealed certain domestic content legislation that had required that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco and replaced it with a less restrictive tariff rate import quota system, which was also designed to assist domestic tobacco growers. It is not possible to predict the extent to which future trade policies or other governmental activities might affect the Company's business.

         Tax Matters. The Company through its subsidiaries is subject to the tax laws of many jurisdictions, and from time to time contests assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect the Company's net profit as can the resolution of various pending and contested tax issues.

Health Issues; Public Sentiment; Industry Litigation

         Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, together with decreased social acceptance of smoking and increased pressure from anti-smoking groups, have had an ongoing adverse effect on sales of tobacco products. A significant decrease in sales of tobacco products brought about by health concerns, decreased social acceptance or other factors would reduce demand for the Company's products and services and adversely affect the Company's results of operations.

         In addition, litigation is pending against manufacturers of consumer tobacco products seeking damages for health problems alleged to have resulted from the use of tobacco in various forms. This includes the recent filings of lawsuits against cigarette manufacturers by several states in the United States seeking reimbursement of Medicaid and other expenditures by such states claimed to have been made to treat diseases allegedly caused by cigarette smoking. Neither the Company nor, to the Company's knowledge, any other leaf merchant is a party to this litigation. It is not possible to predict the outcome of such litigation or what effect adverse determinations in pending or future litigation against manufacturers might have on the business of the Company.

Financial Factors

        Financial factors that may affect the Company's results of operations include:

         Extensions of Credit. Although the Company's credit experience in its tobacco operations has been excellent and extensions of credit to customers are carefully evaluated, a significant delay in payment or write-off of amounts due the Company could adversely affect the Company's results. In addition, crop advances to farmers are generally secured by the farmer's agreement to deliver green tobacco; in the event of crop failure, such deliveries could be delayed until the next season. Funds held by subsidiaries are generally invested in local banks or loaned to other subsidiaries. To reduce credit risk, investment limits are established with each bank according to the Company's evaluation of credit standing.

         Fluctuations in Foreign Currency Exchange Rates. The Company's tobacco business is generally denominated in U.S. dollars, as is the business of the industry as a whole. Accordingly, there is minimal currency risk related to the sale of tobacco, and the Company funds its purchases of local crops for export in U.S. dollars. However, local country operating costs, including processing costs, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.

         Interest Rates. Interest rate risk in the Company's tobacco operations is limited because customers usually pre-finance purchases or pay market rates of interest for inventory purchased on their order. However, on a short term basis, the Company may be exposed to interest rate fluctuations if customers delay shipments of tobacco such that the timing of revenue recognition does not match the timing of the related expense.

II.      LUMBER AND BUILDING PRODUCTS

         The Company's lumber and building products business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. The business is also subject to exchange risks and other normal market and operational risks associated with lumber operations centered in Europe, including economic conditions in the countries where the Company is located and related trends in the building and construction industry.

III.     AGRI-PRODUCTS

          The agri-products business is affected by operating and other factors that are similar to those that affect the Company's tobacco operations, including crop risks and market balance, and to governmental factors such as political uncertainties in countries of crop origin.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on October 22, 1996 the following matter was voted on:

         To elect four Directors to serve for a three-year term and one Director to serve for a two-year term.

         All nominees for Director were elected.

                                       12
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 11,1996                           UNIVERSAL CORPORATION
      ----------------                      -------------------------------
                                                      (Registrant)

                                                 /s/ Hartwell H. Roper
                                            -------------------------------
                                         Hartwell H. Roper, Vice President and
                                                  Chief Financial Officer

                                                 /s/ William J. Coronado
                                            -------------------------------
                                            William J. Coronado, Controller
                                             (Principal Accounting Officer)