Form 10-Q/A
period 1996-09-30
UNIVERSAL CORP /VA/
filed 1996-12-02
CIK 102037

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

For the Transition Period From___________________to___________________


Commission file number  1-652


                              UNIVERSAL CORPORATION
             (Exact name of Registrant as specified in its charter)


           VIRGINIA                                             54-0414210
(State or other jurisdiction of                             (I.R. S. Employer
incorporation or organization)                            Identification Number)


      1501 North Hamilton Street, Richmond, Virginia            23230
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


Common Stock, No par value-35,056,357 shares outstanding as of December 1, 1996

PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit

            12       Ratio of Earnings to Fixed Charges

      (b)   Reports on Form 8-K

            None filed for the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: December 1, 1996                          UNIVERSAL CORPORATION
                                                     (Registrant)





                                               / s / Hartwell H. Roper
                                        -------------------------------------
                                        Hartwell H. Roper, Vice President and
                                               Chief Financial Officer

                                              / s / William J. Coronado
                                        -------------------------------------
                                           William J. Coronado, Controller
                                            (Principal Accounting Officer)