Form 10-Q
period 1996-12-31
UNIVERSAL CORP /VA/
filed 1997-02-12
CIK 102037

Page 1 of 12




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 1996
                     -----------------

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the Transition Period From_________________to_________________________


Commission file number  1-652
                        -----

                              UNIVERSAL CORPORATION
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           VIRGINIA                                             54-0414210
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

   1501 North Hamilton Street, Richmond, Virginia                 23230
-----------------------------------------------------        ----------------
         (Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code - (804) 359-9311
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes     X     No
                                                         --------     --------

Common Stock, No par value - 35,060,516 shares outstanding as of February 12,
1997

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Six Months Ended December 31, 1996 and 1995


                                                                         Three Months                           Six Months
                                                                    1996               1995               1996              1995
                                                                -------------------------------       ------------------------------
Sales and other operating revenues .......................      $  1,337,221       $  1,035,616       $  2,158,061     $  1,875,283

Costs and expenses
    Costs of goods sold ..................................         1,185,082            892,008          1,885,383        1,636,833
    Selling, general and administrative ..................            77,049             76,750            148,535          141,877
    Interest .............................................            18,344             17,874             34,255           32,312
                                                                ------------       ------------       ------------     ------------
                                                                   1,280,475            986,632          2,068,173        1,811,022
                                                                ------------       ------------       ------------     ------------

Income before income taxes and other items ...............            56,746             48,984             89,888           64,261
    Income taxes .........................................            22,736             19,903             35,955           25,709
    Minority interests ...................................             3,341              2,684              3,949            2,865
                                                                ------------       ------------       ------------     ------------


Income from consolidated operations ......................            30,669             26,397             49,984           35,687
    Equity in net income of unconsolidated affiliates ....               733              1,006              1,440            1,905
                                                                ------------       ------------       ------------     ------------

Net income ...............................................      $     31,402       $     27,403       $     51,424     $     37,592
                                                                ============       ============       ============     ============

Earnings per common share ................................      $        .90       $        .78       $       1.47     $       1.07
                                                                ============       ============       ============     ============

Retained earnings - Beginning of period ..................                                            $    360,273     $    323,595
Net income ...............................................                                                  51,424           37,592
Cash dividends declared ($.520-1996; $.505-1995) .........                                                 (17,879)         (17,693)
                                                                                                      ------------     ------------
Retained earnings - End of period ........................                                            $    393,818     $    343,494
                                                                                                      ============     ============

Average common shares outstanding ........................                                              35,060,516        35,032,284

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS





                                                     December 31,   June 30,
                                                         1996         1996
                                                      ----------   ----------
ASSETS

Current
    Cash and cash equivalents .....................   $   93,127   $  214,782
    Accounts and notes receivable .................      515,377      384,278
    Accounts receivable - unconsolidated affiliates       10,324       17,843
    Inventories - at lower of cost or market:
        Tobacco ...................................      762,242      490,557
        Lumber and building products ..............      108,254      106,916
        Agri-products .............................       58,695       71,145
        Other .....................................       11,526       15,373
    Prepaid income taxes ..........................        4,796        5,867
    Deferred income taxes .........................        5,983        5,984
    Other current assets ..........................       12,940       16,215
                                                      ----------   ----------
        Total current assets ......................    1,583,264    1,328,960

Real estate, plant and equipment - at cost
    Land ..........................................       33,212       33,786
    Buildings .....................................      220,621      218,012
    Machinery and equipment .......................      433,649      414,141
                                                      ----------   ----------
                                                         687,482      665,939
        Less accumulated depreciation .............      366,244      345,549
                                                      ----------   ----------
                                                         321,238      320,390

Other assets
    Goodwill ......................................      120,186      122,579
    Other intangibles .............................       25,452       26,726
    Investments in unconsolidated affiliates ......       28,318       27,191
    Deferred income taxes .........................        4,891       13,029
    Other noncurrent assets .......................       68,835       50,638

                                                      ----------   ----------
                                                         247,682      240,163
                                                      ----------   ----------

                                                      $2,152,184   $1,889,513
                                                      ==========   ==========

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                                           December 31,     June 30,
                                                              1996            1996
                                                           -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts .......................   $   583,039    $   551,667
    Accounts payable ...................................       281,888        222,154
    Accounts payable - unconsolidated affiliates .......         9,251          6,813
    Customer advances and deposits .....................       276,992        122,894
    Accrued compensation ...............................        16,065         18,245
    Income taxes payable ...............................        21,686         24,061
    Current portion long-term obligations ..............        81,063         83,348
                                                           -----------    -----------
        Total current liabilities ......................     1,269,984      1,029,182

Long - term obligations ................................       299,696        309,543

Postretirement benefits other than pensions ............        45,759         46,268

Other long - term liabilities ..........................        39,992         44,920

Deferred income taxes ..................................        17,058         13,846

Minority interests .....................................        28,871         28,449

Shareholders' equity
    Additional preferred stock, no par value, authorized
        5,000,000 shares, none issued or outstanding
    Common stock, no par value, authorized 50,000,000
        shares, issued and outstanding 35,060,516 shares
       (35,056,357 at June 30,1996) ....................        76,336         76,053
    Retained earnings ..................................       393,818        360,273
    Foreign currency translation adjustments ...........       (19,330)       (19,021)
                                                           -----------    -----------
        Total shareholders' equity .....................       450,824        417,305
                                                           -----------    -----------

                                                           $ 2,152,184    $ 1,889,513
                                                           ===========    ===========

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1996 and 1995


                                                                         1996         1995
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ....................................................   $  51,424    $  37,592
    Adjustments to reconcile net income to net cash provided
        by operating activities ...................................      39,200       22,200
    Changes in operating assets and liabilities net of effects from
        purchase of businesses ....................................    (194,959)      (4,594)
                                                                      ---------    ---------

        Net cash provided by (used in) operating activities .......    (104,335)      55,198
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment .....................     (25,300)     (17,700)
    Purchase of businesses (net of cash acquired) .................                  (17,600)
    Other .........................................................                   (2,300)
                                                                      ---------    ---------

        Net cash used in investing activities .....................     (25,300)     (37,600)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of (repayment) short-term debt - net .................      31,400      (15,000)
    Repayment of long-term debt ...................................     (20,000)     (21,800)
    Issuance of long-term debt ....................................      14,200       16,300
    Proceeds from minority investment in a subsidiary .............                   10,000
    Issuance of common stock ......................................         280           50
    Dividends paid ................................................     (17,900)     (17,500)
                                                                      ---------    ---------

        Net cash provided by (used in) financing activities .......       7,980      (27,950)
                                                                      ---------    ---------

Net decrease in cash and cash equivalents .........................    (121,655)     (10,352)
Cash and cash equivalents at beginning of period ..................     214,782      158,093
                                                                      ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................   $  93,127    $ 147,741
                                                                      =========    =========

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996


All figures contained herein are unaudited and stated in thousands of dollars, except per share data and the number of average common shares outstanding.

1) The operations of segments; domestic and foreign tobacco, lumber and building products and agri-products are seasonal. Therefore, the results of operations for the six-month period ended December 31, 1996 are not necessarily indicative of results to be expected for the year ending June 30, 1997. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.

2) The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At December 31, 1996, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $4 million. Other contingent liabilities approximate $52 million and relate principally to Common Market guarantees. The Company considers the possibility of loss on any of these guarantees to be remote.

3) Amounts in the prior year's statement have been reclassified to be reported on a consistent basis with the current year's presentation.

4) In the first quarter of fiscal year 1997 the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this standard did not and is not expected to have a material impact on results of operations or financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Working capital at December 31, 1996, was $313 million compared to $300 million at June 30, 1996. The net change in working capital was accounted for by increases in current assets of $254 million offset by an increase in current liabilities of $241 million. Accounts receivable, tobacco inventory and customer advances account for the majority of the increases in the respective categories. The increases primarily represent purchases of crops that have not been processed and/or not shipped due to customer requirements. In the U.S., tobacco working capital needs at December 31 represent a combination of unshipped processed flue-cured tobacco plus burley tobacco purchases from mid-November. Approximately 70% of the U.S. burley crop is purchased by the dealer industry in November and December with processing continuing through the spring. Leaf purchases are normally financed with a combination of customers advances, accounts payable, and lines of credit. The mix of notes payable and customer advances is dependent on both the Company's and its customers' borrowing capabilities, interest rates, and exchange rates. U.S. tobacco inventories are typically at their lowest point at June 30. Generally, the Company does not purchase tobacco in the U.S. on a speculative basis; thus the increase in inventory, related to domestic inventories, represents tobacco that has been committed to customers.

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

         The liquidity and capital resources of the Company at December 31, 1996 remain adequate to support its businesses.

Results of Operations

         'Sales and Other Operating Revenues' increased $302 million or 29% in the quarter. As reported in the first quarter the U.S. flue-cured crop was harvested about two weeks later than normal. The delay resulted in an increase in the the volume of crop handled in the second quarter. For the six-month period volume handled increased. Total tobacco revenues were up in the quarter and six-month period $270 million and $220 million, respectively. In addition to the higher volumes of U.S. crop handled in the quarter, foreign tobacco sales were also up. Non-tobacco operating revenues, benefiting from improved market conditions, were up in both periods.

         Operating profits, before interest and income taxes, in the quarter increased over 12 % to $75 million and increased by 30% to $124 million for the six months, principally due to improvements realized in foreign tobacco and lumber operations. Improved foreign tobacco results mitigated a comparative decline in the U.S. which was due to shipments of old crop inventory last year as well as a delay in shipments for the current year. For the six months, foreign tobacco operations improved, with virtually all of the operating regions reporting improved results. Customer demand remained firm as world flue-cured and burley production increased, and higher volumes coupled with efficiencies from the Company's continuing cost reduction efforts led to improved margins. Lumber and building products operating profits were up in both periods due to improved softwood prices, good demand from the construction industry and strong growth in the do-it-yourself sector. Results in agri-products were in line with expectations. Spices and merchandising registered good gains while pressure on margins reduced tea earnings in the quarter.

         'Selling, General and Administrative Expenses' for the year were up less than 5% reflecting increased foreign tobacco shipments. Interest expense was up 6% year-to-date principally reflecting the increased working capital needs in the first six months of the fiscal year that were supported by short-term borrowings.

         The improved supply and demand situation in world tobacco markets and strong demand for the American blend cigarette has enabled the company to handle increased leaf volumes in the current year. The strong performance by the company for the six month period is a reflection of these market conditions. Quarterly comparisons continue to be complicated by abnormal crop conditions in the U.S. (including the effects of two hurricanes) and the timing of shipments to customers. However, we do anticipate further growth in earnings over the second half of the fiscal year.

Reference is made to Items 1 and 7 and the Notes to the Consolidated Financial Statements in Item 8 of the Company's Form 10-K for the fiscal year ended June 30, 1996 and to Item 2 "Forward Looking Statements" on pages 8 through 11 of the Company's Form 10-Q for the first quarter ended September 30, 1996, regarding important factors that would cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in Item 2 of this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: February 12, 1997                          UNIVERSAL CORPORATION
                                    --------------------------------------------
                                                      (Registrant)


                                         /s/ Hartwell H. Roper
                                    --------------------------------------------
                                         Hartwell H. Roper, Vice President and
                                                Chief Financial Officer



                                         /s/ William J. Coronado
                                    --------------------------------------------
                                            William J. Coronado, Controller
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

12.                                 Ratio of Earnings to Fixed Charges

27.                                 Financial Data Schedule