Form 10-Q
period 1997-03-31
UNIVERSAL CORP /VA/
filed 1997-05-08
CIK 102037

Page 1 of 12


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 1997
                     --------------
                                       OR

[   ]    Transition  Report  Pursuant to Section 13 or 15 (d) of the  Securities
         Exchange Act of 1934

For the Transition Period From _____________________ to _______________________


Commission file number  1-652
                        -----

                              UNIVERSAL CORPORATION
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             VIRGINIA                                         54-0414210
-----------------------------------                   --------------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)

   1501 North Hamilton Street, Richmond, Virginia                     23230
----------------------------------------------------             --------------
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
                                                     Yes     X     No
                                                         -------      --------

Common Stock, No par value - 35,085,332 shares outstanding as of May 7, 1997

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Nine Months Ended March 31, 1997 and 1996

                                                                     Three Months                            Nine Months
                                                            1997                 1996                 1997                1996
                                                       -----------------    -----------------    ---------------     ---------------
Sales and other operating revenues                          $1,013,715            $942,587           $3,171,776         $2,817,870

Costs and expenses
    Costs of goods sold                                        871,895             811,723            2,757,278          2,448,556
    Selling, general and administrative                         83,123              77,258              231,658            219,135
    Interest                                                    15,243              19,474               49,498             51,786
                                                       -----------------    -----------------    ---------------     --------------
                                                               970,261             908,455            3,038,434          2,719,477
                                                       -----------------    -----------------    ---------------     --------------

Income before income taxes and other items                      43,454              34,132              133,342             98,393
    Income taxes                                                17,381              13,639               53,336             39,348
    Minority interests                                           1,694               2,752                5,643              5,617
                                                       -----------------    -----------------    ---------------     --------------


Income from consolidated operations                             24,379              17,741               74,363             53,428
    Equity in net income of unconsolidated                       3,235                 686                4,675              2,591
affiliates
                                                       -----------------    -----------------    ---------------     --------------

Net income                                                     $27,614            $ 18,427              $79,038            $56,019
                                                       =================    =================    ===============     ==============

Earnings per common share                                         $.79                $.53                $2.25              $1.60
                                                       =================    =================    ===============     ==============

Retained earnings - Beginning of period                                                                $360,273           $323,595
Net income                                                                                               79,038             56,019
Cash dividends declared ($.785-1997; $.760-1996)                                                        (27,176)           (26,629)
                                                                                                 ---------------     --------------
Retained earnings - End of period                                                                      $412,135           $352,985
                                                                                                 ===============     ==============

Average common shares outstanding                                                                    35,068,788         35,035,516

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                                  March 31,          June 30,
                                                                                                   1997                1996
                                                                                             ----------------   -----------------
ASSETS

Current
    Cash and cash equivalents                                                                       $133,366            $214,782
    Accounts and notes receivable                                                                    597,352             384,278
    Accounts receivable - unconsolidated affiliates                                                   15,156              17,843
    Inventories - at lower of cost or market:
        Tobacco                                                                                      621,617             490,557
        Lumber and building products                                                                 109,368             106,916
        Agri-products                                                                                 64,364              71,145
        Other                                                                                         13,100              15,373
    Prepaid income taxes                                                                               2,539               5,867
    Deferred income taxes                                                                              5,993               5,984
    Other current assets                                                                              20,664              16,215
                                                                                             ----------------   -----------------
        Total current assets                                                                       1,583,519           1,328,960


Real estate, plant and equipment - at cost
    Land                                                                                              33,775              33,786
    Buildings                                                                                        220,202             218,012
    Machinery and equipment                                                                          431,334             414,141
                                                                                             ----------------   -----------------
                                                                                                     685,311             665,939
        Less accumulated depreciation                                                                370,019             345,549
                                                                                             ----------------   -----------------
                                                                                                     315,292             320,390
Other assets
    Goodwill                                                                                         118,523             122,579
    Other intangibles                                                                                 24,887              26,726
    Investments in unconsolidated affiliates                                                          30,224              27,191
    Deferred income taxes                                                                             13,440              13,029
    Other noncurrent assets                                                                           74,893              50,638
                                                                                             ----------------   -----------------
                                                                                                     261,967             240,163
                                                                                             ----------------   -----------------
                                                                                                  $2,160,778          $1,889,513
                                                                                             ================   =================

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,           June 30,
                                                                                                1997                1996
                                                                                          ---------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                                                                $595,092            $551,667
    Accounts payable                                                                             305,157             222,154
    Accounts payable - unconsolidated affiliates                                                  11,564               6,813
    Customer advances and deposits                                                               276,496             122,894
    Accrued compensation                                                                          14,659              18,245
    Income taxes payable                                                                          20,201              24,061
    Current portion long-term obligations                                                         32,592              83,348
                                                                                          ---------------     ---------------
        Total current liabilities                                                              1,255,761           1,029,182

Long - term obligations                                                                          296,735             309,543

Postretirement benefits other than pensions                                                       45,504              46,268

Other long - term liabilities                                                                     42,475              44,920

Deferred income taxes                                                                             27,755              13,846

Minority interests                                                                                30,294              28,449

Shareholders' equity
    Additional preferred stock, no par value, authorized
        5,000,000 shares, none issued or outstanding
    Common stock, no par value, authorized 50,000,000
        shares, issued and outstanding 35,085,332 shares
       (35,056,357 at June 30,1996)                                                               76,336              76,053
    Retained earnings                                                                            412,135             360,273
    Foreign currency translation adjustments                                                     (26,217)            (19,021)
                                                                                          ---------------     ---------------
        Total shareholders' equity                                                               462,254             417,305
                                                                                          ---------------     ---------------

                                                                                              $2,160,778          $1,889,513
                                                                                          ===============     ===============

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 1997 and 1996


                                                                                                   1997               1996
                                                                                              -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                     $79,038              $56,019
    Adjustments to reconcile net income to net cash provided
        by operating activities                                                                     51,000               34,600
    Changes in operating assets and liabilities net of effects from
        purchase of businesses                                                                    (133,934)             (21,257)
                                                                                              -------------     ----------------

        Net cash provided by (used in) operating activities                                         (3,896)              69,362
                                                                                              -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                                      (35,700)             (25,500)
    Purchase of businesses (net of cash acquired)                                                                       (17,600)
    Other                                                                                                                (2,100)
                                                                                              -------------     ----------------

        Net cash used in investing activities                                                      (35,700)             (45,200)
                                                                                              -------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of (repayment) short-term debt - net                                                   43,400              (80,300)
    Repayment of long-term debt                                                                    (76,900)             (27,400)
    Issuance of long-term debt                                                                      18,600              117,200
    Proceeds from minority investment in a subsidiary                                                                    10,000
    Issuance of common stock                                                                           280                   50
    Dividends paid                                                                                 (27,200)             (26,500)
                                                                                              -------------     ----------------

        Net cash provided by (used in) financing activities                                        (41,820)              (6,950)
                                                                                              -------------     ----------------

Net decrease in cash and cash equivalents                                                          (81,416)              17,212
Cash and cash equivalents at beginning of period                                                   214,782              158,093
                                                                                              -------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $133,366             $175,305
                                                                                              =============     ================

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997


All figures contained herein are unaudited and stated in thousands of dollars, except per share data and the number of average common shares outstanding.

1) The operations of segments; domestic and foreign tobacco, lumber and building products and agri-products are seasonal. Therefore, the results of operations for the nine-month period ended March 31, 1997 are not necessarily indicative of results to be expected for the year ending June 30, 1997. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.

2) The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At March 31, 1997, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $6 million. Other contingent liabilities approximate $48 million and relate principally to Common Market guarantees. The Company considers the possibility of loss on any of these guarantees to be remote.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Working capital at March 31, 1997, was $328 million compared to $300 million at June 30, 1996. The net change in working capital was accounted for by increased tobacco inventory and accounts receivable, net of higher customer deposits and accounts payable supporting the increase in current assets. Within domestic tobacco operations, the June 30 balance sheet normally reflects the low point in the annual operating cycle. At March 31, domestic tobacco inventories represent processed tobacco awaiting shipment to customers. Inventory levels fluctuate from quarter to quarter depending on customer requirements. While the inventory of domestic tobacco operations is normally higher at March compared to June, major foreign tobacco origins such as Africa and Brazil are lower. However, a portion of the increase in accounts receivable represents advances of funds to farmers for fertilizer and seeds that will be recovered when the farmers deliver their crops in the upcoming quarter. Generally, the Company does not purchase tobacco in the U.S. on a speculative basis; thus the increase in inventory, related to domestic inventories, for the most part represents tobacco that has been committed to customers.

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

         The liquidity and capital resources of the Company at March 31, 1997 remain adequate to support its businesses. In January 1997, the Company repaid at maturity $50 million of medium term notes that carried an average interest rate of 7.3%.

Results of Operations

         'Sales and Other Operating Revenues' increased $71 million or 7.5% in the quarter. In the quarter higher tobacco sales were partially offset by lower lumber and building product sales that reflected cold weather in Holland, an unfavorable economic climate in Belgium and a stronger U.S. dollar. Year-to-date revenues were up $354 million or over 12.5% compared to last year. All three operating segments had higher year-to-date sales, with tobacco operations accounting for over 85% of the increase in the current year. Tobacco sales continue to reflect improved market conditions, while lumber and building product sales showed improvement in regional and industrial sales.

         Operating profits, before interest, in the quarter increased almost 10% to $59 million, principally due to improvements realized in foreign tobacco. The year-to-date operating profit increase of over 20% to $183 million benefited from both improved foreign tobacco and lumber operations. Foreign tobacco operating results were strong due to a combination of higher volumes and margins plus benefits from the company's continuing cost reduction plan. Dark tobacco operations reported improved operating results on increased sales and margins. Demand for dark air-cured tobacco exceeds supply as manufacturers seek to keep pace with the significant increase in cigar consumption in the U.S. and, to a lesser extent, abroad. Agri-product earnings comparisons were flat for both the quarter and for the nine-month period. While tea results were lower on margin pressure and an inadequate supply of higher grade teas, confectionery sunflower seeds and spices performed well.

         'Selling, General and Administrative Expenses' for the year were up less than 6% reflecting increased foreign tobacco shipments. Interest expense was down slightly year-to-date reflecting increased financing by customer advances. In the quarter interest expense includes a reclassification of approximately $2.7 million, which reduced both revenues and interest expense but had no effect on earnings.

         The outlook for next year is positive. Customer interest appears to be strong for tobaccos in Brazil and Africa where marketing of the 1996/97 crops is currently in progress. The results from these crops will be reflected in fiscal year 1998. Larger flue-cured and burley crops are anticipated in the United States, which should enable the company to purchase and process larger leaf volumes and improve profitability for the coming fiscal year. The lumber distribution and agri-products segments continue to perform well, and company-wide efforts to reduce costs and improve efficiency are producing positive results.

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





Date: May 7, 1997                              UNIVERSAL CORPORATION
                                                    (Registrant)



                                      /s/   Hartwell H. Roper
                                   ---------------------------------------------
                                       Hartwell H. Roper, Vice President and
                                              Chief Financial Officer



                                      /s/   William J. Coronado
                                   ---------------------------------------------
                                          William J. Coronado, Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------
12.                                 Ratio of Earnings to Fixed Charges
27.                                 Financial Data Schedule