Form 10-K405
period 1997-06-30
UNIVERSAL CORP /VA/
filed 1997-09-25
CIK 102037

Page 1 of 64

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended  June 30, 1997
                          ----------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to                 .
                               ---------------    ----------------

                          Commission file number 1-652
                                                -------

                              UNIVERSAL CORPORATION
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           VIRGINIA                                              54-0414210
 ------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


    1501 North Hamilton Street, Richmond, Virginia                 23230
-----------------------------------------------------           -----------
       (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code  (804) 359-9311

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
         Title of each class                           on which registered
   -------------------------------                  ------------------------

   Common Stock, no par value                               New York
   -------------------------------                  ------------------------

   Preferred Share Purchase Rights                             N/A
   -------------------------------                  ------------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by "X" mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90  days.     Yes  X    No
                                            -----    -----

Indicate by "X" mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

The aggregate market value of Registrant's voting stock held by non-affiliates was $1,291,000,000 and the total number of shares of common stock outstanding was 35,139,138 at September 23, 1997.


                      INFORMATION INCORPORATED BY REFERENCE

Certain information in the September 22, 1997, Proxy Statement for the Annual Meeting of Shareholders of Registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS

A.       The Company

Universal Corporation (which together with its subsidiaries is referred to herein as "Universal" or the "Company") is the world's largest independent leaf tobacco merchant and has additional operations in agri-products and the distribution of lumber and building products. Universal's tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended June 30, 1997, such operations accounted for 74% of revenues and 84% of operating profits. Its agri-products and lumber and building products operations accounted for 12% and 14% of revenues and 5% and 11% of operating profits, respectively, during the same period. See Note 4 to Consolidated Financial Statements for additional business segment and geographical information.

B.       Description of Tobacco Business

General

Universal's tobacco business involves selecting, buying, shipping, processing, packing, storing and financing leaf tobacco in the United States and other tobacco growing countries for the account of, or for resale to, manufacturers of tobacco products throughout the world. Universal does not manufacture cigarettes or other consumer tobacco products. Most of the Company's tobacco revenues are derived from sales of processed tobacco and from fees and commissions for specific services for its customers.

The Company's sales consist primarily of flue-cured and burley tobaccos that, along with oriental tobaccos, are the major ingredients in American blend cigarettes. American blend cigarettes are enjoying increasing popularity among consumers in many parts of the world. Consumption of cigarettes generally has been declining in the U.S. and certain industrialized countries and the Company expects this trend to continue in the future. At the same time, consumption in many developing countries has increased and, as a result of the elimination of trade barriers in Far Eastern markets and the opening of markets in Eastern and Central Europe, a significant number of the world's tobacco markets are more open to trade as compared to ten years ago. More important, American blend cigarettes have recently gained market share in many foreign markets, including those in Asia, Europe and the Middle East and the demand for flue-cured, burley and oriental tobaccos has risen accordingly.

Processing of leaf tobacco is an essential service to the Company's customers, the tobacco product manufacturers, because the quality of the processed leaf tobacco substantially affects the cost and quality of their products. The Company's processing of leaf tobacco includes grading in the factories, blending, separation of leaf lamina from the stems and packing to precise moisture targets for proper aging. To accomplish these tasks according to exacting customer specifications requires considerable skill and significant investment in plants and machinery.

Universal estimates that in fiscal year 1997 it purchased or processed nearly 39% of the flue-cured and burley tobacco produced in the principal export markets of these tobaccos: United States, Brazil, Zimbabwe and Malawi. In addition, Universal maintains a presence, and in certain cases, a leading presence, in virtually all other tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its broad market presence, its development of processing equipment and technologies, its financial position, its ability to meet customer demand and long standing relationships with customers. For a description of the factors that may affect Universal's operating revenues - See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that may Affect Future Results."

Universal also has a leading position in worldwide dark tobacco markets. Its operations are located in the major producing countries, (i.e., the United States, the Dominican Republic, Indonesia and northern Brazil) and other markets. Dark tobaccos are typically used for cigars and smokeless tobacco products. After decades of sales volume declines, the U.S. cigar industry has experienced recent growth, particularly in the premium segment of the market.

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

In the United States, flue-cured and burley tobacco is generally sold at public auction to the highest bidder. In addition, the price of such tobacco is supported under an industry-funded federal government program that also restricts tobacco production through a quota system. The price support system has caused U.S. grown tobacco to be more expensive than most non-U.S. tobacco, resulting in a declining trend in exports. Industry leaders continue to explore options including program changes to improve the competitive position of U.S. tobacco. Other factors affecting the competitive position of U.S. tobacco in the world market include the efficiency of the marketing system, relative costs of production and leaf quality in the United States and in foreign countries.

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

Foreign Tobacco Business

Universal's business of selecting, buying, shipping, processing, packing, storing, financing and selling tobacco is also carried out in varying degrees in a number of foreign countries including Argentina, Brazil, Canada, Colombia, the Dominican Republic, Ecuador, France, Germany, Greece, Guatemala, Hungary,

India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People's Republic of China, the Philippines, Poland, the Republics of the former Soviet Union, Spain, Switzerland, Tanzania, Thailand, Turkey, Uganda, the United Kingdom, Zambia and Zimbabwe.

In a number of countries, including Brazil, Hungary, Italy and Mexico, Universal contracts directly with tobacco farmers, in some cases before harvest, and thereby takes the risk that the delivered quality and quantity will not meet market requirements. The price may be set by negotiation with farmers' groups or with agencies of the local government. In some countries, Universal also provides agronomy services and crop advances for seed, fertilizer and other supplies. Tobacco in Zimbabwe, Malawi and Canada, and to a certain extent in India, is purchased under an auction system.

The Company has made substantial capital investments in Brazil and in Africa and the profitability of these operations can materially affect the Company's tobacco operating profits. The Company recently acquired a leaf processing plant in Tanzania, and a processing plant together with an agronomy and leaf buying units in Poland. See "Properties."

Sales to foreign customers are made by Universal's sales force and through the use of commissioned agents. Most foreign customers are long-established firms or government monopolies.

Universal's foreign operations are subject to the usual international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls and currency fluctuations. During the tobacco season in many of the countries enumerated above, Universal has advanced substantial sums, has guaranteed local loans or has guaranteed lines of credit in substantial amounts for the purchase of tobacco. Most tobacco sales are denominated in U.S. dollars, thereby limiting some of the Company's currency risk. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Recent Developments and Trends and Factors that May Affect Future Results

For recent developments and trends in the Company's tobacco business and a discussion of factors that may affect the Company's tobacco business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Seasonality

The purchasing and processing aspects of Universal's tobacco business are seasonal in nature. The United States flue-cured tobacco markets usually open the third week of July and last for approximately four months. The United States burley tobacco markets open in late November and last for approximately two and one-half months. Tobacco in Brazil is usually purchased from January through May. Other markets around the world last for similar periods, although at different times of the year, thereby reducing the overall seasonality in the Company's business.

Universal normally operates its processing plants for approximately seven to nine months of the year. It purchases most of its U.S. tobacco in the eight-month period from July through February. During this period, inventories of green tobacco, inventories of redried tobacco and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly short-term notes payable to banks, commercial paper and customer advances are a means of financing this expansion of current assets and normally reach their peak in this period. The Company's balance sheet at its fiscal year end, June 30, normally reflects seasonal expansions in South America, Central America and Western Europe.

Customers

A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have an adverse effect on the Company. The Company has long-term contracts (which under certain circumstances may be amended or terminated) with a few of these customers, and, while there are no formal continuing contracts with the others, the Company has done business with each of its major customers for over 40 years. For the year ended June 30, 1997, tobacco sales to Philip Morris Companies, Inc. accounted for greater than 10% of consolidated revenues. See Note 12 to Consolidated Financial Statements. Five other customers accounted for approximately 14% of consolidated revenues during the same period.

Universal had orders from customers in excess of approximately $540 million for its tobacco inventories at June 30, 1997. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the fiscal year ending June 30, 1998. Typically, delays in the delivery of orders result from changing customer requirements. Orders from customers at June 30, 1996, were in excess of approximately $400 million, of which over 90% was delivered in the following fiscal year.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the price charged for products and services as well as the firm's ability to meet customer specifications in the buying, processing and financing of tobacco. Universal has a world-wide buying organization of tobacco specialists and many processing plants equipped with the latest technology which, management believes, give it a competitive edge. See "Properties." Competition varies depending on the market or country involved. Normally, there are at least five buyers on each of the United States flue-cured and burley markets. The number of competitors in foreign markets varies from country to country, but there is competition in all areas to buy the available tobacco. The principal competitors in the industry that do not manufacture consumer tobacco products and that compete with the Company on the United States markets and on foreign markets are as follows: DIMON Incorporated, Export Leaf Tobacco Company, and Standard Commercial Corporation. Of the significant competitors in the United States that are not also manufacturers, Universal believes that it ranks first in total U.S. market share and also first in worldwide market share.

C.       Description of Agri-Products Business

The Company's agri-products business involves the selecting, buying, shipping, processing, storing, financing, distribution, importing and exporting of a number of products including tea, rubber, sunflower seeds, nuts, dried fruit, canned meats, spices and seasonings. In the Company's 1996 fiscal year, the Company formed a joint venture with COSUN (a Dutch sugar cooperative) in which the companies merged their spice activities. This joint venture is the market leader in the industrial spice market in the Benelux.

The emphasis of the Company's agri-products business is on value-adding activities and trading of physical products in markets where a service can be performed in the supply system from the countries of origin to the consuming industries. In a number of countries, long-standing sourcing arrangements for certain products or value-adding activities through modern processing facilities (tea, spices and sunflower seeds) contribute to the stability and profitability of the business. Traders are subject to strict trading limits to minimize risks and allow effective management control. Seasonal effects on trading are limited.

The Company provides various products to numerous large and small customers in the food and food packaging industry and in the rubber and tire manufacturing industry. Generally, there are no formal, continuing contracts with these customers, although business relationships may be long standing. No single customer accounts for 10% or more of the Company's consolidated agri-products revenues.

Competition among suppliers in the agricultural products in which Universal deals is based on price as well as the ability to meet customer requirements in product quality, buying, processing, financing and delivery. The number of competitors in each market varies from country to country, but there is competition for all products and markets in which the Company operates. Some of the main competitors are: Agway, Akbar Brothers, Andrew Weir Commodities, Burns Philip, Ennar, Cargill, Dahlgren, Global, Finlay, Fuchs, Metallgeschellschaft/SAFIC Alcan, Stassens, Symington, Universal Tea, UTT (Unilever) and Verstegen.

For recent developments and trends in the Company's agri-products business and a discussion of matters that may affect the Company's agri-products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

D.       Description of Lumber and Building Products Business

The Company is engaged in the lumber and building products distribution business in the Netherlands and Belgium. The majority of lumber products are sourced outside the Netherlands, principally in North America, Scandinavia, Eastern and Western Europe and the Far East.

The Company's lumber and building products business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. The business is also subject to exchange risks and other normal market and operational risks associated with lumber operations centered in Europe, including general economic conditions in the countries where the Company is located, and related trends in the building and construction industries.

The Company's sales activities in this segment are conducted through three business units: regional sales, wholesale/do-it-yourself (DIY) sales and industrial sales. The regional sales unit distributes and sells lumber and related building products through a network of regional outlets, mainly to the building and construction market. The wholesale/DIY business unit supplies lumber merchants and DIY chains with a wide range of lumber related products including panel products and doors. The industrial sales unit primarily distributes value-added softwood products to the construction industry.

The Company carries inventories to meet customers' demands for prompt delivery. The level of inventories is based on a balance between providing service and continuity of supply to customers and achieving the highest possible turnover. It is traditional business practice in this industry to insure most accounts and notes receivable against uncollectibility. The Company generally does not provide extended payment terms to its customers. No single customer accounts for 10% or more of the Company's consolidated lumber and building products revenues.

The Company's lumber and building products sales in fiscal year 1997 accounted for approximately 20% of the total market volume of the Netherlands, which is slightly above the market share of its largest competitor, Pont-Meyer N.V. Ten additional competitors accounted for approximately 20% to 30% of the market share in this period, and the balance was held by approximately 200 smaller competitors. The primary factors of competition are quality and price, product range and speed and reliability of logistic systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system and its efficient logistics give it a competitive advantage in the Netherlands. The Company's share of the highly fragmented Belgium lumber and building products market was approximately 3% in fiscal year 1997. For recent developments and trends in the Company's lumber and building products business and further discussion of matters that may affect the Company's lumber and building product business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

E.       Employees

The Company employed approximately 25,000 employees throughout the world during the fiscal year ended June 30, 1997. This figure is estimated because many of the non-salaried personnel are seasonal employees.

Universal believes that in the United States approximately 1,300 of the non-salaried employees of its consolidated tobacco subsidiaries are represented by unions. Most of these are seasonal employees. The Company believes that its labor relations have been good.

F.       Research and Development

No material amounts were expended for research and development during the fiscal years ended June 30, 1997, 1996 and 1995.

G.       Patents, etc.

The Company holds no material patents, licenses, franchises or concessions.

H.       Government Regulation, Environmental Matters and Other Matters

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that may Affect Future Results" for a discussion of government regulation, environmental compliance and other matters that may affect the Company's business.

ITEM 2.  PROPERTIES

Universal owns the land and building located at Hamilton and Broad Streets in Richmond, Virginia, where it is headquartered. The building contains approximately 83,000 square feet of floor space. The Company also owns two smaller office buildings located on the block adjacent to the Company's headquarters, which contain an aggregate of approximately 18,500 square feet of floor space.

In its domestic tobacco processing operations, Universal owns six large, modern, high volume plants that have the capacity to thresh, separate, grade and redry tobacco. Four of these plants are located in North Carolina (Wilson, Henderson, Rocky Mount and Smithfield), one plant is in Danville, Virginia, and one plant is in Lexington, Kentucky. The Henderson plant has approximately 500,000 square feet of floor space and a production capacity of over 140 million pounds of green tobacco . The Wilson plant has approximately 500,000 square feet of floor space and a production capacity of over 130 million pounds of green tobacco. The remaining four plants each have a floor space of 300,000 to 400,000 square feet of floor space and an average annual production capacity of over 100 million pounds of green tobacco.

Processing plants in the following foreign locations are used in the Company's tobacco operations: a large processing plant in Canada; one large processing plant and one smaller plant in Malawi; three large processing plants in Italy; three plants in Zimbabwe; and plants in Hungary, Turkey and the Netherlands. In Brazil, Universal owns three large plants, one of which is used for storage.

The facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. In addition, Universal operates plants that process cigar/chewing tobaccos in Pennsylvania, Virginia, the Dominican Republic, Colombia, Germany, Indonesia and Brazil.

In July 1997, the Company acquired a large processing plant in Tanzania from the Tanzanian government. The Company is in the process of upgrading this facility with modern equipment, but the facility is currently operational. In August 1997, the Company acquired a processing plant and agronomy and leaf buying units in the Grudziadz region of Poland.


Universal owns or leases extruder plants (baling operations), packaging stations and warehouse space in the tobacco-growing states and abroad. The Company owns large extruder plants in Lumberton and Rocky Mount, North Carolina; Danville, Virginia; Greeneville, Tennessee; and Lexington and Bowling Green, Kentucky.

A portion of Universal's tobacco inventory is stored in public storages. The Company also owns the following domestic tobacco storages:

     (a)  Wilson, North Carolina - 12 storages covering 460,000 square feet;
     (b)  Smithfield, North Carolina - 7 storages covering 240,000 square feet;
     (c)  Henderson, North Carolina - 6 storages covering 178,500 square feet;
     (d)  Rocky Mount, North Carolina - 6 storages covering 353,000 square feet;
     (e)  Danville, Virginia - 4 storages covering 153,000 square feet;
     (f)  Lexington, Kentucky - 5 storages covering 127,000 square feet; and
     (g)  Kenbridge, Virginia - 7 storages covering 243,000 square feet;
     (h)  Petersburg, Virginia - 7 storages covering 220,000 square feet.

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

The Company believes that properties are maintained in good operating condition and are suitable and adequate for their purposes at the Company's current sales levels. The facilities owned by the Company are not subject to indebtedness.

The Company's agri-products subsidiaries own and operate a tea blending plant in the Netherlands; a tea warehouse and office in Sri Lanka; spice blending facilities (indirectly owned through a joint venture) in the Netherlands; a bean processing plant in Park Rapids, Minnesota; and small grain processing facilities in Delamere, North Dakota and Zevenbergen, the Netherlands. Sunflower seed processing plants are also owned and operated in Lubbock, Texas; Fargo, North Dakota; and Colby, Kansas. The latter facility is financed in part through a governmental industrial development authority. The Company has leased agri-products trading facilities around the world, including locations in New York, London, Warsaw, Rotterdam, Dubai, Belgium, Indonesia, Kenya and Malawi.

The lumber and building products business owns or leases 36 sales outlets in the Netherlands and six sales outlets in Belgium. It also has five storage and distribution facilities; a softwood facility for large scale sawing, planing and fingerjointing; and a building components manufacturing facility, all of which are located the Netherlands. Most of these locations are owned.

ITEM 3.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 1997, there were no matters submitted to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER  MATTERS


Dividend and market price information is as follows:

--------------------------------------------------------------------------------------
                                         First       Second       Third       Fourth
                                        Quarter      Quarter     Quarter      Quarter
--------------------------------------------------------------------------------------
1997
Cash dividends declared...............  $  .255      $  .265     $   265      $  .265
Market price range:  High.............   28.500       32.375      33.500       36.625
                     Low..............   24.625       25.500      28.500       28.000

1996
Cash dividends declared ..............     .250         .255        .255         .255
Market price range:  High.............   23.000       24.625      28.375       28.500
                     Low..............  $21.125      $20.250     $22.250      $23.750
--------------------------------------------------------------------------------------

The Company expects the past trend of dividend payments to continue, subject, to its future earnings and financial condition. At June 30, 1997 there were 3,271 holders of record of the registrant's common stock, which is traded on the New York Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Comparison of Selected Financial Data For Years Ended June 30

---------------------------------------------------------------------------------------------------------------------
(In thousands except per share data, ratios,
and number of common shareholders)                   1997          1996          1995          1994          1993
---------------------------------------------------------------------------------------------------------------------
Summary of Operations
Sales and other operating revenues ............   $4,112,675    $3,570,228    $3,280,880    $3,048,515    $3,077,597
Income before extraordinary item and cumulative
    effect of change in accounting  principle .      100,873        71,350        25,639        42,579        80,066
Net income ....................................      100,873        72,246        25,639        13,173        80,066
Return on beginning common shareholders' equity         24.2%         18.5%          6.7%          3.1%         26.1%
Per common share
Income before extraordinary item and cumulative
    effect of change in accounting  principle .   $     2.88    $     2.04    $      .73    $     1.20    $     2.38

Net income ....................................   $     2.88    $     2.06    $      .73    $      .37    $     2.38

---------------------------------------------------------------------------------------------------------------------
Financial Position at Year End
Current ratio .................................         1.32          1.29          1.27          1.35          1.34
Total assets ..................................   $1,981,979    $1,889,513    $1,807,965    $1,735,866    $1,698,937
Long-term obligations .........................      291,637       309,543       284,948       304,149       287,796
Working capital ...............................      347,542       299,778       264,713       318,583       309,370
Shareholders' equity ..........................   $  469,593    $  417,305    $  389,959    $  384,598    $  421,022
---------------------------------------------------------------------------------------------------------------------
General
Number of common shareholders .................        3,271         3,420         3,741         4,022         4,132
Weighted average common shares outstanding
(used as basis for computation of E.P.S.) .....       35,076        35,038        35,014        35,502        33,599
Dividends declared per common share ...........   $     1.05    $    1.015    $      .99    $      .94    $      .86
Book value per common share ...................   $    13.39    $    11.90    $    11.13    $    10.99    $    11.82

---------------------------------------------------------------------------------------------------------------------

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY & CAPITAL RESOURCES

Universal Corporation enjoyed record income in fiscal year 1997, and took advantage of its strong cash flow to continue to reduce its overall debt levels and position its operations to take advantage of future market growth.

Working capital increased by approximately $48 million to $348 million primarily due to an increase in accounts receivable and inventories that reflected increased business volume and increased cost of green tobacco during the year. This increase in receivables and inventories was financed primarily using cash balances, customer funding, and trade payables. The Company estimates that its uncommitted flue-cured and burley inventories were approximately 7.5 million kilos, down from approximately 8.6 million kilos last year. The reduction in cash and cash equivalents at June 30, 1997, reflects a reduction in crop prefinancing held in Brazil.

The Company's capital needs are predominantly short term in nature and relate to working capital required for financing crop purchases. Working capital needs are seasonal within each geographical region. Generally, the peak need of domestic tobacco operations occurs in the second fiscal quarter. Foreign tobacco operations tend to have higher requirements during the remainder of the year. The geographical dispersion and the timing of working capital needs permit the Company to predict its general level of cash requirements. Each geographic area follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. The working capital needs of individual agri-products operations fluctuate during the year, depending on the product, the country of origin, and the Company's inventory position; however, the total working capital requirements of agri-products remain relatively stable due to offsetting seasonal patterns. Working capital needs of lumber and building products in Europe follow a pattern similar to that of the construction industry, where the third quarter of the fiscal year is typically sluggish. The Company finances its working capital needs with short-term lines of credit, customer advances, and trade payables.

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs and overhead in the source country. Because there is no forward foreign exchange market in many of the Company's major countries of tobacco origin, the Company manages its risk by matching funding for inventory purchases with the currency of sale and by minimizing the net investment in these countries. In addition, it is a generally accepted practice in the tobacco merchant industry that customers pay a market rate of interest for inventory purchased to their order; thus changes in interest rates do not have a major impact on the Company's income and are not considered a source of significant risk.

The agri-products and lumber and building products businesses, which are based in the United States and in the Netherlands, do business in a number of foreign countries. These operations enter into forward exchange contracts to hedge firm purchase and sales commitments in foreign currencies (principally Dutch guilders, U.S. dollars, German marks, Swedish kronas, and pounds sterling). The term of currency hedges is generally from one to six months. Hedging activity is not considered to be material.

Acquisitions and investments are reflected in "Net cash used for investing activities." Over the last three years, total investment needs of $193 million were provided by cash flow from operating activities. There were no acquisitions in fiscal year 1997; however, in July 1997, the Company announced the acquisition of the only processing plant in Tanzania, one of the fastest growing sources of flue-cured, filler-style leaf tobacco in Africa, and an agreement to acquire a processing plant in Poland from one of its large customers. In addition, in August 1997 the Company announced the signing of a letter of intent to enter into a partnership with Socotab Leaf Tobacco Company, Inc. pursuant to which the oriental leaf tobacco businesses of the two companies would be combined. It is expected that these transactions will be funded with operating cash flow.

The Company's capital expenditures are generally limited to those that add value to the customer, replace obsolete equipment, increase efficiency, or position the Company for future growth. During fiscal year 1997, Universal completed improvements to processing lines in Canada and Africa and increased its storage capacity to accommodate its growth in volume. During fiscal year 1998, Universal plans to continue to improve processing lines and facilities of its tobacco operations and to rationalize facilities of its lumber and building products business. Thus, the Company expects its capital expenditures to exceed those of fiscal year 1997. Management believes that these projects represent significant profit opportunities over the long term. At June 30, 1997, the Company had no material commitments for capital expenditures.

The Company believes that its financial resources are adequate to support its capital needs. The Company and its subsidiaries currently have $1.7 billion in uncommitted lines of credit, of which $1.1 billion was available at June 30, 1997, to support future seasonal working capital needs in the United States and several foreign countries. In addition, the Company has $100 million in an unused, committed revolving credit facility. This facility is also available to support the issuance of commercial paper. The Company's debt ratings are investment grade, and its ratio of long-term debt to long-term capitalization (including deferred taxes) is approximately 37%. The Company's total debt as a percentage of total capitalization (including deferred taxes) has been reduced from 69% at the end of fiscal year 1996 to 65% at the end of fiscal year 1997. Any excess cash flow from operations after dividends, capital expenditures, and long-term debt payments will be available to reduce short-term debt , fund expansion, or otherwise enhance shareholder value.

RESULTS OF OPERATIONS
Fiscal Year 1997 Compared to 1996
---------------------------------

Consolidated revenues in fiscal year 1997 exceeded the $4 billion mark for the first time. Each operating segment of the Company contributed to the increase of $542 million or 15% over fiscal year 1996. Tobacco contributed $486 million, about 90% of the increase. The increase in tobacco revenues reflects a combination of improved market balance and rising demand for tobacco products. Lumber and building products revenues were up approximately 4% despite a stronger U.S. dollar, which adversely affected the U.S. dollar results of this Netherlands-based operation. Agri-products revenues increased 7% compared to fiscal year 1996 on the strength of sunflower seed, nut, and dried fruit sales.

Consolidated operating profits in fiscal year 1997 were $237 million compared to $192 million last year, an increase of 23%. Tobacco operating profits were up $41 million or 24% in fiscal year 1997. Increased demand for tobacco and a more balanced supply situation created a favorable operating environment in 1997. In addition, the Company continues to realize benefits from cost reduction programs of previous years' restructuring efforts. Foreign and dark tobacco operating results improved significantly in fiscal year 1997, while U.S. results were down. A combination of larger volumes handled and improved margins in virtually all foreign tobacco operations contributed to the gain. U.S. operations declined due to a combination of reduced crops and sales mix. Adverse weather and crop diseases reduced the domestic crop available to meet export customer needs; thus sales were more heavily weighted toward domestic customers. In addition, in fiscal year 1996 the Company had a higher proportion of old crop tobacco sales, which were not repeated in fiscal year 1997. Dark tobacco operations continued to reflect the increased demand for cigars both in the United States and abroad. Lumber and building products operating profits were $26 million in fiscal year 1997, an increase of $3 million compared to the last fiscal year. Improved performance in both regional sales and industrial units accounted for the majority of the increase, despite the adverse effects of a stronger U.S. dollar late in the year on reported results. Management estimates that the stronger dollar reduced operating results by as much as 8% during the fiscal year. Agri-products operating profits increased 2% in fiscal year 1997, despite difficult trading conditions for tea and rubber.

'Selling, General and Administrative Expenses' were up $18 million or 6% compared to last year. The increase was primarily due to larger tobacco volumes shipped. Selling, General and Administrative Expenses as a percentage of total revenues dropped from 8.3% in fiscal year 1996 to 7.7% in fiscal year 1997.
Interest expense in fiscal year 1997 was down due to lower average borrowings, reduced interest rates in Holland, and foreign currency translation reductions in fiscal year 1997.

In fiscal year 1997, the Company's consolidated income tax rate remained at 40%. The Company continues to realize the benefits of tax planning strategies implemented in 1995. However, the rate exceeds the Federal statutory rate by five percentage points, principally due to state taxes and foreign subsidiary tax rates.

Fiscal Year 1996 Compared to 1995
---------------------------------

Consolidated revenues in fiscal year 1996 increased $289 million or almost 9% over 1995. Tobacco revenues accounted for $228 million of the increase, principally due to improved market conditions. The balance of the increase was attributed to lumber and building products operations, for which revenues were up $61 million. The lumber and building products revenue increase was due to a stronger Dutch guilder, and the inclusion of Heuvelman, a softwood distributor acquired in 1995, for the entire fiscal year versus seven months reported in fiscal year 1995. Total agri-product revenues were comparable year to year as increases in tea revenues were offset by reductions in canned meat and other product offerings.

Tobacco operating profits in fiscal year 1996 were $168 million, an increase of $66 million over the prior year. The majority of the improvement was due to handling larger leaf volumes and improved operating margins. Fiscal year 1995's tobacco operating profits were reduced by a $15.6 million restructuring charge and $10.7 million of inventory write-downs. In the United States, results improved on higher volumes of tobacco bought and processed, and shipments of prior years' crops. Overall foreign tobacco operating profits were up due to the aforementioned improved market conditions and lower costs. Included in the increased tobacco operating profits are improved results from dark tobacco operations, reflecting continued strong demand for cigar leaf, particularly in the United States. For fiscal year 1996, operating profits for lumber and building products were up 8%, benefiting from growth in the wholesale and do-it-yourself area, and the inclusion of Heuvelman for the full year. This improvement was partially offset as regional sales outlets suffered from historically low softwood prices and severe winter weather that resulted in the virtual shut down of the construction industry for a number of weeks late in the fiscal year. Agri-products operating profits increased 7% to $13 million in fiscal year 1996, principally due to improved results in all areas except nuts and dried fruits.

'Selling, General and Administrative Expenses' were up $10 million or less than 4% compared to last fiscal year. The majority of the increase is due to the inclusion of Heuvelman. The increase was moderated by approximately $5.5 million of provisions recorded in fiscal year 1995 related to customer obligations in Eastern Europe. Interest expense was down slightly in fiscal year 1996 due to lower average borrowing rates.

Fiscal year 1996's income tax rate was 40% compared to 44.6% for fiscal year 1995. Fiscal year 1995's tax rate did not include full statutory benefits on the restructuring charge or on inventory write-downs and provisions related to Eastern Europe. The Company's consolidated income tax rate in both years was affected by a number of factors, including: the mix of domestic and foreign earnings, subsidiary local tax rates, and its ability to utilize foreign tax credits.

During fiscal year 1996, the Company's 1995 restructuring plan was implemented. The fiscal year 1995 charge included $7.2 million for the expected costs of severance and deferred payments related to approximately 200 employees throughout the Company. The non-severance portion of the charge was for the write-down of assets in operations consolidated ($3.7 million), other non-operating restructuring costs ($1.7 million) and cash payments to terminate occupancy of leased facilities ($3 million). As of June 30, 1996, total cash payments of approximately $4 million had been made to cover severance costs of 195 employees.

Other Information Regarding Trends And Management's Actions
-----------------------------------------------------------

After the publicized world oversupply of tobacco leaf, fiscal year 1995 was the first year of a move into a more balanced position. As demand virtually erased excess unsold inventory over the three-year period ending June 30, 1997, the Company benefited from the improved operating environment. However, tobacco production is expected to exceed use in fiscal year 1998. This should result in increased inventories held by the U.S. Stabilization cooperatives and, to some extent, by the dealer industry and could inhibit growth in earnings in fiscal year 1999. The Company is positioning itself to limit any increase in its unsold inventory position.

Worldwide tobacco consumption continues to grow with the American-blend cigarette making inroads in Asia and Eastern Europe. American-blend production is estimated at 40% of total world production and is expected to continue increasing at approximately 3% to 4% annually for the foreseeable future. Along with this trend, the multinational manufacturers' percentage of the total cigarette market also is increasing through expanding of licensing agreements, absorbing divested government operations and building new factory sites overseas. Demand for flue-cured, burley, and oriental tobaccos should continue to be strong, and manufacturers will continue to be sensitive to the ratio of value to price in leaf purchases.

The possible effects of regulatory factors and industry litigation are more fully described in "Factors That May Affect Future Results" below. Management has estimated that less than 15% of the flue-cured, burley, and oriental tobacco the Company handles is consumed in the United States.

During fiscal year 1995, the Brazilian government reduced inflation rates to 20-year lows through fiscal policies included in its Plano Real economic plan, which entails financial control of items such as interest rates and exchange rates. In addition, the Brazilian government exercises control over taxation, trade policies, foreign investment and banking. Although there have been benefits realized from enacting the Plano Real, the long-term viability of the government's plan is dependent on various factors, including whether the current administration can continue to hold office, the level of foreign currency reserves, and the confidence of the Brazilian business sector. Although there are indications that the real is overvalued against the dollar, there have been no significant changes in the Brazilian federal government's economic policies that would lead the Company to believe there would be a significant impact on earnings for the Company's fiscal year ending June 30, 1998.

A key trend in the tobacco industry has been consolidation among manufacturers and among leaf tobacco merchants. This concentration should increase the need for better quality tobacco and improved processing, which provides a good opportunity for the Company. However, it may also make demand for particular growths of tobacco less predictable.

The Company has a very large presence in the U.S. market, where leaf has not been price competitive with the world market. If not corrected through program reforms and reduced support prices, U.S. pricing could result in a decline in domestic production and marketings in the future. Management believes that the risk of a significant decline in the total U. S. crop in the next year is small. The Company's operations are well placed to supply leaf from many sources in world markets.

In its lumber and building products area, the Company has been leading a trend toward consolidation of a fragmented industry in Holland and has proved itself an attractive business partner in that environment.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. In addition, from time to time, the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal year 1998 and any interim period to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

Tobacco
OPERATING FACTORS
Universal's financial results are affected by a number of factors that directly or indirectly impact the tobacco operations of the Company's business. Operating factors that may affect the Company's results of operations include:

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

There are only three major global competitors in the leaf tobacco industry and they are dependent upon a few large tobacco manufacturing customers. The loss of any large or significant customer could have a material adverse effect on the Company's results of operations. Universal has long-term contracts (which under certain circumstances may be amended or terminated) with some of these customers, and, while there are no formal continuing contracts with the others, the Company has done business with each of its major customers for over 40 years.

Market Balance. Universal's financial results may be significantly affected by the overall balance of supply and demand for leaf tobacco. Customers purchase tobacco based upon their expectations of future requirements, and those expectations can change from time to time depending upon internal and external and factors affecting their business. Trends in the global consumption of cigarettes and particularly American-blend cigarettes, as well as trends in cigar sales, influence manufacturers' expectations and thus their demand for leaf tobacco. Production of tobacco may be significantly affected by fluctuations in the weather in geographically dispersed regions as well as by crop disease. Any material imbalance in the supply and demand for tobacco may impact the Company's results of operations.

Methods of Procuring Tobacco. The Company purchases leaf tobacco from farmers, and other suppliers through public auction and privately negotiated contract purchases. In a number of countries, including Brazil, Hungary, Italy and Mexico, where the Company contracts directly with tobacco farmers, in some cases before harvest, the Company takes the risk that the delivered quality and quantity will not meet market requirements. Company affiliates also have dark tobacco growing operations in Ecuador and Indonesia.

Timing of Customer Shipments. The Company recognizes sales and revenue from tobacco operations at the time that title and risk of loss to the tobacco passes to the customer. Individual shipments may be large and, since the customer typically specifies shipping dates, the Company's financial results may vary significantly between reporting periods.

GOVERNMENTAL FACTORS

Universal's tobacco business is heavily regulated by federal, state and local governments in the United States and by foreign governments in many jurisdictions where the Company operates. Governmental factors that may affect the Company's results of operations include:

Government Efforts to Reduce Tobacco Consumption. The United States government has taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products. These activities have included: (1) the U.S. Environmental Protection Agency's decision to classify environmental tobacco smoke as a "Group A" (known human) carcinogen; (2) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to severely restrict smoking in the work place; (3) proposals by the U.S. Food and Drug Administration ("FDA") to regulate nicotine as a drug and sharply restrict cigarette advertising and promotion; (4) proposals to increase the U.S. excise tax on cigarettes; and (5) the recently announced policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products. Numerous other legislative and regulatory anti-smoking measures have also been proposed at the federal, state and local levels.

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

The FDA recently issued rules regulating nicotine as a drug and restricting cigarette access, advertising and promotion in an effort to deter smoking by minors. These rules were scheduled to go into effect in August 1997, but have been challenged in court. In April 1997, a federal district court in Winston-Salem, North Carolina upheld the FDA's authority to regulate nicotine as a drug, but struck down the FDA's rules and restrictions related to advertising. Other issues in the lawsuit remain to be resolved, and the court has stayed the implementation of these rules. Both parties have appealed the court's decision. There can be no assurances as to the outcome of the appeal and no assurances as to the outcome of the issues to be resolved in the trial court, but their resolution could have a negative impact on the Company's operating revenues and operating income in amounts that cannot be determined.

The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect the Company's business. Although the long-term trend in the United States generally has been toward decreased consumption of cigarettes, cigar sales have increased significantly in recent years and the overall worldwide consumption of tobacco products (particularly those products using the milder American blend of tobacco) has continued to grow steadily. However, a significant decrease in overall worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company's products and services and adversely affect the Company's results of operations.

Political Uncertainties in Foreign Tobacco Operations. The Company's international operations are subject to uncertainties and risks relating to the political stability or instability of certain foreign governments, principally in developing and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks include the effects of war, insurrection, expropriation or nationalization of assets, undeveloped or antiquated commercial laws, subsidies for local tobacco concerns, licenses to conduct business in foreign jurisdictions, import and export restrictions, the imposition of excise and other taxes on tobacco, monetary and exchange controls, inflationary economies, and restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. The Company has substantial capital investments in

Brazil and in Africa and the profitability of these operations can materially affect the Company's earnings from tobacco operations.

United States Trade Policies. The United States price support system is an industry-funded program that is administered by the US government. The effect of the price support system has been to increase the cost of domestic tobacco relative to most foreign tobacco, resulting in a downward trend in exports of domestic tobacco. In 1995, Congress repealed certain domestic content legislation that had required that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco and replaced it with a less restrictive tariff rate import quota system, which was also designed to assist domestic tobacco growers by limiting imports. It is not possible to predict the extent to which future trade policies or other governmental activities might affect the Company's business.

Tax Matters. The Company through its subsidiaries is subject to the tax laws of many jurisdictions, and from time to time contests assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect the Company's earnings as can the resolution of various pending and contested tax issues.

HEALTH ISSUES; PUBLIC SENTIMENT
Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, together with decreased social acceptance of smoking and increased pressure from anti-smoking groups, have had an ongoing adverse effect on sales of tobacco products. A significant decrease in global sales of tobacco products brought about by health concerns, decreased social acceptance or other factors would reduce demand for the Company's products and services and adversely affect the Company's results of operations.

Industry  Litigation
--------------------

Litigation is pending against manufacturers of consumer tobacco products seeking damages for health problems alleged to have resulted from the use of tobacco in various forms. This includes lawsuits against cigarette manufacturers by several states in the United States seeking reimbursement of Medicaid and other expenditures by such states claimed to have been made to treat diseases allegedly caused by cigarette smoking. Neither the Company nor, to the Company's knowledge, any other leaf merchant is a party to this litigation. It is not possible to predict the outcome of such litigation or what effect adverse determinations in pending or future litigation against manufacturers might have on the business of the Company.

Proposed Tobacco Litigation Settlement Legislation
--------------------------------------------------
On June 20, 1997, several multinational cigarette manufacturers, certain State Attorneys General and plaintiffs' lawyers issued a Memorandum of Understanding for consideration by Congress and the President. The Memorandum of Understanding outlines an agreement among the parties that, if adopted by Congress and approved by the President, would, among other things, settle certain lawsuits filed against tobacco manufacturers and limit their damages in future lawsuits, provide for payments by the manufacturers to the federal and state governments, impose further restrictions on the sale, advertising and promotion of tobacco products and impose a regulatory framework on the tobacco manufacturers operating in the United States. The Company believes that the legislation as proposed in the Memorandum of Understanding could lead to reduced consumption of tobacco products in the United States, and therefore could affect the volume of sales, operating revenues and operating profit of the Company in amounts that cannot be determined, although management has estimated that less than 15% of the flue-cured, burley, and oriental tobacco the Company handles is consumed in the United States. There can be no assurances as to the content of any legislation that Congress may adopt or that Congress will not enact legislation that would have a more detrimental effect on the domestic consumption of tobacco products, and therefore the operating results of the Company.

In addition, some government leaders in several foreign nations, including the United Kingdom, Israel, and the Republic of South Korea have recently announced their intention to propose legislation similar to that outlined in the Memorandum of Understanding. To the extent that countries in which the Company operates were to adopt this type of legislation, the Company's volumes, operating revenues and operating profit could be adversely affected. There can be no assurances as to the number of countries that may adopt such legislation or to the content of any such legislation that a country may adopt.

FINANCIAL FACTORS

Financial factors that may affect the Company's results of operations include:

Extensions of Credit. Although the Company's credit experience has been excellent and extensions of credit to customers are evaluated carefully, a significant delay in payment or write-off of amounts due the Company could adversely affect the Company's results. In addition, crop advances to farmers are generally secured by the farmer's agreement to deliver green tobacco; in the event of crop failure, recovery of advances could be delayed until deliveries of future crops. Funds held by subsidiaries are generally invested in local banks or loaned to other subsidiaries. To reduce credit risk, investment limits are established with each bank according to the Company's evaluation of credit standing.

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

Interest Rates. Interest rate risk in the Company's tobacco operations is limited because customers usually pre-finance purchases or pay market rates of interest for inventory purchased on their order. However, on a short-term basis, the Company may be exposed to interest rate fluctuations if customers delay shipments of tobacco such that the timing of revenue recognition does not match the timing of the related expense.

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

Agri-products
The agri-products business is affected by operating and other factors that are similar to those that affect the Company's tobacco operations, including crop risks, and market balance, and to governmental factors, such as political uncertainties in countries of crop origin.

                                     - 20 -

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 1997, 1996 and 1995
-----------------------------------------------------------------------------------------------
(In thousands, except per share data)                      1997         1996         1995
-----------------------------------------------------------------------------------------------

Sales and other operating revenues ..................   $4,112,675   $3,570,228   $3,280,880

Costs and expenses
    Cost of goods sold ..............................    3,559,647    3,080,001    2,852,652
    Selling, general and administrative expenses ....      316,201      297,752      287,278
    Restructuring charges ...........................                                 15,597
    Interest ........................................       64,886       68,754       69,585
                                                        ----------   ----------   ----------
                                                         3,940,734    3,446,507    3,225,112

                                                        ----------   ----------   ----------

Income before income taxes and other items ..........      171,941      123,721       55,768
    Income taxes ....................................       68,776       49,474       24,866
    Minority interests ..............................        8,987        6,696        6,633
                                                        ----------   ----------   ----------
Income from consolidated operations .................       94,178       67,551       24,269
    Equity in net income of unconsolidated affiliates        6,695        3,799        1,370
                                                        ----------   ----------   ----------


Income before extraordinary item ....................      100,873       71,350       25,639

Extraordinary item ..................................                       896
                                                        ==========   ==========   ==========
Net income ..........................................   $  100,873   $   72,246   $   25,639
                                                        ==========   ==========   ==========

Per common share
Income before extraordinary item ....................   $     2.88   $     2.04   $      .73
Extraordinary item ..................................                       .02
                                                        ==========   ==========   ==========
Net income ..........................................   $     2.88   $     2.06   $      .73
                                                        ==========   ==========   ==========
Weighted average common shares outstanding ..........       35,076       35,038       35,014
                                                        ==========   ==========   ==========

-----------------------------------------------------------------------------------------------
See acCompanying notes.






Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 1997 and 1996

------------------------------------------------------------------------------------------
(In thousands of dollars)                                1997                    1996

------------------------------------------------------------------------------------------

ASSETS

Current
    Cash and cash equivalents .....................   $  109,070             $  214,782
    Accounts receivable ...........................      428,430                327,421
    Advances to suppliers .........................       79,499                 56,857
    Accounts receivable - unconsolidated affiliates        7,768                 17,843
    Inventories - at lower of cost or market:
        Tobacco ...................................      570,650                490,557
        Lumber and building products ..............      105,567                106,916
        Agri-products .............................       80,812                 71,145
        Other .....................................       12,444                 15,373
    Prepaid income taxes ..........................        7,665                  5,867
    Deferred income taxes .........................        7,064                  5,984
    Other current  assets .........................       22,270                 16,215
                                                      ----------             ----------
            Total current assets ..................    1,431,239              1,328,960

Real estate, plant and equipment - at cost
    Land ..........................................       30,887                 33,786
    Buildings .....................................      214,605                218,012
    Machinery and equipment .......................      430,360                414,141
                                                      ----------             ----------
                                                         675,852                665,939
        Less accumulated depreciation .............      366,200                345,549
                                                      ----------             ----------
                                                         309,652                320,390

Other assets
    Goodwill ......................................      117,483                122,579
    Other intangibles .............................       22,703                 26,726
    Investments in unconsolidated affiliates ......       33,413                 27,191
    Deferred income taxes .........................        1,509                 13,029
    Other noncurrent assets .......................       65,980                 50,638
                                                      ----------             ----------
                                                         241,088                240,163

                                                      ----------             ----------

                                                      $1,981,979             $1,889,513
                                                      ==========             ==========

------------------------------------------------------------------------------------------
See acCompanying notes.





Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 1997 and 1996

------------------------------------------------------------------------------------------
(In thousands of dollars)                                 1997                   1996

------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts ..................   $  589,648             $  551,667
    Accounts payable ..............................      275,980                222,154
    Accounts payable - unconsolidated affiliates ..       10,204                  6,813
    Customer advances and deposits ................      144,175                122,894
    Accrued compensation ..........................       19,296                 18,245
    Income taxes payable ..........................       16,166                 24,061
    Current portion of long-term obligations ......       28,228                 83,348
                                                      ----------             ----------
        Total current liabilities .................    1,083,697              1,029,182

Long-term obligations .............................      291,637                309,543

Postretirement benefits other than pensions .......       45,553                 46,268

Other long-term liabilities .......................       42,273                 44,920

Deferred income taxes .............................       18,527                 13,846

Minority interests ................................       30,699                 28,449

Commitments and contingent liabilities

Shareholders' equity
    Preferred stock, $100 par, 8% cumulative,
        authorized 75,000 shares, none
        issued or outstanding
    Additional preferred stock, no par value,
        authorized 5,000,000 shares, none
        issued or outstanding
    Common stock, no par value, authorized
        50,000,000 shares, issued and
        outstanding 35,139,137 shares
        (35,056,357 at June 30, 1996) .............       77,040                 76,053
    Retained earnings .............................      424,298                360,273
    Foreign currency translation adjustments ......      (31,745)               (19,021)
                                                      ----------             ----------
            Total shareholders' equity ............      469,593                417,305
                                                      ----------             ----------

                                                      $1,981,979             $1,889,513
                                                      ==========             ==========

------------------------------------------------------------------------------------------





Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1997, 1996 and 1995

------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)                                                            1997          1996         1995

------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................   $ 100,873    $  72,246    $  25,639
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation ...........................................................      44,170       43,201       39,828
        Amortization ...........................................................       7,400        9,311        8,796
        Translation loss, net ..................................................       2,392        3,545        2,563
        Deferred taxes .........................................................      22,892       (3,786)     (16,068)
        Minority interests .....................................................       8,987        6,696        6,633
        Other ..................................................................      (3,386)      (1,297)      12,134
                                                                                   ---------    ---------    ---------
                                                                                     183,328      129,916       79,525
Changes in operating  assets and  liabilities  net of effects  from  purchase of businesses:
    Accounts and notes receivable ..............................................    (126,379)     (33,917)      29,640
    Inventories and other assets ...............................................    (130,509)     (26,001)      16,576
    Income taxes ...............................................................      (8,733)       5,175        7,466
    Accounts payable and other accrued liabilities .............................      80,797       72,336      (70,515)
                                                                                   ---------    ---------    ---------
        Net cash provided (used) by operating activities .......................      (1,496)     147,509       62,692
                                                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ..................................     (58,817)     (35,259)     (39,024)
    Purchase of businesses, net of cash acquired ...............................                  (19,200)     (62,702)
    Sales of property, plant and equipment .....................................      19,551        2,135        4,839
    Other ......................................................................      (2,671)       1,900       (4,244)
                                                                                   ---------    ---------    ---------
        Net cash used in investing activities ..................................     (41,937)     (50,424)    (101,131)
                                                                                   ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of short-term debt, net ...........................................      51,247      (86,318)      69,701
    Repayment of long-term debt ................................................     (91,795)     (42,258)     (10,798)
    Issuance of long-term debt .................................................      18,769      118,726        6,550
    Proceeds from minority investment in a subsidiary ..........................                   10,000
    Dividends paid to minority shareholders ....................................      (3,657)      (4,550)      (2,147)
    Issuance of common stock ...................................................         617          174          248
    Dividends paid .............................................................     (37,009)     (35,387)     (34,313)
                                                                                   ---------    ---------    ---------
        Net cash provided by (used in) financing activities ....................     (61,828)     (39,613)      29,241
                                                                                   ---------    ---------    ---------
        Effect of exchange rate changes on cash ................................        (451)        (783)         471
                                                                                   ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ...........................    (105,712)      56,689       (8,727)
Cash and cash equivalents at beginning of year .................................     214,782      158,093      166,820
                                                                                   ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR .......................................   $ 109,070    $ 214,782    $ 158,093
                                                                                   =========    =========    =========

Supplemental cash flow information: Cash paid during the year for:
    Interest ...................................................................   $  69,672    $  64,253    $  67,755
    Income taxes, net of refunds ...............................................   $  63,348    $  48,771    $  30,542

------------------------------------------------------------------------------------------------------------------------


See acCompanying notes.





Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended June 30, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------
(In thousands of dollars)                                             1997         1996         1995

----------------------------------------------------------------------------------------------------------
COMMON STOCK:
    Balance at beginning of year ...............................   $  76,053    $  75,749    $  75,287
    Issuance of common stock ...................................          38           30          214
    Exercise of stock options ..................................         949          274          248
                                                                   ---------    ---------    ---------
    Balance at end of year .....................................      77,040       76,053       75,749
                                                                   ---------    ---------    ---------

RETAINED EARNINGS:
    Balance at beginning of year ...............................     360,273      323,595      332,626
    Net Income .................................................     100,873       72,246       25,639
    Cash dividends declared ($1.05 per share in 1997; $1.015 per
       share in 1996, $.99 in 1995) ............................     (36,848)     (35,568)     (34,670)
                                                                   ---------    ---------    ---------
    Balance at end of year .....................................     424,298      360,273      323,595
                                                                   ---------    ---------    ---------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
    Balance at beginning of year ...............................     (19,021)      (9,385)     (23,315)
    Translation adjustments for the year .......................     (20,068)     (14,893)      21,240
    Allocated income taxes .....................................       7,344        5,257       (7,310)
                                                                   ---------    ---------    ---------
    Balance at end of year .....................................     (31,745)     (19,021)      (9,385)
                                                                   ---------    ---------    ---------

SHAREHOLDERS' EQUITY AT END OF YEAR ............................   $ 469,593    $ 417,305    $ 389,959
                                                                   =========    =========    =========

----------------------------------------------------------------------------------------------------------
See acCompanying notes.


Universal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(All dollar amounts are in thousands, except as otherwise noted)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The  financial  statements  include  the  accounts  of  all  controlled domestic and foreign subsidiaries. All material interCompany items and transactions have been eliminated. The fiscal years of foreign subsidiaries generally end March 31 or April 30 to facilitate timely reporting. The Company uses the equity method of accounting for its investments in affiliates, which are owned 50% or less.

         Effective fiscal year 1995, the Company consolidated the results of subsidiaries located in Malawi and Zimbabwe into its financial statements. Prior to fiscal year 1995, subsidiaries located in Malawi were accounted for under the equity method and subsidiaries in Zimbabwe under the cost method. Financial data for all prior periods presented has been restated to reflect the consolidation.

Cash and Cash Equivalents
-------------------------

         The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventories
-----------

         Inventories of tobacco and agri-products are valued at the lower of specific cost or market. All other inventories are valued principally at lower of average cost or market.

Real Estate, Plant and Equipment
--------------------------------

         Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation of properties used in tobacco operations is calculated using both the straight line and declining balance methods, while lumber and building products and agri-products utilize the straight line method. Buildings include tobacco and agri-product processing and blending facilities, lumber outlets, offices and warehouses. Machinery and equipment represent processing and packing machinery, transportation, office and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transportation equipment - 3 to 10 years; office and computer equipment - 3 to 10 years.

Goodwill and Other Intangibles
------------------------------

         Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. Goodwill and other intangibles are generally amortized using the straight-line method over periods not exceeding 40 years. Goodwill and other intangible assets are periodically reviewed for impairment, including a determination of whether events or circumstances have changed that may indicate that an impairment of value exists, based on an assessment of future operations. Accumulated amortization at June 30, 1997 and 1996, was $28.6 and $21.4 million, respectively.

                                     - 26 -
Income Taxes
------------

         The Company provides deferred income taxes on temporary differences arising from employee benefit accruals, depreciation, deferred compensation, and undistributed earnings of consolidated subsidiaries and unconsolidated affiliates not permanently reinvested. At June 30, 1997, the cumulative amount of undistributed earnings of consolidated subsidiaries on which no provision for U.S. income taxes had been made was $61.7 million.

Fair Values of Financial Instruments
------------------------------------

         The fair values of the Company's long-term obligations have been estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of all other current assets and liabilities that qualify as financial instruments, approximates fair value.

Derivative Financial Instruments
--------------------------------

Forward foreign currency exchange contracts are used by the Company in the management of its foreign currency exposures. The Company does not enter into contracts for trading purposes. None of these contracts contain multiplier or leverage features. The Company enters into such contracts only with financial institutions of good standing and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. Realized and unrealized gains and losses on the Company's foreign currency contracts that are designated and effective as hedges are deferred and recognized as a component of the underlying transaction when it occurs. Realized gains or losses from matured and terminated hedge contracts are recorded in other assets or liabilities until the underlying hedge transaction is consummated. Realized and unrealized gains or losses on hedge contracts relating to transactions that are not subsequently expected to occur are recognized in results currently. Contracts used to manage foreign currency risks are not material.

Translation of Foreign Currencies
---------------------------------

         The financial statements of foreign subsidiaries, for which the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.

The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments that are included in net income. Exchange losses in 1997, 1996 and 1995 resulting from foreign currency transactions were $3.1, $3.6 and $4.7 million, respectively (including $2.4, $3.5 and $2.6 million resulting from foreign currency translation losses) and are included in the respective statements of income.

Estimates and  Assumptions
--------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and acCompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements
-------------------------

         Effective July 1,1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"("SFAS 121"). SFAS 121 standardizes the accounting practices for the recognition and measurement of impairment losses for certain long-lived assets. The adoption of SFAS 121 did not have a material impact on the Company's results of operations or financial position.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("SFAS

128") which is required to be adopted in the quarter ending December 31, 1997. SFAS 128 simplifies the calculation of earnings per share and changes the calculation related to dilution. The impact of SFAS 128 on the calculation of earnings per share for the Company is not expected to be material due to the Company's simple capital structure.

Reclassifications
-----------------

         Certain amounts in prior years' statements have been reclassified to be reported on a consistent basis with the current year's presentation.

NOTE 2 - RESTRUCTURING

         In the fourth quarter of fiscal year 1995, plans were developed to reduce the Company's worldwide cost structure, including the consolidation of certain tobacco operations and a reduction in the number of employees. The Company's 1995 consolidated statements of income included a pretax restructuring charge of $15.6 million. The restructuring plan has been completed.

NOTE 3 - EXTRAORDINARY ITEM

         During fiscal year 1996, the Company recovered $1.4 million related to receivables from the Iraqi State Tobacco Monopoly written off in fiscal year 1991. The Company had recorded, as an extraordinary item, a pretax provision of $6.2 million for the uncollectability of outstanding receivables as a result of the war in the Persian Gulf.


NOTE 4 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates principally in three business segments:

Tobacco
-------
         Selecting, buying, shipping, processing, packing, storing and financing leaf tobacco in the United States and other tobacco growing countries for the account of, or for resale to, manufacturers of tobacco products throughout the world.


Lumber and Building Products
----------------------------
         Distribution of lumber and building products to the building and construction market in Europe, primarily in Holland.

Agri-Products
-------------
         Trading and processing tea and sunflower seeds and trading other products from the countries of origin to various customers throughout the world.

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

         The Company's dominant business, tobacco, is generally conducted in U.S. dollars. In most countries, the Company funds its major cost, the purchase of green tobacco, in U.S. dollars thereby limiting foreign exchange risk to that which is related to production costs and overhead in the country of tobacco origin.

U.S. Export Sales by Geographic Area
------------------------------------

--------------------------------------------------------------------------------
                                        1997             1996             1995
--------------------------------------------------------------------------------
Europe ......................         $358,276         $304,008         $266,682
Asia ........................          203,754          189,904          179,737
Other Areas .................           41,966           45,751           51,962
                                      --------         --------         --------
                                      $603,996         $539,663         $498,381
                                      ========         ========         ========

--------------------------------------------------------------------------------

                                     - 29 -

---------------------------------------------------------------------------------------------------------------------------
                                                                     Lumber and
Business Segments                                  Tobacco        Building Products     Agri-products       Consolidated
---------------------------------------------------------------------------------------------------------------------------
1997
Sales and other operating revenues ...........   $ 3,028,419         $   597,069         $   487,187         $ 4,112,675
                                                 ===========         ===========         ===========         ===========
Operating profit .............................       209,090              26,338              13,095             248,523
                                                 ===========         ===========         ===========
General corporate expenses ...................                                                                   (11,696)

Interest expense .............................                                                                   (64,886)
                                                                                                             -----------
    Income before income taxes and other items                                                                   171,941
                                                                                                             ===========
Identifiable assets ..........................     1,528,495             273,149             144,849           1,946,493
                                                 ===========         ===========         ===========
Investments in unconsolidated affiliates .....                                                                    33,413

Corporate assets .............................                                                                     2,073
                                                                                                             -----------
    Total assets .............................                                                                 1,981,979
                                                                                                             ===========
Depreciation and amortization ................        39,677               9,774               2,119              51,570
                                                 ===========         ===========         ===========         ===========
Capital expenditures .........................        45,363              10,162               3,292              58,817
                                                 ===========         ===========         ===========         ===========

---------------------------------------------------------------------------------------------------------------------------
1996
Sales and other operating revenues ...........     2,541,956             574,171             454,101           3,570,228
                                                 ===========         ===========         ===========         ===========
Operating profit .............................       168,196              22,874              12,797             203,867
                                                 ===========         ===========         ===========
General corporate expenses ...................                                                                   (11,392)

Interest expense .............................                                                                   (68,754)
                                                                                                             -----------
    Income before income taxes and other items                                                                   123,721
                                                                                                             ===========
Identifiable assets ..........................     1,433,489             289,749             137,094           1,860,332
                                                 ===========         ===========         ===========
Investments in unconsolidated affiliates .....                                                                    27,191

Corporate assets .............................                                                                     1,990
                                                                                                             -----------
    Total assets .............................                                                                 1,889,513
                                                                                                             ===========
Depreciation and amortization ................        41,357               9,485               1,670              52,512
                                                 ===========         ===========         ===========         ===========
Capital expenditures .........................        26,756               6,589               1,914              35,259
                                                 ===========         ===========         ===========         ===========

---------------------------------------------------------------------------------------------------------------------------
1995
Sales and other operating revenues ...........     2,313,768             512,375             454,737           3,280,880
                                                 ===========         ===========         ===========         ===========
Operating profit (net of restructuring charge)       102,542              21,162              11,942             135,646
                                                 ===========         ===========         ===========
General corporate expenses ...................                                                                   (10,293)

Interest expense .............................                                                                   (69,585)
                                                                                                             -----------
    Income before income taxes and other items                                                                    55,768
                                                                                                             ===========
Identifiable assets ..........................     1,305,967             333,379             143,366           1,782,712
                                                 ===========         ===========         ===========
Investments in unconsolidated affiliates .....                                                                    23,433

Corporate assets .............................                                                                     1,820
                                                                                                             -----------
    Total assets .............................                                                                 1,807,965
                                                                                                             ===========
Depreciation and amortization ................        39,809               7,051               1,764              48,624
                                                 ===========         ===========         ===========         ===========
Capital expenditures ........................   $    28,590         $     8,537         $     1,897         $    39,024
                                                 ===========         ===========         ===========         ===========

---------------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------------------------

Consolidated Operations                              United    South/Central                   Other
by Geographic Area                                   States       America       Europe         Areas      Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
1997
Revenues from unaffiliated customers .........   $ 2,005,603    $   260,076   $ 1,591,385   $   255,611                 $ 4,112,675

Transfers between geographic areas ...........        14,071        215,277       105,823       467,500   $  (802,671)
                                                 -----------    -----------   -----------   -----------   -----------   -----------
Sales and other operating revenues ...........     2,019,674        475,353     1,697,208       723,111      (802,671)    4,112,675
                                                 ===========    ===========   ===========   ===========   ===========   ===========

Operating profit .............................        49,114         62,974        81,973        56,985        (2,523)      248,523
                                                 ===========    ===========   ===========   ===========   ===========
General corporate expenses ...................                                                                              (11,696)
Interest expense .............................                                                                              (64,886)
                                                                                                                        -----------
    Income before income taxes and other items                                                                              171,941
                                                                                                                        ===========
Identifiable assets ..........................       909,955        529,171       772,797       369,750      (635,180)    1,946,493
                                                 ===========    ===========   ===========   ===========   ===========
Investments in unconsolidated affiliates .....                                                                               33,413
Corporate assets .............................                                                                                2,073
                                                                                                                        -----------
    Total assets .............................                                                                            1,981,979
                                                                                                                        ===========


1996
Revenues from unaffiliated customers .........     1,800,204        222,223     1,370,767       177,034                   3,570,228
Transfers between geographic areas ...........           962        138,607        38,431       339,862      (517,862)
                                                 -----------    -----------   -----------   -----------   -----------   -----------
    Sales and other operating revenues .......     1,801,166        360,830     1,409,198       516,896      (517,862)    3,570,228
                                                 ===========    ===========   ===========   ===========   ===========   ===========
Operating profit .............................        64,388         49,079        50,967        40,643        (1,210)      203,867
                                                 ===========    ===========   ===========   ===========   ===========
General corporate expenses ...................                                                                              (11,392)
Interest expense .............................                                                                              (68,754)
                                                                                                                        -----------
    Income before income taxes and other items                                                                              123,721
                                                                                                                        ===========
Identifiable assets ..........................       867,229        558,045       884,021       194,768      (643,731)    1,860,332
                                                 ===========    ===========   ===========   ===========   ===========
Investments in unconsolidated affiliates .....                                                                               27,191
Corporate assets .............................                                                                                1,990
                                                                                                                        -----------
    Total assets .............................                                                                            1,889,513
                                                                                                                        ===========


1995
Revenues from unaffiliated customers .........     1,650,868        236,496     1,218,525       174,991                   3,280,880
Transfers between geographic areas ...........         1,073         93,781        42,316       289,362      (426,532)
                                                 -----------    -----------   -----------   -----------   -----------   -----------
    Sales and other operating revenues .......     1,651,941        330,277     1,260,841       464,353      (426,532)    3,280,880
                                                 ===========    ===========   ===========   ===========   ===========   ===========

Operating profit (net of restructuring charge)        47,996         15,643        32,929        41,194        (2,116)      135,646
                                                 ===========    ===========   ===========   ===========   ===========
General corporate expenses ...................                                                                              (10,293)
Interest expense .............................                                                                              (69,585)
                                                                                                                        -----------
    Income before income taxes and other items                                                                               55,768
                                                                                                                        ===========
Identifiable assets ..........................   $   588,078    $   454,453   $   837,085   $   225,279   $  (322,183)    1,782,712
                                                 ===========    ===========   ===========   ===========   ===========
Investments in unconsolidated affiliates .....                                                                               23,433
Corporate assets .............................                                                                                1,820
                                                                                                                        -----------
    Total assets .............................                                                                          $ 1,807,965

------------------------------------------------------------------------------------------------------------------------------------

Note 5 - INCOME TAXES

         The components of income before income taxes and other items consist of the following:

----------------------------------------------------------------------
Year Ended June 30,        1997             1996            1995
----------------------------------------------------------------------

United States ....        $ 33,575        $ 26,420        $ 21,386
Foreign ..........         138,366          97,301          34,382
                          --------        --------        --------
                          $171,941        $123,721        $ 55,768
                          ========        ========        ========

----------------------------------------------------------------------

         Income taxes consist of the following:

----------------------------------------------------------------------
Year Ended June 30,          1997            1996            1995
----------------------------------------------------------------------

Current
    United States .        $  2,600       $  6,562        $  5,396
    State and local           1,128          1,828             751
    Foreign .......          42,156         44,870          34,787
                           --------       --------        --------
                             45,884         53,260          40,934
Deferred
    United States .          19,025            983          (7,322)
    State and local            (180)           729             235
    Foreign .......           4,047         (5,498)         (8,981)
                           --------       --------        --------
                             22,892         (3,786)        (16,068)
                           --------       --------        --------

Total .............        $ 68,776       $ 49,474        $ 24,866
                           ========       ========        ========

----------------------------------------------------------------------


         A reconciliation of the statutory U.S. federal rates is as follows:

--------------------------------------------------------------------------------
Year Ended June 30,                           1997         1996          1995
--------------------------------------------------------------------------------

Tax at statutory rate ....................     35.0%        35.0%         35.0%
State income taxes, net of federal benefit      0.4          1.3           1.4
Income taxed at other than the U.S. rate .      4.3          5.0           7.0
Increase in federal statutory rate
Other, net ...............................      0.3         (1.3)          1.2
                                             ------       ------        ------
                                               40.0%        40.0%         44.6%
                                             ======       ======        ======

--------------------------------------------------------------------------------

         Significant components of deferred tax liabilities and assets as of June 30 were as follows:
--------------------------------------------------------------------------------
                                                  1997            1996
--------------------------------------------------------------------------------
Liabilities
    Nonrepatriated earnings .......             $28,209         $15,593
    Tax over book depreciation ....              13,881          15,640
    Goodwill ......................               4,987           2,886
    All other .....................              11,177          15,345
                                                -------         -------
       Total deferred tax liability             $58,254         $49,464
                                                -------         -------

Assets
    Employee benefit plans ........             $15,772         $16,243
    Foreign currency translation ..              10,466           3,162
    Foreign tax credits ...........               1,167          16,267
    Deferred compensation .........               6,086           5,394
    All other .....................              14,810          13,565
                                                -------         -------
       Total deferred tax asset ...             $48,301         $54,631

--------------------------------------------------------------------------------

NOTE 6 - SHORT-TERM CREDIT FACILITIES

         The Company maintains lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. At June 30, 1997, unused, uncommitted lines of credit were approximately $1.1 billion. The weighted average interest rate on short-term borrowings outstanding as of June 30, 1997 and 1996 was approximately 6.0% and 6.2%, respectively.

NOTE 7 - LONG-TERM OBLIGATIONS

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   1997            1996
----------------------------------------------------------------------------------------------------------------------------
6.14% Senior notes payable in five annual installments from 1996 to 2000..........            $     80,000     $   100,000
9.25% Medium-term notes due February  2001........................................                 100,000         100,000
6.5% Medium-term notes due February  2006.........................................                 100,000         100,000
Medium-term notes due January 1997 at an average rate of 7.3%.....................                                  50,000
Other notes due through 1999 at various interest rates ranging from 5% to 11%...                    37,726          36,357
Revenue bonds due through 2001 at various interest rates below prime..............                   2,139           6,534
                                                                                              ------------    ------------
                                                                                                   319,865         392,891
Less current portion..............................................................                 (28,228)        (83,348)
                                                                                              ============    ============
Long-term obligations.............................................................             $   291,637     $   309,543
                                                                                              ============    ============


----------------------------------------------------------------------------------------------------------------------------


         The fair value of the Company's long-term obligations was approximately $292 million at June 30, 1997 and $313 million at June 30, 1996. Certain notes are denominated in local currencies of foreign subsidiaries.

         The Company maintains a $100 million revolving credit facility to support short-term borrowings, including the issuance of commercial paper. Under its terms, the facility is renewed each year for the next two years; the current maturity date is December 31, 1998.

         Under certain of the debt agreements, the Company must meet financial covenants relating to minimum tangible net worth and restrictions on the issuance of long-term debt. The Company was in compliance with all such covenants at June 30, 1997 and 1996.

Other information:
         Maturities of long-term debt for the fiscal years succeeding June 30, 1997 are as follows: 1998-$28,228; 1999-$31,126; 2000-$27,873; 2001-$125,374;
2002-$4,763; 2003 and after-$102,501.

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

Pension costs

---------------------------------------------------------------------------------------------------------------------------
                                                                  Domestic                            Foreign
                                                     ---------------------------------   ----------------------------------
                                                        1997        1996        1995        1997        1996        1995
---------------------------------------------------------------------------------------------------------------------------
Service cost for benefits earned during the period   $  3,324    $  2,657    $  2,923    $  3,424    $  2,932    $  2,803
Interest cost on projected benefit obligation ....      7,409       7,312       6,626       6,658       6,383       5,784
Actual return on plan assets .....................     (9,865)    (16,537)     (4,158)     (9,413)     (5,916)     (4,942)
Net amortization and deferral ....................      3,847      10,583        (967)      2,602        (758)     (1,397)
                                                     --------    --------    --------    --------    --------    --------
     Total pension cost ..........................   $  4,715    $  4,015    $  4,424    $  3,271    $  2,641    $  2,248
---------------------------------------------------------------------------------------------------------------------------



Funded status
-------------------------------------------------------------------------------------------------------
Domestic - March 31 measurement date
                                                          Assets Exceed         Accumulated Benefits
                                                       Accumulated Benefits         Exceed Assets

                                                        1997         1996         1997         1996
-------------------------------------------------------------------------------------------------------

Vested benefit obligation ........................   $  79,851    $  80,313    $   3,657    $   3,179
                                                     =========    =========    =========    =========
Accumulated benefit obligation ...................      80,263       81,130        3,657        3,305
                                                     =========    =========    =========    =========
Projected benefit obligation .....................     100,577      100,025        6,910        5,818
Plan assets at fair value ........................      99,839       92,272
                                                     ---------    ---------    ---------    ---------
Plan assets less than projected benefit obligation        (738)      (7,753)      (6,910)      (5,818)
Unrecognized net (asset) liability at transition .      (1,986)      (2,573)         286          473
Unrecognized prior service costs .................         478          630        4,229        4,845
Unrecognized net loss ............................       6,561       13,990        1,386          744
Additional minimum liability .....................                                (2,648)      (3,549)
                                                     =========    =========    =========    =========
    Prepaid (accrued) pension cost ...............   $   4,315    $   4,294    $  (3,657)   $  (3,305)
                                                     =========    =========    =========    =========

-------------------------------------------------------------------------------------------------------








--------------------------------------------------------------------------------------------------
Foreign - April 30 measurement date
                                                      Assets Exceed        Accumulated Benefits
                                                   Accumulated Benefits       Exceed Assets

                                                     1997        1996        1996        1997

--------------------------------------------------------------------------------------------------
Vested benefit obligation ......................   $ 76,323    $ 71,840    $ 10,645    $ 11,082
                                                   ========    ========    ========    ========
Accumulated benefit obligation .................     80,088      75,227      11,264      11,968
                                                   ========    ========    ========    ========
Projected benefit obligation ...................     89,711      82,679      11,937      12,850
Plan assets at fair value ......................     97,008      92,065       3,670       3,234
                                                   --------    --------    --------    --------
Plan assets in excess of (less than) projected
    benefit obligation .........................      7,297       9,386      (8,267)     (9,616)
Unrecognized net (asset) liability at transition     (3,984)     (5,981)       (194)       (143)
Unrecognized net (gain) loss ...................     (1,018)     (3,218)        241         290
                                                   --------    --------    --------    --------
    Prepaid (accrued) pension cost .............   $  2,295    $    187    $ (8,220)   $ (9,469)

--------------------------------------------------------------------------------------------------



         Assumptions used in the computations were:

--------------------------------------------------------------------------------
                                                       1997    1996    1995
--------------------------------------------------------------------------------
Discount rate:
    Domestic ....................................      7.50%   7.25%   8.00%
    Foreign .....................................      7.00%   7.00%   7.00%

Rate of increase in future compensation levels:
    Domestic ....................................      5.50%   5.50%   5.50%
    Foreign .....................................      5.50%   5.50%   5.50%

Expected long-term rate of return on plan assets:
    Domestic ....................................      8.75%   8.75%   8.75%
    Foreign .....................................      7.00%   7.00%   7.00%
--------------------------------------------------------------------------------

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

         Net periodic postretirement benefit expense was as follows:


--------------------------------------------------------------------------------
                                                1997       1996       1995
--------------------------------------------------------------------------------
Service cost ..............................   $   872    $   875    $   857
Interest cost .............................     3,108      2,673      2,517
Return on plan assets .....................      (153)      (190)      (219)
Net amortization and deferral .............    (2,634)    (3,063)    (2,925)
                                              =======    =======    =======
Net periodic postretirement benefit expense   $ 1,193    $   295    $   230
                                              =======    =======    =======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         The following table sets forth the components of the postretirement benefit obligation:

----------------------------------------------------------------------------------------------
June 30 measurement date                                                   1997        1996
----------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
      Retirees .......................................................   $ 27,790    $ 32,050
      Fully eligible active plan participants ........................      5,867       6,080
      Other active plan participants .................................      5,251       5,569
                                                                         --------    --------
Accumulated postretirement benefit obligation ........................     38,908      43,699
Fair value of plan assets ............................................      3,803       3,865
                                                                         --------    --------
Accumulated postretirement benefit obligation in excess of plan assets     35,105      39,834
Unrecognized gain on plan amendment ..................................     12,941      16,000
Unrecognized net loss ................................................     (2,493)     (9,566)
                                                                         ========    ========
Accrued postretirement benefit cost ..................................   $ 45,553    $ 46,268
                                                                         ========    ========

----------------------------------------------------------------------------------------------

         The accumulated postretirement benefit obligation was determined using an assumed annual health care cost trend rate of 10.5% for fiscal year 1997 and 10% for fiscal year 1998. That cost trend rate is assumed to decrease gradually to 6.6% by fiscal year 2006. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated benefit obligation by approximately $3.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for the fiscal year by approximately $400 thousand.

         Assumptions used in the computations were:

--------------------------------------------------------------------------------
                                                      1997    1996    1995
--------------------------------------------------------------------------------
Discount rate ..................................      7.50%   7.25%   8.00%
Rate of increase in future compensation levels .      5.50%   5.50%   5.50%
Expected long-term rate of return on plan assets      4.30%   4.30%   4.30%

--------------------------------------------------------------------------------

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

                                     - 38 -
NOTE 11 - EXECUTIVE STOCK PLAN

         Under the Company's Executive Stock Plan ("the Plan"), executives, key employees, and directors may receive grants and/or awards including common stock, restricted stock, incentive stock or non-qualified stock options and "reload options." Reload options allow a participant to exercise an option and receive new options by exchanging previously acquired common stock for the shares received from the exercise. One new option may be granted for each share exchanged with an exercise price equivalent to the market price at the date of exchange. Accordingly, the issuance of reload options does not result in a greater number of shares potentially outstanding than that reflected in the grant of the original option. Up to 2 million shares of the Company's common stock may be issued under the Plan. Pursuant to the Plan, non-qualified and reload options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant. In addition, no restricted stock was issued in 1997 and 4,200 shares were issued in 1996.

         Options granted under the Plan prior to December 5, 1991 became exercisable one year after date of grant except those granted on December 4, 1991, which became exercisable November 1, 1992. Options granted after December 4, 1991 are fully exercisable six months after the date of grant and qualify for reload options, which are also fully exercisable six months after the date of the grant. All options expire ten years after date of grant.

         Further information regarding options in the Plan for 1997, 1996, and 1995 is summarized as follows:

---------------------------------------------------------------------------------------------
For the year ended:                 1997          1996          1995         Price Range
Outstanding, beginning of year    1,275,353     1,264,473       656,064    $ 11.06 - 28.00
Granted ......................      193,950       213,329       717,999    $ 21.50 - 35.38
Exercised ....................     (244,830)     (151,672)      (78,678)   $ 11.06 - 23.63
Forfeited/expired ............                    (50,777)      (30,912)
Outstanding, end of year .....    1,224,473     1,275,353     1,264,473    $ 27.38 - 28.00
Exercisable ..................    1,137,778     1,205,715     1,204,974    $ 11.06 - 35.38
Available for future grant ...    3,466,489     2,872,617     2,338,763    $ 11.06 - 31.00

---------------------------------------------------------------------------------------------

         Of  those  available  for  future  grant,  2,859,562;   2,321,885;  and
1,742,280 for 1997, 1996 and 1995, respectively, are reload options and may only be  granted  on a share for share  basis to replace  shares  surrendered  to the
Company to excersise other stock options.

The following table summarizes information concerning currently outstanding and exercisable options:

     Range of exercise prices, per share            $10 - $15      $16 - $20      $21 - $25      $26 - $30      $31 - $35

     Number outstanding                                23,342         40,100        400,510        643,326        117,195
     Weighted average remaining
              contractual life                            3.5            2.5            7.3            5.2            5.8
     Weighted average exercise price, per share     $   11.06      $   17.88      $   22.37      $   27.55      $   34.24

     Number exercisable                                23,342         40,100        400,510        643,326         30,500
     Weighted average exercise price, per share     $   11.06      $   17.88      $   22.37      $   27.55      $   31.00

     During fiscal 1997, options to purchase common stock were granted at exercise prices ranging from $29.375 - $35.375 per common share.

     Effective in fiscal year 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123 the Company will continue to apply the Accounting Principles Board

     Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. If compensation expense for the Company's stock options issued in 1997 and 1996 had been determined based on the fair value method of accounting, as defined in SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $800 or $.02 per share in 1997, and $500 or $.01 per share in 1996. These pro forma amounts may not be representative of future disclosures because the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     The Black-Sholes option valuation model was used to estimate the fair value of the options granted in fiscal year 1997 and 1996. Such models include subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The Plan has characteristics that differ from traded options. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Principle assumptions used in applying the Black-Scholes model were as follows:

                                                  1997             1996
                                                  ----             ----

     Risk-free interest rate                       6.37%            6.04%
     Expected life, in years                       6.63             7.53
     Expected volatility                            .298             .298
     Expected dividend yield                       4.60%            4.60%
     Fair value of options granted                $7.81            $5.84

NOTE 12 - COMMITMENTS AND OTHER MATTERS

         A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have an adverse effect on the Company. For the years ended June 30, 1997, 1996 and 1995, one customer accounted for revenues of $1.5 billion, $1.3 billion and $1.1 billion, respectively.

         The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At June 30, 1997, total exposure under guarantees and performance bonds was approximately $44 million. The Company considers the possibility of loss on any of these guarantees to be remote.

         The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total adjustments, including penalties and interest, approximate $55 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

         The Company's operating subsidiaries within each industry segment perform credit evaluations of customers' financial condition prior to the extension of credit. Generally, accounts and notes receivable are not secured with collateral and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements and such amounts have not been material except for the write-off of an account receivable from Iraq in fiscal year 1991 (See Note 3). In the lumber and building product operations in Europe, it is traditional business practice to insure accounts and notes receivable against uncollectibility. At June 30, accounts and notes receivable by operating segment were as follows (in millions of dollars):

------------------------------------------------------------------
                                            1997           1996
------------------------------------------------------------------
Tobacco ..............................      $288           $185
Lumber and Building Products .........        89             90
Agri-products ........................        51             52
                                            ----           ----
                                            $428           $327
                                            ====           ====

------------------------------------------------------------------

NOTE 13 - UNAUDITED QUARTERLY FINANCIAL DATA

         Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, it is always more meaningful to focus on cumulative rather than quarterly results.

------------------------------------------------------------------------------------------------------------------------------
                                                                           First       Second        Third        Fourth
                                                                          Quarter      Quarter      Quarter      Quarter
------------------------------------------------------------------------------------------------------------------------------
 1997
   Sales and other operating revenues ...............................   $  820,840   $1,337,221   $1,013,715   $  940,899
   Gross profit .....................................................      120,539      152,139      141,820      138,530
   Net income .......................................................       20,022       31,402       27,614       21,835
   Per common share
       Net income ...................................................         .570         .900         .790         .620
       Cash dividends declared ......................................         .255         .265         .265         .265
   Market price range:  High ........................................       28.500       32.375       33.500       36.625
                        Low .........................................       24.625       25.500       28.500       28.000

1996
   Sales and other operating revenues ...............................   $  842,454   $1,032,829   $  942,587   $  752,358
   Gross profit .....................................................       97,629      143,608      130,864      118,126
   Income before extraordinary item .................................       10,189       27,403       18,427       15,331
   Net income .......................................................       10,189       27,403       18,427       16,227
   Per common share
       Income before extraordinary item .............................         .290         .780         .530         .440
       Net income ...................................................         .290         .780         .530         .460
       Cash dividends declared ......................................         .250         .255         .255         .255
   Market price range:  High ........................................       23.000       24.625       28.375       28.500
                        Low .........................................       21.125       20.250       22.250       23.750

------------------------------------------------------------------------------------------------------------------------------

                                     - 42 -
REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Universal Corporation

         We have audited the acCompanying consolidated balance sheets of Universal Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



Richmond, Virginia
August 7, 1997

REPORT OF MANAGEMENT

To the Shareholders of Universal Corporation

         The consolidated financial statements of Universal Corporation have been prepared under the direction of management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles and, where appropriate, include amounts based on the judgment of management.
         Management is also responsible for maintaining an effective system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel, and an internal audit program to monitor its effectiveness.
         Ernst & Young LLP, independent auditors, are retained to audit our financial statements. Their audit provides an objective assessment of how well management discharged its responsibility for fairness in financial reporting.
         The Audit Committee of the Board of Directors is composed solely of outside directors. The committee meets periodically with management, the internal auditors and the independent auditors to assure that each is properly discharging its responsibilities. Ernst & Young LLP and the internal auditors have full and free access to meet privately with the Audit Committee to discuss accounting controls, audit findings and financial reporting matters.


/s/ Hartwell H. Roper

Hartwell H. Roper
Vice President & Chief Financial Officer
August 7, 1997



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the three years ended June 30, 1997, there were no changes in and disagreements between the Company and its independent auditors on any matter of accounting principles, practices or financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to the caption, "Election of Directors" in the September 22, 1997 Proxy Statement which information is incorporated herein by reference. The following are Executive Officers as of September 22, 1997.


Name                         Position                           Age
----                         --------                           ---

H. H. Harrell                Chairman and Chief                  58
                             Executive Officer

A. B. King                   President and Chief                 51
                             Operating Officer

H. H. Roper                  Vice President and                  49
                             Chief Financial Officer

W. L. Taylor                 Vice President and                  56
                             Chief Administrative Officer

D.G. Cohen Tervaert          President and Chairman of the       44
                             Board of Deli Universal, Inc.

J. M. White, III             Secretary and General Counsel       58



There are no family relationships between any of the above officers.

All of the above officers have been employed by the Company in various capacities during the last five years.

ITEM 11.   EXECUTIVE COMPENSATION

Refer to the caption, "Executive Compensation," in the September 22, 1997, Proxy Statement which information is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to the caption, "Stock Ownership," in the September 22, 1997, Proxy Statement which information is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to the caption, "Certain Relationships," in the September 22, 1997, Proxy Statement which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a)      (1)      The following  consolidated  financial statements of Universal
                  Corporation and Subsidiaries are included in Item 8:

                  Consolidated Statements of Income for the years ended June 30, 1997, 1996 and 1995

                  Consolidated Balance Sheets at June 30, 1997 and 1996

                  Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

                  Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements for the years ended June 30, 1997, 1996 and 1995

                  Report of Ernst & Young LLP, Independent Auditors

         (2)      Financial Statement Schedules:  None

         (3)      List of Exhibits:

                  3.1 Restated Articles of Incorporation (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, File No. 1-652).

                  3.2    Bylaws   (incorporated   herein  by  reference  to  the
                         Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 1- 652).

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

                         The Registrant, by signing this Report on Form 10-K, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument that defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

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

                  10.20 Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997 , among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee.*

                  12     Ratio of Earnings to Fixed Charges*

                  21     Subsidiaries of the Registrant.*

                  23     Consent of Ernst & Young LLP.*

                  27     Financial Data Schedule.*

* Filed herewith.

(b)      Reports on Form 8-K

         None filed in the quarter ended June 30, 1997.

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

                                                 (REGISTRANT)

   September 24, 1997                 By       /s/ Henry H. Harrell
------------------------                --------------------------------------
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

         /s/ Henry H. Harrell                     Chairman, Chief Executive                September 24, 1997
---------------------------------------             Officer and Director               ----------------------------
           Henry H. Harrell                     (Principal Executive Officer)

          /s/ Allen B. King                      President, Chief Operating                September 24, 1997
---------------------------------------             Officer and Director               ----------------------------
            Allen B. King

         /s/ William W. Berry                             Director                         September 24, 1997
---------------------------------------                                                ----------------------------
           William W. Berry

       /s/ Wallace L. Chandler                            Director                         September 24, 1997
---------------------------------------                                                ----------------------------
         Wallace L. Chandler

        /s/ Richard G. Holder                             Director                         September 24, 1997
---------------------------------------                                                ----------------------------
          Richard G. Holder

        /s/ Hubert R. Stallard                            Director                         September 24, 1997
---------------------------------------                                                ----------------------------
          Hubert R. Stallard

      /s/ Charles H. Foster, Jr.                          Director                         September 24, 1997
---------------------------------------                                                ----------------------------
        Charles H. Foster, Jr.

        /s/ Hartwell H. Roper                        Vice President and                    September 24, 1997
---------------------------------------            Chief Financial Officer             ----------------------------
          Hartwell H. Roper

       /s/ William J. Coronado                      Controller (Principal                  September 24, 1997
---------------------------------------              Accounting Officer)               ----------------------------
         William J. Coronado
