Form 10-Q
period 1997-09-30
UNIVERSAL CORP /VA/
filed 1997-11-10
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 1997

                                       OR

[   ]  Transition  Report  Pursuant  to Section  13 or 15 (d) of the  Securities
       Exchange Act of 1934

For the Transition Period From _______________to____________________


                          Commission file number 1-652

                              UNIVERSAL CORPORATION
          -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           VIRGINIA                                             54-0414210
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
  ncorporation or organization)                           Identification Number)

   1501 North Hamilton Street, Richmond, Virginia                  23230
-----------------------------------------------------    -----------------------
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
                                     Yes     X     No
                                         ---------    ----------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Common Stock,  No par value - 35,140,537  shares  outstanding  as of November 7,
1997

                                        2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal  Corporation and  Subsidiaries
CONSOLIDATED  STATEMENTS OF INCOME AND RETAINED  EARNINGS
Three Months Ended  September 30, 1997 and 1996
(In thousands of dollars, except per share data)

                                                        September 30,   September 30,
                                                            1997             1996
                                                        ------------    ------------
Sales and other operating revenues ..................   $  1,023,156    $    820,840

Costs and expenses
    Costs of goods sold .............................        880,921         700,301
    Selling, general and administrative .............         78,437          71,486
    Interest ........................................         13,802          15,911
                                                        ------------    ------------
                                                             973,160         787,698
                                                        ------------    ------------

Income before income taxes and other items ..........         49,996          33,142
    Income taxes ....................................         20,000          13,219
    Minority interests ..............................           (338)            608
                                                        ------------    ------------


Income from consolidated operations .................         30,334          19,315
    Equity in net income of unconsolidated affiliates          2,439             707
                                                        ------------    ------------

Net income ..........................................   $     32,773    $     20,022
                                                        ============    ============

Earnings per common share ...........................   $        .93    $        .57
                                                        ============    ============

Retained earnings - Beginning of period .............   $    424,298    $    360,273
Net income ..........................................         32,773          20,022
Cash dividends declared ($.265-1997; $.255-1996) ....         (9,312)         (8,940)
                                                        ------------    ------------
Retained earnings - End of period ...................   $    447,759    $    371,355
                                                        ============    ============

Average common shares outstanding ...................     35,139,137      35,056,357


See accompanying notes.








Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                     September 30,             June 30,
                                                         1997                   1997
                                                      ----------             ----------
ASSETS

Current
    Cash and cash equivalents .....................   $   97,602             $  109,070
    Accounts and notes receivable .................      343,127                428,430
    Advances to suppliers .........................      105,335                 79,499
    Accounts receivable - unconsolidated affiliates        4,266                  7,768
    Inventories - at lower of cost or market:
        Tobacco ...................................      687,788                570,650
        Lumber and building products ..............      107,973                105,567
        Agri-products .............................       76,116                 80,812
        Other .....................................       16,303                 12,444
    Prepaid income taxes ..........................        5,744                  7,665
    Deferred income taxes .........................        7,338                  7,064
    Other current assets ..........................       17,999                 22,270
                                                      ----------             ----------
        Total current assets ......................    1,469,591              1,431,239


Real estate, plant and equipment - at cost
    Land ..........................................       29,444                 30,887
    Buildings .....................................      212,471                214,605
    Machinery and equipment .......................      438,055                430,360
                                                      ----------             ----------
                                                         679,970                675,852
        Less accumulated depreciation .............      370,045                366,200
                                                      ----------             ----------
                                                         309,925                309,652

Other assets
    Goodwill ......................................      121,841                117,483
    Other intangibles .............................       22,354                 22,703
    Investments in unconsolidated affiliates ......       34,463                 33,413
    Deferred income taxes .........................        1,784                  1,509
    Other noncurrent assets .......................       62,657                 65,980

                                                      ----------             ----------
                                                         243,099                241,088
                                                      ----------             ----------
                                                      $2,022,615             $1,981,979
                                                      ==========             ==========


See accompanying notes.







Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                           September 30,              June 30,
                                                               1997                     1997
                                                           -----------              -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts .......................   $   574,040              $   589,648
    Accounts payable ...................................       251,161                  275,980
    Accounts payable - unconsolidated affiliates .......         8,553                   10,204
    Customer advances and deposits .....................       225,789                  144,175
    Accrued compensation ...............................        15,257                   19,296
    Income taxes payable ...............................        14,366                   16,166
    Current portion long-term obligations ..............        29,862                   28,228
                                                           -----------              -----------
        Total current liabilities ......................     1,119,028                1,083,697

Long - term obligations ................................       280,521                  291,637

Postretirement benefits other than pensions ............        46,635                   45,553

Other long - term liabilities ..........................        41,244                   42,273

Deferred income taxes ..................................        22,473                   18,527

Minority interests .....................................        26,547                   30,699

Shareholders' equity
    Additional preferred stock, no par value, authorized
        5,000,000 shares, none issued or outstanding
    Common stock, no par value, authorized 50,000,000
        shares, issued and outstanding 35,139,137 shares        77,040                   77,040
    Retained earnings ..................................       447,759                  424,298
    Foreign currency translation adjustments ...........       (38,632)                 (31,745)
                                                           -----------              -----------
        Total shareholders' equity .....................       486,167                  469,593
                                                           -----------              -----------

                                                           $ 2,022,615              $ 1,981,979
                                                           ===========              ===========






                                                              5
Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1997
(In thousands of dollars)

                                                                         1997              1996
                                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ....................................................   $  32,773         $  20,022
    Adjustments to reconcile net income to net cash provided
        by operating activities ...................................      15,400            18,300
    Changes in operating assets and liabilities net of effects from
        purchase of businesses ....................................      (1,641)         (159,408)
                                                                      ---------         ---------

        Net cash provided by (used in) operating activities .......      46,532          (121,086)
                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment .....................     (13,100)          (13,000)
    Other .........................................................                          (100)
                                                                      ---------         ---------

        Net cash used in investing activities .....................     (13,100)          (13,100)
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of (repayment) short-term debt - net .................     (15,600)           28,600
    Repayment of long-term debt ...................................     (20,000)          (20,000)
    Dividends paid ................................................      (9,300)           (8,900)
                                                                      ---------         ---------

        Net cash provided by (used in) financing activities .......     (44,900)             (300)
                                                                      ---------         ---------

Net decrease in cash and cash equivalents .........................     (11,468)         (134,486)
Cash and cash equivalents at beginning of period ..................     109,070           214,782
                                                                      ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................   $  97,602         $  80,296
                                                                      =========         =========


See accompanying notes.

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997


All figures contained herein are unaudited and stated in thousands of dollars, except per share data and the number of average common shares outstanding.

1) The company's operating segments of domestic and foreign tobacco, lumber and building products and agri-products are seasonal by nature. Therefore, the results of operations for the three-month period ended September 30, 1997, are not necessarily indicative of results to be expected for the year ending June 30, 1998. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.

2) Contingent liabilities: At September 30, 1997, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $4 million. Other contingent liabilities approximate $50 million and relate principally to performance bonds and Common Market guarantees. The Company considers the possibility of loss on any of these guarantees to be remote. The company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total adjustments, including penalties and interest, approximate $55 million. The company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the company believes that the ultimate disposition will not have a material adverse effect on the company's consolidated financial position or results of operations.

3) Amounts in the three-month period for the last year have been reclassified to be reported on a consistent basis with the current year's presentation.

4) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which is required to be adopted in the quarter ending December 31, 1997. SFAS 128 simplifies the calculation of earnings per share and changes the calculation related to dilution. The impact of SFAS 128 on the calculation of earnings per share for the company is not expected to be material due to the company's simple capital structure.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for fiscal year 1999.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for fiscal year 1999. The Company is currently evaluating the provisions of SFAS 131.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

Working capital at September 30, 1997, was $351 million compared to $348 million at June 30, 1997. The net change in working capital was accounted for by increases in current assets of $38 million offset by increases in current liabilities of $35 million. Advances to suppliers, tobacco inventory and customer advances account for the majority of the growth in the respective categories. Within the U.S., tobacco working capital needs are normally at their lowest point at June 30. In mid to late July, the U.S. flue-cured tobacco markets open and capital needs increase. As tobacco is purchased and shipped to factories for processing, the Company's inventories rise. This increase in inventories is offset by increases in notes payable and/or customer advances. The mix of notes payable and customer advances is dependent on the Company's borrowing capabilities, interest rates and exchange rates, as well as those of its customers. In addition to the increases related to domestic tobacco operations, accounts receivable dropped $85 million compared to the balance at June 30, 1997, due to collections in Brazil.

         Generally the Company's international tobacco operations conduct business in U.S. dollars, thereby limiting foreign exchange risk to local production and overhead costs. Agri-product and lumber operations enter into foreign exchange contracts to hedge firm purchase and sales commitments for terms of less than six months. Contracts used to manage foreign currency risks are not material. Interest rate risk is limited because customers in the tobacco business usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

         The liquidity and capital resources of the Company at September 30, 1997, remain adequate to support its businesses.

Results of Operations

         'Sales and Other Operating Revenues' and 'Cost of Goods Sold' for the first quarter of fiscal year 1998 increased $202 million and $181 million respectively, over the comparable period last year. Both domestic and foreign tobacco operations contributed to the increases in the quarter, due to strong demand. Lumber and building products revenues were lower due to the effect of a stronger U.S. dollar. The U.S. dollar appreciated on average 15 percent against the Dutch guilder since the first quarter of last year.

Before interest and income taxes, in the quarter increased over compared to the first quarter of 1997 to, principally due to improvements realized in both domestic and foreign tobacco operations. Foreign tobacco operations were positively impacted by the operating results from Brazil. An increase in the combined 1997 Brazilian flue-cured and burley crops of 36% contributed to the improved volume and earnings. A high proportion of the Brazilian crop is traditionally shipped in the Company's first and second quarters. Domestic tobacco earnings benefited from increased shipments of old crop tobaccos in the quarter, although the volume of current crop purchases in the quarter were down compared to last year because of a later harvest. Lumber and building products operating profits were down due to the aforementioned effect of a strong U.S. dollar. Agri product operating profits improved due to improved results in tea and rubber trading.

         'Selling, General and Administrative Expenses' for the first quarter of fiscal year 1998 were up about 10% reflecting increased foreign tobacco shipments. Interest expense was down 13% from the comparable period last year principally reflecting lower borrowing levels.

         Increased leaf production in a number of areas and strong demand in world markets has enabled the Company to handle increased leaf volumes in the current year. The strong performance by the Company for the three month period is a reflection of these market conditions. Quarterly comparisons continue to be complicated by the timing of shipments to customers.

Reference is made to Items 1 and 7 and the Notes to the Consolidated Financial Statements in Item 8 of the Company's Form 10-K for the fiscal year ended June 30, 1997, regarding important factors that would cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in Item 2 of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
      1).  (12) Ratio of Earnings to Fixed Charges
      2).  (27) Financial Data Schedule

(b) Reports on Form 8-K

1). Form 8-K filed on July 17, 1997. The form reports a press release issued by the Company on July 9, 1997. The press release announced the purchase of Tanzania's only leaf processing facility, located in Morogoro.

2). Form 8-K filed on July 17, 1997. The form reports a press release issued by the Company on July 9, 1997. The press release announced that a subsidiary of the Company had reached an agreement to acquire a processing plant and agronomy and leaf buying units located in the Grudziadz region of Poland.

3). Form 8-K filed on August 21, 1997. The form reports a press release issued by the Company on August 6, 1997. The press release announced that the Company had signed a letter of intent with Socotab Leaf Tobacco Company, Inc. to combine both company's oriental leaf tobacco operations into a partnership.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 7,1997                             UNIVERSAL CORPORATION
                                     -------------------------------------------
                                                       (Registrant)



                                         /s/   Hartwell H. Roper
                                     -------------------------------------------
                                          Hartwell H. Roper, Vice President and
                                                 Chief Financial Officer



                                         /s/   William J. Coronado
                                     -------------------------------------------
                                             William J. Coronado, Controller
                                              (Principal Accounting Officer)