Form 10-Q
period 1997-12-31
UNIVERSAL CORP /VA/
filed 1998-02-06
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 1997

                                       OR

[   ]  Transition  Report  Pursuant  to Section  13 or 15 (d) of the  Securities
       Exchange Act of 1934

For the Transition Period From __________________ to _____________________


                          Commission file number 1-652

                              UNIVERSAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           VIRGINIA                                             54-0414210
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

   1501 North Hamilton Street, Richmond, Virginia                 23230
-----------------------------------------------------    -----------------------
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

Common Stock,  No par value - 35,283,742  shares  outstanding  as of February 5,
1998

                                                                 2
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Six Months Ended December 31, 1997 and 1996
(In thousands of dollars, except per share data)

                                                                    Three Months                             Six Months
                                                              1997                 1996                 1997                1996
                                                       -----------------    -----------------    ---------------     --------------
Sales and other operating revenues..............            $1,265,157          $1,337,221           $2,288,313         $2,158,061

Costs and expenses
    Costs of goods sold.........................             1,103,628           1,185,082            1,984,549          1,885,383
    Selling, general and administrative.........                77,004              77,049              155,441            148,535
    Interest....................................                15,879              18,344               29,681             34,255
                                                       -----------------    -----------------    ---------------     --------------
                                                             1,196,511           1,280,475            2,169,671          2,068,173
                                                       -----------------    -----------------    ---------------     --------------

Income before income taxes and other items......                68,646              56,746              118,642             89,888
    Income taxes................................                27,637              22,736               47,637             35,955
    Minority interests..........................                 3,382               3,341                3,044              3,949
                                                       -----------------    -----------------    ---------------     --------------


Income from consolidated operations.............                37,627              30,669               67,961             49,984
    Equity in net income of unconsolidated
     affiliate..................................                   458                 733                2,897              1,440
                                                       -----------------    -----------------    ---------------     --------------

Net income......................................               $38,085            $ 31,402              $70,858            $51,424
                                                       =================    =================    ===============     ==============

Earnings per share..............................                 $1.08                $.90                $2.02              $1.47
                                                       =================    =================    ===============     ==============

Diluted earnings per share                                       $1.08                $.89                $2.00              $1.46
                                                       =================    =================    ===============     ==============


Retained earnings - Beginning of period.........                                                       $424,298           $360,273
Net income......................................                                                         70,858             51,424
Cash dividends declared ($.545-1997; $.52-1996)..                                                      (19,191)           (17,879)
                                                                                                 ---------------     --------------
Retained earnings - End of period ..............                                                       $475,965           $393,818
                                                                                                 ===============     ==============





                                                                 3
Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                                                               December 31,          June 30,
                                                                                                    1997                1997
                                                                                             ----------------   -----------------
ASSETS

Current
    Cash and cash equivalents..................................                                     $122,186           $ 109,070
    Accounts and notes receivable..............................                                      422,349             428,430
    Advances to suppliers......................................                                       87,672              79,499
    Accounts receivable - unconsolidated affiliates.............                                      11,324               7,768
    Inventories - at lower of cost or market:
        Tobacco................................................                                      847,754             570,650
        Lumber and building products...........................                                      103,548             105,567
        Agri-products..........................................                                       77,844              80,812
        Other..................................................                                       21,941              12,444
    Prepaid income taxes.......................................                                        8,289               7,665
    Deferred income taxes......................................                                        7,583               7,064
    Other current assets.......................................                                       16,002              22,270
                                                                                             ----------------   -----------------
        Total current assets...................................                                    1,726,492           1,431,239

Real estate, plant and equipment - at cost
    Land.......................................................                                       32,891              30,887
    Buildings..................................................                                      230,523             214,605
    Machinery and equipment....................................                                      453,800             430,360
                                                                                             ----------------   -----------------
                                                                                                     717,214             675,852
        Less accumulated depreciation..........................                                      379,877             366,200
                                                                                             ----------------   -----------------
                                                                                                     337,337             309,652

Other assets
    Goodwill...................................................                                      121,238             117,483
    Other intangibles..........................................                                       21,583              22,703
    Investments in unconsolidated affiliates...................                                       39,472              33,413
    Deferred income taxes......................................                                        1,767               1,509
    Other noncurrent assets....................................                                       72,459              65,980
                                                                                             ----------------   -----------------
                                                                                                     256,519             241,088
                                                                                             ----------------   -----------------

                                                                                                  $2,320,348          $1,981,979
                                                                                             ================   =================

See accompanying notes.

                                                                 4
Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
                                                                                           December 31,          June 30,
                                                                                                1997                1997
                                                                                          ---------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts...............................                                 $641,620            $589,648
    Accounts payable...........................................                                  305,627             275,980
    Accounts payable - unconsolidated affiliates...............                                   14,923              10,204
    Customer advances and deposits.............................                                  334,774             144,175
    Accrued compensation.......................................                                   20,793              19,296
    Income taxes payable.......................................                                   28,071              16,166
    Current portion long-term obligations......................                                   29,562              28,228
                                                                                          ---------------     ---------------
        Total current liabilities........ .....................                                1,375,370           1,083,697

Long-term obligations..........................................                                  280,304             291,637

Postretirement benefits other than pensions....................                                   46,232              45,553

Other long-term liabilities....................................                                   40,117              42,273

Deferred income taxes..........................................                                   25,467              18,527

Minority interests.............................................                                   31,702              30,699

Shareholders' equity
    Additional preferred stock, no par value, authorized
        5,000,000 shares, none issued or outstanding
    Common stock, no par value, authorized 50,000,000
        shares, issued and outstanding 35,283,742 shares
       (35,139,137 at June 30,1996)............................                                   82,319              77,040
    Retained earnings..........................................                                  475,965             424,298
    Foreign currency translation adjustments...................                                 (37,128)            (31,745)
                                                                                          ---------------     ---------------
        Total shareholders' equity.............................                                  521,156             469,593
                                                                                          ---------------     ---------------

                                                                                              $2,320,348          $1,981,979
                                                                                          ===============     ===============



                                                                 5
Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1997 and 1996
(In thousands of dollars)

                                                                                                   1997              1996
                                                                                              --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.................................................                                     $70,858          $51,424
    Adjustments to reconcile net income to net cash provided
        by operating activities................................                                      30,700           39,200
    Changes in operating assets and liabilities................                                     (54,842)        (194,959)
                                                                                              --------------    -------------

        Net cash provided by (used in) operating activities....                                      46,716        (104,335)
                                                                                              --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment..................                                    (51,700)         (25,300)
                                                                                              --------------    -------------

        Net cash used in investing activities..................                                    (51,700)         (25,300)
                                                                                              --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of short-term debt - net..........................                                      52,000           31,400
    Repayment of long-term debt................................                                    (20,000)         (20,000)
    Issuance of long-term debt.................................                                           0           14,200
    Issuance of common stock...................................                                       5,300              280
    Dividends paid.............................................                                    (19,200)         (17,900)
                                                                                              --------------    -------------

        Net cash provided by financing activities..............                                      18,100            7,980
                                                                                              --------------    -------------

Net increase (decrease) in cash and cash equivalents...........                                      13,116        (121,655)
Cash and cash equivalents at beginning of period...............                                     109,070          214,782
                                                                                              --------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................                                    $122,186          $93,127
                                                                                              ==============    =============

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997


All figures contained herein are unaudited. Amounts are stated in thousands of dollars, except per share data and the number of average common shares outstanding.

1) The operations of segments of domestic and foreign tobacco, lumber and building products and agri-products are seasonal. Therefore, the results of operations for the six-month period ended December 31, 1997, are not necessarily indicative of results to be expected for the year ending June 30, 1998. All adjustments necessary to fairly state the results for such period have been included and were of a normal recurring nature.

2) Contingent liabilities: At December 31, 1997, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was $2 million. Other contingent liabilities approximate $48 million and relate principally to performance bonds and Common Market Guarantees. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total adjustments, including penalties and interest, approximate $55 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amounts. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have an material adverse effect on the Company's consolidated financial position or results of operations.

3) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for fiscal year 1999.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the implementation of SFAS 131 which will be adopted by the Company for fiscal year 1999.

4) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which was adopted by the Company in the quarter ended December 31, 1997. Prior to the adoption of SFAS 128, the Company was not required to present the dilutive effects of employee stock options because the effects were immaterial. SFAS 128 requires the presentation of both basic and diluted earnings per share, regardless of materiality, unless the per share amounts are equal. The effect of adopting SFAS 128 on earnings per share calculations for prior periods is not material.

For all periods presented, net income was not affected by the calculation of basic and diluted earnings per share. The following table sets forth the computation of earnings per share and diluted earnings per share.

                                                      Three Months                           Six Months
                                                 1997               1996              1997                1996
                                             -----------        -----------        -----------        -----------
Net income ($ in thousands) ..............   $    38,085        $    31,402        $    70,858        $    51,424
                                             ===========        ===========        ===========        ===========

Denominator for earnings per share
         Weighted average shares .........    35,172,358         35,064,585         35,155,747         35,060,516
Effect of dilutive securities
         Employee stock options ..........       217,767            114,453            204,113            104,208
                                              ----------         ----------         ----------         ----------

Denominator for diluted earnings per share    35,390,125         35,179,038         35,359,860         35,164,724
                                             ===========        ===========        ===========        ===========

Earnings per share .......................   $      1.08        $       .90        $      2.02        $      1.47
                                             ===========        ===========        ===========        ===========

Diluted earnings per share ...............   $      1.08        $       .89        $      2.00        $      1.46
                                             ===========        ===========        ===========        ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Working capital at December 31, 1997 was comparable to June 30, 1997 at approximately $350 million. Due to the seasonal nature of tobacco operations, the components of working capital on a comparative basis increased significantly compared to June 30th. Current assets and current liabilities increased $295 million and $292 million, respectively. The majority of the increase was reflected in tobacco inventory which was supported by increased notes payable and overdrafts and customer advances. The mix of notes payable and customer advances supporting inventories is dependent on the Company's borrowing capabilities, interest rates and exchange rates as well as those of its customers. The increase in tobacco inventories primarily represents purchases of crops that have not yet been processed and/or shipped due to customer requirements. The Company generally does not purchase tobacco in the U.S. on a speculative basis; thus the higher inventory levels represent tobacco that has been committed to customers. In the United States, tobacco working capital at December 31 represents a combination of processed flue-cured tobacco and burley tobacco purchases from mid-November. Approximately 70% of the company's U. S. burley tobacco purchases normally occur during November and December. Processing begins shortly after the purchase and continues through the spring. June 30th usually represents the low point of U.S. tobacco working capital needs as most of the current crop has been shipped and paid for by customers.

         Generally, the Company's international tobacco operations conduct business in U.S. dollars, thereby limiting foreign exchange risk to local production and overhead costs. Agri-product and lumber operations enter into foreign exchange contracts to hedge firm purchase and sales commitments for terms of less than six months. Contracts used to manage foreign currency risks are not material. Interest rate risk is limited because customers in the tobacco business usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

         Effective December 18, 1997 the Company replaced its $100 million revolving credit facility with a new $300 million facility issued in two tranches of $150 million each. The new facility is expected to be used as support for an increased commercial paper program that will provide flexibility in the Company's short-term borrowings. The liquidity and capital resources of the Company at December 31, 1997, remain adequate to support its businesses.

Results of Operations

         'Sales and Other Operating Revenues' for the second quarter of fiscal year 1998 decreased 5% compared to the same period last year due to timing differences between the first and second quarters related to sales of Brazilian tobacco and reduced lumber and building products revenues. Lumber and building product revenues were adversely affected by the strength of the U.S. dollar, which has appreciated, on average, approximately 17 percent against the Dutch guilder since the second quarter of last year. For the six month period, `Sales and Other Operating Revenues' increased by $130 million or 6% compared to the six months ended December 31, 1996. Lower lumber and building products revenues for the six months were offset by strong tobacco sales growth year-to-date.

         Operating income (pre-tax earnings before interest) increased in both the second quarter and six- month period compared to the corresponding periods last year. In the second quarter, operating income increased by $9 million or 13% compared to the second quarter of fiscal year 1997. During the six-month period ended December 31, operating income increased by $24 million or 19%. The increases in the second quarter and six-month periods were principally due to improvements realized in both domestic and foreign tobacco operations. Domestic tobacco operations in the current quarter benefited from higher volumes purchased and processed. Foreign tobacco operations were positively impacted by larger Brazilian flue-cured and burley crops. A higher proportion of the Brazilian crop is normally shipped in the Company's first six months of fiscal year. In addition, the Company's dark operations continued to benefit from increased cigar consumption and demand. Lumber and building products operating income in both periods was down due to the aforementioned effect of a strong U.S. dollar. Volumes and margins were also lower due to declining world market prices for hardwood, softwood and plywood. Agri-product operating income in the quarter and six months were well above last year, benefiting from a strong international tea market and rubber operations.

         'Selling, General and Administrative Expenses' for the six-month period increased by 5% over the comparable period last year reflecting increased foreign tobacco shipments. Interest expense was down from the comparable periods last year principally reflecting lower borrowing levels by the Company.

         As a result of the Company's inventory control policies, it is currently not holding material leaf inventories that are not committed to customers. No significant impact is anticipated in the Company's financial condition or results of operations from the current weakness in the economies of certain countries in Southeast Asia. In spite of large production increases in China, world flue-cured and burley tobacco markets are essentially in balance. Quarterly comparisons continue to be impacted by the timing of shipments to customers.

         The Company is currently in the process of evaluating the potential impact on its worldwide computer systems related to the year 2000. Systems and equipment may malfunction due to the inability to recognize a date ending with the digits "00", which could disrupt and have a material adverse impact on some of the Company's operations. The Company expects to complete its evaluation by June 30, 1998 and complete implementation of corrective actions by June 30, 1999. At the current time the Company has not finalized the total costs resulting from the Year 2000 issue. In compliance with current generally accepted accounting principles, costs incurred to fix the Year 2000 problems will be expensed as incurred. The Company currently believes that these costs will not be material to its consolidated financial condition or results of operations. Costs such as vendor-supplied software and computer hardware will be capitalized and amortized to expense over their expected useful life.

         In January 1998 the Company reached an agreement to sell its minority interest in a Dutch spice joint venture. The transaction is expected to result in an after-tax gain of approximately $11 million, which will be recognized in second half of fiscal year 1998's earnings.

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





Date: February 6, 1998                         UNIVERSAL CORPORATION
                                 -----------------------------------------------
                                                   (Registrant)



                                     /s/   Hartwell H. Roper
                                 -----------------------------------------------
                                      Hartwell H. Roper, Vice President and
                                             Chief Financial Officer



                                     /s/   William J. Coronado
                                 -----------------------------------------------
                                         William J. Coronado, Controller
                                          (Principal Accounting Officer)

PART II.          OTHER INFORMATION

                                  EXHIBIT INDEX

Item 6.  Exhibits and Reports on Form 8-K


a.              Exhibits
--              --------

10.21 Form of Universal Corporation 1997 Restricted Stock Agreement, with Schedule of Awards to Executive Officers.*

10.22 Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers.*

10.23 Non-Employee Director Restricted Stock Agreement dated October 29, 1997, between Universal Corporation and Charles H. Foster, Jr.*

10.24 Non-Employee Director Restricted Stock Agreement dated October 29, 1997, between Universal Corporation and Joseph C. Farrell.*

10.25           1997   Non-Qualified   Stock  Option   Agreement   between  Deli
                Universal, Inc. and D.G. Cohen Tervaert.*

10.26 Employment Agreement dated January 15, 1998 between the Company and Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell
                H. Roper, Edward M. Schaaf III, and James M. White III.*

10.27           364 Day Credit Agreement dated December 18, 1997. *

10.28           Three Year Credit Agreement dated December 18, 1997. *

12              Ratio of Earnings to Fixed Charges.*

27              Financial Data Schedule.*



*  Filed Herewith