Form 10-Q
period 1998-03-31
UNIVERSAL CORP /VA/
filed 1998-05-08
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 1998
                    ---------------

                                       OR

[   ]  Transition  Report  Pursuant  to Section  13 or 15 (d) of the  Securities
       Exchange Act of 1934

For the Transition Period From__________________to___________________


                          Commission file number 1-652
                                                 -----

                              UNIVERSAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           VIRGINIA                                              54-0414210
 ------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)



   1501 North Hamilton Street, Richmond, Virginia                23230
-----------------------------------------------------    --------------------
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

Common Stock, No par value - 35,313,742 shares outstanding as of May 3, 1998


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Nine Months Ended March 31, 1998 and 1997
(In thousands of dollars, except per share data)

                                                      Three Months                       Nine Months
                                                1998              1997              1998              1997
                                             ----------        ----------        ----------        ----------
Sales and other operating revenues .......   $1,152,696        $1,013,715        $3,441,009        $3,171,776

Costs and expenses
    Cost of goods sold ...................      996,853           871,895         2,981,402         2,757,278
    Selling, general and administrative ..       89,390            83,123           244,831           231,658
    Interest .............................       16,585            15,243            46,266            49,498
                                             ----------        ----------        ----------        ----------
                                              1,102,828           970,261         3,272,499         3,038,434
                                             ----------        ----------        ----------        ----------

Income before income taxes and other items       49,868            43,454           168,510           133,342
    Income taxes .........................       19,767            17,381            67,404            53,336
    Minority interests ...................        2,729             1,694             5,773             5,643
                                             ----------        ----------        ----------        ----------


Income from consolidated operations ......       27,372            24,379            95,333            74,363
    Equity in net income of unconsolidated
      affiliates                                  4,174             3,235             7,071             4,675
                                             ----------        ----------        ----------        ----------

Net income ...............................   $   31,546        $   27,614        $  102,404        $   79,038
                                             ==========        ==========        ==========        ==========

Earnings per share .......................   $      .90        $      .79        $     2.91        $     2.25
                                             ==========        ==========        ==========        ==========

Diluted earnings per share ...............   $      .89        $      .78        $     2.89        $     2.25
                                             ==========        ==========        ==========        ==========


Retained earnings - Beginning of period....                                        $424,298          $360,273
Net income.................................                                         102,404            79,038
Cash dividends declared ($.825-1998;
    $.785-1997)............................                                         (29,079)          (27,177)
                                                                                 ----------        ----------
Retained earnings - End of period..........                                        $497,623          $412,134
                                                                                 ==========        ==========

See accompanying notes.




Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                 March 31,                June 30,
                                                                    1998                    1997
                                                                ----------               ----------
ASSETS

Current
    Cash and cash equivalents .....................             $  110,493               $  109,070
    Accounts and notes receivable .................                454,703                  428,430
    Advances to suppliers .........................                121,553                   79,499
    Accounts receivable - unconsolidated affiliates                  9,956                    7,768
    Inventories - at lower of cost or market:
        Tobacco ...................................                656,681                  570,650
        Lumber and building products ..............                100,915                  105,567
        Agri-products .............................                 88,636                   80,812
        Other .....................................                 31,368                   12,444
    Prepaid income taxes ..........................                  7,284                    7,665
    Deferred income taxes .........................                  7,258                    7,064
    Other current assets ..........................                 15,705                   22,270
                                                                ----------               ----------
        Total current assets ......................              1,604,552                1,431,239

Property, plant and equipment - at cost
    Land ..........................................                 30,305                   30,887
    Buildings .....................................                219,629                  214,605
    Machinery and equipment .......................                466,390                  430,360
                                                                ----------               ----------
                                                                   716,324                  675,852
        Less accumulated depreciation .............                382,618                  366,200
                                                                ----------               ----------
                                                                   333,706                  309,652

Other assets
    Goodwill ......................................                120,429                  117,483
    Other intangibles .............................                 20,502                   22,703
    Investments in unconsolidated affiliates ......                 42,792                   33,413
    Deferred income taxes .........................                  1,613                    1,509
    Other noncurrent assets .......................                 72,773                   65,980
                                                                ----------               ----------
                                                                   258,109                  241,088
                                                                ----------               ----------

                                                                $2,196,367               $1,981,979
                                                                ==========               ==========

See accompanying notes.











Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

                                                                 March 31,                June 30,
                                                                    1998                    1997
                                                                ----------               ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts .......................        $   673,871              $   589,648
    Accounts payable ...................................            275,044                  275,980
    Accounts payable - unconsolidated affiliates .......             15,060                   10,204
    Customer advances and deposits .....................            197,409                  144,175
    Accrued compensation ...............................             20,620                   19,296
    Income taxes payable ...............................             30,011                   16,166
    Current portion long-term obligations ..............             29,504                   28,228
                                                                -----------              -----------
        Total current liabilities ......................          1,241,519                1,083,697

Long-term obligations ..................................            280,722                  291,637

Postretirement benefits other than pensions ............             45,798                   45,553

Other long-term liabilities ............................             40,640                   42,273

Deferred income taxes ..................................             17,388                   18,527

Minority interests .....................................             34,171                   30,699

Shareholders' equity
    Additional preferred stock, no par value, authorized
        5,000,000 shares, none issued or outstanding
    Common stock, no par value, authorized 50,000,000
        shares, issued and outstanding 35,313,742 shares
       (35,139,137 at June 30,1997) ....................             82,964                   77,040
    Retained earnings ..................................            497,623                  424,298
    Foreign currency translation adjustments ...........            (44,458)                 (31,745)
                                                                -----------              -----------
        Total shareholders' equity .....................            536,129                  469,593
                                                                -----------              -----------

                                                                $ 2,196,367              $ 1,981,979
                                                                ===========              ===========




Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 1998 and 1997
(In thousands of dollars)
                                                                   1998                     1997
                                                                ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................    $ 102,404                $  79,038
    Adjustments to reconcile net income to net cash provided
        by operating activities ............................       37,500                   51,000
    Changes in operating assets and liabilities ............     (106,981)                (133,934)
                                                                ---------                ---------


        Net cash provided by (used in) operating activities        32,923                   (3,896)
                                                                ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ..............      (72,500)                 (35,700)
                                                                ---------                ---------

        Net cash used in investing activities ..............      (72,500)                 (35,700)
                                                                ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of short-term debt - net ......................       84,200                   43,400
    Repayment of long-term debt ............................      (20,000)                 (76,900)
    Issuance of long-term debt .............................            0                   18,600
    Issuance of common stock ...............................        5,900                      280
    Dividends paid .........................................      (29,100)                 (27,200)
                                                                ---------                ---------

        Net cash provided (used) by financing activities ...       41,000                  (41,820)
                                                                ---------                ---------

Net increase (decrease) in cash and cash equivalents .......        1,423                  (81,416)
Cash and cash equivalents at beginning of period ...........      109,070                  214,782
                                                                ---------                ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................    $ 110,493                $ 133,366
                                                                =========                =========

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998


All figures contained herein are unaudited.

1) The operations of segments of domestic and foreign tobacco, lumber and building products, and agri-products are seasonal. Therefore, the results of operations for the nine-month period ended March 31, 1998, are not necessarily indicative of results to be expected for the year ending June 30, 1998. All adjustments necessary to state fairly the results for such period have been included and were of a normal recurring nature.

2) Contingent liabilities: at March 31, 1998, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was approximately $6 million. Other contingent liabilities approximate $42 million and relate principally to performance bonds and Common Market Guarantees. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $55 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amounts. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have an material adverse effect on the Company's consolidated financial position or results of operations.

3) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and the Company will adopt it for fiscal year 1999.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the implementation of SFAS 131 and plans to adopt it for fiscal year 1999.

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

Net income was not affected by the calculation of basic and diluted earnings per share for any of the periods presented. The following table sets forth the computation of earnings per share and diluted earnings per share.

                                                             Three Months                                 Nine Months
                                                       1998               1997                     1998               1997
                                                    ----------        ----------                ----------         ----------
Net income ($ in thousands)....................        $31,546           $27,614                  $102,404            $79,038
                                                    ==========        ==========                ==========         ==========

Denominator for earnings per share
         Weighted average shares...............     35,298,742        35,085,332                35,202,716         35,068,788
                                                    ----------        ----------                ----------         ----------
Effect of dilutive securities
         Employee stock options................        270,228           144,382                   226,151            114,599
                                                    ----------        ----------                ----------         ----------

Denominator for diluted earnings per share.....     35,568,970        35,229,714                35,428,867         35,183,387
                                                    ==========        ==========                ==========         ==========

Earnings per share.............................           $.90              $.79                     $2.91              $2.25
                                                    ==========        ==========                ==========         ==========

Diluted earnings per share.....................           $.89              $.78                     $2.89              $2.25
                                                    ==========        ==========                ==========         ==========

5) In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use". The SOP is effective for the Company's fiscal year beginning July 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Working capital at March 31, 1998, was $363 million compared to $347 million at June 30, 1997. Due to the seasonal nature of the Company's tobacco operations, the components of working capital on a comparative basis increased significantly compared to June 30th. Current assets and current liabilities increased $174 million and $158 million, respectively. The majority of the increase was seasonal and was reflected in accounts receivable, advances to suppliers, and tobacco inventory that was supported by increased notes payable and overdrafts and customer advances. The mix of notes payable and customer advances supporting inventories is dependent on the Company's borrowing capabilities, interest rates, and exchange rates as well as those of its customers. The increase in tobacco inventories primarily represents purchases of crops that have not yet been processed and/or shipped due to customer requirements. The Company generally does not purchase tobacco on a speculative basis. While the inventory of domestic tobacco operations is normally higher at March 31st than at June 30th, Brazilian inventories are lower. Advances to farmers for agricultural materials, such as seed and fertilizer, were higher at the end of March compared to June as advances are made for the upcoming year's crops in Brazil and Latin America.

         Generally, the Company's international tobacco operations conduct business in U.S. dollars, thereby limiting foreign exchange risk to local production and overhead costs, which represent the smallest portion of its cost of sales. The Company's agri-product and lumber operations enter into foreign exchange contracts to hedge firm purchase and sales commitments for terms of less than six months. Contracts used to manage foreign currency risks are not material. Interest rate risk is limited because customers in the tobacco business usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

         The increase in capital expenditures for the nine months ended March 31, 1998, compared to the last year was due to the acquisition of processing plants in Tanzania and Poland and other capital improvements to tobacco processing facilities. On May 6, 1998, Universal announced that its Board of Directors had approved the purchase of up to $100 million of the common stock of the Company. The purchases will be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. The purchases are expected to be funded primarily from operating cash flow of the Company. Universal currently has approximately 35.3 million common shares outstanding. Management believes that the Universal's liquidity and capital resources at March 31, 1998, remain adequate to support its businesses.

Results of Operations

         'Sales and Other Operating Revenues' for the third quarter of fiscal year 1998 increased 14% compared to the same period last year due to strong foreign tobacco sales. In addition, dark tobacco revenues increased during the quarter. Lumber and building product revenues were adversely affected by lower market pricing of softwood, hardwood and plywood volume reductions as customers anticipated further price softening, and the strength of the U.S. dollar, which has appreciated approximately 16 percent against the Dutch guilder since the third quarter of last year. For the nine-month period, `Sales and Other Operating Revenues' increased by approximately $270 million or 9% compared to the nine months ended March 31, 1997. Lower lumber and building products revenues for the nine months were offset by strong tobacco sales growth during the same period.

         Operating income (earnings before interest and taxes) increased in both the third quarter and the nine-month period compared to the corresponding periods last year. In the third quarter, operating income increased by $8 million or 13% compared to the third quarter of fiscal year 1997. During the nine months ended March 31, operating income increased by $32 million or 17%. The increase in the nine-month period was principally due to improvements realized in both domestic and foreign tobacco operations. Domestic tobacco operations for the nine months benefited from higher volumes purchased and processed. In the quarter, domestic operating results were down due to differences in the timing of shipments and larger sales of old crop tobaccos last year. Foreign tobacco operations for the quarter were led by improved African operations, while the nine month period was positively impacted by larger Brazilian flue-cured and burley crops as well as gains in Africa and Western Europe. Oriental tobacco and dark tobacco operations also improved. In lumber and building products, operating income in both periods was down due to the aforementioned effect of a strong U.S. dollar. Volumes and margins were also lower due to the unprecedented simultaneous declines in world market prices for hardwood, softwood, and plywood. Agri-products operating income in the quarter and nine months was well above last year, benefiting from a strong international tea market and rubber operations.

         'Selling, General and Administrative Expenses' for the nine-month period increased by approximately 6% over the comparable period last year reflecting increased foreign tobacco shipments. Interest expense for the nine months was down compared to last year principally reflecting the Company's improved borrowing rates and controlled borrowing levels.

         As a result of the Company's inventory control policies, it is currently not holding material leaf inventories that are not committed to customers. No significant impact is anticipated in the Company's financial condition or results of operations from the current weakness in the economies of countries in Southeast Asia. While world leaf production has increased and uncommitted inventories held by stabilization cooperatives and the dealer trade are up somewhat, Universal has been able to expand sales volumes and continues to have very low inventories of uncommitted leaf. Quarterly comparisons continue to be impacted by the timing of shipments to customers.

         The Company is currently in the process of evaluating the potential impact on its worldwide computer systems related to the year 2000. Systems and equipment may malfunction due to the inability to recognize a date ending with the digits "00", which could disrupt and have a material adverse impact on some of the Company's operations. The Company expects to complete its evaluation by June 30, 1998, and complete implementation of corrective actions by June 30, 1999. At the current time the Company has not finalized the total costs resulting from the Year 2000 issue. In compliance with current generally accepted accounting principles, costs incurred to fix the Year 2000 problems are expensed as incurred. The Company believes that these costs will not be material to its consolidated financial condition or results of operations. Costs such as vendor-supplied software and computer hardware will be capitalized and amortized to expense over their expected useful life. There can be no assurance that the actual costs incurred or any delay in implementation of corrective actions related to remediation of the Year 2000 problems will not have a material adverse affect on the Company's future financial condition or results of operations.

         In January 1998, the Company reached an agreement to sell its minority interest in a Dutch spice joint venture. The transaction is expected to result in an after-tax gain of approximately $11 million, which will be recognized in fourth quarter of fiscal year 1998.

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

PART II.          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


a.              Exhibits
                --------


12              Ratio of Earnings to Fixed Charges.*

27              Financial Data Schedule.*



b.              Reports on Form 8-K

                i) The Company filed a current Report on Form 8-K dated January 23, 1998, describing an agreement to sell a subsidiary's share of a European joint venture in spices.

                ii) The Company filed a current Report on Form 8-K dated May 7, 1998, describing a share repurchase plan approved by the Board of Directors.








*  Filed Herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 8,1998                                 UNIVERSAL CORPORATION
                                      ------------------------------------------
                                                      (Registrant)



                                        /s/   Hartwell H. Roper
                                      ------------------------------------------
                                         Hartwell H. Roper, Vice President and
                                                Chief Financial Officer



                                        /s/   William J. Coronado
                                      ------------------------------------------
                                            William J. Coronado, Controller
                                             (Principal Accounting Officer)