Form 10-K405
period 1998-06-30
UNIVERSAL CORP /VA/
filed 1998-09-25
CIK 102037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998
                                               -------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period from ______________ to ____________.
                          Commission file number 1-652
                                                 -----

                              UNIVERSAL CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

             Virginia                                                54-0414210
             --------                                                -----------
  (State or other jurisdiction of                                 (I.R.S. Employer
  incorporation or organization)                               Identification Number)

1501 North Hamilton Street, Richmond, Virginia 23230                804-359-9311
----------------------------------------------------                ------------
(Address of principal executive offices)                  (Registrant's telephone number)

               Securities registered pursuant to Section 12(b) of the Act:
                                                                Name of each exchange
        Title of each class                                      on which registered
        -------------------                                      -------------------

    Common Stock, no par value                                 New York Stock Exchange

  Preferred Share Purchase Rights                              New York Stock Exchange


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
Yes  X  No
    ---    ---

Indicate by "X" mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
               ---   ---

The aggregate market value of the Registrant's voting stock held by non-affiliates was $1,237,000,000 and the total number of shares of common stock outstanding was 33,993,406 at September 16, 1998.

                      INFORMATION INCORPORATED BY REFERENCE

Certain information in the September 24, 1998 Proxy Statement for the Annual Meeting of Shareholders of Registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS

A.       The Company

Universal Corporation (which together with its subsidiaries is referred to herein as "Universal" or the "Company") is the world's largest independent leaf tobacco merchant and has additional operations in agri-products and the distribution of lumber and building products. Universal's tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended June 30, 1998, such operations accounted for 74% of revenues and 88% of operating profits. Its agri-products and lumber and building products operations accounted for 13% and 13% of revenues and 5% and 7% of operating profits, respectively, during the same period. See Note 4 to Consolidated Financial Statements for additional business segment and geographical information.

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

The Company's sales consist primarily of flue-cured and burley tobaccos that, along with oriental tobaccos, are the major ingredients in American blend cigarettes. In the last fiscal year, however, the Company formed a joint venture with an independent oriental leaf merchant to form the largest oriental leaf merchant in the world, Socotab, L.L.C. American blend cigarettes are enjoying increasing popularity among consumers in many parts of the world. Consumption of cigarettes generally has been declining in the U.S. and certain industrialized countries and the Company expects this trend to continue in the future. At the same time, consumption in many developing countries has increased and, as a result of the elimination of trade barriers in Far Eastern markets and the opening of markets in Eastern and Central Europe, a significant number of the world's tobacco markets are more open to trade as compared to ten years ago. More important, American blend cigarettes have recently gained market share in many foreign markets, including those in Asia, Europe and the Middle East and the demand for flue-cured, burley and oriental tobaccos has risen accordingly. For a discussion of the impact of current economic trends in Asia on the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information Regarding Trends and Management's Actions."

Processing of leaf tobacco is an essential service to the Company's customers, the tobacco product manufacturers, because the quality of processed leaf tobacco substantially affects the cost and quality of their products. The Company's processing of leaf tobacco includes grading in the factories, blending, separation of leaf lamina from the stems and packing to precise moisture targets for proper aging. To accomplish these tasks according to exacting customer specifications requires considerable skill and significant investment in plants and machinery.

Universal estimates that in fiscal year 1998 it purchased or processed nearly 40% of the flue-cured and burley tobacco produced in the principal export markets of these tobaccos: United States, Brazil, Zimbabwe and Malawi. In addition, Universal maintains a presence, and in certain cases, a leading presence, in virtually all other tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its broad market presence, its development of processing equipment and technologies, its financial position, its ability to meet customer demand and long standing relationships with customers. For a description of the factors that may affect Universal's operating revenues - See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

Universal also has a leading position in worldwide dark tobacco markets. Its operations are located in the major producing countries, (i.e., the United States, the Dominican Republic, Indonesia and northern Brazil) and other markets. Dark tobaccos are typically used for cigars and smokeless tobacco products. After several years of rapid growth, particularly in the premium segment of the cigar market, supplies of filler and binder styles of tobacco leaf for use in cigars are adequate to meet current demand. The supply of tobacco used for cigar wrappers is, however, still tight.

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

Foreign Tobacco Business

Universal's business of selecting, buying, shipping, processing, packing, storing, financing and selling tobacco is also carried out in varying degrees in a number of foreign countries including Argentina, Azerbaijan, Brazil, Canada, Colombia, the Dominican Republic, Ecuador, France, Germany, Greece, Guatemala, Hungary, India, Indonesia, Italy, Kyrgyrzstan, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People's Republic of China, the Philippines, Poland, Portugal, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, Thailand, Turkey, Uganda, the United Kingdom, Zambia and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria and Greece, Macedonia and Turkey.

In a number of countries, including Argentina, Brazil, Hungary, Italy, Mexico and Tanzania, Universal contracts directly with tobacco farmers or groups of farmers, in some cases before harvest, and thereby takes the risk that the delivered quality and quantity will not meet market requirements. The price may be set by negotiation with farmers' groups or with agencies of the local government. In some countries, Universal also provides agronomy services and crop advances for seed, fertilizer and other supplies. Tobacco in Zimbabwe, Malawi and Canada, and to a certain extent in India, is purchased under an auction system. The Company has made substantial capital investments in South America and in Africa and the profitability of these operations can materially affect the Company's tobacco operating profits.

Sales to foreign customers are made by Universal's sales force and through the use of commissioned agents. Most foreign customers are long-established firms or government monopolies.

Universal's foreign operations are subject to the usual international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls and currency fluctuations. During the tobacco season in many of the countries enumerated above, Universal has advanced substantial sums, has guaranteed local loans or has guaranteed lines of credit in substantial amounts for the purchase of tobacco. Most tobacco sales are denominated in U.S. dollars, thereby limiting some of the Company's foreign currency exchange risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors That May Affect Future Results."

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

Customers

A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have material adverse effect on the Company. The Company has long-term contracts (which under certain circumstances may be amended or terminated) with a few of these customers, and, while there are no formal continuing contracts with the others, the Company has done business with each of its major customers for over 40 years. For the year ended June 30, 1998, tobacco sales to Philip Morris Companies Inc. accounted for greater than 10% of consolidated revenues. See Note 11 to Consolidated Financial Statements. Five other customers accounted for approximately 14% of consolidated revenues during the same period.

Universal had orders from customers in excess of $485 million for its tobacco inventories at June 30, 1998. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the fiscal year ending June 30, 1999. Typically, delays in the delivery of orders result from changing customer requirements.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the price charged for products and services as well as the firm's ability to meet customer specifications in the buying, processing and financing of tobacco. Universal has a world-wide buying organization of tobacco specialists and many processing plants equipped with the latest technology which, management believes, give it a competitive edge. See "Properties." Competition varies depending on the market or country involved. Normally, there are at least four buyers on each of the United States flue-cured and burley markets. The number of competitors in foreign markets varies from country to country, but there is competition in all areas to buy the available tobacco. The principal competitors in the industry that do not manufacture consumer tobacco products and that compete with the Company on the United States markets and on foreign markets are as follows: DIMON Incorporated, Export Leaf Tobacco Company, and Standard Commercial Corporation. Of the significant leaf tobacco industry competitors in the United States that are not also manufacturers, Universal believes that it ranks first in total U.S. market share and also first in worldwide market share.

C.       Description of Agri-Products Business

The Company's agri-products business involves the selecting, buying, shipping, processing, storing, financing, distribution, importing and exporting of a number of products including tea, rubber, sunflower seeds, nuts, dried fruit, and canned meats.

In the current year, the Company sold its investment in a joint venture with COSUN (a Dutch sugar cooperative). A pre-tax gain of $16.7 million was recorded on the sale. See Note 2 to Consolidated Financial Statements.

The emphasis of the Company's agri-products business is on value-adding activities and trading of physical products in markets where a service can be performed in the supply system from the countries of origin to the consuming industries. In a number of countries, long-standing sourcing arrangements for certain products or value-adding activities through modern processing facilities (tea and sunflower seeds) contribute to the stability and profitability of the business. Traders are subject to strict trading limits to minimize risks and allow effective management control. Seasonal effects on trading are limited.

The Company provides various products to numerous large and small customers in the food and food packaging industry and in the rubber and tire manufacturing industry. Generally, there are no formal, continuing contracts with these customers, although business relationships may be long standing. No single customer accounts for 10% or more of the Company's consolidated agri-products revenues.

Competition among suppliers in the agricultural products in which Universal deals is based on price as well as the ability to meet customer requirements in product quality, buying, processing, financing and delivery. The number of competitors in each market varies from country to country, but there is competition for all products and markets in which the Company operates. Some of the main competitors are: Agway, Akbar Brothers, Andrew Weir Commodities, Ennar, Cargill, Dahlgren, Global, Fuchs, Metallgeschellschaft/ SAFIC Alcan, Stassens, Symington, Universal Tea, and UTT (Unilever).

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

The Company carries inventories to meet customers' demands for prompt delivery. The level of inventories is based on a balance between providing service and continuity of supply to customers and achieving the highest possible turnover. It is traditional business practice in this industry to insure most accounts and notes receivable against uncollectibility for the majority of the amount owed.

The Company generally does not provide extended payment terms to its customers. No single customer accounts for 10% or more of the Company's consolidated lumber and building products revenues.

The Company's lumber and building products sales in fiscal year 1998 accounted for approximately 20% of the total market volume of the Netherlands, which is clearly above the market share of its largest competitor, Pont-Meyer N.V. Ten additional competitors accounted for approximately 30% of the market share in this period, and the balance was held by approximately 200 smaller competitors. The primary factors of competition are quality and price, product range and speed and reliability of logistic systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system and its efficient logistics give it a competitive advantage in the Netherlands. The Company's share of the highly fragmented Belgium lumber and building products market was approximately 3% in fiscal year 1997. For recent developments and trends in the Company's lumber and building products business and further discussion of matters that may affect this segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

E.       Employees

The Company employed approximately 25,000 employees throughout the world during the fiscal year ended June 30, 1998. This figure is estimated because many of the non-salaried personnel are seasonal employees.

Universal believes that in the United States approximately 1,200 of the non-salaried employees of its consolidated tobacco subsidiaries are represented by unions. Most of these are seasonal employees. The Company believes that its labor relations have been good. The Company is, however, currently at an impasse in its contract negotiations with the union representing the workers at its processing plant in Danville, Virginia. The union is currently working without a contract at this facility, and there can be no assurance that the Company and the union will execute a contract or that union members will continue to work at this plant. The Company does not believe that a strike at this plant would have a material adverse affect on its global operations.

F.       Research and Development

No material amounts were expended for research and development during the fiscal years ended June 30, 1998, 1997 and 1996.

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

In its domestic tobacco processing operations, Universal owns seven large, modern, high volume plants that have the capacity to thresh, separate, grade and redry tobacco. Five of these plants are located in North Carolina (Henderson, Oxford, Rocky Mount, Smithfield and Wilson), one plant is in Danville, Virginia, and one plant is in Lexington, Kentucky. The Henderson plant has approximately 500,000 square feet of floor space and a production capacity of over 140 million pounds of green tobacco. The Wilson plant has approximately 500,000 square feet of floor space and a production capacity of over 130 million pounds of green tobacco. The plants in Henderson, Rocky Mount and Smithfield, North Carolina and Danville, Virginia each have a floor space of 300,000 to 400,000 square feet of floor space and an average annual production capacity of over 100 million pounds of green tobacco. The Oxford plant has a floor space of approximately 200,000 square feet and an average annual production capacity of over 80 million pounds of green tobacco.

Processing plants in the following foreign locations are used in the Company's tobacco operations: a large processing plant in Canada; one large processing plant and one smaller plant in Malawi; three processing plants in Italy; one large plant in Zimbabwe; and plants in Hungary, Poland, Tanzania and the Netherlands. In Brazil, Universal owns two large plants. Socotab, L.L.C. owns two oriental tobacco processing plants in Turkey, one in Greece, one in Macedonia and a storage complex with limited processing capabilities and owns interests in two processing plants in Bulgaria.

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

A portion of Universal's tobacco inventory is stored in public storages. The Company also owns the following domestic tobacco storages:

(a)      Lexington, Kentucky - 6 storages covering 127,000 square feet;
(b)      Henderson, North Carolina - 6 storages covering 178,500 square feet;
(c)      Oxford, North Carolina - 7 storages covering 239,000 square feet;
(d)      Rocky Mount, North Carolina - 6 storages covering 353,000 square feet;
(e)      Smithfield, North Carolina - 7 storages covering 240,000 square feet;
(f)      Wilson, North Carolina - 12 storages covering 460,000 square feet;
(g)      Danville, Virginia - 4 storages covering 153,000 square feet;
(h)      Kenbridge, Virginia - 7 storages covering 243,000 square feet; and
(i)      Petersburg, Virginia - 7 storages covering 220,000 square feet.

Additional storage space is leased in Lexington, Kentucky; Smithfield, Henderson and Rocky Mount, North Carolina; and Danville, Virginia. Lancaster Leaf Tobacco Company of Pennsylvania, Inc. owns storage space with a capacity of 19,300 tons of tobacco and leases additional storage space. In other U.S. tobacco areas, Universal owns or leases storages on a smaller scale. In foreign areas storage space is owned or leased on a comparable scale.

The Company believes that properties are maintained in good operating condition and are suitable and adequate for their purposes at the Company's current sales levels. The facilities owned by the Company are not subject to indebtedness.

The Company's agri-products subsidiaries own and operate a tea blending plant in the Netherlands; a tea warehouse and office in Sri Lanka; a bean processing plant in Park Rapids, Minnesota; and small grain processing facilities in Delamere, North Dakota and Zevenbergen, the Netherlands. Sunflower seed processing plants are also owned and operated in Lubbock, Texas; Fargo, North Dakota; and Colby, Kansas. The latter facility is financed in part through a governmental industrial development authority. The Company has leased agri-products trading facilities around the world, including locations in the United States, United Kingdom, Egypt, Indonesia, Kenya, Canada, Poland, Russia and Malawi.


The lumber and building products business owns or leases 44 sales outlets and/or distribution facilities in the Netherlands and 7 facilities in Belgium. The Company also owns a softwood facility for large scale sawing, planing and fingerjointing and a building components manufacturing facility, which are located in the Netherlands. Most of these locations are owned.

ITEM 3.  LEGAL PROCEEDINGS

The Company has received federal grand jury subpoenas seeking documents and information about the tobacco industry in connection with an investigation being conducted by the Philadelphia Office of the Antitrust Division of the U.S. Department of Justice. The Company is currently reviewing the subpoenas and intends to cooperate with the investigation.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 1998, there were no matters submitted to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER  MATTERS

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "UVV." The following table sets forth the high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based upon published financial sources, and the dividends declared on each share of Common Stock for the quarter indicated.

                                 First        Second      Third        Fourth
                                Quarter      Quarter     Quarter       Quarter
                                -------      --------    -------       -------
1998
Cash dividends declared.......  $ .265      $ .280      $. 280       $  .280
Market price range:  High.....      38 5/8      41 1/2      49 1/2        44
                     Low......      32          36          37            34 5/8


1997
Cash dividends declared.........$ .255      $ .265      $  265       $  .265
Market price range:  High.......    28 1/2      32 3/8      33 1/2        36 5/8
                     Low........    24 5/8      25 1/2      28 1/2        28


The Company's current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition and capital requirements of the Company. At September 23, 1998 there were 3,448 holders of record of the registrant's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Comparison of Selected Financial Data For Five Years Ended June 30

                                                                               FOR THE YEARS ENDED JUNE 30
                                                       ----------------------------------------------------------------------
(In thousands except per share data,
ratios, and number of common shareholders)               1998           1997             1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Sales and other operating revenues                     $4,287,204     $4,112,675     $3,570,228       $3,280,880    $3,048,515

Income before extraordinary item
  and cumulative effect of change
  in accounting principle                                 141,258        100,873         71,350           25,639        42,579

Net income                                                141,258        100,873         72,246           25,639        13,173
Return on beginning common
  shareholders' equity                                       30.1%          24.2%          18.5%             6.7%          3.1%
Per common share - basis:
  Income before extraordinary item
    and cumulative effect of change
    in accounting principle                            $     4.01     $     2.88     $     2.04       $     0.73    $     1.20
  Net income                                           $     4.01     $     2.88     $     2.06       $     0.73    $     0.37
Per common share - diluted:
  Income before extraordinary item
    and cumulative effect of change
    in accounting principle                            $     3.99     $     2.87     $     2.03       $     0.73    $     1.20
  Net income                                           $     3.99     $     2.87     $     2.05       $     0.73    $     0.37
------------------------------------------------------------------------------------------------------------------------------------
Financial Position at Year End
Current ratio                                                1.30           1.32           1.29             1.27          1.35
Total assets                                           $2,056,705     $1,980,470     $1,889,513       $1,807,965    $1,735,866
Long-term obligations                                     263,140        291,637        309,543          284,948       304,149
Working capital                                           328,768        347,542        299,778          264,713       318,583
Shareholders' equity                                   $  547,867     $  469,593     $  417,305       $  389,959    $  384,598
------------------------------------------------------------------------------------------------------------------------------------

General
Number of common shareholders                               3,049          3,271          3,420            3,741         4,022
Weighted average common shares
outstanding - Basic                                        35,190         35,076         35,038           35,014        35,502
Weighted average common shares
outstanding - Diluted                                      35,388         35,207         35,091           35,031        35,518

Dividends per common share                             $    1.105     $     1.05     $    1.015       $      .99    $      .94
Book value per common shae                             $    15.57     $    13.39     $    11.90       $    11.13    $    10.99
------------------------------------------------------------------------------------------------------------------------------------

Fiscal years have been restated to conform to Statement of Financial Accounting Standard No. 128 "Earnings per share".

Fiscal year 1998 includes a $16.7 million ($10.9 million net of tax) gain on the sale of an investment.

Fiscal year 1995 includes a $15.6 million ($10.7 million net of tax) restructuring charge.

Fiscal year 1994 reflects the cumulative effect of the change in accounting principle ($29.4 million) resulting from the adoption of SFAS 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions" as well as a $17.5 million ($11.8 million net of tax) restructuring charge.


Fiscal 1994 has been restated to reflect the consolidation of certain foreign subsidiaries that had been accounted for under the cost or equity method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity & Capital Resources

Universal Corporation enjoyed record income in fiscal year 1998, and took advantage of its strong cash flow to continue to optimize its capital structure and position its operations to take advantage of any future market growth.

The current ratio was 1.3 in fiscal year 1998, down slightly compared to the prior year on a decrease in working capital of $19 million to $329 million. Tobacco inventories decreased during fiscal year 1998 by nearly $30 million due to decreased prices in some markets. The Company estimates that its uncommitted flue-cured and burley inventories were approximately 15 million kilos at June 30, 1998, up from approximately 7.5 million kilos last year. Management believes that its current supply of uncommitted tobacco inventory is not excessive. The reduction in cash and cash equivalents at June 30, 1998, reflects improved efficiency in the utilization of offshore cash balances.

The Company's capital needs are predominantly short term in nature and relate to working capital required for financing tobacco crop purchases. Working capital needs are seasonal within each geographical region. Generally, the peak need of domestic tobacco operations occurs in the second fiscal quarter. Foreign tobacco operations tend to have higher requirements during the remainder of the year. The geographical dispersion and the timing of working capital needs permit the Company to predict its general level of cash requirements. Each geographic area follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. The working capital needs of agri-products operations fluctuate during the year, depending on the product, the country of origin, and the Company's inventory position; however, the total working capital requirements of agri-products remain relatively stable due to offsetting seasonal patterns. Working capital needs of lumber and building products operations in Europe follow a pattern similar to that of the construction industry, where the third quarter of the fiscal year is typically sluggish. The Company finances its working capital needs with short-term lines of credit, customer advances, and trade payables.

Acquisitions and investments are reflected in "Net cash used in investing activities." Over the last three years, the Company invested approximately $200 million in its operations. These expenditures were funded with cash flow from operating activities of about $280 million. The Company's capital expenditures are generally limited to those that add value to the customer, replace obsolete equipment, increase efficiency, or position the Company for future growth. During fiscal year 1998, Universal purchased plants in Tanzania and Poland as well as the United States. It also continued improvements to processing lines in Africa including the newly acquired plant in Tanzania. During fiscal year 1999, Universal plans to continue to improve processing lines and facilities of its tobacco operations and to rationalize its lumber and building products facilities . Thus, the Company expects its capital expenditures to remain at or near the levels of fiscal year 1998. Management believes that these projects represent significant opportunities to improve productivity and enhance growth for the long term. At June 30, 1998, the Company had no material commitments for capital expenditures.

On May 6, 1998, Universal announced that its Board of Directors had approved the purchase of up to $100 million of the common stock of the Company. The purchases will be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. The purchases are expected to be funded primarily from operating cash flow of the Company. At June 30, 1998, Universal had approximately 34.9 million common shares outstanding and had purchased about 542,000 shares pursuant to the program.

The Company believes that its financial resources are adequate to support its capital needs. The Company and its subsidiaries currently have about $1.4 billion in uncommitted lines of credit, of which about $900 million was unused at June 30, 1998, and available to support future seasonal working capital needs in the United States and several foreign countries. Effective December 18, 1997, the Company replaced its $100 million revolving credit facility with a new $300 million facility issued in two equal tranches. The new facility is used to support an increased commercial paper program that provides flexibility in the Company's short-term borrowings. The Company's debt ratings are investment grade, and its ratio of long-term debt to long-term capitalization (including deferred taxes) is approximately 31%. The Company's total debt as a percentage of total capitalization (including deferred taxes) has been reduced from 65% at the end of fiscal year 1997 to approximately 61% at the end of fiscal year 1998. Any excess cash flow from operations after dividends, capital expenditures, and long-term debt payments will be available to reduce short-term debt, fund expansion, purchase the Company's stock, or otherwise enhance shareholder value.

Results of Operations

Fiscal Year 1998 Compared to 1997

'Sales and other operating revenues' for fiscal year 1998 were $4.3 billion, an increase of 4% compared to last year. Tobacco revenues were up $165 million or 5% principally due to increased sales volumes by domestic and Latin American operations. Agri-product revenues were up $56 million or 11% on improved tea market conditions. These gains were partially offset by a decline in lumber and building product revenues of approximately $ 46 million. Lumber and building product revenues were adversely affected by the strength of the U.S. dollar which appreciated, on average, approximately 14 % against the Dutch guilder during the year, and price declines for softwood, hardwood and plywood.

'Operating income' improved $42 million or almost 18% as compared to last year. Tobacco operating profits in fiscal year 1998 of $258 million increased by $49 million or 23%. The majority of the growth in tobacco operating profits was due to higher volumes and improved margins in the Company's international operations. In addition, tobacco operations benefited from a lower cost structure resulting from the Company's restructuring efforts in prior years. Domestic tobacco operations reported better results on increased processing volumes of both flue-cured and burley crops. Dark tobacco operating earnings were up on increased volumes because of higher demand from cigar manufacturers. In accordance with its normal valuation procedures, in the fourth quarter of fiscal year 1998 the Company recorded in aggregate $11 million of charges for tobacco inventory adjustments, none of which was individually significant. An improvement in agri-products operating profits was more than offset by a decline in operating profits from lumber and building products. The improvement in agri-products operating profits of $3 million was due principally to tea operations, which experienced a 37% increase in revenues in a strong market. Lumber and building products operating results suffered from the aforementioned impact of exchange rates plus a squeeze on margins resulting from simultaneous declines in softwood, hardwood and plywood prices.

'Selling, general and administrative expenses' for fiscal year 1998 were up approximately $19 million, reflecting the higher volume of tobacco handled this year. The increase in "Equity in pretax earnings of unconsolidated affiliates" is primarily due to the aforementioned improved market conditions for cigar tobacco leaf. Pretax income in fiscal year 1998 included a gain of $17 million from the sale of an investment in a spice joint venture.

Fiscal Year 1997 Compared to 1996

'Sales and other operating revenues' in fiscal year 1997 exceeded $4 billion. Each operating segment of the Company contributed to the increase of $542 million or 15% over fiscal year 1996. Tobacco contributed $486 million, over 90% of the increase. The increase in tobacco revenues reflected a combination of improved market balance and rising demand for leaf tobacco. Lumber and building products revenues were up approximately 4% despite a stronger U.S. dollar, which adversely affected the U.S. dollar results of this Netherlands-based operation. Agri-products revenues increased 7% compared to fiscal year 1996 on the strength of sunflower seed, nut, and dried fruit sales.

'Operating income' in fiscal year 1997 was $237 million compared to $192 million in fiscal year 1996, an increase of 23%. Tobacco operating profits were up $41 million or 24% in fiscal year 1997. Increased demand for tobacco and a more balanced supply situation created a favorable operating environment in 1997. Foreign and dark tobacco operating results improved significantly in fiscal year 1997, while U.S. results were down. A combination of larger volumes handled and improved margins in virtually all foreign tobacco operations contributed to the gain. U.S. operations declined due to a combination of reduced crops and sales mix. The Company had a higher proportion of old crop tobacco sales in fiscal year 1996. Dark tobacco operations reflected the increased demand for cigars. Lumber and building products operating profits were $26 million in fiscal year 1997, an increase of $3 million compared to the prior year. Improved performance in both regional sales and industrial units accounted for the majority of the increase, despite the adverse effects of a stronger U.S. dollar on reported results. Agri-products operating profits increased 2% in fiscal year 1997, despite difficult trading conditions for tea and rubber.

'Selling, general and administrative expenses' were up $18 million or 6% compared to the prior year. The increase was primarily due to higher selling costs on the larger tobacco volumes shipped. Interest expense in fiscal year 1997 was down due to lower average borrowings, reduced interest rates in Holland, and foreign currency translation reductions in fiscal year 1997. In fiscal year 1997, the Company's consolidated income tax rate was 40%. The rate exceeded the Federal statutory rate by five percentage points, principally due to state taxes and foreign subsidiary local tax rates.

OTHER INFORMATION REGARDING TRENDS AND MANAGEMENT'S ACTIONS

After three consecutive years of relative balance in supply and use of leaf tobacco, 1997 production increased while purchases were lower, particularly by customers in Asia who have been affected by the economic and financial turmoil in that part of the world. Worldwide uncommitted tobacco inventory levels in the industry have risen, primarily in higher priced grades. The combination of oversupply, economic uncertainty in Asia, and the political and legal situation in the United States could reduce volume growth and cause margin reductions in the industry. The Company's uncommitted inventory at June 30, 1998 remains relatively small, and management believes that, although it is well positioned in the current market place, its rate of earnings growth could be slowed through fiscal year 2000.

Worldwide tobacco consumption has grown on average about 1% annually over the last ten years, however, the fast-growing American-blend cigarette has been estimated to have a greater than 40% share of total world consumption in 1997 and is expected to continue to grow in the foreseeable future. In addition, multinational cigarette manufacturers continued to expand their share of the world cigarette market. Demand for leaf tobacco should remain strong, with cigarette manufacturers sensitive to the price/value relationship in making their purchases. In dark tobacco, the explosive growth of cigar sales in recent years is beginning to moderate, with a slowdown in volume growth and lower margins as supply and demand for filler and binder leaf becomes more balanced.

The Company's 1998 formation of an oriental leaf joint venture, Socotab L.L.C. , created the world's leading oriental tobacco merchant. The Company is already the leading supplier of flue-cured and burley leaf tobacco, which together with oriental tobacco, form the American blend. A key trend in the tobacco industry has been consolidation among manufacturers and among leaf tobacco merchants. This concentration should increase the need for better quality tobacco and improved processing, thereby providing a good growth opportunity for the Company.

The Company operates in a number of countries in Asia. Its operations generally relate to buying and subsequent sale of leaf tobacco to local and export customers. Although some customers have postponed some shipments and orders, the overall effect on the Company from the most recent Asian financial difficulties has not been, and is not expected to be, significant.

The possible effects of regulatory factors and industry litigation, particularly in the U.S., are more fully described in "Factors That May Affect Future Results" below. Management has estimated that less than 17% of the flue-cured, burley, and oriental tobacco the Company handles is consumed in the United States.

The Company has a very large presence in the U.S. market, where leaf has not been price competitive in the world market. If not corrected through federal government program reforms and reduced support prices, U.S. pricing could result in a decline in domestic production and marketings in the future. Management believes that the risk of a significant decline in the total U.S. crop in fiscal year 1999 is small, but notes that the Company is well positioned to acquire leaf tobacco from many sources in world markets.

Year 2000

In recent months, there has been increasing public awareness and attention paid to the year 2000 (or "Y2K") problem, which stems from the inability of certain computerized devices (hardware, software and equipment) to process year-dates properly after 1999 (in addition to related problems processing leap years and other dates). Affected devices may fail or malfunction unless repaired or replaced. Although the actual magnitude and effect of the issue cannot be reasonably determined in advance, the Company has given it high priority. In 1996, the Company began an analysis of the possible implications to the Company of the year 2000 problem and the development of a plan to prevent the problem from adversely affecting its operations.

The plan as adopted and refined by the Company can be divided into two principal areas:

(1) Resolution of the internal aspects of the year 2000 problem. This area includes the effects of the year 2000 problem on the Company's technology, including computer hardware and software systems, as well as computerized equipment containing programmable logic controllers or other embedded chips ("PLCs" or "chips"). The Company's internal technology year 2000 plan includes:
(i) locating, listing and prioritizing the specific technology that is potentially subject to the year 2000 problem (referred to as the "inventory" phase), (ii) assessing the actual exposure of such technology to the year 2000 problem by inquiry, research, testing and other means (the "assessment" phase),
(iii) selecting the method necessary to resolve the year 2000 problems that were identified, including replacement, upgrade, repair or abandonment, and implementing the selected resolution method (the "remediation" phase), and (iv) testing the remediated or converted technology to determine the efficacy of the resolutions (the "testing" phase).

(2) Determination and control of the external aspects of the year 2000 problem. This area includes (i) assessing the foreign and domestic risk posed by possible business interruption or production difficulties affecting important customers and suppliers of goods, services and essential utilities due to year 2000 problems affecting their technology or business, and (ii) developing contingency plans to address failures by external parties to remediate fully any year 2000 problems that are material to the Company. Assessment of external parties is accomplished by written and verbal inquiry, and by research to the extent that reliable information is available.

To date, the Company has made progress on both the internal and external aspects of the plan. With regard to internal information technology, the majority of the Company's business units have completed the remediation stage and have begun testing. The remainder of the Company's business units have completed the assessment phase and are currently scheduled to complete the remediation phase by December 31, 1998. Testing of remediated or converted internal systems will continue through calendar year 1999. The sequence and extent of testing will be prioritized by the importance of the technology, with initial focus on two areas: (i) critical computer hardware and software systems, and (ii) PLCs embedded in key machinery and equipment.

The Company has assessed its internal operational exposure to the failure of PLCs. Information provided by the manufacturers of the PLC's within the Company's machinery and equipment indicates that there do not appear to be any PLCs that will cause material year 2000 problems. The Company is currently seeking technical assistance in order to test certain PLCs to confirm manufacturers' representations regarding the absence of material year 2000 problems. Testing of PLCs is not a routine practice, and there can be no assurances that the Company will be able to conduct such tests on PLCs or that the tests will lead to reliable conclusions. In addition, there can be no assurances that the Company will be able to conduct tests on all of its internal technology, or that the tests will be fully successful in detecting Y2K problems within the internal technology.

An evaluation of external parties is underway, and will continue throughout 1999. Determining the year 2000 readiness of external parties requires collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine the readiness of external parties, often such information is not provided voluntarily, is not otherwise available, or is not reliable.

In assessing the risks to the Company's business arising from the year 2000 problem, the Company has considered the fact that certain of its significant customers and suppliers are located in foreign countries where the awareness of the year 2000 problem and remediation efforts may be behind comparable awareness and remediation efforts in the United States, and that these entities may not be prepared for the year 2000 problem on January 1, 2000. In the event these significant entities fail to timely address the year 2000 problem, the Company could suffer disruption of its normal business operations for a period of time after January 1, 2000.

In addition, the Company is subject to operational risks relating to the readiness of foreign and domestic public utilities, transportation facilities, financial services providers and government-operated services. The loss of services from one or more of these entities could interrupt or disrupt business unit operations. Furthermore, with respect to certain fundamental services such as electricity and telecommunications, it may be impractical to develop contingency plans (such as alternative power generation or telecommunication methods) to mitigate the potential adverse effects. The year 2000 readiness of external parties is substantially beyond the Company's knowledge and control, and there can be no assurances that the Company will not be adversely affected by the failure of an external party to adequately address the year 2000 problem.

Prior to June 30, 1999, the Company expects to develop initial contingency plans to address situations wherein the readiness of internal technology or external parties is not sufficiently assured, and practical alternative products, services or methods are available. Thereafter, as the year 2000 approaches, the Company will monitor and update such contingency plans as appropriate to address any changes in the Company's year 2000 risks.

The Company currently estimates that the total costs for addressing the Y2K problem will be approximately $5.7 million, which includes approximately $3.3 million in scheduled software upgrades that were accelerated in connection with the plan. The balance of the estimate is the cost of consultants and employees assigned to implement the plan. These amounts do not include estimated costs associated with the implementation of any contingency plans that may be developed by the Company during fiscal year 1999. The costs associated with preparing for the Y2K problem are expensed as incurred and are being funded with cash from operations. As of June 30, 1998, the Company had spent $4.3 million. The Company does not expect the total cost of addressing the Y2K problem with respect to its internal technology to be material to its consolidated financial condition or results of operations.

The Conversion to the Euro Currency

On January 1, 1999 eleven of the European Union member countries will begin the transition from their national currencies to the "euro". The euro will become the single currency for the members of the European Monetary Union. In the first phase, the permanent rates of exchange between the members' national currency and the euro will be established, and monetary, capital, foreign exchange, and interbank markets will be converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro notes and coins will be issued, and by July 2002 the respective national currencies will be withdrawn. The Company's operating subsidiaries affected by the euro conversion have established plans to address the related operating and information technology concerns. The Company anticipates that the euro conversion will not have a material adverse effect on its financial condition or results of operations.

Factors That May Affect Future Results

The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. In addition, the Company may publish, from time to time, forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal year 1999 and any interim period to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

Tobacco
OPERATING FACTORS

Universal's financial results are affected by a number of factors that directly or indirectly impact the tobacco operations of the Company's business. Operating factors that may affect the Company's results of operations include:

Competition; Reliance on Significant Customers
The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the firm's ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco from suppliers.

There are only three major global competitors in the leaf tobacco industry, and they are dependent upon a few large tobacco manufacturing customers. The loss of any large or significant customer would have a material adverse effect on the Company's results of operations. Universal has long-term contracts (which under certain circumstances may be amended or terminated) with some of these customers, and, while there are no formal continuing contracts with the others, the Company has done business with each of its major customers for over 40 years.

Market Balance
Universal's financial results can be significantly affected by the overall balance of worldwide supply and demand for leaf tobacco. Customers purchase tobacco based upon their expectations of future requirements, and those expectations can change from time to time depending upon internal and external factors affecting their business. Trends in the global consumption of cigarettes and growth of American-blend cigarettes, as well as trends in cigar sales, influence manufacturers' expectations and thus their demand for leaf tobacco. The total supply of tobacco at any given time is a function of current tobacco production and the volumes of uncommitted stocks of processed tobacco from prior years' production. Production of tobacco in a given year may be significantly affected by the amount of tobacco planted by farmers throughout the world, fluctuations in the weather in geographically dispersed regions, and crop disease. Any material imbalance in the supply and demand for tobacco may impact the Company's results of operations.

Methods of Purchasing Tobacco
The Company purchases leaf tobacco from farmers, growers and other suppliers through public auction and privately negotiated contract purchases. In a number of countries, including Brazil, Hungary, Italy, Mexico and Tanzania, where the Company contracts directly with tobacco farmers, in some cases before harvest, the Company takes the risk that the delivered quality and quantity will meet market requirements. Company affiliates also have dark tobacco growing operations in Ecuador and Indonesia.

Timing of Customer Shipments
The Company generally recognizes sales and revenue from tobacco operations at the time that title to the tobacco and risk of loss passes to the customer. Individual shipments may be large and since the customer typically specifies shipping dates, the Company's comparative financial results may vary significantly between reporting periods.

Governmental Factors

The tobacco business is heavily regulated by federal, state and local governments in the United States and by foreign governments in many jurisdictions where the Company operates. Governmental factors that may affect the Company's results of operations include:

Government Efforts to Reduce Tobacco Consumption
The United States government has taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products. These activities have included: (1) the U.S. Environmental Protection Agency's decision to classify environmental tobacco smoke as a "Group A" (known human) carcinogen; which action has been ruled unlawful by a Federal District Court decision that is expected to be appealed; (2) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to severely restrict smoking in the work place; (3) proposals by the U.S. Food and Drug Administration ("FDA") to regulate nicotine as a drug and sharply restrict cigarette advertising and promotion, recently determined, subject to appeal, to be outside the jurisdiction of the FDA; (4) proposals to increase the U.S. excise tax on cigarettes; and (5) the recently announced policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products. Numerous other legislative and regulatory anti-smoking measures have also been proposed at the federal, state and local levels.

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

The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect the Company's business. Although the long-term trend in the United States generally has been toward decreased consumption of cigarettes, cigar sales have increased in recent years and the long-term trend of worldwide cigarette consumption of tobacco has continued to grow slightly . However, a significant decrease in overall worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company's products and services and could have a material adverse effect on the Company's results of operations.

Proposed Tobacco Litigation Settlement Legislation
On June 20, 1997, several multinational cigarette manufacturers, certain State Attorneys General and plaintiffs' lawyers issued a Memorandum of Understanding for consideration by Congress and the President. The Memorandum of Understanding served as the basis for several bills introduced in the Congress, none of which had been adopted by either house of Congress as of August 6, 1998. These bills, if enacted into law, would, among other things, settle certain lawsuits filed by various states against tobacco manufacturers and limit, or cap, their damages in future lawsuits, provide for payments by the manufactures to the federal and state governments, impose further restrictions on the sale, advertising and promotion of tobacco products and impose a regulatory framework on the tobacco manufacturers operating in the United States. The Company believes that the legislation as proposed in any one of these bills could lead to reduced consumption of tobacco products in the United States and, therefore, could affect the volume of sales, operating revenues and operating profit of the Company in amounts that cannot be determined. There can be no assurances as to the content of any legislation that Congress may adopt or that Congress will not enact legislation that would have a more detrimental effect on the domestic consumption, import of tobacco in to the United States, export consumption of tobacco and tobacco products and, therefore, the operating results of the Company.

In addition, some government leaders in several foreign nations, including the United Kingdom, Israel, and the Republic of South Korea have previously announced their intention to propose legislation similar to that outlined in the Memorandum of Understanding. To the extent that countries in which the Company or its customers operate were to adopt this type of legislation, the Company's volumes, operating revenues and operating profit could be adversely affected. There can be no assurances as to the number of countries that may adopt such legislation or to the content of any such legislation that a country may adopt. However, the Company believes that none have done so by August 6, 1998.

Political Uncertainties in Foreign Tobacco Operations
The Company's international operations are subject to uncertainties and risks relating to the political stability or instability of certain foreign governments, principally in developing and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks include the effects of war, insurrection, expropriation or nationalization of assets, undeveloped or antiquated commercial laws, subsidies for local tobacco concerns, licenses to conduct business in foreign jurisdictions, import and export restrictions, the imposition of excise and other taxes on tobacco, monetary and exchange controls, inflationary economies, and restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. In the past, the Company has experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government's economic policies. The Company has substantial capital investments in Brazil, Zimbabwe, Malawi, and Tanzania and the profitability of these operations can materially affect the Company's earnings from tobacco operations.

United States Trade Policies
The United States price support system is an industry-funded program that is administered by the U.S. government. The effect of the price support system has been to increase the cost of domestic tobacco relative to most foreign tobacco, resulting in a decline in exports of domestic tobacco. In 1995, Congress repealed certain domestic content legislation that had required that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco and replaced it with a less restrictive tariff rate import quota system, which was also designed to assist domestic tobacco growers by limiting imports. It is not possible to predict the extent to which future trade policies or other governmental activities might affect the Company's business.

Tax Matters
The Company through its subsidiaries is subject to the tax laws of many jurisdictions, and from time to time contests assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect the Company's earnings as can the resolution of various pending and contested tax issues.

Health Issues; Public Sentiment; Industry Litigation

Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, together with decreased social acceptance of smoking and increased pressure from anti-smoking groups, have had an ongoing adverse effect on sales of tobacco products. A significant decrease in global sales of tobacco products brought about by health concerns, decreased social acceptance or other factors would reduce demand for the Company's products and services and could have a material adverse effect on the Company's results of operations.

In addition, litigation is pending against manufacturers of consumer tobacco products seeking damages for health problems alleged to have resulted from the use of tobacco in various forms. This includes lawsuits against cigarette manufacturers filed by over 40 states in the United States seeking reimbursement of Medicaid and other expenditures by such states claimed to have been made to treat diseases allegedly caused by cigarette smoking. In addition, there have been reports that the U.S. government is considering filing a similar type of lawsuit. Neither the Company nor, to the Company's knowledge, any other leaf merchant is a party to this litigation. It is not possible to predict the outcome of such litigation or what effect adverse determinations in pending or future litigation against manufacturers might have on the business of the Company.

A group of U.S. tobacco manufacturers has settled the lawsuits brought by four different states in the last year. Under the settlement agreements, the manufacturers have agreed to make billions of dollars in payments to those states and agreed to certain marketing restrictions, all of which could have the effect of reducing tobacco consumption in those states. Lower consumption of tobacco products could reduce demand for the Company's products and services and could have a material adverse effect on the Company's results of operations.

There can be no assurances as to the content of any future settlement agreements between domestic manufacturers and any states. The Company believes that any such future agreements will likely have a detrimental effect on the domestic consumption of tobacco products and therefore could have a detrimental effect on the Company's operating results.

Financial Factors

Financial factors that may affect the Company's results of operations include:

Extensions of Credit
Although the Company's credit experience has been excellent and extensions of credit to customers are evaluated carefully, a significant delay in payment or write-off of amounts due the Company could adversely affect the Company's results. In addition, crop advances to farmers are generally secured by the farmer's agreement to deliver green tobacco; in the event of crop failure, recovery of advances could be delayed until deliveries of future crops. Funds held by subsidiaries are generally invested in local banks or loaned to other subsidiaries. To reduce credit risk, investment limits are established with each bank according to the Company's evaluation of credit standing.

Fluctuations in Foreign Currency Exchange Rates
The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs and overhead in the source country. Because there is no forward foreign exchange market in many of the Company's major countries of tobacco origin, the Company manages its foreign exchange risk by matching funding for inventory purchases with the currency of sale and by minimizing the net investment in these countries.

Interest Rates
Interest rate risk in the Company's tobacco operations is limited because customers usually pre-finance purchases or pay market rates of interest for inventory purchased on their order. However, since interest expense is recorded as a period cost, the Company may experience earnings fluctuations on a short term basis if customers delay shipments of tobacco.


Non-Tobacco Business
The Company's agri-products and lumber and building products businesses, which are based in the United States and the Netherlands, do business in a number of foreign countries. These operations enter into forward exchange contracts to hedge firm purchase and sales commitments in foreign currencies (principally Dutch guilders, U.S. dollars, German marks, Swedish kronas, and pounds sterling). The term of currency hedges is generally from one to six months. Hedging activity is not material.

The Company's lumber and building products operations are based in the Netherlands, and their reported earnings are affected by the translation of the Dutch guilder into the U.S. dollar. This business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. The business is also subject to other normal market and operational risks associated with lumber operations centered in Europe, including economic conditions in the countries where the Company is located, the prices of lumber products, and related trends in the building and construction industry.

The agri-products business is affected by operating and other factors that are similar to those that affect the Company's tobacco operations, including crop risks and market balance, and to governmental factors such as political uncertainties in countries of crop origin.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item, to the extent applicable, is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth elsewhere in this report. See also Note 1 to Consolidated Financial Statements for additional information regarding derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income



YEARS ENDED JUNE 30                                            1998           1997          1996
-------------------------------------------------------------------------------------------------
 (In thousands of dollars, except per share data)



Sales and other operating revenues                       $4,287,204     $4,112,675    $3,570,228

Costs and expenses
    Cost of goods sold                                    3,673,600      3,559,647     3,080,001
    Selling, general and administrative expenses            335,210        316,201       297,752
                                                         ---------------------------------------
Operating income                                            278,394        236,827       192,475

    Equity in pretax earnings of unconsolidated
       affiliates                                            16,901         11,864         4,305
    Gain on sale of investment                               16,718
    Interest expense                                        (63,974)       (64,886)      (68,754)
                                                         ---------------------------------------

Income before income taxes and other items                  248,039        183,805       128,026
    Income taxes                                             98,659         73,945        49,980
    Minority interests                                        8,122          8,987         6,696
                                                         ---------------------------------------

Income before extraordinary item                            141,258        100,873        71,350
Extraordinary item                                                                           896

                                                         ---------------------------------------

Net income                                               $  141,258     $  100,873    $   72,246
------------------------------------------------------------------------------------------------

Per common share
Income before extraordinary item                              $4.01          $2.88         $2.04
Extraordinary item                                                                          0.02
                                                         ---------------------------------------

Net income                                                    $4.01          $2.88         $2.06
------------------------------------------------------------------------------------------------

Per diluted common share
Income before extraordinary item                              $3.99          $2.87         $2.03
Extraordinary item                                                                          0.02
                                                          ---------------------------------------

Net income                                                    $3.99          $2.87         $2.05
-------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                   35,190         35,076        35,038
Dilutive effect of stock options                                198            131            53
                                                         ----------------------------------------
Average common shares outstanding, assuming
dilution                                                     35,388         35,207        35,091
-------------------------------------------------------------------------------------------------



See accompanying notes.

Consolidated Balance Sheets



June 30                                               1998               1997
-----------------------------------------------------------------------------------
 (In thousands of dollars)
ASSETS

Current

    Cash and cash equivalents                         $   79,835         $  109,070
    Accounts receivable                                  392,821            417,430
    Advances to suppliers                                104,439             90,499
    Accounts receivable - unconsolidated affiliates       49,343              7,768
    Inventories - at lower of cost or market:
        Tobacco                                          541,822            570,650
        Lumber and building products                      97,071            105,567
        Agri-products                                    102,187             80,812
        Other                                             20,965             12,444
    Prepaid income taxes                                  18,347              7,665
    Deferred income taxes                                  3,794              7,064
    Other current assets                                  19,665             22,270
                                                  ---------------------------------
        Total current assets                           1,430,289          1,431,239

Property, plant and equipment - at cost
    Land                                                  29,951             30,887
    Buildings                                            219,594            214,605
    Machinery and equipment                              466,177            430,360
                                                  ---------------------------------
                                                         715,722            675,852
        Less accumulated depreciation                    385,967            366,200
                                                  ---------------------------------
                                                         329,755            309,652
Other assets
    Goodwill                                             120,889            117,483
    Other intangibles                                     18,586             22,703
    Investments in unconsolidated affiliates              87,052             33,413
    Other noncurrent assets                               70,134             65,980
                                                  ---------------------------------
                                                         296,661            239,579
                                                  ---------------------------------

                                                      $2,056,705         $1,980,470
-----------------------------------------------------------------------------------


See accompanying notes.

Consolidated Balance Sheets


June 30                                               1998               1997
-----------------------------------------------------------------------------------
 (In thousands of dollars)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current

    Notes payable and overdrafts                      $  586,450         $  589,648
    Accounts payable                                     285,994            275,980
    Accounts payable - unconsolidated affiliates          17,116             10,204
    Customer advances and deposits                       125,311            144,175
    Accrued compensation                                  24,706             19,296
    Income taxes payable                                  27,693             16,166
    Current portion of long-term obligations              34,251             28,228
                                                  ---------------------------------

        Total current liabilities                      1,101,521          1,083,697


Long-term obligations                                    263,140            291,637


Postretirement benefits other than pensions               44,535             45,553


Other long-term liabilities                               40,909             42,273


Deferred income taxes                                     27,065             17,018


Minority interests                                        31,668             30,699

Shareholders' equity
  Preferred stock, no par value, authorized
     5,000,000 shares, none issued or outstanding
  Common stock, no par value, authorized 50,000,000
     shares, issued and outstanding 34,866,406 shares
     (35,139,137 at June 30, 1997)                        61,544             77,040
   Retained earnings                                     526,715            424,298
   Foreign currency translation adjustment               (40,392)           (31,745)
                                                  ---------------------------------
         Total shareholders' equity                      547,867            469,593
                                                  ---------------------------------
                                                      $2,056,705         $1,980,470
-----------------------------------------------------------------------------------



See accompanying notes.

Consolidated Statements of Cash Flows



YEARS ENDED JUNE 30                                                    1998           1997         1996
-----------------------------------------------------------------------------------------------------------
 (In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                          $141,258     $100,873      $ 72,246
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                        43,616       44,170        43,201
     Amortization                                                         7,455        7,400         9,311
     Translation loss, net                                                1,739        2,392         3,545
     Deferred taxes                                                      14,439       22,892        (3,786)
     Minority interests                                                   8,122        8,987         6,696
     Gain on sale of investment                                         (16,718)
     Equity in net income of unconsolidated affiliates                  (10,102)      (6,695)       (3,799)
     Other                                                                3,061        3,309         2,502
                                                                     -------------------------------------
                                                                        192,870      183,328       129,916
Changes in operating assets and liabilities
    net of effects from purchase of businesses:
    Accounts and notes receivable                                       (54,189)    (126,379)      (33,917)
    Inventories and other assets                                        (15,434)    (130,509)      (26,001)
    Income taxes                                                          1,248       (8,733)        5,175
    Accounts payable and other accrued liabilities                        8,872       80,797        72,336
                                                                     -------------------------------------
     Net cash provided (used) by operating activities                   133,367       (1,496)      147,509

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                           (96,720)     (58,817)      (35,259)
    Purchase of business, net of cash acquired                                                     (19,200)
    Investment in unconsolidated affiliate                              (41,114)
    Proceeds from sale of investment                                     29,065
    Sales of property, plant and equipment                                6,688       19,551         2,135
    Other                                                                (6,664)      (2,671)        1,900
                                                                     -------------------------------------
      Net cash used in investing activities                            (108,745)     (41,937)      (50,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt, net                         30,137       51,247       (86,318)
    Repayment of long-term debt                                         (30,241)     (91,795)      (42,258)
    Issuance of long-term debt                                            7,767       18,769       118,726
    Proceeds from minority investment in subsidiary                                                 10,000
    Dividends paid to minority shareholders                              (7,493)      (3,657)       (4,550)
    Issuance of common stock                                              4,328          617           174
    Purchases of common stock                                           (19,824)
    Dividends paid                                                      (38,390)     (37,009)      (35,387)
                                                                     -------------------------------------
      Net cash used in financing activities                             (53,716)     (61,828)      (39,613)
                                                                     -------------------------------------
      Effect of exchange rate changes on cash                              (141)        (451)         (783)
                                                                     -------------------------------------
Net increase (decrease) in cash and cash equivalents                    (29,235)    (105,712)       56,689
Cash and cash equivalents at beginning of year                          109,070      214,782       158,093
                                                                     -------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  79,835     $109,070      $214,782
----------------------------------------------------------------------------------------------------------

Supplemental information cash paid:
    Interest                                                          $  63,999     $ 69,672      $ 64,253
    Income taxes, net of refunds                                      $  73,048     $ 63,348      $ 48,771
----------------------------------------------------------------------------------------------------------



See accompanying notes.

Consolidated Statements of Changes in Shareholders' Equity



YEARS ENDED JUNE 30                                                   1998      1997      1996
------------------------------------------------------------------------------------------------
 (In thousands of dollars)
COMMON STOCK:
    Balance at beginning of year                                  $  77,040  $ 76,053  $ 75,749
    Issuance of common stock                                             53        38        30
    Purchase of common stock                                        (19,824)
    Exercise of stock options                                         4,275       949       274
                                                                 ------------------------------
    Balance at end of year                                           61,544    77,040    76,053
                                                                 ------------------------------
RETAINED EARNINGS:
    Balance at beginning of year                                    424,298   360,273   323,595
    Net income                                                      141,258   100,873    72,246
    Cash dividends declared ($1.105 per share in 1998;                   -
       $1.05 in 1997; $1.015 in 1996)                               (38,841)  (36,848)  (35,568)
                                                                  ------------------------------
    Balance at end of year                                          526,715   424,298   360,273
                                                                  ------------------------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
    Balance at beginning of year                                    (31,745)  (19,021)   (9,385)
    Translation adjustments for the year                            (13,298)  (20,068)  (14,893)
    Allocated income taxes                                            4,651     7,344     5,257
                                                                  ------------------------------
    Balance at end of year                                          (40,392)  (31,745)  (19,021)
                                                                   ------------------------------
  SHAREHOLDERS' EQUITY AT END OF YEAR                             $ 547,867  $469,593  $417,305
------------------------------------------------------------------------------------------------



See accompanying notes.

Notes to Consolidated Financial Statements
(All dollar amounts are in thousands, except as otherwise noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NET INCOME PER SHARE AND SHARE PURCHASE

In the second quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share." Statement No. 128 requires a change in the method used to calculate earnings per share. The Company uses the weighted average number of common shares outstanding during each period to compute basic earnings per common share. Dilutive earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are outstanding dilutive stock options that are assumed to be exercised. All prior period earnings per share presentations have been restated to conform to the requirements of Statement No. 128.

The Board of Directors of the Company approved a $100 million stock purchase plan on May 6, 1998. The Company had purchased 542,000 shares at a cost of $19,824 by June 30, 1998, and an additional 324,000 shares at a cost of $12,069 by August 6, 1998.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

Inventories of tobacco and agri-products are valued at the lower of specific cost or market. Lumber and building products inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. All other inventories are valued principally at lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation of properties used in tobacco operations is calculated using both the straight line and declining balance methods, while lumber and building products and agri-products utilize the straight line method. Buildings include tobacco and agri-product processing and blending facilities, lumber outlets, offices and warehouses. Machinery and equipment represent processing and packing machinery, transportation, office and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transportation equipment - 3 to 10 years; and office and computer equipment - 3 to 10 years.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. Goodwill and other intangibles are generally amortized using the straight-line method over periods not exceeding 40 years. Goodwill and other intangible assets are periodically reviewed for impairment, including a determination of whether events or circumstances have changed that may indicate that an impairment of value exists, based upon an assessment of future operations. Accumulated amortization at June 30, 1998 and 1997, was $35.5 and $28.6 million, respectively.

INCOME TAXES

The Company provides deferred income taxes on temporary differences arising from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, and undistributed earnings of foreign subsidiaries not permanently reinvested. At June 30, 1998, the cumulative amount of permanently reinvested earnings of foreign subsidiaries on which no provision for U.S. income taxes had been made was $70.8 million.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's long-term obligations have been estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of all other assets and liabilities that qualify as financial instruments, approximates fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

Forward foreign currency exchange contracts are used by the Company in the management of certain foreign currency exposures. The Company does not enter into contracts for trading purposes. None of these contracts contain multiplier or leverage features. The Company enters into such contracts only with financial institutions of good standing and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. Realized and unrealized gains and losses on the Company's foreign currency contracts that are designated and effective as hedges are deferred and recognized as a component of the underlying transaction when it occurs. Realized gains or losses from matured and terminated hedge contracts are recorded in other assets or liabilities until the underlying hedge transaction is consummated. Realized and unrealized gains or losses on hedge contracts relating to transactions that are not subsequently expected to occur are recognized in results currently. Contracts used to manage foreign currency risks are not material.

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

The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments that are included in net income. Exchange losses in 1998, 1997, and 1996 resulting from foreign currency transactions were $3.0, $3.1 and $3.6 million, respectively (including $1.7, $2.4 and $3.5 million resulting from foreign currency translation losses) and are included in the respective statements of income.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ACCOUNTING PRONOUNCEMENTS

Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS 130"), "Reporting Comprehensive Income," ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," and ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." These statements, which are effective for the Company's fiscal year starting July 1, 1998, expand or modify disclosures and will have no impact on its consolidated financial position, net income or cash flow.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The statement will require the Company to recognize all derivatives on the balance sheet at fair value. This statement is effective for the Company's fiscal year starting July 1, 1999, and is not expected to materially affect the consolidated financial position or results of operations.

RECLASSIFICATIONS

Certain amounts in prior years' statements have been reclassified to be reported on a consistent basis with the current year's presentation.

NOTE 2.  GAIN ON SALE OF INVESTMENT

In 1998, the Company sold its minority interest in a Dutch spice joint venture to the majority owner for total proceeds of $29.1 million and a gain of $16.7 million before taxes.

NOTE 3.  EXTRAORDINARY ITEM

During fiscal year 1996, the Company recovered $1.4 million related to receivables from the Iraqi State Tobacco Monopoly written off in fiscal year 1991. The Company had recorded, as an extraordinary item, a pretax provision of $6.2 million for the uncollectability of outstanding receivables as a result of the war in the Persian Gulf.

NOTE 4.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates principally in three business segments:

TOBACCO
Selecting, buying, shipping, processing, packing, storing and financing leaf tobacco in the United States and other tobacco growing countries for the account of, or for resale to, manufacturers of tobacco products throughout the world.

Lumber and Building Products
Distribution of lumber and building products to the building and construction market in Europe, primarily in the Netherlands.

AGRI-PRODUCTS
Trading and processing tea and sunflower seeds and trading other products from the countries of origin to various customers throughout the world.

Generally, sales between geographic areas are priced to generate a reasonable profit margin. Sales between business segments are insignificant.

Operating profit is total revenue less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, interest expense, income taxes and equity in pretax income of unconsolidated affiliates.

Identifiable assets are those of the Company that are identified with the operations in each industry group. Corporate assets are principally the fixed assets of the Company's administrative offices.

The Company's primary business, tobacco, is generally conducted in U.S. dollars. In most countries, the Company funds its major cost, the purchase of green tobacco, in U.S. dollars thereby limiting foreign exchange risk to that which is related to production costs and overhead in the country of tobacco origin.

U.S. Export Sales by Geographic Area

FOR THE YEARS ENDED JUNE 30,                1998        1997        1996
---------------------------------------------------------------------------
Europe                                    $348,022    $358,276    $304,008

Asia                                       210,944     203,754     189,904

Other Areas                                 42,034      41,966      45,751
---------------------------------------------------------------------------
Total                                     $601,000    $603,996    $539,663


                                                      LUMBER AND
Business Segments                      TOBACCO    BUILDING PRODUCTS  AGRI-PRODUCTS    CONSOLIDATED
--------------------------------------------------------------------------------------------------
1998
Sales and other operating revenues  $3,193,413        $  550,901     $  542,890         $4,287,204
                                   ---------------------------------------------------------------
Operating profit                       258,359            19,710         16,274            294,343
                                   ------------------------------------------------
General corporate expenses                                                                 (15,949)
Equity in pretax earnings of
   unconsolidated affiliates                                                                16,901
Gain on sale of investment                                                                  16,718
Interest expense                                                                           (63,974)
                                                                                      ------------
  Income before income taxes and
    other items                                                                            248,039
                                                                                      ------------
Identifiable assets                  1,534,642           265,149        167,725          1,967,516
Investments in unconsolidated        --------------------------------------------
     affiliates                                                                             87,052
Corporate assets                                                                             2,137
                                                                                      ------------
    Total assets                                                                         2,056,705
                                                                                      ------------
Depreciation and amortization           41,516             7,466          2,089             51,071
                                   ---------------------------------------------------------------
Capital expenditures                    89,407             4,890          2,423             96,720
--------------------------------------------------------------------------------------------------
1997
Sales and other operating revenues  $3,028,419        $  597,069     $  487,187         $4,112,675
                                   ---------------------------------------------------------------
Operating profit                       209,090            26,338         13,095            248,523
                                   --------------------------------------------
General corporate expenses                                                                 (11,696)
Equity in pretax earnings of
   unconsolidated affiliates                                                                11,864
Interest expense                                                                           (64,886)
                                                                                      ------------
  Income before income taxes and
   other items                                                                             183,805
                                                                                      ------------
Identifiable assets                  1,526,986           273,149        144,849          1,944,984
Investments in unconsolidated      --------------------------------------------
   affiliates                                                                               33,413
Corporate assets                                                                             2,073
                                                                                      ------------
    Total assets                                                                         1,980,470
                                                                                      ------------
Depreciation and amortization           39,677             9,774          2,119             51,570
                                   ---------------------------------------------------------------
Capital expenditures                    45,363            10,162          3,292             58,817
-------------------------------------------------------------------------------------- ------------
1996
Sales and other operating revenues  $2,541,956        $  574,171     $  454,101         $3,570,228
                                   ---------------------------------------------------------------
Operating profit                       168,196            22,874         12,797            203,867
                                   --------------------------------------------
General corporate expenses                                                                 (11,392)
Equity in pretax earnings of
    unconsolidated affiliates                                                                4,305
Interest expense                                                                           (68,754)
                                                                                      ------------
  Income before income taxes and
    other items                                                                            128,026
                                                                                      ------------
Identifiable assets                  1,433,489           289,749        137,094          1,860,332
Investments in unconsolidated      --------------------------------------------
    affiliates                                                                              27,191
Corporate assets                                                                             1,990
                                                                                      ------------
    Total assets                                                                         1,889,513
                                                                                      ------------
Depreciation and amortization           41,357             9,485          1,670             52,512
                                   ---------------------------------------------------------------
Capital expenditures                    26,756             6,589          1,914             35,259
--------------------------------------------------------------------------------------------------



Consolidated Operations by           UNITED        LATIN                     OTHER
Geographic Area                      STATES       AMERICA      EUROPE        AREAS    ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------------------------------------------------------
1998
Revenues from unaffiliated
    customers                        $2,146,575  $ 317,700   $1,600,027   $  222,902                 $4,287,204
Transfers between geographic
    areas                                21,692    224,400       89,423      457,562    $ (793,077)
                                 ------------------------------------------------------------------------------
    Sales and other operating
       revenues                       2,168,267    542,100    1,689,450      680,464      (793,077)   4,287,204
                                 ------------------------------------------------------------------------------
Operating profit                         60,241     80,134       94,332       60,288          (652)     294,343
                                 --------------------------------------------------------------------

General corporate expenses                                                                              (15,949)
Equity in pretax earnings of
    unconsolidated affiliates                                                                            16,901
Gain on sale of investment                                                                               16,718
Interest expense                                                                                        (63,974)
                                                                                                     ------------
   Income before income taxes
     and other items                                                                                    248,039
                                                                                                     ------------
Identifiable assets                     957,590    516,425      903,761      274,785      (685,045)   1,967,516
                                 --------------------------------------------------------------------
Investments in unconsolidated
    affiliates                                                                                           87,052
Corporate assets                                                                                          2,137
                                                                                                     ------------
    Total assets                                                                                      2,056,705
-----------------------------------------------------------------------------------------------------------------

1997
Revenues from unaffiliated
      customers                       2,005,603    260,076    1,591,385      255,611                  4,112,675
Transfers between geographic
      areas                              14,071    215,277      105,823      467,500      (802,671)
                                 -------------------------------------------------------------------------------
    Sales and other operating
      revenues                        2,019,674    475,353    1,697,208      723,111      (802,671)   4,112,675
                                 -------------------------------------------------------------------------------
Operating profit                         49,114     62,974       81,973       56,985        (2,523)     248,523
                                 -------------------------------------------------------------------
General corporate expenses                                                                              (11,696)
Equity in pretax earnings of
   unconsolidated affiliates                                                                             11,864
Interest expense                                                                                        (64,886)
                                                                                                     ------------
   Income before income taxes
      and other items                                                                                   183,805
                                                                                                     ------------

Identifiable assets                     908,446    529,171      772,797      369,750      (635,180)   1,944,984
                                 ------------------------------------------------------------------
Investments in unconsolidated
    affiliates                                                                                           33,413
Corporate assets                                                                                          2,073
                                                                                                     ------------

    Total assets                                                                                      1,980,470
-----------------------------------------------------------------------------------------------------------------

1996
Revenues from unaffiliated
    customers                         1,800,204    222,223    1,370,767      177,034                  3,570,228
Transfers between geographic
    areas                                   962    138,607       38,431      339,862      (517,862)
                                 --------------------------------------------------------------------------------
    Sales and other operating
      revenues                        1,801,166    360,830    1,409,198      516,896      (517,862)   3,570,228
                                 --------------------------------------------------------------------------------
Operating profit                         64,388     49,079       50,967       40,643        (1,210)     203,867
                                 -------------------------------------------------------------------

General corporate expenses                                                                              (11,392)
Equity in pretax earnings of
    unconsolidated affiliates                                                                             4,305

Interest expense                                                                                        (68,754)
                                                                                                     ------------
  Income before income taxes
    and other items                                                                                     128,026
                                                                                                     ------------

Identifiable assets                 $   867,229  $ 558,045   $  884,021   $  194,768    $ (643,731)   1,860,332
                                 --------------------------------------------------------------------
Investments in unconsolidated
   affiliates                                                                                            27,191

Corporate assets                                                                                          1,990
                                                                                                     ------------
    Total assets                                                                                     $1,889,513
--------------------------------------------------------------------------------------------------------------------


NOTE 5.  INCOME TAXES


Taxes Income taxes consist of the following:

Years Ended June 30,          1998        1997        1996
--------------------------------------------------------------
Current
    United States             $17,854     $ 5,300     $ 7,212
    State and local             3,482       1,620       1,946
    Foreign                    59,350      42,156      44,870
                              --------------------------------
                               80,686      49,076      54,028

Deferred
    United States              17,332      19,025         983
    State and local               887        (180)        729
    Foreign                      (246)      6,024      (5,760)
                               -------------------------------
                               17,973      24,869      (4,048)
                               -------------------------------
Total                         $98,659     $73,945     $49,980
--------------------------------------------------------------

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

YEAR ENDED JUNE 30,           1998        1997        1996
-------------------------------------------------------------
Tax at statutory rate         35.0%       35.0%       35.0%
State income taxes,
   net of federal benefit      1.0         0.5         1.3
Income taxed at other
   than the U.S. rate          3.8         4.4         4.0
Other, net                                 0.3        (1.3)
                             --------------------------------
Total                         39.8%       40.2%       39.0%
-------------------------------------------------------------

Significant components of deferred tax liabilities and assets were as follows:

AT JUNE 30,                                 1998         1997
--------------------------------------------------------------
Liabilities
    Undistributed earnings                $37,941     $  28,209
    Tax over book depreciation             13,441        13,881
    Goodwill                                7,762         4,987
    All other                              11,206        11,177
                                          ---------------------
      Total deferred tax liabilities      $70,350     $  58,254
                                          ---------------------

Assets
    Employee benefit plans                $17,553     $  15,772
    Foreign currency translation           14,854        10,466
    Deferred compensation                   7,053         6,086
    All other                               7,619        15,977
                                          ---------------------
      Total deferred tax assets           $47,079     $  48,301
                                          ---------------------

The components of income before income taxes and other items consist of the following:

YEARS ENDED JUNE 30,                  1998        1997         1996
--------------------------------------------------------------------
United States                       $ 43,987    $ 41,780    $ 28,396
Foreign                              204,052     142,025      99,630
                                     -------------------------------
TOTAL                               $248,039    $183,805    $128,026
--------------------------------------------------------------------

NOTE 6.  SHORT-TERM CREDIT FACILITIES

The Company maintains lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. At June 30, 1998, unused, uncommitted lines of credit were approximately $900 million. The weighted average interest rate on short-term borrowings outstanding as of June 30, 1998 and 1997 was approximately 6.9% and 6.0%, respectively.

NOTE 7. LONG-TERM OBLIGATIONS

AT JUNE 30,                                     1998              1997
-----------------------------------------------------------------------
6.14% Senior notes payable in five
annual installments from
1996 to 2000                              $      60,000     $   80,000
9.25% Medium-term notes
due February 2001                               100,000        100,000
6.5% Notes due February 2006                    100,000        100,000
Other notes due through 1999
  at various interest rates
  ranging from 5% to 11%                         35,516         37,726
Revenue bonds due through 2001
at various interest rates below prime             1,875          2,139
                                          -----------------------------
                                                297,391        319,865
Less current portion                            (34,251)       (28,228)
                                          -----------------------------
Long-term obligations                     $     263,140     $  291,637


The fair value of the Company's long-term obligations was approximately $274 million at June 30, 1998 and $292 million at June 30, 1997. Certain notes are denominated in local currencies of foreign subsidiaries.

    Effective December 18, 1997, the Company replaced its $100 million revolving credit facility with a new $300 million facility issued in two tranches of $150 million each. The facility is used to support short-term borrowings, including the issuance of commercial paper. Under its terms, each facility may be extended for an additional year on its anniversary date, December 18.

    Under certain of the debt agreements, the Company must meet financial covenants relating to minimum tangible net worth and restrictions on the issuance of long-term debt. The Company was in compliance with all such covenants at June 30, 1998 and 1997.

Other information:
Maturities of long-term debt for the fiscal years succeeding June 30, 1998 are as follows: 1999-$34,251; 2000-$28,093; 2001-$125,434; 2002-$5,028;2003-$4,215;
2004 and after- $100,370.

NOTE 8 PENSION PLANS

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


Assumptions used in the computations were:

FOR THE YEARS ENDED JUNE 30,         1998        1997        1996
-------------------------------------------------------------------
Discount rate:
      Domestic                      6.75%       7.50%       7.25%
      Foreign                       6.00%       7.00%       7.00%


Rate of increase in future compensation levels:
      Domestic                      5.50%       5.50%       5.50%
      Foreign                       5.50%       5.50%       5.50%


Expected long-term rate of return on plan assets:
      Domestic                      8.75%       8.75%       8.75%
      Foreign                       6.00%       7.00%       7.00%


Pension costs                                     DOMESTIC                       FOREIGN
                                     --------------------------------------------------------------
FOR THE YEARS ENDED JUNE 30,            1998       1997       1996      1998       1997       1996
--------------------------------------------------------------------------------------------------

Service cost for benefits earned
   during the period                 $  3,481   $   3,324  $   2,657   $  3,192   $ 3,424  $ 2,932
Interest cost on projected benefit
   obligation                           8,004       7,409      7,312      6,025     6,658    6,383

Actual return on plan assets          (28,125)     (9,865)   (16,537)    (5,903)   (9,413)  (5,916)

Net amortization and deferral          21,051       3,847     10,583       (438)    2,602     (758)
                                     --------------------------------------------------------------

    Total pension cost               $  4,411   $   4,715  $   4,015   $  2,876   $ 3,271  $ 2,641
---------------------------------------------------------------------------------------------------






Funded Status Domestic March 31 measurement date



                                        ASSETS EXCEED                ACCUMULATED BENEFITS
                                   ACCUMULATED  BENEFITS                EXCEED ASSETS
                                   --------------------------------------------------------
                                    1998            1997            1998            1997
-------------------------------------------------------------------------------------------

Vested benefit obligation          $ 92,139        $ 79,851       $   6,889       $  3,657
                                   --------------------------------------------------------
Accumulated benefit obligation       92,628          80,263           6,889          3,657
                                   --------------------------------------------------------
Projected benefit obligation        119,507         100,577          14,682          6,910
Plan assets at fair value           124,480          99,839
                                   --------------------------------------------------------
Plan assets in excess of (less
  than) projected benefit
  obligation                          4,973            (738)        (14,682)        (6,910)
Unrecognized net (asset)
  liability at transition            (1,377)         (1,986)            229            286

Unrecognized prior service costs      2,347             478           3,833          4,229
Unrecognized net (gain) loss         (1,052)          6,561           7,668          1,386
Additional minimum liability                                         (3,936)        (2,648)
                                   --------------------------------------------------------

   Prepaid (accrued) pension cost  $  4,891        $  4,315       $  (6,888)      $ (3,657)
-------------------------------------------------------------------------------------------




Funded Status  Foreign - April 30
measurement date



                                          ASSETS EXCEED              ACCUMULATED BENEFITS
                                      ACCUMULATED BENEFITS              EXCEED ASSETS
                                   --------------------------------------------------------
                                      1998          1997          1998            1997
-------------------------------------------------------------------------------------------


Vested benefit obligation          $80,929        $76,323        $ 7,724       $10,645
                                   ---------------------------------------------------
Accumulated benefit obligation      84,329         80,088          8,076        11,264
                                   ---------------------------------------------------
Projected benefit obligation        92,401         89,711          7,924        11,937
Plan assets at fair value           99,694         97,008          3,658         3,670
                                   ---------------------------------------------------
Plan assets in excess of (less
 than) projected benefit
 obligation                          7,293          7,297         (4,266)       (8,267)
Unrecognized net asset at
 transition                         (2,798)        (3,984)                        (194)
Unrecognized net (gain) loss        (2,681)        (1,018)                         241
                                   ---------------------------------------------------
  Prepaid (accrued) pension cost   $ 1,814        $ 2,295        $(4,266)      $(8,220)
---------------------------------------------------------------------------------------





NOTE 9. POSTRETIREMENT BENEFITS

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

Net periodic postretirement benefit expense was as follows:

FOR THE YEARS ENDED JUNE 30,         1998      1997      1996
---------------------------------------------------------------

Service cost                    $    766  $    872   $   875
Interest cost                      2,861     3,108     2,673
Return on plan assets               (165)     (153)     (190)
Net amortization and deferral     (3,059)   (2,634)   (3,063)
                                  -----------------------------
Net periodic postretirement
    benefit expense             $    403  $  1,193   $   295
----------------------------------------------------------------


The following table sets forth the components of the postretirement benefit obligation:



AT JUNE 30,                                                 1998            1997
---------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
   Retirees                                                $25,874         $27,790
   Fully eligible active plan participants                   6,901           5,867
   Other active plan participants                            7,158           5,251
                                                         -------------------------
Accumulated postretirement
   benefit obligation                                       39,933          38,908
Fair value of plan assets                                    3,846           3,803
                                                         -------------------------
Accumulated postretirement benefit
   obligation in excess of plan assets                      36,087          35,105
Unrecognized gain on plan amendment                          9,882          12,941
Unrecognized net loss                                       (1,434)         (2,493)
                                                         -------------------------
Accrued postretirement benefit cost                        $44,535         $45,553
----------------------------------------------------------------------------------


The accumulated post retirement benefit obligation was determined using an assumed annual health care cost trend rate of 10% for fiscal year 1998 and 9.5% for 1999. That cost trend rate is assumed to decrease gradually to 6.0% by fiscal year 2006. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated benefit obligation by approximately $1.9 million and the aggregate of the service and interest cost components of net periodic post retirement benefit expense for the fiscal year by approximately $120 thousand.

                                             JUNE 30
ASSUMPTIONS USED                    ------------------------------
IN THE COMPUTATIONS WERE:           1998        1997        1996
------------------------------------------------------------------

Discount rate                       6.75%       7.50%       7.25%
Rate of increase in future
  compensation levels               5.50%       5.50%       5.50%
Expected long-term rate of
  return on plan asset              4.30%       4.30%       4.30%

NOTE 10. SHARE PURCHASE RIGHTS PLAN

In 1989, the Company distributed as a dividend one preferred share purchase right for each outstanding share of common stock. Each right entitles the shareholder to purchase one-half of one-hundredth of a share of Series A Junior Participating Preferred Stock ("Preferred Stock") at an exercise price of $110, subject to adjustment. The rights will become exercisable only if a person or group acquires or announce a tender offer for 20% or more of the Company's outstanding common stock. The Board of Directors may reduce this threshold percentage to 10%. If a person or group acquires the threshold percentage of common stock, each right will entitle the holder, other than the acquiring party, to buy shares of common stock or Preferred Stock having a market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Following the acquisition by any person of more than the threshold percentage of the Company's outstanding common stock but less than 50% of such shares, the Company may exchange one share of common stock for each right (other than rights held by such person). Until the rights become exercisable, they may be redeemed by the Company at a price of one cent per right. The rights expire on February 13, 1999.

NOTE 11. EXECUTIVE STOCK PLANS

The Company's 1989 Executive Stock Plan by its terms expired on June 30, 1998 and was replaced by the Company's 1997 Executive Stock Plan (together, the "Plans"). Under the Plans, officers, directors and employees of the Company and its subsidiaries may receive grants and/or awards of common stock, restricted stock, incentive stock options, or non-qualified stock options and reload options. Reload options allow a participant to exercise an option and receive new options by exchanging previously acquired common stock for the shares received from the exercise. One new option may be granted for each share exchanged with an exercise price equivalent to the market price at the date of exchange. Accordingly, the issuance of reload options does not result in a greater number of shares potentially outstanding than that reflected in the grant of the original option. Up to 2 million shares of the Company's common stock may be issued under each of the Plans. Pursuant to the Plans, non-qualified and reload options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant.

    Options granted under the Company's stock incentive plans became exercisable either one year or six months after the date of grant. Most options expire ten years after the date of grant.

    A summary of the Company's stock option activity and related information for the fiscal year ended June 30 follows:



                                          1998                   1997                   1996
                                 ----------------------  ---------------------  ----------------------
                                             Average                 Average                Average
                                             Exercise                Exercise               Exercise
FOR THE YEARS ENDED JUNE 30:       Shares      Price       Shares     Price       Shares     Price
-------------------------------------------------------------------------------------------------------

Outstanding, beginning
  of year                         1,224,473    $25.86  1,275,353      $24.09  1,264,473     $23.88
Granted                           1,239,978     38.10    193,950       32.31    213,329      24.36
Exercised                          (671,647)    25.27   (244,830)      21.73   (151,672)     21.56
Forfeited/expired                                                               (50,777)     27.49
Outstanding, end of year          1,792,804     34.55  1,224,473       25.86  1,275,353      24.09
Exercisable                       1,534,783     34.42  1,137,778       25.14  1,205,715      23.98
Available for grant               4,872,599            3,466,489              2,872,617



Of those available for future grant: 3,188,167; 2,859,562 and 2,321,885 for 1998, 1997, and 1996, respectively, are reload options.

The following table summarizes information concerning currently outstanding and exercisable options:



RANGE OF EXERCISE PRICES, PER SHARE                  $10 - $20    $20 - $30     $30 - $40    $40 - $50
-------------------------------------------------------------------------------------------------------
For options outstanding:
Number outstanding                                   33,442        472,989     1,170,216    116,157
Weighted average remaining contractual life             2.0            6.6           9.2        9.5
Weighted average exercise price, per share           $15.97         $26.77        $37.40     $40.70

For options exercisable:
Number exercisable                                   33,442        472,989       912,195    116,157
Weighted average exercise price,
per share                                            $15.97         $26.77        $38.33     $40.19



Effective in fiscal year 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123, the Company will continue to apply the Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. If compensation expense for the Company's stock options issued in 1998, 1997 and 1996 had been determined based on the fair value method of accounting, as defined in SFAS 123, the Company's net income and earnings per basic and diluted share would have been reduced by approximately $6.4 million or $.18 per share in 1998, $800 thousand or $.02 per share in 1997, and $500 thousand or $.01 per share in 1996. These pro forma amounts may not be representative of future disclosures because the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The Black-Scholes option valuation model was used to estimate the fair value of the options granted in fiscal year 1998 and 1997. Such models include subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. The Plan has characteristics that differ from traded options. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Principle assumptions used in applying the Black-Scholes model were as follows:



FOR THE YEARS ENDED JUNE 30,              1998       1997        1996
----------------------------------------------------------------------
Risk-free interest rate                   5.83%        6.31%       6.06%
Expected life, in years                   5.02         6.63        7.53
Expected volatility                        .298         .298        .298
Expected dividend yield                   3.15%        3.82%       4.47%
Fair value of options granted            $9.88        $8.67       $5.95



NOTE 12. COMMITMENTS AND OTHER MATTERS

A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have a material adverse effect on the Company. For the years ended June 30, 1998, 1997, and 1996, one customer accounted for revenues of $1.7 billion, $1.5 billion and $1.3 billion, respectively.

The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At June 30, 1998, total exposure under such guarantees and performance bonds was approximately $70 million. The Company considers the possibility of loss on any of these guarantees to be remote.

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

The Company's operating subsidiaries within each industry segment perform credit evaluations of customers' financial condition prior to the extension of credit. Generally, accounts and notes receivable are not secured with collateral and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements and such amounts have not been material except for the write-off of an account receivable from Iraq in fiscal year 1991 (see
Note 3). In the lumber and building product operations in Europe, it is traditional business practice to insure a major portion of accounts and notes receivable against uncollectibility. At June 30, accounts and notes receivable by operating segment were as follows (in millions of dollars):

AT JUNE 30,                          1998             1997
-------------------------------------------------------------

Tobacco                             $254              $277
Lumber and Building Product           91                89
Agri-Products                         48                51
                                    ------------------------
                                    $393              $417

NOTE 13. UNAUDITED QUARTER FINANCIAL DATA

Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, it is always more meaningful to focus on cumulative rather than quarterly results.



                                           FIRST         SECOND          THIRD          FOURTH
FOR THE YEARS ENDED JUNE 30,              QUARTER        QUARTER        QUARTER        QUARTER
------------------------------------------------------------------------------------------------

1998

Sales and other operating revenues       $1,023,156     $1,265,157     $1,152,696       $846,195

Gross profit                                142,235        161,529        155,843        153,997

Net income                                   32,773         38,085         31,546         38,854
Net income per common share - Basic             .93           1.08            .90           1.10
Net income per common share - Diluted           .92           1.08            .89           1.10
Cash dividends declared per common share       .265           .280           .280           .280
Market price range: High                         38 5/8         41 1/2         49 1/2         44
                    Low                          32             36             37             34 5/8

1997

Sales and other operating revenues       $  820,840     $1,337,221     $1,013,715       $940,899

Gross profit                                120,539        152,139        141,820        138,530

Net income                                   20,022         31,402         27,614         21,835
Net income per common share - Basic             .57            .90            .79            .62
Net income per common share - Diluted           .57            .89            .78            .62
Cash dividends declared per common share       .255           .265           .265           .265
Market price range: High                         28 1/2         32 3/8         33 1/2         36 5/8
                    Low                          24 5/8         25 1/2         28 1/2         28

------------------------------------------------------------------------------------------------



In the fourth quarter of fiscal year 1998, the Company recorded approximately $11 million ($7 million net of tax) in charges related to tobacco inventory. The Company also recorded a gain of $17 million ($11 million net of tax) related to the sale of an investment.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                        /s/ ERNST & YOUNG LLP

Richmond, Virginia
August 6, 1998

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

Hartwell H. Roper
Vice President & Chief Financial Officer
August 6, 1998


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE


For the three years ended June 30, 1998, there were no changes in and disagreements between the Company and its independent auditors on any matter of accounting principles, practices or financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to the caption, "Election of Directors" in the September 24, 1998 Proxy Statement which information is incorporated herein by reference. The following are Executive Officers as of September 24, 1998.

Name                     Position                                    Age
-----                    ---------                                   ---
H. H. Harrell            Chairman and Chief                          59
                         Executive Officer

A. B. King               President and Chief                         52
                         Operating Officer

H. H. Roper              Vice President and                          50
                         Chief Financial Officer

W. L. Taylor             Vice President and                          57
                         Chief Administrative Officer

D.G. Cohen Tervaert      President and Chairman of the               45
                         Board of Deli Universal, Inc.

J. M. M. van de Winkel   Executive Vice President  and Vice          49
                         Chairman of Deli-Universal, Inc.

J. M. White, III         Secretary and General Counsel               59

There are no family relationships between any of the above officers.

All of the above officers have been employed by the Company in the listed capacities during the last five years except:

J. M. M. van de Winkel was elected Vice Chairman of Deli Universal, Inc. in 1995. From December 1989 to January 1995, Mr. Van de Winkel was an Executive Vice President with Deli Universal, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

Refer to the caption, "Executive Compensation," in the Company's September 24, 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to the caption, "Stock Ownership," in the Company's September 24, 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to the caption, "Certain Transactions and Relationships," in the Company's September 24, 1998 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a)   (1)      The following consolidated financial statements of Universal
               Corporation and Subsidiaries are included in Item 8:

               Consolidated Statements of Income for the years ended June 30, 1998, 1997 and 1996

               Consolidated Balance Sheets at June 30, 1998 and 1997

               Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

               Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements for the years ended June 30, 1998, 1997 and 1996

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

              10.20 Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

             10.21 Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to Executive Officers (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

             10.22 Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to officers (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

             10.23 Non-Employee Director Restricted Stock Agreement dated October 29, 1997, between Universal Corporation and Charles
                     H. Foster, Jr.(incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

             10.24 Non-Employee Director Restricted Stock Agreement dated October 29, 1997, between Universal Corporation and Joseph
                     C. Farrell (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

             10.25 1997 Non-Qualified Stock Option Agreement between Deli-Universal, Inc. and D.G. Cohen Tervaert (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

             10.26 Employment Agreement dated January 15, 1998 between Universal Corporation and Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper, Edward M. Schaaf, III, and James M. White, III (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).


             10.27 364-day Credit Agreement dated December 18, 1997 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

             10.28 Three-Year Credit Agreement dated December 18, 1997 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

             10.29   Universal Corporation Charitable Award Program*

             10.30 Universal Corporation 1997 Executive Stock Plan (incorporated herein by reference to Exhibit 4.7 to the Registrant's Form S-8 Registration Statement filed October 31, 1997, File No. 333-3927).

             10.31 1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel.*

              12     Ratio of Earnings to Fixed Charges*

              21     Subsidiaries of the Registrant.*

              23     Consent of Ernst & Young LLP.*

              27     Financial Data Schedule.*

* Filed herewith

(b)     Reports on Form 8-K

        Form 8-K filed on May 7, 1998.
        The form reports a press release issued by the Company on May 6, 1998. The press release announced the Board of Directors' authorization of the Company's purchase of up to $100 million of the Company's outstanding common stock and the declaration of a quarterly dividend on the Company's common stock.

        Form 8-K filed on June 3, 1998.
        The form reports a press release issued by the Company on May 28, 1998. The press release announced the completion of the Company's joint venture with Socotab Leaf Tobacco Company, Inc. that combined their respective oriental tobacco businesses.

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

                                               UNIVERSAL CORPORATION
September 25, 1998                             By:/s/ Henry H. Harrell
                                                  --------------------
                                                   Henry H. Harrell
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Henry H. Harrell                Chairman, Chief Executive     September 25, 1998
-----------------------             Officer and Director          ------------------
     Henry H. Harrell               (Principal Executive Officer)


/s/ Allen B. King                   President, Chief Operating    September 25, 1998
-----------------------             Officer and Director          ------------------
     Allen B. King

/s/ Hartwell H. Roper               Vice President and            September 25, 1998
-----------------------             Chief Financial Officer       ------------------
     Hartwell H. Roper

/s/ William J. Coronado             Controller (Principal         September 25, 1998
------------------------            Accounting Officer)           ------------------
     William J. Coronado

/s/ William W. Berry                Director                      September 25, 1998
------------------------                                          ------------------
     William W. Berry

/s/ Charles H. Foster, Jr.          Director                      September 25, 1998
--------------------------                                        ------------------
     Charles H. Foster, Jr.

/s/ Richard G. Holder               Director                      September 25, 1998
-----------------------                                           ------------------
     Richard G. Holder

/s/ Jeremiah J. Sheehan             Director                      September 25, 1998
--------------------------                                        ------------------
     Jeremiah J. Sheehan

/s/ Hubert R. Stallard              Director                      September 25, 1998
------------------------                                          ------------------
     Hubert R. Stallard




