Form 10-Q
period 1998-09-30
UNIVERSAL CORP /VA/
filed 1998-11-09
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 1998

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the Transition Period From_________________to___________________


                          Commission file number 1-652

                              UNIVERSAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           VIRGINIA                                              54-0414210
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                           Identification Number)


   1501 North Hamilton Street, Richmond, Virginia              23230
   ----------------------------------------------              -----
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
                                                     Yes     X     No
                                                         ---------     ---------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date:

                 Common Stock, No par value - 33,665,806 shares
                       outstanding as of November 6, 1998

                                                      2


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three Months Ended September 30, 1998 and 1997
(In thousands of dollars, except per share data)
                                                                        September 30,            September 30,
                                                                             1998                    1997


Sales and other operating revenues                                         $ 879,285               $1,023,156

Costs and expenses
    Cost of goods sold                                                       742,701                  880,921
    Selling, general and administrative expenses                              78,314                   78,437
                                                                  --------------------------------------------

Operating income                                                              58,270                   63,798
    Equity in pretax earnings of unconsolidated affiliates                       570                    3,745
    Interest expense                                                         (15,542)                 (13,802)
                                                                  --------------------------------------------

Income before income taxes and other items                                    43,298                   53,741
    Income taxes                                                              16,021                   21,306
    Minority interests                                                           220                    (338)
                                                                  --------------------------------------------


                                                                  --------------------------------------------
Net income                                                                 $  27,057                 $ 32,773
==============================================================================================================


                                                                  --------------------------------------------
Earnings per share                                                          $    .79                  $   .93
==============================================================================================================


                                                                  --------------------------------------------
Diluted earnings per share                                                  $    .78                 $    .93
==============================================================================================================


Retained earnings - Beginning of period                                      526,715                  424,298
Net income                                                                    27,057                   32,773
Cash dividends declared ($.28 - 1998; $.265 - 1997)                           (9,448)                  (9,312)
                                                                  --------------------------------------------
Retained earnings - End of period                                            544,324                  447,759
                                                                  --------------------------------------------






Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                              September 30,                 June 30,
                                                                                  1998                        1998
                                                                         --------------------       ----------------------

ASSETS

Current
    Cash and cash equivalents                                                     $   87,621                   $   79,835
    Accounts receivable                                                              396,013                      392,821
    Advances to suppliers                                                             83,003                      104,439
    Accounts receivable - unconsolidated affiliates                                   11,582                       49,343
    Inventories - at lower of cost or market:
        Tobacco                                                                      603,616                      541,822
        Lumber and building products                                                  91,820                       97,071
        Agri-products                                                                 76,086                       89,990
        Other                                                                         29,095                       33,162
    Prepaid income taxes                                                               6,613                       18,347
    Deferred income taxes                                                              4,175                        3,794
    Other current assets                                                              18,181                       19,665
                                                                         -------------------------------------------------
        Total current assets                                                       1,407,805
                                                                                                                1,430,289

Property, plant and equipment - at cost
    Land                                                                              30,216                       29,951
    Buildings                                                                        230,023                      219,594
    Machinery and equipment                                                          476,437                      466,177
                                                                         -------------------------------------------------
                                                                                     736,676                      715,722
        Less accumulated depreciation                                                395,089                      385,967
                                                                         -------------------------------------------------
                                                                                     341,587                      329,755
Other assets
    Goodwill                                                                         119,987                      120,889
    Other intangibles                                                                 19,522                       18,586
    Investments in unconsolidated affiliates                                          87,121                       87,052
    Other noncurrent assets                                                           74,037                       70,134
                                                                         -------------------------------------------------
                                                                                     300,667                      296,661
                                                                         -------------------------------------------------
                                                                                  $2,050,059                   $2,056,705
=========================================================================================================================

See accompanying notes.




Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                            September 30,                  June 30,
                                                                                1998                        1998
                                                                         --------------------       ----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                                                 $   543,424                 $    586,450
    Accounts payable                                                                 250,081                      285,994
    Accounts payable - unconsolidated affiliates                                      12,101                       17,116
    Customer advances and deposits                                                   255,099                      125,311
    Accrued compensation                                                              18,019                       24,706
    Income taxes payable                                                              19,727                       27,693
    Current portion of long-term obligations                                          30,678                       34,251
                                                                         -------------------------------------------------
        Total current liabilities                                                  1,129,129
                                                                                                                1,101,521

Long-term obligations                                                                246,675                      263,140

Postretirement benefits other than pensions                                           44,219                       44,535

Other long-term liabilities                                                           46,232                       40,909

Deferred income taxes                                                                 20,275                       27,065

Minority interests                                                                    31,833                       31,668

Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000
     shares none issued or outstanding
  Common stock, no par value, authorized 50,000,000
     shares, issued and outstanding 33,875,606 shares
     (34,866,406 at June 30, 1998)                                                    26,250                       61,544
   Retained earnings                                                                 544,324                      526,715
   Accumulated other comprehensive income                                            (38,878)                     (40,392)
                                                                         -------------------------------------------------
         Total shareholders' equity                                                  531,696                      547,867
                                                                         -------------------------------------------------
                                                                                $  2,050,059                $   2,056,705
==========================================================================================================================

See accompanying notes.




Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1998 and 1997
(In thousands of dollars)
                                                                       September 30,           September 30,
                                                                            1998                      1997
                                                                     --------------------      --------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $27,057                  $ 32,773
   Adjustments to reconcile net income to net
     cash provided by operating activities                                         5,600                    15,400
   Changes in operating assets and liabilities net of
    effects from purchase of businesses                                          105,929                    (1,641)

                                                                     ----------------------------------------------
     Net cash provided by operating activities                                   138,586                    46,532

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                    (20,000)                  (13,100)
                                                                     ----------------------------------------------
      Net cash used in investing activities                                      (20,000)                  (13,100)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of short-term debt, net                                            (43,000)                  (15,600)
    Repayment of long-term debt                                                  (23,000)                  (20,000)
    Purchases of common stock                                                    (35,300)
    Dividends paid                                                                (9,500)                   (9,300)
                                                                     ----------------------------------------------
      Net cash used in financing activities                                     (110,800)                  (44,900)
                                                                     ----------------------------------------------
Net increase (decrease) in cash and cash equivalents                               7,786                   (11,468)
Cash and cash equivalents at beginning of year                                    79,835                   109,070
                                                                     --------------------      --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 87,621                  $ 97,602
===================================================================================================================


Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998


All figures contained herein are unaudited.

1) The operations of domestic and foreign tobacco, lumber and building products, and agri-products segments are seasonal. Therefore, the results of operations for the three-month period ended September 30, 1998, are not necessarily indicative of results to be expected for the year ending June 30, 1999. All adjustments necessary to state fairly the results for such period have been included and were of a normal recurring nature.

2) Contingent liabilities: at September 30, 1998, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was approximately $10 million. Other contingent liabilities approximate $45 million and relate principally to performance bonds and Common Market Guarantees. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $50 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amounts. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have an material adverse effect on the Company's consolidated financial position or results of operations.

3) As of July 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130,"Reporting Comprehensive Income" (SFAS 130). The adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

Three months ended September 30,                 1998             1997
                                           --------------    --------------
(in thousands of dollars)

Net income                                       $27,057           $32,773

Foreign currency translation adjustment            1,514            (6,887)
                                           --------------    --------------

Comprehensive income                             $28,571           $25,886
                                           ==============    ==============

4) The following table sets forth the computation of earnings per share and diluted earnings per share.

Three months ended September 30,                   1998             1997
                                              -------------    --------------

Net income (in thousands of dollars)              $27,057           $32,773
                                              -------------    --------------

Denominator for earnings per share:
         Weighted average shares                34,391,290        35,139,137

Effect of dilutive securities:
          Employee stock options                    92,553           190,460
                                              -------------    --------------
Denominator for diluted earnings per share      34,483,843        35,329,597

Earnings per share                                    $.79              $.93
                                              =============    ==============

Diluted earnings per share                            $.78              $.93
                                              =============    ==============


5) The lower estimated effective tax rate in fiscal year 1999 is due to the anticipated mix of foreign and domestic earnings and management's current assessment of pending and contested tax issues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

         Working capital at September 30 was $279 million compared to $329 million at June 30, 1998. The decline in working capital was due to a combination of lower current assets, which were down $22 million, and an increase in current liabilities of $27 million. The working capital accounts fluctuate between September and June primarily due to seasonality. In the U.S., tobacco working capital needs are normally at their lowest point at June 30. In the first quarter of the fiscal year, the U.S. flue-cured tobacco markets open and tobacco is purchased and shipped to factories for processing. Inventories generally rise with increases in the total of notes payable and/or customer advances. The mix of notes payable and customer advances is dependent on both the Company's and its customers' borrowing capabilities, interest rates and exchange rates. The Company does not purchase material quantities of tobacco in the United States on a speculative basis; thus the increase in inventory represents tobacco that has been committed to customers.

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

         The Company continues to purchase its common stock pursuant to a $100 million buyback plan announced in May 1998. In the first quarter of fiscal 1999, the Company purchased a total of 992 thousand shares for $35.3 million. Cumulative share purchases as of November 6, 1998 were 1.7 million shares for $64.9 million. The liquidity and capital resources of the Company at September 30, 1998 remain adequate to support the Company's foreseeable operating needs.

Results of Operations
---------------------

         'Sales and Other Operating Revenues' decreased $144 million or 14% in the quarter. Tobacco revenues decreased by $135 million in the quarter due to lower green tobacco costs in Brazil and Africa and the timing of shipments in the U.S., Africa and dark tobacco operations. Revenues for lumber and building products and agri-products were each down less than 4% in the quarter.

         Gross profit (revenues less cost of sales) in the quarter decreased 4% to $137 million principally due to lower results in tobacco operations. A number of operating regions results were lower due to shipment timing, which resulted from some customer shipments made in the fourth quarter of last year instead of the current year's first quarter. U.S. tobacco volumes bought and processed in the quarter were down slightly compared to last year and, in the prior year, there were more shipments of old crop tobacco. In addition, gross margins in Argentina were negatively impacted by the quality of the crop. Brazilian operations benefited from a higher proportion of the smaller 1998 crop shipped in the first quarter of fiscal 1999. Lumber and building product gross margins remain under pressure on comparable sale volumes and lower prices. Agri-products gross profits were up principally on improved tea results.

         Interest expense increased in the quarter due a change in the method of funding working capital in Brazil. The Company's estimated effective tax rate in fiscal year 1999 is approximately 37% compared to 40% in the first quarter last year. The decline compared to last year's estimated rate in the quarter is due to the anticipated mix of foreign and domestic earnings and management's current assessment of pending and contested tax issues.

         The outlook for the balance of the year remains good, although timing issues as well as variations in the relative earnings contributions of the company's operating territories could still affect quarterly comparisons. Higher tobacco earnings should be recorded in the United States and Africa reflecting larger volumes expected in both areas. However, the U.S. burley crop has been affected by dry weather in recent weeks and both quantity and quality of the crop are uncertain at this time. On the other hand, Brazilian results should be somewhat lower because of the significant declines in last year's flue-cured and burley crops due to excessive rains. Dark tobacco earnings will also be down for the year, due to lower leaf prices resulting from a surplus of certain types of cigar leaf and the impact of heavy rains in Indonesia which have significantly reduced cigar wrapper yields and leaf quality. Wrapper tobacco continues to be in short supply.

         Improved results are expected from Universal's lumber and building products operations in the Netherlands as prices appear to be stabilizing, particularly for softwood, and recent dollar/guilder exchange rate developments have been favorable. At the same time, concerns are beginning to be expressed that the problems in Asia, the former Soviet Union and Latin America could lead to an economic slow down in Europe in the months ahead, which could affect lumber usage. Agri-products are expected to do well for the year.

         Since the Company's last report, the world economic situation has continued to deteriorate, which has the possibility of impacting numerous businesses, including the tobacco merchant business. However, at this writing prospects remain good for the remainder of the year and management is optimistic that earnings from continuing operations in the range of $3.70 to $3.90 per share can be achieved.

         As reported in the Company's 1998 Annual Report on Form 10-K (refer to Management's Discussion and Analysis of Financial Condition and Results of Operations, Year 2000), the Company has developed a plan to mitigate the effects of the year 2000 problem on its operations. At the time of the report it was expected that by December 31, 1998 all of the Company's business locations would complete the assessment and remediation phases of the plan's internal aspects. Currently several business locations are not expected to complete the remediation phase until June 30, 1999. However, this delay should not have a material adverse effect on the Company's plan. In conjunction with the Company's contingency plan regarding the year 2000 issue, each operating region has begun identifying potential risk areas and the probability of a disruption to business operations.

         As of September 30, 1998, the Company had spent approximately $5 million of the $5.7 million estimated cost to address the Y2K problem. The Company does not expect the total cost of becoming Y2K compliant with respect to its internal technology to be material to its consolidated financial condition or results of operations.

         Reference is made to Items 1 and 7 and the Notes to the Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Other Information Regarding Trends and Management's Actions - Factors That May Affect Future Results" in the Annual Report regarding important factors that would cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in
Item 2 of this Form 10-Q.

PART II.          OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

                  The Company held its annual meeting of its shareholders on October 27, 1998 to elect three directors to serve three-year terms each and one director to serve a two-year term, and to increase the number of authorized shares of the Company's common stock. The names of the four directors and the number of votes cast for each of them are list below:

  Name of Director                            Votes For          Votes Withheld
  ----------------                            ---------          --------------

  Joseph C. Farrell (two-year term)           28,456,712             161,466
  Charles H. Foster, Jr. (three-year term)    28,964,664             153,514
  Allen B. King (three-year term)             28,916,049             202,129
  Jeremiah J. Sheehan (three-year term)       28,956,183             161,995

The directors whose terms continued after the meeting are William W. Berry, Dr. Ronald E. Carrier, Lawrence S. Eagleburger, Henry H. Harrell, Richard G. Holder, and Hubert R. Stallard.

The number of shares voted as follows for the increase of authorized shares of the Company's common stock:

         For                        Abstained                 Against
         ---                        ---------                 -------

         26,455,208                 2,507,402                 155,568


Item 6.  Exhibits and Reports on Form 8-K

a.             Exhibits
               --------
10.32 Amended and Restated Universal Corporation Outside Directors' Deferred Income Plan dated as of October 1, 1998.*

10.33 Amended and Restated Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan dated as of July 1, 1998.*

12             Statements  Regarding  Computation  of Ratio of Earnings to Fixed
               Charges.*

27             Financial Data Schedule.*


b.             Reports on Form 8-K
               -------------------
(i) The Company filed a current Report on Form 8-K on September 8, 1998 describing the receipt of a subpoena from the Philadelphia Office of the Antitrust Division of the U.S. Department of Justice.

(ii) The Company filed a current Report on Form 8-K on August 10, 1998 announcing the Company's earnings for its fiscal year ended June 30, 1998.


*  Filed Herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 9, 1998                UNIVERSAL CORPORATION
                            ---------------------------------------------
                                          (Registrant)



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