Form 10-Q
period 1998-12-31
UNIVERSAL CORP /VA/
filed 1999-02-12
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 1998

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


                 Common Stock, No par value - 33,233,334 shares
                       outstanding as of February 8, 1999

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Six Months Ended December 31, 1998 and 1997
(In thousands of dollars, except per share data)



                                                                      Three Months                          Six Months
                                                                 1998              1997              1998               1997
                                                             --------------------------------    ---------------------------------

Sales and other operating revenues                              $1,297,719        $1,265,157        $2,177,004         $2,288,313

Costs and expenses
    Cost of goods sold                                           1,129,187         1,093,490         1,871,888          1,974,411
    Selling, general and administrative expenses                    85,670            87,142           163,984            165,579
                                                             ---------------------------------------------------------------------
Operating Income                                                    82,862            84,525           141,132            148,323

    Equity in pretax earnings of unconsolidated affiliates           1,212             1,512             1,782              5,257
    Interest expense                                                13,146            15,879            28,688             29,681
                                                             ---------------------------------------------------------------------

Income before income taxes and other items                          70,928            70,158           114,226            123,899
    Income taxes                                                    26,243            28,691            42,264             49,997
    Minority interests                                               3,261             3,382             3,481              3,044
                                                             ---------------------------------------------------------------------


                                                             ---------------------------------------------------------------------
Net Income                                                        $ 41,424          $ 38,085          $ 68,481           $ 70,858
----------------------------------------------------------------------------------------------------------------------------------


                                                             ---------------------------------------------------------------------
Earnings per share                                                $   1.23          $   1.08          $   2.02           $   2.02
----------------------------------------------------------------------------------------------------------------------------------


                                                             ---------------------------------------------------------------------
Diluted earnings per share                                        $   1.23          $   1.08          $   2.01           $   2.00
----------------------------------------------------------------------------------------------------------------------------------


Retained earnings - Beginning of period                                                               $508,137           $424,298
Net income                                                                                              68,481             70,858
Cash dividends declared ($.58 - 1998; $.545 - 1997)                                                    (19,415)           (19,191)
Purchase of common stock                                                                               (54,004)
                                                             ---------------------------------------------------------------------
Retained earnings - End of period                                                                     $503,199           $475,965
----------------------------------------------------------------------------------------------------------------------------------



Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                            December 31,                  June 30,
                                                                                1998                        1998
                                                                         --------------------       ----------------------

ASSETS

Current
    Cash and cash equivalents                                                       $ 80,479                     $ 79,835
    Accounts receivable                                                              375,783                      392,821
    Advances to suppliers                                                            107,183                      104,439
    Accounts receivable - unconsolidated affiliates                                   14,323                       49,343
    Inventories - at lower of cost or market:
        Tobacco                                                                      687,424                      541,822
        Lumber and building products                                                  92,089                       97,071
        Agri-products                                                                 67,910                       89,990
        Other                                                                         23,705                       33,162
    Prepaid income taxes                                                               8,139                       18,347
    Deferred income taxes                                                              4,152                        3,794
    Other current assets                                                              18,882                       19,665
                                                                         -------------------------------------------------
        Total current assets                                                       1,480,069                    1,430,289


Property, plant and equipment - at cost
    Land                                                                              31,570                       29,951
    Buildings                                                                        236,871                      219,594
    Machinery and equipment                                                          498,746                      466,177
                                                                         -------------------------------------------------
                                                                                     767,187                      715,722
        Less accumulated depreciation                                                407,905                      385,967
                                                                         -------------------------------------------------
                                                                                     359,282                      329,755
Other assets
    Goodwill                                                                         120,542                      120,889
    Other intangibles                                                                 19,683                       18,586
    Investments in unconsolidated affiliates                                          87,898                       87,052
    Other noncurrent assets                                                           80,344                       70,134
                                                                         -------------------------------------------------
                                                                                     308,467                      296,661
                                                                         -------------------------------------------------
                                                                                  $2,147,818                   $2,056,705
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes.




Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                             December 31,                  June 30,
                                                                                1998                        1998
                                                                         --------------------       ----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                                                 $   525,730                 $    586,450
    Accounts payable                                                                 289,599                      285,994
    Accounts payable - unconsolidated affiliates                                      12,601                       17,116
    Customer advances and deposits                                                   294,898                      125,311
    Accrued compensation                                                              18,786                       24,706
    Income taxes payable                                                              25,459                       27,693
    Current portion of long-term obligations                                          30,841                       34,251
                                                                         -------------------------------------------------
        Total current liabilities                                                  1,197,914                    1,101,521

Long-term obligations                                                                240,881                      263,140

Postretirement benefits other than pensions                                           43,947                       44,535

Other long-term liabilities                                                           49,002                       40,909

Deferred income taxes                                                                 29,248                       27,065

Minority interests                                                                    35,687                       31,668

Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000
     shares none issued or outstanding
  Common stock, no par value, authorized 50,000,000
     shares, issued and outstanding 33,358,984 shares
     (34,866,406 at June 30, 1998)                                                    78,673                       80,122
   Retained earnings                                                                 503,199                      508,137
   Accumulated other comprehensive income                                            (30,733)                     (40,392)
                                                                         -------------------------------------------------
         Total shareholders' equity                                                  551,139                      547,867
                                                                         -------------------------------------------------
                                                                                $  2,147,818                $   2,056,705
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes.





Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1998 and 1997
(In thousands of dollars)
                                                                          December 31,             December 31,
                                                                             1998                      1997
                                                                     --------------------      --------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $   68,481                $   70,858
   Adjustments to reconcile net income to net
     cash provided by operating activities                                        29,000                    30,700
   Changes in operating assets and liabilities net of
    effects from purchase of businesses                                          100,363                   (54,842)
                                                                     ----------------------------------------------
     Net cash provided by operating activities                                   197,844                    46,716

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                    (38,700)                  (51,700)
                                                                     ----------------------------------------------
      Net cash used in investing activities                                      (38,700)                  (51,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt, net                                 (60,700)                   52,000
    Repayment of long-term debt                                                  (23,000)                  (20,000)
    Purchases of common stock                                                    (57,700)
    Issuance of common stock                                                       2,300                     5,300
    Dividends paid                                                               (19,400)                  (19,200)
                                                                     ----------------------------------------------
      Net cash provided (used) in financing activities                          (158,500)                   18,100
                                                                     ----------------------------------------------

Net increase in cash and cash equivalents                                            644                    13,116
Cash and cash equivalents at beginning of year                                    79,835                   109,070
                                                                     ----------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   80,479               $   122,186
-------------------------------------------------------------------------------------------------------------------

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998


All figures contained herein are unaudited.

1) Universal Corporation, together with its subsidiaries and affiliates, is also referred to as the Company or Universal. The operations of domestic and foreign tobacco, lumber and building products, and agri-products segments are seasonal. Therefore, the results of operations for the six-month period ended December 31, 1998, are not necessarily indicative of results to be expected for the year ending June 30, 1999. All adjustments necessary to state fairly the results for such period have been included and were of a normal recurring nature.

2). Contingent liabilities: At December 31, 1998, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was approximately $11 million. Other contingent liabilities approximate $40 million and relate principally to performance bonds and Common Market Guarantees. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $40 million; however, recent currency fluctuations and possible interest rate changes could affect that amount. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amounts. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations. At December 31, 1998, the Company had outstanding short-term loans of $29 million and long-term loans of $17.2 million to a farmer cooperative in Argentina. The loans are secured by tobacco and liens on real property, processing machinery and equipment and other assets of the cooperative. Upon export of the tobacco, which is usually in less than twelve months, the short-term loans should be recovered. The long-term loans are scheduled for repayment over the next nine years. Ultimate collection of the loans is contingent upon the ability of the farmers to produce competitively priced tobacco suitable for export, the financial management of the cooperative and the value of the assets pledged as security for the loans.

3) As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130,"Reporting Comprehensive Income" (SFAS 130). The adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

                                                           Three Months                                 Six Months
Periods ended December 31,                         1998                   1997                   1998                   1997
                                             -----------------      -----------------      -----------------      -----------------
(in millions of dollars)

Net income                                                $41                    $38                    $68                    $71

Foreign currency translation adjustment                     8                      2                     10                     (5)
                                             -----------------      -----------------      -----------------      -----------------
Comprehensive income                                      $49                    $40                    $78                    $66
                                             =================      =================      =================      =================


4) The following table sets forth the computation of earnings per share and diluted earnings per share.

                                                            Three Months                                   Six Months
Periods ended December 31,                           1998                  1997                   1998                  1997
                                               -----------------     -----------------      -----------------     -----------------

Net income (in thousands of dollars)                    $41,424               $38,085                $68,481               $70,858

Denominator for earnings per share:
         Weighted average shares                     33,571,791            35,172,358             33,981,541            35,155,747

Effect of dilutive securities:
          Employee stock options                         42,832               217,767                 67,693               204,113
                                               -----------------     -----------------      -----------------     -----------------
Denominator for diluted earnings per share           33,614,623            35,390,125             34,049,234            35,359,860

Earnings per share                                        $1.23                 $1.08                  $2.02                 $2.02
                                               =================     =================      =================     =================

Diluted earnings per share                                $1.23                 $1.08                  $2.01                 $2.00
                                               =================     =================      =================     =================


5) The lower estimated effective tax rate in fiscal year 1999 is due to the anticipated mix of foreign and domestic earnings and management's current assessment of pending and contested tax issues.

6) Amounts in the three- and six-month periods for the last year have been reclassified to be reported on a consistent basis with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Working capital declined from $329 million at June 30, 1998 to $282 million at December 31, 1998. Although the net change in current assets and current liabilities was $50 million and $96 million respectively, the components of working capital on a comparative basis fluctuated to varying degrees compared to June 30th primarily due to the seasonality of tobacco operations. The majority of the increase in current assets was reflected in tobacco inventory which in turn was supported by an increase in customer advances. The increases primarily represent purchases of crops that have not been processed and/or shipped due to customer requirements. In the United States, December 31 tobacco working capital needs represent a combination of unshipped processed flue-cured tobacco plus burley tobacco purchases from mid-November. A significant percentage of the Company's U. S. burley volume is purchased in the second quarter of the fiscal year. Processing begins shortly after purchase of the tobacco and continues through the beginning of the fourth quarter. June 30th usually represents the low point of U.S. tobacco working capital needs as most of the current crop has been shipped. Variations may occur quarter to quarter in the proportion of notes payable and customer advances that support inventories, depending on the Company's and its customers' borrowing capabilities, interest rates and exchange rates.

         Although working capital changes reflected a seasonal increase as is the pattern in the industry, the amount of that increase in inventory is significantly lower than that of last year. The lower seasonal investment is primarily due to the lower prices of green tobacco worldwide and the smaller tobacco crop in Brazil. This lower inventory investment is also reflected in lower financing requirements.

         The Company generally does not purchase tobacco in the U.S. on a speculative basis. In a number of foreign operating regions the Company may advance funds for the purchase of tobacco or in some cases advance farmers agricultural materials, such as seed and fertilizer. These advances are recovered from the delivery of tobacco by the respective creditor. See note 2 of the Company's notes to the financial statements for additional information regarding advances in Argentina.

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

         The Company continues to purchase its common stock pursuant to a $100 million repurchase plan announced in May 1998. In addition, on February 4, 1999, the Company's Board of Directors authorized an additional $100 million purchase through June 30, 2000. As of December 31, 1998, cumulative share purchases were
2.2 million shares for approximately $77.5 million. The repurchase plans have been and are expected to continue to be funded from operating cash flows. The liquidity and capital resources of the Company at December 31, 1998, remain adequate to support the Company's foreseeable operating needs.

Results of Operations
         'Sales and Other Operating Revenues' for the second quarter of fiscal year 1999 were up slightly and declined 5% for the six months compared to last year. The six-month decline reflects the impact of shipment timing in the first quarter primarily due to African and dark tobacco operations. In addition, the Company contributed its Turkish subsidiary into a joint venture in oriental tobaccos during the fourth quarter last year. Revenues for lumber and building products and agri-products were comparable for the six-month periods. `Operating Income' for the quarter and the six-month period ended December 31, 1998, declined 2% and 5% respectively compared to the same periods last year. In the quarter, Brazilian results were off slightly due to lower volumes handled out of the smaller crop and similarly, a smaller U.S. flue-cured crop resulted in lower volumes processed during the quarter. In addition, there were quality problems with crops in Argentina and Kyrgystan, while shipments of some Oriental tobacco by the Company's joint venture have been delayed until the second half of the year. The negative impact of these developments was partially offset by improved results in Africa and the Far East. For the six months, these factors combined with shipment timing issues in the first quarter held tobacco earnings for the period below last year's record pace. Dark results in the quarter improved, reflecting the continued tight world market for wrapper leaf, and old crop shipments. For the six months, dark tobacco results were comparable to last year. Lumber and building products results were adversely affected in the quarter by excessive rains in Holland that disrupted construction activity and impacted the regional sales outlets. Wholesale results also declined due to margin pressures. However, industrial timber earnings were up due to improved margins. Agri-product results were comparable to last year for the quarter and six-month period.

         Interest expense was down from the comparable periods last year principally reflecting lower borrowing levels by the Company due in part to lower tobacco leaf prices. The estimated effective tax rate for fiscal 1999 was 37% compared to 40% in the previous year primarily due to the anticipated mix of foreign and domestic earnings and management's current assessment of pending and contested tax issues.

         It should be noted that although recent news from Brazil has caused concern in world financial circles, the currency devaluation may well be favorable for the future export of Brazilian tobacco. However, the leaf industry will continue to face uncertainties in the months ahead resulting from the aftermath of the tobacco settlement in the U.S., from continued economic and financial turmoil in a number of Southeast Asian areas, Latin America and the former Soviet Union and from uncommitted inventories held in the trade.

         These factors, which affect the overall industry environment, have thus far not had a significant effect on Universal's operations and should not materially affect earnings for the year. Management remains confident about the Company's strategic direction. The Company has continued to minimize unsold inventories. Therefore, despite the effect of adverse weather in some areas on tobacco production and on construction activity and lumber sales in Holland, management still expects to achieve earnings for the year form continuing operations in line with its previous projections.

         The Company cautions readers that the statements contained herein regarding expected earnings are forward-looking statements based upon management's current knowledge and assumptions about future events, including anticipated levels of demand for the Company's products and services, costs incurred in providing these products and services, and timing of shipments to customers. Lumber earnings could also be affected by a number of factors, including currency translations, and unusual weather conditions in the Netherlands. Actual results, therefore could vary from those expected. For more details on factors that could affect expectations, see the Company's Annual Report on Form 10-K for the year ended June 30, 1998, as filed with the Securities and Exchange Commission.

         As reported in the Company's 1998 Annual Report on Form 10-K (refer to Management's Discussion and Analysis of Financial Condition and Results of Operations, Year 2000), the Company has developed a plan to mitigate the effects of the year 2000 problem on its operations. At the time of the report, it was expected that by December 31, 1998, all of the Company's business locations would complete the assessment and remediation phases of the plan's internal aspects. Currently several business locations are not expected to complete the remediation phase until June 30, 1999. However, this delay should not have a material adverse effect on the Company's plan. In conjunction with contingency planning for the year 2000, the Company's operating regions have submitted drafts of their contingency plans, which have identified potential risk areas, and the possibility of a disruption to related business operations. These contingency plans are currently being reviewed by the Company.

         The Company has revised its total estimated costs of addressing the year 2000 problem from $5.7 million to $7.5 million primarily to reflect certain internal costs that had previously been omitted. Approximately $6.7 million was spent through December 31, 1998. The Company does not expect the total cost of preparing its internal technology for the year 2000 to be material to its consolidated financial condition or results of operations.

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

PART II.          OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

a.             Exhibits
               --------

4              Form of Common Stock Certificate, effective February 13, 1999.*

10.1 Universal Corporation Amended and Restated 1994 Stock Option Plan for Non-Employee Directors. *


10.2 Form of Amendment to Non-Employee Director Non-Qualified Stock Option Agreement(s).*

10.3 First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N. A., as trustee. *

10.4           Form of Non-Employee Director Restricted Stock Agreement. *

27             Financial Data Schedule.*

b.             Reports on Form 8-K


*  Filed Herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: February 11, 1999                         UNIVERSAL CORPORATION
                                      ------------------------------------------
                                                     (Registrant)



                                          /s/   Hartwell H. Roper
                                      ------------------------------------------
                                           Hartwell H. Roper, Vice President and
                                                  Chief Financial Officer



                                          /s/   William J. Coronado
                                      ------------------------------------------
                                          William J. Coronado, Vice President
                                                     and Controller
                                             (Principal Accounting Officer)