Form 10-Q/A
period 1998-12-31
UNIVERSAL CORP /VA/
filed 1999-02-24
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                               AMENDMENT NO. 1 TO
                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 1998

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the Transition Period From_________________to___________________


                          Commission file number 1-652

                              UNIVERSAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           VIRGINIA                                              54-0414210
---------------------------------                             ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                           Identification Number)


   1501 North Hamilton Street, Richmond, Virginia              23230
   ----------------------------------------------              -----
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

27             Financial Data Schedule.*

*  Filed Previously


b.             Reports on Form 8-K
               -------------------

(i) On October 30, 1998, the Company filed a Current Report on Form 8-K dated October 27, 1998 to disclose, under Item 5, the announcement of the Company's earnings for the quarter ended September 30, 1998.

(ii) On December 4, 1998, the Company filed a Current Report on Form 8-K dated December 3, 1998 to disclose, under Item 5, the declaration by the Board of Directors of a regular quarterly dividend of thirty cents ($.30) per share of Common Stock.

(iii) On December 22, 1998, the Company filed a Current Report on Form 8-K dated December 3, 1998 to disclose, under Item 5, the terms of a new Rights Agreement between the Company and Wachovia Bank, N.A., as Rights Agent.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: February 24, 1999                         UNIVERSAL CORPORATION
                                      ------------------------------------------
                                                     (Registrant)


                                          /s/   William J. Coronado
                                      ------------------------------------------
                                      William J. Coronado, Vice President and
                                      Controller (Principal Accounting Officer)