Form 10-Q
period 1999-03-31
UNIVERSAL CORP /VA/
filed 1999-05-12
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 1999

                                       OR

[   ]  Transition  Report  Pursuant  to Section  13 or 15 (d) of the  Securities
       Exchange Act of 1934

For the Transition Period From______________to__________________



                          Commission file number 1-652

                              UNIVERSAL CORPORATION
             (Exact name of Registrant as specified in its charter)


           VIRGINIA                                              54-0414210
 ------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


   1501 North Hamilton Street, Richmond, Virginia            23230
-----------------------------------------------------    -------------
         (Address of principal executive offices)         (Zip code)


Registrant's telephone number, including area code - (804) 359-9311


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes __X__   No_____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date:

Common Stock, No par value - 32,713,684 shares outstanding as of May 7, 1999

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Nine Months Ended March 31, 1999 and 1998
(In thousands of dollars, except per share data)
                                                                        Three Months                          Nine Months
                                                                   1999              1998              1999               1998
                                                             --------------------------------    ---------------------------------

Sales and other operating revenues                              $1,222,814        $1,152,696        $3,399,818         $3,441,009

Costs and expenses
    Cost of goods sold                                           1,080,062           995,291         2,951,950          2,969,702
    Selling, general and administrative expenses                    87,631            90,952           251,615            256,531
                                                             ---------------------------------------------------------------------
Operating Income                                                    55,121            66,453           196,253            214,776

    Equity in pretax earnings of unconsolidated affiliates           5,239             5,599             7,021             10,856
    Interest expense                                                12,848            16,585            41,536             46,266
                                                             ---------------------------------------------------------------------

Income before income taxes and other items                          47,512            55,467           161,738            179,366
    Income taxes                                                    15,962            21,192            58,226             71,189
    Minority interests                                               2,196             2,729             5,677              5,773
                                                             ---------------------------------------------------------------------


                                                             ---------------------------------------------------------------------
Net Income                                                        $ 29,354          $ 31,546          $ 97,835          $ 102,404
----------------------------------------------------------------------------------------------------------------------------------


                                                             ---------------------------------------------------------------------
Earnings per share                                                 $   .88           $   .89          $   2.90           $   2.91
----------------------------------------------------------------------------------------------------------------------------------


                                                             ---------------------------------------------------------------------
Diluted earnings per share                                         $   .88           $   .89          $   2.90           $   2.89
----------------------------------------------------------------------------------------------------------------------------------


Retained earnings - Beginning of period                                                               $508,137           $424,298
Net income                                                                                              97,835            102,404
Cash dividends declared ($.88 - 1999; $.825 - 1998)                                                    (29,299)           (29,079)
Purchase of common stock                                                                               (65,187)
                                                             ---------------------------------------------------------------------
Retained earnings - End of period                                                                     $511,486           $497,623
----------------------------------------------------------------------------------------------------------------------------------



Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                              March 31,                   June 30,
                                                                                1999                        1998
                                                                         --------------------       ----------------------

ASSETS

Current
    Cash and cash equivalents                                                       $ 89,466                     $ 79,835
    Accounts receivable                                                              356,059                      392,821
    Advances to suppliers                                                            125,191                      104,439
    Accounts receivable - unconsolidated affiliates                                   17,413                       49,343
    Inventories - at lower of cost or market:
        Tobacco                                                                      518,743                      541,822
        Lumber and building products                                                  92,841                       97,071
        Agri-products                                                                 73,584                       89,990
        Other                                                                         25,279                       33,162
    Prepaid income taxes                                                              11,660                       18,347
    Deferred income taxes                                                              3,786                        3,794
    Other current assets                                                              13,973                       19,665
                                                                         -------------------------------------------------
        Total current assets                                                       1,327,995                    1,430,289

Property, plant and equipment - at cost
    Land                                                                              31,162                       29,951
    Buildings                                                                        240,412                      219,594
    Machinery and equipment                                                          498,857                      466,177
                                                                         -------------------------------------------------
                                                                                     770,431                      715,722
        Less accumulated depreciation                                                415,643                      385,967
                                                                         -------------------------------------------------
                                                                                     354,788                      329,755

Other assets
    Goodwill                                                                         119,908                      120,889
    Other intangibles                                                                 19,045                       18,586
    Investments in unconsolidated affiliates                                          91,112                       87,052
    Other noncurrent assets                                                           89,940                       70,134
                                                                         -------------------------------------------------
                                                                                     320,005                      296,661
                                                                         -------------------------------------------------

                                                                                  $2,002,788                   $2,056,705


--------------------------------------------------------------------------------------------------------------------------

See accompanying notes.




Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                              March 31,                    June 30,
                                                                                1999                        1998
                                                                         --------------------       ----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                                                 $   541,134                 $    586,450
    Accounts payable                                                                 262,924                      285,994
    Accounts payable - unconsolidated affiliates                                      12,586                       17,116
    Customer advances and deposits                                                   165,547                      125,311
    Accrued compensation                                                              18,556                       24,706
    Income taxes payable                                                              28,775                       27,693
    Current portion of long-term obligations                                          29,350                       34,251
                                                                         -------------------------------------------------
        Total current liabilities                                                  1,058,872                    1,101,521


Long-term obligations                                                                242,668                      263,140

Postretirement benefits other than pensions                                           43,675                       44,535

Other long-term liabilities                                                           46,640                       40,909

Deferred income taxes                                                                 18,395                       27,065

Minority interests                                                                    37,696                       31,668

Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000
     shares none issued or outstanding
  Common stock, no par value, authorized 100,000,000
     shares, issued and outstanding 32,932,584 shares
     (34,866,406 at June 30, 1998)                                                    77,692                       80,122
   Retained earnings                                                                 511,486                      508,137
   Accumulated other comprehensive income                                            (34,336)                     (40,392)
                                                                         -------------------------------------------------
         Total shareholders' equity                                                  554,842                      547,867
                                                                         -------------------------------------------------
                                                                                $  2,002,788                $   2,056,705
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes.



Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months Ended March 31, 1999 and 1998
(In thousands of dollars)

                                                                          March 31,                March 31,
                                                                            1999                      1998
                                                                     --------------------      --------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $   97,835               $   102,404
   Adjustments to reconcile net income to net
     cash provided by operating activities                                        33,800                    37,500
   Changes in operating assets and liabilities net of
    effects from purchase of businesses                                           95,596                  (105,381)
                                                                     ----------------------------------------------
     Net cash provided by operating activities                                   227,231                    34,523

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                    (52,400)                  (72,500)
                                                                     ----------------------------------------------
      Net cash used in investing activities                                      (52,400)                  (72,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt, net                                 (45,300)                   84,200
    Repayment of long-term debt                                                  (23,000)                  (20,000)
    Purchases of common stock                                                    (70,400)
    Issuance of common stock                                                       2,800                     4,300
    Dividends paid                                                               (29,300)                  (29,100)
                                                                     ----------------------------------------------
      Net cash provided (used) in financing activities                          (165,200)                   39,400
                                                                     ----------------------------------------------

Net increase in cash and cash equivalents                                          9,631                     1,423
Cash and cash equivalents at beginning of year                                    79,835                   109,070
                                                                     ----------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   89,466               $   110,493
-------------------------------------------------------------------------------------------------------------------

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999


All figures contained herein are unaudited.

1) Universal Corporation, together with its subsidiaries and affiliates, is also referred to as the Company or Universal. The operations of domestic and foreign tobacco, lumber and building products, and agri-products segments are seasonal. Therefore, the results of operations for the periods ended March 31, 1999, are not necessarily indicative of results to be expected for the year ending June 30, 1999. All adjustments necessary to state fairly the results for such period have been included and were of a normal recurring nature.

2). Contingent liabilities: At March 31, 1999, total exposure under guarantees issued for banking facilities of unconsolidated affiliates was approximately $14 million. Other contingent liabilities approximate $41 million and relate principally to performance bonds, Common Market Guarantees and accounts receivable sold with recourse. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $40 million; however, recent currency fluctuations and possible interest rate changes could affect that amount. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amounts. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 1999, the Company had outstanding short-term loans of $43 million and long-term loans of $17 million to a farmer cooperative in Argentina. The loans are secured by tobacco and liens on real property, processing machinery and equipment and other assets of the cooperative. Upon export of the tobacco, which is usually in less than twelve months, the short-term loans should be recovered. The long-term loans are scheduled for repayment over the next nine years. Ultimate collection of the loans is contingent upon the ability of the farmers to produce competitively priced tobacco suitable for export, the financial management of the cooperative and the value of the assets pledged as security for the loans.

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

                                                          Three Months                                   Nine Months
Periods ended March 31,                            1999                   1998                   1999                   1998
                                             -----------------      -----------------      -----------------      -----------------
(in millions of dollars)
Net income                                                $29                    $32                    $97                   $102

Foreign currency translation adjustment                    (4)                    (7)                     6                    (13)
                                             -----------------      -----------------      -----------------      -----------------

Comprehensive income                                      $25                    $25                   $103                    $89
                                             =================      =================      =================      =================


4)   The following  table sets forth the  computation  of earnings per share and diluted earnings per share.
                                                            Three Months                                  Nine Months
Periods ended March 31,                              1999                  1998                   1999                  1998
                                               -----------------     -----------------      -----------------     -----------------

Net income (in thousands of dollars)                    $29,354               $31,546                $97,835              $102,404

Denominator for earnings per share:
         Weighted average shares                     33,193,954            35,298,742             33,722,844            35,202,716

Effect of dilutive securities:
          Employee stock options                         12,244               270,228                 49,203               226,151
                                               -----------------     -----------------      -----------------     -----------------
Denominator for diluted earnings per share           33,206,198            35,568,970             33,772,047            35,428,867

Earnings per share                                         $.88                  $.89                  $2.90                 $2.91
                                               =================     =================      =================     =================

Diluted earnings per share                                 $.88                  $.89                  $2.90                 $2.89
                                               =================     =================      =================     =================


5) The lower estimated effective tax rate in fiscal year 1999 is due to the anticipated mix of foreign and domestic earnings, realization of tax benefits and management's current assessment of pending and contested tax issues.

6) Certain prior year amounts have been reclassified to be reported on a consistent basis with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Working capital at March 31, 1999, was $269 million compared to $329 million at June 30, 1998. The seasonal nature of the Company's tobacco operations, affects the comparison of the components of working capital. Although Universal's current assets and liabilities usually reflect seasonal increases in March, current assets declined $102 million and current liabilities declined $43 million, respectively. The majority of the decreases occurred in accounts receivable, inventories, notes and accounts payable. The mix of notes payable and customer advances supporting inventories is dependent on the Company's borrowing capabilities, interest rates, and exchange rates as well as those of its customers, and in aggregate notes payable and customer advances were comparable to balances at June 30, 1998. The decrease in tobacco inventories primarily represents lower purchase prices of current year crops as well as the effect of smaller US flue-cured crops. The Company generally does not purchase tobacco on a speculative basis. Advances to farmers for agricultural materials, such as seed and fertilizer, were higher at the end of March compared to June as advances are made for the upcoming year's crops in Brazil and Latin America.

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

         The decrease in capital expenditures for the nine months ended March 31, 1999, compared to the last year was due to the acquisition of and subsequent improvements to processing plants in Tanzania and Poland that occurred in fiscal year 1998. Through April 15, 1999, the Company had purchased approximately 2.8 million shares of its common stock for $94.7 million. A total of $200 million has been authorized for the share purchase program. Management believes that the Universal's liquidity and capital resources at March 31, 1999, remain adequate to support its businesses.

Results of Operations

         'Sales and Other Operating Revenues' for the third quarter of fiscal year 1999 increased $70 million compared to the same period last year primarily due to higher volumes of U.S. tobacco processed and exported. For the nine-month period, `Sales and Other Operating Revenues' decreased by approximately $41 million compared to the nine months ended March 31, 1998. Lower volumes handled out of the 1998 Brazilian flue-cured and burley crops adversely affected revenues in the current fiscal year. In addition, revenues have been affected by the lower cost of green tobacco.

         "Operating income" decreased in both the third quarter and the nine-month period compared to the corresponding periods last year. In the third quarter, operating income declined by $11 million or 17% compared to the third quarter of fiscal year 1998. During the nine months ended March 31, operating income declined by $19 million or 9%. In both the quarter and the nine-month periods, tobacco earnings comparisons were negatively impacted by a number of factors including the aforementioned lower volumes handled in Brazil and quality issues in Argentina. Timing of shipments was also a factor in a number of regions. Earnings in the United States for the quarter benefited from larger volumes processed and increased export shipments. For the nine months, however,
U. S. earnings declined, despite larger volumes handled, due to the mix of business including lower export shipments and a reduction in the quantity of tobacco processed for the stabilization pools. Shipment timing issues also reduced quarterly earnings from Africa and delayed recognition of Oriental leaf sales from a number of origins. Dark tobacco results were down for the quarter and for the nine months reflecting a slowdown in filler and binder sales and leaf quality problems in Indonesia and Brazil due to adverse weather. Shipment delays also impacted these operations in the quarter.

         Non-tobacco earnings were up for both the quarter and the nine months due primarily to improving lumber and building products margins and higher plywood and hardwood prices. Last year, lumber results were adversely impacted by simultaneous declines in softwood, hardwood and plywood prices. Sales volumes continued to be below levels for the comparable periods a year ago due to the disruption of construction activity in Holland caused by excessive rains over the past six months. The performance of on-going agri-products operations was comparable to last year's results .

         The Company's earnings for the quarter and the nine months also benefited from lower borrowing levels, which reduced interest expense, and a lower tax rate. As of March 31, 1999, total debt, excluding customer advances, had declined by about $170 million compared to March 31, 1998. The effective tax rate was 34 percent in the quarter and 36 percent for the nine months reflecting the expected mix of foreign and domestic earnings, the realization of tax benefits and management's continuing assessment of outstanding tax issues. The Company's effective tax rate in fiscal year 1998 was approximately 40 percent.

         For the year to date, the Company has continued to perform well despite considerable market uncertainty. Margins in some areas have been pressured by excess leaf supply, occasioned by financial and economic conditions in Southeast Asia and the former Soviet Union, declining consumption in the United States and a general buildup in uncommitted inventories. However, as a result of its "right sizing" policy, Universal has held its inventories to appropriate levels and have not been forced to take significant write-downs in order to dispose of excess stocks or to reflect the current market values of those stocks. At the same time, management has continued its efforts to reduce costs, improve efficiency, and strengthen strategic partnerships. As a result of the success of these efforts, management continues to expect that 1999 will be a good year for the Company and that Universal will achieve earnings from ongoing operations in line with its current projections.

         As reported in the Company's 1998 Annual Report on Form 10-K (refer to Management's Discussion and Analysis of Operations), the Company has developed a plan to mitigate the effects of the year 2000 problem on its operations. At the time of the report, it was expected that by December 31, 1998, all of the Company's business locations would complete the assessment and remediation phases of the plan's internal aspects. Currently a few business locations are not expected to complete the remediation phase until June 30, 1999. However, this delay should not have a material adverse effect on the Company's plan. The Company is conducting reviews and testing remediated systems. In conjunction with contingency planning for the year 2000, the Company's operating units have submitted contingency plans for each of their business units. These iterative plans identify potential risk areas and the possibility of disruptions to related business operations. These contingency plans are currently being reviewed by the Company. The Company's current estimate of costs to address the year 2000 problem is $7.5 million. Approximately $7.1 million was spent through March 31, 1999. The Company does not expect the total cost of preparing its internal technology for the year 2000 to be material to its consolidated financial condition or results of operations.

         On April 27, 1999 a tobacco subsidiary of the Company announced the rationalization and consolidation of several operations in the United States. The actions are expected to provide greater efficiencies and yield annual savings that are at least equal to their cost. The cost of the consolidation is estimated to be between $3 million and $4 million before taxes. The Company believes that it will recognize those costs primarily in its fourth fiscal quarter.

         The Company cautions readers that the statements contained herein regarding expected earnings are forward-looking statements based upon management's current knowledge and assumptions about future events, including anticipated levels of demand for the Company's products and services, costs incurred in providing these products and services, and timing of shipments to customers. Lumber earnings could also be affected by a number of factors, including the translation effects of currency rate changes and unusual weather conditions in the Netherlands. Actual results, therefore, could vary from those expected. For more details on factors that could affect expectations, see the Company's Annual Report on Form 10-K for the year ended June 30, 1998, as filed with the Securities and Exchange Commission.

PART II.          OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

a.               Exhibits


27               Financial Data Schedule.*

b.               Reports on Form 8-K

(i) The Company filed a current report on Form 8-K on February 4, 1999 announcing the Company's Board of Directors approval of additional repurchase of up to $100 million in common stock

(ii) The Company filed a current report on Form 8-K on February 4, 1999 announcing the Company's earnings for its second quarter ended December 31, 1998.

*  Filed Herewith

                                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 12, 1999                           UNIVERSAL CORPORATION
                                  --------------------------------------------
                                                  (Registrant)



                                    /s/   Hartwell H. Roper
                                  --------------------------------------------
                                     Hartwell H. Roper, Vice President and
                                            Chief Financial Officer



                                    /s/   William J. Coronado
                                  --------------------------------------------
                                    William J. Coronado, Vice President and
                                                   Controller
                                         (Principal Accounting Officer)