Form 10-K405
period 1999-06-30
UNIVERSAL CORP /VA/
filed 1999-09-28
CIK 102037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999
                     ---------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from ______________ to ____________.

                          Commission file number 1-652
                          ----------------------------

                              UNIVERSAL CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

                  Virginia                                        54-0414210
                  --------                                        ----------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                         Identification Number)

1501 North Hamilton Street, Richmond, Virginia 23230              804-359-9311
----------------------------------------------------              ------------

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

Indicate by "X" mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X
                                     ---     ---

Indicate by "X" mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the Registrant's voting stock held by non-affiliates was $820,000,0000 and the total number of shares of common stock outstanding was 31,247,660 at September 24, 1999.

                      INFORMATION INCORPORATED BY REFERENCE

Certain information in the September 24, 1999 Proxy Statement for the Annual Meeting of Shareholders of Registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS

A.            The Company

Universal Corporation (which together with its subsidiaries is referred to herein as "Universal" or the "Company") is the world's largest independent leaf tobacco merchant and has additional operations in agri-products and the distribution of lumber and building products. Universal's tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended June 30, 1999, such operations accounted for 74% of revenues and 85% of operating profits. Its agri-products and lumber and building products operations accounted for 13% and 13% of revenues and 6% and 9% of operating profits, respectively, during the same period. See Note 10 to Consolidated Financial Statements for additional business segment and geographical information.

B.            Description of Tobacco Business

General
-------

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

The Company's tobacco sales consist primarily of flue-cured and burley tobaccos which, along with oriental tobaccos, are the major ingredients in American blend cigarettes. The Company participates in the sales of oriental tobacco through ownership of a minority equity interest in the largest oriental leaf merchant in the world, Socotab, L.L.C. American blend cigarettes are enjoying increasing popularity among consumers in many parts of the world. Consumption of cigarettes generally has been declining in the U.S. and certain industrialized countries and the Company expects this trend to continue in the future. At the same time, consumption in many developing countries has increased and, as a result of the elimination of trade barriers in Far Eastern markets and the opening of markets in Eastern and Central Europe, a significant number of the world's tobacco markets are more open to trade as compared to ten years ago. More importantly, American blend cigarettes have recently gained market share in many foreign markets, including those in Asia, Europe and the Middle East and the demand for flue-cured, burley and oriental tobaccos has risen accordingly. For a discussion of the impact of current economic trends in Asia on the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information Regarding Trends and Management's Actions."

Processing of leaf tobacco is an essential service to the Company's customers, the tobacco product manufacturers, because the quality of processed leaf tobacco substantially affects the cost and quality of their products. The Company's processing of leaf tobacco includes grading in the factories, blending, separation of leaf lamina from the stems, drying and packing to precise moisture targets for proper aging. Accomplishing these tasks in accordance with exacting customer specifications requires considerable skill and investment in plants and machinery.

Universal estimates that in fiscal year 1999 it purchased or processed over 40% of the flue-cured and burley tobacco produced in the United States, Brazil, Zimbabwe and Malawi, which are the principal export markets of such tobaccos. In addition, Universal maintains a presence, and in certain cases, a leading presence, in virtually all other tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its broad market presence, its development of processing equipment and technologies, its financial position, its ability to meet customer demand and its long standing relationships with customers. For a description of the factors that may affect Universal's operating revenues - See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results." Universal also has a leading position in worldwide dark tobacco markets. Its dark tobacco operations are located in the major producing countries (i.e., the United States, the Dominican Republic, Indonesia and northern Brazil) and other markets. Dark tobaccos are typically used for cigars and smokeless tobacco products. After several years of rapid growth, particularly in the premium segment of the cigar market, there is a moderate oversupply of filler and binder styles of tobacco leaf for use in cigars. The supply of tobacco used for cigar wrappers is, however, still tight.

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

In the United States, flue-cured and burley tobacco is generally sold at public auction to the highest bidder. In addition, the price of such tobacco is supported under an industry-funded federal government program that also restricts tobacco production through a quota system. The price support system has caused U.S. grown tobacco to be more expensive than most non-U.S. tobacco, resulting in a declining trend in exports. Industry leaders continue to explore options including program changes to improve the competitive position of U.S. tobacco. Other factors affecting the competitive position of U.S. tobacco in the world market include the efficiency of the marketing system, relative costs of production and leaf quality in the United States and in foreign countries. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

Universal's business of selecting, buying, shipping, processing, packing, storing, financing and selling tobacco is also carried out in varying degrees in a number of foreign countries including Argentina, Azerbaijan, Belgium, Brazil, Canada, Colombia, the Dominican Republic, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Kyrgyzstan, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People's Republic of China, the Philippines, Poland, Portugal, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, Thailand, Uganda, the United Kingdom, Zambia and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Greece, Macedonia and Turkey.

In a number of countries, including Argentina, Brazil, Guatemala, Hungary, Italy, Mexico and Tanzania, Universal contracts directly with tobacco farmers or groups of farmers, in some cases before harvest, and thereby takes the risk that the delivered quality and quantity will not meet market requirements. The price may be set by negotiation with farmers' groups or with agencies of the local government. In some countries, Universal also provides agronomy services and crop advances for seed, fertilizer and other supplies. Tobacco in Zimbabwe, Malawi and Canada, and to a certain extent in India, is purchased under an auction system. The Company has substantial capital investments in South America and Africa and the performance of its operations in these regions can materially affect the Company's earnings from tobacco operations.

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

Recent Developments and Trends and Factors that May Affect Future Results
-------------------------------------------------------------------------

For a discussion of recent developments and trends in, and factors that may affect, the Company's tobacco business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Seasonality
-----------

Universal's tobacco business is seasonal in nature. The United States flue-cured tobacco markets usually open the third week of July and last for approximately four months. The United States burley tobacco markets open in late November and last for approximately two and one-half months. Tobacco in Brazil is usually purchased from January through May. Other markets around the world last for similar periods, although at different times of the year, thereby reducing the overall seasonality in the Company's business.

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

Customers
---------

A material part of the Company's tobacco business is dependent upon a few customers, the loss of, or a substantial reduction of business from, any one of whom would have a material adverse effect on the Company. The Company has long-term contracts (which under certain circumstances may be amended or terminated) with a few of these customers, and, while there are no formal continuing contracts with the others, the Company has done business with each of its major customers for over 40 years. For the year ended June 30, 1999, tobacco sales to Philip Morris Companies Inc. accounted for greater than 10% of consolidated revenues. See Note 9 to Consolidated Financial Statements. Collectively, five other customers accounted for approximately 10% of consolidated revenues during the same period.

Universal had orders from customers in excess of $357 million for its tobacco inventories at June 30, 1999. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the fiscal year ending June 30, 2000. Typically, delays in the delivery of orders result from changing customer requirements.

Competition
-----------

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

C.            Description of Agri-Products Business

The Company's agri-products business involves the selecting, buying, shipping, processing, storing, financing, distribution, importing and exporting of a number of products including tea, rubber, sunflower seeds, nuts, dried fruit, and canned and frozen foods.


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

The Company provides various products to numerous large and small customers in the food and food packaging industry and in the rubber and tire manufacturing industry. Generally, there are no formal, continuing contracts with these customers, although business relationships may be long-standing. No single customer accounts for 10% or more of the Company's consolidated agri-products revenues.

Competition among suppliers in the agricultural products in which Universal deals is based on price as well as the ability to meet customer requirements in product quality, buying, processing, financing and delivery. The number of competitors in each market varies from country to country, but there is competition for all products and markets in which the Company operates. Some of the main competitors are: Agway, Akbar Brothers, Andrew Weir Commodities, Ennar, Cargill, Dahlgren, Global, Metallgeschellschaft/ SAFIC Alcan, Stassens,STT/Wurfbain, Symington, Universal Tea, and UTT (Unilever).

For a discussion of recent developments and trends in, and factors that may affect, the Company's agri-products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company's sales activities in this segment are conducted through three business units: regional sales, wholesale/do-it-yourself (DIY) sales and industrial sales. The regional sales unit distributes and sells lumber and related building products through a network of regional outlets, mainly to the building and construction market. The wholesale/DIY business unit supplies lumber merchants, ceiling and wall contractors and DIY chains with a wide range of lumber-related products, including panel products, ceiling tiles and doors. The industrial sales unit primarily distributes value-added softwood products and window frames to the prefabrication and construction industries.

The Company carries inventories to meet customer demands for prompt delivery. The level of inventories is based on a balance between providing service and continuity of supply to customers and achieving the highest possible turnover. It is traditional business practice in this industry to insure most accounts and notes receivable against uncollectibility for the majority of the amount owed.

The Company generally does not provide extended payment terms to its customers. No single customer accounts for 10% or more of the Company's consolidated lumber and building products revenues.

The Company's lumber and building products sales in fiscal year 1999 accounted for approximately 20% of the total market volume of the Netherlands, which is clearly above the market share of its largest competitor, Pont-Meyer N.V. Ten additional competitors accounted for approximately 30% of the market share in this period, and the balance was held by approximately 200 smaller competitors. The primary factors of competition are quality and price, product range and speed and reliability of logistic systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system, and its efficient logistics give it a competitive advantage in the Netherlands. The Company's share of the highly fragmented Belgian lumber and building products market was approximately 3% in fiscal year 1999. For a discussion of recent developments and trends in, and factors that may affect, the Company's lumber and building products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

E.            Employees

The Company employed approximately 35,000 employees throughout the world during the fiscal year ended June 30, 1999. This figure is estimated because the majority of the personnel are seasonal employees.

Universal believes that in the United States approximately 950 of the non-salaried employees of its consolidated tobacco subsidiaries are represented by unions. Most of these are seasonal employees. The Company believes that its labor relations have been good.

F.            Research and Development

No material amounts were expended for research and development during the fiscal years ended June 30, 1999, 1998 and 1997.

G.            Patents, etc.

The Company holds no material patents, licenses, franchises or concessions.

H.            Government Regulation, Environmental Matters and Other Matters

The Company's business is subject to extensive governmental regulation in the United States and in foreign jurisdictions where the Company conducts business. Such regulation includes, but is not limited to, matters relating to environmental protection. To date, governmental provisions regulating the discharge of material into the environment have not had a material effect upon the capital expenditures, earnings and competitive position of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that may Affect Future Results" for a discussion of government regulation, environmental compliance and other factors that may affect the Company's business.

ITEM 2.  PROPERTIES

Universal owns the land and building located at 1501 N. Hamilton Street in Richmond, Virginia, where it is headquartered. The building contains approximately 83,000 square feet of floor space. The Company also owns three smaller office buildings located on the block adjacent to the Company's headquarters, which contain in the aggregate approximately 18,500 square feet of floor space.

In its domestic tobacco processing operations, Universal currently owns and operates five large, modern, high volume plants that have the capacity to thresh, separate, grade and redry tobacco. Three of these plants are located in North Carolina (Henderson, Rocky Mount, and Wilson), one plant is in Danville, Virginia, and one plant is in Lexington, Kentucky. The Henderson plant has approximately 500,000 square feet of floor space and an annual production capacity of over 140 million pounds of green tobacco. The Wilson plant has approximately 500,000 square feet of floor space and an annual production capacity of over 130 million pounds of green tobacco. The plants at Rocky Mount, North Carolina and Danville, Virginia each have a floor space of 300,000 to 400,000 square feet and an average annual production capacity of over 100 million pounds of green tobacco. In fiscal year 1999, the Company decommissioned two processing plants - one in Oxford, North Carolina and one in Smithfield, North Carolina. The Company expects to use the buildings that formerly housed these two plants for storage of tobacco. The reduction in the Company's domestic processing capacity reflects the decrease in production volume of U.S. tobacco due to, among other things, declining U.S. cigarette consumption, declining exports of U.S. tobacco and increased amounts of U.S. tobacco held by the stabilization cooperatives that is part of the current worldwide oversupply of tobacco. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in mid September 1999, the facility at Rocky Mount suffered catastrophic flooding due to the impact of Hurricane Floyd. While the Company is still assessing the extent of the flood damage, the Company has flood and other insurance on the Rocky Mount facility and the tobacco that was in the facility in coverage amounts at least as high as the current estimate of the damage. Tobacco processing and sales and administrative functions will be allocated to one or more of Universal's other facilities for the remainder of the 1999 season. The Company does not believe that this event will have a material impact on the Company's results of operations or financial position.

The Company owns processing facilities in the following foreign countries: two processing plants in Brazil, Italy, Malawi and Poland and one processing plant in Canada, Hungary, the Netherlands and Tanzania. In addition, the Company owns interests in a processing plant in each of Guatemala, Italy, and Mexico and has access to processing plants in Argentina, India, the Philippines and the People's Republic of China. Socotab, L.L.C. owns two oriental tobacco processing plants in Turkey, one in Greece, one in Macedonia and a storage complex with limited processing capabilities as well as interests in two processing plants in Bulgaria.

The facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. In addition, Universal operates plants that process cigar/chewing tobaccos in Pennsylvania, Virginia, the Dominican Republic, Colombia, Germany, Indonesia and Brazil.

Universal owns or leases extruder plants (baling operations), packaging stations and warehouse space in the tobacco-growing states and abroad. The Company owns large extruder plants in Lumberton and Rocky Mount, North Carolina; and Lexington and Bowling Green, Kentucky. In fiscal year 1999, the Company closed down its extruder operations in Danville, Virginia and Greenville, Tennessee in response to declining U.S. tobacco production volumes and increased use of farmer bales in the U.S. flue-cured market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information Regarding Trends and Management's Actions."

A portion of Universal's tobacco inventory is stored in public storages. The Company also owns the following domestic tobacco storages:

(a)      Lexington, Kentucky - 6 storages covering 127,000 square feet;

(b)      Henderson, North Carolina - 6 storages covering 178,500 square feet;

(c)      Oxford, North Carolina - 9 storages covering 422,000 square feet;

(d)      Rocky Mount, North Carolina - 6 storages covering 353,000 square feet;

(e)      Smithfield, North Carolina - 10 storages covering 416,000 square feet;

(f)      Wilson, North Carolina - 12 storages covering 460,000 square feet;

(g)      Danville, Virginia - 4 storages covering 153,000 square feet;

(h)      Kenbridge, Virginia - 7 storages covering 243,000 square feet; and

(i)      Petersburg, Virginia - 7 storages covering 220,000 square feet.

As described above, in mid September 1999, a portion of the storage facilities at Rocky Mount were severely damaged by floods from Hurricane Floyd.

Additional storage space is leased in Lexington, Kentucky; Smithfield, Henderson and Rocky Mount, North Carolina; and Danville, Virginia. In foreign areas, storage space is owned or leased on a comparable scale to those in the U.S. Lancaster Leaf Tobacco Company of Pennsylvania, Inc. owns storage space with a capacity of 19,300 tons of tobacco and leases additional storage space. In other U.S. tobacco areas, Universal owns or leases storages on a smaller scale.

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

The lumber and building products business owns or leases 44 sales outlets and/or distribution facilities in the Netherlands and 7 facilities in Belgium. Most of these locations are owned. The Company also owns a softwood facility for large scale sawing, planing and fingerjointing and a building components manufacturing facility, which are located in the Netherlands.

ITEM 3.  LEGAL PROCEEDINGS

The Company has received subpoenas for documents and information in connection with an investigation of cigarette tobacco leaf purchases. The investigation is being conducted by the United States Department of Justice Antitrust Division in the Eastern District of Pennsylvania. Similar subpoenas have been received by cigarette manufacturers and other leaf tobacco merchants. The Company is cooperating with the investigation. While the Company at this time is unable to predict the outcome of the investigation, it believes it has complied with the antitrust laws.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 1999, there were no matters submitted to a vote of security holders.


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



                                        First               Second                Third                Fourth
                                       Quarter              Quarter              Quarter               Quarter
                                       -------              -------              -------               -------
1999
Cash dividends declared.               $ .28                $ .30                $ .30                 $ .30
Market price range:        High.          38 3/4               38 1/16              34 11/16              28 13/16
                           Low            31 1/2               32 15/16             25 9/16               23 7/8

1998
Cash dividends declared.               $.265                $.280                $.280                 $.280
Market price range:        High.          38 5/8               41 1/2               49 1/2                44
                           Low            32                   36                   37                    34 5/8


The Company's current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition and capital requirements of the Company. At September 23, 1999 there were 3,106 holders of record of the registrant's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA FOR YEAR ENDED JUNE 30



(IN THOUSANDS EXCEPT PER SHARE DATA, RATIOS,                     FOR THE YEARS ENDED JUNE 30
AND NUMBER OF COMMON SHAREHOLDERS)
-------------------------------------------------------------------------------------------------------------------
                                               1999           1998             1997            1996           1995
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Sales and other operating revenues      $4,004,903     $4,287,204       $4,112,675      $3,570,228     $3,280,880

Income before extraordinary item           127,276        141,258          100,873          71,350         25,639
Net income                                 127,276        141,258          100,873          72,246         25,639
Return on beginning common
   shareholders' equity                       23.2%          30.1%            24.2%           18.5%           6.7%
Per common share - Basic:
   Income before extraordinary item          $3.81          $4.01            $2.88           $2.04           $.73
   Net income                                $3.81          $4.01            $2.88           $2.06           $.73
Per common share - Diluted:
   Income before extraordinary item          $3.80          $3.99            $2.87           $2.03           $.73
   Net income                                $3.80          $3.99            $2.87           $2.05           $.73
===================================================================================================================

FINANCIAL POSITION AT YEAR END
Current ratio                                 1.30           1.31             1.32           1.29            1.27
Total assets                            $1,823,123     $1,998,502       $1,957,330     $1,889,513      $1,807,965
Long-term obligations                      221,545        244,080          273,055        309,543         284,948
Working capital                            271,825        328,768          347,542        299,778         264,713
Shareholders' equity                    $  539,036     $  547,867       $  469,593     $  417,305      $  389,959
===================================================================================================================

GENERAL
Ratio of earnings to fixed charges            4.44           4.57             3.63           2.79            1.81
Number of common shareholders                2,951          3,049            3,271          3,420           3,741
Weighted average common shares
   outstanding-Basic                        33,437         35,190           35,076         35,038          35,014
Weighted average common shares
   outstanding-Diluted                      33,477         35,388           35,207         35,091          35,031
Dividends per common share                   $1.18         $1.105            $1.05         $1.015            $.99
Book value per common share                 $16.12         $15.57           $13.39         $11.90          $11.13
===================================================================================================================



ALL FISCAL YEARS HAVE BEEN RESTATED TO CONFORM TO STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 128 "EARNINGS PER SHARE". FISCAL YEAR 1998 INCLUDES A $16.7 MILLION ($10.9 MILLION NET OF TAX) GAIN ON THE SALE OF AN INVESTMENT. FISCAL YEAR 1995 INCLUDES A $15.6 MILLION ($10.7 MILLION NET OF TAX) RESTRUCTURING CHARGE.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY & CAPITAL RESOURCES

Universal Corporation continued to enjoy strong cash flow in fiscal year 1999, which enabled the company to retain comfortable liquidity levels, reduce overall debt, and complete several capital projects while continuing the purchase of its common stock. In a year characterized by market uncertainty, Universal's strong cash flow was generated by operating income as well as market-related reductions in working capital items.

Working capital declined by $57 million to approximately $272 million in 1999, and the current ratio remained at approximately 1.3. Tobacco inventories and accounts receivable decreased by $123 million and $67 million, respectively. Notes payable decreased by $89 million to $497 million at year end. Continued oversupply in the marketplace as well as a significant currency devaluation in Brazil produced lower green tobacco prices in fiscal year 1999. These reduced green tobacco prices were a major factor in the decrease in the Company's tobacco inventories, accounts receivable, and notes payable in the current year. Universal views these decreases as a temporary market condition, which will reverse as green prices begin to rise. The Company estimates that its uncommitted flue-cured and burley inventories at June 30, 1999, were approximately 19 million kilos. Management does not consider such levels to be excessive. Working capital also decreased as the Company continued to pay down its long-term debt at maturity without refunding it on a long-term basis.

The Company believes that it has adequate resources available to meet its needs, which are predominantly short term in nature and relate to working capital required for financing tobacco crop purchases. Working capital needs are seasonal, depending on the respective growing season within each geographical area. Generally, the peak need of domestic tobacco operations occurs in the second fiscal quarter. Foreign tobacco operations tend to have higher requirements during the remainder of the year. The geographical dispersion and the timing of working capital needs permit the Company to predict its general level of cash requirements. Each geographic area follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. The working capital needs of agri-products operations fluctuate during the year, depending on the product, the country of origin, and the Company's inventory position; however, the total working capital requirements of agri-products remain relatively stable due to offsetting seasonal patterns. Working capital needs of lumber and building products operations in Europe follow a pattern similar to that of the construction industry, where the third quarter of the fiscal year is typically sluggish due to winter weather and the holiday season.

The Company finances its working capital needs with short-term lines of credit, customer advances, and trade payables.

The Company and its subsidiaries currently have about $1.2 billion in uncommitted lines of credit, of which about $900 million were unused at June 30, 1999, and available to support future seasonal working capital needs. In December 1998, the Company renewed its $300 million revolving credit facility which comprises two equal tranches. The facility is intended to be used as support for a commercial paper program that provides flexibility in the Company's short-term borrowings.

Long-term debt decreased by $22 million from $244 million at June 30, 1998, to $222 million at June 30, 1999. The Company's total debt as a percentage of total capitalization (including deferred taxes) has been reduced from 59% at the end of fiscal year 1998 to approximately 55% at the end of fiscal year 1999. Universal has the capacity to issue up to $100 million of debt from an existing shelf registration, which it may utilize to manage its capital structure during fiscal year 2000. The Company's debt ratings are investment grade, and its ratio of long-term debt to long-term capitalization (including deferred taxes) is approximately 27%.

The Company's capital expenditures are generally limited to those that add value to the customer, replace obsolete equipment, increase efficiency, or position the Company for future growth. Capital expenditures of approximately $69 million in fiscal year 1999 included the completion of projects in Africa to improve processing lines and facilities. The Company expects its capital expenditures for fiscal year 2000 to remain at or near the levels of fiscal year 1999. At June 30, 1999, Universal had no material commitments for capital expenditures.

In February 1999, Universal announced that its Board of Directors had approved the expansion of its stock purchase program to up to $200 million of the common stock of the Company. The purchases are carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. The purchases have been and are expected to be funded primarily from operating cash flow of the Company. At June 30, 1999, Universal had approximately 32.1 million common shares outstanding and had purchased a total of 3.43 million shares for $113 million pursuant to the program.

     The Company believes that its financial resources are adequate to support its capital needs. Any excess cash flow from operations after dividends, capital expenditures, and long-term debt payments will be available to reduce short-term debt, fund expansion, purchase the Company's stock, or otherwise enhance shareholder value.

RESULTS OF OPERATIONS
FISCAL YEAR 1999 COMPARED TO 1998

     'Sales and other operating revenues' in fiscal year 1999 were $4.0 billion compared to $4.3 billion in 1998, a drop of $282 million or almost 7%. A decline in tobacco revenues of approximately $250 million was due to a combination of lower prices and volumes and the Company's oriental tobacco sales being conducted by a minority-held joint venture in the current year. Lumber and building product revenues were down slightly to $548 million, while a decline of $31 million in revenues of the agri-products operations reflected primarily lower volumes of tea.

     'Operating income' in fiscal year 1999 was $255 million compared to $278 million in fiscal year 1998, a decline of almost 9%. Tobacco operating profits were down $31 million or 12% in fiscal year 1999. Oversupply of tobacco leaf and unsettled world market conditions for tobacco created a difficult operating environment in 1999. Tobacco results suffered due to this imbalance and the adverse effects of weather in certain areas of the world, quality problems in Argentina, shipment delays in the Company's oriental tobacco joint venture, and lower dark air-cured tobacco volumes. The Company closed several processing facilities in the United States during the current fiscal year. Costs related to the closures were not material to operating results. Operating profits for the Company's lumber and building products segment were $24 million in fiscal year 1999, an increase of $4 million compared to the prior year. Improved market conditions and higher prices for plywood, softwood and hardwood had a positive impact on the current year's results. Operating profits of the agri-products segment in fiscal year 1999 were down slightly due to the Company's sale of an investment in a spice joint venture in fiscal year 1998, which generated a gain of $17 million before taxes. On a comparable basis, excluding the spice operations in fiscal year 1998, the operating income of the agri-products segment would have been slightly higher in fiscal year 1999.

     'Selling, general and administrative expenses' were down less than 3% to $356 million in 1999 primarily due to the reduced levels of tobacco shipments. The reduction in interest expense in fiscal year 1999 reflects lower interest rates and reduced borrowing levels due to lower tobacco prices. In fiscal year 1999, the Company's consolidated income tax rate was almost 36%. The reduction in the effective tax rate compared to last year was due to the mix of foreign and domestic earnings plus the realization of tax benefits.

FISCAL YEAR 1998 COMPARED TO 1997

     'Sales and other operating revenues' for fiscal year 1998 were $4.3 billion, an increase of 4% compared to 1997. Tobacco revenues were up $165 million or 5% principally due to increased sales volumes. Agri-product revenues were up $56 million or 11% on improved tea market conditions. These gains were partially offset by a decline in lumber and building product revenues of approximately $46 million. Lumber and building product revenues were adversely affected by price declines for softwood, hardwood and plywood, and the strength of the U.S. dollar which appreciated, on average, approximately 14% against the Dutch guilder during the year.

     'Operating income' improved $42 million in 1998, or almost 18%. Tobacco operating profits in fiscal year 1998 of $272 million increased by $53 million or 24%. The majority of the growth in tobacco operating profits was due to higher volumes and improved margins. In addition, tobacco operations benefited from a lower cost structure resulting from the Company's restructuring efforts in prior years and an increase in dark tobacco volumes because of higher demand from cigar manufacturers. In accordance with its normal valuation procedures, in the fourth quarter of fiscal year 1998 the Company recorded in aggregate $11 million of charges for tobacco inventory adjustments, none of which was individually significant. An improvement in agri-products operating profits was more than offset by a decline in operating profits from lumber and building products. The improvement in agri-products operating profits of more than $4 million was due principally to tea operations, which experienced a 37% increase in revenues in a strong market. Lumber and building products operating results suffered from the aforementioned impact of exchange rates plus a squeeze on margins resulting from simultaneous declines in softwood, hardwood and plywood prices.

     'Selling, general and administrative expenses' for fiscal year 1998 were up approximately $49 million, reflecting the higher volume of tobacco handled in the fiscal year. The increase in "Equity in pretax earnings of unconsolidated affiliates" was primarily due to the aforementioned improved market conditions for cigar tobacco leaf. Pretax income in fiscal year 1998 included a gain of $17 million from the sale of an investment in a spice joint venture.

OTHER INFORMATION REGARDING TRENDS AND MANAGEMENT'S ACTIONS

For the second consecutive year, worldwide leaf supplies outpaced demand. Customers in Asia and the former Soviet Union continued to purchase at reduced levels due to the economic and financial woes within those markets. In the United States, the landmark settlement of lawsuits against the cigarette manufacturers resulted in increased cigarette prices and a significant drop in cigarette sales. Worldwide tobacco consumption dropped in the current year due to these difficulties in the United States, Asia, and the former Soviet Union. Uncommitted tobacco inventory levels in the industry are relatively high and continue to put pressure on prices and margins. The Company's uncommitted inventory at June 30, 1999, was relatively low, constituting about 8% of the total estimated worldwide uncommitted inventory levels at that time. While management believes the adjustment process necessary to bring world leaf supply and demand into balance is underway, world tobacco markets continue to be difficult. Excess stocks held by others continue to overhang markets; there is a large Brazilian crop to be absorbed; the speed of economic recovery in Asia and its consequent impact on product and leaf markets is not very clear; and the political and legal situation in the United States remains uncertain.


     Prior to the current year, worldwide tobacco consumption had grown on average about 1% annually over the last 10 years. The American-blend cigarette is expected to continue to be the fastest growing segment with the multinational manufacturers expanding their market share. Although this bodes well for the long-term viability of the tobacco leaf industry, on a year-to-year basis, the Company will be susceptible to fluctuations in demand as manufacturers adjust inventories or respond to the cigarette market. In the current year, the slow down in the growth of cigar consumption continued. Supply now exceeds demand for binder and filler tobaccos in certain markets. The supply of good quality wrapper was limited by poor weather conditions in key growing areas.


     An important trend in the tobacco industry has been consolidation among manufacturers and among leaf tobacco merchants. This trend is expected to continue as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers. This concentration should intensify the competition for market share within the industry. A key success factor for leaf dealers in the future will be to provide customers with the quality of leaf and the level of service they desire at the lowest cost possible.

     As of year end, the Company was obligated to sell its interest in a tobacco joint venture. Universal's share of the venture's income was the majority of the Company's "Equity in pretax earnings of unconsolidated affiliates" during each of the last three years. Management estimates that it will recognize a modest gain on the sale during the first quarter of its fiscal year 2000.

     The possible effects of regulatory factors and industry litigation, particularly in the United States, are more fully described in "Factors That May Affect Future Results" below.

     The Company has a significant presence in the U.S. market, where the outlook for tobacco production is uncertain. For a number of years, U.S. leaf has not been price competitive in world markets. The situation has reduced exports, and that reduction, combined with declining purchases of U.S. manufacturers and the buildup of leaf inventories in the U.S. Stabilization Cooperatives, has adversely affected the amount of U.S. tobacco that can be produced and sold in the United States. Domestic leaf purchases appear likely to continue to decline because of lower cigarette consumption. If not corrected through federal tobacco program reforms and reduced support prices, the competitive position of U.S. leaf is unlikely to improve. Management believes that the total U.S. crop in fiscal year 2000 will experience a further decline, but notes that the Company is well positioned to acquire leaf tobacco from many sources in world markets if U.S. supplies (including stocks held by the U.S. Stabilization Cooperatives) should be inadequate to meet customer requirements. The Company has responded to the decrease in demand for, and production of, U.S. tobacco by closing certain plants, consolidating operations and reducing personnel.

YEAR 2000

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

     The plan as adopted and refined by the Company can be divided into two principal areas:

(1) RESOLUTION OF THE INTERNAL ASPECTS OF THE YEAR 2000 PROBLEM. This area includes the effects of the year 2000 problem on the Company's technology, including computer hardware and software systems, as well as computerized equipment containing programmable logic controllers or other embedded chips ("PLCs" or "chips"). The Company's internal technology year 2000 plan includes:
(i) locating, listing and prioritizing the specific technology that is potentially subject to the year 2000 problem (referred to as the "inventory" phase); (ii) assessing the actual exposure of such technology to the year 2000 problem by inquiry, research, testing and other means (the "assessment" phase);
(iii) selecting the method necessary to resolve the year 2000 problems that were identified, including replacement, upgrade, repair or abandonment, and implementing the selected resolution method (the "remediation" phase); and (iv) testing the remediated or converted technology to determine the efficacy of the resolutions (the "testing" phase).

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

     To date, the Company has substantially completed the internal and external aspects of the plan. With regard to internal information technology, the Company's business units have substantially completed the remediation and testing phases of its mission critical computer hardware and software systems and have implemented the appropriate year 2000 resolutions. The business units have also substantially completed assessment and remediation of its PLC's, phone systems and other mission critical automated equipment.

     The Company's Year 2000 Task Force will continue to visit its material business units to review testing results and perform re-tests as warranted of remediated or converted hardware and software systems, prioritized based on the importance of the technology. These visits also include reviews of external party risks and contingency plans.

    The Company has assessed its internal operational exposure to the failure of PLCs. Information provided by the manufacturers of the PLC's embedded within the Company's machinery and equipment indicates that there do not appear to be any PLC's that will cause material year 2000 problems. The Company recently hired a consultant to test a sample of the PLC's on the Company's processing equipment to confirm manufacturers' assertions regarding the absence of material year 2000 problems. The consultants did not discover any significant year 2000 problems in any PLC's on the tested equipment. Testing of PLCs is not a routine practice, and there can be no assurances that the tests conducted on behalf of the Company are completely reliable or that the Company's testing sample of processing machinery was a truly representative sample. The Company does not intend to conduct any other tests of PLC's.

     The Company's initial evaluation of external parties has been performed and will continue to be evaluated throughout the remainder of calendar year 1999. Determining the year 2000 readiness of external parties requires collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine the readiness of external parties, often such information is not provided voluntarily, is not otherwise available, or may not be reliable.

     In assessing the risks to the Company's business arising from the year 2000 problem, the Company has considered the fact that certain of its significant customers and suppliers are located in foreign countries where the awareness of the year 2000 problem and remediation efforts are behind comparable awareness and remediation efforts in the United States, and that these entities may not be prepared for the year 2000 problem on January 1, 2000. In the event these significant entities fail to timely address the year 2000 problem, the Company could suffer disruption of its normal business operations for a period of time after January 1, 2000. The Company cannot predict the extent to which any such disruption may adversely affect the Company's business, financial condition or results of operations.

     In addition, the Company is subject to operational risks relating to the readiness of foreign and domestic public utilities, transportation facilities, financial services providers and government-operated services. The loss of services from one or more of these entities could interrupt or disrupt business unit operations. Furthermore, with respect to certain fundamental services such as electricity and telecommunications, it is impractical to develop contingency plans (such as alternative power generation or telecommunication methods) to mitigate the potential adverse effects. The year 2000 readiness of external parties is substantially beyond the Company's knowledge and control, and there can be no assurances that the Company will not be adversely affected by the failure of an external party to adequately address the year 2000 problem.

     The Company's business units have developed individual contingency plans to mitigate the risks associated with the year 2000 readiness of external parties. Each business unit is responsible for monitoring their local environment and modifying their plans accordingly. During the remainder of 1999, the Company's Year 2000 Task Force will continue to monitor and provide guidance to the business units with regard to their respective contingency plans. In general, the Company's business units' contingency plans relate to the stockpiling of packing materials, the timing of shipments to minimize the quantity of tobacco in transit during the date change, and the managing of cash to minimize the transfer of funds at the date change.

     The Company currently estimates that the total costs for addressing the year 2000 problem will be approximately $8 million, which includes approximately $3 million in scheduled software upgrades that were accelerated in connection with the plan. The balance of the estimate is the cost of consultants and employees assigned to implement the plan. These amounts do not include estimated costs associated with the implementation of any contingency plans. The costs associated with preparing for the year 2000 problem are expensed as incurred and are being funded with cash from operations. As of June 30, 1999, the Company had spent approximately $7 million. The Company does not expect the total cost of addressing the year 2000 problem with respect to its internal technology to be material to its consolidated financial condition or results of operations.

THE CONVERSION TO THE EURO CURRENCY

On January 1, 1999, eleven of the European Union member countries began the transition from their national currencies to the "euro". The euro will become the single currency for the members of the European Monetary Union. In the current phase, the permanent rates of exchange between the members' national currency and the euro were established, and monetary, capital, foreign exchange, and interbank markets were converted to the euro. National currencies continue to exist as legal tender and are used in commercial transactions. By January 2002, euro notes and coins will be issued, and by July 2002, the respective national currencies will be withdrawn. The Company's operating subsidiaries affected by the euro conversion have established plans to address the related operating and information technology concerns. The initial phase of transition to the euro did not, nor does the Company anticipate that the future phases will, have a material adverse effect on its financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or words of similar effect. In addition, the Company may publish, from time to time, forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for fiscal year 2000 and any interim period to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

TOBACCO BUSINESSES

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

     There are only three major global competitors in the leaf tobacco industry, and they are dependent upon a few large tobacco manufacturing customers. The number of manufacturers has declined in recent years due to consolidation. The loss of, or a substantial reduction in the services provided to, any large or significant customer would have a material adverse effect on the Company's results of operations. Universal has long-term contracts (which under certain circumstances may be amended or terminated) with some of these customers, and, while there are no formal continuing contracts with the others, the Company has done business with each of its major customers for over 40 years.

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

Methods of purchasing tobacco

The Company purchases leaf tobacco from farmers, growers and other suppliers through public auction and privately negotiated contract purchases. In a number of countries, including Brazil, Guatemala, Hungary, Italy, Mexico and Tanzania, where the Company contracts directly with tobacco farmers, in some cases before harvest, the Company takes the risk that the delivered quality and quantity will meet market requirements. Company affiliates also have dark tobacco growing operations in Indonesia.

During the past year there were proposals to replace the auction system in the United States with contract buying directly from the farmers. Management expects such proposals to continue to arise. The Company would not expect implementation of such changes to have a material adverse effect on the results of operations.

Timing of customer shipments

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

Government  efforts to reduce tobacco consumption

The U.S. government has taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products. These activities have included:
(1) the U.S. Environmental Protection Agency's decision to classify environmental tobacco smoke as a "Group A" (known human) carcinogen, which action has been ruled unlawful by a Federal District Court decision that has been appealed; (2) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to severely restrict smoking in the work place; (3) proposals by the U.S. Food and Drug Administration ("FDA") to regulate nicotine as a drug and sharply restrict cigarette advertising and promotion, recently determined to be outside the jurisdiction of the FDA; however, the case is currently scheduled to be reviewed by the U.S. Supreme Court; (4) proposals to increase the U.S. excise tax on cigarettes; and (5) the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products. In addition, there have been several bills introduced in previous sessions of Congress that, if they had been enacted into law, would have settled certain lawsuits filed against tobacco manufacturers and limited or capped damages in future lawsuits; provided for payments by the manufacturers to federal and state governments; imposed further restrictions on the sale, advertising and promotion of tobacco products; and imposed regulatory frameworks on tobacco manufacturers operating in the United States. Numerous other legislative and regulatory anti-smoking measures have also been proposed at the federal, state and local levels.

     In addition, a number of foreign governments have also taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In Japan, a government panel recently proposed a campaign to cut the nation's tobacco consumption in half by 2010. In some cases, such restrictions are more onerous than those in the United States.

     The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect the Company's business. Although the long-term trend in the United States generally has been toward decreased consumption of cigarettes, cigar sales have increased in recent years and the long-term trend of worldwide cigarette consumption, despite a decrease in the current year, has been one of slight growth. However, a significant decrease in overall worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company's products and services and could have a material adverse effect on the Company's results of operations.

Political uncertainties in foreign tobacco operations

The Company's international operations are subject to uncertainties and risks relating to the political stability or instability of certain foreign governments, principally in developing and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks include the effects of war, insurrection, expropriation or nationalization of assets, undeveloped or antiquated commercial laws, subsidies for local tobacco concerns, licenses to conduct business in foreign jurisdictions, import and export restrictions, the imposition of excise and other taxes on tobacco, monetary and exchange controls, inflationary economies, and restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. In the past, the Company has experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government's economic policies. The Company has substantial capital investments in South America and Africa and the performance of its operations in these regions can materially affect the Company's earnings from tobacco operations.
-=

United States trade policies

The U.S. tobacco price support system is an industry-funded program that is administered by the U.S. government. The effect of the price support system has been to increase the cost of domestic tobacco relative to most foreign tobacco, resulting in a decline in exports of domestic tobacco. In 1995, Congress repealed certain domestic content legislation that had required that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco and replaced it with a less restrictive tariff rate import quota system, which was also designed to assist domestic tobacco growers by limiting imports. It is not possible to predict the extent to which future trade policies or other governmental activities might affect the Company's business.

Tax matters

The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions, and from time to time contests assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect the Company's earnings as can the resolution of various pending and contested tax issues.

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

     During the past few years, certain U.S. tobacco product manufacturers entered into agreements with states and various U.S. jurisdictions settling asserted and unasserted healthcare cost recovery and other claims. The settlements provide for billions of dollars in annual payments from those manufacturers and place numerous restrictions on their conduct of business operations, including restrictions on the advertising and marketing of cigarettes, all of which could have the effect of reducing tobacco consumption in the United States. Lower consumption of tobacco products could reduce demand for the Company's products and services and could have a material adverse effect on the Company's operating results.

     In September of 1999, the U.S. government filed a lawsuit against tobacco product manufacturers to recover healthcare costs, similar to the suits settled by the states. In addition, there are numerous smoking and health cases filed by individual plaintiffs or on behalf of putative classes pending in the United States and other countries against tobacco product manufacturers. It is not possible to predict the outcome of such litigation. However, future judgments or settlements could have a detrimental effect on the consumption of tobacco products and, therefore, could have a material adverse effect on the Company's operating results.

FINANCIAL FACTORS

Financial factors that may affect the Company's results of operations include:

Extensions of credit

Although the Company's credit experience has been excellent and extensions of credit to customers are evaluated carefully, a significant delay in payment or write-off of amounts due the Company could adversely affect its results. In addition, crop advances to farmers are generally secured by the farmer's agreement to deliver green tobacco; in the event of crop failure, recovery of advances could be delayed until deliveries of future crops. Funds held by subsidiaries are generally invested in local banks or loaned to other subsidiaries. To reduce credit risk, investment limits are established with each bank according to the Company's evaluation of credit standing.

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

Interest rates

Interest rate risk in the Company's tobacco operations is limited because customers usually pre-finance purchases or pay market rates of interest for inventory purchased on their order. However, since interest expense is recorded as a period cost, the Company may experience earnings fluctuations on a short-term basis if customers delay shipments of tobacco.

NON-TOBACCO BUSINESSES

The Company's agri-products and lumber and building products businesses, which are based primarily in the United States and the Netherlands, do business in a number of foreign countries. These operations enter into forward exchange contracts to hedge firm purchase and sales commitments in foreign currencies (principally Euros, Dutch guilders, U.S. dollars, German Marks, Swedish Kronas, and pound sterling). The terms of currency hedges is generally from one to six months. Hedging activity is not material.

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

     The agri-products business is affected by operating and other factors that are similar to those that affect the Company's tobacco operations, including crop risks, market balance, and governmental factors such as political uncertainties in countries of crop origin.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item, to the extent applicable, is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth elsewhere in this report. See also Note 1 to Consolidated Financial Statements for additional information regarding derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF INCOME



YEARS ENDED JUNE 30                                                        1999            1998           1997
-------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per share data)


Sales and other operating revenues                                      $4,004,903      $4,287,204     $4,112,675

Costs and expenses
   Cost of goods sold                                                    3,394,419       3,644,100      3,559,647
   Selling, general and administrative expenses                            355,928         364,710        316,201
                                                                        -------------------------------------------

Operating income                                                           254,556         278,394        236,827
   Equity in pretax earnings of unconsolidated affiliates                   14,066          16,901         11,864
   Gain on sale of investment                                                               16,718
   Interest expense                                                         56,837          63,974         64,886
                                                                        -------------------------------------------

Income before income taxes and other items                                 211,785         248,039        183,805
   Income taxes                                                             75,963          98,659         73,945
   Minority interests                                                        8,546           8,122          8,987
                                                                        -------------------------------------------

Net income                                                              $  127,276      $  141,258     $  100,873
                                                                        -------------------------------------------

Net income:
Per common share                                                        $     3.81      $     4.01     $     2.88
Per diluted common share                                                $     3.80      $     3.99     $     2.87
                                                                        -------------------------------------------

Weighted average common shares outstanding                                  33,437          35,190         35,076
Dilutive effect of stock options                                                40             198            131
                                                                        -------------------------------------------

Average common shares outstanding, assuming dilution                        33,477          35,388         35,207
                                                                        -------------------------------------------


See accompanying notes.




JUNE 30                                              1999           1998
--------------------------------------------------------------------------------
(In thousands of dollars)

ASSETS
Current
   Cash and cash equivalents                        $   92,784   $   79,835
   Accounts receivable                                 326,055      392,821
   Advances to suppliers                                72,455       65,296
   Accounts receivable--unconsolidated affiliates       17,707       49,343
   Inventories--at lower of cost or market:
     Tobacco                                           419,256      541,822
     Lumber and building products                       85,458       97,071
     Agri-products                                      74,114       89,990
     Other                                              33,218       33,162
   Prepaid income taxes                                 20,993       18,347
   Deferred income taxes                                 6,952        3,794
   Other current assets                                 21,333       19,665
                                                    -----------------------
     Total current assets                            1,170,325    1,391,146

Property, plant and equipment--at cost
   Land                                                 29,743       29,951
   Buildings                                           237,054      219,594
   Machinery and equipment                             491,201      466,177
                                                    -----------------------
                                                       757,998      715,722
     Less accumulated depreciation                     409,678      385,967
                                                    -----------------------
                                                       348,320      329,755

Other assets
   Goodwill                                            117,871      120,889
   Other intangibles                                    20,950       18,586
   Investments in unconsolidated affiliates             95,491       87,052
   Other noncurrent assets                              70,166       51,074
                                                    -----------------------
                                                       304,478      277,601
                                                    -----------------------
                                                    $1,823,123   $1,998,502
---------------------------------------------------------------------------


See accompanying notes.

CONSOLIDATED BALANCE SHEETS



JUNE 30                                                                             1999         1998
-----------------------------------------------------------------------------------------------------------
(In thousands of dollars)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
   Notes payable and overdrafts                                                 $   497,399    $   586,450
   Accounts payable                                                                 235,310        252,318
   Accounts payable--unconsolidated affiliates                                       14,186         17,116
   Customer advances and deposits                                                    82,432        125,311
   Accrued compensation                                                              24,291         24,706
   Income taxes payable                                                              15,836         27,693
   Current portion of long-term obligations                                          29,046         28,784
                                                                                --------------------------
     Total current liabilities                                                      898,500      1,062,378


Long-term obligations                                                               221,545        244,080

Postretirement benefits other than pensions                                          42,981         44,535

Other long-term liabilities                                                          45,474         40,909

Deferred income taxes                                                                39,198         27,065

Minority interests                                                                   36,389         31,668


Shareholders' equity
   Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding Common stock, no par value, authorized 100,000,000 shares,
     issued and outstanding 32,090,550 shares (34,866,406 at June 30, 1998)          75,758         80,122
   Retained earnings                                                                510,123        508,137
   Accumulated other comprehensive income                                           (46,845)       (40,392)
                                                                                --------------------------
     Total shareholders' equity                                                     539,036        547,867
                                                                                --------------------------
                                                                                $ 1,823,123    $ 1,998,502
----------------------------------------------------------------------------------------------------------



See accompanying notes.


YEARS ENDED JUNE 30                                                                1999         1998          1997
--------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 127,276    $ 141,258    $ 100,873
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                   46,158       43,616       44,170
     Amortization                                                                    6,604        7,455        7,400
     Translation loss, net                                                           2,689        1,739        2,392
     Deferred taxes                                                                 13,986       14,439       22,892
     Minority interests                                                              8,546        8,122        8,987
     Gain on sale of investment                                                                 (16,718)
     Equity in net income of unconsolidated affiliates                              (9,091)     (10,102)      (6,695)
     Other                                                                          (3,655)       3,061        3,309
                                                                                 -----------------------------------
                                                                                   192,513      192,870      183,328
   Changes in operating assets and liabilities net of
   effects from purchase of
     businesses:
     Accounts and notes receivable                                                  69,969      (54,189)    (126,379)
     Inventories and other assets                                                  145,422      (15,434)    (130,509)
     Income taxes                                                                  (14,503)       1,248       (8,733)
     Accounts payable and other accrued liabilities                                (60,971)       8,872       80,797
                                                                                  -----------------------------------
     Net cash provided (used) by operating activities                              332,430      133,367       (1,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                       (69,154)     (96,720)     (58,817)
   Investment in unconsolidated affiliates                                                      (41,114)
   Proceeds from sale of investment                                                              29,065
   Sales of property, plant and equipment                                            2,817        6,688       19,551
   Other                                                                           (11,500)      (6,664)      (2,671)
                                                                                  -----------------------------------
     Net cash used in investing activities                                         (77,837)    (108,745)     (41,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance (repayment) of short-term debt, net                                    (87,638)      30,137       51,247
   Repayment of long-term debt                                                     (28,891)     (30,241)     (91,795)
   Issuance of long-term debt                                                        6,618        7,767       18,769
   Dividends paid to minority shareholders                                          (1,876)      (7,493)      (3,657)
   Issuance of common stock                                                          2,268        4,328          617
   Purchases of common stock                                                       (93,026)     (19,824)
   Dividends paid                                                                  (39,032)     (38,390)     (37,009)
                                                                                  -----------------------------------
     Net cash used in financing activities                                        (241,577)     (53,716)     (61,828)
                                                                                  -----------------------------------
     Effect of exchange rate changes on cash                                           (67)        (141)        (451)
                                                                                  -----------------------------------
Net increase (decrease) in cash and cash equivalents                                12,949      (29,235)    (105,712)
Cash and cash equivalents at beginning of year                                      79,835      109,070      214,782
                                                                                  -----------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $  92,784    $  79,835    $ 109,070
--------------------------------------------------------------------------------------------------------------------
Supplemental information-cash paid:
   Interest                                                                      $  57,387    $  63,999    $  69,672
   Income taxes, net of refunds                                                  $  85,033    $  73,048    $  63,348
--------------------------------------------------------------------------------------------------------------------


See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




YEARS ENDED JUNE 30,                                1999                      1998                         1997
---------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)


COMMON STOCK:
   Balance at beginning of year                  $  80,122                 $  77,040                     $  76,053
   Issuance of common stock and exercise
     of stock options                                2,268                     4,328                           987
   Purchase of common stock                         (6,632)                   (1,246)
                                                 --------------------------------------------------------------------------------
   Balance at end of year                           75,758                    80,122                        77,040
                                                 --------------------------------------------------------------------------------
RETAINED EARNINGS:
   Balance at beginning of year                    508,137                   424,298                       360,273
   Net income                                      127,276      $127,276     141,258       $141,258        100,873      $100,873
   Cash dividends declared ($1.18 per share in
     1999; $1.105 in 1998; $1.05 in 1997)          (38,896)                  (38,841)                      (36,848)
   Cost of common shares retired in excess of
     stated capital amount                         (86,394)                  (18,578)
                                                 --------------------------------------------------------------------------------
   Balance at end of year                          510,123                   508,137                       424,298
                                                 --------------------------------------------------------------------------------

ACCUMULATED COMPREHENSIVE
INCOME:
   Balance at beginning of year                    (40,392)                  (31,745)                      (19,021)
   Translation adjustments for the year             (9,928)       (9,928)    (13,298)       (13,298)       (20,068)      (20,068)
   Allocated income taxes                            3,475         3,475       4,651          4,651          7,344         7,344
                                                                ---------                  ---------                   ----------
   Total comprehensive income                                   $120,823                   $132,611                    $  88,149
                                                 --------------------------------------------------------------------------------
   Balance at end of year                          (46,845)                  (40,392)                      (31,745)
                                                 --------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
AT END OF YEAR                                    $539,036                  $547,867                      $469,593
---------------------------------------------------------------------------------------------------------------------------------
COMMON SHARES OUTSTANDING:
(In thousands of shares)


   Balance at beginning of year                     34,866                    35,139                        35,056
   Issuance of common stock and exercise
     of stock options                                  108                       269                            83
   Purchase of common stock                         (2,883)                     (542)
                                                 --------------------------------------------------------------------------------
   Balance at end of year                           32,091                    34,866                        35,139
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are in thousands, except as otherwise noted)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------
CONSOLIDATION
The financial statements include the accounts of all controlled domestic and foreign subsidiaries. All material intercompany items and transactions have been eliminated. The fiscal years of foreign subsidiaries generally end March 31 or April 30 to facilitate timely reporting. The Company uses the equity method of accounting for its investments in affiliates, which are owned 50% or less.

NET INCOME PER SHARE AND SHARE PURCHASE
The Company calculates earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share." The Company uses the weighted average number of common shares outstanding during each period to compute basic earnings per common share. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are outstanding dilutive stock options that are assumed to be exercised.
     The Board of Directors of the Company approved a $100 million stock purchase program on May 6, 1998. The program was increased by $100 million on February 4, 1999. The Company had purchased 542,000 shares at a cost of $19,824 by June 30, 1998, and an aggregate of 3,425,161 shares at a total cost of $112,850 by June 30, 1999.

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

PROPERTY, PLANT AND EQUIPMENT
Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation of properties used in tobacco operations is calculated using both the straight line and declining balance methods, while lumber and building products and agri-products utilize the straight line method. Buildings include tobacco and agri-product processing and blending facilities, lumber outlets, offices and warehouses. Machinery and equipment represent processing and packing machinery and transportation, office and computer equipment. Estimated useful lives range as follows: buildings-15 to 40 years; processing and packing machinery-3 to 11 years; transportation equipment-3 to 10 years; and office and computer equipment-3 to 10 years.

GOODWILL AND OTHER INTANGIBLES
Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. Goodwill and other intangibles are generally amortized using the straight-line method over periods not exceeding 40 years. Goodwill and other intangible assets are periodically reviewed for impairment, including a determination of whether events or circumstances have changed that may indicate that an impairment of value exists, based upon an assessment of future operations. Accumulated amortization at June 30, 1999 and 1998, was $42.1 and $35.5 million, respectively.

INCOME TAXES
The Company provides deferred income taxes on temporary differences arising from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, and undistributed earnings of foreign subsidiaries not permanently reinvested. At June 30, 1999, the cumulative amount of permanently reinvested earnings of foreign subsidiaries on which no provision for U.S. income taxes had been made was $72.4 million.

FAIR VALUES OF FINANCIAL INSTRUMENTS
The fair values of the Company's long-term obligations have been estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of all other assets and liabilities that qualify as financial instruments, approximates fair value.

DERIVATIVE FINANCIAL INSTRUMENTS
Forward foreign currency exchange contracts are used by the Company in the management of certain foreign currency exposures. The Company does not enter into contracts for trading purposes. None of these contracts contain multiplier or leverage features. The Company enters into such contracts only with financial institutions of good standing and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. Realized and unrealized gains and losses on the Company's foreign currency contracts that are designated and effective as hedges are deferred and recognized as a component of the underlying transactions when they occur. Realized gains or losses from matured and terminated hedge contracts are recorded in other assets or liabilities until the underlying hedge transaction is consummated. Realized and unrealized gains or losses on hedge contracts relating to transactions that are not subsequently expected to occur are recognized in results currently. Contracts used to manage foreign currency risks are not material.

TRANSLATION OF FOREIGN CURRENCIES
The financial statements of foreign subsidiaries, for which the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive income.
     The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments that are included in net income. Exchange losses in 1999, 1998, and 1997 resulting from foreign currency transactions were $4.8, $3.0 and $3.1 million, respectively (including $2.7, $1.7 and $2.4 million resulting from remeasurement) and are included in the respective statements of income.

ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


ACCOUNTING PRONOUNCEMENTS
In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The statement will require the Company to recognize all derivatives on the balance sheet at fair value. This statement is effective for the Company's fiscal year starting July 1, 2000, and is not expected to materially affect the consolidated financial position or results of operations.

RECLASSIFICATIONS
Certain amounts in prior years' statements have been reclassified to be reported on a consistent basis with the current year's presentation.


NOTE 2. GAIN ON SALE OF INVESTMENT
--------------------------------------------------------------------------------

In 1998, the Company sold its minority interest in a Dutch spice joint venture to the majority owner for total proceeds of $29.1 million and a gain of $16.7 million before taxes.



NOTE 3. INCOME TAXES
--------------------------------------------------------------------------------



Income taxes consist of the following:
YEARS ENDED JUNE 30,        1999      1998       1997
---------------------------------------------------------------
Current
   United States        $ (8,096)  $17,854    $ 5,300
   State and local         1,248     3,482      1,620
   Foreign                68,511    59,350     42,156
                        ---------------------------------------
                          61,663    80,686     49,076

Deferred
   United States          10,603    17,332     19,025
   State and local           538       887       (180)
   Foreign                 3,159      (246)     6,024
                        ---------------------------------------
                          14,300    17,973     24,869
                        ---------------------------------------
Total                    $75,963   $98,659    $73,945
---------------------------------------------------------------



A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

YEARS ENDED JUNE 30,        1999      1998       1997
-----------------------------------------------------------
Tax at statutory rate       35.0%      35.0%     35.0%
State income taxes,
   net of federal benefit    0.5        1.0       0.5
Income taxed at other
   than the U.S. rate        0.4        3.8       4.4
Other, net                                        0.3
                           --------------------------------
Total                       35.9%      39.8%     40.2%
-----------------------------------------------------------

Significant components of deferred tax liabilities and assets were as follows:


AT JUNE 30,                           1999       1998
--------------------------------------------------------------------------------
Liabilities
   Undistributed earnings          $45,916    $37,941
   Tax over book depreciation       10,603     13,441
   Goodwill                          9,254      7,762
   All other                        12,137     11,206
                                   --------------------
   Total deferred tax liabilities  $77,910    $70,350
                                   --------------------
Assets
   Employee benefit plans          $14,999    $17,553
   Foreign currency translation     19,147     14,854
   Deferred compensation             6,272      7,053
   All other                         5,246      7,619
                                   --------------------
   Total deferred tax assets       $45,664    $47,079
                                   --------------------


The components of income before income taxes and other items consist of the following:

YEARS ENDED JUNE 30,        1999      1998       1997
-------------------------------------------------------
United States           $ (3,758) $  43,987  $  41,780
Foreign                  215,543    204,052    142,025
                        -------------------------------
Total                   $211,785  $ 248,039  $ 183,805
-------------------------------------------------------

NOTE 4. SHORT-TERM CREDIT FACILITIES
--------------------------------------------------------------------------------
The Company maintains lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. At June 30, 1999, unused, uncommitted lines of credit were approximately $900 million. The weighted average interest rate on short-term borrowings outstanding as of June 30, 1999 and 1998, was approximately 5.7% and 6.9%, respectively.



NOTE 5. LONG-TERM OBLIGATIONS
--------------------------------------------------------------------------------

AT JUNE 30,                                  1999       1998
--------------------------------------------------------------------------------
6.14% Senior notes payable in
   five annual installments from
   1996 to 2000                            $ 40,000   $ 60,000
9.25% Medium-term notes
   due February 2001                        100,000    100,000
6.5% Notes due February 2006                100,000    100,000
Other notes due through 1999
   at various interest rates
   ranging from 5% to 11%                     8,991     10,989
Revenue bonds due through
   2004 at various interest
   rates below prime                          1,600      1,875
                                          ---------------------
                                            250,591    272,864
Less current portion                        (29,046)   (28,784)
                                          ---------------------
Long-term obligations                      $221,545   $244,080
---------------------------------------------------------------

The fair value of the Company's long-term obligations was approximately $223 million at June 30, 1999, and $255 million at June 30, 1998. Certain notes are denominated in local currencies of foreign subsidiaries.
   The Company maintains a $300 million revolving credit facility issued in two tranches of $150 million each. The facility is used to support short-term borrowings, including the issuance of commercial paper. Under its terms, each facility may be extended for an additional year on its anniversary date, December 18.
   Under certain of the debt agreements, the Company must meet financial covenants relating to minimum tangible net worth and restrictions on the issuance of long-term debt. The Company was in compliance with all such covenants at June 30, 1999 and 1998.

Other information:
Maturities of long-term debt for the fiscal years succeeding June 30, 1999, are as follows: 2000--$29,046; 2001--$120,478; 2002--$377; 2003--$335; 2004--$355;
2005 and after--$100,000.

NOTE 6. PENSION PLANS AND POSTRETIREMENT BENEFITS
--------------------------------------------------------------------------------

The Company and its subsidiaries have several defined benefit pension plans covering United States and foreign salaried employees and certain other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company's funding policy for domestic plans is to make contributions currently to the extent deductible under existing tax laws and regulations, subject to the full-funding limits of the Employee Retirement Income Security Act of 1974. Foreign plans are funded in accordance with local practices. Domestic and foreign plan assets consist primarily of fixed income securities and equity investments. Prior service costs are amortized equally over the average remaining service period of employees.
     The Company provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service requirements. The health plan is funded by the Company as the costs of the benefits are incurred and contains cost-sharing features such as deductibles and coinsurance. The Company funds the life insurance plan with deposits to a retired life reserve account held by an insurance company. The Company reserves the right to amend or discontinue the plans at any time.
     Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, and the components of net periodic benefit income or cost, are as follows:





                                        FOREIGN PENSION BENEFITS      DOMESTIC PENSION BENEFITS     OTHER POSTRETIREMENT BENEFITS
                                      (APRIL 30 MEASUREMENT DATE)    (MARCH 31 MEASUREMENT DATE)     (MARCH 31 MEASUREMENT DATE)
                                      ---------------------------    ---------------------------    ------------------------------
                                       1999      1998      1997      1999      1998      1997      1999       1998        1997
----------------------------------------------------------------------------------------------------------------------------------

Assumptions:
Discount rate, end of year             5.00%     6.00%     6.00%     6.75%     6.75%     7.50%     6.75%      6.75%       7.50%
Rate of compensation
   increases, end of year              5.50%     5.50%     5.50%     5.00%     5.50%     5.50%     5.00%      5.50%       5.50%
Expected long-term return
   on plan assets, during the year     5.00%     6.00%     7.00%     8.75%     8.75%     8.75%     4.30%      4.30%       4.30%

Rate of increase in
   per-capita cost of covered
   health care benefits                                                                            9.50%      9.50%      10.00%

Components of net periodic
 benefits
   Cost (Income):
   Service cost                     $ 3,118   $ 3,192   $ 3,424   $ 4,483   $ 3,481   $ 3,324   $ 1,095     $   766     $   872
   Interest cost                      6,052     6,025     6,658     8,872     8,004     7,409     2,651       2,861       3,108
   Expected return on plan assets    (9,386)   (5,903)   (9,413)   (8,545)   (8,048)   (9,865)     (165)       (165)       (153)
   Net amortization and deferral      2,860      (438)    2,602     1,245       974     3,847    (3,059)     (3,059)     (2,634)
-------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost           $ 2,644   $ 2,876   $ 3,271   $ 6,055   $ 4,411   $ 4,715   $   522     $   403     $ 1,193


The following tables reconcile the changes in benefit obligations and plan assets in 1999 and 1998, and reconcile the funded status to prepaid or accrued cost at June 30, 1999 and 1998:



                                               FOREIGN PENSION          DOMESTIC PENSION         OTHER POSTRETIREMENT
                                              BENEFITS (APRIL 30        BENEFITS (MARCH 31         BENEFITS(MARCH 31
                                               MEASUREMENT DATE)        MEASUREMENT DATE)          MEASUREMENT DATE)
                                            --------------------      --------------------       --------------------
                                              1999          1998         1999        1998          1999         1998
----------------------------------------------------------------------------------------------------------------------
Change in projected benefit obligation:
   Benefit obligation,
     beginning of year                      $ 100,325    $ 101,648    $ 134,773    $ 109,694    $  39,933    $ 38,908
   Service cost                                 3,118        3,192        4,483        3,481
1,095          766
   Interest cost                                6,052        6,025        8,872        8,004        2,651       2,861
   Effect of discount rate change              11,687                                 19,010
   Foreign currency exchange rate changes      (2,407)      (5,284)
   Other                                       (2,281)         348        5,338          564         (646)     (1,131)
   Benefits paid                               (5,320)      (5,604)      (7,020)      (5,980)      (2,119)     (1,471)
----------------------------------------------------------------------------------------------------------------------
Projected benefit obligation, end of year   $ 111,174    $ 100,325    $ 146,446    $ 134,773    $  40,914    $ 39,933
======================================================================================================================
Change in plan assets:
   Plan assets at fair value,
      beginning of year                     $ 103,352    $ 100,678    $ 124,480    $  98,790    $   3,846    $  3,803
   Actual return on plan assets                 9,602        9,406        2,561       28,125          185         280
   Employer contributions                       2,780        2,707        2,966        3,545        2,581       1,234
   Foreign currency exchange rate changes      (4,107)      (3,835)
   Benefits paid                               (5,320)      (5,604)      (7,020)      (5,980)      (2,119)     (1,471)
----------------------------------------------------------------------------------------------------------------------
Plans assets at fair value, end of year     $ 106,307    $ 103,352    $ 122,987    $ 124,480    $   4,493    $  3,846
======================================================================================================================
Reconciliation of prepaid (accrued) cost:
   Funded status of the plans               $  (4,867)   $   3,027    $ (23,459)   $ (10,293)   $ (36,421)   $(36,087)
   Contributions after measurement date                                     786          584
   Unrecognized net transition
      (asset) obligation                       (2,392)      (2,798)        (782)      (1,148)
   Unrecognized prior service cost                                        5,487        6,180
   Unrecognized gain on plan amendment                                                             (6,822)     (9,882)
   Unrecognized net (gain) loss                 4,775       (2,681)      16,987        6,616          262       1,434
   Additional minimum liability                                          (6,176)      (3,936)
----------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) cost, end of year         $  (2,484)   $  (2,452)   $  (7,157)   $  (1,997)   $ (42,981)   $(44,535)
======================================================================================================================





Prepaid pension costs of $6.9 million and $6.7 million at June 30, 1999 and 1998 are included in other noncurrent assets; accrued pension costs of $16.5 million and $11.1 million were included in long-term liabilities at June 30, 1999 and 1998. The accumulated benefit obligation of domestic pension plans at June 30, 1999 and 1998 was $109,418 and $99,517, respectively.
     The accumulated postretirement benefit obligation cost trend rate is assumed to decrease gradually from 9.5% in 1999 to 6.0% for fiscal year 2006. A one percentage point increase in the assumed health care cost trend would increase the accumulated benefit obligation by approximately $1.9 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the fiscal year by approximately $121 thousand. A one percentage point decrease in the assumed health care cost trend would decrease the accumulated benefit obligation by approximately $1.7 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the fiscal year by approximately $114 thousand.

Amounts included in the table above, which are applicable to the Company's pension plans with benefit obligations in excess of plan assets are as follows:



FOREIGN                                                 1999                       1998                      1997
-------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                        $  8,559                    $ 7,924                  $ 11,937
Accumulated benefit obligation                         8,678                      8,076                    11,264
Fair value of plan assets                              3,657                      3,658                     3,670

DOMESTIC                                                1999                       1998                      1997
-------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                        $ 23,337                    $14,682                  $  6,910
Accumulated benefit obligation                        11,644                      6,889                     3,657
Fair value of plan assets                                  0                          0                         0


NOTE 7. SHARE PURCHASE RIGHTS PLAN
--------------------------------------------------------------------------------
In 1999, the Company distributed as a dividend one preferred share purchase right for each outstanding share of common stock. Each right entitles the shareholder to purchase 1/200 of a share of Series A Junior Participating Preferred Stock ("Preferred Stock") at an exercise price of $110, subject to adjustment. The rights will become exercisable only if a person or group acquires or announce a tender offer for 15% or more of the Company's outstanding shares of common stock. Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10%. If a person or group acquires the threshold percentage of common stock, each right will entitle the holder, other than the acquiring party, to buy shares of common stock or Preferred Stock having a market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Following the acquisition by any person of more than the threshold percentage of the Company's outstanding common stock but less than 50% of such shares, the Company may exchange one share of common stock or 1/200 of a share of Preferred Stock for each right (other than rights held by such person). Until the rights become exercisable, they may be redeemed by the Company at a price of one cent per right. The rights expire on February 13, 2009.

NOTE 8. EXECUTIVE STOCK PLANS
--------------------------------------------------------------------------------

The Company's 1989 Executive Stock Plan by its terms expired on June 30, 1998, and was replaced by the Company's 1997 Executive Stock Plan (together, the "Plans"). Under the Plans, officers, directors and employees of the Company and its subsidiaries may receive grants and/or awards of common stock, restricted stock, incentive stock options, non-qualified stock options and reload options. Reload options allow a participant to exercise an option and receive new options by exchanging previously acquired common stock for the shares received from the exercise. One new option may be granted for each share exchanged with an exercise price equivalent to the market price at the date of exchange. Accordingly, the issuance of reload options does not result in a greater number of shares potentially outstanding than that reflected in the grant of the original option. Up to 2 million shares of the Company's common stock may be issued under each of the Plans. Pursuant to the Plans, non-qualified and reload options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant.
     Options granted under the Company's stock incentive plans become exercisable either one year or six months after the date of grant. Options that become exercisable six months after the date of grant qualify for reload options, which are also exercisable six months after the date of grant. Most options expire ten years after the date of grant.
     A summary of the Company's stock option activity and related information for the fiscal year ended June 30 follows:


                                                1999                           1998                   1997
----------------------------------------------------------------      ---------------------    --------------------
                                                        AVERAGE                    AVERAGE                  AVERAGE
                                                        EXERCISE                   EXERCISE                 EXERCISE
FOR THE YEARS ENDED JUNE 30:              SHARES         PRICE         SHARES       PRICE      SHARES        PRICE
-------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year           1,792,804       $34.55      1,224,473      $25.86    1,275,353      $24.09
Granted                                    265,630        32.79      1,239,978       38.10      193,950       32.31
Exercised                                 (357,435)       27.05       (671,647)      25.27     (244,830)      21.73
Outstanding, end of year                 1,700,999        35.85      1,792,804       34.55    1,224,473       25.86
Exercisable                              1,666,230        36.00      1,534,783       34.42    1,137,778       25.14
Available for grant                      4,612,569                   4,872,599                3,466,489


Of those available for future grant: 2,920,279; 3,188,167; and 2,859,562 for 1999, 1998, and 1997, respectively, are reload options.

The following table summarizes information concerning currently outstanding and exercisable options:



RANGE OF EXERCISE PRICES, PER SHARE                                  $10 - $20   $20 - $30    $30 - $40  $40 - $50
-------------------------------------------------------------------------------------------------------------------

For options outstanding:
Number outstanding                                                     22,842     160,923    1,401,077    116,157
Weighted average remaining contractual life                               1.0         6.8          8.7        8.5
Weighted average exercise price, per share                            $ 16.43    $  25.78   $    36.96   $  40.19
For options exercisable:
Number exercisable                                                     22,842     126,154    1,401,077    116,157
Weighted average exercise price, per share                            $ 16.43    $  25.01       $36.96   $  40.19

Certain potentially dilutive securities outstanding at June 30, 1999, 1998 and 1997, were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 1.61 million at a weighted-average exercise price of $37.75 per share for 1999; 900 thousand shares at a weighted-average exercise price of $40.90 per share in 1998; and 87 thousand shares at a weighted-average exercise price of $35.38 per share in 1997.
     Effective in fiscal year 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123, the Company will continue to apply the Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. If compensation expense for the Company's stock options issued in 1999, 1998 and 1997 had been determined based on the fair value method of accounting, as defined in SFAS 123, the Company's net income and earnings per basic and diluted share would have been reduced by approximately $2.0 million or $.06 per share in 1999; $6.4 million or $.18 per share in 1998; and $800 thousand or $.02 per share in 1997. These pro forma amounts may not be representative of future disclosures because the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.
     The Black-Scholes option valuation model was used to estimate the fair value of the options granted in fiscal year 1999, 1998 and 1997. Such models include subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. The Plan has characteristics that differ from traded options. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Principle assumptions used in applying the Black-Scholes model were as follows:



FOR YEARS ENDED JUNE 30,            1999     1998      1997
-------------------------------------------------------------
Risk-free interest rate             5.72%    5.83%     6.31%
Expected life, in years             4.11     5.02      6.63
Expected volatility                  .299     .298      .298
Expected dividend yield             4.22%    3.15%     3.82%
Fair value of options granted      $7.08    $9.88     $8.67



NOTE 9. COMMITMENTS AND OTHER MATTERS
--------------------------------------------------------------

A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have a material adverse effect on the Company. For the years ended June 30, 1999, 1998 and 1997, one customer accounted for revenues of $1.7 billion, $1.7 billion and $1.5 billion, respectively.
     The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that Common Market subsidies and value-added taxes will be repaid if the crops are not exported or if the subsidies are not properly distributed to Common Market farmers. At June 30, 1999, total exposure under guarantees issued for banking facilities of unconsolidated affiliates and suppliers was approximately $31 million. Other contingent liabilities approximate $55 million. The Company considers the possibility of loss on any of these guarantees to be remote.
     The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total adjustments, including penalties and interest, approximate $30 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.
     At June 30, 1999, the Company had approximately $50 million of loans outstanding to a farmer cooperative in Argentina. The loans are secured by tobacco and liens on real property, processing machinery and equipment and other assets of the cooperative. Although management expects to recover amounts represented by these loans, ultimate collection is contingent upon the ability of the farmers to produce competitively priced tobacco suitable for export, the financial condition and management of the cooperative, and the value of the assets pledged as security for the loans.
     The Company's operating subsidiaries within each industry segment perform credit evaluations of customers' financial condition prior to the extension of credit. Generally, accounts and notes receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements and such amounts have not been material. In the lumber and building product operations in Europe, it is traditional business practice to insure a major portion of accounts and notes receivable against uncollectibility. At June 30, accounts and notes receivable by operating segment were as follows (in millions of dollars):



AT JUNE 30,                            1999      1998
-----------------------------------------------------
Tobacco                                $184      $254
Lumber and Building Products             87        91
Agri-Products                            55        48
                                      ---------------
                                       $326      $393
=====================================================

NOTE 10. SEGMENT INFORMATION
--------------------------------------------------------------------------------

In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." Prior-period amounts have been restated in accordance with the requirements of the new standard.
     The standard requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. Segments are based on product categories. The Company evaluates performance based on operating income and equity in pretax earnings of unconsolidated affiliates.

Reportable segments are as follows:

TOBACCO
Selecting, buying, shipping, processing, packing, storing, and financing leaf tobacco in tobacco growing countries for the account of, or for resale to, manufacturers of tobacco products throughout the world.

LUMBER AND BUILDING
Distribution of lumber and building products to the building and construction market in Europe, primarily in the Netherlands.

AGRI-PRODUCTS
Trading and processing tea and sunflower seeds and trading other products from the countries of origin to various customers throughout the world.

The accounting policies of the segments are the same as those described in Note
1. Sales between segments are insignificant. Sales and other operating revenues are attributable to individual countries based on the location of the subsidiary.




REPORTABLE SEGMENT DATA              SALES AND OTHER OPERATING REVENUES                 OPERATING INCOME
                                ----------------------------------------        -----------------------------------
                                    1999         1998           1997            1999          1998          1997
-------------------------------------------------------------------------------------------------------------------

Tobacco                        $ 2,944,762    $ 3,193,413    $ 3,028,419    $   240,561   $   272,031   $   218,966
Lumber and building products       547,794        550,901        597,069         24,427        20,361        26,876
Agri-products                      512,347        542,890        487,187         17,538        18,852        14,545
-------------------------------------------------------------------------------------------------------------------
Total segments                   4,004,903      4,287,204      4,112,675        282,526       311,244       260,387
Corporate expenses                                                              (13,904)      (15,949)      (11,696)
Equity in pretax earnings of
  unconsolidated affiliates                                                     (14,066)      (16,901)      (11,864)
-------------------------------------------------------------------------------------------------------------------
Consolidated total             $ 4,004,903    $ 4,287,204    $ 4,112,675    $   254,556   $   278,394   $   236,827
===================================================================================================================




                                   SEGMENT ASSETS            DEPRECIATION AND AMORTIZATION            CAPITAL EXPENDITURES
                        -------------------------------     -------------------------------    --------------------------------
                        1999         1998          1997        1999      1998       1997        1999       1998        1997
--------------------------------------------------------------------------------------------------------------------------------

Tobacco              $1,411,221   $1,557,825   $1,552,911    $42,459    $41,516    $39,677     $56,111    $89,407      $45,363
Lumber and
 building products      255,333      267,365      275,164      8,180      7,466      9,774      11,096      4,890       10,162
Agri-products           153,811      171,175      150,322      2,123      2,089      2,119       1,947      2,423        3,292
--------------------------------------------------------------------------------------------------------------------------------
Total segments        1,820,365    1,996,365    1,978,397     52,762     51,071     51,570      69,154     96,720       58,817
Corporate                 2,758        2,137        2,073
--------------------------------------------------------------------------------------------------------------------------------
Consolidated total   $1,823,123   $1,998,502   $1,980,470    $52,762    $51,071    $51,570     $69,154    $96,720      $58,817
================================================================================================================================

GEOGRAPHIC DATA



SALES AND OTHER OPERATING REVENUES                  1999                         1998                         1997
-------------------------------------------------------------------------------------------------------------------

United States                                $ 2,081,159                  $ 2,146,575                  $ 2,005,603
The Netherlands                                  782,496                      827,528                      814,779
All other countries                            1,141,248                    1,313,101                    1,292,293
-------------------------------------------------------------------------------------------------------------------
Consolidated total                           $ 4,004,903                  $ 4,287,204                  $ 4,112,675

LONG-LIVED ASSETS                                   1999                         1998                         1997
-------------------------------------------------------------------------------------------------------------------
United States                                $   209,422                  $   206,866                  $   206,511
The Netherlands                                   82,033                       78,543                       79,144
Brazil                                            75,563                       76,869                       83,870
All other countries                              190,289                      158,026                      123,153
-------------------------------------------------------------------------------------------------------------------
Consolidated total                           $   557,307                  $   520,304                  $   492,678




NOTE 11. UNAUDITED QUARTERLY FINANCIAL DATA
--------------------------------------------------------------------------------

Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, it is always more meaningful to focus on cumulative rather than quarterly results.



                                                          FIRST           SECOND           THIRD           FOURTH
FOR THE YEARS ENDED JUNE 30,                             QUARTER          QUARTER         QUARTER          QUARTER
-------------------------------------------------------------------------------------------------------------------

1999
Sales and other operating revenues                    $   879,285       $1,297,719      $1,222,814       $605,085
Gross profit                                              136,584          168,532         142,752        162,616
Net income                                                 27,057           41,424          29,354         29,441
Net income per common share-Basic                            0.79             1.23            0.88           0.91
Net income per common share-Diluted                          0.78             1.23            0.88           0.91
Cash dividends declared per common share                     0.28             0.30            0.30           0.30

Market price range:    High                                    38 3/4           38 1/16         34 11/16       28 13/16
                       Low                                     31 1/2           32 15/16        25 9/16        23 7/8

1998
Sales and other operating revenues                    $ 1,023,156       $1,265,157      $1,152,696       $846,195
Gross profit                                              142,235          161,529         167,543        171,797
Net income                                                 32,773           38,085          31,546         38,854
Net income per common share-Basic                             .93             1.08             .90           1.10
Net income per common share-Diluted                           .92             1.08             .89           1.10
Cash dividends declared per common share                     .265             .280            .280           .280

Market price range:    High                                    38 5/8            41 1/2         49 1/2         44
                       Low                                     32               36              37             34 5/8
===================================================================================================================


In the fourth quarter of fiscal years 1999 and 1998, the Company recorded approximately $6 million and $11 million in charges related to tobacco inventory. The Company also recorded a gain of $16.7 million related to the sale of an investment in the fourth quarter of fiscal year 1998.

               Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Shareholders of Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                                        /s/  Ernst & Young LLP
                                                        ----------------------
Richmond, Virginia
August 5, 1999

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


/s/  Hartwell H. Roper
----------------------
Hartwell H. Roper
Vice President & Chief Financial Officer
August 5, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the three years ended June 30, 1999, there were no changes in and disagreements between the Company and its independent auditors on any matter of accounting principles, practices or financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to the caption, "Election of Directors" in the September 24, 1999 Proxy Statement which information is incorporated herein by reference. The following are Executive Officers as of September 24, 1999.


Name                                   Position                                                          Age
----                                   --------                                                          ---
H. H. Harrell                          Chairman and Chief                                                 60
                                       Executive Officer

A. B. King                             President and Chief                                                53
                                       Operating Officer

H. H. Roper                            Vice President and                                                 51
                                       Chief Financial Officer

W. L. Taylor                           Vice President and                                                 58
                                       Chief Administrative Officer

D.G. Cohen Tervaert                    President and Chairman of the                                      46
                                       Board of Deli Universal, Inc.

J. M. M. van de Winkel                 Executive Vice President and Vice                                  50
                                       Chairman of Deli-Universal, Inc.

J. M. White, III                       Vice President, General Counsel                                    60
                                       and Secretary


There are no family relationships between any of the above officers.

All of the above officers have been employed by the Company in the listed capacities during the last five years except:

J. M. M. van de Winkel was elected Vice Chairman of Deli Universal, Inc. in 1995. From December 1989 to January 1995, Mr. Van de Winkel was an Executive Vice President with Deli Universal, Inc.

ITEM 11.         EXECUTIVE COMPENSATION

Refer to the caption, "Executive Compensation," in the Company's September 24, 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to the caption, "Stock Ownership," in the Company's September 24, 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to the caption, "Certain Transactions and Relationships," in the Company's September 24, 1999 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)       The following consolidated financial statements of Universal
                   Corporation and Subsidiaries are included in Item 8:

                   Consolidated Statements of Income for the years ended June 30, 1999, 1998 and 1997

                   Consolidated Balance Sheets at June 30, 1999 and 1998

                   Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997

                   Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1999, 1998 and 1997

                   Notes to Consolidated Financial Statements for the years ended June 30, 1999, 1998 and 1997

                   Report of Ernst & Young LLP, Independent Auditors

         (2)      Financial Statement Schedules: None

         (3)      List of Exhibits:

                  3.1 Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant's Form 8-A Registration Statement, dated December 22, 1998, File No.1-652).

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

                  4.4 Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated December 3, 1998, File No. 1-652).

                  4.5 First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated May 7, 1999, File No. 1-652).

                  4.6 Specimen Common Stock Certificate (incorporated herein by reference to the Registrant's Amendment No. 1, dated May 7, 1999, to Registrant's Form 8-A Registration Statement dated December 22, 1998, File No. 1-652).

                  4.7 Form of 6 1/2% Note due February 15, 2006 (incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated February 20, 1996, File No. 1-652).

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

                  10.2 Universal Leaf Tobacco Company, Incorporated Supplemental Stock Purchase Plan, (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

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

                  10.8 Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, dated September 25, 1998, File No. 1-652).

                  10.9 Universal Corporation 1989 Executive Stock Plan, as amended on December 1, 1994 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

                  10.10 Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

                  10.11 Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

                  10.12 Deli Universal, Inc. Management Performance Plan (incorporated herein by reference to the Registrant's Annual Report on year ended June 30, 1992, File No. 1-652).

                  10.13 Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

                  10.14 Universal Corporation Outside Directors' 1994 Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

                  10.15 Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

                  10.16 Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

                  10.17 Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

                  10.18 Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

                  10.19 Form of Amendment to Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

                  10.20 Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

                  10.21 First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

                  10.22 Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to Executive Officers (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

                  10.23 Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to officers (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

                  10.24 Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

                  10.25 1997 Non-Qualified Stock Option Agreement between Deli-Universal, Inc. and D. G. Cohen Tervaert (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

                  10.26 Employment Agreement (dated January 15, 1998 between Universal Corporation and Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper, Edward M. Schaaf, III, and James M. White, III (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

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

                  10.29 Universal Corporation Charitable Award Program (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

                  10.30 Universal Corporation 1997 Executive Stock Plan (incorporated herein by reference to Exhibit 4.7 to the Registrant's Form S-8 Registration Statement filed October 31, 1997, File No. 333-3927).

                  10.31 1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

                  12       Ratio of Earnings to Fixed Charges*

                  21       Subsidiaries of the Registrant.*

                  23       Consent of Ernst & Young LLP.*

                  27       Financial Data Schedule.*

* Filed herewith.

(b)      Reports on Form 8-K

         Form 8-K filed on May 7, 1999. The form reports the change of the Company's Transfer Agent, Registrar, Dividend Paying Agent and Automatic Dividend Reinvestment Plan Administrator from Wachovia Bank N.A. to Norwest Bank Minnesota, N.A. The report also reports the amendment of the Company's Rights Agreement making Norwest Bank Minnesota, N.A. Rights Agent under that agreement.

         Form 8-K filed on May 6, 1999. The form reports a press release issued by the Company on May 5, 1999. The press release announces the Company's earnings for the third quarter of its fiscal year 1999.

         Form 8-K filed on April 27, 1999. The form reports a press release issued by the Company on April 27, 1999. The press release announces the Company's consolidation of its North American tobacco operations.

         Form 8-K filed on April 16, 1999. The form reports a press release issued by the Company on April 14, 1999. The press release announces that a subsidiary of the Company had reached a preliminary agreement to acquire certain tobacco purchasing and processing operations in Poland.

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

                                                 UNIVERSAL CORPORATION
September 28, 1999                               By:/s/ Henry H. Harrell
                                                 -----------------------

                                                       Henry H. Harrell
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Henry H. Harrell                                 Chairman, Chief Executive                   September 28, 1999
--------------------                                 Officer and Director
        Henry H. Harrell                             (Principal Executive Officer)

/s/ Allen B. King                                    President, Chief Operating                  September 28, 1999
-----------------                                    Officer and Director
        Allen B. King

/s/ Hartwell H. Roper                                Vice President and                          September 28, 1999
---------------------                                Chief Financial Officer
        Hartwell H. Roper

/s/ William J. Coronado                              Vice President and
-----------------------                              Controller (Principal                       September 28, 1999
        William J. Coronado                          Accounting Officer)

/s/ William W. Berry                                 Director                                    September 28, 1999
--------------------
        William W. Berry

/s/ Charles H. Foster, Jr.                           Director                                    September 28, 1999
--------------------------
        Charles H. Foster, Jr.

/s/ Richard G. Holder                                Director                                    September 28, 1999
---------------------
        Richard G. Holder

/s/ Jeremiah J. Sheehan                              Director                                    September 28, 1999
-----------------------
        Jeremiah J. Sheehan

/s/ Hubert R. Stallard                               Director                                    September 28, 1999
----------------------
        Hubert R. Stallard
