Form 10-K/A
period 1999-06-30
UNIVERSAL CORP /VA/
filed 1999-10-01
CIK 102037

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-K/A

                            (Amendment No. 1)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended June 30, 1999

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-652

                             UNIVERSAL CORPORATION
            (Exact name of Registrant as specified in its charter)

              Virginia                                     54-0414210
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)

     1501 North Hamilton Street,                        804-359-9311
      Richmond, Virginia 23230                      (Registrant's telephone
   (Address of principal executive                          number)
            offices)


          Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
        Title of each class             on which registered
        -------------------           -----------------------
     Common Stock, no par value       New York Stock Exchange
     Preferred Share Purchase Rights  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by "X" mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by "X" mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates was $820,000,000 and the total number of shares of common stock outstanding was 31,247,660 at September 24, 1999.

                     INFORMATION INCORPORATED BY REFERENCE

Certain information in the September 24, 1999 Proxy Statement for the Annual Meeting of Shareholders of Registrant is incorporated by reference into Part III hereof.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNIVERSAL CORPORATION
October 1, 1999

                                                 /s/ Hartwell H. Roper
                                          By: _________________________________
                                                   Hartwell H. Roper
                                                  Vice President and Chief
                                                   Financial Officer