Form 10-Q
period 1999-09-30
UNIVERSAL CORP /VA/
filed 1999-11-10
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 1999

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the Transition Period From___________to_____________


                          Commission file number 1-652

                              UNIVERSAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           VIRGINIA                                             54-0414210
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

   1501 North Hamilton Street, Richmond, Virginia           23230
   ----------------------------------------------         ----------
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
                                     Yes     X     No
                                         --------     ---------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date:

Common Stock, No par value -30,981,947 shares outstanding as of November 3, 1999

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three Months Ended September 30, 1999 and 1998
(In thousands of dollars, except per share data)
                                                                        1999               1998
                                                                  --------------------------------

Sales and other operating revenues                                    $782,988           $879,285

Costs and expenses
    Cost of goods sold                                                 653,529            742,701
    Selling, general and administrative expenses                        77,878             78,314
                                                                  --------------------------------
Operating Income                                                        51,581             58,270

    Equity in pretax earnings of unconsolidated affiliates               6,596                570
    Interest expense                                                    11,776             15,542
                                                                  --------------------------------

Income before income taxes and other items                              46,401             43,298
    Income taxes                                                        16,704             16,021
    Minority interests                                                     195                220
                                                                  --------------------------------


Net income                                                            $ 29,502            $27,057
==================================================================================================


Earnings per share                                                       $ .93              $ .79
==================================================================================================


Diluted earnings per share                                               $ .93              $ .78
==================================================================================================


Retained earnings - Beginning of period                               $510,123           $508,137
Net income                                                              29,502             27,057
Cash dividends declared ($.30 - 1999; $.28 - 1998)                      (9,313)            (9,448)
Purchase of common stock                                               (24,333)           (33,012)
                                                                  --------------------------------
Retained earnings - End of period                                     $505,979           $492,734


See accompanying notes.

                                                            2

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                            September 30,                 June 30,
                                                                                1999                        1999
                                                                         --------------------       ---------------------

ASSETS
Current
    Cash and cash equivalents                                                       $ 82,812                    $ 92,784
    Accounts receivable                                                              340,921                     326,055
    Advances to suppliers                                                             51,678                      72,455
    Accounts receivable - unconsolidated affiliates                                   12,032                      17,707
    Inventories - at lower of cost or market:
        Tobacco                                                                      570,608                     419,256
        Lumber and building products                                                  81,213                      85,458
        Agri-products                                                                 71,736                      74,114
        Other                                                                         35,275                      33,218
    Prepaid income taxes                                                               4,000                      20,993
    Deferred income taxes                                                                461                       6,952
    Other current assets                                                              25,328                      21,333
                                                                         ------------------------------------------------
        Total current assets                                                       1,276,064                   1,170,325

Property, plant and equipment - at cost
    Land                                                                              30,062                      29,743
    Buildings                                                                        240,990                     237,054
    Machinery and equipment                                                          504,925                     491,201
                                                                         ------------------------------------------------
                                                                                     775,977                     757,998
        Less accumulated depreciation                                                419,766                     409,678
                                                                         ------------------------------------------------

                                                                                     356,211                     348,320
Other assets
    Goodwill                                                                         116,992                     117,871
    Other intangibles                                                                 20,387                      20,950
    Investments in unconsolidated affiliates                                          75,997                      95,491
    Other noncurrent assets                                                           75,710                      70,166
                                                                         ------------------------------------------------
                                                                                     289,086                     304,478

                                                                                  $1,921,361                  $1,823,123
=========================================================================================================================

See accompanying notes.

                                                            3

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                            September 30,                  June 30,
                                                                                1999                        1999
                                                                         --------------------       ----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
    Notes payable and overdrafts                                                 $   452,395                 $    497,399
    Accounts payable                                                                 249,966                      235,310
    Accounts payable - unconsolidated affiliates                                      12,998                       14,186
    Customer advances and deposits                                                   253,025                       82,432
    Accrued compensation                                                              13,872                       24,291
    Income taxes payable                                                              17,846                       15,836
    Current portion of long-term obligations                                          29,013                       29,046
                                                                         -------------------------------------------------
        Total current liabilities                                                  1,029,115                      898,500

Long-term obligations                                                                201,518                      221,545

Postretirement benefits other than pensions                                           43,437                       42,981

Other long-term liabilities                                                           47,855                       45,474

Deferred income taxes                                                                 28,448                       39,198

Minority interests                                                                    36,596                       36,389

Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000
     shares none issued or outstanding
  Common stock, no par value, authorized 100,000,000
     shares, issued and outstanding 31,174,304 shares
     (32,090,550 at June 30, 1999)                                                    74,437                       75,758
   Retained earnings                                                                 505,979                      510,123
   Accumulated other comprehensive income                                            (46,024)                     (46,845)
                                                                         -------------------------------------------------
         Total shareholders' equity                                                  534,392                      539,036

                                                                         -------------------------------------------------
                                                                                $  1,921,361                $   1,823,123
==========================================================================================================================

See accompanying notes.

                                                         4

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 1999 and 1998
(In thousands of dollars)

                                                                            1999                      1998
                                                                     ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $29,502                   $27,057
   Adjustments to reconcile net income to net
     cash provided by operating activities                                         6,700                     5,600
   Changes in operating assets and liabilities                                    45,826                   105,929
                                                                     ----------------------------------------------
     Net cash provided by operating activities                                    82,028                   138,586

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                    (14,000)                  (20,000)
    Proceeds from sale of equity investment                                       22,000
                                                                     ----------------------------------------------
      Net cash provided (used) in investing activities                             8,000                   (20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of short-term debt, net                                            (45,000)                  (43,000)
    Repayment of long-term debt                                                  (20,000)                  (23,000)
    Purchases of common stock                                                    (25,700)                  (35,300)
    Dividends paid                                                                (9,300)                   (9,500)
                                                                     ----------------------------------------------
      Net cash used in financing activities                                     (100,000)                 (110,800)

Net increase (decrease) in cash and cash equivalents                              (9,972)                    7,786
Cash and cash equivalents at beginning of year                                    92,784                    79,835
                                                                     ----------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 82,812                  $ 87,621
===================================================================================================================


See accompanying notes.

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999


All figures contained herein are unaudited.

1) Universal Corporation, together with its subsidiaries and affiliates, is also referred to as the Company or Universal. The operations of domestic and foreign tobacco, lumber and building products, and agri-products segments are seasonal. Therefore, the results of operations for the periods ended September 30, 1999, are not necessarily indicative of results to be expected for the year ending June 30, 2000. All adjustments necessary to state fairly the results for such period have been included and were of a normal recurring nature.

2). Contingent liabilities: At September 30, 1999, total exposure under guarantees issued for banking facilities of unconsolidated affiliates and suppliers was approximately $39 million. Other contingent liabilities approximate $33 million and relate principally to performance bonds, Common Market subsidies and accounts receivable sold with recourse. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $30 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations. At September 30, 1999, the Company had approximately $23 million of loans to a farmer cooperative in Argentina. The loans are secured by tobacco and liens on real property, processing machinery and equipment and other assets of the cooperative. Although management expects to recover amounts represented by these loans, ultimate collection is contingent upon the ability of the farmers to produce competitively priced tobacco suitable for export, the financial condition and management of the cooperative, and the value of the assets pledged as security for the loans.

3) Comprehensive Income:


For the three months ended September 30,          1999                 1998
                                            ----------------   -----------------
(in thousands of dollars)

Net income                                          $29,502             $27,057

Foreign currency translation adjustment
                                                        821               1,514
                                            ------------------------------------

Comprehensive income                                $30,323             $28,571
                                            ====================================

4) The following table sets forth the computation of earnings per share and diluted earnings per share.


For the three months ended September 30,         1999                 1998
                                             -----------------------------------

Net income (in thousands of dollars)               $29,502              $27,057
                                             -----------------------------------

Denominator for earnings per share:
         Weighted average shares                31,692,282           34,391,290

Effect of dilutive securities:
          Employee stock options                    15,662               92,553
                                             -----------------------------------
Denominator for diluted earnings per share      31,707,944           34,483,843
                                             -----------------------------------

Earnings per share                                    $.93                 $.79
                                             ===================================

Diluted earnings per share                            $.93                 $.78
                                             ===================================


The Company has purchased 992 thousand shares during the quarter.

5) Segments are based on product categories. The Company evaluates performance based on segment operating income, which includes equity in pretax earnings of unconsolidated affiliates.

For the three months ended September 30,

                                       SALES AND OTHER OPERATING REVENUES              OPERATING INCOME
                                             1999             1998                    1999           1998
                                        ---------------------------------         -----------------------------

Tobacco                                      $  509,755      $   606,402              $  48,606      $  49,463

Lumber and building products                    142,021          139,264                  8,810          7,816

Agri-products.                                  131,212          133,619                  5,058          5,197
---------------------------------------------------------------------------------------------------------------
Total segments                                  782,988          879,285                 62,474         62,476

Corporate expenses                                                                       (4,297)        (3,636)

Equity in pretax earnigns of
unconsolidated affiliates                                                                (6,596)          (570)
                                        -----------------------------------------------------------------------
Consolidated total                           $  782,988      $   879,285              $  51,581      $  58,270
                                        =======================================================================

6) Certain prior year amounts have been reclassified to be reported on a consistent basis with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Working capital at September 30, 1999 was $247 million compared to $272 million at June 30, 1999. The decline in working capital was due to a combination of increased current assets, which were up $106 million (primarily from an increase in tobacco inventories), offset by an increase in current liabilities of $131 million. The components of working capital fluctuate between June and September. In the United States, tobacco working capital needs are normally at their lowest point at June 30. In the first quarter of the fiscal year, the U.S. flue-cured tobacco markets open and tobacco is purchased and shipped to factories for processing. Tobacco inventories generally are financed by notes payable and customer advances. The mix of notes payable and customer advances is dependent on both the Company's and its customers' borrowing capabilities, interest rates and exchange rates. The Company does not purchase material quantities of tobacco in the United States on a speculative basis; thus the increase in tobacco inventory represents tobacco that has been committed to customers.

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

         The Company continues its share purchase program, which has been in progress since May 6, 1998. As of October 26, 1999, the Company had purchased
4.5 million shares of Universal common stock at a total price of approximately $143 million. The program provides for purchases of up to $200 million. Currently, about 31 million shares are outstanding. The liquidity and capital resources of the Company at September 30, 1999, remain adequate to support the Company's short-term and long-term operating needs.

Results of Operations
---------------------

         'Sales and Other Operating Revenues' decreased $96 million or 11% in the first quarter of fiscal year 2000. The decline in tobacco revenues accounted for nearly all of the decrease; however a small increase in lumber and building products revenues was virtually offset by a decline in agri-products sales. The lower tobacco revenues were the result of the smaller flue-cured crop in the United States and lower tobacco prices in Brazil caused by lower currency values. Although tobacco in Brazil is purchased and sold in dollars, the devaluation of the Brazilian real reduced the component costs of the tobacco as well as the price to customers.

         Fiscal year 2000 segment operating income in the first quarter was comparable to the same period last year at $62 million, however, fiscal year 2000 includes a one-time gain of $4 million from the sale of an interest in a tobacco joint venture. Tobacco operating income (excluding the gain) was down almost 10% or $5 million. One factor in those results was the reduction of U.S. crops in response to increased U.S. stabilization inventories and lower demand by manufacturers. Although the effect of flooding from Hurricane Floyd has not yet been fully tallied, it is not expected to cause any significant further reductions in current marketings. Volumes of Brazilian tobacco shipped were also lower than those in the first quarter of fiscal year 1999, despite the large Brazilian crop, because of benefits from shipment timing last year. However, shipments of African tobacco and dark tobaccos were up in the quarter, reflecting shipments that customers delayed from fiscal year 1999. Earnings from an oriental tobacco joint venture improved significantly due to similar customer requested shipment changes. Despite the adverse effect of the stronger U.S.

dollar, lumber and building products operating income improved $1 million or 13 percent compared to the same period last year. Improved weather led to a high level of activity in the construction sector after a protracted period of poor conditions. Higher world prices for hardwood further benefited margins. Operating income for the agri-products business was slightly down as strong results from rubber, nuts, and canned and frozen foods partially mitigated the effects of weather and economic difficulties in tea markets.

         Interest expense decreased in the quarter due to reduced debt. The Company's estimated effective tax rate in fiscal year 2000 is approximately 36%.

         As reported in the Company's 1999 Annual Report on Form 10-K (refer to Management's Discussion and Analysis of Operations), Universal has developed a plan to mitigate the effects of the year 2000 problem on its operations. As of November 1, 1999, the Company's business units have completed the internal aspects of the Company's year 2000 plan with regard to all mission critical information systems and other computerized technology. The Company's business units have also completed their assessment of key suppliers and have implemented contingency plans where required. During the remainder of the calendar year, each business unit will continue to monitor its key suppliers and any changes in their respective year 2000 status. Universal's year 2000 task force has completed its scheduled reviews of material business units' compliance with the Company's year 2000 plan. The task force's mission for the remainder of the year is to keep various business units informed of any developments on the year 2000 problem. The Company has spent approximately $8 million to address the year 2000 problem through September 30, 1999, and does not expect to spend additional significant amounts.

         As Universal begins fiscal year 2000, management believes its strategy is proving itself in the face of what have been, and continue to be, very difficult market conditions. The Company expects that uncommitted flue-cured and burley tobacco inventories in the hands of the trade and the U.S. stabilization cooperatives will continue to increase during the fiscal year from the current levels, which are estimated at about 270 thousand tons. However, the Company believes that tobacco leaf inventory levels should begin to moderate during fiscal year 2001 as crops are further reduced. During this two-year period, the Company expects to continue to show strong performance, underlining the fundamental strength of its strategy.

         Readers are cautioned that the statements contained herein regarding expected earnings and expectations for the Company's performance are forward-looking statements based upon management's current knowledge and assumptions about future events, including anticipated levels of production of tobacco and demand for tobacco and the Company's products and services, costs incurred in providing these products and services, and timing of shipments to customers. Lumber earnings could also be affected by a number of factors, including the translation effects of currency rate changes and unusual weather conditions in the Netherlands. Actual results, therefore, could vary from those expected. Reference is made to Items 1 and 7 and the Notes to the Consolidated Financial Statements in Item 8 of the Company's Form 10-K for the fiscal year ended June 30, 1999, regarding important factors that would cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in Item 2 of this Form 10-Q.

PART II.          OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         The Company held its annual meeting of shareholders on October 26, 1999, to elect three directors to serve three-year terms each, one director to serve a two-year term and one director to serve a one-year term and to approve the Universal Corporation Executive Officer Annual Incentive Plan. The names of the five directors and the number of votes cast for them are listed below:

Name of Director                            Votes for            Votes withheld
----------------                            ---------            --------------
William W. Berry (three year)               27,463,121              192,374
Dr. Ronald E. Carrier (three year)          27,463,840              191,655
Hubert R. Stallard (three year)             27,456,893              198,602
Richard G. Holder (two year)                27,463,458              192,037
Lawrence S. Eagleburger (one year)          26,402,338            1,253,157


         No broker non-votes were recorded with regard to the election of any of the five directors listed above. The directors whose terms continued after the meeting were Charles H. Foster, Jr., Joseph C. Farrell, Henry H. Harrell, Allen
B. King, and Jeremiah J. Sheehan.

         The  number  of  shares  voted  for  the  approval  of  the   Universal
Corporation Executive Officer Annual Incentive Plan was as follows:

For                        Abstained                          Against
---                        ---------                          -------

26,495,956                 223,673                            935,866

         No broker non-votes were recorded with regard to the approval of the Universal Corporation Executive Officer Annual Incentive Plan.

Item 6.  Exhibits and Reports on Form 8-K

a.               Exhibits
                 --------

12               Ratio of earnings to Fixed Charges.*

27               Financial Data Schedule.*

b.               Reports on Form 8-K
                 -------------------

(i) Form 8-K filed on September 22, 1999, filing the press release announcing flood damage caused by Hurricane Floyd.

(ii) Form 8-K filed on October 27, 1999, filing the press release announcing first quarter results.

*  Filed Herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 10, 1999                       UNIVERSAL CORPORATION
                                      ---------------------------------------
                                                  (Registrant)



                                      /s/   Hartwell H. Roper
                                      ---------------------------------------
                                       Hartwell H. Roper, Vice President and
                                              Chief Financial Officer



                                      /s/   William J. Coronado
                                      ---------------------------------------
                                      William J. Coronado, Vice President and
                                                     Controller
                                           (Principal Accounting Officer)