Form 10-Q
period 1999-12-31
UNIVERSAL CORP /VA/
filed 2000-02-07
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 1999
                     -----------------
                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the Transition Period From_________________to_________________



                          Commission file number 1-652
                                                 -----

                              UNIVERSAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           VIRGINIA                                             54-0414210
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

   1501 North Hamilton Street, Richmond, Virginia            23230
-----------------------------------------------------    ------------
      (Address of principal executive offices)             (Zipcode)


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

Common Stock, No par value-30,050,347 shares outstanding as of February 1, 2000


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Six Months Ended December 31, 1999 and 1998
(In thousands of dollars, except per share data)
                                                                   THREE MONTHS                      SIX MONTHS
THREE AND SIX MONTHS ENDED DECEMBER 31,                         1999            1998            1999              1998
                                                           -----------------------------------------------------------------
(In thousands of dollars, except share and per share data)
Sales and other operating revenues                             $1,032,453      $1,297,719      $1,815,441        $2,177,004

Costs and expenses
    Cost of goods sold                                            883,805       1,129,187       1,537,334         1,871,888
    Selling, general and administrative expenses                   89,241          85,670         167,119           163,984
                                                           -----------------------------------------------------------------

Operating Income                                                   59,407          82,862         110,988           141,132
    Equity in pretax earnings of unconsolidated affiliates           (674)          1,212           5,922             1,782
    Interest expense                                               14,764          13,146          26,540            28,688
                                                           -----------------------------------------------------------------

Income before income taxes and other items                         43,969          70,928          90,370           114,226
    Income taxes                                                   15,829          26,243          32,533            42,264
    Minority interests                                              1,992           3,261           2,187             3,481
                                                           -----------------------------------------------------------------


Net Income                                                        $26,148         $41,424         $55,650           $68,481
============================================================================================================================

Earnings per common share                                           $0.85           $1.23           $1.78             $2.02
============================================================================================================================

Diluted earnings per share                                          $0.85           $1.23           $1.78             $2.01
============================================================================================================================

Cash dividends declared per share                                   $0.31           $0.30           $0.61             $0.58
============================================================================================================================


Retained earnings - Beginning of period                                                          $510,123          $508,137
Net income                                                                                         55,650            68,481
Cash dividends declared                                                                           (18,656)          (19,415)
Purchase of common stock                                                                          (45,006)          (54,004)
                                                                                            --------------------------------

Retained earnings - End of period                                                                $502,111          $503,199
============================================================================================================================



See accompanying notes.



Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                            December 31,                  June 30,
                                                                                1999                        1999
                                                                         --------------------       ---------------------

ASSETS

Current
    Cash and cash equivalents                                                       $ 87,102                    $ 92,784
    Accounts receivable                                                              365,111                     326,055
    Advances to suppliers                                                             65,947                      72,455
    Accounts receivable - unconsolidated affiliates                                   16,848                      17,707
    Inventories - at lower of cost or market:
        Tobacco                                                                      671,370                     419,256
        Lumber and building products                                                  74,801                      85,458
        Agri-products                                                                 64,023                      74,114
        Other                                                                         29,359                      33,218
    Prepaid income taxes                                                               9,382                      20,993
    Deferred income taxes                                                              7,347                       6,952
    Other current assets                                                              14,971                      21,333
                                                                         ------------------------------------------------
        Total current assets                                                       1,406,261                   1,170,325

Property, plant and equipment - at cost
    Land                                                                              29,613                      29,743
    Buildings                                                                        241,064                     237,054
    Machinery and equipment                                                          513,795                     491,201
                                                                         ------------------------------------------------
                                                                                     784,472                     757,998
        Less accumulated depreciation                                                427,210                     409,678
                                                                         ------------------------------------------------
                                                                                     357,262                     348,320
Other assets
    Goodwill                                                                         116,597                     117,871
    Other intangibles                                                                 19,695                      20,950
    Investments in unconsolidated affiliates                                          80,484                      95,491
    Other noncurrent assets                                                           79,417                      70,166
                                                                         ------------------------------------------------
                                                                                     296,193                     304,478
                                                                         ------------------------------------------------
                                                                                  $2,059,716                  $1,823,123

=========================================================================================================================

See accompanying notes.




Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                             December 31,                  June 30,
                                                                                 1999                        1999
                                                                         --------------------       ----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                                                 $   543,241                 $    497,399
    Accounts payable                                                                 275,971                      235,310
    Accounts payable - unconsolidated affiliates                                      13,438                       14,186
    Customer advances and deposits                                                   282,024                       82,432
    Accrued compensation                                                              17,462                       24,291
    Income taxes payable                                                              13,369                       15,836
    Current portion of long-term obligations                                          28,807                       29,046
                                                                         -------------------------------------------------
        Total current liabilities                                                  1,174,312                      898,500

Long-term obligations                                                                201,450                      221,545

Postretirement benefits other than pensions                                           42,126                       42,981

Other long-term liabilities                                                           48,081                       45,474

Deferred income taxes                                                                 34,507                       39,198

Minority interests                                                                    35,340                       36,389

Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000
     shares none issued or outstanding
  Common stock, no par value, authorized 100,000,000
     shares, issued and outstanding 30,249,947 shares
     (32,090,550 at June 30, 1999)                                                    72,474                       75,758
   Retained earnings                                                                 502,111                      510,123
   Accumulated other comprehensive income                                            (50,685)                     (46,845)

                                                                         -------------------------------------------------
         Total shareholders' equity                                                  523,900                      539,036
                                                                         -------------------------------------------------
                                                                                $  2,059,716                $   1,823,123
==========================================================================================================================

See accompanying notes.



Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 1999 and 1998
(In thousands of dollars)
                                                                         December 31,              December 31,
                                                                             1999                      1998
                                                                     --------------------      --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $   55,650                $   68,481
   Adjustments to reconcile net income to net
     cash provided by operating activities                                        14,000                    29,000
   Changes in operating assets and liabilities                                   (26,332)                  101,163
                                                                     ----------------------------------------------
     Net cash provided by operating activities                                    43,318                   198,644

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                    (30,000)                  (39,000)
    Proceeds from sale of equity investment                                       22,000                         -
                                                                     ----------------------------------------------
      Net cash provided (used) in investing activities                            (8,000)                  (39,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt, net                                  46,000                   (61,000)
    Repayment of long-term debt                                                  (20,000)                  (23,000)
    Purchases of common stock                                                    (49,000)                  (58,000)
    Issuance of common stock                                                       1,000                     2,000
    Dividends paid                                                               (19,000)                  (19,000)
                                                                     ----------------------------------------------
      Net cash used in financing activities                                      (41,000)                 (159,000)
                                                                     ----------------------------------------------
Net increase (decrease) in cash and cash equivalents                              (5,682)                      644
Cash and cash equivalents at beginning of year                                    92,784                    79,835
                                                                     ----------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   87,102                $   80,479
===================================================================================================================


See accompanying notes.

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999


All figures contained herein are unaudited.

1). Universal Corporation, with its subsidiaries (the "Company"), has seasonal operations in tobacco, lumber and building products, and agri-products. Therefore, the results of operations for the periods ended December 31, 1999 are not necessarily indicative of results to be expected for the year ending June 30, 2000. All adjustments necessary to state fairly the results for such period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year's presentation.

2). Contingent liabilities: At December 31, 1999, total exposure under guarantees issued for banking facilities of unconsolidated affiliates and suppliers was approximately $56 million. Other contingent liabilities approximate $29 million and relate principally to performance bonds and Common Market guarantees. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $25 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

3). The following table sets forth the computation of earnings per share and diluted earnings per share.

                                                            Three Months                             Six Months
Periods ended December 31,                            1999                1998                 1999              1998
                                                 --------------      --------------       --------------    ---------------

Net income (in thousands of dollars)                   $26,148             $41,424              $55,650           $ 68,481

Denominator for earnings per share:
         Weighted average shares                    30,803,630          33,571,791           31,247,956         33,981,541

Effect of dilutive securities:
          Employee stock options                         5,521              42,832               10,592             67,693
                                                 --------------      --------------       --------------    ---------------
Denominator for diluted earnings per share          30,809,151          33,614,623           31,258,548         34,049,234

Earnings per share                                        $.85               $1.23                $1.78              $2.02
                                                 ==============      ==============       ==============    ===============

Diluted earnings per share                                $.85               $1.23                $1.78              $2.01
                                                 ==============      ==============       ==============    ===============




On December 2, 1999, the Company announced that the Board of Directors had increased the authorization to repurchase the company's common stock to a total of $300 million. As of February 1 2000, nearly 5.5 million shares have been purchased at a total price of approximately $167 million, leaving about 30 million common shares outstanding

4). Comprehensive Income:
                                                           Three Months                         Six Months
Periods ended December 31,                          1999                  1998            1999               1998
                                               --------------         -------------    -----------       ------------
(in thousands of dollars)

Net income                                           $26,148               $41,424        $55,650            $68,481

Foreign currency translation adjustment               (4,661)                8,145         (3,840)             9,659
                                               --------------         -------------    -----------       ------------

Comprehensive income                                 $21,487               $49,569        $51,810            $78,140
                                               ==============         =============    ===========       ============


5)   Segments are based on product categories. The Company evaluates performance based on  segment  operating  income  and  equity  in  pretax  earnings  of unconsolidated affiliates.
                                                    Three Months                        Six Months
Period ended December 31                         1999          1998                 1999          1998
----------------------------------------------------------------------------------------------------------

Sales and other operating revenues

Tobacco                                        $ 767,945   $ 1,024,350          $ 1,277,700   $ 1,630,754
Lumber/building products                         138,801       138,762              280,822       278,026
Agri-products                                    125,707       134,607              256,919       268,225

----------------------------------------------------------------------------------------------------------
Total                                        $ 1,032,453   $ 1,297,719          $ 1,815,441   $ 2,177,005
==========================================================================================================

                                                     Three Months                       Six Months
Period ended December 31                          1999          1998                 1999          1998
----------------------------------------------------------------------------------------------------------

Operating income by segment

Tobacco                                         $ 52,964      $ 78,323            $ 102,213     $ 126,031
Lumber/building products                           6,724         6,215               15,533        14,031
Agri-products                                      3,578         4,773                8,636         9,971

----------------------------------------------------------------------------------------------------------
Total                                             63,266        89,311              126,382       150,033

Corporate expenses                                 4,533         5,237                9,472         7,119
Interest expense                                  14,764        13,146               26,540        28,688
Income before income taxes and
other items                                     $ 43,969     $  70,928             $ 90,370     $ 114,226
==========================================================================================================


6). Short- and Long Term-Debt: Effective December 16, 1999, the Company replaced its $300 million revolving credit facility with a new $270 million facility issued in tranches of $180 million and $90 million. In addition, uncommitted lines of credit available to the Company in the United States were reduced by $170 million in December 1999 primarily because one major bank exited the bid line segment of the credit markets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

         Working capital declined from $272 million at June 30, 1999, to $232 million at December 31, 1999. The components of working capital on a comparative basis fluctuated to varying degrees compared to June 30th primarily due to the seasonality of tobacco operations. The majority of the increase in current assets was reflected in tobacco inventory, which was supported by an increase in customer advances. The increases primarily represent purchases of crops that have not been processed and/or shipped due to customer requirements. In the United States, tobacco inventory at December 31 represent a combination of processed flue-cured tobacco that has not yet been shipped, and purchases from the burley crop, for which the season begins in mid-November. A significant percentage of the U.S. burley crop is purchased in the second quarter of the fiscal year. Processing begins shortly after purchase of the tobacco and continues through the beginning of the fourth quarter. June 30th usually represents the low point of U.S. tobacco inventory and receivables as most of the current crop has been shipped. Variations may occur quarter to quarter in the proportion of notes payable and customer advances that support inventories, depending on the Company's and its customers' borrowing capabilities, interest rates and exchange rates. The Company generally does not purchase tobacco in the U.S. on a speculative basis. In some of the foreign sourcing origins, the Company may advance funds for the purchase of leaf tobacco.

         Generally, the Company's tobacco operations conduct business in U.S. dollars, thereby limiting foreign exchange risk to local production and overhead costs. Agri-product and lumber operations enter into foreign exchange contracts to hedge firm purchase and sales commitments with terms of less than six months. Contracts used to manage foreign currency risks are not material. The Company's interest rate risk is limited because customers in the tobacco business usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

         On December 2, 1999, the Company announced that the Board of Directors had increased the authorization to repurchase the company's common stock to a total of $300 million. As of February 1, 2000, nearly 5.5 million shares have been purchased at a total price of approximately $167 million, leaving about 30 million common shares outstanding. The buyback plans have been and are expected to continue to be funded from operating cash flows.

         Effective December 16, 1999, the Company replaced its $300 million revolving credit facility with a new $270 million facility issued in tranches of $180 million and $90 million. The new facility is expected to be used as support for the Company's commercial paper program, which provides flexibility in the Company's short-term borrowings. In addition, uncommitted lines of credit available to the Company in the United States were reduced by $170 million in December 1999 primarily because one major bank exited the bid line segment of the credit markets. The Company is currently working to replace the borrowing capacity, and management believes that the Company's liquidity and capital resources at December 31, 1999, remain adequate to support the Company's foreseeable operating needs.

         In February 2001, $100 million of the Company's long-term debt will mature; thus it will be reclassified from long-term debt to current liabilities in the next quarter. The Company intends to maintain its long-term debt structure.

Results of Operations
---------------------

         'Sales and Other Operating Revenues' for the second quarter of fiscal year 2000 were down $265 million or 20% compared to last year. For the six-month period the decrease was $362 million or 17%. In both periods, the declines primarily reflect a reduction in volume of leaf tobacco handled and processed during the periods. Reduced tobacco sales accounted for over 97% of the decline in each of the respective periods. Revenues for lumber and building products were comparable for the three and six-month periods while agri-product revenues were down slightly in both periods. `Operating Income' for the quarter and six-month periods ended December 31, 1999, declined 29% and 21% respectively compared to the same periods last year. Tobacco operations performed well under the difficult conditions that have characterized world tobacco markets in recent months. The volume of tobacco purchased and processed in the United States was down significantly in the quarter and the six months in response to much smaller
U. S. flue-cured and burley crops. Flue-cured marketings for 1999 totaled 653 million pounds compared to 814 million pounds a year ago, a decline of almost 20 percent. The burley markets are currently winding down and it now appears that the volume of marketings could be as much as 10 percent below last year's level and, due to adverse weather and curing conditions, the quality of the crop is much lower than normal. In addition, the one-week delay in the opening of U.S. burley markets has shifted some processing revenues into the third quarter. The Company's results for the quarter were also negatively affected by a significant crop shortfall in Tanzania and costs associated with the establishment of an international customer service office in Europe. In addition, the Company's earnings suffered in the quarter due to reduced shipments out of a poor quality dark tobacco crop in Indonesia and lower sales of cigar leaf from the Dominican Republic. This was partially offset in the quarter and six months by shipments of oriental leaf that were delayed, by customers, from last year into the current year.

         Non-tobacco operating profits were off in the quarter, but they remain slightly ahead of last year's pace for the six months. Results in lumber and building products distribution continue to demonstrate good growth due to improved volumes despite the continued impact of a strong U.S. dollar on both revenues and earnings of these Euro-based operations. Agri-products results lagged last year's excellent performance because of the continuation of adverse conditions in world markets for tea and rubber, which affected both volumes and margins. This was partially offset by good results in nuts and in canned and frozen foods.

         The uncertain environment in world tobacco markets has negatively impacted results in the quarter and for the first six months. Sales of both manufacturers and leaf merchants have suffered in response to the continuing economic difficulties in parts of Asia and the former Soviet Union, and higher cigarette prices and excise taxes in the United States. While these developments have clearly had an effect on the Company's performance during the first six months of the year, the Company has performed well under these circumstances. Management believes that the Company's strategy is working and expects to achieve satisfactory results for the remainder of the year.

         Interest expense is higher in the quarter due to higher interest rates. However, for the six-month period ended December 31, 1999, interest expense is below the comparable period last year due to lower borrowing levels during the first quarter of the current fiscal year.

         The Company cautions readers that any forward-looking statements contained herein are based upon management's current knowledge and assumptions about future events, including anticipated levels of demand for and supply of the Company's products and services, costs incurred in providing these products and services, timing of shipments to customers and general economic, political, market and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the Euro. Actual results, therefore, could vary from those expected. For more details on factors that could affect expectations, see the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the Securities and Exchange Commission.

PART II.          OTHER INFORMATION
Item 1. Legal Proceedings.

         In September 1998, the Company received subpoenas for documents and information in connection with an investigation of cigarette tobacco leaf purchases. The investigation was being conducted by the United States Department of Justice Antitrust Division in the Eastern District of Pennsylvania. Similar subpoenas were received by cigarette manufacturers and other leaf tobacco merchants. On February 1, 2000 the Company received notice from the United States Department of Justice that the investigation was closed and the Company was relieved of its ongoing obligations under the subpoena.

Item 6. Exhibits and Reports on Form 8-K

a.             Exhibits
          10.1 Universal  Corporation  1989 Executive  Stock Plan, as amended on
               December 2, 1999.
          10.2 Universal  Corporation  1997 Executive  Stock Plan, as amended on
               December 2, 1999.
          10.3 Form of  Universal  Corporation  1999  Stock  Option  and  Equity
               Accumulation  Agreement,  with  schedule  of grants to  executive officers.
          10.4 Form  of  Amendment  to  Stock  Option  and  Equity  Accumulation
               Agreements.
          12   Ratio of earnings to fixed charges.
          27   Financial Data Schedule*

b.             Report on Form 8-K.
               Form 8-K filed on December 2, 1999, filing the press release announcing dividend increase and additional shares purchase.

* Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: February 7, 2000                         UNIVERSAL CORPORATION
                                    --------------------------------------------
                                                    (Registrant)



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