Form 10-Q
period 2000-03-31
UNIVERSAL CORP /VA/
filed 2000-05-09
CIK 102037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 2000
                     --------------
                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the Transition Period From_______________to_________________


                          Commission file number 1-652
                                                 -----

                              UNIVERSAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          VIRGINIA                                      54-0414210
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


   1501 North Hamilton Street, Richmond, Virginia                 23230
-----------------------------------------------------    -----------------------
         (Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code - (804) 359-9311
                                                     ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes     X     No
                                                ----------    ----------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date:

Common Stock, No par value - 28,233,897 shares outstanding as of April 28, 2000

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Nine Months Ended March 31, 2000 and 1999
(In thousands of dollars, except per share data)

                                                                    THREE MONTHS                      NINE MONTHS
THREE AND NINE MONTHS ENDED MARCH 31,                           2000            1999            2000              1999
                                                           -------------------------------  --------------------------------
(In thousands of dollars, except share and per share data)

Sales and other operating revenues                             $1,001,207      $1,222,814      $2,816,648        $3,399,818

Costs and expenses
    Cost of goods sold                                            840,881       1,080,062       2,378,215         2,951,950
    Selling, general and administrative expenses                   81,418          87,631         248,537           251,615
                                                           -----------------------------------------------------------------

Operating Income                                                   78,908          55,121         189,896           196,253
    Equity in pretax earnings of unconsolidated
       affiliates                                                   2,186           5,239           8,108             7,021
    Interest expense                                               13,934          12,848          40,474            41,536
                                                           -----------------------------------------------------------------

Income before income taxes and other items                         67,160          47,512         157,530           161,738
    Income taxes                                                   24,178          15,962          56,711            58,226
    Minority interests                                              4,524           2,196           6,711             5,677
                                                           -----------------------------------------------------------------


Net Income                                                        $38,458         $29,354         $94,108           $97,835
============================================================================================================================

Earnings per common share                                           $1.29           $0.88           $3.06             $2.90
============================================================================================================================

Diluted earnings per share                                          $1.29           $0.88           $3.06             $2.90
============================================================================================================================

Cash dividends declared                                             $0.31           $0.30           $0.92             $0.88
============================================================================================================================


Retained earnings - Beginning of period                                                        $  510,123         $ 508,137
Net income                                                                                         94,108            97,835
Cash dividends declared                                                                           (27,515)          (29,299)
Purchase of common stock                                                                          (68,176)          (65,187)
                                                                                            --------------------------------

Retained earnings - End of period                                                                $508,540          $511,486
============================================================================================================================

See accompanying notes.

                                                             2

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)


                                                                                    March 31,                   June 30,
                                                                                      2000                        1999
ASSETS
Current
    Cash and cash equivalents                                                     $   75,440                  $    92,784
    Accounts receivable                                                              314,818                      326,055
   Advances to suppliers                                                              80,736                       72,455
    Accounts receivable - unconsolidated affiliates                                   17,306                       17,707
    Inventories - at lower of cost or market:
        Tobacco                                                                      488,610                      419,256
        Lumber and building products                                                  79,634                       85,458
        Agri-products                                                                 81,609                       74,114
        Other                                                                         19,193                       33,218
    Prepaid income taxes                                                              14,605                       20,993
    Deferred income taxes                                                              7,242                        6,952
    Other current assets                                                              16,616                       21,333
                                                                         -------------------------------------------------
        Total current assets                                                       1,195,809                    1,170,325

Property, plant and equipment - at cost
    Land                                                                              29,448                       29,743
    Buildings                                                                        237,578                      237,054
    Machinery and equipment                                                          517,377                      491,201
                                                                         -------------------------------------------------
                                                                                     784,403                      757,998
        Less accumulated depreciation                                                430,092                      409,678
                                                                         -------------------------------------------------
                                                                                     354,311                      348,320
Other assets
    Goodwill                                                                         114,708                      117,871
    Other intangibles                                                                 19,243                       20,950
    Investments in unconsolidated affiliates                                          82,733                       95,491
    Other noncurrent assets                                                           77,751                       70,166
                                                                         -------------------------------------------------
                                                                                     294,435                      304,478
                                                                         -------------------------------------------------
                                                                                $  1,844,555                $   1,823,123
==========================================================================================================================

See accompanying notes.

                                                             3

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                                                  March 31,                    June 30,
                                                                                    2000                         1999

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
    Notes payable and overdrafts                                                 $   419,537                 $    497,399
    Accounts payable                                                                 237,445                      235,310
    Accounts payable - unconsolidated affiliates                                      11,245                       14,186
    Customer advances and deposits                                                    98,983                       82,432
    Accrued compensation                                                              16,523                       24,291
    Income taxes payable                                                              33,890                       15,836
    Current portion of long-term obligations                                         128,812                       29,046
                                                                         -------------------------------------------------
        Total current liabilities                                                    946,435                      898,500

Long-term obligations                                                                224,319                      221,545

Postretirement benefits other than pensions                                           41,711                       42,981

Other long-term liabilities                                                           50,159                       45,474

Deferred income taxes                                                                 25,517                       39,198

Minority interests                                                                    39,970                       36,389

Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000
     shares none issued or outstanding
  Common stock, no par value, authorized 100,000,000
     shares, issued and outstanding 28,649,847 shares
     (32,090,550 at June 30, 1999)                                                    68,794                       75,758
   Retained earnings                                                                 508,540                      510,123
   Accumulated other comprehensive income                                            (60,890)                     (46,845)
                                                                         -------------------------------------------------
         Total shareholders' equity                                                  516,444                      539,036

                                                                         -------------------------------------------------
                                                                                $  1,844,555                $   1,823,123
==========================================================================================================================

See accompanying notes.

                                                         4

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2000 and 1999
(In thousands of dollars)

                                                                               March 31,                 March 31,
                                                                                 2000                      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $   94,108                $   97,835
   Adjustments to reconcile net income to net
     cash provided by operating activities                                        12,400                    33,800
   Changes in operating assets and liabilities                                   (30,852)                   95,596
                                                                     ----------------------------------------------
     Net cash provided by operating activities                                    75,656                   227,231

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                    (39,500)                  (52,400)
    Proceeds from sale of equity investment                                       27,000                         -
                                                                     ----------------------------------------------
      Net cash used in investing activities
                                                                                 (12,500)                  (52,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of short-term debt, net                                            (78,000)                  (45,300)
    Repayment of long-term debt                                                  (20,000)                  (23,000)
    Issuance of long-term debt                                                   120,000
    Purchases of common stock                                                    (75,000)                  (67,600)
    Dividends paid                                                               (27,500)                  (29,300)
                                                                     ----------------------------------------------
      Net cash used in financing activities                                      (80,500)                 (165,200)

Net increase (decrease) in cash and cash equivalents                             (17,344)                    9,631
Cash and cash equivalents at beginning of year                                    92,784                    79,835
                                                                     ----------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   75,440                $   89,466
===================================================================================================================

See accompanying notes.

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000


All figures contained herein are unaudited.

1). Universal Corporation, with its subsidiaries (the "Company"), has seasonal operations in tobacco, lumber and building products, and agri-products. Therefore, the results of operations for the periods ended March 31, 2000, are not necessarily indicative of results to be expected for the year ending June 30, 2000. All adjustments necessary to state fairly the results for such period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year's presentation.

2). Contingent liabilities: At March 31, 2000, total exposure under guarantees issued for banking facilities of unconsolidated affiliates and suppliers was approximately $55 million. Other contingent liabilities approximate $43 million and relate principally to performance bonds, Common Market guarantees. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $25 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company has operations located in Zimbabwe and the performance of these operations can materially affect the company's tobacco earnings. Zimbabwe is currently experiencing significant civil unrest. Deliveries of tobacco to the Zimbabwe auction market have been delayed due to continued disruptions in the farming communities, fuel shortages, and an exceptionally high official exchange rate for the country's currency. The company continues to believe that the flue-cured crop, which is estimated at 220 million kilograms, will be delivered to the market over time, but currently, management cannot predict the outcome of the political situation, and therefore is unable to forecast its impact on the company. However, management believes that from a long-term point of view, if production of tobacco were to permanently decline in Zimbabwe, it would be replaced by production in other countries. The company has operations in the major tobacco producing countries. Thus, management believes that it is reasonable to expect any negative impact on operations from reduced production in Zimbabwe to be short-lived.

3). The following table sets forth the computation of earnings per share and diluted earnings per share.

                                                            Three Months                            Nine Months
Periods ended March 31,                               2000                1999                 2000              1999
                                                 --------------      --------------       --------------    ---------------
Net income (in thousands of dollars)                   $38,458             $29,354              $94,108            $97,835

Denominator for earnings per share:
         Weighted average shares                    29,748,157          33,193,954           30,751,659         33,722,844

Effect of dilutive securities:
          Employee stock options                         1,252              12,244                7,478             49,203
                                                 --------------      --------------       --------------    ---------------
Denominator for diluted earnings per share          29,749,409          33,206,198           30,759,137         33,772,047

Earnings per share                                       $1.29                $.88                $3.06              $2.90
                                                 ==============      ==============       ==============    ===============

Diluted earnings per share                               $1.29                $.88                $3.06              $2.90
                                                 ==============      ==============       ==============    ===============

On December 2, 1999, the Company announced that the Board of Directors had increased the authorization to repurchase the company's common stock to $300 million in aggregate. As of April 29, 2000, over 7.3 million shares have been purchased at a total price of approximately $196 million, leaving 28.2 million common shares outstanding.

4). Comprehensive Income:
                                                            Three Months                        Nine Months
Periods ended March 31,                             2000                  1999            2000               1999
                                               --------------         -------------    -----------       ------------
(in thousands of dollars)

Net income                                           $38,458               $29,354        $94,108           $ 97,835

Foreign currency translation adjustment              (10,207)               (3,604)       (14,045)             6,055
                                               --------------         -------------    -----------       ------------

Comprehensive income                                 $28,251               $25,750        $80,063           $103,890
                                               ==============         =============    ===========       ============


5) Segments are based on product categories.  The Company evaluates  performance
based  on  segment   operating   income  and  equity  in  pretax   earnings   of
unconsolidated affiliates.

                                                    Three Months                       Nine Months
Period ended March 31,                           2000          1999                 2000          1999
----------------------------------------------------------------------------------------------------------

Sales and other operating revenues

Tobacco                                      $   728,976   $   973,775          $ 2,006,674   $ 2,604,525
Lumber/building products                         164,458       131,481              445,281       409,508
Agri-products                                    107,773       117,558              364,693       385,785
----------------------------------------------------------------------------------------------------------
Total                                        $ 1,001,207   $ 1,222,814          $ 2,816,648   $ 3,399,818
==========================================================================================================


                                       7
                                                      Three Months                       Nine Months
Period ended March 31,                             2000          1999                 2000          1999
----------------------------------------------------------------------------------------------------------

Operating income by segment

Tobacco                                         $ 77,084      $ 55,860            $ 181,039     $ 182,691
Lumber/building products                           5,380         4,556               19,694        17,843
Agri-products                                      2,640         3,669               10,754        13,620
----------------------------------------------------------------------------------------------------------
Total                                             85,104        64,085              211,487       214,154

Corporate expenses                                 4,010         3,725               13,483        10,880
Interest expense                                  13,934        12,848               40,474        41,536
                                           ---------------------------------------------------------------
Income before income taxes and
other items                                     $ 67,160     $  47,512            $ 157,530     $ 161,738
==========================================================================================================


6). Short- and Long-Term-Debt: Effective December 16, 1999, the Company replaced its $300 million revolving credit facility with a new $270 million facility issued in tranches of $180 million and $90 million. In addition, uncommitted lines of credit available to the Company in the United States were reduced by $170 million in December 1999 primarily because one major bank exited the bid line segment of the credit markets. In a public offering on February 16, 2000, Universal issued $120 million of 8.5% Notes due 2003. The proceeds of the issue were used to reduce short-term bank debt and commercial paper. Upon issuance of the Notes, the Company entered into interest rate swaps in which it receives fixed rate interest and pays a floating rate based on LIBOR. The effective interest rate at March 31, 2000 was 7.67%. The notional amount, maturity and payment dates of the interest rate swaps match those of the Notes. At March 31, 2000, the fair market value of the swaps was immaterial. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. It is not expected that the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" will materially affect the consolidated financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

         Working capital at March 31, 2000, was $249 million compared to $272 million at June 30, 1999. The seasonal nature of the Company's tobacco operations affects the comparison of the components of working capital. Universal's current assets and liabilities usually reflect seasonal increases in March; current assets increased $25 million and current liabilities increased $48 million, respectively. The majority of the increases occurred in tobacco inventories, customer deposits and current portion of long-term debt. The Company's 9 1/4% medium term notes, with a principal balance of $100 million, will mature in February of 2001 and thus were reclassified as a current liability in the quarter. The increase in tobacco inventories primarily represents higher inventory levels in the United States since domestic tobacco inventory levels are normally at their lowest point at June 30. The Company generally does not purchase tobacco on a speculative basis. Its estimated uncommitted inventories of flue-cured and burley tobaccos as of March 31, 2000, remained below 20,000 metric tons; management does not consider that level excessive. Advances to farmers for agricultural materials, such as seed and fertilizer, were higher at the end of March compared to June as advances are made for the upcoming year's crops in Brazil and Latin America.

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

         Effective December 16, 1999, the Company replaced its $300 million revolving credit facility with a new $270 million facility issued in tranches of $180 million and $90 million. In addition, uncommitted lines of credit available to the Company in the United States were reduced by $170 million in December 1999 primarily because one major bank exited the bid line segment of the credit markets. In a public offering on February 16, 2000, Universal issued $120 million of 8.5% Notes due 2003. The proceeds of the issue were used to reduce short-term bank debt and commercial paper. Through April 28, 2000, the Company had purchased approximately 7.3 million shares of its common stock for $196 million. A total of $300 million has been authorized for the share purchase program. Management believes that the Universal's liquidity and capital resources at March 31, 2000, remain adequate to support its businesses.

Results of Operations
---------------------

         'Sales and Other Operating Revenues' for the third quarter and the nine- month period of fiscal year 2000 decreased $222 million and $583 million, respectively, compared to the same periods last year primarily due to lower domestic tobacco sales in both periods because of the smaller U.S. flue-cured and burley crops. Revenues from lumber operations were higher for the quarter and nine-month period in the current year due to a strong recovery of the building sector in Holland. Conversely, agri-products sales were lower compared to the corresponding periods last year for the nine months and quarter due to difficult markets in tea, natural rubber and sunflower seeds.

         "Operating income" increased $24 million or 43% in the third quarter due to improved margins and timing of shipments. Tobacco earnings in the quarter were up primarily due to timing of shipments to customers, especially from Africa. Increased volumes shipped from Brazil's larger crop, improved operations in Argentina and Mexico, and a better product mix in the United States also contributed to the positive result for the quarter. During the nine months ended March 31, 2000, operating income declined by $6 million or 3% compared to the same period last year. For the nine months, tobacco operating earnings were comparable to the levels of a year ago as the strong performance of international operations were offset by lower volumes in the U.S. and dark tobacco group. U.S. volumes handled were significantly lower as both the flue-cured and burley crops were reduced in response to decreased demand from both domestic and foreign cigarette manufacturers. Domestic leaf use was down reflecting a drop in U.S. cigarette sales in the aftermath of the settlement between U.S. cigarette manufacturers and the states, and foreign demand was lower due to ongoing customer concerns about the price and quality of U.S. leaf. Dark tobacco volumes were down due primarily to lower export demand by manufacturers and lower yields on certain tobacco types from the Company's Indonesian operations. In addition, both the quarter and nine-month operations reflect the absence of earnings from a joint venture that was sold in the first quarter of this fiscal year. Non-tobacco operating earnings were slightly below last year's levels for both the three-month and nine-month periods. Lumber and building products operations performed well in both periods despite the continuing strength of the U. S. dollar. The building sector in Holland has recovered strongly from last year's slow market when record rainfall caused serious delays in construction activity. Agri-products results continued to lag last year's excellent levels due to difficult markets for tea, natural rubber and sunflower seeds. Operating earnings for the quarter and nine-month periods also benefited from reduced sales expenses in fiscal year 2000.

         The Company's earnings for the quarter were adversely impacted by higher average borrowing costs, which were offset for the nine-month period by the impact of lower average borrowing levels in the first three months of the current year.

         Market uncertainty and shipment timing issues have made quarterly earnings comparisons extremely difficult this year. Notwithstanding the volatility of quarterly earnings in the second and third quarters, results are expected to be good for fiscal year 2000, in spite of lingering world oversupply of leaf tobacco and the well-publicized problems in the United States. The exceptional strength of the third quarter was due in part to shipments to customers, which last year occurred in the fourth quarter. While this suggests that the final quarter of the fiscal year could be below last year's fourth quarter, earnings are on track to be in the range of $3.45 to $3.65 per share for the fiscal year ending June 30, 2000, after an estimated $7 million in pre-tax severance costs which will be recorded in the fourth quarter. These costs are primarily related to U.S. plant closures and voluntary early retirements.

Factors that May Affect Future Results
--------------------------------------

         Some U.S. cigarette manufacturers have initiated programs to buy tobacco directly from farmers in the United States under contracts. Management believes that implementation of these programs could reduce the company's revenues, but that it would not have a material adverse effect on the results of operations. The Company has operations located in Zimbabwe and the performance of these operations can materially affect the Company's tobacco earnings. Zimbabwe is currently experiencing significant civil unrest. Deliveries of tobacco to the Zimbabwe auction market have been delayed due to continued disruptions in the farming communities, fuel shortages, and an exceptionally high official exchange rate for the country's currency. The Company continues to believe that the flue-cured crop, which is estimated at 220 million kilograms, will be delivered to the market over time, but currently, management cannot predict the outcome of the political situation, and therefore is unable to forecast its impact on the Company. However, management believes that from a long-term point of view, if production of tobacco were to permanently decline in Zimbabwe, it would be replaced by production in other countries. The Company has operations in the major tobacco producing countries. Thus, management believes that it is reasonable to expect any negative impact on operations from reduced production in Zimbabwe to be short-lived.

         The Company cautions readers that any forward-looking statements contained herein are based upon management's current knowledge and assumptions about future events, including anticipated levels of demand for and supply of the Company's products and services, costs incurred in providing these products and services, timing of shipments to customers, and general economic, political, market, and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the Euro. Actual results, therefore, could vary from those expected. For more details on factors that could affect expectations, see the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the Securities and Exchange Commission.

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.            Exhibits
           12 Ratio of earnings to fixed charges.
           27 Financial Data Schedule*

b.            Reports on Form 8-K.
              (I). Form 8-K filed on February 4, 2000, filing press release announcing quarterly dividend and the press release announcing second quarter earnings.

              (II). Form 8-K filed on February 16, 2000, filing press release announcing two new directors.

              (III). Form 8-K filed on February 28, 2000, filing press release announcing one new director.

              (IV). Form 8-K filed on March 20, 2000, filing press release announcing right sizing of U. S. operations.

              (V). Form 8-K filed on March 29, 2000, filing press release announcing earnings projections.





* Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 9, 2000                            UNIVERSAL CORPORATION
      -----------              -------------------------------------------------
                                                 (Registrant)



                                            /s/ Hartwell H. Roper
                               -------------------------------------------------
                                    Hartwell H. Roper, Vice President and
                                           Chief Financial Officer



                                           /s/ William J. Coronado
                               -------------------------------------------------
                                   William J. Coronado, Vice President and
                                                  Controller
                                        (Principal Accounting Officer)