Form 10-K405
period 2000-06-30
UNIVERSAL CORP /VA/
filed 2000-09-26
CIK 102037

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000
                    ---------------------------------------
                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

        For the transition period from ______________ to ____________.

                         Commission file number 1-652
                         ----------------------------

                             UNIVERSAL CORPORATION
                             ---------------------
            (Exact name of Registrant as specified in its charter)

               Virginia                                   54-0414210
               --------                                   ----------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)

      1501 North Hamilton Street,                        804-359-9311
       Richmond, Virginia 23230                          ------------
       ------------------------                 (Registrant's telephone number)
(Address of principal executive offices)


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

Indicate by "X" mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the Registrant's voting stock held by non-affiliates was $690,000,000 and the total number of shares of common stock outstanding was 27,878,097 at September 15, 2000.

                     INFORMATION INCORPORATED BY REFERENCE

Certain information in the September 22, 2000 Proxy Statement for the Annual Meeting of Shareholders of Registrant is incorporated by reference into Part III hereof.

                                    PART I

ITEM 1.        BUSINESS

A.   The Company

Universal Corporation (which together with its subsidiaries is referred to herein as "Universal" or the "Company") is the world's largest independent leaf tobacco merchant and has additional operations in agri-products and the distribution of lumber and building products. Universal's tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended June 30, 2000, tobacco operations accounted for 70% of revenues and 85% of segment operating income, as disclosed in Note 10 of 'Notes to Consolidated Financial Statements'. Universal's agri-products and lumber and building products operations accounted for 14% and 16% of revenues and 5% and 10% of operating profits, respectively, during the same period. See
Note 10 to Consolidated Financial Statements for additional business segment and geographical information.

B.   Description of Tobacco Business

General
-------

Universal's tobacco business involves selecting, buying, shipping, processing, packing, storing, and financing leaf tobacco in the United States and other tobacco growing countries for the account of, or for resale to, manufacturers of tobacco products throughout the world. Universal does not manufacture cigarettes or other consumer tobacco products. Most of the Company's tobacco revenues are derived from sales of processed tobacco and from fees and commissions for specific services.

The Company's tobacco sales consist primarily of flue-cured and burley tobaccos which, along with oriental tobaccos, are the major ingredients in American blend cigarettes. The Company participates in the sales of oriental tobacco through ownership of a minority equity interest in what management believes to be the largest oriental tobacco leaf merchant in the world, Socotab, L.L.C. Despite declines at the end of the period, worldwide cigarette production increased on average, about 1% per year during the ten years that ended in 1998. Since 1999, worldwide cigarette production has declined. American-blend cigarette consumption has been the fastest growing segment with multinational manufacturers expanding their total market share, and it is expected to continue to increase as a percent of the world total. For a discussion of the impact of current trends on the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information Regarding Trends and Management's Actions."

Processing of leaf tobacco is an essential service to the Company's customers, the tobacco product manufacturers, because the quality of processed leaf tobacco substantially affects the cost and quality of their products. The Company's processing of leaf tobacco includes grading in the factories, blending, quality picking, separation of leaf lamina from the stems, drying, and packing to precise moisture targets for proper aging. Accomplishing these tasks in accordance with exacting customer specifications requires considerable skill and investment in plants and machinery.

Excluding tobacco purchased by the U.S. stabilization cooperatives, Universal estimates that in fiscal year 2000, it purchased or processed about 39% of the aggregate amount of flue-cured and burley tobacco produced in the United States, Brazil, Zimbabwe, and Malawi, which are the principal export markets of such tobaccos. In addition, Universal maintains a presence, and in certain cases, a leading presence, in virtually all other tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its broad market presence, its development of processing equipment and technologies, its financial position, its ability to meet customer demand, and its long standing relationships with customers. For a description of the factors that may affect Universal's operating revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results." Universal also has a leading position in worldwide dark tobacco markets. Its dark tobacco operations are located in the major producing countries (i.e., the United States, the Dominican Republic, Indonesia and northern Brazil) and other markets. Dark tobaccos are typically used in the manufacture of cigars and smokeless tobacco products.

Sales are made by Universal's sales force and through the use of commissioned agents. Most customers are long-established firms or government monopolies.

Universal is represented by its buyers on most significant tobacco markets in the United States, including flue-cured tobacco markets in Virginia, North Carolina, South Carolina, Georgia, and Florida; light air-cured (burley and Maryland) tobacco markets in Kentucky, Tennessee, Virginia, North Carolina, and Maryland; air-cured tobacco markets in Kentucky and Virginia; dark fired and dark air-cured markets in Virginia, Tennessee, and Kentucky; and cigar/chewing tobacco markets in Connecticut, Pennsylvania, and Wisconsin.

In the United States, flue-cured and burley tobacco is generally sold at public auction to the highest bidder, although some cigarette manufacturers have begun experimental programs to purchase tobacco directly from farmers under contracts. In addition, the price of such tobacco is supported under an industry-funded federal government program that also restricts tobacco production through a quota system. The price support system has caused U.S. grown tobacco to be more expensive than most non-U.S. tobacco, resulting in a declining trend in exports. Other factors affecting the competitive position of U.S. tobacco in the world market include the efficiency of the marketing system, relative costs of production, and leaf quality in the United States and in foreign countries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

From time to time, the Company processes and stores tobacco acquired by the flue-cured and burley stabilization cooperatives. The Company derives fees for such services. While the volume of such business fluctuates from year to year, revenues from this business in each of the past five years were not greater than 1% of consolidated tobacco revenues.

Universal conducts its tobacco business in varying degrees in a number of foreign countries including Argentina, Belgium, Brazil, Canada, Colombia, the Dominican Republic, France, Germany, Greece, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People's Republic of China, the Philippines, Poland, Portugal, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, Thailand, Uganda, the United Kingdom, Zambia, and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Greece, Macedonia, and Turkey.

In a number of countries, including Argentina, Brazil, Guatemala, Hungary, Italy, Mozambique, Mexico, Poland, Tanzania, and Zambia, Universal contracts directly with tobacco farmers or groups of farmers, in some cases before harvest, and thereby takes the risk that the delivered quality and quantity will not meet market requirements. The price may be set by negotiation with farmers' groups or with agencies of the local government. In some countries, Universal also provides agronomy services and crop advances of or for seed, fertilizer, and other supplies. Tobacco in Zimbabwe, Malawi, Canada, and to a certain extent in India, is purchased under an auction system. The Company has substantial capital investments in South America and Africa, and the performance of its operations in these regions can materially affect the Company's earnings from tobacco operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results - Tobacco Businesses."

Universal's foreign operations are subject to the usual international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, Universal has advanced substantial sums, has guaranteed local loans, or has guaranteed lines of credit in substantial amounts for the purchase of tobacco. Most tobacco sales are denominated in U.S. dollars, thereby limiting some of the Company's foreign currency exchange risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."


Recent Developments and Trends; Factors that May Affect Future Results
-----------------------------------------------------------------------

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

Universal normally operates its processing plants for approximately seven to nine months of the year. It purchases most of its U.S. tobacco in the eight-month period from July through February. During this period, inventories of green tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly short-term notes payable to banks, commercial paper, and customer advances, are means of financing this expansion of current assets and normally reach their peak in this period. The Company's balance sheet at its fiscal year end, June 30, normally reflects seasonal expansions in South America, Central America, and Western Europe.


Customers
---------

A material part of the Company's tobacco business is dependent upon a few customers. The loss of, or a substantial reduction of business from, any one of these major customers would have a material adverse effect on the Company. Although generally there are no formal continuing contracts with these customers, the Company has done business with each of its major customers for over 40 years. For the year ended June 30, 2000, tobacco sales to Philip Morris Companies Inc. accounted for greater than 10% of consolidated revenues.

See Note 9 to Consolidated Financial Statements. Collectively, five other customers accounted for approximately 12% of consolidated revenues during the same period.

Universal had orders from customers in excess of $311 million for its tobacco inventories at June 30, 2000. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the fiscal year ending June 30, 2001. Typically, delays in the delivery of orders result from changing customer requirements.


Competition
-----------

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the price charged for products and services as well as the firm's ability to meet customer specifications in the buying, processing, and financing of tobacco. Universal has a worldwide buying organization of tobacco specialists and many processing plants equipped with the latest technology, which, management believes, give it a competitive edge. See "Properties." Competition varies depending on the market or country involved. Normally, there are at least four buyers on each of the United States flue-cured and burley auction markets. The number of competitors in foreign markets varies from country to country, but there is competition in all areas to buy the available tobacco. The Company's principal competitors are: DIMON Incorporated and Standard Commercial Corporation. In addition, British American Tobacco Company, a multi-national tobacco product manufacturer, has subsidiaries that compete with the Company in some markets. Of the significant leaf tobacco industry competitors that are not affiliates of manufacturers, Universal believes that it holds the largest worldwide market share.

C.   Description of Agri-Products Business

The Company's agri-products business involves the selecting, buying, shipping, processing, storing, financing, distribution, importing, and exporting of a number of products including tea, rubber, sunflower seeds, nuts, dried fruit, and canned and frozen foods.

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

Competition among suppliers in the agricultural products in which Universal deals is based on price as well as the ability to meet customer requirements in product quality, buying, processing, financing, and delivery. The number of competitors in each market varies from country to country, but there is competition for all products and markets in which the Company operates. Some of the main competitors are: Agway, Akbar Brothers, Centrotrade, Cargill, Dahlgren, Ennar, Global, Metallgeschellschaft/ SAFIC Alcan, Stassens,STT/Wurfbain, Symington, Universal Tea, and UTT (Unilever).

For a discussion of recent developments and trends in, and factors that may affect, the Company's agri-products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

D.   Description of Lumber and Building Products Business

The Company is engaged in the lumber and building products distribution business in the Netherlands and Belgium. The majority of lumber products are purchased outside the Netherlands, principally in North America, Scandinavia, Eastern and Western Europe, and the Far East.

The Company's lumber and building products business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. The business is also subject to exchange risks and other normal market and operational risks associated with lumber operations centered in Europe, including general economic conditions in the countries where the Company is located and related trends in the building and construction industries.

The Company's sales activities in this segment are conducted through three business units: regional sales, wholesale/do-it-yourself (DIY) sales, and industrial sales. The regional sales unit distributes and sells lumber and related building products through a network of regional outlets, mainly to the building and construction market. The wholesale/DIY business unit supplies lumber merchants, ceiling and wall contractors, and DIY chains with a wide range of lumber-related products, including panel products, ceiling tiles, and doors. The industrial sales unit primarily distributes value-added softwood products and window frames to the prefabrication and construction industries.

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

The Company's lumber and building products sales in fiscal year 2000 accounted for approximately 20% of the total market volume in the Netherlands. That share is similar to the market share of its largest competitor, Pont-Eecen N.V., which was formed in the recent merger of Universal's former two largest competitors Pont-Meyer N.V. and Houtgroep Eecen Nederland N.V. Ten additional competitors accounted for approximately 30% of the market share in this period, and the balance was held by approximately 200 smaller competitors. The primary factors of competition are quality and price, product range, and speed and reliability of logistic systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system, and its efficient logistics give it a competitive advantage in the Netherlands. The Company's share of the highly fragmented Belgian lumber and building products market was approximately 3% in fiscal year 2000. For a discussion of recent developments and trends in, and factors that may affect, the Company's lumber and building products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

E.   Employees

The Company employed over 32,000 employees throughout the world during the fiscal year ended June 30, 2000. This figure is estimated because the majority of the personnel are seasonal employees.

Universal believes that in the United States approximately 950 of the non-salaried employees of its consolidated tobacco subsidiaries are represented by unions. Most of these are seasonal employees. The Company believes that its labor relations have been good.

F.   Research and Development

No material amounts were expended for research and development during the fiscal years ended June 30, 2000, 1999, and 1998.

G.   Patents, etc.

The Company holds no material patents, licenses, franchises, or concessions.

H.   Government Regulation, Environmental Matters and Other Matters

The Company's business is subject to extensive governmental regulation in the United States and in foreign jurisdictions where the Company conducts business. Such regulation includes, but is not limited to, matters relating to environmental protection. To date, governmental provisions regulating the discharge of material into the environment have not had a material effect upon the capital expenditures, earnings, or competitive position of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" for a discussion of government regulation, environmental compliance, and other factors that may affect the Company's business.

ITEM 2.  PROPERTIES

Universal owns the land and building located at 1501 North Hamilton Street in Richmond, Virginia, where it is headquartered. The building contains approximately 83,000 square feet of floor space. The Company also owns three smaller office buildings located on the block adjacent to the Company's headquarters. These buildings contain in the aggregate approximately 18,500 square feet of floor space.

In its domestic tobacco processing operations, Universal currently owns and operates four large, high volume plants that have the capacity to thresh, separate, grade, and redry tobacco. Two of these plants are located in North Carolina (Henderson and Wilson), one plant is in Danville, Virginia, and one plant is in Lexington, Kentucky. In fiscal year 2000, the Company closed one processing plant in Rocky Mount, North Carolina, that had been severely damaged in floods associated with Hurricane Floyd. The reduction in the Company's domestic processing capacity reflects the decrease in U.S. tobacco crops due to, among other things, declining U.S. cigarette consumption, declining exports of U.S. tobacco, and increased amounts of U.S. tobacco held by the stabilization cooperatives that is part of the current worldwide oversupply of tobacco. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company owns processing facilities in the following foreign countries: two processing plants in each of Brazil, Italy, Malawi, and Poland and one processing plant in each of Canada, Hungary, the Netherlands, Tanzania and Zimbabwe. In addition, the Company owns interests in a processing plant in each of Guatemala and Mexico and has access to processing plants in each of Argentina, India, the Philippines, the People's Republic of China, Uganda, and Zambia. Socotab, L.L.C., a joint venture in which Universal owns a minority interest, owns two oriental tobacco processing plants in Turkey, one in Greece, one in Macedonia, and a storage complex with limited processing capabilities. In addition, Socotab, L.L.C. owns minority interests in two processing plants in Bulgaria.

The facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. In addition, Universal operates plants that process tobacco used in making cigar and smokeless products in Pennsylvania, Virginia, the Dominican Republic, Colombia, Germany, Indonesia, and Brazil.

Universal also owns or leases packaging stations and warehouse space in the tobacco-growing states and abroad. In fiscal year 2000, the Company closed down its remaining domestic extruder plants (baling operations) in Lumberton and Rocky Mount, North Carolina, and in Lexington and Bowling Green, Kentucky in response to increased use of farmer bales in the U.S. flue-cured market and declining U.S. tobacco production volumes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Information Regarding Trends and Management's Actions."

The Company believes that the properties currently utilized in its tobacco operations are maintained in good operating condition currently and are suitable and adequate for their purposes at the Company's current sales levels. The facilities owned by the Company are not subject to indebtedness.

The Company's agri-products subsidiaries own and operate a tea blending plant in the Netherlands; a tea warehouse and office in Sri Lanka; a bean processing plant in Park Rapids, Minnesota; and small grain processing facilities in Delamere, North Dakota and Zevenbergen, the Netherlands. Sunflower seed processing plants are also owned and operated in Lubbock, Texas; Fargo, North Dakota; and Colby, Kansas. The latter facility is financed in part through a governmental industrial development authority. The Company has leased agri-products trading facilities around the world, including locations in the United States, United Kingdom, Egypt, Indonesia, Kenya, Canada, Poland, Russia, and Malawi.

The lumber and building products business owns or leases 44 sales outlets and/or distribution facilities in the Netherlands and six facilities in Belgium. Most of these locations are owned. In the Netherlands, the Company also owns a softwood facility for large scale sawing, planing and fingerjointing, and a manufacturing facility for building components.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2000, there were no matters submitted to a vote of security holders.

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

                                    First   Second    Third   Fourth
                                   Quarter  Quarter  Quarter  Quarter
                                   -------  -------  -------  -------

2000
Cash dividends declared:            $  .30   $  .31   $ . 31   $  .31
Market price range:        High      31.00    26.50    23.94    24.81
                           Low       25.13    20.75    13.56    16.00

1999
Cash dividends declared:            $  .28   $  .30   $  .30   $  .30
Market price range:        High      38.75    38.06    34.69    28.81
                           Low       31.50    32.94    25.56    23.88


The Company's current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition, and capital requirements of the Company. At September 15, 2000, there were 2,882 holders of record of the registrant's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Comparison of Selected Financial Data For Five Years Ended June 30,
2000

                                                                           FOR THE YEARS ENDED JUNE 30
                                                                           ---------------------------
                                                      2000               1999          1998          1997          1996
                                                      ----               ----          ----          ----          ----
                                                                (in thousands except per share data, ratios
                                                                 and number of shareholders)
Summary of Operations
Sales and other operating revenues                  $ 3,401,969        $ 4,004,903   $ 4,287,204   $ 4,112,675   $ 3,570,228
Income before extraordinary item                        113,805            127,276       141,258       100,873        71,350
Net income                                          $   113,805        $   127,276   $   141,258   $   100,873   $    72,246
Return on beginning common shareholders'
  equity                                                   21.1%              23.2%         30.1%         24.2%         18.5%
Per common share - Basic:
Income before extraordinary item                    $      3.77        $      3.81   $      4.01   $      2.88   $      2.04
Net income                                          $      3.77        $      3.81   $      4.01   $      2.88   $      2.06
Per common share - Diluted:
Income before extraordinary item                    $      3.77        $      3.80   $      3.99   $      2.87   $      2.03
Net income                                          $      3.77        $      3.80   $      3.99   $      2.87   $      2.05
Financial Position at Year End
Current ratio                                              1.23               1.30          1.31          1.32          1.29
Total assets                                        $ 1,748,104        $ 1,824,361   $ 1,998,502   $ 1,957,330   $ 1,889,513
Long-term obligations                                   223,262            221,545       244,080       273,055       309,543
Working capital                                         204,916            271,825       328,768       347,542       299,778
Shareholders' equity                                $   497,779        $   539,036   $   547,867   $   469,593   $   417,305
General
Ratio of earnings to fixed charges                         4.13               4.44          4.57          3.63          2.79
Number of common shareholders                             2,749              2,951         3,049         3,271         3,420
Weighted average common shares
  outstanding - Basic                                    30,199             33,437        35,190        35,076        35,038
Weighted average common shares
  outstanding - Diluted                                  30,205             33,477        35,388        35,207        35,901
Dividends per common share                          $      1.23        $      1.18   $      1.11   $      1.05   $      1.02
Book value per common share                         $     16.48        $     16.12   $     15.57   $     13.39   $     11.90


All fiscal years have been restated to conform to Statement of Financial Accounting Standard No. 128 "Earnings per share".

Fiscal year 2000 includes a $11 million ($7 million, net of tax) charge for restructuring.

Fiscal year 1998 includes a $16.7 million ($10.9 million, net of tax) gain on the sale of an investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY & CAPITAL RESOURCES

During the five years since fiscal year 1995, Universal Corporation has reduced its total debt from a peak of about $968 million at the end of fiscal year 1995 to $701 million as of June 30, 2000. During those five years, the Company's cash flow from operating activities aggregated about $790 million, averaging over $155 million annually. Using that cash, it funded capital expenditures and acquisitions of $381 million; share repurchases of $212 million; and dividends of about $187 million.

During fiscal year 2000, working capital was reduced by about $67 million to $205 million, and the current ratio fell from 1.3 to 1.23. The primary reason for the reduction is the reclassification of $120 million of maturing long-term debt to current liabilities. Although inventories, primarily tobacco, declined by about $49 million because of lower dark tobacco inventories, that decline was offset by the decrease in funding for those inventories and thus did not reduce net working capital. The Company estimates that its inventories of flue-cured and burley tobaccos that were not committed to customers as of June 30, 2000, were approximately 23 million kilos. Management does not consider these levels excessive.

Management believes that the Company has adequate resources available to meet its needs, which are predominantly short term in nature and relate to working capital required for financing tobacco crop purchases. Working capital needs are seasonal within each geographical region. Generally, the peak need of domestic tobacco operations occurs in the second fiscal quarter. Foreign tobacco operations tend to have higher requirements during the remainder of the year. The geographical dispersion and the timing of working capital needs permit Universal to predict its general level of cash requirements. Each geographic area follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. The working capital needs of agri-products operations fluctuate during the year, depending on the product, the country of origin, and the Company's inventory position; however, the total working capital requirements of agri-products remain relatively stable due to offsetting seasonal patterns. Working capital needs of lumber and building products operations in Europe follow a pattern similar to that of the construction industry, where the third quarter of the fiscal year is typically sluggish due to winter weather and the holiday season. The Company finances its working capital needs with short-term lines of credit, customer advances, and trade payables.

As of June 30, 2000, Universal and its affiliates had approximately $1.2 billion in uncommitted lines of credit, of which about $800 million were unused and available to support seasonal working capital needs. Effective December 16, 1999, the Company replaced its $300 million revolving credit facility with a new $270 million facility issued in tranches of $180 million and $90 million. The new facility has been used as support for Universal's commercial paper program, which provides flexibility in the Company's short-term borrowings.

In August 2000, the Company filed a registration statement on Form S-3 to register $400 million of debt securities, which could be issued as short-term or long-term debt.

Universal's long-term debt, at about $223 million, changed little during the year ended June 30, 2000. However, the components changed significantly. In a public offering on February 16, 2000, Universal issued $120 million of 8.5% Notes due February 2003 (the "Notes"). The proceeds of the issue were used to reduce short-term bank debt and commercial paper in anticipation of the pending maturity of the $100 million in 9.25% medium-term notes due February 2001. The maturing debt was reclassified to current liabilities. Although Universal's total debt declined during the year, its total debt as a percentage of total capitalization (including deferred taxes and minority interest) increased somewhat, from about 55% to 56%. The effect of the decline in total debt was offset by three main factors: (1) larger foreign currency translation adjustments, primarily related to the lumber operations in Holland, were recorded as the U.S. dollar strengthened during the year; (2) share repurchases and dividends slightly exceeded net income for the year; and (3) deferred tax liabilities were reclassified to current taxes payable due to a sale of a joint venture interest and dividends received from offshore operations.

Upon issuance of the Notes, the Company entered into interest rate swaps in which it receives a fixed rate of interest and pays a floating rate based on LIBOR. The effective interest rate payable by the Company at June 30, 2000, was 7.67%. The notional amount, maturity, and payment dates of the interest rate swaps match those of the Notes. At June 30, 2000, the fair value of the swaps was immaterial. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. Management does not expect that the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," with respect to these swaps will materially affect the consolidated financial position or results of operations.

The Company's capital expenditures are generally limited to those that add value to the customer, replace obsolete equipment, increase efficiency, or position it for future growth. Universal's capital expenditures were approximately $61 million in fiscal year 2000, down by about $8 million, reflecting the completion of African projects in fiscal year 1999. For fiscal year 2001, management expects its capital expenditures to remain at or below the levels of fiscal year 2000. At June 30, 2000, the Company had no material commitments for capital expenditures.

In December 1999, Universal's Board of Directors approved the expansion of its share purchase program to permit the purchase of up to $300 million of the common stock of the Company. The purchases are carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. The purchases have been and are expected to be funded primarily from operating cash flow of the Company. At June 30, 2000, Universal had approximately 28.1 million common shares outstanding and had purchased approximately 8 million shares of its common stock for $212 million pursuant to the program.

     Management believes that its financial resources are adequate to support its capital needs. Any excess cash flow from operations after dividends, capital expenditures, and long-term debt payments will be available to reduce short-term debt, fund expansion, purchase the Company's stock, or otherwise enhance shareholder value.

RESULTS OF OPERATIONS

Fiscal Year 2000 Compared to 1999

Sales and other operating revenues' for fiscal year 2000 declined $603 million or 15% to $3.4 billion compared to last year. Lower tobacco revenues accounted for a decrease of $572 million or over 95% of the total decline. The reduced level of tobacco sales was due to smaller crops and volumes handled in the United States and Africa. Agri-products revenues were down $27 million or 5% on sharply reduced operations due to adverse market conditions for tea and sunflower seeds. Lumber and building products revenues were adversely affected by the strength of the U.S. dollar, which appreciated, on average, approximately 10% against the Dutch guilder during the year.

Segment operating income as disclosed in Note 10 of `Notes to Consolidated Financial Statements' was $264 million in 2000 compared to $282 million in 1999, a decrease of $18 million. Tobacco operating profits in fiscal year 2000 were $223 million and accounted for approximately $17 million of the total decline. Approximately $11 million of the decline was due to the restructuring charge for domestic tobacco operations that was recorded in the fourth quarter. The volume of tobacco that Universal purchased and processed in the United States declined significantly as a result of much smaller U.S. flue-cured and burley crops. Total U.S. flue-cured and burley marketings decreased by 14% compared to the previous year. On the other hand, the Company's aggregate volumes of flue-cured and burley tobaccos handled from markets outside the United States increased for the year, led by Brazil, which had a large flue-cured crop. African volumes were lower due to smaller crops in Zimbabwe and Tanzania. Dark tobacco volumes were adversely affected by delayed shipments from Indonesia and the Dominican Republic and by the lower quality of Indonesian wrapper and binder tobaccos. In addition, the Company's oriental tobacco joint venture experienced very favorable shipment timing. Despite the continued impact of a strong U.S. dollar, operating profits of lumber and building products improved by 7%, to $26 million on higher volumes. That improvement was more than offset by a decline in agri-products to $14 million from $17.5 million last year.

The agri-products decrease can be attributed to the adverse conditions in world markets for tea and severe price competition in confectionery sunflower seeds from Argentina and China.

'Selling, general and administrative expenses' for fiscal year 2000 were down slightly to $353 million, primarily reflecting the lower volume of tobacco handled in the fiscal year.

In June 2000, the Company adopted a restructuring plan for its U.S. tobacco operations. The plan included the consolidation of certain domestic tobacco processing facilities and resulted in $11 million of restructuring costs. The tobacco dealer industry in the United States continues to go through significant changes due to sharply reduced U. S. crops for which prices are not competitive in the world market. The restructuring charge included approximately $7 million of severance costs related to 108 employees, and $4 million related to assets that will no longer be utilized. The severance costs will be funded by cash provided by operations. As of June 30, 2000, total cash payments of approximately $200,000 had been made to 46 employees. A significant portion of the remaining severance payments will be made in fiscal year 2001. The plan is expected to save approximately $5 million per year, related primarily to reduced total compensation cost.

Despite a climate of rising rates, 'Interest expense' was comparable year to year due to a reduction in the levels of amounts borrowed.

The Company's consolidated income tax rate was approximately the same as last year's rate. The rate is affected by a number of factors, including but not limited to: the mix of domestic and foreign earnings, subsidiary local tax rates, the repatriation of foreign earnings, and the Company's ability to utilize foreign tax credits.

Fiscal Year 1999 Compared to 1998

'Sales and other operating revenues' in fiscal year 1999 were $4.0 billion compared to $4.3 billion in 1998, a drop of $282 million or almost 7%. A decline in tobacco revenues of almost $250 million was due to a combination of lower prices, lower volumes and the Company's oriental leaf tobacco business being conducted by a minority-held joint venture in fiscal year 1999. Lumber and building products revenues were down slightly, less than 1% to $548 million, while a decline of $31 million in agri-products revenues reflected primarily lower volumes of tea.

'Operating income' in fiscal year 1999 was $255 million compared to $278 million in fiscal year 1998, a decline of almost 9%. Tobacco operating profits were down $31 million or 12% in fiscal year 1999. Oversupply of tobacco leaf and unsettled world market conditions for tobacco created a difficult operating environment in 1999. Tobacco results suffered due to this imbalance and the adverse effects of weather in certain areas of the world, quality problems in Argentina, shipment delays in the Company's oriental tobacco joint venture, and lower dark air-cured tobacco volumes. Lumber and building products operating profits were $24 million in fiscal year 1999, an increase of $4 million compared to the prior year. Improved market conditions and higher prices for plywood, softwood and hardwood had a positive impact on results for fiscal year 1999. Agri-products operating profits in fiscal year 1999 were down slightly due to the Company's sale of an investment in a spice joint venture in fiscal year 1998, which generated a gain of $17 million before taxes. On a comparable basis, excluding the spice operations in fiscal year 1998, agri-product's operating income would have been slightly higher in fiscal 1999.

'Selling, general and administrative expenses' were down 3% to $356 million in 1999 primarily due to the reduced levels of tobacco shipments. The reduction in interest expense in fiscal year 1999 reflects lower interest rates and reduced borrowing levels due to lower tobacco prices. In fiscal year 1999, the Company's consolidated income tax rate was almost 36%. The reduction in the effective tax rate compared to fiscal year 1998 was due to the mix of foreign and domestic earnings plus the realization of tax benefits.

OTHER INFORMATION REGARDING TRENDS
AND MANAGEMENT'S ACTIONS

World markets for flue-cured and burley tobacco are generally oversupplied. Uncommitted worldwide flue-cured and burley inventories have been trending upward since mid-1997, but these uncommitted stocks are generally higher priced tobacco, and despite sharp reductions in U.S. crops, the U. S. stabilization cooperatives continue to hold a large portion of the excess. The increases in uncommitted stocks have occurred as decreases in production of flue-cured and burley tobacco since 1997 by exporting countries did not keep pace with declining cigarette production. However, there are indications that the increases in these inventories outside of the United States will slow or that the inventories may begin to decline in the near term. Although large uncommitted inventories continue to be held by dealers and the U.S. cooperatives, world flue-cured and burley markets are in better balance than last year due to smaller crops, and to recovering demand. Management expects world flue-cured and burley crop sizes to decline again in 2000 and 2001. Demand for leaf and manufactured tobacco products appears to be strengthening in Asia in concert with improving economies in much of that region, and in Russia and Eastern Europe. An increase in demand for tobacco in these areas and smaller crops could help reduce the surplus leaf stocks that have been overhanging the market. While cigarette sales continue to decline in the United States, the rate is expected to be less than half of last year's reported 9 percent. However, the potential impact of future price and tax increases, as well as the uncertain outcome of pending litigation against cigarette manufacturers, makes it difficult to predict the outlook for U. S. cigarette sales.


The Company has a significant presence in the U.S. market, where the outlook for tobacco production is uncertain. For a number of years, U.S. leaf has not been price competitive in world markets. The situation has reduced exports, and that reduction, combined with declining purchases of U.S. manufacturers and the buildup of leaf inventories in the U.S. stabilization cooperatives, has adversely affected the amount of U.S. tobacco that can be produced and sold in the United States. Domestic leaf purchases appear likely to continue to decline because of lower cigarette consumption. If not corrected through federal tobacco program reforms and reduced support prices, the competitive position of U.S. leaf is unlikely to improve. As a result, foreign manufacturers will likely continue to shift business to other tobacco producing areas, such as Brazil, Zimbabwe and Malawi, where Universal also has operations. The Company has responded to the decrease in demand for, and production of, U.S. tobacco by closing certain plants, consolidating operations and reducing personnel.

Despite declines at the end of the period, worldwide cigarette production increased, on average, about 1% per year for the 10 years that ended in 1998. The American-blend cigarette consumption has been the fastest growing segment with multinational manufacturers expanding their market share, and it is expected to continue to increase as a percent of world tobacco consumption. Although management believes that this bodes well for the long-term viability of the tobacco leaf industry, on a year-to-year basis, the Company is susceptible to fluctuations in demand as manufacturers adjust inventories or respond to the cigarette market. Although cigar consumption is still growing in the United States and Europe, the rate of growth continues to be down significantly from levels experienced in recent boom years. The possible effects of regulatory factors and industry litigation, particularly in the United States, are more fully described in "Factors That May Affect Future Results" below.

An important trend in the tobacco industry has been consolidation among manufacturers and among leaf tobacco merchants. This trend is expected to continue as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers. This concentration should intensify the competition for market share within the leaf tobacco industry. A key success factor for leaf dealers in the future will be to provide customers with the quality of leaf and the level of service they desire at the lowest cost possible.

     Universal's consolidated income tax rate for the current year is 36%. The tax rate is affected by a number of factors, including but not limited to: the mix of domestic and foreign earnings and investments, subsidiary tax rates, repatriation of foreign earnings and the ability to utilize foreign tax credits. In recent years, the Company's domestic income has been declining while foreign income has been increasing. The effective rate of tax on the foreign income has been rising as well.The continuation of this trend may result in higher consolidated income tax rates for the Company in the future.

In the Company's non-tobacco businesses, construction activity in the Netherlands continues at a high level; however the strength of the U.S. dollar, if it is sustained over the year, could reduce the performance of the lumber and building products segment.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as "the Company expects" or "management believes" or words of similar effect. In addition, the Company may publish, from time to time, forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for a fiscal year and any interim period to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

Tobacco Business
----------------

Operating Factors

Universal's financial results are affected by a number of factors that directly or indirectly impact the tobacco operations of the Company's business. Operating factors that may affect the Company's results of operations include:

   Competition; Reliance on Significant Customers

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the firm's ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco.

     There are three major global competitors in the leaf tobacco industry, and they are dependent upon a few large tobacco manufacturing customers. The number of manufacturers has declined in recent years due to consolidation. The loss of, or a substantial reduction in the services provided to, any large or significant customer would have a material adverse effect on the Company's results of operations.

   Market Balance

Universal's financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. Customers purchase tobacco based upon their expectations of future requirements, and those expectations can change from time to time depending upon internal and external factors affecting their business. Trends in the global consumption of cigarettes, such as the growth in popularity of American-blend cigarettes, as well as trends in sales of cigars and other tobacco products, influence manufacturers' expectations and thus their demand for leaf tobacco. The total supply of tobacco at any given time is a function of current tobacco production and the volumes of uncommitted stocks of processed tobacco from prior years' production. Production of tobacco in a given year may be significantly affected by the amount of tobacco planted by farmers throughout the world, fluctuations in the weather in geographically dispersed regions, and crop disease. Any material imbalance in the supply and demand for tobacco may impact the Company's results of operations.

   Methods of Purchasing Tobacco

The Company purchases leaf tobacco from farmers, growers and other suppliers through public auction and privately negotiated contract purchases. In a number of countries, including Brazil, Guatemala, Hungary, Italy, Mexico and Tanzania, where the Company contracts directly with and provides financing to tobacco farmers, in some cases before harvest, the Company takes the risk that the tobacco will be delivered and that the delivered quality and quantity will meet market requirements. Company affiliates also have dark tobacco growing operations in Indonesia.

In the United States, several domestic manufacturers have initiated experimental programs to purchase tobacco directly from farmers, rather than through leaf merchants at the tobacco auctions. In the event that Universal's domestic customers for U.S. leaf were to buy all their tobacco directly from the farmers, the Company's revenues would be substantially reduced. However, assuming that the Company continues to process a similar volume of tobacco, management believes that the effect on the Company's results of operations would not be material.

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

   Government Efforts to Reduce Tobacco Consumption

The U.S. federal and certain state governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products. These activities have included: (1) the U.S. Environmental Protection Agency's decision to classify environmental tobacco smoke as a "Group A" (known human) carcinogen, which action has been ruled unlawful by a Federal District Court decision that has been appealed; (2) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to severely restrict smoking in the work place; (3) proposals by the U.S. Food and Drug Administration ("FDA") to regulate nicotine as a drug and sharply restrict cigarette advertising and promotion, recently determined by the U. S. Supreme Court to be outside the jurisdiction of the FDA; (4) proposals to increase the U.S. and state excise taxes on cigarettes; and (5) the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products. In addition, several bills have been introduced in previous sessions of Congress that, if they had been enacted into law, would have settled certain lawsuits filed against tobacco manufacturers and limited or capped damages in future lawsuits; provided for payments by the manufacturers to federal and state governments; imposed further restrictions on the sale, advertising and promotion of tobacco products; and imposed regulatory frameworks on tobacco manufacturers operating in the United States. Numerous other legislative and regulatory anti-smoking measures have also been proposed at the federal, state and local levels.

In addition, a number of foreign governments have also taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette consumption. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect its business. A significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company's products and services and could have a material adverse effect on the Company's results of operations.

   Political Uncertainties in Foreign Tobacco Operations

The Company's international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks include the effects of war, insurrection, expropriation or nationalization of assets, undeveloped or antiquated commercial laws, subsidies for local tobacco growers and companies, issuance of licenses to conduct business in foreign jurisdictions, import and export restrictions, the imposition of excise and other taxes on tobacco, monetary and exchange controls, inflationary economies, and restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. In the past, the Company has experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government's economic policies. The Company has substantial capital investments in South America and Africa and the performance of its operations in these regions can materially affect the Company's earnings from tobacco operations. For example, the Company has significant operations and assets in Zimbabwe, which is currently experiencing political and economic unrest. Although the Company does not expect any significant impact on fiscal year 2001 earnings, if the political situation in Zimbabwe were to deteriorate significantly, the Company's ability to recover its assets there could be impaired. The Company'sequity in its net assets of subsidiaries in Zimbabwe was $36 million at June 30, 2000. To the extent that the Company could not replace any lost volumes of tobacco with tobacco from other sources, the Company's results of operations could suffer.

   United States Trade Policies

The U.S. tobacco price support system is an industry-funded federal program that is administered by the U.S. Department of Agriculture. The effect of the price support system has been to increase the cost of domestic tobacco relative to most foreign tobacco, resulting in a decline in exports of domestic tobacco. In 1995, Congress repealed certain domestic content legislation that had required that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco and replaced it with a less restrictive tariff rate import quota system, which was also designed to assist domestic tobacco growers by limiting imports. It is not possible to predict the extent to which future trade policies or other governmental activities might affect the Company's business.

   Tax Matters

The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions, and from time to time contests assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect the Company's earnings as can the resolution of various pending and contested tax issues. The consolidated income tax rate is affected by a number of factors, including but not limited to: the mix of domestic and foreign earnings and investments, subsidiary tax rates, repatriation of foreign earnings and the ability to utilize foreign tax credits.

   Health Issues; Public Sentiment; Industry Litigation

Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, together with decreased social acceptance of smoking and increased pressure from anti-smoking groups, have had an ongoing adverse effect on sales of tobacco products, particularly in the United States. A significant decrease in global sales of tobacco products brought about by health concerns, decreased social acceptance or other factors would reduce demand for the Company's products and services and could have a material adverse effect on the Company's results of operations.

During the past few years, certain U.S. tobacco product manufacturers entered into agreements with states and various U.S. jurisdictions settling asserted and unasserted healthcare cost recovery and other claims. The settlements provide for billions of dollars in annual payments from those manufacturers and place numerous restrictions on their conduct of business operations, including restrictions on the advertising and marketing of cigarettes, which have reduced tobacco consumption and, therefore, demand for the Company's products and services in the United States. Further significant decreases in consumption of tobacco products could have a material adverse effect on the Company's operating results.

In September 1999, the U.S. government filed a lawsuit against tobacco product manufacturers to recover healthcare costs, similar to the suits settled by the states. In addition, there are numerous smoking and health cases filed by individual plaintiffs or on behalf of putative classes pending in the United States and other countries against tobacco product manufacturers. It is not possible to predict the outcome of such litigation. However, judgments or settlements in these cases could have a detrimental effect on the consumption of tobacco products and, therefore, could have a material adverse effect on the Company's operating results.

Financial Factors

   Financial factors that may affect the Company's results of operations include:

   Extensions of Credit

Although the Company's credit experience has been excellent and extensions of credit to customers are evaluated carefully, a significant delay in payment or a significant write-off of amounts due the Company could adversely affect its results. In addition, crop advances to farmers are generally secured by the farmer's agreement to deliver green tobacco; in the event of crop failure, recovery of advances could be delayed until deliveries of future crops. Funds held by subsidiaries are generally invested in local banks or loaned to other subsidiaries. To reduce credit risk, investment limits are established with each bank according to the Company's evaluation of credit standing.

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

Non-Tobacco Business
--------------------

The Company's agri-products and lumber and building products businesses, which are based primarily in the United States and the Netherlands, do business in a number of foreign countries. These operations enter into forward exchange contracts to offset the effect of currency changes on firm purchase and sales commitments in foreign currencies (principally Euros, Dutch guilders, U.S. dollars, German Marks, Swedish Kronas, and pound sterling). The terms of currency contracts are generally from one to six months. This activity is not material.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30                                                               2000           1999              1998
(in thousands of dollars, except per share data)
Sales and other operating revenues                                            $ 3,401,969      $ 4,004,903       $4,287,204

Costs and expenses
    Cost of goods sold                                                          2,803,957        3,394,419        3,644,100
    Selling, general and administrative expenses                                  353,130          355,928          364,710
    Restructuring costs                                                            10,958
                                                                              ---------------------------------------------

Operating income                                                                  233,924          254,556          278,394
    Equity in pretax earnings of unconsolidated affiliates                         12,532           14,066           16,901
    Gain on sale of investment                                                                                       16,718
    Interest expense                                                               56,869           56,837           63,974
                                                                              ---------------------------------------------

Income before income taxes and other items                                        189,587          211,785          248,039
    Income taxes                                                                   68,221           75,963           98,659
    Minority interests                                                              7,561            8,546            8,122
                                                                              ---------------------------------------------

Net income                                                                    $   113,805      $   127,276       $  141,258
---------------------------------------------------------------------------------------------------------------------------

Net income:
Per common share                                                                    $3.77            $3.81            $4.01
Per diluted common share                                                            $3.77            $3.80            $3.99
---------------------------------------------------------------------------------------------------------------------------

Basis for per-share calculations:
Weighted average common shares outstanding                                         30,199           33,437           35,190
Dilutive effect of stock options                                                        6               40              198
                                                                              ---------------------------------------------
Average common shares outstanding, assuming dilution                               30,205           33,477           35,388
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

June30                                                                                 2000                 1999
(in thousands of dollars)

ASSETS
Current
  Cash and cash equivalents                                                       $   61,395           $   92,784
  Accounts receivable                                                                358,897              326,055
  Advances to suppliers                                                               52,383               72,455
  Accounts receivable--unconsolidated affiliates                                      12,573               17,707
  Inventories--at lower of cost or market:
    Tobacco                                                                          379,504              419,256
    Lumber and building products                                                      77,096               85,458
    Agri-products                                                                     73,024               74,114
    Other                                                                             33,068               33,218
  Prepaid income taxes                                                                 9,283               20,993
  Deferred income taxes                                                                9,008                6,952
  Other current assets                                                                21,919               21,333
                                                                                  -------------------------------
    Total current assets                                                           1,088,150            1,170,325

Property, plant and equipment--at cost
  Land                                                                                27,377               29,743
  Buildings                                                                          245,570              237,054
  Machinery and equipment                                                            505,323              491,201
                                                                                  -------------------------------
                                                                                     778,270              757,998
    Less accumulated depreciation                                                    430,925              409,678
                                                                                  -------------------------------
                                                                                     347,345              348,320

Other assets
  Goodwill                                                                           113,498              117,871
  Other intangibles                                                                   17,145               20,950
  Investments in unconsolidated affiliates                                            77,046               95,491
  Deferred income taxes                                                               33,606                1,238
  Other noncurrent assets                                                             71,314               70,166
                                                                                  -------------------------------
                                                                                     312,609              305,716
                                                                                  -------------------------------
                                                                                  $1,748,104           $1,824,361
-----------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

June 30                                                                                                   2000           1999
(in thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
  Notes payable and overdrafts                                                                         $  356,283     $  497,399
  Accounts payable                                                                                        256,666        235,310
  Accounts payable--unconsolidated affiliates                                                              10,169         14,186
  Customer advances and deposits                                                                           91,414         82,432
  Accrued compensation                                                                                     20,997         24,291
  Income taxes payable                                                                                     26,682         15,836
  Current portion of long-term obligations                                                                121,023         29,046
                                                                                                       -------------------------
    Total current liabilities                                                                             883,234        898,500


Long-term obligations                                                                                     223,262        221,545

Postretirement benefits other than pensions                                                                41,295         42,981

Other long-term liabilities                                                                                53,948         45,474

Deferred income taxes                                                                                      11,749         40,436

Minority interests                                                                                         36,837         36,389

Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
  Common stock, no par value, authorized 100,000,000 shares,
    issued and outstanding 28,146,697 shares (32,090,550 at June 30, 1999)                                 66,274         75,758
  Retained earnings                                                                                       499,490        510,123
  Accumulated other comprehensive income                                                                  (67,985)       (46,845)
                                                                                                       -------------------------
    Total shareholders' equity                                                                            497,779        539,036
                                                                                                       -------------------------
                                                                                                       $1,748,104     $1,824,361
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30                                                                         2000        1999        1998
(in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $ 113,805   $ 127,276   $ 141,258
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                            44,182      46,158      43,616
    Amortization                                                                             7,840       6,604       7,455
    Translation loss, net                                                                    1,593       2,689       1,739
    Restructuring costs                                                                     10,958
    Deferred taxes                                                                         (51,728)     13,986      14,439
    Minority interests                                                                       7,561       8,546       8,122
    Gain on sale of investment                                                                                     (16,718)
    Equity in net income of unconsolidated affiliates                                       (8,248)     (9,091)    (10,102)
    Other                                                                                   (5,340)     (3,655)      3,061
                                                                                         ---------------------------------
                                                                                           120,623     192,513     192,870

  Changes in operating assets and liabilities net of effects from purchase of businesses:
    Accounts and notes receivable                                                          (30,910)     69,969     (54,189)
    Inventories and other assets                                                            31,196     145,422     (15,434)
    Income taxes                                                                            22,556     (14,503)      1,248
    Accounts payable and other accrued liabilities                                          34,368     (60,971)      8,872
                                                                                         ---------------------------------
       Net cash provided by operating activities                                           177,833     332,430     133,367

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                              (60,837)    (69,154)    (96,720)
    Investment in unconsolidated affiliates                                                                        (41,114)
    Proceeds from sale of investments                                                       32,063                  29,065
    Sales of property, plant and equipment and other                                         5,827      (8,683)         24
                                                                                         ---------------------------------
       Net cash used in investing activities                                               (22,947)    (77,837)   (108,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt, net                                          (137,566)    (87,638)     30,137
    Repayment of long-term debt                                                            (29,920)    (28,891)    (30,241)
    Issuance of long-term debt                                                             123,614       6,618       7,767
    Dividends paid to minority shareholders                                                 (7,236)     (1,876)     (7,493)
    Issuance of common stock                                                                 1,010       2,268       4,328
    Purchases of common stock                                                              (98,756)    (93,026)    (19,824)
    Dividends paid                                                                         (37,077)    (39,032)    (38,390)
                                                                                         ---------------------------------
       Net cash used in financing activities                                              (185,931)   (241,577)    (53,716)
                                                                                         ---------------------------------
       Effect of exchange rate changes on cash                                                (344)        (67)       (141)
                                                                                         ---------------------------------
Net increase (decrease) in cash and cash equivalents                                       (31,389)     12,949     (29,235)
Cash and cash equivalents at beginning of year                                              92,784      79,835     109,070
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 ---------------------------------
                                                                                         $  61,395   $  92,784   $  79,835
--------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION--CASH PAID:
    Interest                                                                             $  54,363   $  57,387   $  63,999
    Income taxes, net of refunds                                                         $  97,393   $  85,033   $  73,048
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


YearsEnded June 30                                                2000                  1999                  1998
(in thousands of dollars)
COMMON STOCK:
  Balance at beginning of year                                  $ 75,758              $ 80,122              $ 77,040
  Issuance of common stock and exercise
    of stock options                                               1,010                 2,268                 4,328
  Purchase of common stock                                       (10,494)               (6,632)               (1,246)
                                                                ---------------------------------------------------------------
  Balance at end of year                                          66,274                75,758                80,122
                                                                ---------------------------------------------------------------
RETAINED EARNINGS:
  Balance at beginning of year                                   510,123               508,137               424,298
  Net income                                                     113,805   $113,805    127,276   $127,276    141,258   $141,258
  Cash dividends declared ($1.23 per share in
    2000; $1.18 in 1999; $1.105 in 1998)                         (36,176)              (38,896)              (38,841)
  Cost of common shares retired in excess of
    stated capital amount                                        (88,262)              (86,394)              (18,578)
                                                                ---------------------------------------------------------------
  Balance at end of year                                         499,490               510,123               508,137
                                                                ---------------------------------------------------------------

ACCUMULATED COMPREHENSIVE INCOME:
  Balance at beginning of year                                   (46,845)              (40,392)              (31,745)
  Translation adjustments for the year                           (32,522)   (32,522)    (9,928)    (9,928)   (13,298)   (13,298)
  Allocated income taxes                                          11,382     11,382      3,475      3,475      4,651      4,651
                                                                           --------              --------              --------
  Total comprehensive income                                               $ 92,665              $120,823              $132,611
                                                                ---------------------------------------------------------------
  Balance at end of year                                         (67,985)              (46,845)              (40,392)
                                                                ---------------------------------------------------------------

SHAREHOLDERS' EQUITY AT END OF YEAR                             $497,779              $539,036              $547,867
-------------------------------------------------------------------------------------------------------------------------------
COMMON SHARES OUTSTANDING:
(in thousands of shares)


  Balance at beginning of year                                    32,091                34,866                35,139
  Issuance of common stock and exercise
    of stock options                                                 620                   108                   269
  Purchase of common stock                                        (4,563)               (2,883)                 (542)
                                                                ---------------------------------------------------------------
  Balance at end of year                                          28,148                32,091                34,866
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are in thousands, except as otherwise noted.)

Note 1 Summary of Significant Accounting Policies

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

     Over the course of the past three years, the Board of Directors of the Company approved $300 million in stock purchase programs. The Company had purchased an aggregate of 7,987,714 shares at a total cost of $211,606 by June 30, 2000, and 3,425,161 shares at a cost of $112,850 by June 30, 1999.

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

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation of properties used in tobacco operations is calculated using both the straight line and declining balance methods, while lumber and building products and agri-products utilize the straight line method. Buildings include tobacco and agri-product processing and blending facilities, lumber outlets, offices and warehouses. Machinery and equipment represent processing and packing machinery and transportation, office and computer equipment. Estimated useful lives range as follows: buildings--15 to 40 years; processing and packing machinery--3 to 11 years; transportation equipment--3 to 10 years; and office and computer equipment--3 to 10 years.

Goodwill and Other Intangibles

Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. Goodwill and other intangibles are generally amortized using the straight-line method over periods not exceeding 40 years. Goodwill and other intangible assets are periodically reviewed for impairment, including a determination of whether events or circumstances have changed that may indicate that an impairment of value exists, based upon an assessment of future operations. Accumulated amortization at June 30, 2000 and 1999, was $50.5 and $42.1 million, respectively.

Income Taxes

The Company provides deferred income taxes on temporary differences arising principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, and undistributed earnings of foreign subsidiaries not permanently reinvested. At June 30, 2000, the cumulative amount of permanently reinvested earnings of foreign subsidiaries, on which no provision for U.S. income taxes had been made, was $107 million.

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

Note 1 continued

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

     The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange losses in 2000, 1999, and 1998 resulting from foreign currency transactions were $2.1, $4.8 and $3.0 million, respectively (including $1.6, $2.7 and $1.7 million resulting from remeasurement) and are included in the respective statements of income.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement will require the Company to recognize all derivatives on the balance sheet at fair value. This statement is effective for the Company's fiscal year starting July 1, 2000, and is not expected to materially affect the consolidated financial position or results of operations.

Reclassifications

Certain amounts in prior years' statements have been reclassified to be reported on a consistent basis with the current year's presentation.

Note 2 Restructuring

In the fourth quarter of fiscal year 2000, plans were approved to reduce the Company's U.S. cost structure including the consolidation of tobacco processing facilities and a corresponding reduction in the number of employees. The consolidated statement of income includes an $11 million pretax charge related to the plans. The charge includes $7 million of severance costs related to 108 employee in purchasing, processing and sales. The non-severance portion of the charge was for the closure of processing and packing facilities. As of June 30, 2000, total cash payments of approximately $200 thousand had been made to 46 employees. A significant portion of the remaining severance payments will be made in fiscal year 2001.

Note 3    Income Taxes


Income taxes consist of the following:

YEARS ENDED JUNE 30,              2000          1999           1998
---------------------------------------------------------------------
Current
  United States                 $ (1,904)      $(8,096)       $17,854
  State and local                  1,675         1,248          3,482
  Foreign                        104,347        68,511         59,350
                                -------------------------------------
                                 104,118        61,663         80,686

Deferred
  United States                  (12,592)       10,603         17,332
  State and local                  2,351           538            887
  Foreign                        (25,656)        3,159           (246)
                                 ------------------------------------
                                 (35,897)       14,300         17,973
---------------------------------------------------------------------
Total                           $ 68,221       $75,963        $98,659
=====================================================================

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

YEARS ENDED JUNE 30,                2000          1999           1998
---------------------------------------------------------------------
Tax at statutory rate               35.0%         35.0%          35.0%
State income taxes,
net of federal benefit               1.0           0.5            1.0
Income taxed at other
than the U.S. rate                   0.0           0.4            3.8
---------------------------------------------------------------------
Total                               36.0%         35.9%          39.8%
=====================================================================

Significant components of deferred tax liabilities and assets were as follows:

AT JUNE 30,                                  2000           1999
----------------------------------------------------------------
Liabilities
  Undistributed earnings                  $17,929        $45,916
  Tax over book depreciation               13,324         10,603
  Goodwill                                 11,211          9,254
  All other                                11,275         12,137
----------------------------------------------------------------
  Total deferred tax liabilities          $53,739        $77,910
----------------------------------------------------------------

Assets
  Employee benefit plans                  $17,839        $14,999
  Foreign currency translation             30,359         19,147
  Deferred compensation                     8,595          6,272
  Tax credits                              10,493              0
  All other                                12,250          5,246
----------------------------------------------------------------
  Total deferred tax assets               $79,536        $45,664
================================================================

The components of income before income taxes and other items consist of the following:

YEARS ENDED JUNE 30,           2000           1999          1998
----------------------------------------------------------------
United States              $(32,707)      $ (3,758)     $ 43,987
Foreign                     222,294        215,543       204,052
----------------------------------------------------------------
Total                      $189,587       $211,785      $248,039
================================================================

Note 4    Short-Term Credit Facilities

The Company maintains lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country.

At June 30, 2000, unused, uncommitted lines of credit were approximately $800 million. The weighted average interest rate on short-term borrowings outstanding as of June 30, 2000 and 1999, was approximately 6.7% and 5.7%, respectively.

Note 5    Long-Term Obligations

Long-term obligations consist of the following:

AT JUNE 30,                                   2000           1999
-----------------------------------------------------------------
6.14% Senior notes payable in
  five annual installments from
  1996 to August 2000                    $  20,000       $ 40,000
9.25% Medium-term notes
  due February 2001                        100,000        100,000
6.5% Notes due February 2006               100,000        100,000
8.5% Notes due February 2003               120,000
Other notes due through 2004
  at various interest rates                  4,285         10,591
-----------------------------------------------------------------
                                           344,285        250,591
Less current portion                      (121,023)       (29,046)
-----------------------------------------------------------------
Long-term obligations                    $ 223,262       $221,545
=================================================================

The fair value of the Company's long-term obligations was approximately $214 million at June 30, 2000, and $223 million at June 30, 1999. Certain notes are denominated in local currencies of foreign subsidiaries.

     The Company maintains a $270 million revolving credit facility issued in two tranches of $180 million and $90 million. The facility is used to support short-term borrowings, including the issuance of commercial paper. Under its terms, each facility may be extended for an additional year on its anniversary date, December 16.

     In a public offering on February 16, 2000, Universal issued $120 million of 8.5% Notes due in February 2003. The proceeds of this issue were used to reduce short-term bank debt and commercial paper. Upon issuance of the Notes, the Company entered into interest rate swaps in which it receives fixed rate interest and pays a floating rate based on LIBOR. The effective interest rate at June 30, 2000, was 7.67%. The notional amount, maturity and payment dates of the interest rate swaps match those of the Notes. At June 30, 2000, the fair value of the swaps was immaterial. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. It is not expected that the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," with respect to these swaps will materially affect the consolidated financial position or results of operations.

     Under certain of the debt agreements, the Company must meet financial covenants relating to minimum tangible net worth, working capital, and restrictions on the issuance of long-term debt. The Company was in compliance with all such covenants at June 30, 2000 and 1999.

     Maturity of long-term debt for the fiscal years succeeding June 30, 2000, are as follows:2001--$121,023; 2002--$2,522; 2003--$120,385; 2004--$355; 2005--
$0; 2006 and after--$100,000.

     In August 2000, the Company filed a registration statement on Form S-3 to register $400 million of debt securities, which could be issued as short-term or long-term debt.

Note 6    Pension Plans and Postretirement Benefits

The Company has several defined benefit pension plans covering United States and foreign salaried employees and certain other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company's funding policy for domestic plans is to make contributions currently to the extent deductible under existing tax laws and regulations, subject to the full-funding limits of the Employee Retirement Income Security Act of 1974. Foreign plans are funded in accordance with local practices. Domestic and foreign plan assets consist primarily of fixed income securities and equity investments. Prior service costs are amortized equally over the average remaining service period of employees.

     The Company provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service requirements. The health benefits are funded by the Company as the costs of the benefits are incurred and contain cost-sharing features such as deductibles and coinsurance. The Company funds the life insurance benefits with deposits to a retired life reserve account held by an insurance company. The Company reserves the right to amend or discontinue these benefits at any time.

     Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, as well as the components of net periodic benefit income or cost are as follows:

Note 6 continued

                                          Foreign Pension Benefits    Domestic Pension Benefits  Other Postretirement Benefits
                                         (APRIL 30 MEASUREMENT DATE)  (MARCH 31 MEASUREMENT DATE)  (MARCH 31 MEASUREMENT DATE)
-----------------------------------------------------------------------------------------------------------------------------
                                             2000     1999     1998      2000     1999     1998       2000     1999      1998
Assumptions:
Discount rate, end of year                   5.00%    5.00%    6.00%     7.50%    6.75%    6.75%      7.50%    6.75%     6.75%
Rate of compensation
  increases, end of year                     5.50%    5.50%    5.50%     5.00%    5.00%    5.50%      5.00%    5.00%     5.50%
Expected long-term return
  on plan assets, during the year            5.00%    5.00%    6.00%     8.75%    8.75%    8.75%      4.30%    4.30%     4.30%
Rate of increase in
  per-capita cost of covered
  health care benefits                                                                                9.00%    9.50%     9.50%

Components of net periodic benefits
Cost (Income):
  Service cost                            $ 3,425  $ 3,118  $ 3,192   $ 4,899  $ 4,483  $ 3,481    $ 1,045  $ 1,095   $   766
  Interest cost                             5,748    6,052    6,025     9,644    8,872    8,004      2,679    2,651     2,861
  Expected return on plan assets           (4,942)  (9,386)  (5,903)   (9,416)  (8,545)  (8,048)      (171)    (165)     (165)
  Net amortization and deferral            (1,884)   2,860     (438)    2,137    1,245      974     (3,059)  (3,059)   (3,059)
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                 $ 2,347  $ 2,644  $ 2,876   $ 7,264  $ 6,055  $ 4,411    $   494  $   522   $   403
=============================================================================================================================


The following tables reconcile the changes in benefit obligations and plan assets in 2000 and 1999, and reconcile the funded status to prepaid or accrued cost at June 30, 2000 and 1999:

                                          Foreign Pension Benefits    Domestic Pension Benefits  Other Postretirement Benefits
                                         (APRIL 30 MEASUREMENT DATE)  (MARCH 31 MEASUREMENT DATE)  (MARCH 31 MEASUREMENT DATE)
                                                       2000       1999           2000       1999               2000      1999
------------------------------------------------------------------------------------------------------------------------------
Change in projected benefit obligation:
  Benefit obligation,
    beginning of year                               $111,174  $100,325       $146,446   $134,773            $40,914   $39,933
  Service cost                                         3,425     3,118          4,899      4,483              1,045     1,095
  Interest cost                                        5,748     6,052          9,644      8,872              2,679     2,651
  Effect of discount rate change                                11,687        (12,844)
  Foreign currency exchange rate changes             (14,932)   (2,407)
  Other                                                1,147    (2,281)          (858)     5,338             (3,356)     (646)
  Benefits paid                                       (5,533)   (5,320)        (8,087)    (7,020)            (2,172)   (2,119)
-----------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation, end of year           $101,029  $111,174       $139,200   $146,446            $39,110   $40,914
=============================================================================================================================

Note 6 continued

                                          Foreign Pension Benefits    Domestic Pension Benefits  Other Postretirement Benefits
                                         (APRIL 30 MEASUREMENT DATE)  (MARCH 31 MEASUREMENT DATE)  (MARCH 31 MEASUREMENT DATE)
                                                       2000       1999           2000       1999               2000      1999
------------------------------------------------------------------------------------------------------------------------------
Change in plan assets:
  Plan assets at fair value,
    beginning of year                              $106,307   $103,352       $122,987   $124,480           $  4,493  $  3,846
  Actual return on plan assets                        2,685      9,602         15,694      2,561                208       185
  Employer contributions                              4,015      2,780          4,128      2,966              2,192     2,581
  Foreign currency exchange rate changes            (13,861)    (4,107)
  Benefits paid                                      (5,533)    (5,320)        (8,087)    (7,020)            (2,172)   (2,119)
-----------------------------------------------------------------------------------------------------------------------------
  Plan assets at fair value, end of year           $ 93,613   $106,307       $134,722   $122,987           $  4,721  $  4,493
=============================================================================================================================

Reconciliation of prepaid (accrued) cost:
  Funded status of the plans                       $ (7,416)  $ (4,867)       $(4,478)  $(23,459)          $(34,389) $(36,421)
  Contributions after measurement date                                            720        786
  Unrecognized net transition
  (asset) obligation                                 (1,656)    (2,392)          (253)      (782)
  Unrecognized prior service cost                                               4,794      5,487
  Unrecognized gain on plan amendment                                                                        (3,763)   (6,822)
  Unrecognized net (gain) loss                        7,009      4,775         (4,645)    16,987             (3,143)      262
  Additional minimum liability                                                 (4,835)    (6,176)
-----------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) cost, end of year                $ (2,063)  $ (2,484)       $(8,697)  $ (7,157)          $(41,295) $(42,981)
=============================================================================================================================

Prepaid pension costs of $8.8 million and $6.9 million at June 30, 2000 and 1999 are included in other noncurrent assets; accrued pension costs of $19.6 million and $16.5 million were included in long-term liabilities at June 30, 2000 and 1999.

     The accumulated postretirement benefit obligation cost trend rate is assumed to decrease gradually from 9.0% in 2000 to 6.0% for fiscal year 2006. A one percentage point increase in the assumed health care cost trend would increase the accumulated benefit obligation by approximately $1.6 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the fiscal year by approximately $129 thousand. A one percentage point decrease in the assumed health care cost trend would decrease the accumulated benefit obligation by approximately $1.4 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the fiscal year by approximately $114 thousand.

Amounts included in the table above, which are applicable to the Company's pension plans with benefit obligations in excess of plan assets are as follows:

Foreign                                        2000           1999
------------------------------------------------------------------
Projected benefit obligation                $ 9,819        $ 8,559
Accumulated benefit obligation                8,671          8,678
Fair value of plan assets                     4,207          3,657

Domestic                                       2000           1999
------------------------------------------------------------------
Projected benefit obligation                $23,715        $23,337
Accumulated benefit obligation               14,216         11,644
Fair value of plan assets                         0              0
==================================================================

Note 7 Share Purchase Rights Plan

In 1999, the Company distributed as a dividend one preferred share purchase right for each outstanding share of common stock. Each right entitles the shareholder to purchase 1/200 of a share of Series A Junior Participating Preferred Stock ("Preferred Stock") at an exercise price of $110, subject to adjustment. The rights will become exercisable only if a person or group acquires or announces a tender offer for 15% or more of the Company's outstanding shares of common stock. Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10%. If a person or group acquires the threshold percentage of common stock, each right will entitle the holder, other than the acquiring party, to buy shares of common stock or Preferred Stock having a market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Following the acquisition by any person of more than the threshold percentage of the Company's outstanding common stock but less than 50% of such shares, the Company may exchange one share of common stock or 1/200 of a share of Preferred Stock for each right (other than rights held by such person). Until the rights become exercisable, they may be redeemed by the Company at a price of one cent per right. The rights expire on February 13, 2009.

Note 8 Executive Stock Plans

The Company's 1989 Executive Stock Plan by its terms expired on June 30, 1998, and was replaced by the Company's 1997 Executive Stock Plan (together, the "Plans"). Under the Plans, officers, directors, and employees of the Company and its subsidiaries may receive grants and/or awards of common stock, restricted stock, incentive stock options, non-qualified stock options, and reload options. Reload options allow a participant to exercise an option and receive new options by exchanging previously acquired common stock for the shares received from the exercise. One new option may be granted for each share exchanged with an exercise price equivalent to the market price at the date of exchange. Accordingly, the issuance of reload options does not result in a greater number of shares potentially outstanding than that reflected in the grant of the original option. Up to 2 million shares of the Company's common stock may be issued under each of the Plans. Pursuant to the Plans, non-qualified and reload options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant.

     Options granted under the Company's plans become exercisable either one year or six months after the date of grant. Options that become exercisable six months after the date of grant qualify for reload options, which are also exercisable six months after the date of grant. Most options expire ten years after the date of grant.

     A summary of the Company's stock option activity and related information for the fiscal year ended June 30 follows:

                                                      2000                              1999                        1998
                                            -------------------------       ------------------------      -----------------------
                                                              Average                        Average                      Average
                                                             Exercise                       Exercise                     Exercise
YEARS ENDED JUNE 30,                           Shares           Price           Shares         Price          Shares        Price
---------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year              1,700,999          $35.85        1,792,804        $34.55       1,224,473       $25.86
Granted                                     1,591,500           22.43          265,630         32.79       1,239,978        38.10
Exercised                                    (618,000)          18.69         (357,435)        27.05        (671,647)       25.27
Outstanding, end of year                    2,674,499           31.83        1,700,999         35.85       1,792,804        34.55
Exercisable                                 2,329,999           32.89        1,666,230         36.00       1,534,783        34.42
Available for grant                         3,018,969                        4,612,569                     4,872,599

Of those available for future grant: 2,920,279; 2,920,279; and 3,188,167 for 2000, 1999, and 1998, respectively, are reload options.

Note 8 continued


The following table summarizes information concerning currently outstanding and exercisable options as of June 30, 2000:

Range of Exercise Prices, per Share                               $10 - $20       $ 20 - $30       $ 30 - $40      $40 - $50
-----------------------------------------------------------------------------------------------------------------------------
For options outstanding:
   Number outstanding                                                 4,842        1,152,423        1,401,077        116,157
   Weighted average remaining contractual life                          0.5              6.1              7.7            7.5
   Weighted average exercise price, per share                     $   11.06       $    24.84       $    36.96      $   40.19
For options exercisable:
   Number exercisable                                                 4,842          807,923        1,401,077        116,157
   Weighted average exercise price, per share                     $   11.06       $    24.90       $    36.96      $   40.19

Certain potentially dilutive securities outstanding at June 30, 2000, 1999 and 1998, were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 2.67 million at a weighted-average exercise price of $32.48 per share for 2000; 1.61 million shares at a weighted-average exercise price of $37.75 per share in 1999; and 900 thousand shares at a weighted-average exercise price of $40.90 per share in 1998.

     Effective in fiscal year 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123, the Company will continue to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. If compensation expense for the Company's stock options issued in 2000, 1999 and 1998 had been determined based on the fair value method of accounting, as defined in SFAS 123, the Company's net income and earnings per basic and diluted share would have been reduced by approximately $2.0 million or $.07 per share in 2000; $2.0 million or $.06 per share in 1999; and $6.4 million or $.18 per share in 1998. These pro forma amounts may not be representative of future disclosures because the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     The Black-Scholes option valuation model was used to estimate the fair value of the options granted in fiscal year 2000, 1999 and 1998. Such models include subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. The Plans have characteristics that differ from traded options. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Principle assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

YEARS ENDED JUNE 30,                  2000           1999           1998
--------------------------------------------------------------------------
Assumptions:
  Risk-free interest rate               6.26%          5.72%          5.83%
  Expected life, in years               4.00           4.11           5.02
  Expected volatility                    .324           .299           .298
  Expected dividend yield               5.87%          4.22%          3.15%
Results:
  Fair value of options granted        $4.93          $7.08          $9.88

Note 9 Commitments and Other Matters

A material part of the Company's tobacco business is dependent upon a few customers, the loss of any one of whom would have a material adverse effect on the Company. For the years ended June 30, 2000, 1999, and 1998, one customer accounted for revenues of $1.3 billion, $1.7 billion, and $1.7 billion, respectively.

     The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that value-added taxes will be repaid if the crops are not exported. At June 30, 2000, total exposure under guarantees issued for banking facilities of unconsolidated affiliates and suppliers was approximately $53 million. Other contingent liabilities approximate $30 million. The Company considers the possibility of loss on any of these guarantees to be remote.

     The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total contingent liabilities, including penalties and interest, approximate $23 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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


AT JUNE 30,                                2000             1999
----------------------------------------------------------------
Tobacco                                   $ 226            $ 184
Lumber and building products                 78               87
Agri-products                                55               55
                                          ----------------------
                                          $ 359            $ 326
================================================================


Note 10 Segment Information

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

     Equity in pretax earnings of unconsolidated affiliates relates primarily to the tobacco segment.

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

                                      31
Note 10 continued

REPORTABLE SEGMENT DATA                        Sales and Other Operating Revenues                 Operating Income
                                               -----------------------------------          ---------------------------
YEARS ENDED JUNE 30,                                  2000        1999        1998          2000         1999       1998
------------------------------------------------------------------------------------------------------------------------
Tobacco                                        $2,372,851  $2,944,762  $3,193,413       $223,471     $240,561   $272,031
Lumber and building products                      543,850     547,794     550,901         26,029       24,427     20,361
Agri-products                                     485,268     512,347     542,890         14,403       17,538     18,852
                                               -------------------------------------------------------------------------
Total segments                                  3,401,969   4,004,903   4,287,204        263,903      282,526    311,244
Corporate expenses                                                                       (17,447)     (13,904)   (15,949)
Equity in pretax earnings of
unconsolidated affiliates                                                                (12,532)     (14,066)   (16,901)
                                               -------------------------------------------------------------------------
Consolidated total                             $3,401,969  $4,004,903  $4,287,204       $233,924     $254,556   $278,394
------------------------------------------------------------------------------------------------------------------------

                                           Segment Assets           Depreciation and Amortization          Capital Expenditures
                             -----------------------------------    -----------------------------      --------------------------
YEARS ENDED JUNE 30,              2000          1999        1998           2000     1999     1998          2000     1999     1998
---------------------------------------------------------------------------------------------------------------------------------
Tobacco                      $1,363,424    $1,411,221  $1,557,825       $42,077  $42,459  $41,516       $51,330  $56,111  $89,407
Lumber and
   building products            228,531       255,333     267,365         7,800    8,180    7,466         5,355   11,096    4,890
Agri-products                   153,667       153,811     171,175         2,145    2,123    2,089         4,152    1,947    2,423
                            -----------------------------------------------------------------------------------------------------
Total segments                1,745,622     1,820,365   1,996,365        52,022   52,762   51,071        60,837   69,154   96,720
Corporate                         2,482         2,758       2,137
                            -----------------------------------------------------------------------------------------------------
Consolidated total           $1,748,104    $1,823,123  $1,998,502       $52,022  $52,762  $51,071       $60,837  $69,154  $96,720
=================================================================================================================================

GEOGRAPHIC DATA (FOR YEARS ENDED JUNE 30)

Sales and Other Operating Revenues                           2000                       1999                 1998
-----------------------------------------------------------------------------------------------------------------
United States                                          $1,594,835                 $2,081,159           $2,146,575
The Netherlands                                           704,194                    782,496              827,528
All other countries                                     1,102,940                  1,141,248            1,313,101
                                                       ----------------------------------------------------------
Consolidated total                                     $3,401,969                 $4,004,903           $4,287,204

Long-Lived Assets                                           2000                        1999                 1998
-----------------------------------------------------------------------------------------------------------------
United States                                          $  213,842                 $  209,422           $  206,866
The Netherlands                                            69,411                     82,033               78,543
Brazil                                                     77,110                     75,563               76,869
All other countries                                       188,939                    190,289              158,026
                                                       ----------------------------------------------------------
Consolidated total                                     $  549,302                 $  557,307           $  520,304
=================================================================================================================

Note 11 Gain on Sale of Investment

In 1998, the Company sold its minority interest in a Dutch spice joint venture to the majority owner for total proceeds of $29.1 million and a gain of $16.7 million before taxes.

Note 12 Unaudited Quarterly Financial Data

Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, it is always more meaningful to focus on cumulative rather than quarterly results.

                                                                 First                 Second              Third          Fourth
YEARS ENDED JUNE 30,                                           Quarter                Quarter            Quarter         Quarter
--------------------------------------------------------------------------------------------------------------------------------
2000                                                          $782,988            $1,032,453          $1,001,207        $585,321
Sales and other operating revenues                             129,459               148,648             160,326         159,579
Gross profit                                                    29,502                26,148              38,458          19,697
Net income                                                         .93                   .85                1.29             .69
Net income per common share-Basic                                  .93                   .85                1.29             .69
Net income per common share-Diluted                                .30                   .31                 .31             .31
Cash dividends declared per common share
                                                                    31                26 1/2            23 15/16        24 13/16
Market price range:        High                                 25 1/8                20 3/4             13 9/16              16
                           Low

1999                                                          $879,285            $1,297,719          $1,222,814        $605,085
Sales and other operating revenues                             136,584               168,532             142,752         162,616
Gross profit                                                    27,057                41,424              29,354          29,441
Net income                                                        0.79                  1.23                0.88            0.91
Net income per common share-Basic                                 0.78                  1.23                0.88            0.91
Net income per common share-Diluted                               0.28                  0.30                0.30            0.30
Cash dividends declared per common share
                                                                38 3/4               38 1/16            34 11/16        28 13/16
Market price range:        High                                 31 1/2              32 15/16             25 9/16          23 7/8
                           Low
--------------------------------------------------------------------------------------------------------------------------------

In the fourth quarter of fiscal years 2000 and 1999, the Company recorded approximately $7 million and $6 million, respectively, in charges related to tobacco inventory.
In the fourth quarter of fiscal year 2000, the Company recorded a $11 million ($7 million net of tax) charge for restructuring.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Universal Corporation:

We have audited the accompanying consolidated balance sheets of Universal Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                             /s/ Ernst & Young LLP
                                             Richmond, Virginia
                                             August 10, 2000

REPORT OF MANAGEMENT

To the Shareholders of Universal Corporation:

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


                                 /s/ Hartwell H Roper
                                 Hartwell H. Roper
                                 Vice President and Chief Financial Officer
                                 August 10, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the three years ended June 30, 2000 there were no changes in and disagreements between the Company and its independent auditors on any matter of accounting principles, practices or financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to the caption, "Election of Directors" in the September 22, 2000 Proxy Statement which information is incorporated herein by reference. The following are Executive Officers as of September 22, 2000.

Name                      Position                           Age
----                      --------                           ---

H. H. Harrell             Chairman and Chief                  61
                          Executive Officer

A. B. King                President and Chief                 54
                          Operating Officer

H. H. Roper               Vice President and                  52
                          Chief Financial Officer

W. L. Taylor              Vice President and                  59
                          Chief Administrative Officer

D.G. Cohen Tervaert       Co-President and Co-Chairman of     47
                          the Board of Deli Universal, Inc.

J. M. M. van de Winkel    Co-President and Co-Chairman of     51
                          the Board of Deli-Universal, Inc.

J. M. White, III          Vice President, Secretary and       61
                          General Counsel

There are no family relationships between any of the above officers.

All of the above officers have been employed by the Company in the listed capacities during the last five years, except D.G Cohen Tervaert was President and Chairman of Deli Universal, Inc. prior to August 1998, J.M.M. van de Winkel was Executive Vice President and Vice Chairman of Deli Universal, Inc. prior to August 1998 and J.M. White, III was Secretary and General Counsel of Universal Corp. prior to October 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Refer to the caption, "Executive Compensation," in the Company's September 22, 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to the caption, "Stock Ownership," in the Company's September 22, 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to the caption, "Certain Transactions" in the Company's September 22, 2000 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)   The following consolidated financial statements of Universal
               Corporation and Subsidiaries are included in Item 8:

               Consolidated Statements of Income for the years ended June 30, 2000, 1999 and 1998

               Consolidated Balance Sheets at June 30, 2000 and 1999

               Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998

               Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2000, 1999 and 1998

               Notes to Consolidated Financial Statements for the years ended June 30, 2000, 1999 and 1998

               Report of Ernst & Young LLP, Independent Auditors

         (2)  Financial Statement Schedules: None

         (3)  List of Exhibits:

              3.1 Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant's Form 8-A Registration Statement, dated December 22, 1998, File No.1-
                    652).

              3.2   Bylaws.*

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

              4.8   Form of 8.5% Note due February 2003.*

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

              10.3 Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

              10.4 Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant's Report on Form 8, dated February 8, 1991, File No. 1-652).

              10.5 Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant's Report on Form 8, dated February 8, 1991, File No. 1-652).

              10.6 Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, dated September 25, 1998, File No. 1-652).

              10.7 Universal Corporation 1989 Executive Stock Plan, as amended on December 2, 1999 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-652).

              10.8 Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

              10.9 Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

              10.10 Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

              10.11 Universal Corporation Outside Directors' 1994 Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

              10.12 Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

               10.13 Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

               10.14 Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

               10.15 Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement.*

               10.16 Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

               10.17 First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

               10.18 Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to Executive Officers (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

               10.19 Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to officers (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

               10.20 Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-
                      652).

               10.21 1997 Non-Qualified Stock Option Agreement between Deli-Universal, Inc. and D. G. Cohen Tervaert (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

               10.22  Employment Agreement (dated January 15, 1998 between

                      Universal Corporation and Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper, Edward M. Schaaf, III, and James M. White, III (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-
                      652).

               10.23 364-day Credit Agreement dated December 18, 1997 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

               10.24 Three-Year Credit Agreement dated December 18, 1997 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

               10.25 Universal Corporation Charitable Award Program (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

               10.26 Universal Corporation 1997 Executive Stock Plan, as amended on December 2, 1999(incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-
                      652).

               10.27 1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

               10.28 Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers(incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-652).

               10.29 Form of Universal Corporation Stock Option and Equity Accumulation Agreements(incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-652).

               10.30 Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to Executive Officers.*

               12     Ratio of Earnings to Fixed Charges*

               21     Subsidiaries of the Registrant.*

               23     Consent of Ernst & Young LLP.*

               27     Financial Data Schedule.*

* Filed herewith.

(b)  Reports on Form 8-K

     1. Form 8-K filed July 27, 2000 filing press release announcing earnings expectations.

     2. Form 8-K filed May 8, 2000 filing press release announcing third quarter earnings.

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

                                          UNIVERSAL CORPORATION
September 26, 2000
                                          By:/s/ Henry H. Harrell
                                          -----------------------
                                               Henry H. Harrell
                                       Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Henry H. Harrell          Chairman, Chief Executive       September 26, 2000
-------------------------     Officer and Director            ------------------
    Henry H. Harrell          (Principal Executive Officer)

/s/ Allen B. King             President, Chief Operating      September 26, 2000
-------------------------     Officer and Director            ------------------
    Allen B. King

/s/ Hartwell H. Roper         Vice President and              September 26, 2000
-------------------------     Chief Financial Officer         ------------------
    Hartwell H. Roper

/s/ William J. Coronado       Controller (Principal           September 26, 2000
-------------------------     Accounting Officer)             ------------------
    William J. Coronado

/s/ William W. Berry          Director                        September 26, 2000
-------------------------                                     ------------------
    William W. Berry

/s/ Charles H. Foster, Jr.    Director                        September 26, 2000
--------------------------                                    ------------------
    Charles H. Foster, Jr.

/s/ Eddie N. Moore, Jr.       Director                        September 26, 2000
--------------------------                                    ------------------
    Eddie N. Moore, Jr.

/s/ Joseph C. Farrell         Director                        September 26, 2000
--------------------------                                    ------------------
    Joseph C. Farrell

/s/ Hubert R. Stallard        Director                        September 26, 2000
--------------------------                                    ------------------
    Hubert R. Stallard

                                 EXHIBIT INDEX

         Exhibit
          Number    Document
         -------    --------

              3.1 Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant's Form 8-A Registration Statement, dated December 22, 1998, File No.1-
                    652).

              3.2   Bylaws.*

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

              4.8   Form of 8.5% Note due February 2003.*

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

              10.3 Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

              10.4 Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant's Report on Form 8, dated February 8, 1991, File No. 1-652).

              10.5 Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant's Report on Form 8, dated February 8, 1991, File No. 1-652).

              10.6 Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, dated September 25, 1998, File No. 1-652).

              10.7 Universal Corporation 1989 Executive Stock Plan, as amended on December 2, 1999 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-652).

              10.8 Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

              10.9 Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

              10.10 Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

              10.11 Universal Corporation Outside Directors' 1994 Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

              10.12 Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

              10.13 Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

              10.14 Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

              10.15 Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement.*

              10.16 Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

              10.17 First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

              10.18 Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to Executive Officers (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

              10.19 Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to officers (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

              10.20 Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-
                     652).

              10.21 1997 Non-Qualified Stock Option Agreement between Deli-Universal, Inc. and D. G. Cohen Tervaert (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

              10.22 Employment Agreement (dated January 15, 1998 between Universal Corporation and Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper, Edward M. Schaaf, III, and James M. White, III (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-
                     652).

               10.23 364-day Credit Agreement dated December 18, 1997 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).


               10.24 Three-Year Credit Agreement dated December 18, 1997 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

               10.25 Universal Corporation Charitable Award Program (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

               10.26 Universal Corporation 1997 Executive Stock Plan, as amended on December 2, 1999(incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-
                      652).

               10.27 1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

               10.28 Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers(incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-652).

               10.29 Form of Universal Corporation Stock Option and Equity Accumulation Agreements(incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-652).

               10.30 Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to Executive Officers.*

               12     Ratio of Earnings to Fixed Charges*

               21     Subsidiaries of the Registrant.*

               23     Consent of Ernst & Young LLP.*

               27     Financial Data Schedule.*

* Filed herewith.