Form 10-Q
period 2000-09-30
UNIVERSAL CORP /VA/
filed 2000-11-01
CIK 102037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2000
                     ------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From_____________to_______________


                         Commission file number  1-652
                                                 -----

                                  UNIVERSAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          VIRGINIA                                        54-0414210
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

  1501 North Hamilton Street, Richmond, Virginia              23230
--------------------------------------------------   ----------------------
     (Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code - (804) 359-9311
                                                     ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X     No_____
                                  -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date:

Common Stock, No par value - 27,519,565 shares outstanding as of October 27,
2000

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


THREE MONTHS ENDED SEPTEMBER 30,                                                          2000          1999
                                                                                        ----------------------
(In thousands of dollars, except share and per share data)

Sales and other operating revenues                                                      $650,765      $787,006

Costs and expenses
    Cost of goods sold                                                                   529,182       661,051
    Selling, general and administrative expenses                                          69,647        74,374
                                                                                        ----------------------

Operating Income                                                                          51,936        51,581
    Equity in pretax earnings of unconsolidated affiliates                                 1,349         6,596
    Interest expense                                                                      14,829        11,776
                                                                                        ----------------------

Income before income taxes and other items                                                38,456        46,401
    Income taxes                                                                          14,998        16,704
    Minority interests                                                                    (1,507)          195
                                                                                        ----------------------

Net Income                                                                              $ 24,965      $ 29,502
==============================================================================================================
                                                                                        ======================
Earnings per common share                                                               $   0.89      $   0.93
==============================================================================================================
                                                                                        ======================
Diluted earnings per share                                                              $   0.89      $   0.93
==============================================================================================================
Retained earnings - beginning of period                                                 $499,490      $510,123
Net income                                                                                24,965        29,502
Cash dividends declared ($.31 - 2000, $.30 - 1999)                                        (8,421)       (9,313)
Purchase of common stock                                                                  (9,573)      (24,333)

                                                                                        ----------------------
Retained earnings - end of period                                                       $506,461      $505,979

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                                           September 30,     June 30,
                                                                                2000           2000
                                                                                ----           ----
ASSETS

Current
    Cash and cash equivalents                                                $   64,767     $   61,395
    Accounts receivable                                                         353,307        358,897
    Advances to suppliers                                                        59,900         52,383
    Accounts receivable - unconsolidated affiliates                               5,480         12,573
    Inventories - at lower of cost or market:
        Tobacco                                                                 551,906        379,504
        Lumber and building products                                             80,638         77,096
        Agri-products                                                            70,818         73,024
        Other                                                                    33,907         33,068
    Prepaid income taxes                                                          5,829          9,283
    Deferred income taxes                                                         8,475          9,008
    Other current assets                                                         25,795         21,919
                                                                             -------------------------
        Total current assets                                                  1,260,822      1,088,150

Property, plant and equipment - at cost
    Land                                                                         27,832         27,377
    Buildings                                                                   243,941        245,570
    Machinery and equipment                                                     516,527        505,323
                                                                             -------------------------
                                                                                788,300        778,270
        Less accumulated depreciation                                           440,673        430,925
                                                                             -------------------------
                                                                                347,627        347,345
Other assets
    Goodwill                                                                    112,729        113,498
    Other intangibles                                                            16,648         17,145
    Investments in unconsolidated affiliates                                     78,023         77,046
    Deferred income taxes                                                        33,176         33,606
    Other noncurrent assets                                                      67,750         71,314
                                                                             -------------------------
                                                                                308,326        312,609
                                                                             -------------------------

                                                                             $1,916,775     $1,748,104
======================================================================================================

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                                             September  30,    June 30,
                                                                                  2000           2000
                                                                                  ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                                              $  456,969      $  356,283
    Accounts payable                                                             263,752         256,666
    Accounts payable - unconsolidated affiliates                                   5,228          10,169
    Customer advances and deposits                                               167,355          91,414
    Accrued compensation                                                          12,321          20,997
    Income taxes payable                                                          41,716          26,682
    Current portion of long-term obligations                                     100,960         121,023
                                                                              --------------------------
        Total current liabilities                                              1,048,301         883,234

Long-term obligations                                                            223,067         223,262

Postretirement benefits other than pensions                                       41,800          41,295

Other long-term liabilities                                                       55,514          53,948

Deferred income taxes                                                              8,719          11,749

Minority interests                                                                35,339          36,837

Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000
     shares none issued or outstanding
  Common stock, no par value, authorized 100,000,000
     shares, issued and outstanding 27,737,797 shares
     (28,146,697 at June 30, 2000)                                                65,333          66,274
   Retained earnings                                                             506,461         499,490
   Accumulated other comprehensive income                                        (67,759)        (67,985)
                                                                              --------------------------
         Total shareholders' equity                                              504,035         497,779
                                                                              --------------------------
                                                                              $1,916,775      $1,748,104
========================================================================================================

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2000 and 1999
(In thousands of dollars)


                                                                                          2000             1999
                                                                                          ----             -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $ 24,965         $  29,502
   Adjustments to reconcile net income to net
     cash provided by operating activities                                                 9,500             6,700
   Changes in operating assets and liabilities                                           (76,893)           45,826

                                                                                        --------------------------
     Net cash provided (used) by operating activities                                    (42,428)           82,028

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                            (16,000)          (14,000)
    Proceeds from sale of equity investment                                                                 22,000
                                                                                        --------------------------
      Net cash provided (used) in investing activities                                   (16,000)            8,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt, net                                         100,700           (45,000)
    Repayment of long-term debt                                                          (20,000)          (20,000)
    Purchases of common stock                                                            (10,500)          (25,700)
    Dividends paid                                                                        (8,400)           (9,300)
                                                                                        --------------------------
      Net cash provided (used) in financing activities                                    61,800          (100,000)

Net increase in cash and cash equivalents                                                  3,372            (9,972)
Cash and cash equivalents at beginning of year                                            61,395            92,784
                                                                                        --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 64,767         $  82,812
==================================================================================================================

See accompanying notes.

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000


All figures contained herein are unaudited.

1). Universal Corporation, with its subsidiaries (the "Company"), has seasonal operations in tobacco, lumber and building products, and agri-products. Therefore, the results of operations for the periods ended September 30, 2000, are not necessarily indicative of results to be expected for the year ending June 30, 2001. All adjustments necessary to state fairly the results for such period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year's presentation.

2). Contingent liabilities: the Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that value-added taxes will be repaid if the crops are not exported. At September 30, 2000, total exposure under guarantees issued for banking facilities of unconsolidated affiliates and suppliers was approximately $58 million. Other contingent liabilities approximate $19 million. The Company considers the possibility of loss on any of these guarantees to be remote. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $23 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

3). On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". The adoption of this standard did not have a material impact on the quarterly consolidated financial position or results of operations for the Company.

4). In the fourth quarter of fiscal year 2000, plans were approved to reduce the Company's U. S. cost structure including the consolidation of tobacco processing facilities and a corresponding reduction in the number of employees. The consolidated statement of income included an $11 million pretax charge related to the plan in fiscal year 2000. The charge includes $7 million of severance costs related to 108 employees in purchasing, processing and sales. In the first quarter of fiscal year 2001, $2.8 million in cash payments were made to 105 employees. The remaining severance payments will be made in fiscal year 2001. No additional restructuring costs were recorded during the quarter.

5). The following table sets forth the computation of earnings per share and diluted earnings per share.

Three months ended September 30,                                                              2000                   1999
                                                                                              ----                   ----

Net income (in thousands of dollars)                                                       $    24,965            $    29,502

Denominator for earnings per share:
            Weighted average shares                                                         28,055,105             31,692,282

Effect of dilutive securities:
            Employee stock options                                                               5,460                 15,662

                                                                                           -----------            -----------
Denominator for diluted earnings per share                                                  28,060,565             31,707,944

Earnings per share                                                                         $      0.89            $      0.93
                                                                                           ===========            ===========

Diluted earnings per share                                                                 $      0.89            $      0.93
                                                                                           ===========            ===========


6).  Comprehensive Income:

                                                                                            Three Months Ended September 30,
(In thousands of dollars)                                                                     2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $    24,965            $    29,502

Foreign currency translation adjustment                                                            226                    821
                                                                                           -----------            -----------

Comprehensive income                                                                       $    25,191            $    30,323
                                                                                           ===========           ============


7). Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

                                                                                           THREE MONTHS ENDED SEPTEMBER 30,
(In thousands of dollars)                                                                     2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
SALES AND OTHER OPERATING REVENUES
Tobacco                                                                                    $   402,245            $   513,773
Lumber/building products                                                                       129,662                142,021
Agri-products                                                                                  118,858                131,212
                                                                                           ----------------------------------
Consolidated total                                                                         $   650,765            $   787,006
--------------------------------------------------------------------------------

OPERATING INCOME
Tobacco                                                                                    $    46,780            $    48,606
Lumber/building products                                                                         7,650                  8,810
Agri-products                                                                                    3,757                  5,058
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                           58,187                 62,474

Less:
Corporate expenses                                                                              4,902                   4,297
Equity in pretax earnings of unconsolidated affiliates                                          1,349                   6,596
                                                                                           ----------------------------------
Consolidated total                                                                         $   51,936             $    51,581
=============================================================================================================================

7). Short- and Long-Term-Debt: Subsequent to the end of the quarter, the Company issued in the public market $63 million in 8% medium-term notes due on October 2, 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     Working capital at September 30, 2000 was $213 million compared to $205 million at June 30, 2000. The slight increase in working capital was the net result of an increase in current assets of $173 million, primarily from a seasonal increase in tobacco inventories, which was offset by an increase in current liabilities of $165 million. The working capital accounts fluctuate between September and June primarily due to seasonality. In the United States, tobacco working capital needs are normally at their lowest point at June 30. In the first quarter of the fiscal year, the United States flue-cured tobacco markets open and tobacco is purchased and shipped to factories for processing. This is reflected at September 30 in increased tobacco inventories of $172 million along with increases in the total of notes payable and customer advances of $177 million. The mix of notes payable and customer advances is dependent on both the company's and its customers' borrowing capabilities, interest rates and exchange rates. The company does not purchase material quantities of tobacco in the United States on a speculative basis; thus the respective increase in United States inventory represents tobacco that has been committed to customers.

     Generally, the company's international tobacco operations conduct business in United States dollars, thereby limiting foreign exchange risk to local production and overhead costs. Agri-product and lumber operations enter into foreign exchange contracts to hedge firm purchase and sales commitments for terms of less than six months. Interest rate risk is limited because customers in the tobacco business usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

     The company continues its share purchase programs, which have been in progress since 1998. As of October 24, 2000, the company had purchased 8.5 million shares of Universal common stock at a total price of approximately $227 million. The programs provide for purchases of up to $300 million. Currently, about 27.5 million shares are outstanding.

     During the quarter, Universal registered with the Securities and Exchange Commission $400 million in debt securities. The securities are intended to be issued over time as medium-term notes as an additional source of liquidity for general corporate purposes. Pursuant to that medium-term note program, on October 2, 2000, the company issued $63 million in 8% notes due October 2, 2003. The proceeds were used to retire short-term debt. The liquidity and capital resources of the company at September 30, 2000 remain adequate to support the company's foreseeable operating needs.

Results of Operations
---------------------

     `Sales and Other Operating Revenues' decreased $136 million or 17% in the first quarter of fiscal year 2001. A decline in tobacco revenues accounted for $112 million of the decrease while lumber and building products revenues were down $12 million and agri-products revenues declined $12 million. The lower tobacco revenues resulted from a smaller flue-cured crop in the United States and corresponding reduced customer orders and high carryover shipments of African and dark tobaccos from fiscal year 1999 into the first quarter of last year. The reduction in lumber and building products revenues was primarily related to the stronger U.S. dollar.

     Fiscal year 2001 segment operating income in the first quarter was down 7% to $58 million compared to the same period last year at $62 million, however, fiscal 2000 included a one-time gain of $4 million from the sale of an interest in a tobacco joint venture. Tobacco segment operating income (excluding the gain) was up almost 5% to $47 million. Volumes in South American and Western Europe were ahead of last year's pace in the quarter. Shipments of African tobacco and dark tobaccos were higher in the first quarter of fiscal 2000, reflecting carryover shipments from the prior fiscal year. The company expects shipments from Zimbabwe's large crop to take place late in this fiscal year. In addition, fiscal year 2001 earnings from an oriental tobacco joint venture declined due to similar customer requested shipment changes last year. Lumber and building products operating income declined 13% in the first quarter compared to the same period last year as the sharp decline in the Euro/guilder exchange rate more than offset improved local currency sales. Construction activity in the Netherlands continues to be strong although there are some indications that capacity constraints, particularly a shortage of skilled labor, may affect future growth. Operating income for the agri-products business was down 26% in the first quarter. Intense competition in confectionery sunflower seeds and cashew nuts continued to negatively influence results, while tea volumes and margins were somewhat improved.

     Interest expense increased in the first quarter primarily due to higher short-term rates as a result of the Federal Reserve policy of raising interest rates over the past year. The company's estimated effective tax rate in fiscal year 2001 is approximately 39% compared to 36% last year due to a combination of reduced domestic income and higher effective tax rates on foreign income.

     World leaf markets appear to be improving as cigarette sales recover in a number of areas and surplus leaf inventories move into the market. The company continues to be concerned about the situation in the United States where declining crops and non-competitive prices are affecting sales volumes. Despite the evident flaws in the leaf tobacco support price program, no clear consensus for change has yet emerged and it is doubtful that meaningful reforms will be enacted in time to reverse the current United States leaf market decline. The company generally expects the lower U.S. volumes to be offset by increased business in international markets. It is likely that movement of volumes from the United States to international operations will affect quarterly comparisons in the future and volatility, resulting from particular crop conditions and shipment timing issues, will continue to make prediction of quarterly earnings difficult. A move to direct contracting with tobacco farmers in the United States is appearing increasingly likely, which could lead to the end of the U.
S. auction system and create new difficulties for export customers. The company is well prepared for this outcome should it occur. The company continues to pursue its fundamental strategy and despite challenging conditions, particularly in the United States, expects solid performance for the remainder of the fiscal year.

     Readers are cautioned that the statements contained herein regarding the Company's future business opportunities and prospects, including expected earnings and expectations for the company's performance are forward-looking statements based upon management's current knowledge and assumptions about future events, including anticipated levels of production of tobacco and demand for tobacco and the company's products and services, costs incurred in providing these products and services, timing of shipments to customers and market structure. Lumber earnings could also be affected by a number of factors, including the translation effects of currency rate changes and unusual weather conditions in the

Netherlands. Actual results, therefore, could vary from those expected. Reference is made to Items 1 and 7 and the Notes to the Consolidated Financial Statements in Item 8 of the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the company, including forward-looking statements contained in Item 2 of this Form 10-Q.

PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

     The Company held its annual meeting of shareholders on October 24, 2000, to elect four directors to serve three-year terms and one director to serve a two-year term. The names of the five directors and the number of votes cast for them are listed below:

Name of Director                        Votes for              Votes Withheld
----------------                        ---------              --------------
Joseph C. Farrell (three year)          24,007,093                 136,162
Henry H. Harrell (three year)           23,984,934                 158,321
Walter A. Stosch (three year)           23,991,231                 152,024
Eugene P. Trani (three year)            23,982,458                 160,797
Eddie N. Moore, Jr. (two year)          24,000,281                 142,974

No broker non-votes were recorded with regard to the election of any of the five directors listed above. The directors whose terms continued after the meeting were William W. Berry, Ronald E. Carrier, Hubert R. Stallard, Charles H. Foster, Jr., Richard G. Holder, Allen B. King and Jeremiah J. Sheehan.


Item 6.  Exhibits and Reports on Form 8-K

a.      Exhibits
     12 Ratio of earnings to fixed charges.
     27 Financial Data Schedule*

b.      Reports on Form 8-K.
        Report on Form 8-K dated July 27, 2000 filing press release announcing earnings expectations.

        Report on Form 8-K/A dated August 11, 2000 filing press release reporting fiscal year earnings and press release announcing quarterly dividend.

        Report on Form 8-K dated September 6, 2000 filing Distribution Agreement dated September 6,
        2000.

* Filed herewith

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 1 , 2000                         UNIVERSAL CORPORATION
                                        -------------------------------------
                                                     (Registrant)



                                        /s/   Hartwell H. Roper
                                        -------------------------------------
                                        Hartwell H. Roper, Vice President and
                                              Chief Financial Officer

                                        /s/   William J. Coronado
                                        -------------------------------------
                                        William J. Coronado, Vice President
                                                  and Controller
                                          (Principal Accounting Officer)