Form 10-Q
period 2000-12-31
UNIVERSAL CORP /VA/
filed 2001-02-02
CIK 102037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 2000
                     -----------------

                                      OR

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From ________________ to ______________



                         Commission file number  1-652
                                                 -----

                             UNIVERSAL CORPORATION
         ------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                 VIRGINIA                             54-0414210
    ----------------------------------         -------------------------
     (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)           Identification Number)


    1501 North Hamilton Street, Richmond, Virginia            23230
 --------------------------------------------------       --------------
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

Common Stock, No par value - 27,165,682 shares outstanding as of January 25,
2001

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Six Months Ended December 31, 2000 and 1999
(In thousands of dollars, except per share data)


                                                                                THREE MONTHS                   SIX MONTHS
                                                                            2000          1999            2000            1999
                                                                     ------------------------------------------------------------
Sales and other operating revenues                                        $995,062     $1,032,453      $1,645,827      $1,819,459

Costs and expenses
    Cost of goods sold                                                     853,756        891,657       1,382,938       1,552,708
    Selling, general and administrative expenses                            78,151         81,389         147,798         155,763
                                                                     ------------------------------------------------------------

Operating Income                                                            63,155         59,407         115,091         110,988
    Equity in pretax earnings of unconsolidated affiliates                     523           (674)          1,872           5,922
    Interest expense                                                        17,279         14,764          32,108          26,540
                                                                     ------------------------------------------------------------

Income before income taxes and other items                                  46,399         43,969          84,855          90,370
    Income taxes                                                            15,550         15,829          30,548          32,533
    Minority interests                                                       2,987          1,992           1,480           2,187
                                                                     ------------------------------------------------------------


Net Income                                                                $ 27,862     $   26,148      $   52,827      $   55,650
---------------------------------------------------------------------------------------------------------------------------------

                                                                     ------------------------------------------------------------
Earnings per common share                                                 $   1.02     $     0.85      $     1.90      $     1.78
---------------------------------------------------------------------------------------------------------------------------------

                                                                     ------------------------------------------------------------
Diluted earnings per share                                                $   1.01     $     0.85      $     1.90      $     1.78
---------------------------------------------------------------------------------------------------------------------------------

Retained earnings - beginning of period                                                                $  499,490      $  510,123
Net income                                                                                                 52,827          55,650
Cash dividends declared ($.63 - 2000, $.61 - 1999)                                                        (16,960)        (18,656)
Purchase of common stock                                                                                  (25,085)        (45,006)
                                                                                                     ----------------------------
Retained earnings - end of period                                                                      $  510,272      $  502,111

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)


                                                                           Dec. 31,                      June 30,
                                                                             2000                          2000
                                                                             ----                          ----


ASSETS
Current
    Cash and cash equivalents                                           $   68,287                      $   61,395
    Accounts receivable                                                    347,168                         358,897
    Advances to suppliers                                                   69,440                          52,383
    Accounts receivable - unconsolidated affiliates                          1,866                          12,573
    Inventories - at lower of cost or market:
        Tobacco                                                            572,798                         379,504
        Lumber and building products                                        70,614                          77,096
        Agri-products                                                       70,902                          73,024
        Other                                                               29,716                          33,068
    Prepaid income taxes                                                    10,695                           9,283
    Deferred income taxes                                                    8,254                           9,008
    Other current assets                                                    20,786                          21,919
                                                                        ------------------------------------------
        Total current assets                                             1,270,526                       1,088,150

Property, plant and equipment - at cost
    Land                                                                    26,330                          27,377
    Buildings                                                              232,999                         245,570
    Machinery and equipment                                                526,157                         505,323
                                                                        ------------------------------------------
                                                                           785,486                         778,270
        Less accumulated depreciation                                      436,043                         430,925
                                                                        ------------------------------------------
                                                                           349,443                         347,345
Other
    Goodwill                                                               110,841                         113,498
    Other intangibles                                                       15,827                          17,145
    Investments in unconsolidated affiliates                                76,864                          77,046
    Deferred income taxes                                                   32,885                          33,606
    Other noncurrent assets                                                 74,515                          71,314
                                                                        ------------------------------------------
                                                                           310,932                         312,609
                                                                        ------------------------------------------

                                                                        $1,930,901                      $1,748,104
------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                                             Dec. 31,                    June 30,
                                                                               2000                        2000
                                                                               ----                        ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                                           $   364,996                 $   356,283
    Accounts payable                                                           255,772                     256,666
    Accounts payable - unconsolidated affiliates                                 5,193                      10,169
    Customer advances and deposits                                             175,850                      91,414
    Accrued compensation                                                        13,839                      20,997
    Income taxes payable                                                        35,136                      26,682
    Current portion of long-term obligations                                   101,568                     121,023
                                                                           ---------------------------------------
        Total current liabilities                                              952,354                     883,234

Long-term obligations                                                          344,351                     223,262

Postretirement benefits other than pensions                                     41,387                      41,295

Other long-term liabilities                                                     53,639                      53,948

Deferred income taxes                                                            6,199                      11,749

Minority interests                                                              36,603                      36,837

Shareholders' equity
    Preferred stock, no par value, authorized 5,000,000
        shares none issued or outstanding
    Common stock, no par value, authorized 100,000,000
        shares, issued and outstanding 27,737,797 shares
        (28,146,697 at June 30, 2000)                                           64,007                      66,274
    Retained earnings                                                          510,272                     499,490
    Accumulated other comprehensive income                                     (77,911)                    (67,985)
                                                                           ---------------------------------------
        Total shareholders' equity                                             496,368                     497,779
                                                                           ---------------------------------------
                                                                           $ 1,930,901                 $ 1,748,104
------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2000 and 1999
(In thousands of dollars)


                                                                                2000             1999
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $    52,827         $    55,650
   Adjustments to reconcile net income to net
     cash provided by operating activities                                     17,000              14,000
   Changes in operating assets and liabilities                                (91,935)            (26,332)

                                                                     ------------------------------------
      Net cash provided (used)  by operating activities                       (22,108)             43,318

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                 (37,000)            (30,000)
    Proceeds from sale of equity investment                                         -              22,000
                                                                     ------------------------------------
      Net cash provided (used) in investing activities                        (37,000)             (8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt, net                                9,000              46,000
    Repayment of long-term debt                                               (20,000)            (20,000)
    Issuance of long-term debt                                                122,000
    Purchases of common stock                                                 (28,000)            (49,000)
    Issuance of common stock                                                                        1,000
    Dividends paid                                                            (17,000)            (19,000)
                                                                     ------------------------------------
      Net cash provided (used) in financing activities                         66,000             (41,000)

Net increase (decrease) in cash and cash equivalents                            6,892              (5,682)
Cash and cash equivalents at beginning of year                                 61,395              92,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    68,287         $    87,102
---------------------------------------------------------------------------------------------------------

See accompanying notes.

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


All figures contained herein are unaudited.

1). Universal Corporation, with its subsidiaries (the "Company"), has seasonal operations in tobacco, lumber and building products, and agri-products. Therefore, the results of operations for the quarter and six months ended December 31, 2000, are not necessarily indicative of results to be expected for the year ending June 30, 2001. All adjustments necessary to state fairly the results for such period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year's presentation.

2). Contingent liabilities: The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that value-added taxes will be repaid if the crops are not exported. At December 31, 2000, total exposure under guarantees issued for banking facilities of unconsolidated affiliates and suppliers was approximately $49 million. Other contingent liabilities approximate $17 million. The Company considers the possibility of loss on any of these guarantees to be remote. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $23 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

3). On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". The adoption of this standard did not have a material impact on the quarterly consolidated financial position or results of operations for the Company.

4). In the fourth quarter of fiscal year 2000, plans were approved to reduce the Company's U. S. cost structure including the consolidation of tobacco processing facilities and a corresponding reduction in the number of employees. In fiscal year 2000, the consolidated statement of income included an $11 million pretax charge related to the plan. The charge includes $7 million of severance costs related to 108 employees in purchasing, processing, and sales. During the three-and six-month periods ended December 31, 2000, the Company paid $1 million and $3.8 million in cash payments to 49 and 105 employees, respectively. No additional restructuring costs were recorded during the quarter.

5). The following table sets forth the computation of earnings per share and diluted earnings per share.

                                                    Three Months                     Six Months
Periods ended December 31,                      2000           1999             2000            1999
                                                ----           ----             ----            ----
Net income (in thousands of dollars)        $     27,862    $     26,148     $    52,827     $    55,650
                                           -------------------------------------------------------------

Denominator for earnings per share:
     Weighted average shares                  27,428,352      30,803,630      27,741,728      31,247,956

Effect of dilutive securities:
     Employee stock options                       99,754           5,521          52,607          10,592
                                           -------------   -------------    ------------    ------------
Denominator for diluted earnings per share    27,528,106      30,809,151      27,794,335      31,258,548
                                           -------------   -------------    ------------    ------------

Earnings per share                          $       1.02    $       0.85     $      1.90     $      1.78
                                           =============   =============    ============    ============

Diluted earnings per share                  $       1.01    $       0.85     $      1.90     $      1.78
                                           =============   =============    ============    ============

6). Comprehensive Income:

                                                    THREE MONTHS                    SIX MONTHS
Periods ended December 31,                     2000            1999            2000            1999
---------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Net income                                  $     27,862    $     26,148     $   52,827      $    55,650

Foreign currency translation adjustment          (10,151)         (4,661)        (9,926)          (3,838)
                                           -------------   -------------    -----------     ------------

Comprehensive income                        $     17,711    $     21,487     $   42,901      $    51,812
                                           =============   =============    ===========     ============

7). Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

                                                    THREE MONTHS                      SIX MONTHS
Periods ended December 31,                      2000            1999            2000            1999
---------------------------------------------------------------------------------------------------------
(in thousands of dollars)
SALES AND OTHER OPERATING REVENUES
Tobacco                                       $  758,076     $   767,945     $1,160,321      $ 1,281,718
Lumber/building products                         123,038         138,801        252,700          280,822
Agri-products                                    113,948         125,707        232,806          256,919
                                             ------------------------------------------------------------
Consolidated total                            $  995,062     $ 1,032,453     $1,645,827      $ 1,819,459
---------------------------------------------------------------------------------------------------------

OPERATING INCOME
Tobacco                                       $   58,411     $    52,964     $  105,191      $   102,213
Lumber/building products                           6,100           6,724         13,750           15,533
Agri-products                                      4,053           3,578          7,810            8,636
---------------------------------------------------------------------------------------------------------
Total                                             68,564          63,266        126,751          126,382

Less:
Corporate expenses                                 4,886           4,533          9,788            9,472
Equity in pretax earnings of
unconsolidated affiliates                            523           (674)          1,872            5,922
                                             ------------------------------------------------------------
Consolidated total                            $   63,155     $   59,407      $  115,091      $   110,988
---------------------------------------------------------------------------------------------------------

8). Short- and Long-Term Debt: Subsequent to the end of the quarter, the Company issued in the public market $20 million in 7.5% medium-term notes due on January 26, 2004. During the quarter, the Company issued an aggregate $97 million of fixed rate medium-term notes ranging in maturity from 3 to 10 years and ranging in rate from 8% to 8.5%. The Company also issued $25 million in floating rate medium term notes due November 30, 2004; the current rate of interest in those notes is 8.10%. The proceeds of these issues were used for general corporate purposes.

9). Depreciation and amortization for the three- and six-month periods are as follows:

                                 THREE MONTHS               SIX MONTHS
Periods ended December 31,       2000        1999         2000         1999
------------------------------------------------------------------------------
(in thousands of dollars)

Depreciation                 $   10,345   $  10,838   $  21,118    $   22,822
                             ----------   ---------   ---------    ----------

Amortization                 $    2,230   $   1,876   $   3,840    $    3,273
                             ----------   ---------   ---------    ----------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     Working capital at December 31, 2000, was $318 million compared to $205 million at June 30, 2000. The increase in working capital was the net result of an increase in current assets of $182 million, primarily from a seasonal increase in tobacco inventories, which was partially offset by an increase in current liabilities of $69 million. The working capital accounts fluctuate between December and June primarily due to seasonality. In the United States, tobacco working capital needs are normally at their lowest point at June 30. In the first quarter of the fiscal year, the United States flue-cured tobacco markets open and tobacco is purchased and shipped to factories for processing. This processing continues during the second quarter and this is reflected at December 31 in increased tobacco inventories of $193 million along with increases in the total of notes payable and customer advances of $93 million. The mix of notes payable and customer advances is dependent on both the company's and its customers' borrowing capabilities, interest rates and exchange rates. The company does not purchase material quantities of tobacco in the United States on a speculative basis; thus the respective increase in United States inventory represents tobacco that has been committed to customers.

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

     The company continues its share purchase programs, which have been in progress since May 6, 1998. As of January 25, 2001, the company had purchased 9 million shares of Universal common stock for approximately $241 million. The programs provide for purchases of up to $300 million. Currently, about 27.2 million common shares are outstanding.

     During the first quarter of fiscal year 2001, Universal registered with the Securities and Exchange Commission $400 million in debt securities. The securities are intended to be issued over time as medium-term notes as an additional source of liquidity for general corporate purposes. Pursuant to that medium-term note program, Universal has issued $122 million in notes with maturity dates from October of 2003 to December of 2010. The notes were issued with both fixed and variable interest rates. The interest rates on the notes issued to date range from 8% to 8.5%. The proceeds were used general corporate purposes. Management believes that the liquidity and capital resources of the company at December 31, 2000, remain adequate to support the company's foreseeable operating needs.

Results of Operations
---------------------

     'Sales and Other Operating Revenues' decreased $37 million or 4% in the second quarter of fiscal year 2001 and $174 million for the six-month period ending December 31, 2001. Tobacco revenues were down by $10 million; lumber and building products revenues were down by $16 million; and agri-products revenues declined $11 million during the quarter. The six-month decline in revenue compared to the comparable period last year comprised $121 million for tobacco, $28 million for lumber and building products, and $24 million for agri-products. The lower tobacco revenues resulted from delays in shipments from Zimbabwe and smaller U.S. crops. In addition, dark tobacco operations were negatively affected in the six months by shipment delays. The reduction in lumber and building products revenues was primarily related to the stronger U.S. dollar, and agri-products continued to experience difficult markets for sunflower seeds.

     Fiscal year 2001 segment operating income in the second quarter was up by 8% or $5 million compared to the same period last year. The results for the six-month period resulted in a slight increase of $369 thousand. Tobacco segment operating income was up almost 3% to $105 million for the six-month period, despite the recognition of a $4.1 million gain on the sale of a joint venture interest in the first quarter of the prior year, which made the comparison more difficult. In addition, there were lower costs in the United States associated with operating fewer processing facilities this year. Lumber and building products operating income declined 9% in the second quarter and 11% for the six-month period compared to the same periods last year, as the sharp decline in the euro exchange rate more than offset improved local currency sales. The euro was weaker on average by 19% in the quarter and 16% in the six months when compared to a year ago. Operating income for the agri-products business improved by 13% in the second quarter; however it was down by 6% for the six months. The quarterly results reflected improved market conditions for tea, and dried fruit and nuts. However, very competitive conditions for confectionery sunflower seed continued in the quarter and adversely affected results for the quarter and the six months.

     Interest expense increased for the quarter and six months due to higher short-term rates, higher interest rates on long-term debt, and an increase in debt during the quarter. The company's estimated effective tax rate in fiscal year 2001 is consistent with the prior year at 36%.

     The company's quarterly earnings comparisons are often difficult due to such factors as timing of shipments and currency fluctuations, particularly the euro. Despite these factors, Universal achieved a good earnings performance in the quarter. Looking to the remainder of the fiscal year, management believes that world market conditions are beginning to improve for tobacco as leaf demand appears to be strengthening and unsold leaf inventories are declining. In addition, the U. S. dollar has weakened against the euro recently, which suggests more favorable earnings translations going forward for the company's lumber and building products distribution businesses. Although uncertainties remain, the company expects to have a successful year.

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

PART II.    OTHER INFORMATION

ITEM 5.  OTHER EVENTS.

     In accordance with Securities and Exchange Commission Rule 10b5-1(c), certain executive officers of the Company have provided his or her securities broker with written instructions for the cashless exercise of certain options that expire on December 4, 2001, and for the sale of sufficient shares of common stock of the Company in connection with such cashless exercises to fund the exercise and the payment of associated taxes.

ItTEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.        Exhibits
          12. Ratio of earnings to fixed charges.*


b.        Reports on Form 8-K.

          Report on Form 8-K dated October 2, 2000 filing Fixed
          Rate Note that was issued on October 2, 2000.

          Report on Form 8-K dated October 18, 2000 filing press release announcing conference call on October 24, 2000.

          Report on Form 8-K dated October 25, 2000 filing press release announcing first quarter earnings.

          Report on Form 8-K dated November 13, 2000 filing Fixed
          Rate Note that was issued on November 13, 2000.

          Report on Form 8-K dated November 21, 2000 filing Fixed
          Rate Note that was issued on November 21, 2000.

          Report on Form 8-K dated December 1, 2000 filing Fixed
          Rate Note that was issued on November 30, 2000.

          Report on Form 8-K dated December 8, 2000 filing press release announcing increase in quarterly dividend.

          Report on Form 8-K dated December 8, 2000 filing Fixed
          Rate Note that was issued on December 8, 2000.

          Report on Form 8-K dated December 15, 2000 filing Fixed
          Rate Note that was issued on December 14, 2000.


* Filed herewith

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: February 2, 2001                     UNIVERSAL CORPORATION
      -----------------           ------------------------------------------
                                                (Registrant)



                                    /s/  Hartwell H. Roper
                                  ------------------------------------------
                                  Hartwell H. Roper, Vice President and
                                        Chief Financial Officer



                                    /s/  James A. Huffman
                                 ------------------------------------------
                                      James A. Huffman, Controller
                                      (Principal Accounting Officer)