Form 10-Q
period 2001-03-31
UNIVERSAL CORP /VA/
filed 2001-05-09
CIK 102037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 2001
                     --------------

                                      OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Transition Period From _______________ to ________________


                         Commission file number  1-652
                                                 -----

                             UNIVERSAL CORPORATION
           ---------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



                           VIRGINIA                                                   54-0414210
  ---------------------------------------------------------             -----------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification Number)


        1501 North Hamilton Street, Richmond, Virginia                                   23230
  ---------------------------------------------------------             -----------------------------------------
           (Address of principal executive offices)                                    (Zip code)

Registrant's telephone number, including area code - (804) 359-9311
                                                     ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X     No ___
                                   ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date:

Common Stock, No par value - 27,297,824 shares outstanding as of April 25, 2001

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Nine Months Ended March 31, 2001 and 2000
(In thousands of dollars, except per share data)

                                                                            THREE MONTHS                  NINE MONTHS
                                                                         2001          2000          2001             2000
                                                                  -----------------------------------------------------------
Sales and other operating revenues                                     $756,168     $1,001,207     $2,401,995      $2,820,666

Costs and expenses
    Cost of goods sold                                                  605,880        846,271      1,988,818       2,398,979
    Selling, general and administrative expenses                         76,198         76,028        223,996         231,791
                                                                  -----------------------------------------------------------

Operating Income                                                         74,090         78,908        189,181         189,896
    Equity in pretax earnings of unconsolidated affiliates                3,720          2,186          5,592           8,108
    Interest expense                                                     14,982         13,934         47,090          40,474
                                                                  -----------------------------------------------------------

Income before income taxes and other items                               62,828         67,160        147,683         157,530
    Income taxes                                                         22,618         24,178         53,166          56,711
    Minority interests                                                    4,343          4,524          5,823           6,711
                                                                  -----------------------------------------------------------


Net Income                                                             $ 35,867     $   38,458     $   88,694      $   94,108
-----------------------------------------------------------------------------------------------------------------------------
                                                                  -----------------------------------------------------------

Earnings per common share                                              $   1.32     $     1.29     $     3.22      $     3.06
-----------------------------------------------------------------------------------------------------------------------------
                                                                  -----------------------------------------------------------

Diluted earnings per share                                             $   1.31     $     1.29     $     3.20      $     3.06
-----------------------------------------------------------------------------------------------------------------------------

Retained earnings - beginning of period                                                            $  499,490      $  510,123
Net income                                                                                             88,694          94,108
Cash dividends declared ($.95 - 2001, $.92 - 2000)                                                    (25,504)        (27,515)
Purchase of common stock                                                                              (32,527)        (68,176)
                                                                                                   --------------------------
Retained earnings - end of period                                                                  $  530,153      $  508,540

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)


                                                         March 31,    June 30,
                                                            2001        2000
                                                            ----        ----

ASSETS

Current
    Cash and cash equivalents                            $   75,936  $   61,395
    Accounts receivable                                     294,445     358,897
    Advances to suppliers                                    86,256      52,383
    Accounts receivable - unconsolidated affiliates           2,772      12,573
    Inventories - at lower of cost or market:
        Tobacco                                             527,748     379,504
        Lumber and building products                         79,360      77,096
        Agri-products                                        75,784      73,024
        Other                                                29,944      33,068
    Prepaid income taxes                                      5,204       9,283
    Deferred income taxes                                     7,933       9,008
    Other current assets                                     15,010      21,919
                                                         ----------------------
        Total current assets                              1,200,392   1,088,150

Property, plant and equipment - at cost
    Land                                                     27,350      27,377
    Buildings                                               238,205     245,570
    Machinery and equipment                                 521,724     505,323
                                                         ----------------------
                                                            787,279     778,270
        Less accumulated depreciation                       439,932     430,925
                                                         ----------------------
                                                            347,347     347,345
Other
    Goodwill                                                112,847     113,498
    Other intangibles                                        15,051      17,145
    Investments in unconsolidated affiliates                 79,181      77,046
    Deferred income taxes                                    32,090      33,606
    Other noncurrent assets                                  85,539      71,314
                                                         ----------------------
                                                            324,708     312,609
                                                         ----------------------

                                                         $1,872,447  $1,748,104
===============================================================================


See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                         March 31,    June 30,
                                                            2001        2000
                                                            ----        ----

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                         $  241,988  $  356,283
    Accounts payable                                        237,740     256,666
    Accounts payable - unconsolidated affiliates              7,452      10,169
    Customer advances and deposits                          136,060      91,414
    Accrued compensation                                     15,286      20,997
    Income taxes payable                                     34,682      26,682
    Current portion of long-term obligations                    648     121,023
                                                         ----------------------
        Total current liabilities                           673,856     883,234

Long-term obligations                                       521,119     223,262

Postretirement benefits other than pensions                  40,126      41,295

Other long-term liabilities                                  53,564      53,948

Deferred income taxes                                         6,643      11,749

Minority interests                                           40,328      36,837

Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000
     shares none issued or outstanding
  Common stock, no par value, authorized 100,000,000
     shares, issued and outstanding 27,319,424 shares
     (28,146,697 at June 30, 2000)                           73,621      66,274
   Retained earnings                                        530,153     499,490
   Accumulated other comprehensive income                   (66,963)    (67,985)
                                                         ----------------------
         Total shareholders' equity                         536,811     497,779
                                                         ----------------------
                                                         $1,872,447  $1,748,104
===============================================================================

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2001 and 2000
(In thousands of dollars)

                                                                                          2001             2000
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $  88,694       $  94,108
   Adjustments to reconcile net income to net
     cash provided by operating activities                                                 39,000          12,400
   Changes in operating assets and liabilities                                            (85,753)        (30,852)
                                                                                        --------------------------
     Net cash provided by operating activities                                             41,941          75,656

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                             (47,300)        (39,500)
    Proceeds from sales                                                                     9,500          27,000
                                                                                        --------------------------
      Net cash used in investing activities                                               (37,800)        (12,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt, net                                         (114,000)        (78,000)
    Repayment of long-term debt                                                          (120,000)        (20,000)
    Issuance of long-term debt                                                            295,000         120,000
    Purchases of common stock                                                             (35,100)        (75,000)
    Issuance of common stock                                                               10,000               -
    Dividends paid                                                                        (25,500)        (27,500)
                                                                                        --------------------------
      Net cash provided (used) in financing activities                                     10,400         (80,500)

Net increase (decrease) in cash and cash equivalents                                       14,541         (17,344)
Cash and cash equivalents at beginning of year                                             61,395          92,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  75,936       $  75,440
==================================================================================================================

See accompanying notes.

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001


All figures contained herein are unaudited.

1). Universal Corporation, with its subsidiaries (the "Company"), has seasonal operations in tobacco, lumber and building products, and agri-products. Therefore, the results of operations for the quarter and nine months ended March 31, 2001, are not necessarily indicative of results to be expected for the year ending June 30, 2001. All adjustments necessary to state fairly the results for such period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year's presentation.

2). Contingent liabilities: The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries and unconsolidated affiliates. In addition, certain subsidiaries provide guarantees that ensure that value-added taxes will be repaid if the crops are not exported. At March 31, 2001, total exposure under guarantees issued for banking facilities of unconsolidated affiliates and suppliers was approximately $45 million. Other contingent liabilities approximate $25 million. The Company considers the possibility of loss on any of these guarantees to be remote. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $23 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

3). On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have a material impact on the consolidated financial position or results of operations for the Company.

4). In the fourth quarter of fiscal year 2000, plans were approved to reduce the Company's U. S. cost structure including the consolidation of tobacco processing facilities and a corresponding reduction in the number of employees. In fiscal year 2000, the consolidated statement of income included an $11 million pretax charge related to the plan. The charge includes $7 million of severance costs related to 108 employees in purchasing, processing, and sales. During the three-and nine-month periods ended March 31, 2001, the Company paid $900 thousand and $4.7 million in cash payments to 46 and 105 employees, respectively. No additional restructuring costs were recorded during the quarter.

5). The following table sets forth the computation of earnings per share and diluted earnings per share.

                                                              Three Months                  Nine Months
Periods ended March 31,                                    2001           2000           2001           2000
                                                           ----           ----           ----           ----
Net income (in thousands of dollars)                   $    35,867    $    38,458    $    88,694    $    94,108
                                                     -------------    -----------    -----------    -----------

Denominator for earnings per share:
            Weighted average shares                     27,267,852     29,748,157     27,586,075     30,751,659

Effect of dilutive securities:
            Employee stock options                         163,348          1,252         89,520          7,478
                                                     -------------    -----------    -----------    -----------
Denominator for diluted earnings per share              27,431,200     29,749,409     27,675,595     30,759,137
                                                     -------------    -----------    -----------    -----------

Earnings per share                                     $      1.32    $      1.29    $      3.22    $      3.06
                                                     =============    ===========    ===========    ===========

Diluted earnings per share                             $      1.31    $      1.29    $      3.20    $      3.06
                                                     =============    ===========    ===========    ===========

6).  Comprehensive Income:

                                                               THREE MONTHS                  NINE MONTHS
Periods ended March 31,                                    2001           2000           2001           2000
----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Net income                                           $      35,867    $    38,458    $    88,694    $    94,108

Foreign currency translation adjustment                     10,948        (10,207)         1,022        (14,045)
                                                     -------------    -----------    -----------    -----------

Comprehensive income                                 $      46,815    $    28,251    $    89,716    $    80,063
                                                     =============    ===========    ===========    ===========

7). Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

                                                                THREE MONTHS                 NINE MONTHS
Periods ended March 31,                                     2001           2000           2001          2000
----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
SALES AND OTHER OPERATING REVENUES
Tobacco                                                    $522,828     $  765,365     $1,683,149     $2,047,081
Lumber/building products                                    118,882        128,069        371,582        408,892
Agri-products                                               114,458        107,773        347,264        364,693
                                                        --------------------------------------------------------
Consolidated total                                         $756,168     $1,001,207     $2,401,995     $2,820,666
----------------------------------------------------------------------------------------------------------------

OPERATING INCOME
Tobacco                                                    $ 75,734     $   77,084     $  180,925     $  181,039
Lumber/building products                                      4,181          5,380         17,931         19,694
Agri-products                                                 3,663          2,640         11,473         10,754
----------------------------------------------------------------------------------------------------------------
Total                                                        83,578         85,104        210,329        211,487

Less:
Corporate expenses                                            5,768          4,010         15,556         13,483
Equity in pretax earnings of unconsolidated affiliates        3,720          2,186          5,592          8,108
                                                        --------------------------------------------------------
Consolidated total                                         $ 74,090     $   78,908     $  189,181     $  189,896
----------------------------------------------------------------------------------------------------------------

8). Short- and Long-Term Debt: During the quarter, the Company issued an aggregate $170 million of fixed rate medium-term notes ranging in maturity from 3 to 7 years and ranging in rate from 7.5% to 7.875%. The proceeds of these issues were used for general corporate purposes.

9). Depreciation and amortization for the three- and nine-month periods are as follows:

                                      THREE MONTHS             NINE MONTHS
Periods ended March 31,              2001       2000         2001       2000
------------------------------------------------------------------------------
(in thousands of dollars)

Depreciation                       $11,416     $13,147     $32,534     $35,969
                                   -------     -------     -------     -------

Amortization                       $ 1,880     $ 1,958     $ 5,720     $ 5,231
                                   -------     -------     -------     -------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     Working capital at March 31, 2001, was $527 million compared to $205 million at June 30, 2000. The increase in working capital was the net result of an increase in current assets of $112 million, primarily from a seasonal increase in tobacco inventories, along with a $210 million reduction in current liabilities. The decrease in current liabilities was due to repayment of $120 million in long-term debt at its maturity, and a reduction in notes payables and overdrafts of $114 million, netted with an increase of $45 million in customer advances. The Company issued $292 million in medium-term notes during the nine months ended March 31, 2001. The proceeds were used to refinance the maturing long-term debt and finance working capital needs. The mix of notes payable and customer advances is dependent on both the Company's and its customers' borrowing capabilities, interest rates and exchange rates. The working capital accounts fluctuate between March and June primarily due to seasonality. In the United States, tobacco working capital needs are normally at their lowest point at June 30.

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

     The Company continued its share purchase programs during the quarter, which have been in progress since May 6, 1998. As of April 25, 2001, the Company had purchased 9.2 million shares of Universal common stock for approximately $248 million. The programs provide for purchases of up to $300 million. Currently, about 27.3 million common shares are outstanding.

     During the first quarter of fiscal year 2001, Universal registered with the Securities and Exchange Commission $400 million in debt securities. The securities are intended to be issued over time as medium-term notes as an additional source of liquidity for general corporate purposes. Pursuant to that medium-term note program, Universal has issued $292 million in notes with maturity dates from October of 2003 to December of 2010. The notes were issued with both fixed and variable interest rates. The interest rates on the notes issued to date range from 7.5% to 8.17%. The proceeds were used to repay maturing long-term debt, and to reduce short-term debt, as well as for general corporate purposes. The company has entered into interest rate swaps in which it receives fixed rate interest and pays a floating rate based on LIBOR. The purpose of these interest rate swaps is to better match its interest rates to the market rates of interest that its customers pay for inventory purchased for their accounts. Management believes that the liquidity and capital resources of the company at March 31, 2001, remain adequate to support the Company's foreseeable operating needs.

Results of Operations
---------------------

     'Sales and Other Operating Revenues' decreased $245 million or 24% in the third quarter of fiscal year 2001 and $419 million or 15% for the nine-month period ending March 31, 2001. In the quarter, tobacco revenues were down by $243 million; lumber and building products revenues were down by $9 million; and agri-products revenues increased $7 million. The nine-month decline in revenue compared to the comparable period last year comprised $364 million for tobacco, $37 million for lumber and building products, and $18 million for agri-products. The decline in revenues was due to a number of factors including shipment timing, lower volumes handled in the United States where crops have decreased in response to lower demand, and the impact of the strong dollar on our Dutch lumber operations. In addition, fiscal year 2001 revenues have been reduced as a result of the shift in the United States to direct purchasing of tobacco leaf by manufacturers. Because the Company continued to process the tobacco, the effect of this change on the Company's results of operations was not material.

     Fiscal year 2001 segment operating income in the third quarter decreased by 2% or $2 million compared to the same period last year. For the nine-month period the decline was $1 million. Tobacco segment operating income dropped slightly by $114 thousand for the nine-month period, despite the recognition of a $4.1 million gain on the sale of a joint venture interest in the first quarter of the prior fiscal year. Lumber and building products operating income declined 22% in the third quarter and 9% for the nine-month period compared to the same periods last year, due in large part to the sharp decrease in the euro exchange rate related to the U. S. dollar. The euro was weaker on average by 11% in the quarter and 14% in the nine months when compared to a year ago. Operating income for the agri-products business improved by 39% in the third quarter and 7% for the nine months. In the agri-product group, tea, merchandising, and dried fruit and nut distribution businesses had a strong quarter, while confectionary sunflower seeds continued to suffer from very competitive world market conditions.

     Interest expense increased for the quarter and nine months due to higher interest rates. Corporate expenses have increased during the quarter due to increases in amortization of debt issue costs and revolving credit facilities fees and pension costs. The Company's estimated effective tax rate in fiscal year 2001 is consistent with that of the prior year at 36%.

     In tobacco, the Company's world market share and competitive position remain very strong. Deliveries from Africa have been delayed this year due to the late opening of the tobacco markets in Zimbabwe last spring. Management expects that the remaining African shipments will be completed during this fiscal year. Some dark air-cured leaf shipments from Indonesia and the Dominican Republic have also been postponed at the request of customers. A number of these shipments could be deferred into the next fiscal year.

     The outlook for the remainder of the fiscal year is positive. The overall tobacco market environment has improved due to a decrease in the unsold leaf inventories that have been overhanging world markets for the last eighteen months, and smaller flue-cured and burley crops in a number of countries. These factors suggest a much improved supply and demand situation for the months ahead. Attractive quality crops are currently being marketed in Brazil and Zimbabwe, and good demand is now forecast for those crops. The situation in the United States continues to be uncertain, with little likelihood that the actions needed to reverse the downward trend in production and exports of U. S. flue-cured and burley tobaccos will be forthcoming, which in part explains the good demand we are experiencing in Brazil and Zimbabwe.

     Our lumber and building products distribution companies will continue to be significantly affected by the dollar/euro relationship. These companies have continued to perform well this fiscal year despite the very strong appreciation of the dollar. Conditions have been very challenging for a number of our agri-products companies, but overall, the group will have another solid year.

     While year end results can still be affected by a number of factors, including shipment timing in the case of tobacco and currency fluctuations for the Company's lumber distribution businesses, management now expect to achieve earnings on a per share basis in the range of $3.95 to $4.15 per share.

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



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated and Southwestern Tobacco Company, Incorporated, subsidiaries of the Company (the "Company Subsidiaries") were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-
1235) (the "DeLoach Suit"). The DeLoach Suit is a purported class action brought on behalf of U.S. tobacco growers and quota holders that alleges that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. On March 14, 2001, the Company Subsidiaries and other leaf tobacco merchant defendants filed a joint motion to dismiss the Third Amended Complaint.

     The Company Subsidiaries intend to vigorously defend the DeLoach Suit. The suit is still in its initial stages, and at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

      12. Ratio of earnings to fixed charges.*

b.   Reports on Form 8-K.

     Report on Form 8-K dated January 8, 2001 reporting that plaintiff in a civil anti-trust lawsuit had moved to have some of the Company's subsidiaries added as defendant.

     Report on Form 8-K dated January 30, 2001 filing Fixed Rate
     Note that was issued on January 26, 2001.

     Report on Form 8-K dated February 1, 2001 filing press release announcing second quarter earnings and quarterly dividend.

     Report on Form 8-K dated February 12, 2001 filing Fixed Rate
     Note that was issued on February 7, 2001.

     Report on Form 8-K dated February 28, 2001 reporting that three of the Company's subsidiaries had been named as defendants in a civil anti-trust lawsuit.


     * - Filed herewith




                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2001                             UNIVERSAL CORPORATION
                                    ------------------------------------------
                                                    (Registrant)



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