Form 10-K405
period 2001-06-30
UNIVERSAL CORP /VA/
filed 2001-09-19
CIK 102037

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                     OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 2001

                                      OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                   15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from     to    .

                         Commission file number 1-652

                             UNIVERSAL CORPORATION
            (Exact name of Registrant as specified in its charter)

              Virginia                              54-0414210
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)             Identification Number)

     1501 North Hamilton Street,                   804-359-9311
      Richmond, Virginia 23230            (Registrant's telephone number)
   (Address of principal executive
              offices)

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

Indicate by "X" mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by "X" mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $1.1 billion and the total number of shares of common stock outstanding was 27,078,145 at September 7, 2001.

                     INFORMATION INCORPORATED BY REFERENCE

Certain information contained in the September 21, 2001 Proxy Statement for the Annual Meeting of Shareholders of Registrant is incorporated by reference into Part III hereof.

                                    PART I

Item 1. Business

A. The Company

  Universal Corporation (which together with its subsidiaries is referred to herein as "Universal" or the "Company") is the world's largest independent leaf tobacco merchant and has additional operations in agri-products and the distribution of lumber and building products. Universal's tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended June 30, 2001, tobacco operations accounted for 68% of revenues and 86% of segment operating income, as set forth in Note 10 of "Notes to Consolidated Financial Statements." Universal's agri-products and lumber and building products operations accounted for 15% and 17% of revenues and 5% and 9% of operating profits, respectively, during the same period. See
Note 10 of "Notes to Consolidated Financial Statements" for additional business segment and geographical information.

B. Description of Tobacco Business

 General

  Universal's tobacco business involves selecting, buying, shipping, processing, packing, storing, and financing leaf tobacco in tobacco growing countries for the account of, or for resale to, manufacturers of tobacco products throughout the world. Universal does not manufacture cigarettes or other consumer tobacco products. Most of the Company's tobacco revenues are derived from sales of processed tobacco and from fees and commissions for specific services.

  The Company's tobacco sales consist primarily of flue-cured and burley tobaccos, which, along with oriental tobaccos, are the major ingredients in American-blend cigarettes. The Company participates in the sale of oriental tobacco through ownership of a 49% equity interest in what management believes to be the largest oriental tobacco leaf merchant in the world, Socotab, L.L.C. According to industry sources, worldwide cigarette production increased, on average, about 0.3% per year during the ten years that ended in 2000, but in 2000, it increased by approximately 1.2%. During the decade, American-blend cigarette consumption increased at a faster rate than total world production as multinational manufacturers expanded their total market share, and American-blend consumption is expected to continue to increase as a percent of the world total. For a discussion of the impact of current trends on the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Information Regarding Trends and Management's Actions."

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

  Universal estimates that in fiscal year 2001, it processed between 35% and 40% of the aggregate amount of flue-cured and burley tobacco produced in the United States, Brazil, Zimbabwe, and Malawi, which are the principal export markets of such tobaccos. In addition, Universal maintains a presence, and in certain cases, a leading presence, in virtually all other tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its broad market presence, its development of processing equipment and technologies, its financial position, its ability to meet customer demand, and its long-standing relationships with customers. For a description of the factors that may affect Universal's operating revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results." Universal also has a leading position in worldwide dark tobacco markets. Its dark tobacco operations are located in the major producing countries (i.e., the United States, the Dominican Republic, Indonesia, and northern Brazil) and other markets. Dark tobaccos are typically used in the manufacture of cigars and smokeless tobacco products.

  Sales are made by Universal's sales force and, to a lesser degree, through the use of commissioned agents. Most customers are long-established firms or government monopolies.

  Universal purchases tobaccos directly from farmers under contract and is represented by its buyers on U.S. auction markets for flue-cured, light air-cured (burley and Maryland), air-cured, dark fired, and dark air-cured tobaccos.

  In the United States, flue-cured and burley tobacco crops were traditionally sold at public auction, but these markets have undergone a fundamental change. Universal expects a significant portion of these crops will be sold by farmers directly to purchasers pursuant to contracts in fiscal year 2002. Management also expects that the trend toward such contract sales will continue in the next few years. This development is likely to change the risk characteristics of the U.S. flue-cured and burley tobacco markets by increasing the likelihood of accumulations of excess inventories if the delivered quality and quantity does not meet market requirements.

  The price of U.S. flue-cured and burley tobacco is supported under an industry-funded federal government program that also restricts tobacco production through a quota system. The price support system has caused U.S. grown tobacco to be more expensive than most non-U.S. tobacco, resulting in a declining trend in exports. Other factors affecting the competitive position of U.S. tobacco in the world market include the efficiency of the marketing system, relative costs of production, and leaf quality in the United States and in foreign countries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Universal conducts its tobacco business in varying degrees in a number of foreign countries, including Argentina, Belgium, Brazil, Canada, Colombia, the Dominican Republic, France, Germany, Greece, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People's Republic of China, the Philippines, Poland, Portugal, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, Thailand, Uganda, the United Kingdom, Zambia, and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Greece, Macedonia, and Turkey.

  In a number of foreign countries, including Argentina, Brazil, Guatemala, Hungary, Italy, Mozambique, Mexico, Poland, Tanzania, and Zambia, Universal contracts directly with tobacco farmers or groups of farmers, in some cases before harvest, and thereby takes the risk that the delivered quality and quantity will not meet market requirements. The price may be set by negotiation with farmers' groups or with agencies of the local government. In some countries, Universal also provides agronomy services and crop advances of or for seed, fertilizer, and other supplies. Tobacco in Zimbabwe, Malawi, Canada, and to a certain extent, India, is purchased under an auction system. The Company has substantial capital investments in South America and Africa, and the performance of its operations in these regions can materially affect the Company's earnings from tobacco operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results--Tobacco Businesses."

  Universal's foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, Universal has advanced substantial sums, has guaranteed local loans, or has guaranteed lines of credit in substantial amounts for the purchase of tobacco. Most tobacco sales are denominated in U.S. dollars, thereby limiting some of the Company's foreign currency exchange risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results."

 Recent Developments and Trends; Factors that May Affect Future Results

  For a discussion of recent developments and trends in, and factors that may affect, the Company's tobacco business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Seasonality

  Universal's tobacco operations are seasonal in nature. Sales of U.S. flue-cured tobacco begin in the third week of July and last for approximately four months. The U.S. burley tobacco farmers deliver their crop from late November through mid-February. Tobacco in Brazil is usually purchased from January through May. Near the end of the Brazilian season, the markets in Zimbabwe and Malawi open and continue into the fall. These different marketing periods reduce the overall seasonality of the Company's tobacco business.

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

 Customers

  A material part of the Company's tobacco business is dependent upon a few customers. The loss of, or a substantial reduction of business from, any one of these major customers would have a material adverse effect on the Company. Although formal continuing contracts are not customary in the industry, the Company has done business with each of its major customers for over 40 years. In the United States, however, the Company has signed a ten-year contract with Philip Morris Incorporated to process a significant portion of its domestic tobacco requirements. See "Properties." For the year ended June 30, 2001, sales to subsidiaries and affiliates of Philip Morris Companies Inc. accounted for greater than 10% of consolidated revenues. See Note 9 of "Notes to Consolidated Financial Statements." Collectively, five other customers accounted for approximately 19% of consolidated revenues during the same period.

  Universal had orders from customers in excess of $342 million for its tobacco inventories at June 30, 2001. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the fiscal year ending June 30, 2002. Typically, delays in the delivery of orders result from changing customer requirements.

 Competition

  The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the price charged for products and services as well as the firm's ability to meet customer specifications in the buying, processing, and financing of tobacco. Universal has a worldwide buying organization of tobacco specialists and many processing plants equipped with the latest technology, which, management believes, give it a competitive edge. See "Properties." Competition varies depending on the market or country involved. The number of competitors in foreign markets varies from country to country, but there is competition in all areas to buy the available tobacco. The Company's principal competitors are DIMON Incorporated and Standard Commercial Corporation. In addition, British American Tobacco p.l.c., a multi-national tobacco product manufacturer, has subsidiaries that compete with the Company in some markets. Of the independent leaf tobacco industry competitors, Universal believes that it holds the largest worldwide market share.

C. Description of Agri-Products Business

  The Company's agri-products business involves the selecting, buying, shipping, processing, storing, financing, distribution, importing, and exporting of a number of products, including tea, rubber, sunflower seeds, nuts, dried fruit, and canned and frozen foods.

  The emphasis of the Company's agri-products business is on value-adding activities and trading of physical products in markets where a service can be performed in the supply system from the countries of origin to the consuming industries. In a number of countries, long-standing sourcing arrangements for certain products or value-adding activities through modern processing facilities for tea and sunflower seeds contribute to the stability and profitability of the business. Seasonal effects on trading are limited.

  The Company provides various products to numerous large and small customers in the retail food and food packaging industry and in the rubber and tire manufacturing industry. Generally, there are no formal, continuing contracts with these customers, although business relationships may be longstanding. No single customer accounts for 10% or more of the Company's consolidated agri-products revenues.

  Competition among suppliers in the agricultural products in which Universal deals is based on price as well as the ability to meet customer requirements in product quality, buying, processing, financing, and delivery. The number of competitors in each market varies from country to country, but there is competition for all products and markets in which the Company operates. Some of the main competitors are: Agway, Akbar Brothers, Centrotrade, Cargill, Dahlgren, Ennar, Global, Kaytee Pennington, Metallgeschellschaft/SAFIC Alcan, Stassens, STT/Wurfbain, Universal Tea, and UTT (Unilever).

  For a discussion of recent developments and trends in, and factors that may affect, the Company's agri-products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

D. Description of Lumber and Building Products Business

  The Company is engaged in the lumber and building products distribution business in the Netherlands and Belgium. The majority of lumber products are purchased outside the Netherlands, principally in North America, Scandinavia, Europe, and the Far East.

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

  The Company's lumber and building products sales in fiscal year 2001 accounted for approximately 20% of the total market volume in the Netherlands. That share is similar to the market share of its largest competitor, Pont-Eecen N.V. Ten additional competitors accounted for approximately 30% of the market in this period, and the balance was held by approximately 200 smaller competitors. The primary factors of competition are quality, price, product range, and speed and reliability of logistic systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system, and its efficient logistics give it a competitive advantage in the Netherlands. The Company's share of the highly fragmented Belgian lumber and building products market was approximately 3% in fiscal year 2001. For a discussion of recent developments and trends in, and factors that may affect, the Company's lumber and building products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

E. Employees

  The Company employed over 26,000 employees throughout the world during the fiscal year ended June 30, 2001. This figure is estimated because the majority of the personnel are seasonal employees.

  Universal believes that in the United States approximately 1,000 of the non-salaried employees of its consolidated tobacco subsidiaries are represented by unions. Most of these are seasonal employees. The Company believes that its labor relations have been good.

F. Research and Development

  No material amounts were expended for research and development during the fiscal years ended June 30, 2001, 2000, and 1999.

G. Patents, etc.

  The Company holds no material patents, licenses, franchises, or concessions.

H. Government Regulation, Environmental Matters and Other Matters

  The Company's business is subject to extensive governmental regulation in the United States and in foreign jurisdictions where the Company conducts business. Such regulation includes, but is not limited to, matters relating to environmental protection. To date, governmental provisions regulating the discharge of material into the environment have not had a material effect upon the capital expenditures, earnings, or competitive position of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results" for a discussion of government regulation and other factors that may affect the Company's business.

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

  In its domestic tobacco processing operations, Universal currently owns and operates three large, high volume plants that have the capacity to thresh, separate, grade, and redry tobacco. Two of these plants are located in North Carolina (Henderson and Wilson); one plant is in Danville, Virginia. A processing plant in Lexington, Kentucky was closed during fiscal year 2001. In May 2001, the Company announced that it would upgrade and expand its Danville processing facility and build a new facility in North Carolina (together, the "U.S. Processing Project"). When complete, the new facility in North Carolina will replace the two existing facilities in that state. The Danville expansion is scheduled to be completed in the summer of 2002. The new North Carolina facility is scheduled to be completed in the summer of 2003. The U.S. Processing Project is currently expected to cost over $130 million and will employ improved processing technology. Management believes that the U.S. Processing Project is required to meet customer specifications with efficiencies that are not attainable in the Company's current domestic facilities. The decision to proceed with the U.S. Processing Project was made in conjunction with the Company's execution of a ten-year processing agreement with Philip Morris Incorporated. See "The Company--Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company owns processing facilities in the following foreign countries: two processing plants in each of Brazil, Italy, and Malawi and one processing plant in each of Canada, Hungary, the Netherlands, Tanzania, Poland, and Zimbabwe. In the fourth quarter of fiscal year 2001, the Company announced the closure of a second plant in Poland. In addition, the Company owns interests in a processing plant in each of Guatemala and Mexico and has access to processing plants in each of Argentina, India, the Philippines, the People's Republic of China, Uganda, and Zambia. Socotab, L.L.C., a joint venture in which Universal owns a minority interest, owns two oriental tobacco processing plants in Turkey, one in Greece, one in Macedonia, and a storage complex with limited processing capabilities. In addition, Socotab, L.L.C. owns minority interests in two processing plants in Bulgaria.

  The facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. In addition, Universal operates plants that process tobacco used in making cigar and smokeless products in Pennsylvania, Virginia, the Dominican Republic, Colombia, Germany, Indonesia, and Brazil.

  Universal also owns or leases tobacco receiving stations, packaging stations, and warehouse space in the tobacco-growing states and abroad. The Company believes that the properties currently utilized in its tobacco operations are maintained in good operating condition and are suitable and adequate for their purposes at the Company's current sales levels. The facilities owned by the Company are not subject to indebtedness. Management believes that it can fund the U.S. Processing Project with operating cash flow, but the Company may elect to fund such construction using secured financing.

  The Company's agri-products subsidiaries own and operate a tea blending plant in the Netherlands; a tea warehouse and office in Sri Lanka; a bean processing plant in Park Rapids, Minnesota; and small grain processing facilities in Delamere, North Dakota and Zevenbergen, the Netherlands. Sunflower seed processing plants are also owned and operated in Lubbock, Texas; Fargo, North Dakota; and Colby, Kansas. The latter facility is financed in part through a governmental industrial development authority bond. The Company has leased agri-products trading facilities around the world, including locations in the United States, United Kingdom, Egypt, Indonesia, Kenya, Canada, Poland, Russia, and Malawi.

  The lumber and building products business owns or leases 44 sales outlets and/or distribution facilities in the Netherlands and six facilities in Belgium. Most of these locations are owned. In the Netherlands, the Company also owns a facility for large scale sawing, planing and fingerjointing of softwood products, and a manufacturing facility for building components.

Item 3. Legal Proceedings

  On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated, and Southwestern Tobacco Company, Incorporated, subsidiaries of Universal (the "Company Subsidiaries") were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the "DeLoach Suit"). The DeLoach Suit is a purported class action brought on behalf of U.S. tobacco growers and quota holders that alleges that the defendants violated antitrust laws by engaging in bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. On July 24, 2001, the court denied the defendants' motions to dismiss the Third Amended Complaint. The defendants are opposing plaintiffs' motion for class certification. Discovery and briefing of the motion for class certification has been completed. Pending the disposition of this motion, the court has stayed discovery on the merits of the case. The Company Subsidiaries intend to vigorously defend the DeLoach Suit.

Item 4. Submission of Matters to a Vote of Security Holders

  During the quarter ended June 30, 2001, there were no matters submitted to a vote of security holders.

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

                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
  2001
  Cash dividends declared:.................      $  .31  $  .32  $  .32  $  .32
  Market price range:...................... High  29.88   35.88   39.43   41.30
                                             Low  20.63   27.00   31.19   36.99
  2000
  Cash dividends declared:.................      $  .30  $  .31  $ . 31  $  .31
  Market price range:...................... High  31.00   26.50   23.94   24.81
                                             Low  25.13   20.75   13.56   16.00

  The Company's current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition, and capital requirements of the Company. At September 4, 2001, there were XXXX holders of record of the registrant's Common Stock.

Item 6. Selected Financial Data

  Comparison of Selected Financial Data for the Five Years Ended June 30, 2001

                                      For the Years Ended June 30
                         ----------------------------------------------------------
                            2001        2000        1999        1998        1997
                         ----------  ----------  ----------  ----------  ----------
                         (in thousands except per share data, ratios and number
                                            of shareholders)
Summary of Operations
Sales and other
 operating revenues..... $3,017,579  $3,405,987  $4,004,903  $4,287,204  $4,112,675
Net income.............. $  112,669  $  113,805  $  127,276  $  141,258  $  100,873
Return on beginning
 common shareholders'
 equity.................       22.6%       21.1%       23.2%       30.1%       24.2%
Net income per common
 share--Basic:.......... $     4.09  $     3.77  $     3.81  $     4.01  $     2.88
Net income per common
 share--Diluted:........ $     4.08  $     3.77  $     3.80  $     3.99  $     2.87
Financial Position at
 Year End
Current ratio...........       1.95        1.23        1.30        1.31        1.32
Total assets............ $1,782,373  $1,748,104  $1,824,361  $1,998,502  $1,957,330
Long-term obligations...    515,349     223,262     221,545     244,080     273,055
Working capital.........    550,881     204,916     271,825     328,768     347,542
Shareholders' equity.... $  552,129  $  497,779  $  539,036  $  547,867  $  469,593
General
Ratio of earnings to
 fixed charges..........       3.75        4.13        4.44        4.57        3.63
Number of common
 shareholders...........      2,528       2,749       2,951       3,049       3,271
Weighted average common
 shares outstanding--
 Basic..................     27,534      30,199      33,437      35,190      35,076
Weighted average common
 shares outstanding--
 Diluted................     27,645      30,205      33,477      35,388      35,207
Dividends per common
 share.................. $     1.27  $     1.23  $     1.18  $     1.11  $     1.05
Book value per common
 share.................. $    20.31  $    16.48  $    16.12  $    15.57  $    13.39

  All fiscal years have been restated to conform to Statement of Financial Accounting Standard No. 128, "Earnings per Share." Restructuring charges of $9 and $11 million ($6 and $7 million, net of tax) were incurred in fiscal years 2001 and 2000, respectively. Fiscal year 1998 includes a $16.7 million ($10.9 million, net of tax) gain on the sale of an investment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         LIQUIDITY & CAPITAL RESOURCES

  In reaction to the tightening bank credit markets, Universal Corporation expanded its sources of liquidity through the establishment of a medium-term note program during fiscal 2001. The Company registered with the Securities and Exchange Commission $400 million in debt securities intended to be issued over time as medium-term notes. During fiscal year 2001, Universal issued $292 million in medium-term notes with maturity dates from 2003 to 2010. The issuance changed the Company's financial structure and increased the average life of its debt because the proceeds were used primarily to retire maturing long-term debt and to refund notes payable, both of which were classified as current liabilities. Although the Company's overall debt increased by only $8 million during fiscal 2001, its composition changed significantly. Total long-term obligations, including current maturities, increased by $174 million to $518 million, and notes payable decreased by $166 million to $191 million.

  The medium-term notes issued aggregated $292 million with maturity dates from October 2003 to December 2010. Both fixed-rate and variable-rate notes were issued with rates that ranged from 5.2% to 8.5% as of June 30, 2001. The Company has entered into interest rate swaps that effectively convert $270 million of fixed rate debt to variable rate debt. The purpose of these interest rate swaps is to better match its effective interest rate to the market rates of interest customers pay for inventory purchased for their accounts. Although Universal's total debt increased slightly during the year, its total debt as a percentage of total capitalization (including deferred taxes and minority interest) fell below 55%. The Company's working capital and current ratio also increased primarily because of the change in current liabilities. Working capital rose by about $346 million to $551 million, and the current ratio increased from 1.23 to 1.95. The Company estimates that its inventories of flue-cured and burley tobaccos that were not committed to customers as of June 30, 2001, were nearly the same as those of last year at approximately 23 million kilograms, strip weight. Management does not consider these levels to be excessive.

  Management believes that the Company has adequate resources available to meet its needs, which are predominantly short term in nature and relate to working capital required for financing tobacco crop purchases. Working capital needs are seasonal within each geographical region. Generally, the peak need of domestic tobacco operations occurs in the second fiscal quarter. Foreign tobacco operations tend to have higher requirements during the remainder of the year. The geographical dispersion and the timing of working capital needs permit Universal to predict its general level of cash requirements. Each geographic area follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. The working capital needs of agri-products operations fluctuate during the year, depending on the product, the country of origin, and the Company's inventory position; however, the total working capital requirements of agri-products remain relatively stable due to offsetting seasonal patterns. Working capital needs of lumber and building products operations in Europe follow a pattern similar to that of the construction industry, where the third quarter of the fiscal year is typically sluggish due to winter weather and the holiday season. The Company finances its seasonal working capital needs with short-term lines of credit, customer advances, and trade payables.

  As of June 30, 2001, Universal and its affiliates had approximately $900 million in uncommitted lines of credit, of which about $700 million were unused and available to support seasonal working capital needs. Effective April 12, 2001, the Company replaced its $270 million revolving credit facilities with new facilities of $150 million and $75 million, totaling $225 million. Universal's commercial paper program, which provides flexibility in the Company's short-term borrowings, is supported by these new back-up facilities. Under the terms of its bank agreements, the Company must maintain certain levels of tangible net worth and working capital and observe restrictions on debt levels. The Company was in compliance with all such covenants at June 30, 2001.

  The Company's capital expenditures are generally limited to those that add value to the customer, replace obsolete equipment, increase efficiency, or position it for future growth. Universal's capital expenditures were approximately $61 million in both fiscal year 2001 and fiscal year 2000. On May 17, 2001, the Company announced that it is undertaking a major investment in leaf processing in the United States. The Company will build a new facility and upgrade an existing facility at a cost of over $130 million. The new facility is scheduled for completion early in the summer of 2003. Management believes that it can fund the U.S. Processing Project with operating cash flow, but the Company may elect to fund such construction using secured financing. See "Properties."

  In May of 1998, Universal's Board of Directors approved a share purchase program that has since been expanded to permit the purchase of up to $300 million of the common stock of the Company. The purchases are carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. The purchases have been, and are expected to be, funded primarily from operating cash flow of the Company. At June 30, 2001, Universal had approximately 27.2 million common shares outstanding and had purchased approximately 9.3 million shares of its common stock for $252 million pursuant to the program.

  Management believes that its financial resources are adequate to support its capital needs. Any excess cash flow from operations after dividends, capital expenditures, and long-term debt payments will be available to reduce short-term debt, fund expansion, purchase the Company's stock, or otherwise enhance shareholder value.

                             RESULTS OF OPERATIONS

Fiscal Year 2001 Compared to 2000

  "Sales and other operating revenues" for fiscal year 2001 declined $388 million or 11% to $3.0 billion compared to last year. Revenue decreased in all three operating segments with the most significant decline in the tobacco segment, which experienced a decrease of $315 million. The reduced level of tobacco sales was due to the effect of smaller U.S. crops and the change in the U.S. market structure. Manufacturers purchased a significant portion of the U.S. burley crop directly from growers under contract arrangements rather than through leaf merchants like Universal. See "Business--Description of Tobacco Business--General." Agri-products revenues were down $28 million or 6% primarily due to lower prices for nuts and on reduced sales of canned meats following unusually strong sales in fiscal year 2000. Lumber and building products revenues were adversely affected by the strength of the U.S. dollar, which appreciated, on average, approximately 13% against the Dutch guilder during the year.

  Segment operating income as disclosed in Note 10 of "Notes to Consolidated Financial Statements" was $279 million in 2001 compared to $275 million in 2000, an increase of $4 million. Tobacco operating profits in fiscal year 2001 were $240 million increasing by $5 million. The favorable impact of increased volumes from the larger crops in Africa was offset by the effect of smaller crops in the United States, Brazil, Poland, and Hungary. The volume of tobacco that Universal processed in the United States declined in fiscal year 2001 as a result of a 27% reduction in U.S. flue-cured and burley crops. Although the change to manufacturer's direct purchasing of burley tobacco in the U.S. market caused a significant decline in revenues, it did not have a commensurate effect on operating income because the Company continued to process its normal share of the crop. Shipment timing made comparisons for the oriental tobacco joint venture more difficult this fiscal year as old crop shipments benefited results for fiscal year 2000. Market conditions improved during the year in most areas, although a world oversupply of filler grades of dark air-cured tobacco continues to have a negative effect on the Company's results. Due to a 13% decline in the Dutch guilder during the year, lumber and building products results declined by 2%, even as results improved in the local currency. Although tea markets showed improvement during the year, results for the agri-products business lagged last year's performance by 5% because of continued competitive pressure in sunflower seeds and adverse conditions in the rubber markets.

  "Selling, general and administrative expenses" for fiscal year 2001 declined by $15 million due to lower tobacco selling costs and the effect of the strong U.S. dollar on translation of such costs in the lumber and building products segment. Corporate expenses, however, increased during the year primarily due to increased debt issuance costs.

  In June 2001, the Company adopted restructuring plans for its U.S. and Polish tobacco operations. In the United States, direct contracting with farmers initiated by major domestic manufacturers has caused the Company to restructure its leaf purchasing operations, necessitating a reduction in personnel. The restructuring charge included approximately $3.9 million of severance costs related to 66 employees. In Poland, due to declining domestic tobacco production, the Company will close one of its two processing plants, resulting in a $4.4 million restructuring charge. The restructuring charge included approximately $1.1 million of severance costs for 136 employees and a charge of $3.3 million for fixed asset impairment. The severance costs will be funded from cash provided by operations. As of June 30, 2001, no payments had been made to either group of employees. The majority of the severance payments will be made in fiscal year 2002.

  "Interest Expense" increased by $5 million due to higher borrowing rates associated with the replacement of short-term debt with long-term issues.

  The Company's consolidated income tax rate declined slightly from the prior year rate due to the mix of foreign and domestic earnings. The rate is affected by a number of factors, including but not limited to the mix of domestic and foreign earnings, subsidiary local tax rates, the repatriation of foreign earnings, and the Company's ability to utilize foreign tax credits.

Fiscal Year 2000 Compared to 1999

  "Sales and other operating revenues" for fiscal year 2000 declined $599 million or 15% to $3.4 billion compared to fiscal year 1999. Lower tobacco revenues accounted for a decrease of $568 million or over 95% of the total decline. The reduced level of tobacco sales was due to smaller crops and volumes handled in the United States and Africa. Agri-products revenues were down $27 million or 5% on sharply reduced operations due to adverse market conditions for tea and sunflower seeds. Lumber and building products revenues were adversely affected by the strength of the U.S. dollar, which appreciated, on average, approximately 10% against the Dutch guilder during the year.

  Segment operating income as disclosed in Note 10 of "Notes to Consolidated Financial Statements" was $275 million in fiscal year 2000 compared to $283 million in fiscal year 1999, a decrease of $8 million. Tobacco operating profits in fiscal year 2000 were $234 million and accounted for approximately $6 million of the total decline. The volume of tobacco that Universal purchased and processed in the United States declined significantly as a result of much smaller U.S. flue-cured and burley crops. Total U.S. flue-cured and burley marketings decreased by 14% compared to the previous year. On the other hand, the Company's aggregate volumes of flue-cured and burley tobaccos handled from markets outside the United States increased for the year, led by Brazil, which had a large flue-cured crop. African volumes were lower due to smaller crops in Zimbabwe and Tanzania. Dark tobacco volumes were adversely affected by delayed shipments from Indonesia and the Dominican Republic and by the lower quality of Indonesian wrapper and binder tobaccos. In addition, the Company's oriental tobacco joint venture experienced very favorable shipment timing. Despite the continued impact of a strong U.S. dollar, operating profits of lumber and building products improved by 7%, to $26 million on higher volumes. That improvement was more than offset by a decline in agri-products to $14 million from $17.5 million in fiscal year

1999. The decrease in operating income for the agri-products segment can be attributed to the adverse conditions in world markets for tea and severe price competition in confectionery sunflower seeds from Argentina and China.

  "Selling, general and administrative expenses" for fiscal year 2000 was consistent with the prior year balance.

  In June 2000, the Company adopted a restructuring plan for its U.S. tobacco operations because of sharply lower U.S. crops. The plan included the consolidation of certain domestic tobacco processing facilities and resulted in $11 million of restructuring costs. The restructuring charge included approximately $7 million of severance costs related to 108 employees, and $4 million related to assets that will no longer be utilized. The severance costs were funded from cash provided by operations.

  Despite a climate of rising rates, "Interest expense" was comparable year to year due to a reduction in borrowing levels.

  The Company's consolidated income tax rate for fiscal year 2000 was approximately the same as that for fiscal year 1999. The rate is affected by a number of factors, including but not limited to the mix of domestic and foreign earnings, subsidiary local tax rates, the repatriation of foreign earnings, and the Company's ability to utilize foreign tax credits.

          OTHER INFORMATION REGARDING TRENDS AND MANAGEMENT'S ACTIONS

  Crop reductions in a number of origins, recent U.S. government actions, and improved leaf demand in response to stronger cigarette sales have moved world markets for flue-cured and burley tobaccos toward better balance. In December 2000, the U.S. Commodity Credit Corporation ("CCC") purchased from the stabilization cooperatives about 87 million kilos of surplus flue-cured and burley inventories. Those stocks remain in limbo as by law they may not be sold for domestic use in the United States, and subsidized sales into international markets would not appear to be permitted under provisions of the World Trade Organization. Uncommitted worldwide flue-cured and burley inventories, which had been trending upward since mid-1997, declined last year by about 13% or 39 million kilos. If the CCC inventories are excluded, the drop was 126 million kilos or 42% of last year's total. The uncommitted stocks are generally medium to low quality, and the U.S. stabilization cooperatives hold about 55 million kilos or 32% of the total, excluding the CCC inventories. Management expects world flue-cured production to decline further in 2001, but to increase in 2002 because of larger Brazilian and Indian crops. Burley production is expected to be stable for the next two years. Generally, production changes in 2001 and 2002 will impact the Company's fiscal years 2002 and 2003, respectively. Demand for leaf and manufactured tobacco products appears to be increasing partly due to improving economic conditions in Asia and the former Soviet Union. The increase in leaf demand and smaller crops have helped reduce the surplus leaf stocks that have been overhanging the market.

  The situation continues to be difficult in Zimbabwe. Although the current crop is adequate to meet demand in fiscal year 2002, the Company now expects smaller crops to be marketed in fiscal year 2003. Management expects that production increases in other areas could quickly compensate for smaller Zimbabwe crops. However, further deterioration in the political and economic situation there could result in market disruption beginning in fiscal year 2003.

  The Company has a significant presence in the United States, where the outlook for tobacco production is uncertain. For a number of years, U.S. leaf has not been price competitive in world markets due primarily to the operation of the federal price support program. This has led to reduced exports, which, combined with declining purchases by U.S. manufacturers and the buildup of leaf inventories in the U.S. stabilization cooperatives, has reduced the amount of U.S. tobacco that can be produced and sold in the United States. Domestic leaf purchases are unlikely to increase because of lower cigarette consumption in the United States. Exports of U.S. leaf are likely to continue to decline unless needed legislative changes are enacted in the federal tobacco program to improve the competitive position of U.S. leaf. Foreign manufacturers are likely to continue to shift their purchases to other tobacco producing areas, such as Brazil, Zimbabwe, and Malawi, where Universal also has operations. Most recently, the U.S. market has shifted from the auction system to direct purchases pursuant to contracts with farmers. Management expects that significant portions of the 2001 U.S. crops will be sold under contract. The Company has responded to the decrease in demand for, and production of, U.S. tobacco and the change in the U.S. market system by closing certain plants, restructuring operations, and reducing personnel. Despite declines at the end of the period, worldwide cigarette production increased, on average, about 0.3% per year for the 10 years that ended in 2000. The American blend cigarette was estimated to occupy 37% of the world market in 2000, up from 34% in 1990, and has been the fastest growing segment of that market during the decade. On a year-to-year basis, the Company is susceptible to fluctuations in leaf demand as manufacturers adjust inventories or respond to the cigarette market. Although cigar consumption, especially of those that are mass-produced, is still growing in the United States and Europe, the rate of growth continues to be down significantly from levels experienced in recent boom years. Supplies of filler and binder styles of dark air-cured tobaccos have been in surplus as manufacturers reduce their inventories to levels consistent with the current level of sales growth, while wrapper demand continues firm. The possible effects of regulatory factors and industry litigation, particularly in the United States, are more fully described in "Factors That May Affect Future Results" below.

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

  Universal's consolidated income tax rate for the current year is 35.4%. The tax rate is affected by a number of factors, including but not limited to the mix of domestic and foreign earnings and investments, subsidiary tax rates, repatriation of foreign earnings and the ability to utilize foreign tax credits. In recent years, the Company's domestic income has been declining while foreign income has been increasing.

  In the Company's non-tobacco businesses, construction activity in the Netherlands continues at a high level; however the strength of the U.S. dollar, if it is sustained over the year, could reduce the performance of the lumber and building products segment on translation into U.S. dollars.

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

Tobacco Business

Operating Factors

  Universal's financial results are affected by a number of factors that directly or indirectly impact the Company's tobacco operations. Operating factors that may affect the Company's results of operations include:

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

  There are three major independent global competitors in the leaf tobacco industry, and they are dependent upon a few large tobacco manufacturing customers. The number of manufacturers has declined in recent years due to consolidation. The loss of, or a substantial reduction in the services provided to, any large or significant customer would have a material adverse effect on the Company's results of operations.

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

 Methods of Purchasing Tobacco

  The Company purchases leaf tobacco from farmers, growers and other suppliers through public auction and privately negotiated contract purchases. In a number of countries, including Argentina, Brazil, Guatemala, Hungary, Italy, Mexico and Tanzania, where the Company contracts directly with and provides financing to tobacco farmers, in some cases before harvest, the Company takes the risk that the tobacco will be delivered and that the delivered quality and quantity will meet market requirements. Company affiliates also have dark tobacco growing operations in Indonesia and Brazil where they have similar risks.

 Timing of Customer Shipments

  The Company recognizes sales and revenue from tobacco operations at the time that title to the tobacco and risk of loss passes to the customer. Individual shipments may be large, and since the customer typically specifies shipping dates, the Company's comparative financial results may vary significantly between reporting periods.

Governmental Factors

  The tobacco business is heavily regulated by federal, state and local governments in the United States and by foreign governments in many jurisdictions where the Company operates. Governmental factors that may affect the Company's results of operations include:

 Government Efforts to Reduce Tobacco Consumption

  The U.S. federal and certain state governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products. These activities have included: (1) the U.S. Environmental Protection Agency's decision to classify environmental tobacco smoke as a "Group A" (known human) carcinogen, which action has been ruled unlawful by a Federal District Court decision that has been appealed; (2) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to severely restrict smoking in the work place; (3) proposals by the U.S. Food and Drug Administration ("FDA") to regulate nicotine as a drug and sharply restrict cigarette advertising and promotion, determined by the U.S. Supreme Court to be outside the jurisdiction of the FDA; (4) proposals to increase the federal and state excise taxes on cigarettes; and (5) the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products. Numerous other legislative and regulatory anti-smoking measures have also been proposed at the federal, state and local levels.

  In addition, a number of foreign governments have also taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, and to discourage cigarette consumption. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect its business. A significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company's products and services and could have a material adverse effect on the Company's results of operations.

 Political Uncertainties in Foreign Tobacco Operations

  The Company's international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks include the effects of war, insurrection, expropriation or nationalization of assets, undeveloped or antiquated commercial laws, subsidies for local tobacco growers and companies, issuance of licenses to conduct business in foreign jurisdictions, import and export restrictions, the imposition of excise and other taxes on tobacco, monetary and exchange controls, inflationary economies, and restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. In the past, the Company has experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government's economic policies. The Company has substantial capital investments in South America and Africa and the performance of its operations in these regions can materially affect the Company's earnings from tobacco operations. For example, the Company has significant operations and assets in Zimbabwe, which is currently experiencing political and economic unrest. Although the Company does not expect any significant impact on fiscal year 2002 earnings, if the political situation in Zimbabwe were to deteriorate significantly, the Company's ability to recover its assets there could be impaired. The Company's equity in its net assets of subsidiaries in Zimbabwe was $37 million at June 30, 2001. To the extent that the Company could not replace any lost volumes of tobacco with tobacco from other sources, the Company's results of operations would suffer.

 United States Trade Policies

  The U.S. tobacco price support system is an industry-funded federal program that is administered by the U.S. Department of Agriculture. The effect of the price support system has been to increase the cost of domestic tobacco relative to most foreign tobacco, resulting in a decline in exports of domestic tobacco. In 1995, Congress repealed certain domestic content legislation that had required that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco and replaced it with a less restrictive tariff rate import quota system, which was also designed to assist domestic tobacco growers by limiting imports. It is not possible to predict the extent to which future trade policies or related government activities might affect the Company's business.

 Tax Matters

  The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions, and from time to time contests assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect the Company's earnings as can the resolution of various pending and contested tax issues. The consolidated income tax rate is affected by a number of factors, including but not limited to the mix of domestic and foreign earnings and investments, subsidiary local tax rates, repatriation of foreign earnings and the ability to utilize foreign tax credits.

 Health Issues; Public Sentiment; Industry Litigation

  Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, together with decreased social acceptance of smoking and increased pressure from anti-smoking groups, have had an ongoing adverse effect on sales of tobacco products, particularly in the United States. A significant decrease in global sales of tobacco products brought about by health concerns, decreased social acceptance, or other factors would reduce demand for the Company's products and services and could have a material adverse effect on the Company's results of operations.

  During the past few years, certain U.S. tobacco product manufacturers entered into agreements with states and various U.S. jurisdictions settling asserted and unasserted healthcare cost recovery and other claims. The settlements provide for billions of dollars in annual payments from those manufacturers and place numerous restrictions on their conduct of business, including restrictions on the advertising and marketing of cigarettes, which have reduced tobacco consumption and, therefore, demand for the Company's products and services in the United States. Significant decreases in consumption of tobacco products could have a material adverse effect on the Company's operating results.

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

Non-Tobacco Business


  The Company's agri-products and lumber and building products businesses, which are based primarily in the United States and the Netherlands, do business in a number of foreign countries. These operations enter into forward exchange contracts to offset the effect of currency changes on firm purchase and sales commitments in foreign currencies (principally euros, U.S. dollars, Swedish Kronas, and pound sterling). The terms of currency contracts are generally from one to six months. This activity is not material.

  The Company's lumber and building products operations are based in the Netherlands, and their reported earnings are affected by the translation of the euro into the U.S. dollar. This business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. The business is also subject to other normal market and operational risks associated with lumber operations centered in Europe, including economic conditions in the countries where the Company is located, the prices of lumber products, and related trends in the building and construction industry.

  The agri-products business is affected by operating and other factors that are similar to those that affect the Company's tobacco operations, including crop risks, market balance, and governmental factors such as political uncertainties in countries of crop origin.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The information required by this Item, to the extent applicable, is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth elsewhere in this report. See also Note 1 of "Notes to Consolidated Financial Statements" for additional information regarding derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                     Years Ended June 30
                                               --------------------------------
                                                  2001       2000       1999
                                               ---------- ---------- ----------
                                                  (in thousands of dollars,
                                                    except per share data)
Sales and other operating revenues............ $3,017,579 $3,405,987 $4,004,903
Costs and expenses
  Cost of goods sold..........................  2,486,275  2,862,616  3,452,046
  Selling, general and administrative
   expenses...................................    283,777    298,489    298,301
  Restructuring costs.........................      8,745     10,958
                                               ---------- ---------- ----------
Operating income..............................    238,782    233,924    254,556
  Equity in pretax earnings of unconsolidated
   affiliates.................................     10,189     12,532     14,066
  Interest expense............................     61,576     56,869     56,837
                                               ---------- ---------- ----------
Income before income taxes and other items....    187,395    189,587    211,785
  Income taxes................................     66,336     68,221     75,963
  Minority interests..........................      8,390      7,561      8,546
                                               ---------- ---------- ----------
Net income.................................... $  112,669 $  113,805 $  127,276
                                               ========== ========== ==========

Net income:
  Per common share............................ $     4.09 $     3.77 $     3.81
  Per diluted common share.................... $     4.08 $     3.77 $     3.80
                                               ========== ========== ==========

Basis for per-share calculations:
Weighted average common shares outstanding....     27,534     30,199     33,437
Dilutive effect of stock options..............        111          6         40
                                               ---------- ---------- ----------
Average common shares outstanding, assuming
 dilution.....................................     27,645     30,205     33,477
                                               ========== ========== ==========

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                 June 30
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
                                                            (in thousands of
                                                                dollars)
                         ASSETS
Current
  Cash and cash equivalents.............................. $  109,540 $   61,395
  Accounts receivable....................................    330,146    358,897
  Advances to suppliers..................................     66,683     52,383
  Accounts receivable--unconsolidated affiliates.........      3,531     12,573
  Inventories--at lower of cost or market:
    Tobacco..............................................    389,520    379,504
    Lumber and building products.........................     78,945     77,096
    Agri-products........................................     80,168     73,024
    Other................................................     26,176     33,068
  Prepaid income taxes...................................     17,683      9,283
  Deferred income taxes..................................      8,256      9,008
  Other current assets...................................     21,998     21,919
                                                          ---------- ----------
    Total current assets.................................  1,132,646  1,088,150
Property, plant and equipment--at cost
  Land...................................................     26,523     27,377
  Buildings..............................................    236,875    245,570
  Machinery and equipment................................    500,505    505,323
                                                          ---------- ----------
                                                             763,903    778,270
    Less accumulated depreciation........................    425,808    430,925
                                                          ---------- ----------
                                                             338,095    347,345
Other assets
  Goodwill...............................................    111,341    113,498
  Other intangibles......................................     12,191     17,145
  Investments in unconsolidated affiliates...............     78,860     77,046
  Deferred income taxes..................................     37,620     33,606
  Other noncurrent assets................................     71,620     71,314
                                                          ---------- ----------
                                                             311,632    312,609
                                                          ---------- ----------
                                                          $1,782,373 $1,748,104
                                                          ========== ==========

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                               June 30
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
                                                          (in thousands of
                                                              dollars)
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current
  Notes payable and overdrafts......................... $  190,776  $  356,283
  Accounts payable.....................................    241,607     256,666
  Accounts payable--unconsolidated affiliates..........      4,967      10,169
  Customer advances and deposits.......................     96,166      91,414
  Accrued compensation.................................     22,020      20,997
  Income taxes payable.................................     23,789      26,682
  Current portion of long-term obligations.............      2,440     121,023
                                                        ----------  ----------
    Total current liabilities..........................    581,765     883,234
Long-term obligations..................................    515,349     223,262
Postretirement benefits other than pensions............     39,088      41,295
Other long-term liabilities............................     59,351      53,948
Deferred income taxes..................................      6,380      11,749
Minority interests.....................................     28,311      36,837
Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000
   shares, none issued or outstanding..................
  Common stock, no par value, authorized 100,000,000
   shares, issued and outstanding 27,184,663 shares
   (28,146,697 at June 30, 2000).......................     85,582      66,274
  Retained earnings....................................    540,546     499,490
  Accumulated other comprehensive income (loss)........    (73,999)    (67,985)
                                                        ----------  ----------
    Total shareholders' equity.........................    552,129     497,779
                                                        ----------  ----------
                                                        $1,782,373  $1,748,104
                                                        ==========  ==========

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended June 30
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
                                               (in thousands of dollars)
Cash Flows From Operating Activities:
  Net income............................... $  112,669  $  113,805  $  127,276
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation...........................     46,024      44,182      46,158
    Amortization...........................     10,375       7,840       6,604
    Translation loss, net..................      1,665       1,593       2,689
    Restructuring costs....................      8,745      10,958
    Deferred taxes.........................     (5,393)    (51,728)     13,986
    Minority interests.....................      8,390       7,561       8,546
    Equity in net income of unconsolidated
     affiliates............................     (6,815)     (8,248)     (9,091)
    Other..................................       (629)     (5,340)     (3,655)
                                            ----------  ----------  ----------
                                               175,031     120,623     192,513
  Changes in operating assets and
   liabilities net:
    Accounts and notes receivable..........     25,981     (30,910)     69,969
    Inventories and other assets...........    (16,054)     31,196     145,422
    Income taxes...........................     (6,260)     22,556     (14,503)
    Accounts payable and other accrued
     liabilities...........................    (17,502)     34,368     (60,971)
                                            ----------  ----------  ----------
      Net cash provided by operating
       activities..........................    161,196     177,833     332,430
Cash Flows From Investing Activities:
    Purchase of property, plant and
     equipment.............................    (61,145)    (60,837)    (69,154)
    Purchase of a minority interest........    (13,163)
    Proceeds from sale of investments......                 32,063
    Sales of property, plant and equipment
     and other.............................     14,946       5,827      (8,683)
                                            ----------  ----------  ----------
      Net cash used in investing
       activities..........................    (59,362)    (22,947)    (77,837)
Cash Flows From Financing Activities:
    Repayment of short-term debt, net......   (163,509)   (137,566)    (87,638)
    Repayment of long-term debt............   (121,076)    (29,920)    (28,891)
    Issuance of long-term debt.............    292,000     123,614       6,618
    Dividends paid to minority
     shareholders..........................     (3,723)     (7,236)     (1,876)
    Issuance of common stock...............     17,364       1,010       2,268
    Purchases of common stock..............    (40,673)    (98,756)    (93,026)
    Dividends paid.........................    (34,029)    (37,077)    (39,032)
                                            ----------  ----------  ----------
      Net cash used in financing
       activities..........................    (53,646)   (185,931)   (241,577)
                                            ----------  ----------  ----------
      Effect of exchange rate changes on
       cash................................        (43)       (344)        (67)
                                            ----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents...............................     48,145     (31,389)     12,949
Cash and cash equivalents at beginning of
 year......................................     61,395      92,784      79,835
                                            ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR... $  109,540  $   61,395  $   92,784
                                            ----------  ----------  ----------
Supplemental Information--Cash Paid:
    Interest............................... $   59,803  $   54,363  $   57,387
    Income taxes, net of refunds........... $   72,887  $   97,393  $   85,033
                                            ==========  ==========  ==========

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                           Years Ended June 30
                          ----------------------------------------------------------
                                2001                2000                1999
                          ------------------  ------------------  ------------------
                                        (in thousands of dollars)
Common stock:
Balance at beginning of
 year...................  $ 66,274            $ 75,758            $ 80,122
Issuance of common stock
 and exercise of stock
 options................    22,398               1,010               2,268
Purchase of common
 stock..................    (3,090)            (10,494)             (6,632)
                          --------            --------            --------
Balance at end of year..    85,582              66,274              75,758
                          --------            --------            --------
Retained earnings:
Balance at beginning of
 year...................   499,490             510,123             508,137
Net income..............   112,669  $112,669   113,805  $113,805   127,276  $127,276
Cash dividends declared
 ($1.27 per share in
 2001; $1.23 in 2000;
 $1.18 in 1999).........   (34,029)            (36,176)            (38,896)
Cost of common shares
 retired in excess of
 stated capital amount..   (37,584)            (88,262)            (86,394)
                          --------            --------            --------
Balance at end of year..   540,546             499,490             510,123
                          --------            --------            --------
Accumulated
 Comprehensive Income
 (Loss):
Balance at beginning of
 year...................   (67,985)            (46,845)            (40,392)
Translation adjustments
 for the year...........    (9,252)   (9,252)  (32,522)  (32,522)   (9,928)   (9,928)
Allocated income taxes..     3,238     3,238    11,382    11,382     3,475     3,475
                                    --------            --------            --------
Total comprehensive
 income.................            $106,655            $ 92,665            $120,823
                                    ========            ========            ========
Balance at end of year..   (73,999)            (67,985)            (46,845)
                          --------            --------            --------
Shareholders' Equity at
 End of Year............  $552,129            $497,779            $539,036
                          ========            ========            ========
Common Shares
 Outstanding:
(in thousands of shares)
Balance at beginning of
 year...................    28,148              32,091              34,866
Issuance of common stock
 and exercise of stock
 options................       382                 620                 108
Purchase of common
 stock..................    (1,345)             (4,563)             (2,883)
                          --------            --------            --------
Balance at end of year..    27,185              28,148              32,091
                          ========            ========            ========

See accompanying notes.

UNIVERSAL CORPORATION

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

  Since May 1998, the Board of Directors of the Company has approved $300 million in stock purchase programs. These programs will expire on June 30, 2003. The Company had purchased an aggregate of 9,331,764 shares at a total cost of $252,279 by June 30, 2001, and 7,987,714 shares at a cost of $211,606 by June 30, 2000.

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

Property, Plant and Equipment

  Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation of properties used in tobacco operations, lumber and building products and agri-products is calculated using the straight-line method. Buildings include tobacco and agri-product processing and blending facilities, lumber outlets, offices and warehouses. Machinery and equipment represent processing and packing machinery and transportation, office and computer equipment. Estimated useful lives range as follows:

UNIVERSAL CORPORATION
buildings--15 to 40 years; processing and packing machinery--3 to 11 years; transportation equipment--3 to 10 years; and office and computer equipment--3 to 10 years.

Goodwill and Other Intangibles

  Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. Goodwill and other intangibles are generally amortized using the straight-line method over periods not exceeding 40 years. Goodwill and other intangible assets are periodically reviewed for impairment, including a determination of whether events or circumstances have changed that may indicate that an impairment of value exists, based upon an assessment of future operations. Accumulated amortization at June 30, 2001 and 2000, was $61.3 and $50.5 million, respectively.

Income Taxes

  The Company provides deferred income taxes on temporary differences arising principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, and undistributed earnings of foreign subsidiaries not permanently reinvested. At June 30, 2001, the cumulative amount of permanently reinvested earnings of foreign subsidiaries, on which no provision for U.S. income taxes had been made, was $112 million.

Fair Values of Financial Instruments

  The fair values of the Company's long-term obligations have been estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of all other assets and liabilities that qualify as financial instruments approximates fair value.

Derivative Financial Instruments

  For fiscal year 2001 the Company adopted Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and FAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS No. 133 required the Company to recognize all derivatives on the balance sheet at fair value. The Company uses interest rate swaps and forward foreign exchange contracts to minimize interest rate and foreign currency risk. In addition the Company uses commodity futures in its rubber trading business to reduce the risk of price fluctuations. The Company does not enter into contracts for trading purposes. The Company enters into such contracts only with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. All interest rate swaps are accounted for as fair value hedges. No material gain or loss was recorded during fiscal year 2001 from hedge ineffectiveness or from a change in hedging status. All forward foreign exchange contracts and forward commodity contracts are adjusted to fair market value during the year. The net gain recorded for fiscal year 2001 was not material.

UNIVERSAL CORPORATION

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

  The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange losses in 2001, 2000, and 1999 resulting from foreign currency transactions were $3.4, $2.1, and $4.8 million, respectively (including $1.7, $1.6, and $2.7 million resulting from remeasurement) and are included in the respective statements of income.

Revenue Recognition

  Revenue is recognized when title and risk of loss is passed to the customer and the earnings process is complete.

Estimates and Assumptions

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets and No. 143 "Accounting for Asset Retirement Obligations." Statement No. 141 eliminates the "pooling of interest" method of accounting for business combinations. Statement No. 142 addresses how intangible assets are acquired and should be accounted for in the financial statements upon their acquisition. Statement No. 143 addresses obligations associated with the retirement of tangible long-lived assets. The Company plans to adopt Statement Nos. 141 and 142 in fiscal year 2002 and Statement No. 143 in fiscal year 2003. The Company has not quantified the impact, if any, resulting from adoption of these statements.

Reclassifications

  Certain amounts in prior years' statements have been reclassified to be reported on a consistent basis with the current year's presentation.

UNIVERSAL CORPORATION

NOTE 2. RESTRUCTURING

  In June 2001, the Company adopted restructuring plans for its U.S. and Polish tobacco perations. In the United States, direct contracting with farmers has caused the Company to restructure its leaf purchasing operations, necessitating a reduction in personnel. The restructuring charge included approximately $3.9 million of severance costs related to 66 employees in purchasing, sales and administrative support departments. In Poland, due to declining domestic tobacco production, the Company will close one of its two processing plants, resulting in a $4.4 million restructuring charge. The restructuring charge includes approximately $1.1 million of severance costs for 136 production personnel and agronomists and a $3.3 million fixed asset impairment charge.

  In the fourth quarter of fiscal year 2000, plans were approved to reduce the Company's U.S. cost structure including the consolidation of tobacco processing facilities and a corresponding reduction in the number of employees. The consolidated statement of income included an $11 million pretax charge related to the plans. The charge included $7 million of severance costs related to 108 employees in purchasing, processing and sales. The non-severance portion of the charge was for the closure of processing and packing facilities. As of June 30, 2001, total cash payments of approximately $5 million had been made to 105 employees. A significant portion of the remaining severance payments will be made in fiscal year 2002.

  The remaining liability for severance payments as of June 30, 2001 was $7 million and will be paid during fiscal years 2002 and 2003.

NOTE 3. INCOME TAXES

  Income taxes consist of the following:

                                                      Years Ended June 30,
                                                    ---------------------------
                                                      2001      2000     1999
                                                    --------  --------  -------
Current
  United States.................................... $(14,165) $ (1,904) $(8,096)
  State and local..................................      994     1,675    1,248
  Foreign..........................................   85,140   104,347   68,511
                                                    --------  --------  -------
                                                      71,969   104,118   61,663
Deferred
  United States....................................    1,567   (12,592)  10,603
  State and local..................................      722     2,351      538
  Foreign..........................................   (7,922)  (25,656)   3,159
                                                    --------  --------  -------
                                                      (5,633)  (35,897)  14,300
                                                    --------  --------  -------
Total.............................................. $ 66,336  $ 68,221  $75,963
                                                    ========  ========  =======

UNIVERSAL CORPORATION

  A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

                                                                Years Ended
                                                                  June 30,
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
Tax at statutory rate......................................... 35.0% 35.0% 35.0%
State income taxes, net of federal benefit....................  0.6   1.0   0.5
Income taxed at other than the U.S. rate...................... (0.2)  0.0   0.4
                                                               ----  ----  ----
Total......................................................... 35.4% 36.0% 35.9%
                                                               ====  ====  ====

  Significant components of deferred tax liabilities and assets were as follows:

                                                                 At June 30,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
Liabilities
Undistributed earnings........................................ $(1,407) $17,929
Tax over book depreciation....................................  11,311   13,324
Goodwill......................................................  13,655   11,211
All other.....................................................  13,962   11,275
                                                               -------  -------
  Total deferred tax liabilities.............................. $37,521  $53,739
                                                               =======  =======
Assets
Employee benefit plans........................................ $20,461  $17,839
Foreign currency translation..................................  33,597   30,359
Deferred compensation.........................................   9,562    8,595
Tax credits...................................................   8,396   10,493
All other.....................................................   4,999   12,250
                                                               -------  -------
  Total deferred tax assets................................... $77,015  $79,536
                                                               =======  =======

  The components of income before income taxes and other items consist of the following:

                                                      Years Ended June 30,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
United States..................................... $(35,310) $(32,707) $ (3,758)
Foreign...........................................  222,705   222,294   215,543
                                                   --------  --------  --------
  Total........................................... $187,395  $189,587  $211,785
                                                   ========  ========  ========

NOTE 4. SHORT-TERM CREDIT FACILITIES

  The Company maintains lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country.

  At June 30, 2001 unused, uncommitted lines of credit were approximately $700 million. The weighted average interest rate on short-term borrowings outstanding as of June 30, 2001 and 2000, was approximately 6.4% and 6.7%, respectively.

UNIVERSAL CORPORATION

NOTE 5. LONG-TERM OBLIGATIONS

  Long-term obligations consist of the following:

                                                             At June 30,
                                                          -------------------
                                                            2001      2000
                                                          --------  ---------
6.5% Notes due February 2006............................. $100,000  $ 100,000
8.5% Notes due February 2003.............................  120,000    120,000
Medium-term notes due from 2003 to 2010 at various
 rates...................................................  292,000
6.14% Senior notes payable in five annual installments
 from 1996 to August 2000................................              20,000
9.25% Medium-term notes due February 2001................             100,000
Other....................................................    5,789      4,285
                                                          --------  ---------
                                                           517,789    344,285
Less current portion.....................................  ( 2,440)  (121,023)
                                                          --------  ---------
Long-term obligations.................................... $515,349  $ 223,262
                                                          ========  =========

  The fair value of the Company's long-term obligations was approximately $536 million at June 30, 2001, and $204 million at June 30, 2000. Certain notes are denominated in local currencies of foreign subsidiaries.

  On April 11, 2001, the Company entered into $225 million in new revolving credit facilities. The facilities replaced those totalling $270 million, which the Company terminated on that date. They are intended to support short-term borrowings, including the issuance of commercial paper. Under its terms, each facility may be extended to, or matures on, April 11, 2003.

  During the first quarter of fiscal year 2001, the Company registered with the Securities and Exchange Commission $400 million in debt securities. The securities are intended to be issued over time as medium-term notes as an additional source of liquidity for general corporate purposes. Under the medium-term note program, the Company has issued $292 million in notes with maturity dates from 2003 to 2010. The notes were issued with both fixed and variable interest rates. At June 30, 2001, interest rates on the notes issued ranged from 5.2% to 8.5%. At June 30, 2001, the Company had outstanding interest rate swap agreements on $270 million of long-term debt that adjusted the interest rate from fixed to variable based on the LIBOR rate. These swaps were accounted for as fair value hedges. The estimated fair value of the swap agreements was not material at June 30, 2001.

  Under its revolving credit agreement, the Company must meet financial covenants relating to minimum tangible net worth, minimum working capital, and maximum levels of long-term debt. The Company was in compliance with all such covenants at June 30, 2001 and 2000.

  Maturities of long-term debt for the fiscal years succeeding June 30, 2001, are as follows: 2002--$2,440; 2003--$122,994; 2004--$83,355; 2005--$35,000;
2006--$105,000; and 2007 and after--$169,000.

UNIVERSAL CORPORATION

NOTE 6. PENSION PLANS AND POSTRETIREMENT BENEFITS

  The Company has several defined benefit pension plans covering U.S. and foreign salaried employees and certain other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. Domestic and foreign plan assets consist primarily of fixed income securities and equity investments. Prior service costs are amortized equally over the average remaining service period of employees.

  The Company provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels. The health benefits are funded by the Company as the costs of the benefits are incurred and contain cost-sharing features such as deductibles and coinsurance. The Company funds the life insurance benefits with deposits to reserve account held by an insurance company. The Company reserves the right to amend or discontinue these benefits at any time.

  Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, as well as the components of net periodic benefit income or cost are as follows:

                              Foreign Pension            Domestic Pension        Other Postretirement
                            Benefits (April 30          Benefits (March 31        Benefits (March 31
                             Measurement Date)          Measurement Date)         Measurement Date)
                          -------------------------  --------------------------  ----------------------
                           2001     2000     1999      2001     2000     1999     2001    2000    1999
                          -------  -------  -------  --------  -------  -------  ------  ------  ------
Assumptions:
Discount rate, end of
 year...................   5.00%    5.00%    5.00%     7.00%    7.50%    6.75%    7.00%   7.50%   6.75%
Rate of compensation
 increases, end of
 year...................   5.50%    5.50%    5.50%     5.00%    5.00%    5.00%    5.00%   5.00%   5.00%
Expected long-term
 return on plan assets,
 during the year........   5.00%    5.00%    5.00%     8.75%    8.75%    8.75%    4.30%   4.30%   4.30%
Rate of increase in per-
 capita cost of covered
 health care benefits...                                                          8.50%   9.00%   9.50%
Components of net
 periodic benefits
Cost (Income):
 Service cost...........  $ 3,174  $ 3,425  $ 3,118  $  4,656  $ 4,899  $ 4,483  $  893  $1,045  $1,095
 Interest cost..........    5,325    5,748    6,052    10,575    9,644    8,872   2,832   2,679   2,651
 Expected return on plan
  assets................   (4,816)  (4,942)  (9,386)  (10,509)  (9,416)  (8,545)   (181)   (171)   (165)
 Net amortization and
  deferral..............   (1,669)  (1,884)   2,860     7,253    2,137    1,245  (3,059) (3,059) (3,059)
                          -------  -------  -------  --------  -------  -------  ------  ------  ------
 Net periodic benefit
  cost..................  $ 2,014  $ 2,347  $ 2,644  $ 11,975  $ 7,264  $ 6,055  $  485  $  494  $  522
                          =======  =======  =======  ========  =======  =======  ======  ======  ======

UNIVERSAL CORPORATION

  The following tables reconcile the changes in benefit obligations and plan assets in 2001 and 2000, and reconcile the funded status to prepaid or accrued cost at June 30, 2001 and 2000:

                                                                      Other
                          Foreign Pension    Domestic Pension    Postretirement
                          Benefits (April     Benefits (March    Benefits (March
                          30 Measurement      31 Measurement     31 Measurement
                               Date)               Date)              Date)
                         ------------------  ------------------  ----------------
                           2001      2000      2001      2000     2001     2000
                         --------  --------  --------  --------  -------  -------
Change in projected
 benefit obligation:
  Benefit obligation,
   beginning of year.... $101,029  $111,174  $139,200  $146,446  $39,110  $40,914
  Service cost..........    3,174     3,425     4,656     4,899      893    1,045
  Interest cost.........    5,325     5,748    10,575     9,644    2,832    2,679
  Effect of discount
   rate change..........                        8,118   (12,844)
  Foreign currency
   exchange rate
   changes..............   (2,468)  (14,932)
  Other.................    5,421     1,147     6,776      (858)   1,354   (3,356)
  Benefits paid.........   (3,837)   (5,533)   (9,674)   (8,087)  (2,575)  (2,172)
                         --------  --------  --------  --------  -------  -------
Projected benefit
 obligation, end of
 year................... $108,644  $101,029  $159,651  $139,200  $41,614  $39,110
                         ========  ========  ========  ========  =======  =======

                                                                        Other
                           Foreign Pension    Domestic Pension     Postretirement
                           Benefits (April     Benefits (March     Benefits (March
                           30 Measurement      31 Measurement      31 Measurement
                                Date)               Date)               Date)
                          ------------------  ------------------  ------------------
                            2001      2000      2001      2000      2001      2000
                          --------  --------  --------  --------  --------  --------
Change in plan assets:
  Plan assets at fair
   value, beginning of
   year.................  $ 93,613  $106,307  $134,722  $122,987  $  4,721  $  4,493
  Actual return on plan
   assets...............     3,437     2,685    (1,802)   15,694       241       208
  Employer
   contributions........     5,185     4,015     3,075     4,128     2,680     2,192
  Foreign currency
   exchange rate
   changes..............    (2,302)  (13,861)
  Benefits paid.........    (3,837)   (5,533)   (9,674)   (8,087)   (2,575)   (2,172)
                          --------  --------  --------  --------  --------  --------
Plan assets at fair
 value, end of year.....  $ 96,096  $ 93,613  $126,321  $134,722  $  5,067  $  4,721
                          ========  ========  ========  ========  ========  ========
Reconciliation of
 prepaid (accrued) cost:
  Funded status of the
   plans................  $(12,546) $ (7,416) $(33,240) $ (4,478) $(36,547) $(34,389)
  Contributions after
   measurement date.....                            46       720
  Unrecognized net
   transition (asset)
   obligation...........    (1,238)   (1,656)      262      (253)
  Unrecognized prior
   service cost.........                         3,363     4,794
  Unrecognized gain on
   plan amendment.......                                              (704)   (3,763)
  Unrecognized net
   (gain) loss..........    13,668     7,009    16,455    (4,645)   (1,837)   (3,143)
  Additional minimum
   liability............                        (2,716)   (4,835)
                          --------  --------  --------  --------  --------  --------
Prepaid (accrued) cost,
 end of year............  $   (116) $ (2,063) $(15,830) $ (8,697) $(39,088) $(41,295)
                          ========  ========  ========  ========  ========  ========

  Prepaid pension costs of $10.6 million and $8.8 million at June 30, 2001 and 2000 are included in other noncurrent assets; accrued pension costs of $26.5 million and $19.6 million were included in long-term liabilities at June 30, 2001 and 2000.

UNIVERSAL CORPORATION

  The accumulated postretirement benefit obligation cost trend rate is assumed to decrease gradually from 8.5% in 2001 to 6.0% for fiscal year 2006. A one-percentage-point increase in the assumed health care cost trend would increase the accumulated benefit obligation by approximately $2.0 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the fiscal year by approximately $122 thousand. A one-percentage-point decrease in the assumed health care cost trend would decrease the accumulated benefit obligation by approximately $1.7 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the fiscal year by approximately $109 thousand.

  Amounts included in the table above that are applicable to the Company's pension plans with benefit obligations in excess of plan assets are as follows:

                                                                 2001    2000
Foreign                                                         ------- -------
Projected benefit obligation................................... $10,138 $ 9,819
Accumulated benefit obligation.................................   9,612   8,671
Fair value of plan assets......................................   4,548   4,207
Domestic
Projected benefit obligation................................... $33,375 $23,715
Accumulated benefit obligation.................................  21,344  14,216
Fair value of plan assets......................................       0       0

NOTE 7. SHARE PURCHASE RIGHTS PLAN

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

NOTE 8. EXECUTIVE STOCK PLANS

  The Company's 1989 Executive Stock Plan by its terms expired on June 30, 1998, and was replaced by the Company's 1997 Executive Stock Plan (together, the "Plans"). Under

UNIVERSAL CORPORATION
the Plans, officers, directors, and employees of the Company and its subsidiaries may receive grants and/or awards of common stock, restricted stock, incentive stock options, non-qualified stock options, and reload options. Reload options allow a participant to exercise an option and receive new options by exchanging previously acquired common stock for the shares received from the exercise. One new option may be granted for each share exchanged with an exercise price equivalent to the market price at the date of exchange. Accordingly, the issuance of reload options does not result in a greater number of shares potentially outstanding than that reflected in the grant of the original option. Up to 2 million shares of the Company's common stock may be issued under each of the Plans. Pursuant to the Plans, non-qualified and reload options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant.

  Options granted under the Company's Plans generally become exercisable either one year or six months after the date of grant. Options that become exercisable six months after the date of grant qualify for reload options, which are also exercisable six months after the date of grant. Most options expire ten years after the date of grant.

  A summary of the Company's stock option activity and related information for the fiscal years ended June 30 follows:

                                           Years Ended June 30,
                         ------------------------------------------------------------
                                2001                 2000                1999
                         -------------------- ------------------- -------------------
                                     Average             Average             Average
                                     Exercise            Exercise            Exercise
                           Shares     Price    Shares     Price    Shares     Price
                         ----------  -------- ---------  -------- ---------  --------
Outstanding, beginning
 of year................  2,674,499   $31.83  1,700,999   $35.85  1,792,804   $34.55
Granted.................    373,818    33.85  1,591,500    22.43    265,630    32.79
Exercised............... (1,014,909)   28.33   (618,000)   18.69   (357,435)   27.05
Outstanding, end of
 year...................  2,033,408    33.95  2,674,499    31.83  1,700,999    35.85
Exercisable.............  1,673,506    34.89  2,329,999    32.89  1,666,230    36.00
Available for grant.....  2,700,131           3,018,969           4,612,569

  Of those available for future grant: 2,564,461; 2,920,279; and 2,920,279 for 2001, 2000, and 1999, respectively, are reload options.

  The following table summarizes information concerning currently outstanding and exercisable options as of June 30, 2001:

                                          Range of Exercise Prices, per Share
                                         -------------------------------------
                                           $20-$30      $30-$40      $40-$50
                                         ----------- ------------- -----------
For options outstanding:
Number outstanding......................     561,176     1,356,075     116,157
Weighted average remaining contractual
 life...................................        5.68          6.84         6.5
Weighted average exercise price, per
 share.................................. $     24.93 $       37.15 $     40.19
For options exercisable:
Number exercisable......................     331,504     1,225,845     116,157
Weighted average exercise price, per
 share.................................. $     25.09 $       37.04 $     40.19

UNIVERSAL CORPORATION

  Certain potentially dilutive securities outstanding at June 30, 2001, 2000, and 1999, were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 116 thousand at a weighted-average exercise price of $40.19 per share for 2001; 2.67 million shares at a weighted-average exercise price of $32.48 per share in 2000; and 1.61 million shares at a weighted-average exercise price of $37.75 per share in 1999.

  The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123, the Company applies the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. If compensation expense for the Company's stock options issued in 2001, 2000 and 1999 had been determined based on the fair value method of accounting, as defined in SFAS 123, the Company's net income and earnings per basic and diluted share would have been reduced by approximately $1.1 million or $.04 per share in 2001; $2.0 million or $.07 per share in 2000; and $2.0 million or $.06 per share in 1999. These pro forma amounts may not be representative of future disclosures because the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

  The Black-Scholes option valuation model was used to estimate the fair value of the options granted in fiscal year 2001, 2000 and 1999. Such models include subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. The Plans have characteristics that differ from traded options. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Principle assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                                            Years Ended June
                                                                   30,
                                                            -------------------
                                                            2001   2000   1999
                                                            -----  -----  -----
Assumptions:
  Risk-free interest rate..................................  4.05%  6.26%  5.72%
  Expected life, in years..................................  1.37   4.00   4.11
  Expected volatility......................................  .315   .324   .299
  Expected dividend yield..................................  3.30%  5.87%  4.22%
Results:
  Fair value of options granted............................ $4.89  $4.93  $7.08

UNIVERSAL CORPORATION

NOTE 9. COMMITMENTS AND OTHER MATTERS

  A material part of the Company's tobacco business is dependent upon a few customers. The loss of, or a substantial reduction in business from, any one of these customers would have a material adverse effect on the Company. For the years ended June 30, 2001, 2000, and 1999, one customer accounted for revenues of $900 million, $1.3 billion, and $1.7 billion, respectively.

  The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries. In addition, certain subsidiaries provide guarantees that ensure that value-added taxes will be repaid if the crops are not exported. At June 30, 2001, total exposure under guarantees issued for banking facilities of Brazilian farmers was approximately $39 million. Other contingent liabilities approximate $42 million. The Company considers the possibility of loss on any of these guarantees to be remote.

  During fiscal year 2001, the Company entered into an agreement with a customer that requires the Company to upgrade an existing facility and complete construction on a new facility at an estimated cost of over $130 million.

  The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to the income tax returns filed in prior years. The total contingent liabilities, including penalties and interest, approximate $18 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Although the Company does not expect any significant impact on fiscal year 2002 earnings, if the political situation in Zimbabwe were to deteriorate significantly, the Company's ability to recover its assets there could be impaired. The Company's equity in its net assets of subsidiaries in Zimbabwe was $37 million at June 30, 2001.

  The Company's operating subsidiaries within each industry segment perform credit evaluations of customers' financial condition prior to the extension of credit. Generally, accounts and notes receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and such amounts have not been material. In the lumber and building product operations in Europe, it is traditional business practice to

UNIVERSAL CORPORATION
insure a major portion of accounts and notes receivable against uncollectibility. At June 30, accounts and notes receivable by operating segment were as follows (in millions of dollars):

                                                                       At June
                                                                         30,
                                                                      ---------
                                                                      2001 2000
                                                                      ---- ----
Tobacco.............................................................. $197 $226
Lumber and building products.........................................   77   78
Agri-products........................................................   56   55
                                                                      ---- ----
                                                                      $330 $359
                                                                      ==== ====

NOTE 10. SEGMENT INFORMATION

  The Company reports information regarding operating segments on the basis used internally by management to evaluate segment performance. Segments are based on product categories. The Company evaluates performance based on operating income and equity in pretax earnings of unconsolidated affiliates.

  The accounting policies of the segments are the same as those described in
Note 1. Sales between segments are insignificant. Sales and other operating revenues are attributed to individual countries based on the location of the subsidiary.

  Equity in pretax earnings of unconsolidated affiliates relates primarily to the tobacco segment.

  Long-lived assets consist of net property, plant and equipment, goodwill, other intangibles, and other noncurrent assets.

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

UNIVERSAL CORPORATION

Reportable Segment Data

                            Sales and Other Operating
                                     Revenues                  Operating Income
                         -------------------------------- ----------------------------
Years Ended June 30,        2001       2000       1999      2001      2000      1999
--------------------     ---------- ---------- ---------- --------  --------  --------
Tobacco................. $2,062,080 $2,376,869 $2,944,762 $239,557  $234,429  $240,561
Lumber and building
 products...............    498,615    543,850    547,794   25,527    26,029    24,427
Agri-products...........    456,884    485,268    512,347   13,703    14,403    17,538
                         ---------- ---------- ---------- --------  --------  --------
Total segments..........  3,017,579  3,405,987  4,004,903  278,787   274,861   282,526
Corporate expenses......                                   (21,071)  (17,447)  (13,904)
Restructuring costs.....                                   ( 8,745)  (10,958)
Equity in pretax
 earnings of
 unconsolidated
 affiliates.............                                   (10,189)  (12,532)  (14,066)
                         ---------- ---------- ---------- --------  --------  --------
Consolidated total...... $3,017,579 $3,405,987 $4,004,903 $238,782  $233,924  $254,556
                         ========== ========== ========== ========  ========  ========

                                                             Depreciation and
                                  Segment Assets               Amortization        Capital Expenditures
                         -------------------------------- ----------------------- -----------------------
Years Ended June 30,        2001       2000       1999     2001    2000    1999    2001    2000    1999
--------------------     ---------- ---------- ---------- ------- ------- ------- ------- ------- -------
Tobacco................. $1,398,952 $1,363,424 $1,411,221 $47,208 $42,077 $42,459 $53,656 $51,330 $56,111
Lumber and building
products................    222,661    228,531    255,333   6,963   7,800   8,180   5,886   5,355  11,096
Agri-products...........    158,477    153,667    153,811   2,228   2,145   2,123   1,603   4,152   1,947
                         ---------- ---------- ---------- ------- ------- ------- ------- ------- -------
Total segments..........  1,780,090  1,745,622  1,820,365  56,399  52,022  52,762  61,145  60,837  69,154
Corporate...............      2,283      2,482      2,758
                         ---------- ---------- ---------- ------- ------- ------- ------- ------- -------
Consolidated total...... $1,782,373 $1,748,104 $1,823,123 $56,399 $52,022 $52,762 $61,145 $60,837 $69,154
                         ========== ========== ========== ======= ======= ======= ======= ======= =======

Geographic Data (For Years Ended June 30)

                                                   Sales and Other Operating
                                                            Revenues
                                                --------------------------------
                                                   2001       2000       1999
                                                ---------- ---------- ----------
United States.................................. $1,322,999 $1,598,853 $2,081,159
The Netherlands................................    658,208    704,194    782,496
All other countries............................  1,036,372  1,102,940  1,141,248
                                                ---------- ---------- ----------
Consolidated total............................. $3,017,579 $3,405,987 $4,004,903
                                                ========== ========== ==========

                                                       Long-Lived Assets
                                                --------------------------------
                                                   2001       2000       1999
                                                ---------- ---------- ----------
United States.................................. $  217,721 $  213,842 $  209,422
The Netherlands................................     66,956     69,411     82,033
Brazil.........................................     72,778     77,110     75,563
All other countries............................    175,793    188,939    190,289
                                                ---------- ---------- ----------
Consolidated total............................. $  533,248 $  549,302 $  557,307
                                                ========== ========== ==========

UNIVERSAL CORPORATION

NOTE 11. UNAUDITED QUARTERLY FINANCIAL DATA

  Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, it is generally more meaningful to focus on cumulative rather than quarterly results.

                                                 Years Ended June 30,
                                        ---------------------------------------
                                         First     Second     Third     Fourth
                                        Quarter   Quarter    Quarter   Quarter
                                        -------- ---------- ---------- --------
2001
Sales and other operating revenues....  $650,765 $  995,062 $  756,168 $615,584
Gross profit..........................   113,410    131,770    140,632  145,492
Net income............................    24,965     27,862     35,867   23,975
Net income per common share -- Basic..      0.89       1.02       1.32     0.88
Net income per common share --
  Diluted.............................      0.89       1.01       1.31     0.87
Cash dividends declared per common
 share................................      0.31       0.32       0.32     0.32
Market price range: High..............     29.88      35.88      39.43    41.30
Low...................................     20.63      27.00      31.19    36.99
2000
Sales and other operating revenues....  $787,006 $1,032,453 $1,001,207 $585,321
Gross profit..........................   119,321    135,058    149,288  139,704
Net income............................    29,502     26,148     38,458   19,697
Net income per common share -- Basic..       .93        .85       1.29      .69
Net income per common share --
  Diluted.............................       .93        .85       1.29      .69
Cash dividends declared per common
 share................................       .30        .31        .31      .31
Market price range: High..............     31.00      26.50      23.94    24.81
Low...................................     25.13      20.75      13.56    16.00

  In the fourth quarters of fiscal years 2001 and 2000, the Company recorded a $9 million and $11 million, respectively ($6 million and $7 million net of tax) charge for restructuring.

               Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and
Shareholders of Universal Corporation:

  We have audited the accompanying consolidated balance sheets of Universal Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Richmond, Virginia
August 2, 2001

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

                                                 /s/ Hartwell H Roper
                                       _______________________________________
                                                   Hartwell H. Roper
                                      Vice President and Chief Financial Officer

August 2, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  For the three years ended June 30, 2001, there were no changes in and disagreements between the Company and its independent auditors on any matter of accounting principles, practices or financial disclosures.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Refer to the caption, "Election of Directors" in the September 21, 2001, Proxy Statement which information is incorporated herein by reference. The following are executive officers of Universal Corporation as of September 21, 2001.

   Name                      Position                                                          Age
   ----                      --------                                                          ---
   H. H. Harrell...........  Chairman and Chief Executive Officer                               62
   A. B. King..............  President and Chief Operating Officer                              55
   H. H. Roper.............  Vice President and Chief Financial Officer                         53
   W. L. Taylor............  Vice President and Chief Administrative Officer                    60
   D.G. Cohen Tervaert.....  Co-President and Co-Chairman of the Board of Deli Universal, Inc.  48
   J. M. M. van de Winkel..  Co-President and Co-Chairman of the Board of Deli-Universal, Inc.  52
   George C. Freeman, III..  General Counsel and Secretary                                      38
   James A. Huffman........  Controller                                                         39

  There are no family relationships between any of the above officers.

  All of the above officers, except Messrs. Tervaert, van de Winkel, Freeman and Huffman, have been employed by the Company in the listed capacities during the last five years. D.G. Cohen Tervaert was President and Chairman of Deli Universal, Inc. prior to August 1998. J.M.M. van de Winkel was Executive Vice President and Vice Chairman of Deli Universal, Inc. prior to August 1998. G.C. Freeman, III served as Vice President, Associate General Counsel and Assistant Secretary of Universal Leaf Tobacco Company, Incorporated from June 1998 to February 2001 and as Assistant General Counsel of Universal Leaf Tobacco Company, Incorporated from June 1997 to June 1998. Prior to June 1997,
Mr. Freeman was an associate at Hunton & Williams in Richmond. J.A. Huffman was Director, Financial Reporting prior to November 2000.

Item 11. Executive Compensation

  Refer to the caption, "Executive Compensation," in the Company's September 21, 2001, Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Refer to the caption, "Stock Ownership," in the Company's September 21, 2001, Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Refer to the caption, "Certain Transactions" in the Company's September 21, 2001, Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) The following consolidated financial statements of Universal Corporation and Subsidiaries are included in Item 8:

    Consolidated Statements of Income for the years ended June 30, 2001, 2000 and 1999

    Consolidated Balance Sheets at June 30, 2001 and 2000

    Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999

    Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements for the years ended June 30, 2001, 2000 and 1999

    Report of Ernst & Young LLP, Independent Auditors

  (2) Financial Statement Schedules: None

  (3) List of Exhibits:

 3.1 Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant's Form 8-A Registration Statement, dated
     December 22, 1998, File No.1-652).

 3.2 Bylaws (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No 1-652).

 4.1 Indenture between the Registrant and Chemical Bank, as trustee
     (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

 4.2 Form of Fixed Rate Medium-Term Note, Series A (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February
     25, 1991, File No. 1-652).

 4.3 Form of 9 1/4% Note due February 15, 2001 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February
     25, 1991, File No. 1-652).

 4.4 Rights Agreement, dated as of December 3, 1998, between the Registrant and
     Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 3, 1998, File
     No. 1-652).

 4.5 First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest
     Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 7,
     1999, File No. 1-652).



 4.6  Specimen Common Stock Certificate (incorporated herein by reference to
      Amendment No. 1 to the Registrant's Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).


 4.7 Form of 6 1/2% Note due February 15, 2006 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February
      20, 1996, File No. 1-652).

 4.8 Form of 8.5% Note due February 2003 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
      June 30, 2000, File No. 1-652).

 4.9  Distribution Agreement dated September 6, 2000 (including forms of Terms
      Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note)
      (incorporated herein by reference to the Registrant's Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

 4.10 Form of Fixed Rate Note due October 2, 2003 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 2,
      2000, File No. 1-652).

 4.11 Form of Fixed Rate Note due May 2, 2005 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 13, 2000,
      File No. 1-652).

 4.12 Form of Fixed Rate Note due November 21, 2007 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November
      21, 2000, File No.1-652).

 4.13 Form of Floating Rate Note due November 30, 2004 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December
      1, 2000, File No. 1-652).

 4.14 Form of Fixed Rate Note due December 15, 2005 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December
      8, 2000, File No. 1-652).

 4.15 Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December
      15, 2000, File No. 1-652).

 4.16 Form of Fixed Rate Note due January 26, 2004 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January
      30, 2001, File No. 1-652).

 4.17 Form of Fixed Rate Note due February 15, 2008 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February
      12, 2001, File No. 1-652).

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


 10.2  Universal Leaf Tobacco Company, Incorporated Supplemental Stock Purchase
       Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

 10.3  Form of Universal Leaf Tobacco Company, Incorporated Executive Life
       Insurance Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June
       30, 1994, File No. 1-652).

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

 10.7  Universal Corporation 1989 Executive Stock Plan, as amended on December
       2, 1999.*


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

 10.11 Universal Corporation Outside Directors' Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1998, File No. 1-652).

 10.12 Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement
       Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

 10.13 Form of Universal Corporation 1994 Stock Option and Equity Accumulation
       Agreement (incorporated herein by reference to the Registrant's
       Quarterly Report on Form 10-Q for the quarter ended December 31, 1994,
       File No. 1-652).

 10.14 Universal Corporation 1994 Amended and Restated Stock Option Plan for
       Non-Employee Directors (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
       December 31, 1998, File No. 1-652).



 10.15 Form of Universal Corporation Non-Employee Director Non-Qualified Stock
       Option Agreement (incorporated herein by reference to the Registrant's
       Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File
       No. 1-652).


 10.16 Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan
       Trust, dated June 25, 1997, among Universal Leaf Tobacco Company,
       Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee
       (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

 10.17 First Amendment to the Universal Leaf Tobacco Company, Incorporated
       Benefit Restoration Trust, dated January 12, 1999, between Universal
       Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee
       (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

 10.18 Form of Universal Corporation 1997 Restricted Stock Agreement with
       Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

 10.19 Form of Universal Corporation 1997 Stock Option and Equity Accumulation
       Agreement, with Schedule of Grants to named executive officers
       (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

 10.20 Form of Universal Corporation Non-Employee Director Restricted Stock
       Agreement (incorporated herein by reference to the Registrant's
       Quarterly Report on Form 10-Q for the quarter ended December 31, 1998,
       File No. 1-652).

 10.21 Form of Employment Agreement dated January 15, 1998 between Universal
       Corporation and named executive officers (Henry H. Harrell, Allen B.
       King, William L. Taylor, Hartwell H. Roper) (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

 10.22 Universal Corporation Director's Charitable Award Program (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

 10.23 Universal Corporation 1997 Executive Stock Plan, as amended on December
       2, 1999.*


 10.24 1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc.
       and J. M. M. van de Winkel (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June
       30, 1998, File No. 1-652).

 10.25 Form of Universal Corporation 1999 Stock Option and Equity Accumulation
       Agreement, with Schedule of Grants to Executive Officers.*

 10.26 Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999.*



 10.27 Form of Universal Corporation 2000 Special Non-Qualified Stock Option
       Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-
       652).


 10.28 Agreement for Stemming Services between Philip Morris Incorporated and
       Universal Leaf Tobacco Company, Incorporated, dated May 11, 2001.*

 10.29 Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999.*


 10.30 Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000.*


 10.31 Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001.*


 10.32 Form of Amendment to Non-Qualified Stock Option Agreements dated June
       11, 2001.*


 10.33 Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001.*


 12    Ratio of Earnings to Fixed Charges*


 21    Subsidiaries of the Registrant.*


 23    Consent of Ernst & Young LLP.*

--------
*  Filed herewith.

  (b) Reports on Form 8-K

    (1) Form 8-K filed on May 17, 2001, filing press release announcing major investment in U.S. facility.

    (2) Form 8-K filed May 10, 2001, filing press release announcing Thomas
  H. Johnson to board of directors.

    (3) Form 8-K filed May 7, 2001, filing press release announcing third quarter earnings and press release announcing quarterly dividend.

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

                                          Universal Corporation

  September 12, 2001
                                                  /s/ Henry H. Harrell
                                          By: _________________________________
                                                    /s/ Henry H. Harrell
                                                Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Henry H. Harrell            Chairman, Chief Executive  September 12, 2001
______________________________________  Officer and Director
           Henry H. Harrell             (Principal Executive
                                        Officer)

        /s/ Allen B. King              President, Chief Operating September 12, 2001
______________________________________  Officer and Director
            Allen B. King

      /s/ Hartwell H. Roper            Vice President and Chief   September 12, 2001
______________________________________  Financial Officer
          Hartwell H. Roper

       /s/ James A. Huffman            Controller (Principal      September 12, 2001
______________________________________  Accounting Officer)
           James A. Huffman

       /s/ William W. Berry            Director                   September 12, 2001
______________________________________
           William W. Berry

    /s/ Charles H. Foster, Jr.         Director                   September 12, 2001
______________________________________
        Charles H. Foster, Jr.

     /s/ Eddie N. Moore, Jr.           Director                   September 12, 2001
______________________________________
         Eddie N. Moore, Jr.

      /s/ Joseph C. Farrell            Director                   September 12, 2001
______________________________________
          Joseph C. Farrell

      /s/ Hubert R. Stallard           Director                   September 12, 2001
______________________________________
          Hubert R. Stallard

      /s/ Thomas H. Johnson            Director                   September 12, 2001
______________________________________
          Thomas H. Johnson

                                 EXHIBIT INDEX

 Exhibit
 Number  Document
 ------- --------
  3.1    Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant's Form 8-A Registration Statement, dated
         December 22, 1998, File No. 1-652).

  3.2    Bylaws (incorporated herein by reference to the Registrant's Annual
         Report on Form 10-K 2000, File No. 1-652).

  4.1    Indenture between the Registrant and Chemical Bank, as trustee
         (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

  4.2 Form of Fixed Rate Medium-Term Note, Series A (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
         February 25, 1991, File No. 1-652).

  4.3 Form of 9 1/4% Note due February 15, 2001 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
         February 25, 1991, File No. 1-652).

  4.4 Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
         December 3, 1998, File No. 1-652).

  4.5 First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and
         Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 7, 1999, File No. 1-652).

  4.6 Specimen Common Stock Certificate (incorporated herein by reference to the Registrant's Amendment No. 1, dated May 7, 1999, to Registrant's
         Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

  4.7 Form of 6 1/2% Note due February 15, 2006 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
         February 20, 1996, File No. 1-652).

  4.8 Form of 8.5% Note due February 2003 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

  4.9    Distribution Agreement dated September 6, 2000 (including forms of
         Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate
         Note) (incorporated by reference to Registrant's Current Report on
         Report 8-K dated September 6, 2000, File No. 1-652).

  4.10 Form of Fixed Rate Note due on October 2, 2003 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October
         2, 2000, File No. 1-652).

  4.11 Form of Fixed Rate Note due May 2, 2005 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
         November 13, 2000, File No. 1-652).

 Exhibit
 Number  Document
 ------- --------
  4.12   Form of Fixed Rate Note due November 21, 2007 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
         November 21, 2000, File No. 1-652).

  4.13 Form of Floating Rate Note due November 30, 2004 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
         December 1, 2000, File No. 1-652).

  4.14 Form of Fixed Rate Note due December 15, 2005 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
         December 8, 2000, File No. 1-652).

  4.15 Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
         December 15, 2000, File No. 1-652).

  4.16 Form of Fixed Rate Note due January 26, 2004 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January
         30, 2001, File No.1-652).

  4.17 Form of Fixed Rate Note due February 15, 2008 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
         February 12, 2001, File No. 1-652).

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

 10.2    Universal Leaf Tobacco Company, Incorporated Supplemental Stock
         Purchase Plan (incorporated herein by reference to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended June 30, 1991,
         File No. 1-652).

 10.3    Form of Universal Leaf Tobacco Company, Incorporated Executive Life
         Insurance Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June
         30, 1994, File No. 1-652).

 10.4    Universal Leaf Tobacco Company, Incorporated Deferred Income Plan
         (incorporated herein by reference to the Registrant's Report on Form
         8-K, dated February 8, 1991, File No. 1-652).

 10.5    Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan
         (incorporated herein by reference to the Registrant's Report on Form
         8-K, dated February 8, 1991, File No. 1-652).

 Exhibit
 Number  Document
 ------- --------
 10.6    Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration
         Plan (incorporated herein by reference to the Registrant's Annual
         Report on Form 10-K, for the fiscal year ended June 30, 1998, File No.
         1-652).

 10.7    Universal Corporation 1989 Executive Stock Plan, as amended on
         December 2, 1999.*

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

 10.11 Universal Corporation Outside Directors' Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1998, File No. 1-652).

 10.12   Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement
         Plan (incorporated herein by reference to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1994, File No.
         1-652).

 10.13   Form of Universal Corporation 1994 Stock Option and Equity
         Accumulation Agreement (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1994, File No. 1-652).

 10.14   Universal Corporation 1994 Amended and Restated Stock Option Plan for
         Non-Employee Directors (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1998, File No. 1-652).

 10.15   Form of Universal Corporation Non-Employee Director Non-Qualified
         Stock Option Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June
         30, 2000, File No. 1-652).

 10.16   Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan
         Trust, dated June 25, 1997, among Universal Leaf Tobacco Company,
         Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1997, File No.
         1-652).

 10.17   First Amendment to the Universal Leaf Tobacco Company, Incorporated
         Benefit Restoration Trust, dated January 12, 1999, between Universal
         Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee
         (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

 Exhibit
 Number  Document
 ------- --------
 10.18   Form of Universal Corporation 1997 Restricted Stock Agreement with
         Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the
         quarter ended December 31, 1997, File No. 1-652).

 10.19   Form of Universal Corporation 1997 Stock Option and Equity
         Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended December 31, 1997,
         File No. 1-652).

 10.20   Form of Universal Corporation Non-Employee Director Restricted Stock
         Agreement (incorporated herein by reference to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended December 31, 1998,
         File No. 1-652).

 10.21   Form of Employment Agreement (dated January 15, 1998 between Universal
         Corporation and named executive officers (Henry H. Harrell, Allen B.
         King, William L. Taylor, Hartwell H. Roper) (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

 10.22   Universal Corporation Director's Charitable Award Program
         (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

 10.23   Universal Corporation 1997 Executive Stock Plan, as amended on
         December 2, 1999.*

 10.24   1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc.
         and J. M. M. van de Winkel (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June
         30, 1998, File No. 1-652).

 10.25   Form of Universal Corporation 1999 Stock Option and Equity
         Accumulation Agreement, with Schedule of Grants to Executive
         Officers.*

 10.26 Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999).*

 10.27   Form of Universal Corporation 2000 Special Non-Qualified Stock Option
         Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June
         30, 2000, File No. 1-652).

 10.28   Agreement for Stemming Services between Philip Morris Incorporated and
         Universal Leaf Tobacco Company, Incorporated, dated May 11, 2001.*

 10.29 Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999.*

 10.30 Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000.*

 Exhibit
 Number  Document
 ------- --------
 10.31   Form of Amendment to Stock Option and Equity Accumulation Agreements
         dated June 11, 2001.*

 10.32   Form of Amendment to Non-Qualified Stock Option Agreements dated June
         11, 2001.*

 10.33   Form of Amendment to 2000 Special Non-Qualified Stock Option
         Agreements dated June 15, 2001.*

 12      Ratio of Earnings to Fixed Charges*

 21      Subsidiaries of the Registrant.*

 23      Consent of Ernst & Young LLP.*

--------
*  Filed herewith.