Form 10-Q
period 2001-09-30
UNIVERSAL CORP /VA/
filed 2001-10-26
CIK 102037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2001
                     ------------------

                                      OR

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From_______________to__________


                         Commission file number  1-652
                                                 -----

                             UNIVERSAL CORPORATION
           ---------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                         VIRGINIA                                                        54-0414210
 -----------------------------------------------------------               ---------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification Number)

    1501 North Hamilton Street, Richmond, Virginia                    23230
   ------------------------------------------------                   -----
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

Common Stock, No par value - 26,737,578 shares outstanding as of October 24,
2001

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three Months Ended September 30, 2001 and 2000
(In thousands of dollars, except per share data)

                                                                              2001                    2000
                                                                      -------------------      ------------------
Sales and other operating revenues                                    $           616,377      $          650,765

Costs and expenses
    Cost of goods sold                                                            499,911                 537,355
    Selling, general and administrative expenses                                   61,644                  61,474
                                                                      -------------------------------------------

Operating Income                                                                   54,822                  51,936
    Equity in pretax earnings of unconsolidated affiliates                          1,313                   1,349
    Interest expense                                                               13,559                  14,829
                                                                      -------------------------------------------

Income before income taxes and other items                                         42,576                  38,456
    Income taxes                                                                   14,902                  14,998
    Minority interests                                                               (655)                 (1,507)
                                                                      -------------------------------------------

Net Income                                                            $            28,329      $           24,965
-----------------------------------------------------------------------------------------------------------------

Earnings per common share                                             $              1.04      $              .89
-----------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                            $              1.04      $              .89
-----------------------------------------------------------------------------------------------------------------

Retained earnings - beginning of period                               $           540,546      $          499,490
Net income                                                                         28,329                  24,965
Cash dividends declared ($.32 - 2001, $.31 - 2000)                                 (8,626)                 (8,421)
Purchase of common stock                                                           (8,142)                 (9,573)
                                                                      -------------------------------------------
Retained earnings - end of period                                     $           552,107      $          506,461
-----------------------------------------------------------------------------------------------------------------


See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                                                Sept.  30,                       June 30,
                                                                                   2001                            2001
                                                                               --------------                  -------------
ASSETS

Current
    Cash and cash equivalents                                                  $       59,400                  $     109,540
    Accounts receivable                                                               354,464                        330,146
    Advances to suppliers                                                              73,267                         66,683
    Accounts receivable - unconsolidated affiliates                                     4,459                          3,531
    Inventories - at lower of cost or market:
        Tobacco                                                                       597,000                        389,520
        Lumber and building products                                                   80,669                         78,945
        Agri-products                                                                  77,001                         80,168
        Other                                                                          25,561                         26,176
    Prepaid income taxes                                                               18,022                         17,683
    Deferred income taxes                                                               8,511                          8,256
    Other current assets                                                               20,621                         21,998
                                                                               ---------------------------------------------
        Total current assets                                                        1,318,975                      1,132,646

Property, plant and equipment - at cost
    Land                                                                               26,575                         26,523
    Buildings                                                                         245,269                        236,875
    Machinery and equipment                                                           504,066                        500,505
                                                                               ---------------------------------------------
                                                                                      775,910                        763,903
        Less accumulated depreciation                                                 426,378                        425,808
                                                                               ---------------------------------------------
                                                                                      349,532                        338,095
Other
    Goodwill                                                                          111,413                        111,341
    Other intangibles                                                                  11,368                         12,191
    Investments in unconsolidated affiliates                                           79,728                         78,860
    Deferred income taxes                                                              33,618                         37,620
    Other noncurrent assets                                                            86,653                         71,620
                                                                               ---------------------------------------------
                                                                                      322,780                        311,632
                                                                               ---------------------------------------------

                                                                               $    1,991,287                  $   1,782,373
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                                                Sept.  30,                       June 30,
                                                                                   2001                            2001
                                                                               --------------                  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                                               $      254,188                  $      190,776
    Accounts payable                                                                  254,808                         241,607
    Accounts payable - unconsolidated affiliates                                        3,106                           4,967
    Customer advances and deposits                                                    206,673                          96,166
    Accrued compensation                                                               13,949                          22,020
    Income taxes payable                                                               29,189                          23,789
    Current portion of long-term obligations                                            2,505                           2,440
                                                                               ----------------------------------------------
        Total current liabilities                                                     764,418                         581,765

Long-term obligations                                                                 526,100                         515,349

Postretirement benefits other than pensions                                            39,056                          39,088

Other long-term liabilities                                                            66,769                          59,351

Deferred income taxes                                                                   6,849                           6,380

Minority interests                                                                     26,018                          28,311

Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000
     shares none issued or outstanding
  Common stock, no par value, authorized 100,000,000
     shares, issued and outstanding 26,978,878 shares
     (27,184,663 at June 30, 2001)                                                     85,437                          85,582
   Retained earnings                                                                  552,107                         540,546
   Accumulated other comprehensive income                                             (75,467)                        (73,999)
                                                                               ----------------------------------------------
         Total shareholders' equity                                                   562,077                         552,129
                                                                               ----------------------------------------------
                                                                               $    1,991,287                  $    1,782,373
-----------------------------------------------------------------------------------------------------------------------------


See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2001 and 2000
(In thousands of dollars)

                                                                           2001                       2000
                                                                    ---------------              --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   28,329                   $ 24,965
   Adjustments to reconcile net income to net
     cash provided by operating activities                                 16,100                      9,500
   Changes in operating assets and liabilities                           (112,869)                   (76,893)
                                                                       -------------------------------------
     Net cash provided by operating activities                            (68,440)                   (42,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                             (24,800)                   (16,000)
    Purchase of business, net of cash acquired                            (14,000)
                                                                       -------------------------------------
      Net cash provided (used) in investing activities                    (38,800)                   (16,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt, net                           74,500                    100,700
    Repayment of long-term debt                                                 -                    (20,000)
    Purchases of common stock                                              (8,800)                   (10,500)
    Dividends paid                                                         (8,600)                    (8,400)
                                                                       -------------------------------------
      Net cash provided (used) in financing activities                     57,100                     61,800

Net increase in cash and cash equivalents                                 (50,140)                     3,372
Cash and cash equivalents at beginning of year                            109,540                     61,395

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   59,400                   $ 64,767
------------------------------------------------------------------------------------------------------------

See accompanying notes.

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001


All figures contained herein are unaudited.

1). Universal Corporation, with its subsidiaries (the "Company"), has seasonal operations in tobacco, lumber and building products, and agri-products. Therefore, the results of operations for the quarter ended September 30, 2001, are not necessarily indicative of results to be expected for the year ending June 30, 2002. All adjustments necessary to state fairly the results for such period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year's presentation.

2). Contingent liabilities: The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries. In addition, certain subsidiaries provide guarantees that ensure that value-added taxes will be repaid if the crops are not exported. At September 30, 2001, total exposure under guarantees issued for banking facilities of Brazilian farmers was approximately $50 million. Other contingent liabilities approximate $30 million. The Company considers the possibility of loss on any of these guarantees to be remote. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $18 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Although the Company does not expect any significant impact on fiscal year 2002 earnings, if the political situation in Zimbabwe were to deteriorate significantly, the Company's ability to recover its assets there could be impaired. The Company's equity in its net assets of subsidiaries in Zimbabwe was $37 million at June 30, 2001.

3). On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." The adoption of these standards did not have a material impact on the quarterly consolidated financial position or results of operations for the Company.

4). During fiscal years 2000 and 2001, the Company adopted restructuring plans with a total cost of $19.7 million. During the three-month period ended September 30, 2001, the Company made $2.6 million in cash payments to 84 employees. No additional restructuring costs were recorded during the quarter. The remaining liability for severance payments as of September 30, 2001 was $4 million and will be paid during fiscal years 2002 and 2003.

5). The following table sets forth the computation of earnings per share and diluted earnings per share.

Periods ended September 30,                              2001               2000
-----------------------------------------------------------------------------------
Net income (in thousands of dollars)                 $    28,329        $    24,965
                                                    -------------------------------

Denominator for earnings per share:
            Weighted average shares                   27,110,489         28,055,105

Effect of dilutive securities:
            Employee stock options                       185,454              5,460

                                                     -----------        -----------
Denominator for diluted earnings per share            27,295,943         28,060,565
                                                     -----------        -----------

Earnings per share                                   $      1.04        $      0.89
-----------------------------------------------------------------------------------

Diluted earnings per share                           $      1.04        $      0.89
-----------------------------------------------------------------------------------


6). Comprehensive Income:

Periods ended September 30,                               2001             2000
-----------------------------------------------------------------------------------
(in thousands of dollars)
Net income                                           $    28,329        $    24,965

Foreign currency translation adjustment                   (1,468)               226
                                                     -----------        -----------

Comprehensive income                                 $    26,861        $    25,191
-----------------------------------------------------------------------------------

7). Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

Three months ended September 30,                        2001                2000
-----------------------------------------------------------------------------------
(in thousands of dollars)
SALES AND OTHER OPERATING REVENUES
Tobacco                                              $   375,258        $   402,245
Lumber/building products                                 126,189            129,662
Agri-products                                            114,930            118,858
                                                     ------------------------------
Consolidated total                                   $   616,377        $   650,765
-----------------------------------------------------------------------------------

OPERATING INCOME
Tobacco                                              $    49,123        $    46,780
Lumber/building products                                   7,825              7,650
Agri-products                                              4,165              3,757
-----------------------------------------------------------------------------------
Total                                                     61,113             58,187
Less:
Corporate expenses                                         4,978              4,902
Equity in pretax earnings of unconsolidated
 affiliates                                                1,313              1,349
                                                     ------------------------------
Consolidated total                                   $    54,822        $    51,936
-----------------------------------------------------------------------------------

8). Depreciation and amortization for the three-month periods are as follows:

Three months ended September 30,                           2001             2000
-----------------------------------------------------------------------------------
(in thousands of dollars)
Depreciation                                            $ 11,147        $    10,744
                                                        --------        -----------

Amortization                                            $  1,244        $     1,609
-----------------------------------------------------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     Working capital at September 30, 2001, was $555 million compared to $551 million at June 30, 2001. The increase in working capital was the result of an increase in current assets of $186 million, primarily from a seasonal increase in tobacco inventories, net of an $182 million increase in current liabilities. In the United States, tobacco working capital needs are normally at their lowest point at June 30. Tobacco inventories increased during the quarter in Brazil, Malawi and the United States as tobacco is purchased from farmers and at auction. The purchased tobacco is financed with cash, notes payable and customer deposits. The mix of notes payable and customer advances is dependent on both the Company's and its customers' borrowing capabilities, interest rates, and exchange rates. The Company does not purchase material quantities of tobacco on a speculative basis; thus the respective increase in inventory represents primarily tobacco that has been committed to customers.

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

     On October 23, 2001, the Board of Directors increased the Company's authority to repurchase its common shares by $150 million. The programs provide for purchases of up to $450 million. As of October 24, 2001, the Company had purchased, since the inception of the program, 9.8 million shares of Universal common stock for approximately $269 million. Currently, about 26.7 million common shares are outstanding.

     Management believes that the liquidity and capital resources of the company at September 30, 2001, remain adequate to support the Company's foreseeable operating needs.

Results of Operations
---------------------

     'Sales and Other Operating Revenues' decreased $34 million or 5% in the first quarter of fiscal year 2002 compared to the prior year's comparable quarter. In the quarter, tobacco revenues were down by $27 million; lumber and building products revenues were down by $3 million; and agri-products revenues decreased by $4 million. The most important factor in the revenue decline has been the reduction in revenue caused by the shift in the United States to direct purchasing of tobacco leaf by manufacturers. Sales volumes of the Company's lumber and building operations declined due to the 6% appreciation in the dollar against the euro. Agri-product revenues have declined due to weaknesses in the tea and rubber businesses.

     Fiscal year 2001 segment operating income in the first quarter increased by $3 million or 5% compared to the same period last year. Tobacco earnings for the quarter were $2 million higher that the prior year's first quarter due to increased shipments to customers of tobaccos from Brazil, Asia and Africa. The African shipments had been delayed from the prior year primarily due to late marketing of crops, while the Brazilian shipments were earlier than usual. The positive benefits of these shipments was partially offset by higher costs in the United States due to transition from an auction system to direct contracting as well as the loss of income from green market services. Old crop shipments in the first quarter of cigar leaf from Brazil and Indonesia also bolstered the Company's earnings from the sale of dark tobacco. Lumber and building product results increased by 2% as increases in local currency results offset the 6% decline in the value of the euro compared to the dollar. Agri-product results were also higher as the Company's confectionery seeds and nuts and dried fruits distribution operations performed well compensating for weaker results for rubber and tea.

     Interest expense decreased for the quarter due to lower interest rates. The Company's estimated effective tax rate in fiscal year 2002 declined slightly from the prior year's annual rate to 35%.

     Despite the strong first quarter, the Company announced on September 27, 2001, its earnings expectation of approximately $100 million for the full 2002 fiscal year. The Company continues to see higher costs in the United States where the transition from an auction market to direct contracting with farmers has required sufficient staffing to participate in both systems. In addition, the very high price of U.S. leaf has made it extremely difficult to recover all of the increased costs, particularly start-up costs, emanating from the new system. Rising medical costs have also adversely affected U.S. operations.

     Another major factor in the changed earnings outlook is the reduction in crops being marketed this year from a number of important areas including Brazil, Malawi, and Zimbabwe. Because of the Company's traditionally large orders in these origins, it is difficult to purchase all of our requirements when crops are reduced significantly. This year, the Company faces the unusual circumstance of smaller crops in a number of these areas at the same time. In addition, the continuing political and economic instability in Zimbabwe together with the very high prices being paid for this year's crops have reduced their attractiveness in world markets and led to the shifting of some business to other origins such as Brazil. Although the current fiscal year will be negatively impacted, the Company's Brazilian operations could see a benefit from such shifts in fiscal year 2003.

     The present outlook is for continued good performance from the Company's non-tobacco operations in fiscal year 2002. However, if the European economy weakens significantly in the aftermath of the tragic events of September 11, the Company's lumber and building products operations could be adversely affected. Also, the volatility of the dollar/euro exchange rate makes accurate projection of dollar results for these Dutch companies difficult.

     The Company is moving aggressively to deal with the increased costs and inefficiencies associated with this period of far reaching change in the U. S. tobacco market. In addition to continuing efforts to manage U.S. costs, the Company's actions include the significant investments announced this spring in new and upgraded processing facilities in North Carolina and in Danville, Virginia. The upgrade in Danville should begin to have a positive impact on our U.S. operations in fiscal year 2003, and the new plant will begin operations in the following year. While smaller crops in key regions will reduce our volumes in the near term, they should also lead to improved market balance over the longer term. Based on preliminary indications, we now expect larger crops to be marketed in fiscal year 2003 in both Brazil and Malawi, where the Company has a significant presence.

     Readers are cautioned that the statements contained herein regarding expected earnings and expectations for the Company's performance are forward-looking statements based upon management's current knowledge and assumptions about future events, including anticipated levels of production of tobacco and demand for and supply of the Company's products and services, costs incurred in providing these products and services, timing of shipments to customers, changes in market structure, and general economic, political, market and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro. Actual results, therefore, could vary from those expected. Reference is made to Items 1 and 7 and the Notes to the Consolidated Financial Statements in
Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in
Item 2 of this Form 10-Q.

PART II.    OTHER INFORMATION




Item 1.     Legal Proceedings

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibits

         12. Ratio of earnings to fixed charges.*

b.       Reports on Form 8-K.


         Report on Form 8-K filed August 3, 2001 filing press release announcing fiscal year earnings and filing press release announcing quarterly dividend.

         Report on Form 8-K filed September 23, 2001 filing press release announcing earnings expectations.






         * - Filed herewith

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: October 26, 2001                           UNIVERSAL CORPORATION
      ----------------                 -----------------------------------------
                                                     (Registrant)



                                                 /s/ Hartwell H. Roper
                                       -----------------------------------------
                                                Hartwell H. Roper, Vice
                                                  President and Chief Financial
                                                  Officer



                                                /s/ James A. Huffman
                                       -----------------------------------------
                                                    James A. Huffman, Controller
                                                    (Principal Accounting
                                                    Officer)