Form 10-K405/A
period 2001-06-30
UNIVERSAL CORP /VA/
filed 2001-11-01
CIK 102037

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


                          Commission file number 1-652

                              UNIVERSAL CORPORATION
             (Exact name of Registrant as specified in its charter)


                Virginia                                    54-0414210
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

      1501 North Hamilton Street,
        Richmond, Virginia 23230                           804-359-9311
(Address of principal executive offices)         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
      Title of each class                                   which registered
      -------------------                                   ----------------
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

                                                          First       Second       Third        Fourth
                                                         Quarter      Quarter      Quarter      Quarter
                                                         -------      -------      -------      -------
     2001
     Cash dividends declared:................             $ .31        $ .32        $ .32        $ .32
     Market price range:.....................   High      29.88        35.88        39.43        41.30
                                                 Low      20.63        27.00        31.19        36.99
     2000
     Cash dividends declared:................             $ .30        $ .31        $ .31        $ .31
     Market price range:.....................   High      31.00        26.50        23.94        24.81
                                                 Low      25.13        20.75        13.56        16.00

      The Company's current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition, and capital requirements of the Company. At September 4, 2001, there were 2,610 holders of record of the registrant's Common Stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNIVERSAL CORPORATION

October 29, 2001
                                         By:     /s/ George C. Freeman, III
                                             -----------------------------------
                                                    George C. Freeman, III
                                                General Counsel and Secretary