Form 10-Q
period 2001-12-31
UNIVERSAL CORP /VA/
filed 2002-02-08
CIK 102037

                                                                          DRAFT


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 2001

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the Transition Period From                   to
                              -------------------  ----------------

                          Commission file number 1-652

                              UNIVERSAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            VIRGINIA                                   54-0414210
-------------------------------         ----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1501 North Hamilton Street, Richmond, Virginia               23230
----------------------------------------------    ------------------------------
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

Common Stock, No par value - 26,366,699 shares outstanding as of February 8, 2002

                                                                          DRAFT

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Six Months Ended December 31, 2001 and 2000
(In thousands of dollars, except per share data)



                                                               THREE MONTHS                   SIX MONTHS
                                                           2001           2000            2001          2000
                                                        -------------------------------------------------------

Sales and other operating revenues                      $ 744,275     $  995,062      $1,360,652     $1,645,827

Costs and expenses
  Cost of goods sold                                      610,590        863,292       1,110,501      1,400,647
  Selling, general and administrative expenses             73,362         68,615         135,006        130,089
                                                        -------------------------------------------------------

Operating Income                                           60,323         63,155         115,145        115,091
  Equity in pretax earnings of unconsolidated affiliates      230            523           1,543          1,872
  Interest expense                                         12,359         17,279          25,918         32,108
                                                        -------------------------------------------------------

Income before income taxes and other items                 48,194         46,399          90,770         84,855
  Income taxes                                             16,868         15,550          31,770         30,548
  Minority interests                                        2,235          2,987           1,580          1,480
                                                      ---------------------------------------------------------

Net Income                                              $  29,091     $   27,862      $   57,420     $   52,827
===============================================================================================================

Earnings per common share                               $    1.09     $     1.02      $     2.14     $     1.90
===============================================================================================================

Diluted earnings per share                              $    1.09     $     1.01      $     2.13     $     1.90
===============================================================================================================

Retained earnings - beginning of period                                               $  540,546     $  499,490
Net income                                                                                57,420         52,827
Cash dividends declared ($.66 - 2001, $.63 - 2000)                                       (17,597)       (16,960)
Purchase of common stock                                                                 (28,543)       (25,085)
                                                                                   ----------------------------
Retained earnings - end of period                                                     $  551,826     $  510,272
===============================================================================================================



See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                        Dec. 31,     June 30,
                                                          2001         2001
                                                    ------------- ------------

ASSETS

Current
    Cash and cash equivalents                       $    71,739   $    109,54
    Accounts receivable                                 280,239       330,146
    Advances to suppliers                                66,479        66,683
    Accounts receivable - unconsolidated affiliates       3,987         3,531
    Inventories - at lower of cost or market:
        Tobacco                                         577,881       389,520
        Lumber and building products                     79,230        78,945
        Agri-products                                    76,409        80,168
        Other                                            27,807        26,176
    Prepaid income taxes                                 19,124        17,683
    Deferred income taxes                                 8,156         8,256
    Other current assets                                 19,504        21,998
                                                    -------------------------
        Total current assets                          1,230,555     1,132,646

Property, plant and equipment - at cost
    Land                                                 26,970        26,523
    Buildings                                           249,205       236,875
    Machinery and equipment                             523,595       500,505
                                                    -------------------------
                                                        799,770       763,903
        Less accumulated depreciation                   435,678       425,808
                                                    -------------------------

                                                        364,092       338,095
Other
    Goodwill                                            117,863       111,341
    Other intangibles                                    10,694        12,191
    Investments in unconsolidated affiliates             80,127        78,860
    Deferred income taxes                                37,124        37,620
    Other noncurrent assets                              87,821        71,620
                                                    -------------------------
                                                        333,629       311,632
                                                    -------------------------
                                                    $ 1,928,276   $ 1,782,373
=============================================================================

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                         Dec. 31,       June 30,
                                                           2001           2001
                                                     ------------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Notes payable and overdrafts                     $   167,073      $ 190,776
    Accounts payable                                     276,497        241,607
    Accounts payable - unconsolidated affiliates           2,616          4,967
    Customer advances and deposits                       173,135         96,166
    Accrued compensation                                  17,456         22,020
    Income taxes payable                                  33,958         23,789
    Current portion of long-term obligations               2,392          2,440
                                                     ---------------------------
        Total current liabilities                        673,127        581,765


Long-term obligations                                    553,537        515,349

Postretirement benefits other than pensions               39,077         39,088

Other long-term liabilities                               66,678         59,351

Deferred income taxes                                      6,158          6,380

Minority interests                                        25,384         28,311

Shareholders' equity

  Preferred stock, no par value, authorized 5,000,000
     shares none issued or outstanding
  Common stock, no par value, authorized 100,000,000
     shares, issued and outstanding 26,445,599 shares
     (27,184,663 at June 30, 2001)                        84,303         85,582
   Retained earnings                                     551,826        540,546
   Accumulated other comprehensive income                (71,814)       (73,999)
                                                     ---------------------------
         Total shareholders' equity                      564,315        552,129
                                                     ---------------------------
                                                     $ 1,928,276    $ 1,782,373
================================================================================


See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2001 and 2000
(In thousands of dollars)

                                                          2001           2000
                                                       -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $   57,420    $   52,827
   Adjustments to reconcile net income to net
     cash provided by operating activities                 23,000        17,000
   Changes in operating assets and liabilities
                                                          (16,221)      (91,935)
                                                       -------------------------
     Net cash provided (used) by operating activities      64,199       (22,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment             (45,000)      (37,000)
    Purchase of business, net of cash acquired            (14,000)
                                                       -------------------------
      Net cash used in investing activities               (59,000)      (37,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance (repayment) of short-term debt, net          (24,000)        9,000
    Repayment of long-term debt                                 -       (20,000)
    Issuance of long-term debt                             30,000       122,000
    Purchases of common stock                             (31,000)      (28,000)
    Dividends paid                                        (18,000)      (17,000)
                                                       -------------------------
      Net cash provided (used) in financing activities    (43,000)       66,000

Net increase (decrease) in cash and cash equivalents      (37,801)        6,892
Cash and cash equivalents at beginning of year            109,540        61,395

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   71,739    $   68,287
================================================================================


See accompanying notes.

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001


All figures contained herein are unaudited.

1). Universal Corporation, with its subsidiaries (the "Company"), has seasonal operations in tobacco, lumber and building products, and agri-products. Therefore, the results of operations for the quarter and six-months ended December 31, 2001, are not necessarily indicative of results to be expected for the year ending June 30, 2002. All adjustments necessary to state fairly the results for such periods have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year's presentation.

2). Contingent liabilities: The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries. In addition, certain subsidiaries provide guarantees that ensure that value-added taxes will be repaid if the crops are not exported. At December 31, 2001, total exposure under guarantees issued for banking facilities of Brazilian farmers was approximately $57 million. Other contingent liabilities approximate $14 million. The Company considers the possibility of significant loss on any of these guarantees to be remote. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $18 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Although the Company does not expect any significant impact on fiscal year 2002 earnings, if the political situation in Zimbabwe were to deteriorate significantly, the Company's ability to recover its assets there could be impaired. The Company's equity in the net assets of its subsidiaries in Zimbabwe was approximately $40 million at December 31, 2001.

The Company exports tobacco from Argentina through one or more subsidiaries and the recent government actions there could affect its operations in the future. The currency devaluation should provide benefits to exporters; however it, along with evolving governmental policies, could further jeopardize collection of value added tax receivables from the Argentine government. A Company subsidiary has an 11.5 million peso value added tax receivable that has been adjusted to a market value of $6.8 million after being re-denominated from U.S. dollars to pesos by the Argentine government. In addition, as of December 31, 2001, the Company's subsidiaries have provided long-term loans to a supplier. The loans are secured by liens on real property, processing machinery and equipment and other assets of the supplier. Short-term export financing, which is secured by tobacco, is provided annually to suppliers. This financing is repaid through the export of tobacco. If U.S. dollar loans, which approximated $25 million at December 31, 2001, were to be re-denominated into Argentina pesos, they would be revalued quarterly at market exchange rates. For current year advances, such a change could affect the timing of the Company's results from quarter to quarter and between its fiscal years.

The Directorate General Competition of the European Commission ("DG IV") is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company's Spanish subsidiary, Tabacos Espanoles, S.A. ("TAES"), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have held joint negotiations with those associations.

TAES is cooperating fully with the DG IV in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly-structured market for green tobacco in Spain. Although the fine, if any, that the DG IV may assess on TAES could be material to the Company's earnings, the Company is not able to make an accurate assessment of the amount of any such fine at this time. The investigation is ongoing.

3). On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." The adoption of these standards did not have a material impact on the quarterly consolidated financial position or results of operations for the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial statements.

4). During fiscal years 2000 and 2001, the Company adopted restructuring plans with a total cost of $19.7 million. During the three- and six-month periods ended December 31, 2001, the Company made $1.2 million and $3.8 million in cash payments to 205 and 243 employees, respectively. No additional restructuring costs were recorded during the quarter. The remaining liability for severance payments as of December 31, 2001, was $2.5 million and will be paid during fiscal years 2002 and 2003.

5). On December 31, 2001, one of the Company's subsidiaries entered into a secured, multi-draw, $75 million term loan facility. This financing was put in place to fund the previously announced construction of a new processing factory in Nash County, North Carolina and the upgrade of an existing factory in Danville, Virginia. The facility is guaranteed by the Company and is secured by the assets of the project. It matures on December 31, 2007, and under some conditions, the subsidiary can exercise an extension option for an additional four years. The Company borrowed $30 million under the loan facility on December 31, 2001.

6). The following table sets forth the computation of earnings per share and diluted earnings per share.



                                                      THREE MONTHS                        SIX MONTHS
Periods ended December 31,                        2001            2000              2001             2000
------------------------------------------------------------------------------------------------------------
Net income (in thousands of dollars)        $     29,091     $     27,862       $     57,420     $    52,827
                                            ----------------------------------------------------------------

Denominator for earnings per share:
            Weighted average shares           26,628,969       27,428,352         26,869,729      27,741,728

Effect of dilutive securities:
            Employee stock options                62,445           99,754            123,950          52,607
                                            ----------------------------------------------------------------
Denominator for diluted earnings per share    26,691,414       27,528,106         26,993,679      27,794,335
                                            ----------------------------------------------------------------

Earnings per share                          $       1.09     $       1.02       $       2.14     $      1.90
------------------------------------------------------------------------------------------------------------

Diluted earnings per share                  $       1.09     $       1.01       $       2.13     $      1.90
------------------------------------------------------------------------------------------------------------



7). Comprehensive Income:




                                                     THREE MONTHS                SIX MONTHS
Periods ended December 31,                        2001         2000         2001            2000
----------------------------------------------------------------------------------------------------
(in thousands of dollars)
Net income                                  $   29,091     $   27,862    $   57,420       $  52,827

Foreign currency translation adjustment          3,653        (10,151)        2,185          (9,926)
                                            --------------------------------------------------------

Comprehensive income                        $   32,744     $   17,711    $   59,605       $  42,901
----------------------------------------------------------------------------------------------------


8). Segments are based on product categories. The Company evaluates performance based on segment operating income including equity in pretax earnings of unconsolidated affiliates.



                                            THREE MONTHS                SIX MONTHS
Periods ended December 31,                2001       2000         2001             2000
------------------------------------------------------------------------------------------
(in thousands of dollars)

SALES AND OTHER OPERATING REVENUES
Tobacco                              $   491,379  $   758,076   $   826,637    $ 1,160,321
Lumber/building products                 140,628      123,038       266,817        252,700
Agri-products                            112,268      113,948       267,198        232,806
                                     -----------------------------------------------------
Consolidated total                   $   744,275  $   995,062   $ 1,360,652    $ 1,645,827
------------------------------------------------------------------------------------------


OPERATING INCOME
Tobacco                              $  57,024         $   58,411        $  106,005      $   105,191
Lumber/building products                 5,757              6,100            13,693           13,750
Agri-products                            3,131              4,053             7,328            7,810
----------------------------------------------------------------------------------------------------
Total                                   65,912             68,564           127,026          126,751
Less:
Corporate expenses                       5,359              4,886            10,338            9,788
Equity in pretax earnings of
unconsolidated affiliates                  230                523             1,543            1,872
                                     ---------------------------------------------------------------
Consolidated total                   $  60,323         $   63,155        $  115,145      $   115,091
----------------------------------------------------------------------------------------------------


9). Depreciation and amortization for the three- and six-month periods are as follows:

                                    THREE MONTHS                 SIX MONTHS
Periods ended December 31,       2001         2000          2001          2000
--------------------------------------------------------------------------------
(in thousands of dollars)

Depreciation                $  12,330      $  10,345      $  23,477    $  21,118
                            ----------------------------------------------------
Amortization                $   1,309      $   2,230      $   2,553    $   3,840
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Working capital at December 31, 2001, was $557 million compared to $551 million at June 30, 2001. The increase in working capital was the result of an increase in current assets of $97 million, primarily from a seasonal increase in tobacco inventories, net of a $91 million increase in current liabilities. In the United States, tobacco working capital needs are normally at their lowest point at June 30. Tobacco inventories increased during the six-month period and quarter in Malawi, Zimbabwe and the United States as tobacco was purchased from farmers and at auction. The purchased tobacco is financed with cash, notes payable and customer deposits. The mix of notes payable and customer advances is dependent on both the Company's and its customers' borrowing capabilities, interest rates, and exchange rates. The Company does not purchase material quantities of tobacco on a speculative basis; thus the increase in inventory represents primarily tobacco that has been committed to customers.

     Generally, the Company's international tobacco operations conduct business in U. S. dollars, thereby limiting foreign exchange risk to local production and overhead costs. Agri-product and lumber operations enter into foreign exchange contracts to hedge firm purchase and sales commitments for terms of less than six months. Interest rate risk is limited because customers in the tobacco business usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

     On October 23, 2001, the Board of Directors increased the Company's authority to repurchase its common shares by $150 million. The purchase programs, which began in 1998, provide for purchases of up to $450 million worth of the Company's common stock. As of

December 31, 2001, the Company had purchased, pursuant to these programs, an aggregate of 10.2 million shares of Universal common stock for approximately $283 million.

     On December 31, 2001, one of the Company's subsidiaries entered into a secured, multi-draw, $75 million term loan facility. This financing was put in place to fund the previously announced construction of a new processing factory in Nash County, North Carolina and the upgrade of an existing plant in Danville, Virginia. The facility is guaranteed by the Company and is secured by the assets of the project. It matures on December 31, 2007, and under some conditions, the subsidiary can exercise an extension option for an additional four years. The Company borrowed $30 million under the loan facility on December 31, 2001.

     Management believes that the liquidity and capital resources of the Company at December 31, 2001, remain adequate to support the Company's foreseeable operating needs.

Results of Operations

     `Sales and Other Operating Revenues' decreased $251 million or 25% in the second quarter of fiscal year 2002 and $285 million for the six-month period ending December 31, 2001. In the quarter, tobacco revenues were down by $267 million; lumber and building products revenues increased by $18 million; and agri-products revenues decreased by $2 million. The most important factor in the revenue decline has been the reduction in revenue caused by the shift in the United States to direct purchasing of tobacco leaf by manufacturers. The majority of the increase in revenue from the Company's lumber and building operations was due to the inclusion of sales from a newly acquired lumber subsidiary. Agri-product revenues have declined due to weaknesses in the tea and rubber businesses.

     Fiscal year 2002 segment operating income in the second quarter decreased by $3 million, or 4%, compared to the same period last year. The results for the six-month period were flat, compared to the comparable period last year. Tobacco earnings for the quarter were $1 million lower than the prior year's second quarter and $1 million higher than the prior year's six-month period. Tobacco earnings were higher for the quarter and for the six-month period before recognizing a $4.7 million charge related to the re-denomination of value added tax receivables in Argentina. Increased leaf shipments from South America, Africa, and Europe more than compensated for continued weakness in the United States. Acceleration of South American shipments in the second quarter and carryover shipments from Africa in the first quarter also benefited earnings during the period. Shipment volumes from those origins are expected to be lower during the remainder of fiscal year 2002. U. S. operations continued to experience higher costs incurred in staffing both contract receiving stations and the auction system, as well as a decline in green market service income, compared to the same period last year. Dark tobacco results were lower in the quarter and for the six months, reflecting reduced leaf volumes handled in the United States due to consolidation of manufacturers in the United States and a poor Connecticut wrapper crop. This was partially offset by higher volumes from Indonesia and Brazil due to favorable timing of shipments.

     Results of the Company's lumber and building products distribution operations in the quarter and for the six-month period were comparable to those of the prior year. Construction activity in the Netherlands appears to be slowing in concert with a deteriorating economic environment there. However, the Company is unable to determine at this time the effect, if any, on future earnings, nor can it predict the euro/dollar exchange rate, which may affect translation of euro earnings into dollars. Agri-products results were lower in both periods, as the improved performance of the confectionery seeds and nut import businesses did not completely offset weaknesses in tea, rubber, and canned meat markets. Management continues to believe that the Company's non-tobacco operations will perform well for the fiscal year. Interest expense decreased for the quarter and six-month period due to lower interest rates and lower borrowing levels. The Company's estimated effective tax rate in fiscal year 2002 declined slightly from the prior year's annual rate to 35%.

     Management continues to expect earnings of approximately $100 million for the full year.

Other Information regarding Trends and Management's Actions

     The Company's operating environment continues to be extremely challenging. Smaller Brazilian and Zimbabwean crops have impacted the quantities of tobacco handled in those origins, which will lower the volumes of leaf shipped during the remainder of the fiscal year. The outlook appears brighter in Brazil for the coming year, with the prospect of a record flue-cured harvest. This should provide increased sales opportunities in fiscal year 2003. The situation in Zimbabwe continues to be of great concern with reports of increased violence and land invasions in advance of the Presidential elections scheduled in March 2002. The flue-cured crop, which is now being harvested, is expected to be smaller than last year's. Current projections are for a flue-cured crop of 165 to 175 million kilos, compared to 202 million kilos last year and a normal base customer requirement of 180 to 190 million kilos. There is no certainty that such quantity will be successfully brought to market. However, assuming it is successfully marketed, the modest shortfall in Zimbabwe should be offset by larger crops in other African origins and in Brazil. Over the last several years, Zimbabwe has been an important source of tobacco for the Company representing between 14 and 18% of its continuing flue-cured and burley tobacco purchases. To the extent that the Company could not replace lost volumes of tobacco with tobacco from other sources, the Company's results of operations would suffer.

     The operating environment in the United States remains difficult as a result of reduced crops, uncompetitive leaf prices, and a high cost marketing system. Unfortunately, the U. S. outlook will not improve without major changes in the price support program, which do not appear likely. Therefore, the Company is moving to reduce costs, and to improve efficiency through the significant investments in plants and advanced technology announced last spring.

     The Company exports tobacco from Argentina through one or more subsidiaries and the recent government actions there could affect its operations in the future. The currency devaluation should provide benefits to exporters; however it, along with evolving governmental policies, could further jeopardize collection of value added tax receivables from the Argentine government. A Company subsidiary has an 11.5 million peso value added tax receivable that has been adjusted to market value of $6.8 million as it is was re-denominated from U.S. dollars by the Argentine government. In addition, as of December 31, 2001, the Company's subsidiaries have provided long-term loans to a supplier. The loans are secured by liens on real property, processing machinery and equipment and other assets of the supplier. Short-term export financing, which is secured by tobacco, is provided annually to suppliers. This financing is repaid through the export of tobacco. If U.S. dollar loans, which approximated $25 million at December 31, 2001, were to be re-denominated into Argentine pesos, they would be revalued quarterly at market exchange rates. For current year advances, such a change could affect the timing of Company's results from quarter to quarter and between its fiscal years.

     In 1998, the Company announced the formation of a joint venture, Socotab, LLC ("Socotab"), to deal in oriental tobaccos. It owns processing plants in Turkey, Greece, and Macedonia, as well as minority interests in two plants in Bulgaria. The Company owns 49% of the venture and thus recognizes its equity in the earnings of the venture, but does not consolidate its financial statements. Socotab generated $240 million in revenue during fiscal year 2001. Socotab is controlled by the venture partner, who has no other relationship to the Company, and the venture is intended to be a long-term partnership. The Company does not guarantee or provide other support for any obligations of Socotab. If the Company were to acquire the remaining interest in the venture as of December 31, 2001, the consolidated assets, net of cash, would increase by approximately $160 million and its total debt, net of cash, would increase by approximately $110 million.

     Readers are cautioned that the statements contained herein regarding expected earnings and expectations for the Company's performance are forward-looking statements based upon management's current knowledge and assumptions about future events, including anticipated levels of production and supply of the Company's products and services, costs incurred in providing these products and services, timing of shipments to customers, changes in market structure, and general economic, political, market and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro. Actual results, therefore, could vary from those expected. Reference is made to Items 1 and 7 and the Notes to the Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in Item 2 of this Form 10-Q.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

The Directorate General Competition of the European Commission ("DG IV") is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company's Spanish subsidiary, Tabacos Espanoles, S.A. ("TAES"), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have held joint negotiations with those associations.

TAES is cooperating fully with the DG IV in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly-structured market for green tobacco in Spain. Although the fine, if any, that the DG IV may assess on TAES could be material to the Company's earnings, the Company is not able to make an accurate assessment of the amount of any such fine at this time. The investigation is ongoing, and the Company believes that it is not appropriate to comment further on this matter at this time.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.          Exhibits

            12. Ratio of earnings to fixed charges.*

b.          Reports on Form 8-K.


            Report on Form 8-K filed on October 24, 2001, filing press release announcing first quarter earnings and expanding share repurchase program.

            Report on Form 8-K filed December 7, 2001, filing press release announcing increase in annual dividend.



            * - Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February  8, 2002                        UNIVERSAL CORPORATION
      -----------------               -------------------------------------
                                                    (Registrant)



                                      /s/ Hartwell H. Roper
                                      -------------------------------------
                                      Hartwell H. Roper, Vice President and
                                              Chief Financial Officer



                                      /s/ James A. Huffman
                                      -------------------------------------
                                          James A. Huffman, Controller
                                          (Principal Accounting Officer)