Form 10-Q
period 2002-03-31
UNIVERSAL CORP /VA/
filed 2002-05-06
CIK 102037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 2002
                     --------------

                                       OR

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From  _____________ to _____________


                          Commission file number  1-652
                                                 ------

                              UNIVERSAL CORPORATION
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             VIRGINIA                                  54-0414210
-------------------------------------   ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

 1501 North Hamilton Street, Richmond, Virginia                 23230
--------------------------------------------------   ---------------------------
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

                           Yes  X     No ________
                               ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date:

Common Stock, No par value - 26,167,983 shares outstanding as of May 2, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three and Nine Months Ended March 31, 2002 and 2001
(In thousands of dollars, except per share data)

                                                                   THREE MONTHS                  NINE MONTHS
                                                                2002           2001          2002          2001
                                                        ------------------------------------------------------------
Sales and other operating revenues                           $ 547,073     $  756,168   $  1,907,725   $  2,401,995

Costs and expenses
    Cost of goods sold                                         419,996        615,536      1,530,497      2,016,183
    Selling, general and administrative expenses                68,861         66,542        203,867        196,631
                                                        ------------------------------------------------------------

Operating Income                                                58,216         74,090        173,361        189,181
    Equity in pretax earnings of unconsolidated
      affiliates                                                 8,168          3,720          9,711          5,592
    Interest expense                                            11,577         14,982         37,495         47,090
                                                        ------------------------------------------------------------

Income before income taxes and other items                      54,807         62,828        145,577        147,683
    Income taxes                                                19,182         22,618         50,952         53,166
    Minority interests                                           2,511          4,343          4,091          5,823
                                                      --------------------------------------------------------------

Net Income                                                   $  33,114     $   35,867   $     90,534   $     88,694
--------------------------------------------------------------------------------------------------------------------

Earnings per common share                                    $    1.26     $     1.32   $       3.39   $       3.22
--------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                   $    1.26     $     1.31   $       3.38   $       3.20
--------------------------------------------------------------------------------------------------------------------

Retained earnings - beginning of period                                                 $    540,546   $    499,490
    Net income                                                                                90,534         88,694
    Cash dividends declared ($1.00 - 2002, $.95 -
      2001)                                                                                  (26,501)       (25,504)
    Purchase of common stock, net of shares issued                                           (38,242)       (32,527)
                                                                                        ----------------------------
Retained earnings - end of period                                                       $    566,337   $    530,153
--------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                                  March 31,              June 30,
                                                                   2002                   2001
                                                               -------------          ------------
ASSETS

Current
    Cash and cash equivalents                                  $    61,836            $   109,540
    Accounts receivable                                            248,173                330,146
    Advances to suppliers                                           92,788                 66,683
    Accounts receivable - unconsolidated affiliates                  7,675                  3,531
    Inventories - at lower of cost or market:
        Tobacco                                                    507,136                389,520
        Lumber and building products                                76,690                 78,945
        Agri-products                                               79,558                 80,168
        Other                                                       22,207                 26,176
    Prepaid income taxes                                            12,393                 17,683
    Deferred income taxes                                            8,030                  8,256
    Other current assets                                            18,252                 21,998
                                                               -----------------------------------
        Total current assets                                     1,134,738              1,132,646

Property, plant and equipment - at cost
    Land                                                            26,593                 26,523
    Buildings                                                      247,281                236,875
    Machinery and equipment                                        545,186                500,505
                                                               -----------------------------------
                                                                   819,060                763,903
        Less accumulated depreciation                              442,181                425,808
                                                               -----------------------------------
                                                                   376,879                338,095
Other
    Goodwill                                                       117,330                111,341
    Other intangibles                                               10,035                 12,191
    Investments in unconsolidated affiliates                        81,761                 78,860
    Deferred income taxes                                           38,795                 37,620
    Other noncurrent assets                                         89,838                 71,620
                                                               -----------------------------------
                                                                   337,759                311,632
                                                               -----------------------------------

                                                               $ 1,849,376            $ 1,782,373
--------------------------------------------------------------------------------------------------

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                             March 31,              June 30,
                                                               2002                   2001
                                                         ------------------     ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
  Notes payable and overdrafts                            $   175,840           $    190,776
  Accounts payable                                            249,239                241,607
  Accounts payable - unconsolidated affiliates                  2,720                  4,967
  Customer advances and deposits                               92,218                 96,166
  Accrued compensation                                         18,463                 22,020
  Income taxes payable                                         37,522                 23,789
  Current portion of long-term obligations                    120,335                  2,440
                                                         -----------------------------------
        Total current liabilities                             696,337                581,765

Long-term obligations                                         434,270                515,349

Postretirement benefits other than pensions                    39,213                 39,088

Other long-term liabilities                                    75,017                 59,351

Deferred income taxes                                           2,581                  6,380

Minority interests                                             27,883                 28,311

Shareholders' equity
  Preferred stock, no par value, authorized 5,000,000
   shares none issued or outstanding
  Common stock, no par value, authorized 100,000,000
   shares, issued and outstanding 26,194,083 shares
   (27,184,663 at June 30, 2001)                               84,016                 85,582
  Retained earnings                                           566,337                540,546
  Accumulated other comprehensive income                      (76,278)               (73,999)
                                                         -----------------------------------

         Total shareholders' equity                           574,075                552,129
                                                         -----------------------------------
                                                          $ 1,849,376           $  1,782,373
--------------------------------------------------------------------------------------------


See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2002 and 2001
(In thousands of dollars)

                                                                     2002                   2001
                                                                 ------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   90,534               $   88,694
  Adjustments to reconcile net income to net
   cash provided by operating activities                               49,000                   39,000
  Changes in operating assets and liabilities                         (51,238)                 (85,753)
                                                                 -------------------------------------
    Net cash provided by operating activities                          88,296                   41,941

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                           (79,000)                 (47,300)
  Purchase of business, net of cash acquired                          (14,000)                       -
  Sales of property, plant and equipment                                    -                    9,500
                                                                  ------------------------------------
    Net cash used in investing activities                             (93,000)                 (37,800)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term debt, net                                   (15,000)                (114,000)
  Repayment of long-term debt                                               -                 (120,000)
  Issuance of long-term debt                                           38,500                  295,000
  Purchases of common stock                                           (41,000)                 (35,100)
  Issuance of common stock                                              1,000                   10,000
  Dividends paid                                                      (26,500)                 (25,500)
                                                                 -------------------------------------
    Net cash provided (used) in financing activities                  (43,000)                  10,400

Net increase (decrease) in cash and cash equivalents                  (47,704)                  14,541
Cash and cash equivalents at beginning of year                        109,540                   61,395


CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   61,836               $   75,936
------------------------------------------------------------------------------------------------------

See accompanying notes.

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

All figures contained herein are unaudited.

1). Universal Corporation, with its subsidiaries (the "Company"), has seasonal operations in tobacco, lumber and building products, and agri-products. Therefore, the results of operations for the quarter and nine-months ended March 31, 2002, are not necessarily indicative of results to be expected for the year ending June 30, 2002. All adjustments necessary to state fairly the results for such periods have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year's presentation.

2). Contingent liabilities: The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries. The Company's exposure around the world varies seasonally and is affected by the method of funding working capital and the speed of shipment. In addition, certain subsidiaries provide guarantees that ensure that value-added taxes will be repaid if the crops are not exported. At March 31, 2002, total exposure under guarantees issued for banking facilities of Brazilian farmers was approximately $67 million. Other contingent liabilities approximate $22 million. The Company considers the possibility of significant loss on any of these guarantees to be remote. The Company's Brazilian subsidiaries have been notified by the tax authorities of proposed adjustments to income tax returns filed in prior years. The total proposed adjustments, including penalties and interest, approximate $18 million. The Company believes the Brazilian tax returns filed were in compliance with the applicable tax code. The numerous proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Although the Company does not expect any significant impact on fiscal year 2002 earnings, if the political situation in Zimbabwe were to deteriorate significantly, the Company's ability to recover its assets there could be impaired. The Company's equity in the net assets of its subsidiaries in Zimbabwe was approximately $45 million at March 31, 2002.

     The Company exports tobacco from Argentina through one or more subsidiaries and the recent government actions there could affect its operations in the future. The currency devaluation should provide benefits to exporters; however it, along with evolving governmental policies, could further jeopardize the value of assets in that country. Company subsidiaries had approximately $30 million of such assets as of March 31, 2002 before considering a $4.7 million charge, which was recorded in the Company's second fiscal quarter. In addition, the Company has $5 million in peso-denominated liabilities.

     The Directorate General Competition of the European Commission (DG Comp) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company's Spanish subsidiary, Tabacos Espanoles, S.A. ("TAES"), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly-structured market for green tobacco in Spain. Although the fine, if any, that the DG Comp may assess on TAES could be material to the Company's earnings, the Company is not able to make an accurate assessment of the amount of any such fine at this time.

3). On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The adoption of these standards did not have a material impact on the quarterly consolidated financial position or results of operations for the Company.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial statements.

4). During fiscal years 2000 and 2001, the Company adopted restructuring plans with a total cost of $19.7 million. During the three- and nine-month periods ended March 31, 2002, the Company made $400 thousand and $4.3 million in cash payments to 46 and 243 employees, respectively. No additional restructuring costs were recorded during the quarter. The remaining liability for severance payments as of March 31, 2002, was $2.1 million and will be paid during fiscal years 2002 and 2003.

5). The following table sets forth the computation of earnings per share and diluted earnings per share.

                                                           THREE MONTHS                      NINE MONTHS
Periods ended March 31,                                2002            2001             2002             2001
-------------------------------------------------------------------------------------------------------------------
Net income (in thousands of dollars)           $     33,114        $     35,867     $     90,534   $      88,694
                                              ---------------------------------------------------------------------

Denominator for earnings per share:
     Weighted average shares                     26,303,870          27,267,852       26,683,863      27,586,075

Effect of dilutive securities:
     Employee stock options                          69,969             163,348          105,956          89,520
                                              ---------------------------------------------------------------------
Denominator for diluted earnings per share
                                                 26,373,839          27,431,200       26,789,819      27,675,595
                                              ---------------------------------------------------------------------

Earnings per share                             $       1.26        $       1.32     $       3.39   $        3.22
-------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                     $       1.26        $       1.31     $       3.38   $        3.20
-------------------------------------------------------------------------------------------------------------------


6).   Comprehensive Income:


                                                      THREE MONTHS                       NINE MONTHS
Periods ended March 31,                           2002            2001              2002            2001
--------------------------------------------------------------------------------------------------------------
(in thousands of dollars)

Net income                                    $  33,114       $   35,867        $  90,534       $  88,694

Foreign currency translation adjustment          (4,464)          10,948           (2,279)          1,022
                                            ------------------------------------------------------------------

Comprehensive income                          $  28,650       $   46,815        $  88,255       $  89,716
--------------------------------------------------------------------------------------------------------------

7). Segments are based on product categories. The Company evaluates performance based on segment operating income including equity in pretax earnings of unconsolidated affiliates.

                                                 THREE MONTHS                      NINE MONTHS
Periods ended March 31,                      2002            2001             2002             2001
-------------------------------------------------------------------------------------------------------
(in thousands of dollars)
SALES AND OTHER OPERATING REVENUES
    Tobacco                             $   331,143     $   522,828      $  1,197,780   $   1,683,149
    Lumber and building products            120,727         118,882           387,544         371,582
    Agri-products                            95,203         114,458           322,401         347,264
                                      -----------------------------------------------------------------
        Consolidated total              $   547,073     $   756,168      $  1,907,725   $   2,401,995
-------------------------------------------------------------------------------------------------------

OPERATING INCOME
    Tobacco                             $    63,792     $    75,734      $    169,797   $     180,925
    Lumber and building products              4,714           4,181            18,407          17,931
    Agri-products                             2,985           3,663            10,313          11,473
-------------------------------------------------------------------------------------------------------
        Total                                71,491          83,578           198,517         210,329
Less:
    Corporate expenses                        5,107           5,768            15,445          15,556
    Equity in pretax earnings of
    unconsolidated affiliates                 8,168           3,720             9,711           5,592
                                      -----------------------------------------------------------------
        Consolidated total              $    58,216     $    74,090      $    173,361   $     189,181
-------------------------------------------------------------------------------------------------------


8). Depreciation and amortization for the three- and nine-month periods are as follows:

                                                  THREE MONTHS                      NINE MONTHS
Periods ended March 31,                       2002            2001             2002             2001
-------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Depreciation                              $ 13,326       $  11,416         $  36,803       $  32,534
                                       ----------------------------------------------------------------

Amortization                              $  1,192       $   1,880         $   3,745       $   5,720
-------------------------------------------------------------------------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

Working capital at March 31, 2002, was $438 million compared to $551 million at June 30, 2001. The decrease in working capital was the result of an increase in current liabilities of $115 million, primarily due to the reclassification of maturing debt to current liabilities. In the United States, tobacco working capital needs are normally at their lowest point at June 30. Tobacco inventories increase during the nine-month period in Africa and the United States, as tobacco is purchased from farmers and at auction. The purchased tobacco is financed with cash, notes payable and customer deposits. The mix of notes payable and customer advances is dependent upon both the Company's and its customers' borrowing capabilities, interest rates, and exchange rates. The Company does not purchase material quantities of tobacco on a speculative basis; thus the increase in inventory represents primarily tobacco that has been committed to customers.

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

On October 23, 2001, the Board of Directors increased the Company's authority to repurchase its common shares by $150 million. The purchase programs, which began in 1998, provide for purchases of up to $450 million worth of the Company's common stock. As of March 31, 2002, the Company had purchased, pursuant to these programs, an aggregate of 10.5 million shares of Universal common stock for approximately $293 million.

On April 11, 2002, the Company entered into $295 million in new revolving credit facilities. The facilities replaced those totaling $225 million, which the Company terminated on that date. These facilities are intended to support short-term borrowings, including the issuance of commercial paper. Under its terms, each facility may be extended to, or matures on April 11, 2004.

On December 28, 2001, one of the Company's subsidiaries entered into a secured, multi-draw, $75 million term loan facility. This financing was put in place to fund the previously announced construction of a new factory in Nash County, North Carolina and the upgrade of an existing plant in Danville, Virginia. The facility is guaranteed by the Company and is secured by assets of the projects. It matures on December 28, 2007, and under some conditions, the subsidiary can exercise an extension option for an additional four years. The Company had borrowed $30 million under the loan facility as of March 31, 2002. Long-term obligations decreased during the nine months due to the reclassification of $120 million in maturing debt to current liabilities.

Management believes that the liquidity and capital resources of the Company at March 31, 2002, remain adequate to support the Company's foreseeable operating needs.

Results of Operations
---------------------

`Sales and Other Operating Revenues' decreased $209 million or 28% in the third quarter of fiscal year 2002 and $494 million for the nine-month period ending March 31, 2002. In the quarter, tobacco revenues were down by $192 million; and agri-products revenues decreased by $19 million. Last year's revenue included the value of tobacco purchased at auction in the United States; a number of U.S. manufacturers are now purchasing tobacco directly from farmers. Revenue for the third quarter of fiscal year 2002 also reflects smaller crops in Africa and Brazil this year as well as differences in shipment timing. Agri-products revenues have declined due to weaknesses in the tea and rubber markets.

Fiscal year 2002 segment operating income in the third quarter and nine-month period decreased by $12 million, compared to the same period last year. Tobacco earnings for the quarter were $12 million lower than the prior year's third quarter and $11 million lower than the prior year's nine-month period. Tobacco results were lower in the quarter primarily due to a significant decline in shipments from Zimbabwe compared to last year's third quarter and the continuing impact of higher costs and the change in the marketing system in the United States. Zimbabwe's crop was smaller this year and shipments to customers last year were more concentrated in the third and fourth quarters. For the nine-month period, shipments from Africa were ahead of last year's pace with larger volumes from Malawi compensating for the lower shipments from Zimbabwe. Volumes from Brazil's smaller crop were also lower in the quarter but are up for the nine-month period due to strong shipments in the first half of the year. Oriental leaf volumes were higher in both periods while lower cigar filler sales reduced dark tobacco results for the quarter and the nine months.

In the non-tobacco area, lumber and building products operations continue to perform well despite declines in the euro exchange rate compared to last year and despite signs of a significant drop in construction activity in the Netherlands. Agri-products results continued to suffer from unfavorable market conditions for rubber, sunflower seeds and tea.

Interest expense decreased for the quarter and nine-month period due to lower interest rates and lower borrowing levels. The Company's estimated effective tax rate in fiscal year 2002 declined slightly from the prior year's annual rate to 35%.

The economic, financial and political situation in Argentina remains chaotic, and it is unclear at this time how future developments there might affect the value of the Company's Argentine assets. However, at this time, management's best estimate is for net earnings of about $100 million for the full fiscal year.

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk, and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to generally accepted accounting principles, and are consistently applied. The Company's most critical accounting estimates and assumptions are in the following areas:

Inventories

         The Company writes down inventory for changes in market value based upon assumptions related to future demand and market conditions. If actual demand or market conditions are less favorable that those projected by management, additional inventory write downs may be required.

Intangible Assets

         The Company reviews the carrying value of goodwill annually utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions, could result in an impairment charge.

Income Taxes

         The Company, through its subsidiaries, is subject to the tax laws of many jurisdiction. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated taxes. In addition, the Company makes assumptions regarding the future utilization of foreign tax credits, alternative minimum tax credits and tax loss carryforward. These assumptions could be affected by changes in future taxable income and its sources and changes in US or foreign tax laws or rates. The effective tax rate for the Company could be impacted by changes in these assumptions.

Pension Plans and Post Retirement Benefits

         Pension and other post-retirement plans' costs require the use of assumptions for discount rates, investment returns, projected salary increases and benefits, mortality rates, and health care cost trend rates. The actuarial assumptions used in the Company's pension reporting are reviewed annually and compared with external benchmarks to ensure that they accurately account for the Company's future pension obligations. See note 6 of the Company's Annual Report on Form 10-K for the year ended June 30, 2001, for a discussion of these assumptions and how a change in certain of these assumptions could affect the Company's earnings.

Other Information regarding Trends and Management's Actions
-----------------------------------------------------------

The months ahead will continue to be challenging. While supply and demand conditions in world tobacco markets appear to have improved, the Company remains concerned about the impact of the continuing political and economic uncertainty in Zimbabwe on the future viability of the tobacco industry in that country. The position of the United States as a supplier of quality tobacco also continues to erode due to structural problems and non-competitive prices. On the other hand, the Brazilian market, where a record flue-cured crop is now being processed and sold, and developments in a number of African tobacco producing countries appear to provide good opportunities for the future. The Company's lumber and building products companies will face challenges in the months ahead due to a slackening of economic activity in Holland and the recent sharp decline in new construction. The impact of this decline has so far been buffered somewhat by maintenance of good sales volumes in the building renovation and the do-it-yourself sectors. Markets for agri-products remain difficult.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated and Southwestern Tobacco Company, Incorporated, which are subsidiaries of Universal Corporation (the "Company Subsidiaries"), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the "DeLoach Suit"). The DeLoach Suit is a purported class action brought on behalf of U.S. tobacco growers and quota holders that alleges that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. On April 3, 2002, the District Court issued an opinion and order certifying the class. The Company Subsidiaries have petitioned the U.S. Court of Appeals for the Fourth Circuit for appeal of the class certification pursuant to Rule 23(f) of the Federal Rules of Civil Procedure, and are awaiting the court's response to that petition. Regardless of the outcome of such petition and any consequent appeal, the Company Subsidiaries intend to vigorously defend the DeLoach Suit. The suit is still in its initial stages, and at this time no estimate of the impact on the Company that could result from an unfavorable outcome at trial can be made.

The Directorate General Competition of the European Commission ("DG Comp") is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company's Spanish subsidiary, Tabacos Espanoles, S.A. ("TAES"), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of Spanish farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly-structured market for green tobacco in Spain. Although the fine, if any, that the DG Comp may assess on TAES could be material to the Company's earnings, the Company is not able to make an accurate assessment of the amount of any such fine at this time.

The Company is also aware that the DG Comp is investigating certain aspects of the tobacco leaf markets in Italy. The Company has a subsidiary, Deltafina, S.p.A., that buys and processes tobacco in Italy. The Company does not believe that the DG Comp investigation in Italy will result in penalties being assessed against it or its subsidiaries that would be material to the Company's earnings.

ITEM 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

               12. Ratio of Earnings to Fixed Charges *

         b.    Reports on Form 8-K

               Report on Form 8-K dated January 18, 2002, reporting investigation by European Union Competition Directorate of Spanish tobacco processors including the Company's subsidiary.

               Report on Form 8-K dated February 8, 2002, filing press release announcing second quarter earnings and press release announcing quarterly dividend.

               Report on Form 8-K dated February 20, 2002, filing Fixed Rate Note due on February 15, 2007.

   * - Filed herewith

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 6, 2002                        UNIVERSAL CORPORATION
      -----------             ---------------------------------------------
                                             (Registrant)



                                         /s/ Hartwell H. Roper
                               ---------------------------------------------
                                    Hartwell H. Roper, Vice President and
                                         Chief Financial Officer



                                         /s/ James A. Huffman
                               ---------------------------------------------
                                             James A. Huffman, Controller
                                             (Principal Accounting Officer)