Form 10-K
period 2002-06-30
UNIVERSAL CORP /VA/
filed 2002-09-16
CIK 102037

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission file number 1-652

UNIVERSAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-0414210 (I.R.S. Employer Identification Number)

1501 North Hamilton Street, Richmond, Virginia 23230 (Address of principal executive offices)	804-359-9311 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by “X” mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  No

Indicate by “X” mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $1 billion and the total number of shares of common stock outstanding was 25,901,554 at September 12, 2002.

INFORMATION INCORPORATED BY REFERENCE

Certain information contained in the September 20, 2002 Proxy Statement for the Annual Meeting of Shareholders of registrant is incorporated by reference into Part III hereof.

PART I

Item 1.    Business

A.    The Company

Universal Corporation (which together with its subsidiaries is referred to herein as “Universal” or the “Company”) is the world’s largest independent leaf tobacco merchant and has additional operations in agri-products and the distribution of lumber and building products. Universal’s tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended June 30, 2002, tobacco operations accounted for 62% of revenues and 85% of segment operating income. In fiscal year 2002, Universal’s agri-product operations accounted for 17% of revenues and 5% of segment operating income. Lumber and building products accounted for 21% of revenues and 10% of segment operating income in the same period. See Note 10 of “Notes to Consolidated Financial Statements” for additional business segment and geographical information.

The Company has adopted a business strategy that includes several key objectives.

•	Management believes that it is essential that the Company operate as one entity worldwide with strong local management in major leaf tobacco source markets.

•
In order to achieve growth in the current market for leaf tobacco, the Company will continue to foster strategic alliances with its customers to the benefit of both parties. These alliances with major manufacturers are, in management’s opinion, especially appropriate to the leaf tobacco industry where volume is a key factor in long-term profitability. Alliances also permit the optimization of the Company’s inventory levels to reduce risk of loss during market downturns by enabling the Company to buy only the tobacco that a customer has indicated it wants.

•	Management will focus on increasing market share in traditional tobacco growing areas while continuing to find sources of export quality tobacco.

•
The Company will strive to maintain diversified sources of leaf tobacco supply to minimize reliance on any one area. Historically, North America, South America, and Africa each have provided between approximately 20% and 30% of the aggregate volume of flue-cured and burley tobacco that Universal handles.

•
The Company will strive to maintain a large presence in the major exporting markets for flue-cured and burley tobaccos in order to properly supply its customers, many of whom are large manufacturers. Universal has usually purchased between 25% and 30% of such Brazilian tobaccos; between 30% and 40% of such Zimbabwe tobacco; and between 40% and 50% of Malawi’s burley tobacco. These percentages can change from one year to another with the size, price, and quality of the crops. The Company also has a major processing presence in the United States and normally processes between 35% and 45% of the flue-cured and burley tobacco.

•	Management will strive to maintain the Company’s financial strength including its current “investment grade” rating by Moody’s Investor Service (Baa1) and Standard & Poor’s (A–).

•	The Company will continue to develop its non-tobacco businesses in niche markets where it can add value and be a market leader.

For a discussion of the impact of current trends on the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions.”

B.    Description of Tobacco Business

General

Universal’s tobacco business includes selecting, buying, shipping, processing, packing, storing, and financing leaf tobacco in tobacco growing countries for sale to, or for the account of manufacturers of tobacco products throughout the world. Universal does not manufacture cigarettes or other consumer tobacco products. Most of the Company’s tobacco revenues are derived from sales of processed tobacco and from fees and commissions for specific services.

The Company’s tobacco sales consist primarily of flue-cured and burley tobaccos, which, along with oriental tobaccos, are the major ingredients in American-blend cigarettes. The Company participates in the sale of oriental tobacco through ownership of a 49% equity interest in what management believes to be the largest oriental tobacco leaf merchant in the world, Socotab, L.L.C. According to industry sources, worldwide cigarette production increased, on average, about 0.5% per year during the ten years that ended in 2001. During the same ten-year period, American-blend cigarette production increased 1.1% per year, a faster rate than total world production, as multinational manufacturers expanded their total market share. Management believes that American-blend consumption will continue to increase as a percent of the world total, but the benefits of the increase in consumption of American-blend may be offset by any general decline in cigarette consumption. For a discussion of the impact of current trends on the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions.”

Processing of leaf tobacco is an essential service to the Company’s customers, the tobacco product manufacturers, because tobacco is a perishable commodity. The Company’s processing of leaf tobacco includes grading in the factories, blending, quality picking, separation of leaf lamina from the stems, drying, and packing to precise moisture targets for proper aging. Accomplishing these tasks in accordance with customer specifications requires skill and investment in plants and machinery.

Universal believes it has a leading presence as purchaser and processor in the major exporting origins for flue-cured tobacco, Brazil and Zimbabwe, and for burley tobacco, Malawi and Brazil. The Company also has a major presence in the United States in processing flue-cured and burley tobacco. In addition, Universal maintains a presence, and in certain cases, a leading presence, in virtually all other tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its broad market presence, its development of processing equipment and technologies, its financial position, its ability to meet customer demand, and its long-standing relationships with customers. For a description of the factors that may affect Universal’s operating revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.” Universal also has a leading position in worldwide dark tobacco markets. Its dark tobacco operations are located in the major producing countries (i.e., the United States, the Dominican Republic, Indonesia, and Brazil) and other markets. Dark tobaccos are typically used in the manufacture of cigars, pipe tobacco, and smokeless tobacco products.

Sales are made by Universal’s sales force and, to a lesser degree, through the use of commissioned agents. Most customers are long-established tobacco product manufacturers.

Universal purchases tobaccos in the United States directly from farmers under contract and is represented by its buyers on selected U.S. auction markets for flue-cured, light air-cured (burley and Maryland), air-cured, dark fired, and dark air-cured tobaccos. The Company sells processed U.S. tobacco to several foreign cigarette manufacturers. The Company also processes U.S. flue-cured and burley tobacco for Philip Morris Incorporated pursuant to a ten-year contract executed in May of 2001.

In the United States, flue-cured and burley tobacco crops were traditionally sold at public auction, but these markets have undergone a fundamental change in recent years. The U.S. Department of Agriculture has reported that, during the Company’s fiscal year 2002, approximately 81% of U.S. flue-cured tobacco and approximately 66% of the U.S. burley tobacco crops were sold pursuant to contracts with farmers. Management expects that comparable portions of those crops will be sold under contract for the foreseeable future. Under the current U.S. contract system, purchasers generally buy a farmer’s entire tobacco crop. The shift to contract purchasing in the United States has changed the risk characteristics of the U.S. flue-cured and burley tobacco markets for the Company by increasing the possibility of accumulation of inventories of grades of tobacco that its customers do not desire. See “Management Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management Actions.”

The export market for U.S. tobacco continues to decline. The price of U.S. flue-cured and burley tobacco is supported under an industry-funded federal government program that also restricts tobacco production through a quota system. The price support system has caused U.S. grown tobacco to be much more expensive than most non-U.S. tobacco, resulting in a declining trend in exports. Other factors affecting the competitive position of U.S. tobacco in the world market include the efficiency of the marketing system, relative costs of production, and relative leaf quality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Universal conducts its tobacco business in varying degrees in a number of foreign countries, including Argentina, Belgium, Brazil, Canada, Colombia, the Dominican Republic,

France, Germany, Greece, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People’s Republic of China, the Philippines, Poland, Portugal, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, Uganda, the United Kingdom, Zambia, and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Greece, Macedonia, and Turkey.

In a number of countries, including Argentina, Brazil, Guatemala, Hungary, Italy, Mozambique, Mexico, Tanzania, United States, and Zambia, Universal contracts directly with tobacco farmers, in some cases before harvest, and thereby takes the risk that the delivered quality and quantity will meet market requirements. In some countries, Universal also provides agronomy services and crop advances of or for seed, fertilizer, and other supplies. Tobacco in Zimbabwe, Malawi, Canada, and to a certain extent, India and the United States, is purchased under an auction system. The Company has substantial capital investments in South America, particularly Brazil, and sub-Saharan Africa, and the performance of its operations in these regions can materially affect the Company’s earnings from tobacco operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results – Tobacco Businesses.”

Universal’s foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, Universal has advanced substantial sums, has guaranteed local loans, or has guaranteed lines of credit in substantial amounts for the purchase of tobacco. Most tobacco sales are denominated in U.S. dollars, thereby reducing the Company’s foreign currency exchange risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Recent Developments and Trends; Factors that May Affect Future Results

For a discussion of recent developments and trends in, and factors that may affect, the Company’s tobacco business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonality

Universal’s tobacco operations are seasonal in nature. Farmers begin to sell U.S. flue-cured tobacco in the third week of July and the marketing season lasts for approximately four months. U.S. burley tobacco farmers deliver their crop from late November through mid-February. Tobacco in Brazil is usually purchased from January through May. The markets in Zimbabwe and Malawi generally open around April and continue into the fall. These different marketing periods reduce the overall seasonality of the Company’s tobacco business.

Universal normally operates its processing plants for approximately seven to nine months of the year. During this period, inventories of green tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly short-term notes payable to banks, commercial paper, and customer advances, are means of financing this expansion of current assets and normally reach their peak in this period. The Company’s balance sheet at its fiscal year end, June 30, normally reflects seasonal expansions in working capital in South America, Central America, and Western Europe.

Customers

A material part of the Company’s tobacco business is dependent upon a few customers. For the year ended June 30, 2002, each of Philip Morris Companies and Japan Tobacco Inc., including its respective affiliates, accounted for more than 10% of the Company’s revenues. The loss of, or substantial reduction in business from, either of these customers would have a material adverse effect on the Company. The Company has long standing relationships with these two customers.

Universal had orders from customers in excess of $390 million for its tobacco inventories at June 30, 2002. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the fiscal year ending June 30, 2003. Typically, delays in the delivery of orders result from changing customer requirements.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the firm’s ability to satisfy customer specifications in the buying, processing, and financing of tobacco as well as the price charged for products and services. Universal has a worldwide buying organization of tobacco specialists and many processing plants equipped with our latest technology for tobacco processing, which, management believes, give it a competitive edge. See “Properties.” Competition varies depending on the market or country involved. The number of competitors in foreign markets varies from country to country, but there is competition in all areas to buy the available tobacco. The Company’s principal competitors are DIMON Incorporated and Standard Commercial Corporation. In addition, British American Tobacco p.l.c., a multi-national tobacco product manufacturer, has subsidiaries that compete with the Company in some markets. Of the independent leaf tobacco industry competitors, Universal believes that it holds the largest worldwide market share.

C.    Description of Agri-Products Business

The Company’s agri-products business involves the selecting, buying, shipping, processing, storing, financing, distributing as well as importing and exporting of a number of products, including tea, rubber, sunflower seeds, nuts, dried fruit, and canned and frozen foods.

The emphasis of the Company’s agri-products business is on value-adding activities and trading of physical products in markets where a service can be performed in the supply system from the countries of origin to the consuming industries. In a number of countries, long-standing sourcing arrangements for certain products or value-adding activities through modern processing facilities for tea and sunflower seeds contribute to the stability and profitability of the business. Seasonal effects on trading are limited.

The Company provides various products to numerous large and small customers in the retail food and food packaging industry and in the rubber and tire manufacturing industry. Generally, there are no formal, continuing contracts with these customers, although business relationships may be long standing. No single customer accounts for 10% or more of the Company’s consolidated agri-products revenues.

Competition among suppliers in the agricultural products in which Universal deals is based on price as well as the ability to meet customer requirements in product quality, buying, processing, financing, and delivery. The number of competitors in each market varies from country to country, but there is competition for all products and markets in which the Company operates. Some of the main competitors are: Agway, Akbar Brothers, Centrotrade, Cargill, Dahlgren, Ennar, Global, Kaytee, Pennington, Metallgeschellschaft/SAFIC Alcan, Stassens, STT/Wurfbain, Universal Tea, and UTT (Unilever).

For a discussion of recent developments and trends in, and factors that may affect, the Company’s agri-products business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

D.    Description of Lumber and Building Products Business

The Company is engaged in the lumber and building products distribution business in the Netherlands, Belgium and other countries in Europe. The majority of lumber products are purchased outside the Netherlands, principally in North America, Scandinavia, Europe, and the Far East.

The Company’s lumber and building products business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. In addition, some lumber and building products, such as garden timber, are seasonal by their nature. The business is also subject to exchange risks and other normal market and operational risks associated with lumber operations centered in Europe, including general economic conditions in the countries where the Company is located and related trends in the building and construction industries.

The Company’s sales activities in this segment are conducted through three business units: regional sales, wholesale sales, and industrial sales. The regional sales unit distributes and sells lumber and related building products through a network of regional outlets, mainly to the building and construction market. The wholesale business unit supplies lumber merchants, ceiling and wall contractors, and do-it-yourself/garden center chains with a wide range of lumber-related products, including panel products, ceiling tiles, doors and a number of outdoor living products including garden timber and garden houses. The industrial sales unit primarily distributes value-added softwood products and window frames to the prefabrication and construction industries.

The Company carries inventories to meet customer demands for prompt delivery. The level of inventories is based on a balance between providing service and continuity of supply to customers and achieving the highest possible inventory turns. It is traditional business practice in this industry to insure most accounts and notes receivable against uncollectibility for the majority of the amount owed. The Company generally does not provide extended payment terms to its customers. No single customer accounts for 10% or more of the Company’s consolidated lumber and building products revenues.

The Company’s lumber and building products sales in fiscal year 2002 accounted for approximately 20% of the total market volume in the Netherlands. That share is similar to the market share of its largest competitor, Pont-Eecen N.V. Ten additional competitors accounted for approximately 30% of the market in this period, and the balance was held by approximately 200 smaller competitors. The primary factors of competition are quality, price, customer relationship, product range, and speed and reliability of logistic systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system, and its efficient logistics give it a competitive advantage in the Netherlands. The Company’s share of the highly fragmented Belgian lumber and building products market was approximately 3% in fiscal year 2002. For a discussion of recent developments and trends in, and factors that may affect, the Company’s lumber and building products business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

E.    Employees

The Company employed over 26,000 employees throughout the world during the fiscal year ended June 30, 2002. This figure is estimated because the majority of the Company’s personnel are seasonal employees.

Universal believes that in the United States approximately 500 of the non-salaried employees of its consolidated tobacco subsidiaries are represented by unions. Most of these are seasonal employees. The Company believes that its labor relations have been good.

F.    Research and Development

No material amounts were expended for research and development during the fiscal years ended June 30, 2002, 2001, and 2000.

G.    Patents, etc.

The Company holds no material patents, licenses, franchises, or concessions.

H.    Government Regulation, Environmental Matters and Other Matters

The Company’s business is subject to extensive governmental regulation in the United States and in foreign jurisdictions where the Company conducts business. Such regulation includes, but is not limited to, matters relating to environmental protection. To date, governmental provisions regulating the discharge of material into the environment have not had a material effect upon the capital expenditures, earnings, or competitive position of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results” for a discussion of government regulation and other factors that may affect the Company’s business.

Item 2.    Properties

Universal owns the land and building located at 1501 North Hamilton Street in Richmond, Virginia, where it is headquartered. The building contains approximately 83,000 square feet of floor space, which is more than adequate for the Company’s needs.

In its domestic tobacco processing operations, Universal currently owns and operates two large, high volume plants that have the capacity to thresh, separate, grade, and redry tobacco. One of these plants is located in Wilson, North Carolina, and one plant is in Danville, Virginia. A processing plant in Henderson, North Carolina, was closed near the end of fiscal year 2002 and another plant in Lexington, Kentucky was closed during fiscal year 2001. The Company is upgrading and converting its Oxford, North Carolina, processing plant to provide services for Phillip Morris Incorporated. The Company has recently completed a project in its Danville, Virginia, processing facility that modernized the plant and increased its processing capacity by approximately 75%. The plant is currently in start-up phase. The Company is also in the process of building a new processing facility in Nash County, North Carolina, that is expected to be completed in the summer of 2003. In the opinion of management, both of these projects employ the latest processing technology. When the Nash County facility is operating, the Company will close the Wilson, North Carolina facility. As a result of these closures and other U.S. consolidation measures, the Company recognized $7.5 million in charges in fiscal year 2002.

Management believes that the improvements to the Danville, Virginia, facility and building of the Nash County facility (together, the “U.S. Processing Project”) were required to meet customer specifications with efficiencies that were not attainable in the Company’s older domestic facilities. The decision to proceed with the U.S. Processing Project, which is expected to cost over $130 million, was made in conjunction with the Company’s execution of a ten-year processing agreement with Philip Morris Incorporated in May of 2001. The U.S. Processing Project is primarily being funded by internal cash flow and by a loan secured by the machinery in the Danville facility and the real estate and equipment in the Nash County facility.

The Company owns processing facilities in the following foreign countries: two processing plants in each of Brazil, Italy, and Malawi and one processing plant in Canada, Hungary, the Netherlands, Tanzania, Poland, and Zimbabwe. In addition, the Company owns interests in a processing plant in Guatemala and in Mexico and has access to processing plants in Argentina, India, the Philippines, the People’s Republic of China, South Africa, Uganda, and Zambia. Socotab, L.L.C., a joint venture in which Universal owns a minority interest, owns two oriental tobacco processing plants in Turkey, one in Greece, one in Macedonia, and a storage complex in the United States. In addition, Socotab, L.L.C. owns minority interests in two processing plants in Bulgaria. Socotab, L.L.C. completed the plant in Greece in fiscal year 2002 and is currently building a new factory in Bulgaria to be completed in fiscal year 2003.

The facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. In addition, Universal operates plants in Pennsylvania, Virginia, the Dominican Republic, Colombia, Germany, Indonesia, and Brazil that process tobacco used in making cigar, pipe, and smokeless products.

Universal also owns or leases tobacco receiving stations, packaging stations, and warehouse space in tobacco-growing states of the United States and abroad. The Company believes that the properties currently utilized in its tobacco operations are maintained in good operating condition and are suitable and adequate for their purposes at the Company’s current sales levels.

The Company’s agri-products subsidiaries own and operate a tea blending plant in the Netherlands; a tea warehouse and office in Sri Lanka; a bean processing plant in Park Rapids, Minnesota; and a small grain processing facility in Zevenbergen, the Netherlands. Sunflower seed processing plants are also owned and operated in Lubbock, Texas; Fargo, North Dakota; and Colby, Kansas. The latter facility is financed in part through a governmental industrial development authority bond. The Company has leased agri-products trading facilities around the world, including locations in the United States, United Kingdom, Egypt, Indonesia, Kenya, Canada, Poland, Russia, and Malawi.

The lumber and building products business owns or leases 44 sales outlets and/or distribution facilities in the Netherlands and five facilities in Belgium. Most of these locations are owned. In the Netherlands, the Company also owns a facility for large scale sawing, planing and finger jointing of softwood products, and a manufacturing facility for building components. The Company also leases facilities for the processing of garden timber and production of garden houses in the Netherlands, Hungary and Poland. For the sale of these particular products, the Company owns and leases offices in France, Germany, Spain, and Austria.

Item 3.    Legal Proceedings

On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated and Southwestern Tobacco Company, Incorporated, which are subsidiaries of Universal Corporation (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys’ fees and costs of litigation. On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying the class. The Company Subsidiaries petitioned the U.S. Court of Appeals for the Fourth Circuit for appeal of the class certification pursuant to Rule 23(f) of the Federal Rules of Civil Procedure, and the petition was denied. The

Company Subsidiaries intend to vigorously defend the DeLoach Suit. The suit is still in its initial stages, and at this time no estimate of the impact on the Company that could result from an unfavorable outcome at trial can be made.

The Directorate General—Competition of the European Commission (“DG Comp”) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company’s Spanish subsidiary, Tabacos Espanoles, S.A. (“TAES”), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly-structured market for green tobacco in Spain. Although the fine, if any, that the DG Comp may assess on TAES could be material to the Company’s earnings, the Company is not able to make an accurate assessment of the amount or timing of any such fine at this time.

The Company is also aware that the DG Comp is investigating certain practices of the tobacco leaf merchants in Italy. The Company has a subsidiary, Deltafina, S.p.A., that buys and processes tobacco in Italy. The Company does not believe that the DG Comp investigation in Italy will result in fines being assessed against it or its subsidiaries that would be material to the Company’s earnings.

Item 4.    Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2002, there were no matters submitted to a vote of security holders.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UVV.” The following table sets forth the high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based upon published financial sources, and the dividends declared on each share of Common Stock for the quarter indicated.

		First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2002
Cash dividends declared:		$.32	$.34		$.34	$.34
Market price range:	High	43.05	37.54		39.45	43.00
	Low	33.37	31.74		34.90	36.01
2001
Cash dividends declared:		$.31	$.32		$.32	$.32
Market price range:	High	29.88	35.88		39.43	41.30
	Low	20.63	27.00		31.19	36.99
2000
Cash dividends declared:		$.30	$.31	$	. 31	$.31
Market price range:	High	31.00	26.50		23.94	24.81
	Low	25.13	20.75		13.56	16.00

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition, and capital requirements of the Company. Under certain of its credit facilities, the Company must meet financial covenants relating to minimum tangible net worth, minimum working capital, and maximum levels of long-term debt. If the Company were not in compliance with these covenants, they would restrict the Company’s ability to pay dividends or repurchase shares of common stock under the Company’s repurchase plans. The Company was in compliance with all such covenants at June 30, 2002. Management does not believe the terms of these credit facilities will limit the Company’s ability to pay cash dividends or repurchase shares of common stock. At September 12, 2002, there were 2,457 holders of record of the Company’s Common Stock.

Item 6.    Selected Financial Data

Comparison of Selected Financial Data for the Five Years Ended June 30, 2002

	For the Years Ended June 30
	2002	2001	2000	1999	1998
	(in thousands except per share data, ratios and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,500,078	$3,017,579	$3,405,987	$4,004,903	$4,287,204
Net income	$106,662	$112,669	$113,805	$127,276	$141,258
Return on beginning common shareholders’ equity	19.3%	22.6%	21.1%	23.2%	30.1%
Net income per common share—Basic:	$4.01	$4.09	$3.77	$3.81	$4.01
Net income per common share—Diluted:	$4.00	$4.08	$3.77	$3.80	$3.99
Financial Position at Year End
Current ratio	1.64	1.95	1.23	1.30	1.31
Total assets	$1,844,415	$1,782,373	$1,748,104	$1,824,361	$1,998,502
Long-term obligations	435,592	515,349	223,262	221,545	244,080
Working capital	431,606	550,881	204,916	271,825	328,768
Shareholders’ equity	$587,995	$552,129	$497,779	$539,036	$547,867

	For the Years Ended June 30
	2002	2001	2000	1999	1998
	(in thousands except per share data, ratios and number of shareholders)
General
Ratio of earnings to fixed charges	4.04	3.75	4.13	4.44	4.57
Number of common shareholders	2,381	2,528	2,749	2,951	3,049
Weighted average common shares outstanding—Basic	26,579	27,534	30,199	33,437	35,190
Weighted average common shares outstanding—Diluted	26,680	27,645	30,205	33,477	35,388
Dividends per common share	$1.34	$1.27	$1.23	$1.18	$1.11
Book value per common share	$22.42	$20.31	$16.48	$16.12	$15.57

All fiscal years have been restated to conform to Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Restructuring charges of $9 and $11 million ($6 and $7 million, net of tax) were incurred in fiscal years 2001 and 2000, respectively. Fiscal year 1998 includes a $16.7 million ($10.9 million, net of tax) gain on the sale of an investment.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY & CAPITAL RESOURCES

During fiscal year 2002, Universal continued to closely monitor credit markets and access additional sources of liquidity where it proved advantageous. During fiscal year 2001, in reaction to the tightening bank credit markets, the Company expanded its sources of liquidity through the establishment of a $400 million medium-term note program. Through fiscal year 2001 and 2002, the Company has issued about $301 million in medium-term notes with maturity dates from 2004 to 2011. The issuance changed the Company’s financial structure and increased the average life of its debt because the proceeds were used primarily to retire maturing long-term debt and to refund notes payable, both of which were classified as current liabilities.

Universal’s total debt decreased by about $22 million during the year, and its total debt as a percentage of total capitalization (including deferred taxes and minority interest) fell to about 52%. Working capital fell by about $119 million to $432 million, and the current ratio decreased from 1.95 to 1.64, primarily because of a $122 million increase in the current portion of long-term obligations related to debt maturing in February 2003. The Company expects to finance that maturing debt using amounts remaining in its medium-term note program and operating cash flow. Total long-term obligations, including current maturities, increased by $42 million to $560 million while notes payable decreased by $64 million to $127 million. The increase in long-term obligations was primarily related to the Company’s financing of its investment in its U.S. facilities.

The Company has interest rate swaps that effectively convert $129 million of fixed rate debt to variable rate debt. The purpose of these interest rate swaps is to better match its effective interest rate to the market rates of interest that customers pay the Company for inventory purchased for their accounts. During the fiscal year, the Company terminated swaps on $150 million of fixed debt for an aggregate gain of $7.5 million, which is being amortized into income over the remaining life of the hedged liability. The amortization benefit in fiscal year 2002 was immaterial.

As of June 30, 2002, Universal and its affiliates had approximately $850 million in uncommitted lines of credit, of which approximately $700 million were unused and available to support seasonal working capital needs. Effective April 11, 2002, the Company replaced its $225 million revolving credit facilities with two equal facilities, totaling $295 million. As of June 30, 2002 the Company had no amounts outstanding under either credit facility. Universal’s commercial paper program, which provides flexibility in the Company’s short term borrowings, is supported by these new back-up facilities. Under the terms of its bank agreements, the Company must maintain certain levels of tangible net worth and working capital and observe restrictions on debt levels. The Company was in compliance with all such covenants at June 30, 2002, and the facilities exceeded the total amount that would have been needed if it had been necessary to retire all short-term borrowing and the current portion of long-term debt at that date.

Management believes that the Company has adequate resources available to meet its needs, which are predominantly short term in nature and relate to working capital required for financing tobacco crop purchases. Working capital needs are seasonal within each geographical region. The geographical dispersion and the timing of working capital needs permit Universal to predict its general level of cash requirements. Each geographic area follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. The working capital needs of agri-products operations fluctuate during the year, depending on the product, the country of origin, and the Company’s inventory position; however, the total working capital requirements of agri-products remain relatively stable due to offsetting seasonal patterns. Working capital needs of lumber and building products operations in Europe follow a pattern similar to that of the construction industry, where the third quarter of the fiscal year is typically sluggish due to winter weather and the holiday season. The Company finances its seasonal working capital needs with short-term lines of credit, customer advances, and trade payables. The Company estimates that its inventories of flue-cured and burley tobaccos that were not committed to customers as of June 30, 2002, were approximately 21 million kilograms, strip weight, which is about 9% below those of last year. Management does not consider these levels to be excessive.

The Company’s capital expenditures are generally limited to those that add value to the customer, replace obsolete equipment, increase efficiency, or position it for future growth. Universal’s capital expenditures were approximately $111 million in fiscal year 2002 and $61 million in fiscal year 2001. The increase in capital expenditures from 2001 to 2002 was caused by a major investment in leaf processing in the United States that was announced on May 17, 2001. Since then, the Company has upgraded the facility in Danville, Virginia, which is in start-up mode. In addition, it has made significant progress on the new facility in Nash County, North Carolina, which is scheduled to open in the summer of 2003. The cost of the two projects is estimated to be over $130 million. At June 30, 2002, the Company had approximately $31 million in outstanding commitments related to these projects. The Company has elected to partially fund the projects using a secured, multi-draw $75 million term loan facility, which its subsidiary obtained on December 28, 2001. The facility is guaranteed by the Company and is secured by certain assets of the projects. The loan matures on December 28, 2007, and under some conditions, the subsidiary can exercise an extension option for an additional four years. As of June 30, 2002, approximately $35 million had been drawn under the facility and about $61 million had been spent on the projects. See “Properties.”

In May 1998, Universal’s Board of Directors approved a share purchase program that has since been expanded to permit the purchase of up to $450 million of the Common Stock of the Company. The purchases are carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. The purchases have been, and are expected to be, funded primarily from operating cash flow of the Company. At June 30, 2002, Universal had approximately 26.2 million common shares outstanding and had purchased approximately 10.6 million shares of its Common Stock for about $298 million pursuant to the program.

Funds supporting the Company’s ERISA-regulated defined benefit pension plans were reduced by negative market activity during fiscal year 2002 and again during the following month. As of August 20, 2002, the market value of the funds was about $115 million, which is somewhat below the accumulated benefit obligation of $116 million and below the projected benefit obligation of $134 million based on certain assumptions. See Note 6 of “Notes to Consolidated Financial Statements.” These obligations were measured as of March 31, 2002. The Company will contribute approximately $1.8 million to the pension fund during the next year, which is more than the contribution required by ERISA. It is the Company’s policy to monitor the market performance of the funds and to review the adequacy of its funding and its contributions to those funds. The fund is managed for long-term returns, and the Company has not changed its investment allocation in response to recent market returns.

Management believes that its financial resources are adequate to support its capital needs. Those resources include cash from operations, cash balances, its remaining medium-term note program, the amounts remaining on its multi-draw secured facility, and committed and uncommitted bank lines. Any excess cash flow from operations after dividends, capital expenditures, and long-term debt payments will be available to reduce short-term debt, fund expansion, purchase the Company’s stock, or otherwise enhance shareholder value.

RESULTS OF OPERATIONS

Fiscal Year 2002 Compared to 2001

“Sales and Other Operating Revenues” for fiscal year 2002 decreased $518 million or 17% to $2.5 billion compared to last year. The majority of the decline was in the tobacco segment, where revenue fell by $502 million. Although smaller crops in a number of key exporting areas reduced volumes, the primary factor in the revenue reduction for fiscal year 2002 was the change in manufacturers’ purchasing methods in the United States. In that year, a number of U.S. manufacturers bought tobacco directly from farmers through contracts and paid leaf merchants to process it. Prior to that year, leaf dealers also purchased tobacco for most U.S. manufacturers. For the years ended June 30, 2002, 2001, and 2000, revenue from subsidiaries and affiliates of Philip Morris Companies Inc. was $400 million, $900 million and $1.3 billion, respectively. Beginning with the U.S. burley crop in fiscal year 2001, followed by both the U.S. flue-cured and burley crops in fiscal year 2002, Philip Morris began to purchase directly from growers under contract arrangements. Although this change was the primary cause of the decline in revenue, it did not have a commensurate effect on segment operating income because the Company continued to process its normal share of the crops. See Note 10 of “Notes to Consolidated Financial Statements.” Revenues of the agri-products segment were down by $31 million due to lower tea prices and sharply lower synthetic rubber sales in Europe. Lumber and building products revenue increased by $15 million due to higher sales of garden timbers and garden houses by an acquired company.

Segment operating income as disclosed in Note 10 of “Notes to Consolidated Financial Statements” was $240 million in 2002 compared to $279 in 2001, a decrease of $39 million. Tobacco operating profits in fiscal year 2002 were $203 million, a decline of $37 million compared to fiscal year 2001. Tobacco operating profits declined due to smaller crops in several origins, including Zimbabwe, Malawi, and Poland. U.S. operations experienced higher costs from staffing both contract receiving stations and the auction system, as well as a decline in green market service income compared to last year. The Company no longer receives purchasing fees on U.S. volumes for which it only provides processing services. In addition, overall margins on sales of Brazilian tobacco were lower due to the mix of business there. During fiscal year 2002, the Company recognized $10.3 million in expenses related to the Argentine currency devaluation and the Company accelerated the planned closure of its Henderson, North Carolina facility in fiscal year 2002. As a result of the closure and after U.S. consolidation measures, the Company recognized $7.5 million in costs in that period. Increased earnings from higher volumes shipped from Argentina, Asia, Western Europe, and the Company’s oriental tobacco joint venture were not sufficient to overcome these factors for the year. Results for the Company’s lumber and building operations were down for the fiscal year, reflecting, in part, the impact of the strong U.S. dollar during the period. Agri-products earnings declined for the year, as stronger results in the Company’s dried fruit and nut business were not sufficient to overcome the impact of difficult market conditions in rubber, sunflower seeds, and tea.

“Selling, general and administrative expenses” for fiscal year 2002 increased $9 million due to higher lumber and building product selling costs and higher pension expense.

“Interest expense” decreased by $14 million due to lower interest rates in fiscal year 2002 compared to 2001.

The Company’s consolidated income tax rate declined from the prior year rate to approximately 35% due to the mix of foreign and domestic earnings.

Fiscal Year 2001 Compared to 2000

“Sales and other operating revenues” for fiscal year 2001 declined $388 million or 11% to $3.0 billion compared to fiscal year 2000. Revenue decreased in all three operating segments in fiscal year 2001, with the most significant decline in the tobacco segment, which experienced a decrease of $315 million. The reduced level of tobacco sales in fiscal year 2001 was due to the effect of smaller U.S. crops and the change in the U.S. market structure.

Manufacturers purchased a significant portion of the U.S. burley crop in fiscal year 2001 directly from growers under contract arrangements rather than through leaf merchants like Universal. See “Business—Description of Tobacco Business—General.” Agri-products revenues in fiscal year 2001 were down $28 million or 6% primarily due to lower prices for nuts and on reduced sales of canned meats following unusually strong sales in fiscal year 2000. Lumber and building products revenues in fiscal year 2001 were adversely affected by the strength of the U.S. dollar, which appreciated, on average, approximately 13% against the Dutch guilder in 2001.

Segment operating income as disclosed in Note 10 of “Notes to Consolidated Financial Statements” was $279 million in 2001 compared to $275 million in 2000, an increase of $4 million. Tobacco operating profits in fiscal year 2001 were $240 million an increase of $5 million from fiscal year 2000. The favorable impact of increased volumes in fiscal year 2001 from the larger crops in Africa was offset by the effect of smaller crops in the United States, Brazil, Poland, and Hungary. The volume of tobacco that Universal processed in the United States declined in fiscal year 2001 as a result of a 27% reduction in U.S. flue-cured and burley crops. Although the change to manufacturer’s direct purchasing of burley tobacco in the U.S. market caused a significant decline in revenues in fiscal year 2001, it did not have a commensurate effect on operating income because the Company continued to process its normal share of the crop. Shipment timing made comparisons for the oriental tobacco joint venture more difficult in fiscal year 2001 as old crop shipments benefited results for fiscal year 2000. Market conditions improved during fiscal year 2001 in most areas, although a world oversupply of filler grades of dark air-cured tobacco had a negative effect on the Company’s results. Due to a 13% decline in the Dutch guilder during 2001, lumber and building products results declined by 2%, even as results improved in the local currency. Although tea markets showed improvement during fiscal year 2001, results for the agri-products business lagged fiscal year 2000’s performance by 5% because of continued competitive pressure in sunflower seeds and adverse conditions in the rubber markets.

“Selling, general and administrative expenses” for fiscal year 2001 declined by $15 million due to lower tobacco selling costs and the effect of the strong U.S. dollar on translation of such costs in the lumber and building products segment. Corporate expenses, however, increased during fiscal year 2001 primarily due to increased debt issuance costs.

In June 2001, the Company adopted restructuring plans for its U.S. and Polish tobacco operations. In the United States, direct contracting with farmers initiated by major domestic manufacturers caused the Company to restructure its leaf purchasing operations, necessitating a reduction in personnel. The restructuring charge in fiscal year 2001 included approximately $3.9 million of severance costs related to 66 employees. In Poland, due to declining domestic tobacco production, the Company closed one of its two processing plants, resulting in a $4.4 million restructuring charge in fiscal year 2001. This restructuring charge included approximately $1.1 million of severance costs for 136 employees and a charge of $3.3 million for fixed asset impairment. The severance costs will be funded from cash provided by operations. The majority of the severance payments were made in fiscal year 2002.

“Interest Expense” for fiscal year 2001 increased by $5 million due to higher borrowing rates associated with the replacement of short-term debt with long-term issues.

The Company’s consolidated income tax rate declined slightly in fiscal year 2001 from the prior year rate due to the mix of foreign and domestic earnings. The rate was affected by a number of factors, including but not limited to the mix of domestic and foreign earnings, subsidiary local tax rates, the repatriation of foreign earnings, and the Company’s ability to utilize foreign tax credits.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements in accordance with generally accepted accounting principles in the United States (GAAP), management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk, and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to generally accepted accounting principles, and are consistently applied. However, changes in the assumptions used could result in a material adjustment to the financial statements. The Company’s most critical accounting estimates and assumptions are in the following areas:

Inventories

Inventories of tobacco and agri-products are valued at the lower of cost or market with cost determined under the specific cost method. Lumber and building products inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. The Company writes down inventory for changes in market value based upon assumptions related to future demand and market conditions. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write downs. The Company experiences inventory write downs routinely. Inventory write downs in 2002 and 2001 were $8.5 million and $7.8 million, respectively.

Intangible Assets

The Company reviews the carrying value of goodwill at least annually or as necessary utilizing a discounted cash flow model. The preparation of discounted future operating cash flow analyses requires significant management judgment with respect to operating earnings growth rates, and the selection of an appropriate discount rate. The majority of the goodwill is from acquisitions in the tobacco segment. Neither a one-percentage-point increase in the discount rate assumption or a one-percentage-point decline in the cash flow growth rate assumption would result in an impairment charge. However, other more significant changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions, could result in an impairment charge.

Income Taxes

The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated taxes. In addition, the Company makes assumptions regarding the future utilization of foreign tax credits, alternative minimum tax credits and tax loss carryforwards. These assumptions could be affected by changes in future taxable income and its sources and changes in U.S. or foreign tax laws. The effective tax rate for the Company could be impacted by changes in these assumptions. After the filing of the fiscal year 2001 tax return, the Company has approximately $7 million in foreign tax credit carryforwards that will expire, unless they are used, by fiscal year 2004. Any significant reduction in future taxable income and its sources or changes in U.S. or foreign tax laws could result in the expiration of foreign tax credit carryforwards. For additional disclosures on income taxes see Note 1 and Note 3 of “Notes to Consolidated Financial Statements.”

Pension Plans and Postretirement Benefits

Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases and benefits, mortality rates, and health care cost trend rates. The actuarial assumptions used in the Company’s pension reporting are reviewed annually with outside consultants and compared with external benchmarks to determine whether the Company’s accounting for future pension obligations is reasonable. A one-percentage-point decrease in the expected long-term return on plan assets would increase the pension expense for 2002 by approximately $2 million. A one-percentage-point increase in the assumed health care cost trend would increase the accumulated benefit obligation by approximately $1.9 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the fiscal year by approximately $137 thousand. See note 6 “Notes to Consolidated Financial Statements” for a discussion of these assumptions.

OTHER INFORMATION REGARDING TRENDS
AND MANAGEMENT’S ACTIONS

World markets for flue-cured and burley tobaccos are currently approximately in balance and are expected to remain so through 2003 as overall availability should meet demand; however, worldwide inventories of oriental tobaccos are high and are expected to remain in excess through next year. Management expects world flue-cured production to increase further in calendar year 2002 as larger crops in Brazil and forecasts in other countries are expected to offset a decline in the Zimbabwe flue-cured crop. In 2003, management believes flue-cured production should be similar to that in 2002 because further expected reductions in Zimbabwe and India are forecasted to offset expected increases in Brazil and other African origins. Burley production is expected to increase over the next two years with crop sizes moving up in Malawi in 2002 and in Mexico and in Brazil in 2003. Generally, production changes in 2002 and 2003 will impact the Company’s fiscal years 2003 and 2004, respectively.

Demand for leaf and manufactured tobacco products has increased during each of the last two years at an estimated compound annual rate of 1%. The increases are due in part to improving economic conditions in Asia and the former Soviet Union. The increase in leaf demand and smaller crops have helped reduce surplus leaf stocks. The Company expects that demand for leaf and tobacco products will be flat or declining slightly for the near-term due to improved leaf utilization by cigarette manufacturers. On a year-to-year basis, the Company is susceptible to fluctuations in leaf supply due to crop size and to leaf demand as manufacturers adjust inventories or respond to changes in the cigarette market.

In December 2000, the U.S. Commodity Credit Corporation (“CCC”) purchased from the stabilization cooperatives about 87 million kilos of surplus flue-cured and burley inventories. The U.S. Department of Agriculture has decided to destroy this tobacco. By law, this tobacco may not be sold for domestic use in the United States, and subsidized sales into international markets are not permitted under provisions of the World Trade Organization. Uncommitted worldwide flue-cured and burley inventories totaled 141 million kilos, excluding the CCC inventories and those of Asian government-owned monopolies. That amount, which had been trending upward since mid-1997, has declined in each of the last two years. Excluding the CCC inventories, the drop was 159 million kilos or 53% of the inventory level at June 30, 2002. The U.S. stabilization cooperatives currently hold about 41 million kilos.

Although cigar consumption, especially those that are mass-produced, is still growing in the United States and Europe, the rate of growth continues to be down significantly from levels experienced in the boom years. Supplies of filler and binder styles of dark air-cured tobaccos have been in surplus as manufacturers reduce their inventories to levels consistent with the current level of sales growth, while wrapper demand continues firm. Within the smokeless segment of the dark tobacco business, consumption of “loose-leaf” chewing tobacco has been declining between two and three percent annually, while the consumption of “snuff” products have been growing approximately three percent annually. Management believes that there is an adequate supply of suitable dark tobacco in the world market to meet the demand of the manufacturers of smokeless tobacco products.

The Company has a significant presence in the United States, where the level of tobacco production is uncertain. For a number of years, U.S. leaf has not been price competitive in world markets due primarily to the federal price support program and the improvement in tobacco quality in foreign areas, particularly Brazil. The high price of U.S. leaf relative to the world market led to reduced exports which, combined with declining purchases by U.S. manufacturers, has reduced the amount of U.S. tobacco that can be produced and sold in the United States. Domestic leaf purchases are unlikely to increase because of the continued decline of cigarette consumption in the United States. Exports of U.S. leaf are likely to continue to decline unless the competitive position of U.S. leaf improves dramatically. Without such an improvement, foreign manufacturers are likely to continue to shift their purchases to other tobacco producing areas, such as Brazil and Africa where the Company has significant operations.

The Company has responded to the decrease in demand for, and production of, U.S. tobacco and the change in the U.S. marketing system by closing certain plants, restructuring operations, and reducing personnel. Since fiscal year 1999, the Company has closed three large, high volume tobacco processing plants. In addition, the Company will decommission another plant at the end of fiscal year 2003, that will be replaced with a new facility in Nash County, North Carolina. The rationalization from five processing plants in fiscal year 1999 to two plants for fiscal year 2003 is forecast to result in a reduction of 2,500 processing employees between those periods. The Company has offered in its first quarter of fiscal year 2003 a voluntary early retirement program for certain U.S. employees. The projected cost of this program is $11 million and will be recorded during the first quarter of fiscal year 2003.

In the United States, the method of purchasing flue-cured and burley tobacco has changed recently. These tobaccos used to be purchased almost exclusively at public auctions, and now the majority of these tobaccos are purchased from farmers under contracts. In the auction system, purchasers bought individual piles of tobacco and were generally able to purchase only those piles that conformed to their respective quality and grade desires. In the current U.S. contract system, most contracts, including the Company’s, require that each farmer sell his entire crop of tobacco. Thus the shift to contract purchasing has changed the risk characteristics of the U.S. flue-cured and burley tobacco markets by increasing the possibility that purchasers such as the Company could acquire grades or styles of tobacco for which it does not have orders. While this risk exists in all markets in which the Company purchases tobacco through farmer contracts, the high price of U.S. tobacco exacerbates the problem. Management believes that it will be able to manage the risk.

The Company expects market conditions to remain challenging in the year ahead. Management continues to closely monitor the situation in Zimbabwe where the political and economic environment remains extremely difficult. The size of the flue-cured crop now being marketed is expected to be 18% below that of last year. While this reduction will undoubtedly exacerbate the economic difficulties in Zimbabwe, the volume declines are expected to be offset by production increases in other African origins and Brazil. Early indications are that the Zimbabwe crop to be marketed in fiscal year 2004 could be substantially smaller than the crop currently being marketed. That crop has not yet been planted. Because the Company expects that most of the shortfall in Zimbabwe tobacco will be replaced with crops from areas in which the Company contracts with and provides financing to farmers, the Company could face increased financing and inventory risk since Zimbabwe tobacco is purchased at auction. The situation in Argentina remains unsettled. Although the devaluation of the peso has improved the competitive market position of Argentine leaf, it is uncertain at this time whether future currency movements will further impact the value of the Company’s Argentine assets.

An important trend in the tobacco industry has been consolidation among manufacturers and among leaf tobacco merchants. This trend is expected to continue, particularly as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers. This concentration should intensify the competition for market share within the leaf tobacco industry. A key success factor for leaf dealers in the future will be to provide customers with the quality of leaf and the level of service they desire at the lowest cost possible. In addition, the leaf dealers to some extent have larger historical market shares with some customers than others. Consequently, the Company’s potential growth will be affected by the growth of its major customers, and consolidations of customers may have at least a short-term favorable or unfavorable impact on the Company’s business.

Universal’s consolidated income tax rate for the current year is 35%. The tax rate is affected by a number of factors, including but not limited to the mix of domestic and foreign earnings and investments, subsidiary tax rates, repatriation of foreign earnings and the ability to utilize foreign tax credits. In recent years, the Company’s domestic income has been declining while foreign income has been increasing. If this trend continues and tax rates remain constant worldwide, the Company could be less able to utilize its foreign tax credits and the Company’s consolidated income tax rate would increase.

Although the recent weakening of the U.S. dollar in relation to the euro should benefit earnings of the lumber and building products sector in fiscal year 2003, there are now clear signs that activity in the Dutch construction industry is slowing due to a stagnating economy, which is beginning to negatively affect sales volumes and margins.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as “the Company expects” or “management believes” or words of similar effect. In addition, the Company may publish, from time to time, forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual results for a fiscal year and any interim period to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

Tobacco Business

Operating Factors

Universal’s financial results are affected by a number of factors that directly or indirectly impact the Company’s tobacco operations. Operating factors that may affect the Company’s results of operations include:

Competition; Reliance on Significant Customers

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the firm’s ability to meet customer specifications in the buying, processing, and financing of tobacco as well as the price charged for products and services. In addition, there is competition in all countries to buy the available tobacco.

There are three major independent global competitors in the leaf tobacco industry, and they are dependent upon a few large customers. The number of manufacturers has declined in recent years due to consolidation. The loss of, or a substantial reduction in the services provided to, any large or significant customer would have a material adverse effect on the Company’s results of operations.

Market Balance

Universal’s financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. Customers purchase tobacco based upon their expectations of future requirements, and those expectations can change from time to time depending upon internal and external factors affecting their business. Trends in the global consumption of cigarettes, such as the growth in popularity of American-blend cigarettes, as well as trends in sales of cigars and other tobacco products, influence manufacturers’ expectations and thus their demand for leaf tobacco. The total supply of tobacco at any given time is a function of current tobacco production and the volumes of uncommitted stocks of processed tobacco from prior years’ production. Production of tobacco in a given year may be significantly affected by the amount of tobacco planted by farmers throughout the world, fluctuations in the weather in geographically dispersed regions, and crop disease. Any material imbalance in the supply and demand for tobacco could impact the Company’s results of operations. The Company’s purchases of tobacco are often made in local currency and therefore changes in local currency can make a particular crop more or less attractive in the world market.

Methods of Purchasing Tobacco

The Company purchases leaf tobacco from farmers, growers and other suppliers through public auction and privately negotiated contract purchases. In a number of countries, including Argentina, Brazil, Guatemala, Hungary, Italy, Mozambique, Mexico, Tanzania, the United States, and Zambia, where the Company contracts directly with tobacco farmers, the Company takes the risk that the tobacco delivered will meet quality and quantity requirements. If the tobacco does not meet such market requirements, the Company may not be able to sell it at an attractive price or meet all of its customers’ orders. In addition the Company provides financing to growers in many foreign countries. Unless it receives marketable tobacco, the Company may not be able to fully recover its crop advances. Company affiliates also have dark tobacco growing operations in Indonesia and Brazil where they have similar risks.

Weather and Conditions of Crop

Tobacco is an agricultural product that is subject to vagaries of weather and environment that can, in some cases, change the quality or size of a tobacco crop in a particular area. If a weather event is particularly wide-spread, such as a severe drought or a major hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable for manufacturers. In addition, other items can affect the marketability of tobacco, including the presence of foreign matter, genetically modified organisms, and excess pesticide or fertilizer residue. A significant event impacting the condition or quality of a large amount of tobacco could make it difficult for the Company to sell such tobacco or to fill its customers’ orders.

Timing of Customer Shipments

The Company recognizes sales and revenue from tobacco operations at the time that title to the tobacco and risk of loss passes to the customer. Individual shipments may be large, and since the customer typically specifies shipping dates, the Company’s comparative financial results may vary significantly between reporting periods.

Governmental Factors

The tobacco business is heavily regulated by federal, state and local governments in the United States and by foreign governments in many jurisdictions where the Company operates. Governmental factors that may affect the Company’s results of operations include:

Government Efforts to Reduce Tobacco Consumption

The U.S. federal and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products. These activities have included: (1) the U.S. Environmental Protection Agency’s decision to classify environmental tobacco smoke as a “Group A” (known human) carcinogen, which action has been ruled unlawful by a Federal District Court decision that has been appealed; (2) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to severely restrict smoking in the work place; (3) proposals by the U.S. Food and Drug Administration (“FDA”) to regulate nicotine as a drug and sharply restrict cigarette advertising and promotion, determined by the U.S. Supreme Court to be outside the jurisdiction of the FDA; (4) proposals to increase the federal and state excise taxes on cigarettes; and (5) the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products. Numerous other legislative and regulatory anti-smoking measures have also been proposed at the federal, state and local levels. Excluding the effect of tobacco contained in cigarettes imported to the United States, Universal estimates that between 12% and 15% of the flue-cured and burley tobaccos that it handles worldwide are ultimately consumed in the United States.

In addition, a number of foreign governments have also taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, and to discourage cigarette consumption. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect its business. A significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company’s products and services and could have a material adverse effect on the Company’s results of operations.

Political Uncertainties in Foreign Tobacco Operations

The Company’s international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks include the effects of war, insurrection, expropriation or nationalization of assets, undeveloped or antiquated commercial laws, subsidies for local tobacco growers and companies, issuance of licenses to conduct business in foreign jurisdictions, import and export restrictions, the imposition of excise and other taxes on tobacco, monetary and exchange controls, inflationary economies, and restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. In the past, the Company has experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government’s economic policies. The Company has substantial capital investments in South America and Africa and the performance of its operations in these regions can materially affect the Company’s earnings from tobacco operations. For example, the Company has significant operations and assets in Zimbabwe, which is currently experiencing political and economic unrest. If the political situation in Zimbabwe were to deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was $47 million at June 30, 2002. To the extent that the Company could not replace any lost volumes of tobacco with tobacco from other sources, the Company’s results of operations would suffer.

United States Trade Policies

The U.S. tobacco price support system is an industry-funded federal program that is administered by the U.S. Department of Agriculture. The effect of the price support system has been to increase the cost of domestic tobacco relative to most foreign tobacco, resulting in a decline in exports of U.S. tobacco. In 1995, Congress repealed certain domestic content legislation that had required that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco and replaced it with a less restrictive tariff rate import quota system, which was also designed to assist domestic tobacco growers by limiting imports. It is not possible to predict the extent to which future trade policies or related government activities might affect the Company’s business.

Tax Matters

The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions, and from time to time contests assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings as can the resolution of various pending and contested tax issues. The consolidated income tax rate is affected by a number of factors, including but not limited to the mix of domestic and foreign earnings and investments, subsidiary local tax rates, repatriation of foreign earnings and the ability to utilize foreign tax credits.

Health Issues; Public Sentiment; Industry Litigation

Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, together with decreased social acceptance of smoking and increased pressure from anti-smoking groups, have had an ongoing adverse effect on sales of tobacco products, particularly in the United States. A significant decrease in global sales of tobacco products brought about by health concerns, decreased social acceptance, or other factors would reduce demand for the Company’s products and services and could have a material adverse effect on the Company’s results of operations.

During the past few years, the major U.S. tobacco product manufacturers entered into agreements with states and various U.S. jurisdictions settling asserted and unasserted healthcare cost recovery and other claims. The settlements provide for billions of dollars in annual payments from those manufacturers and place numerous restrictions on their conduct of business, including restrictions on the advertising and marketing of cigarettes, which have reduced tobacco consumption and, therefore, demand for the Company’s products and services in the United States. Significant decreases in consumption of tobacco products could have a material adverse effect on the Company’s operating results.

In September 1999, the U.S. government filed a lawsuit against tobacco product manufacturers to recover healthcare costs, similar to the suits settled by the states. The trial court has dismissed the claims of the federal government under the Medical Recovery Act and the Medicare Secondary Payer provisions of the Social Security Act but has permitted discovery to proceed on the government’s claims under the Racketeer Influenced and Corrupt Organizations Act. Trial of the case is currently scheduled for July 2003. Numerous other healthcare cost recovery suits have been brought against U.S. tobacco product manufacturers in the United States and other countries. In addition, there are many smoking and health cases filed by individual plaintiffs or on behalf of putative classes pending in the United States and other countries against tobacco product manufacturers. It is not possible to predict the outcome of such litigation. However, judgments or settlements in these cases could have a detrimental effect on the consumption of tobacco products and, therefore, could have a material adverse effect on the Company’s operating results.

Financial Factors

Financial factors that may affect the Company’s results of operations include:

Extensions of Credit

Although the Company’s credit experience has been excellent and extensions of credit to customers are evaluated carefully, a significant delay in payment or a significant bad debt provision related to amounts due the Company could adversely affect its results. In addition, crop advances to farmers are generally secured by the farmer’s agreement to deliver green tobacco; in the event of crop failure, recovery of advances could be delayed until deliveries of future crops. Funds held by subsidiaries are generally invested in local banks or loaned to other subsidiaries. To reduce credit risk, investment limits are established with each bank according to the Company’s evaluation of credit standing.

Fluctuations in Foreign Currency Exchange Rates

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs and overhead in the source country. Because there is no forward foreign exchange market in many of the Company’s major countries of tobacco origin, the Company manages its foreign exchange risk by matching funding for inventory purchases with the currency of sale and by minimizing its net investment in these countries.

Interest Rates

Interest rate risk in the Company’s tobacco operations is limited because customers usually pre-finance purchases or pay market rates of interest for inventory purchased on their order.

However, since interest expense is recorded as a period cost, the Company may experience earnings fluctuations on a short-term basis if customers delay shipments of tobacco.

Non-Tobacco Business

The Company’s agri-products and lumber and building products businesses, which are based primarily in the United States and the Netherlands, do business in a number of foreign countries. These operations enter into forward exchange contracts to offset the effect of currency changes on firm purchase and sales commitments in foreign currencies (principally euros, U.S. dollars, Swedish Kronas, and pound sterling). The terms of currency contracts are generally from one to six months. This activity is not material.

The Company’s lumber and building products operations are based in the Netherlands, and their reported earnings are affected by the translation of the euro into the U.S. dollar. This business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. The business is also subject to other normal market and operational risks associated with lumber operations centered in Europe, including economic conditions in the countries where the Company is located, the prices of lumber products, and related trends in the building and construction industry.

The agri-products business is affected by operating and other factors that are similar to those that affect the Company’s tobacco operations, including crop risks, market balance, and governmental factors such as political uncertainties in countries of crop origin.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item, to the extent applicable, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth elsewhere in this report. See also Note 1 of “Notes to Consolidated Financial Statements” for additional information regarding derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30
	2002	2001	2000
	(in thousands of dollars, except per share data)
Sales and other operating revenues	$2,500,078	$3,017,579	$3,405,987

Costs and expenses
Cost of goods sold	2,006,727	2,486,275	2,862,616
Selling, general and administrative expenses	292,844	283,777	298,489
Restructuring costs		8,745	10,958

Operating income	200,507	238,782	233,924
Equity in pretax earnings of unconsolidated affiliates	18,311	10,189	12,532
Interest expense	47,831	61,576	56,869

Income before income taxes and other items	170,987	187,395	189,587
Income taxes	59,821	66,336	68,221
Minority interests	4,504	8,390	7,561

Net income	$106,662	$112,669	$113,805

Net income:
Per common share	$4.01	$4.09	$3.77
Per diluted common share	$4.00	$4.08	$3.77

Basis for per-share calculations:
Weighted average common shares outstanding	26,579	27,534	30,199
Dilutive effect of stock options	101	111	6

Average common shares outstanding, assuming dilution	26,680	27,645	30,205

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30
	2002	2001
	(in thousands of dollars)
ASSETS
Current
Cash and cash equivalents	$58,003	$109,540
Accounts receivable	301,197	330,146
Advances to suppliers	53,684	66,683
Accounts receivable—unconsolidated affiliates	5,647	3,531
Inventories—at lower of cost or market:
Tobacco	453,417	389,520
Lumber and building products	80,848	78,945
Agri-products	83,634	80,168
Other	32,103	26,176
Prepaid income taxes	6,297	17,683
Deferred income taxes	5,945	8,256
Other current assets	24,262	21,998

Total current assets	1,105,037	1,132,646

Property, plant and equipment—at cost
Land	27,214	26,523
Buildings	252,831	236,875
Machinery and equipment	565,414	500,505

	845,459	763,903
Less accumulated depreciation	452,963	425,808

	392,496	338,095
Other assets
Goodwill	117,939	111,341
Other intangibles	7,330	12,191
Investments in unconsolidated affiliates	89,762	78,860
Deferred income taxes	45,346	37,620
Other noncurrent assets	86,505	71,620

	346,882	311,632

	$1,844,415	$1,782,373

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30
	2002	2001
	(in thousands of dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$126,798	$190,776
Accounts payable	288,741	241,607
Accounts payable—unconsolidated affiliates	10,153	4,967
Customer advances and deposits	83,528	96,166
Accrued compensation	24,444	22,020
Income taxes payable	15,353	23,789
Current portion of long-term obligations	124,414	2,440

Total current liabilities	673,431	581,765

Long-term obligations	435,592	515,349
Postretirement benefits other than pensions	38,666	39,088
Other long-term liabilities	63,791	59,351
Deferred income taxes	16,640	6,380
Minority interests	28,300	28,311
Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 26,224,954 shares (27,184,663 at June 30, 2001)	90,157	85,582
Retained earnings	569,059	540,546
Accumulated other comprehensive income (loss)	(71,221)	(73,999)

Total shareholders’ equity	587,995	552,129

	$1,844,415	$1,782,373

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30
	2002	2001	2000
	(in thousands of dollars)
Cash Flows From Operating Activities:
Net income	$106,662	$112,669	$113,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,026	46,024	44,182
Amortization	5,961	10,375	7,840
Translation loss, net	2,930	1,665	1,593
Restructuring costs		8,745	10,958
Deferred taxes	4,845	(5,393)	(51,728)
Minority interests	4,504	8,390	7,561
Equity in net income of unconsolidated affiliates	(11,829)	(6,815)	(8,248)
Other	3,022	(629)	(5,340)

	165,121	175,031	120,623
Changes in operating assets and liabilities net:
Accounts and notes receivable	37,226	25,981	(30,910)
Inventories and other assets	(80,552)	(16,054)	31,196
Income taxes	2,950	(6,260)	22,556
Accounts payable and other accrued liabilities	45,638	(17,502)	34,368

Net cash provided by operating activities	170,383	161,196	177,833
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(110,790)	(61,145)	(60,837)
Purchase of a minority interest		(13,163)
Purchase of business, net of cash acquired	(13,348)
Proceeds from sale of investments			32,063
Sales of property, plant and equipment and other	3,907	14,946	5,827

Net cash used in investing activities	(120,231)	(59,362)	(22,947)
Cash Flows From Financing Activities:
Repayment of short-term debt, net	(64,469)	(163,509)	(137,566)
Repayment of long-term debt	(2,313)	(121,076)	(29,920)
Issuance of long-term debt	43,050	292,000	123,614
Dividends paid to minority shareholders	(4,612)	(3,723)	(7,236)
Issuance of common stock	7,482	17,364	1,010
Purchases of common stock	(45,681)	(40,673)	(98,756)
Dividends paid	(35,187)	(34,029)	(37,077)

Net cash used in financing activities	(101,730)	(53,646)	(185,931)

Effect of exchange rate changes on cash	41	(43)	(344)

Net increase (decrease) in cash and cash equivalents	(51,537)	48,145	(31,389)
Cash and cash equivalents at beginning of year	109,540	61,395	92,784

Cash and Cash Equivalents at End of Year	$58,003	$109,540	$61,395

Supplemental information—cash paid:
Interest	49,059	$59,803	$54,363
Income taxes, net of refunds	$53,521	$72,887	$97,393

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended June 30
	2002		2001		2000
	(in thousands of dollars)
Common stock:
Balance at beginning of year	$85,582		$66,274		$75,758
Issuance of common stock and exercise of stock options	7,482		22,398		1,010
Purchase of common stock	(2,907)		(3,090)		(10,494)

Balance at end of year	90,157		85,582		66,274

Retained earnings:
Balance at beginning of year	540,546		499,490		510,123
Net income	106,662	$106,662	112,669	$112,669	113,805	$113,805
Cash dividends declared ($1.34 per share in 2002; $1.27 in 2001; $1.23 in 2000)	(35,375)		(34,029)		(36,176)
Cost of common shares retired in excess of stated capital amount	(42,774)		(37,584)		(88,262)

Balance at end of year	569,059		540,546		499,490

Accumulated Comprehensive Income (Loss):
Balance at beginning of year	(73,999)		(67,985)		(46,845)
Translation adjustments for the year	4,273	4,273	(9,252)	(9,252)	(32,522)	(32,522)
Allocated income taxes	(1,495)	(1,495)	3,238	3,238	11,382	11,382

Total comprehensive income		$109,440		$106,655		$92,665

Balance at end of year	(71,221)		(73,999)		(67,985)

Shareholders’ Equity at End of Year	$587,995		$552,129		$497,779

Common Shares Outstanding:
(in thousands of shares)
Balance at beginning of year	27,185		28,148		32,091
Issuance of common stock and exercise of stock options	304		382		620
Purchase of common stock	(1,264)		(1,345)		(4,563)

Balance at end of year	26,225		27,185		28,148

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

Net Income per Share and Share Purchase

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” The Company uses the weighted average number of common shares outstanding during each period to compute basic earnings per common share. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are outstanding dilutive stock options that are assumed to be exercised.

Since May 1998, the Board of Directors of the Company has approved $450 million in stock purchase programs. These programs will expire on June 30, 2004. The Company had purchased an aggregate of 10,595,829 shares at a total cost of $298 million by June 30, 2002, and 9,331,764 shares at a cost of $252 million by June 30, 2001.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories of tobacco and agri-products are valued at the lower of cost or market with cost determined under the specific cost method. Lumber and building products inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. All other inventories are valued principally at lower of average cost or market.

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco and agri-product processing and blending facilities, lumber outlets, offices

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and warehouses. Machinery and equipment represent processing and packing machinery and transportation, office and computer equipment. Estimated useful lives range as follows:
buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transportation equipment—3 to 10 years; and office and computer equipment—3 to 10 years.

Goodwill and Other Intangibles

Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. The Company did not record any charges for impairment of goodwill in fiscal years 2002, 2001 and 2000. The Company uses discounted cash flow models to assess recoverability of goodwill. The preparation of discounted future operating cash flow analyses requires significant management judgment with respect to operating earnings growth rates, and the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated future operating cash flows and could increase or decrease the impairment charge. With the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill amortization was zero in fiscal year 2002 compared to $4.2 million in the prior year.

Income Taxes

The Company provides deferred income taxes on temporary differences arising principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, and undistributed earnings of foreign subsidiaries not permanently reinvested. At June 30, 2002, the cumulative amount of permanently reinvested earnings of foreign subsidiaries, on which no provision for U.S. income taxes had been made, was $120 million.

Fair Values of Financial Instruments

The fair values of the Company’s long-term obligations have been estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of all other assets and liabilities that qualify as financial instruments approximates fair value.

Derivative Financial Instruments

In fiscal year 2001 the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Statement No. 133 required the Company to recognize all derivatives on the balance sheet at fair value. The Company uses interest rate swaps and forward foreign exchange contracts to minimize interest rate and foreign currency risk. In addition the

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company uses commodity futures in its rubber trading business to reduce the risk of price fluctuations. The Company does not enter into contracts for trading purposes. The Company enters into such contracts only with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. All interest rate swaps are accounted for as fair value hedges. A $7.5 million deferred gain on the termination of certain interest rate swaps was recorded in fiscal year 2002. The gain will be amortized to interest expense over the life of the debt instrument that was hedged. No material gain or loss was recorded during fiscal year 2002 from hedge ineffectiveness. All forward foreign exchange contracts and forward commodity contracts are adjusted to fair market value during the year. The net gain recorded for fiscal year 2002 was not material.

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

The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange losses in 2002, 2001, and 2000 resulting from foreign currency transactions were $4.3, $3.4, and $2.1 million, respectively (including $2.9, $1.7, and $1.6 million resulting from remeasurement) and are included in the respective statements of income.

Revenue Recognition

Revenue is recognized when title and risk of loss is passed to the customer and the earnings process is complete.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

In fiscal year 2002, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” and Statement No. 144, “Accounting for the

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment or Disposal of Long-lived Assets.” In addition, in July 2002 the Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 144 provides new guidance that modifies the existing guidance in Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company will adopt all three Statements in fiscal year 2003. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement Nos. 143 and 144 is not anticipated to have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in prior years’ statements have been reclassified to be reported on a consistent basis with the current year’s presentation.

NOTE 2.    RESTRUCTURING

In June 2001, the Company adopted restructuring plans for its U.S. and Polish tobacco operations. In the United States, direct contracting with farmers has caused the Company to restructure its leaf purchasing operations, necessitating a reduction in personnel. The restructuring charge included approximately $3.9 million of severance costs related to 66 employees in purchasing, sales and administrative support departments. In Poland, due to declining domestic tobacco production, the Company closed one of its two processing plants, resulting in a $4.4 million restructuring charge. The restructuring charge included approximately $1.1 million of severance costs for 136 production personnel and agronomists and a $3.3 million fixed asset impairment charge. As of June 30, 2002, total cash payments of $3.4 million had been paid to approximately 202 employees.

In the fourth quarter of fiscal year 2000, plans were approved to reduce the Company’s U.S. cost structure, including the consolidation of tobacco processing facilities and a corresponding reduction in the number of employees. The consolidated statement of income included an $11 million pretax charge related to the plans. The charge included $7 million of severance costs related to 108 employees in purchasing, processing and sales. The non-severance portion of the charge was for the closure of processing and packing facilities. As of June 30, 2002, total cash payments of approximately $6 million had been made to 105 employees.

The remaining liability for severance payments as of June 30, 2002 was $2 million and will be paid during fiscal year 2003.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    INCOME TAXES

Income taxes consist of the following:

	Years Ended June 30,
	2002	2001	2000
Current
United States	$(8,745)	$(14,165)	$(1,904)
State and local	705	994	1,675
Foreign	72,228	85,140	104,347

	64,188	71,969	104,118
Deferred
United States	(9,416)	1,567	(12,592)
State and local	264	722	2,351
Foreign	4,785	(7,922)	(25,656)

	(4,367)	(5,633)	(35,897)

Total	$59,821	$66,336	$68,221

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

	Years Ended June 30,
	2002	2001	2000
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	0.6	1.0
Income taxed at other than the U.S. rate	(0.4)	(0.2)	0.0

Effective income tax rate	35.0%	35.4%	36.0%

Significant components of deferred tax liabilities and assets were as follows:

	At June 30,
	2002	2001
Liabilities
Undistributed earnings	$11,595	$(1,407)
Tax over book depreciation	10,599	11,311
Goodwill	15,597	13,655
All other	8,690	7,455

Total deferred tax liabilities	$46,481	$31,014

Assets
Employee benefit plans	$24,948	$20,461
Foreign currency translation	32,102	33,597
Deferred compensation	10,655	9,562
Tax credits	15,677	8,396
All other	4,370	4,999
Valuation allowance	(7,053)	(6,507)

Total deferred tax assets	$80,699	$70,508

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income before income taxes and other items consist of the following:

	Years Ended June 30,
	2002	2001	2000
United States	$(56,361)	$(35,310)	$(32,707)
Foreign	227,348	222,705	222,294

Total	$170,987	$187,395	$189,587

After the filing of the fiscal year 2001 tax return, the Company has approximately $7 million in foreign tax credit carryforwards, which if not utilized, will expire in fiscal year 2004.

NOTE 4.    SHORT-TERM CREDIT FACILITIES

The Company maintains lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country.

At June 30, 2002, unused, uncommitted lines of credit were approximately $700 million. The weighted average interest rate on short-term borrowings outstanding as of June 30, 2002 and 2001, was approximately 4.5% and 6.4%, respectively.

NOTE 5.    LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	At June 30,
	2002	2001
6.5% Notes due February 2006	$100,000	$100,000
8.5% Notes due February 2003	120,000	120,000
Medium-term notes due from 2004 to 2011 at various rates	300,500	292,000
Secured, multi-draw loan due December 2007	34,550
Other	4,956	5,789

	560,006	517,789
Less current portion	(124,414)	(2,440)

Long-term obligations	$435,592	$515,349

The fair value of the Company’s long-term obligations was approximately $469 million at June 30, 2002, and $536 million at June 30, 2001. Certain notes are denominated in local currencies of foreign subsidiaries.

On April 11, 2002, the Company entered into $295 million of new revolving credit facilities. The facilities replaced those totaling $225 million, which the Company terminated on that date. These facilities are intended to support short-term borrowings, including the

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance of commercial paper. Under its terms, each facility may be extended to, or matures on April 10, 2004.

On December 28, 2001, one of the Company’s subsidiaries entered into a secured, multi-draw, $75 million term loan facility. This financing was put in place to fund the previously announced construction of a new factory in Nash County, North Carolina and the upgrade of an existing plant in Danville, Virginia. The facility is guaranteed by the Company and is secured by assets of the projects. It matures on December 28, 2007, and under some conditions, the subsidiary can exercise an extension option for an additional four years. The Company had borrowed $35 million under the loan facility as of June 30, 2002.

During the first quarter of fiscal year 2001, the Company registered with the Securities and Exchange Commission $400 million in debt securities. The securities are intended to be issued over time as medium-term notes as an additional source of liquidity for general corporate purposes. Under the medium-term note program, the Company has issued $301 million in notes with maturity dates from 2004 to 2011. The notes were issued with both fixed and variable interest rates. At June 30, 2002, interest rates on the notes issued ranged from 3.25% to 8.5%. At June 30, 2002, the Company had outstanding interest rate swap agreements on $129 million of long-term debt that effectively adjust interest rates from fixed to variable, based on the LIBOR rate. These swaps were accounted for as fair value hedges. The estimated fair value of the swap agreements was an asset of about $4 million at June 30, 2002.

Under certain of its credit facilities, the Company must meet financial covenants relating to minimum tangible net worth, minimum working capital, and maximum levels of long-term debt. The Company was in compliance with all such covenants at June 30, 2002 and 2001.

Maturities of long-term debt for the fiscal years succeeding June 30, 2002, are as follows: 2003—$124,414; 2004—$83,542; 2005—$35,000; 2006—$105,000; 2007—$43,050; and 2008 and after—$169,000.

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

The Company provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels. The health benefits are funded by the Company as the costs of the benefits are incurred and contain cost-sharing features such as

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deductibles and coinsurance. The Company funds the life insurance benefits with deposits to a reserve account held by an insurance company. The Company reserves the right to amend or discontinue these benefits at any time.

Assumptions used for financial reporting purposes to compute net periodic benefit income or cost and benefit obligations, as well as the components of net periodic benefit income or cost are as follows:

	Foreign Pension Benefits (April 30 Measurement Date)			Domestic Pension Benefits (March 31 Measurement Date)			Other Postretirement Benefits (March 31 Measurement Date)
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Assumptions:
Discount rate, end of year	5.00%	5.00%	5.00%	7.00%	7.00%	7.50%	7.00%	7.00%	7.50%
Rate of compensation increases, end of year	5.50%	5.50%	5.50%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected long-term return on plan assets, end of year	5.00%	5.00%	5.00%	8.50%	8.75%	8.75%	4.30%	4.30%	4.30%
Rate of increase in per-capita cost of covered health care benefits							8.00%	8.50%	9.00%
Components of net periodic benefits
Cost (Income):
Service cost	$3,448	$3,174	$3,425	$5,377	$4,656	$4,899	$771	$893	$1,045
Interest cost	5,740	5,325	5,748	11,664	10,575	9,644	2,807	2,832	2,679
Expected return on plan assets	(3,549)	(4,816)	(4,942)	(11,120)	(10,509)	(9,416)	(189)	(181)	(171)
Net amortization and deferral	(1,066)	(1,669)	(1,884)	8,406	7,253	2,137	(704)	(3,059)	(3,059)

Net periodic benefit cost	$4,573	$2,014	$2,347	$14,327	$11,975	$7,264	$2,685	$485	$494

The following tables reconcile the changes in benefit obligations and plan assets in 2002 and 2001, and reconcile the funded status to prepaid or accrued cost at June 30, 2002 and 2001:

	Foreign Pension Benefits (April 30 Measurement Date)		Domestic Pension Benefits (March 31) Measurement Date)		Other Postretirement Benefits (March 31 Measurement Date)
	2002	2001	2002	2001	2002	2001
Change in projected benefit obligation:
Benefit obligation, beginning of year	$108,644	$101,029	$159,651	$139,200	$41,614	$39,110
Service cost	3,448	3,174	5,377	4,656	771	893
Interest cost	5,740	5,325	11,664	10,575	2,807	2,832
Effect of discount rate change				8,118
Foreign currency exchange rate changes	1,340	(2,468)
Other	1,930	5,421	7,457	6,776	9,303	1,354
Benefits paid	(4,144)	(3,837)	(9,249)	(9,674)	(3,279)	(2,575)

Projected benefit obligation, end of year	$116,958	$108,644	$174,900	$159,651	$51,216	$41,614

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Foreign Pension Benefits (April 30 Measurement Date)		Domestic Pension Benefits (March 31 Measurement Date)		Other Postretirement Benefits (March 31 Measurement Date)
	2002	2001	2002	2001	2002	2001
Change in plan assets:
Plan assets at fair value, beginning of year	$96,096	$93,613	$126,321	$134,722	$5,067	$4,721
Actual return on plan assets	2,759	3,437	9,481	(1,802)	143	241
Employer contributions	2,833	5,185	1,497	3,075	3,099	2,680
Foreign currency exchange rate changes	1,098	(2,302)
Benefits paid	(4,144)	(3,837)	(9,249)	(9,674)	(3,279)	(2,575)

Plan assets at fair value, end of year	$98,642	$96,096	$128,050	$126,321	$5,030	$5,067

Reconciliation of prepaid (accrued) cost:
Funded status of the plans	$(18,316)	$(12,546)	$(46,850)	$(33,240)	$(46,186)	$(36,547)
Contributions after measurement date			287	46
Unrecognized net transition (asset) obligation	(871)	(1,238)	576	262
Unrecognized prior service cost			2,312	3,363	(94)
Unrecognized gain on plan amendment	(39)					(704)
Unrecognized net (gain) loss	13,825	13,668	17,729	16,455	7,614	(1,837)
Additional minimum liability	(655)			(2,716)

Prepaid (accrued) cost, end of year	$(6,056)	$(116)	$(25,946)	$(15,830)	$(38,666)	$(39,088)

Prepaid pension costs of $8.7 million and $10.6 million at June 30, 2002 and 2001 are included in other noncurrent assets; accrued pension costs of $40.7 million and $26.5 million were included in long-term liabilities at June 30, 2002 and 2001.

The accumulated postretirement benefit obligation cost trend rate is assumed to decrease gradually from 12% in 2003 to 6.0% for fiscal year 2014. A one-percentage-point increase in the assumed health care cost trend would increase the accumulated benefit obligation by approximately $1.9 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the fiscal year by approximately $137 thousand. A one-percentage-point decrease in the assumed health care cost trend would decrease the accumulated benefit obligation by approximately $1.7 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the fiscal year by approximately $122 thousand.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts included in the table above that are applicable to the Company’s pension plans with benefit obligations in excess of plan assets are as follows:

Foreign	2002	2001
Projected benefit obligation	$11,081	$10,138
Accumulated benefit obligation	10,322	9,612
Fair value of plan assets	1,612	4,548
Domestic
Projected benefit obligation	$45,657	$33,375
Accumulated benefit obligation	34,744	21,344
Fair value of plan assets	3,518	0

NOTE 7.    SHARE PURCHASE RIGHTS PLAN

In 1999, the Company distributed as a dividend one preferred share purchase right for each outstanding share of common stock. Each right entitles the shareholder to purchase 1/200 of a share of Series A Junior Participating Preferred Stock (“Preferred Stock”) at an exercise price of $110, subject to adjustment. The rights will become exercisable only if a person or group acquires or announces a tender offer for 15% or more of the Company’s outstanding shares of common stock. Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10%. If a person or group acquires the threshold percentage of common stock, each right will entitle the holder, other than the acquiring party, to buy shares of common stock or Preferred Stock having a market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Following the acquisition by any person of more than the threshold percentage of the Company’s outstanding common stock but less than 50% of such shares, the Company may exchange one share of common stock or 1/200 of a share of Preferred Stock for each right (other than rights held by such person). Until the rights become exercisable, they may be redeemed by the Company at a price of one cent per right. The rights expire on February 13, 2009.

NOTE 8.    EXECUTIVE STOCK PLANS

The Company’s 1989 Executive Stock Plan by its terms expired on June 30, 1998, and was replaced by the Company’s 1997 Executive Stock Plan (together, the “Plans”). Under the Plans, officers, directors, and employees of the Company and its subsidiaries may receive grants and/or awards of common stock, restricted stock, incentive stock options, non-qualified stock options, and reload options. Reload options allow a participant to exercise an option and receive new options by exchanging previously acquired common stock for the shares received from the exercise. One new option may be granted for each share exchanged with an exercise price equivalent to the market price at the date of exchange. Accordingly, the issuance of reload options does not result in a greater number of shares potentially outstanding than that

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflected in the grant of the original option. Up to 2 million shares of the Company’s common stock may be issued under each of the Plans. Pursuant to the Plans, non-qualified and reload options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant.

Options granted under the Company’s Plans generally become exercisable either one year or six months after the date of grant. Options that become exercisable six months after the date of grant qualify for reload options, which are also exercisable six months after the date of grant. Most options expire ten years after the date of grant.

A summary of the Company’s stock option activity and related information for the fiscal years ended June 30 follows:

	Years Ended June 30,
	2002		2001		2000
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding, beginning of year	2,033,408	$33.95	2,674,499	$31.83	1,700,999	$35.85
Granted	826,111	37.80	373,818	33.85	1,591,500	22.43
Exercised	(1,221,842)	32.58	(1,014,909)	28.33	(618,000)	18.69
Outstanding, end of year	1,637,677	36.92	2,033,408	33.95	2,674,499	31.83
Exercisable	1,113,930	36.89	1,673,506	34.89	2,329,999	32.89
Available for grant	222,438		135,670		98,690

The following table summarizes information concerning currently outstanding and exercisable options as of June 30, 2002:

	Range of Exercise Prices, per Share
	$20-$30	$30-$40	$40-$50
For options outstanding:
Number outstanding	196,373	1,344,633	96,671
Weighted average remaining contractual life	6.32	7.29	5.50
Weighted average exercise price, per share	$24.71	$38.46	$40.19
For options exercisable:
Number exercisable	134,821	882,438	96,671
Weighted average exercise price, per share	$24.72	$38.39	$40.19

Certain potentially dilutive securities outstanding at June 30, 2002, 2001, and 2000, were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 1.37 million at a weighted-average exercise price of $38.80 per share for 2002; 116 thousand shares at a weighted-average exercise price of $40.19 per share in 2001; and 2.67 million shares at a weighted-average exercise price of $32.48 per share in 2000.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As permitted

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under Statement 123, the Company applies the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. If compensation expense for the Company’s stock options issued in 2002, 2001 and 2000 had been determined based on the fair value method of accounting, as defined in Statement 123, the Company’s net income and earnings per basic and diluted share would have been reduced by approximately $2.7 million or $.10 per share in 2002; $1.1 million or $.04 per share in 2001; and $2.0 million or $.07 per share in 2000. These pro forma amounts may not be representative of future disclosures because the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The Black-Scholes option valuation model was used to estimate the fair value of the options granted in fiscal year 2002, 2001 and 2000. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. The Plans have characteristics that differ from traded options. In management’s opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended June 30,
	2002	2001	2000
Assumptions:
Risk-free interest rate	2.53%	4.05%	6.26%
Expected life, in years	1.79	1.37	4.00
Expected volatility	.310	.315	.324
Expected dividend yield	3.59%	3.30%	5.87%
Results:
Fair value of options granted	$5.13	$4.89	$4.93

NOTE 9.    COMMITMENTS AND OTHER MATTERS

A material part of the Company’s tobacco business is dependent upon a few customers. For the years ended June 30, 2002, 2001 and 2000, revenue from subsidiaries and affiliates of Philip Morris Companies Inc. was approximately $400 million, $900 million and $1.3 billion, respectively. Beginning with the U.S. burley crop in fiscal year 2001, followed by both the U.S. flue-cured and burley crops in fiscal year 2002, Philip Morris made purchases directly from growers under contract arrangements rather than through leaf merchants like Universal. Although this change was the primary cause of the decline in revenue, it did not have a commensurate effect on operating income because the Company continued to process its normal share of the crops for this customer. For the year ended June 30, 2002, another customer accounted for revenue of approximately $300 million. The loss of, or substantial reduction in business from, either of these customers would have a material adverse effect on the Company.

The Company provides guarantees for seasonal pre-export crop financing for some of its subsidiaries. In addition, certain subsidiaries provide guarantees that ensure that value-added taxes will be repaid if the crops are not exported. At June 30, 2002, total exposure under guarantees issued for banking facilities of Brazilian farmers was approximately $41 million. Other contingent liabilities approximate $21 million. The Company considers the possibility of a material loss on these guarantees to be remote.

If the political situation in Zimbabwe were to deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was $47 million at June 30, 2002.

The Company exports tobacco from Argentina through one or more subsidiaries and the recent government actions there could affect its operations in the future. The currency devaluation should provide benefits to exporters; however it, along with evolving governmental policies, could further jeopardize the value of assets in that country. Company subsidiaries had approximately $12.5 million of such assets at June 30, 2002, after considering the $10.3 million charge that was recorded in fiscal year 2002. In addition, the Company has approximately $4 million in peso-denominated liabilities.

The Company had approximately $31 million in outstanding commitments associated with the improvements to the Danville, Virginia, facility and the construction of the new facility in Nash County, North Carolina.

On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated and Southwestern Tobacco Company, Incorporated, who are subsidiaries of Universal Corporation (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys’ fees and costs of litigation. On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying the class. The Company Subsidiaries petitioned the U.S. Court of Appeals for the Fourth Circuit for appeal of the class certification pursuant to Rule 23(f) of the Federal Rules of Civil Procedure, and the petition was denied. The Company Subsidiaries intend to vigorously defend the DeLoach Suit. The suit is still in its initial stages, and at this time no estimate of the impact on the Company that could result from an unfavorable outcome at trial can be made.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Directorate General—Competition of the European Commission (“DG Comp”) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company’s Spanish subsidiary, Tabacos Espanoles, S.A. (“TAES”), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly structured market for green tobacco in Spain. Although the fine, if any, that the DG Comp may assess on TAES could be material to the Company’s earnings, the Company is not able to make an accurate assessment of the amount or timing of any such fine at this time.

The Company is also aware that the DG Comp is investigating certain practices of tobacco leaf dealers in Italy. The Company has a subsidiary, Deltafina S.p.A., that buys and processes tobacco in Italy. At this time, the Company does not believe that the DG Comp investigation in Italy will result in fines being assessed against it or its subsidiaries that would be material to the Company’s earnings.

The Company’s operating subsidiaries within each industry segment perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts and notes receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and such amounts have not been material. In the lumber and building product operations in Europe, it is traditional business practice to insure a major portion of accounts and notes receivable against uncollectibility. At June 30, accounts and notes receivable by operating segment were as follows (in millions of dollars):

	At June 30,
	2002	2001
Tobacco	$167	$197
Lumber and building products	86	77
Agri-products	48	56

	$301	$330

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Agri-Products

Trading and processing tea and sunflower seeds and trading other products from the countries of origin to various customers throughout the world.

Reportable Segment Data

	Sales and Other Operating Revenues			Operating Income
Years Ended June 30,	2002	2001	2000	2002	2001	2000
Tobacco	$1,559,811	$2,062,080	$2,376,869	$203,010	$239,557	$234,429
Lumber and building products	514,084	498,615	543,850	24,736	25,527	26,029
Agri-products	426,183	456,884	485,268	12,505	13,703	14,403

Total segments	2,500,078	3,017,579	3,405,987	240,251	278,787	274,861
Corporate expenses				(21,433)	(21,071)	(17,447)
Restructuring costs					(8,745)	(10,958)
Equity in pretax earnings of unconsolidated affiliates				(18,311)	(10,189)	(12,532)

Consolidated total	$2,500,078	$3,017,579	$3,405,987	$200,507	$238,782	$233,924

	Segment Assets			Depreciation and Amortization			Capital Expenditures
Years Ended June 30,	2002	2001	2000	2002	2001	2000	2002	2001	2000
Tobacco	$1,425,050	$1,398,952	$1,363,424	$45,432	$47,208	$42,077	$99,190	$53,656	$51,330
Lumber and building products	260,256	222,661	228,531	7,354	6,963	7,800	8,414	5,886	5,355
Agri-products	156,974	158,477	153,667	2,201	2,228	2,145	3,186	1,603	4,152

Total segments	1,842,280	1,780,090	1,745,622	54,987	56,399	52,022	110,790	61,145	60,837
Corporate	2,135	2,283	2,482

Consolidated total	$1,844,415	$1,782,373	$1,748,104	$54,987	$56,399	$52,022	$110,790	$61,145	$60,837

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Data (For Years Ended June 30)

	Sales and Other Operating Revenues
	2002	2001	2000
United States	$908,846	$1,322,999	$1,598,853
The Netherlands	655,239	658,208	704,194
All other countries	935,993	1,036,372	1,102,940

Consolidated total	$2,500,078	$3,017,579	$3,405,987

	Long-Lived Assets
	2002	2001	2000
United States	$266,734	$217,721	$213,842
The Netherlands	80,274	66,956	69,411
Brazil	85,962	72,778	77,110
All other countries	171,300	175,793	188,939

Consolidated total	$604,270	$533,248	$549,302

NOTE 11.    UNAUDITED QUARTERLY FINANCIAL DATA

Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, it is generally more meaningful to focus on cumulative rather than quarterly results.
	Years Ended June 30,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Sales and other operating revenues	$616,377	$744,275	$547,073	$592,353
Gross profit	116,466	133,685	127,077	116,123
Net income	28,329	29,091	33,114	16,128
Net income per common share—Basic	1.04	1.09	1.26	0.61
Net income per common share—Diluted	1.04	1.09	1.26	0.61
Cash dividends declared per common share	0.32	0.34	0.34	0.34
Market price range: High	43.05	37.54	39.45	43.00
Low	33.37	31.74	34.90	36.01
2001
Sales and other operating revenues	$650,765	$995,062	$756,168	$615,584
Gross profit	113,410	131,770	140,632	145,492
Net income	24,965	27,862	35,867	23,975
Net income per common share—Basic	0.89	1.02	1.32	0.88
Net income per common share—Diluted	0.89	1.01	1.31	0.87
Cash dividends declared per common share	0.31	0.32	0.32	0.32
Market price range: High	29.88	35.88	39.43	41.30
Low	20.63	27.00	31.19	36.99

In the fourth quarter of fiscal year 2001, the Company recorded a $9 million ($6 million net of tax) charge for restructuring. See Note 2.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    SUBSEQUENT EVENT

The Company has offered a voluntary early retirement program to certain U.S. employees. The projected cost of this program is $11 million, and it will be recorded during the first quarter of fiscal year 2003.

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and
Shareholders of Universal Corporation:

We have audited the accompanying consolidated balance sheets of Universal Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

Richmond, Virginia
August 1, 2002

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

Management is also responsible for maintaining an effective system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel, and an internal audit program to monitor its effectiveness.

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

August 1, 2002

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For the three years ended June 30, 2002, there were no changes in or disagreements between the Company and its independent auditors on any matter of accounting principles, practices or financial disclosures.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Refer to the captions “Election of Directors” and “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the September 20, 2002 Proxy Statement, which information is incorporated herein by reference. The following are executive officers of Universal Corporation as of September 20, 2002.

Name	Position	Age
H. H. Harrell	Chairman and Chief Executive Officer	63
A. B. King	President and Chief Operating Officer	56
H. H. Roper	Vice President and Chief Financial Officer	54
W. L. Taylor	Vice President and Chief Administrative Officer	61
D.G. Cohen Tervaert	Co-President and Co-Chairman of the Board of Deli Universal, Inc.	49
J. M. M. van de Winkel	Co-President and Co-Chairman of the Board of Deli Universal, Inc.	53
G. C. Freeman, III	General Counsel and Secretary	39
J. A. Huffman	Controller	40

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

Item 11.    Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s September 20, 2002, Proxy Statement, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Refer to the captions “Stock Ownership” and “Executive Compensation – Equity Compensation Plan Information” in the Company’s September 20, 2002, Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Refer to the caption “Certain Transactions” in the Company’s September 20, 2002, Proxy Statement, which information is incorporated herein by reference.

Item 14.    Controls and Procedures

Management is responsible for maintaining an effective system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel, and an internal audit program to monitor its effectiveness. During fiscal year 2002, there were no significant changes to this system of internal controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of Universal Corporation and Subsidiaries are included in Item 8:

Consolidated Statements of Income for the years ended June 30, 2002, 2001 and 2000

Consolidated Balance Sheets at June 30, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2002, 2001 and 2000

Notes to Consolidated Financial Statements for the years ended June 30, 2002, 2001 and 2000

Report of Ernst & Young LLP, Independent Auditors

(2)	Financial Statement Schedules: None

(3)	List of Exhibits:
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant’s Form 8-A Registration Statement, dated December 22, 1998, File No.1-652).
3.2	Bylaws (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No 1-652).
4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).
4.2	Form of Fixed Rate Medium-Term Note, Series A (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).
4.3	Form of 9 1/4% Note due February 15, 2001 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.4
Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 3, 1998, File No. 1-652).

4.5
First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 7, 1999, File No. 1-652).

4.6	Specimen Common Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

4.7	Form of 6 1/2% Note due February 15, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 20, 1996, File No. 1-652).

4.8	Form of 8.5% Note due February 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

4.9
Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to the Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

4.10	Form of Fixed Rate Note due October 2, 2003 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 2, 2000, File No. 1-652).

4.11	Form of Fixed Rate Note due May 2, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 13, 2000, File No. 1-652).

4.12	Form of Fixed Rate Note due November 21, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2000, File No. 1-652).

4.13	Form of Floating Rate Note due November 30, 2004 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2000, File No. 1-652).

4.14	Form of Fixed Rate Note due December 15, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2000, File No. 1-652).

4.15	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 1-652).

4.16	Form of Fixed Rate Note due January 26, 2004 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2001, File No. 1-652).

4.17	Form of Fixed Rate Note due February 15, 2008 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 12, 2001, File No. 1-652).

4.18	Form of Fixed Rate Note due February 15, 2007, (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2002, File No. 1-652).

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

10.1
Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.2
Universal Leaf Tobacco Company, Incorporated Supplemental Stock Purchase Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.3
Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.4	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.5	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.6
Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.7
Universal Corporation 1989 Executive Stock Plan, as amended on December 2, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.8
Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

10.9
Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

10.10
Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.11
Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.12
Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.13
Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

10.14
Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.15
Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.16
Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

10.17
First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.18
Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.19
Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.20
Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.21
Form of Employment Agreement dated January 15, 1998, between Universal Corporation and named executive officers (Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.22	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.23
Universal Corporation 1997 Executive Stock Plan, as amended on December 2, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.24
1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.25
Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.26
Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.27
Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.28
Agreement for Stemming Services between Philip Morris Incorporated and Universal Leaf Tobacco Company, Incorporated, dated May 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.29
Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.30
Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.31
Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.32
Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.33
Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.34	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers.*

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP.*

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

99.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

(b)	Reports on Form 8-K

(1)	Form 8-K filed June 14, 2002, filing press release announcing increased earnings expectations.

(2)
Form 8-K filed June 13, 2002, reporting denial by three judge panel of U.S. Court of Appeals for the Fourth Circuit of petition in DeLoach Suit to appeal class certification of U.S. tobacco growers and quota holders.

(3)	Form 8-K filed May 31, 2002, filing press release announcing early closing of Henderson, North Carolina plant.

(4)	Form 8-K filed May 3, 2002, filing press releases announcing quarterly dividend and third quarter earnings.

(5)
Form 8-K filed April 5, 2002, reporting issuance of opinion and order by United States District Court for Middle District of North Carolina certifying class of U.S. tobacco growers and quota holders in DeLoach Suit.

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

September 16, 2002
/s/    HENRY H. HARRELL
By:
    Henry H. Harrell
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY H. HARRELL Henry H. Harrell	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 16, 2002

/S/ ALLEN B. KING Allen B. King	President, Chief Operating Officer and Director	September 16, 2002

/S/ HARTWELL H. ROPER Hartwell H. Roper	Vice President and Chief Financial Officer	September 16, 2002

/S/ JAMES A. HUFFMAN James A. Huffman	Controller (Principal Accounting Officer)	September 16, 2002

/S/ WILLIAM W. BERRY William W. Berry	Director	September 16, 2002

/s/ DR. RONALD E. CARRIER Dr. Ronald E. Carrier	Director	September 16, 2002

/S/ JOSEPH C. FARRELL Joseph C. Farrell	Director	September 16, 2002

/S/ CHARLES H. FOSTER, JR. Charles H. Foster, Jr.	Director	September 16, 2002

/S/ THOMAS H. JOHNSON Thomas H. Johnson	Director	September 16, 2002

/S/ EDDIE N. MOORE, JR. Eddie N. Moore, Jr.	Director	September 16, 2002

Signature	Title	Date

/S/ JEREMIAH J. SHEEHAN Jeremiah J. Sheehan	Director	September 16, 2002

/S/ HUBERT R. STALLARD Hubert R. Stallard	Director	September 16, 2002

/S/ WALTER A. STOSCH Walter A. Stosch	Director	September 16, 2002

/s/ DR. EUGENE P. TRANI Dr. Eugene P. Trani	Director	September 16, 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
REGARDING UNIVERSAL CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2002

I, Henry H. Harrell, Chairman and Chief Executive Officer (Principal Executive Officer) of Universal Corporation, certify that:

1.    I have reviewed this Annual Report on Form 10-K of Universal Corporation;

2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this Annual Report.

Date:    September 16, 2002

/s/ HENRY H. HARRELL
Henry H. Harrell Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING UNIVERSAL CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2002

I, Hartwell H. Roper, Vice President and Chief Financial Officer (Principal Financial Officer) of Universal Corporation, certify that:

1.    I have reviewed this Annual Report on Form 10-K of Universal Corporation;

2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this Annual Report.

Date:    September 16, 2002

/s/ HARTWELL H. ROPER
Hartwell H. Roper Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant’s Form 8-A Registration Statement, dated December 22, 1998, File No. 1-652).

3.2	Bylaws (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.2	Form of Fixed Rate Medium-Term Note, Series A (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.3	Form of 9 1/4% Note due February 15, 2001 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.4
Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 3, 1998, File No. 1-652).

4.5
First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 7, 1999, File No. 1-652).

4.6	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

4.7	Form of 6 1/2% Note due February 15, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 20, 1996, File No. 1-652).

4.8	Form of 8.5% Note due February 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

Exhibit Number	Document

4.9
Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

4.10	Form of Fixed Rate Note due on October 2, 2003 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 2, 2000, File No. 1-652).

4.11	Form of Fixed Rate Note due May 2, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 13, 2000, File No. 1-652).

4.12	Form of Fixed Rate Note due November 21, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2000, File No. 1-652).

4.13	Form of Floating Rate Note due November 30, 2004 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2000, File No. 1-652).

4.14	Form of Fixed Rate Note due December 15, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2000, File No. 1-652).

4.15	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 1-652).

4.16	Form of Fixed Rate Note due January 26, 2004 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2001, File No. 1-652).

4.17	Form of Fixed Rate Note due February 15, 2008 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 12, 2001, File No. 1-652).

4.18	Form of Fixed Rate Note due February 15, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2002, File No. 1-652).

Exhibit Number	Document

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

10.1
Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.2
Universal Leaf Tobacco Company, Incorporated Supplemental Stock Purchase Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.3
Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.4	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.5	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.6
Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended June 30, 1998, File No. 1-652).

10.7
Universal Corporation 1989 Executive Stock Plan, as amended on December 2, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.8
Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form
10-Q for the quarter ended December 31, 1991, File No. 1-652).

10.9
Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

Exhibit Number	Document

10.10
Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.11
Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.12
Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.13
Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

10.14
Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.15
Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.16
Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

10.17
First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.18
Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

Exhibit Number	Document

10.19
Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.20
Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.21
Form of Employment Agreement dated January 15, 1998, between Universal Corporation and named executive officers (Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.22	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.23
Universal Corporation 1997 Executive Stock Plan, as amended on December 2, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.24
1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.25
Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.26
Form of Amendment to Stock Option and Equity Accumulation Agreements
dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.27
Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

Exhibit Number	Document

10.28
Agreement for Stemming Services between Philip Morris Incorporated and Universal Leaf Tobacco Company, Incorporated, dated May 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.29
Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.30
Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.31
Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.32
Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.33
Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.34	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers.*

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP.*

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

99.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

