Form 10-Q
period 2002-09-30
UNIVERSAL CORP /VA/
filed 2002-11-08
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From                  to

Commission file number 1-652

UNIVERSAL CORPORATION

(Exact name of Registrant as specified in its charter)

VIRGINIA	54-0414210

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 North Hamilton Street, Richmond, Virginia	23230

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code - (804) 359-9311

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date:

Common Stock, no par value – 25,736,471 shares outstanding as of November 6, 2002

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three Months Ended September 30, 2002 and 2001
(In thousands of dollars, except per share data)

	2002	2001

Sales and other operating revenues	$657,276	$616,377

Costs and expenses
Cost of goods sold	525,571	499,911
Selling, general and administrative expenses	67,199	61,644
Restructuring costs	13,498	0

Operating Income	51,008	54,822
Equity in pretax earnings of unconsolidated affiliates	1,542	1,313
Interest expense	10,484	13,559

Income before income taxes and other items	42,066	42,576
Income taxes	14,935	14,902
Minority interests	(1,346)	(655)

Net Income	$28,477	$28,329

Earnings per common share	$1.09	$1.04

Diluted earnings per share	$1.09	$1.04

Retained earnings - beginning of period	$569,059	$540,546
Net income	28,477	28,329
Cash dividends declared ($.34 - 2002, $.32 - 2001)	(8,833)	(8,626)
Purchase of common stock, net of shares issued	(11,155)	(8,142)

Retained earnings - end of period	$577,548	$552,107

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	Sept. 30,	June 30,
	2002	2002

ASSETS

Current
Cash and cash equivalents	$84,355	$58,003
Accounts receivable	347,245	301,197
Advances to suppliers	109,589	53,684
Accounts receivable - unconsolidated affiliates	1,359	5,647
Inventories - at lower of cost or market:
Tobacco	540,591	453,417
Lumber and building products	86,840	80,848
Agri-products	74,129	83,634
Other	26,278	32,103
Prepaid income taxes	10,511	6,297
Deferred income taxes	6,008	5,945
Other current assets	24,165	24,262

Total current assets	1,311,070	1,105,037

Property, plant and equipment - at cost
Land	28,336	27,214
Buildings	257,991	252,831
Machinery and equipment	590,553	565,414

	876,880	845,459
Less accumulated depreciation	456,231	452,963

	420,649	392,496
Other
Goodwill	119,408	117,939
Other intangibles	6,576	7,330
Investments in unconsolidated affiliates	85,235	89,762
Deferred income taxes	45,990	45,346
Other noncurrent assets	80,237	86,505

	337,446	346,882

	$2,069,165	$1,844,415

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	Sept. 30,	June 30,
	2002	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Notes payable and overdrafts	$204,200	$126,798
Accounts payable	252,094	288,741
Accounts payable - unconsolidated affiliates	7,721	10,153
Customer advances and deposits	155,172	83,528
Accrued compensation	15,437	24,444
Income taxes payable	22,457	15,353
Current portion of long-term obligations	120,370	124,414

Total current liabilities	777,451	673,431

Long-term obligations	511,982	435,592

Postretirement benefits other than pensions	38,882	38,666

Other long-term liabilities	86,354	63,791

Deferred income taxes	21,769	16,640

Minority interests	26,719	28,300

Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares none issued or outstanding
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 25,901,604 shares (26,224,954 at June 30, 2002)	89,372	90,157
Retained earnings	577,548	569,059
Accumulated other comprehensive income	(60,912)	(71,221)

Total shareholders’ equity	606,008	587,995

	$2,069,165	$1,844,415

See accompanying notes.

Universal Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2002 and 2001
(In thousands of dollars)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,477	$28,329
Adjustments to reconcile net income to net cash provided by operating activities	35,800	16,100
Changes in operating assets and liabilities	(132,325)	(112,869)

Net cash used by operating activities	(68,048)	(68,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(35,300)	(24,800)
Purchase of business, net of cash acquired		(14,000)

Net cash used in investing activities	(35,300)	(38,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	77,400	74,500
Issuance of long-term debt	73,000	–
Purchases of common stock	(11,900)	(8,800)
Dividends paid	(8,800)	(8,600)

Net cash provided in financing activities	129,700	57,100

Net increase (decrease) in cash and cash equivalents	26,352	(50,140)
Cash and cash equivalents at beginning of year	58,003	109,540

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,355	$59,400

See accompanying notes.

Universal Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

All figures contained herein are unaudited.

1).	Universal Corporation, with its subsidiaries (the “Company” or “Universal”), has seasonal operations in tobacco, lumber and building products, and agri-products. Therefore, the results of operations for the quarter ended September 30, 2002, are not necessarily indicative of results to be expected for the year ending June 30, 2003. All adjustments necessary to state fairly the results for the quarter have been included and were of a normal recurring nature.

2).	Contingent liabilities: A subsidiary provides guarantees for seasonal pre-export crop financing for some of its subsidiaries. In addition, certain subsidiaries provide guarantees that ensure that value–added taxes will be repaid if the crops are not exported. At September 30, 2002, total exposure under guarantees issued for banking facilities of Brazilian farmers was approximately $52 million. Other contingent liabilities approximate $11 million. The Company considers the possibility of a material loss on any of these guarantees to be remote.

If the political situation in Zimbabwe were to deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was $45 million at September 30, 2002.

3).

On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated and Southwestern Tobacco Company, Incorporated, who are subsidiaries of Universal Corporation (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”).  The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government.  Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys’ fees and costs of litigation.  On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying the class.  The Company Subsidiaries petitioned the U.S. Court of Appeals for the Fourth Circuit for appeal of the class certification pursuant to Rule 23(f) of the Federal Rules of Civil Procedure, and the petition was denied.  Trial is currently scheduled for April, 2004.  The Company Subsidiaries intend to vigorously defend the DeLoach Suit.  The suit is still in its initial stages, and at this time no estimate of the impact on the Company that could result from an unfavorable outcome at trial can be made.

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

4).	The Company has recorded a $13.5 million restructuring charge in the first quarter of the current fiscal year. During the fourth quarter of fiscal year 2002, the Company had announced a voluntary early retirement program for certain U.S. employees in sales, administration and production. Seventy-two employees accepted the program. The severance portion of the program will be paid over a period not to exceed two years. During the three months ended September 30, 2002, 12 employees were paid approximately $800 thousand associated with the plan. In addition, 46 employees were paid approximately $900 thousand under the fiscal year 2001 and 2000 restructuring plans. The remaining liability as of September 30, 2002 was $14 million.

5).

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The adoption of these standards did not have a material impact on the quarterly consolidated financial position or results of operations for the Company.

6).	The following table sets forth the computation of earnings per share and diluted earnings per share.

	THREE MONTHS
Periods ended September 30,	2002	2001

Net income (in thousands of dollars)	$28,477	$28,329

Denominator for earnings per share:
Weighted average shares	26,062,038	27,110,489

Effect of dilutive securities:
Employee stock options	44,334	185,454

Denominator for diluted earnings per share	26,106,372	27,295,943

Earnings per share	$1.09	$1.04

Diluted earnings per share	$1.09	$1.04

7).	Comprehensive Income:

Periods ended September 30,	2002	2001

(in thousands of dollars)

Net income	$28,477	$28,329

Foreign currency translation adjustment	10,309	(1,468)

Comprehensive income	$38,786	$26,861

8).	Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

Periods ended September 30,	2002	2001

(in thousands of dollars)

SALES AND OTHER OPERATING REVENUES
Tobacco	$401,777	$375,258
Lumber/building products	142,904	126,189
Agri-products	112,595	114,930

Consolidated total	$657,276	$616,377

OPERATING INCOME
Tobacco	$60,519	$49,123
Lumber/building products	6,970	7,825
Agri-products	3,800	4,165

Total	71,289	61,113
Less:
Corporate expenses	5,241	4,978
Restructuring costs	13,498	–
Equity in pretax earnings of unconsolidated affiliates	1,542	1,313

Consolidated total	$51,008	$54,822

9).	Depreciation and amortization for the three-month periods are as follows:

Periods ended September 30,	2002	2001

(in thousands of dollars)

Depreciation	$11,917	$11,147

Amortization	$1,188	$1,244

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at September 30, 2002, was $534 million compared to $432 million at June 30, 2002. The increase in working capital was the result of an increase in current assets of $206 million, primarily from a seasonal increase in tobacco inventories, net of a $104 million increase in current liabilities. In the United States, tobacco working capital needs are normally at their lowest point at June 30. Tobacco inventories increased during the quarter in Italy, Malawi and the United States as tobacco was purchased from farmers and at auction. The purchased tobacco is financed with notes payable, customer deposits and long-term obligations. The mix of notes payable and customer advances is dependent on both the Company’s and its customers’ borrowing capabilities, interest rates, and exchange rates. The Company does not purchase material quantities of tobacco on a speculative basis; thus the increase in inventory represents primarily tobacco that has been committed to customers.

Total long-term obligations, including current maturities, increased by $72 million during the quarter to $632 million. During the quarter, the Company borrowed $13 million on its secured, multi-draw, $75 million term loan facility. In addition, $60 million in fixed-rate notes were issued during the quarter. The notes were issued with maturity dates ranging from five to ten years and with interest rates ranging from approximately 5.1% to 6.1%. The increase in long-term obligations was used to finance the Company’s investment in U.S. facilities and to address working capital needs.

Universal Corporation announced on October 16, 2002 that its Dutch subsidiary, N.V. Deli Universal (Deli), reached an agreement in principle to acquire Willemstein’s Industriele Ondernemingen BV (JéWé), a leading producer and distributor of lumber and building products to the do-it-yourself (DIY) market. The transaction is subject to completion of a definitive purchase agreement. When the transaction has been completed, the Company expects to have additional funds employed of approximately €80 million ($79 million), which includes the purchase price. The transaction is expected to close in January 2003 and will be funded from operating cash flow and borrowings.

Generally, the Company’s international tobacco operations conduct business in U.S. dollars, thereby limiting foreign exchange risk to local production and overhead costs. Agri-products and lumber operations enter into foreign exchange contracts to hedge firm purchase and sales commitments for terms of less than six months. Interest rate risk is limited because customers in the tobacco business usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

In May 1998, Universal’s Board of Directors approved a share purchase program that has since been expanded to permit the purchase of up to $450 million of the Common Stock of the Company. The purchases are carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. The purchases have been, and are expected to be, funded primarily from operating cash flow of the Company. At September 30, 2002, Universal had approximately 25.9 million common shares outstanding and had purchased approximately 10.9 million shares of its Common Stock for about $310 million pursuant to the program.

The liquidity and capital resources of the Company at September 30, 2002, remain adequate to support the Company’s foreseeable operating needs.

Results of Operations

‘Sales and Other Operating Revenues’ were $657 million in the first quarter of fiscal year 2003, 7% higher than in the prior year’s comparable quarter. Tobacco revenues increased by $26 million; lumber and building products revenues rose by $17 million; and agri-products revenues decreased by $2 million. Tobacco revenue increased due to a 64% increase in tobacco shipments from Brazil. Brazilian shipments rose over the comparable period last year, reflecting, in part, acceleration of shipments by customers and larger purchases as well as sales from the record flue-cured and burley crops in Brazil. Shipments from Africa in the quarter were down, reflecting lower sales of carryover tobacco. In last year’s first quarter, there were significant carryover sales from both Zimbabwe and Malawi that were not repeated during the first quarter of fiscal year 2003. Sales of the Company’s lumber and building operations increased by 13% in part aided by a 10.8% strengthening of the euro against the U.S. dollar during the quarter compared to last year. Lower sales through the regional outlets and to the wholesale and professional sectors were offset by improved sales to the do-it-yourself (“DIY”) outlets, primarily due to an acquisition made last year.

Fiscal year 2003 segment operating income in the first quarter increased by $10 million or 17% compared to the same period last year. Tobacco earnings for the quarter were $11 million higher than the prior year’s first quarter due to increased shipments to customers of tobaccos from Brazil.

The current quarter includes a $13.5 million before-tax restructuring charge related to the consolidation and streamlining of U.S. operations.

Non-tobacco earnings were below last year’s levels in the quarter. Operating earnings declined in the lumber and building products segment due to higher personnel costs caused by wage increases under industry-wide labor contracts. In addition, earnings were negatively affected by the continuing economic malaise in the Netherlands and Belgium and sharply lower construction activities in those countries. Agri-products results were lower as a result of reduced sales of confectionery sunflower seeds, resulting from short U.S. crops and high raw crop prices. Excellent results from record sales of nuts and dried fruits more than offset declines in rubber, tea, and canned meats.

Interest expense decreased for the quarter due to lower interest rates. The Company’s estimated effective tax rate in fiscal year 2003 increased slightly from the prior year’s annual rate to 35.5%.

For the year, the combined Brazilian flue-cured and burley crops are up 26% over the previous year. However, the Zimbabwe crops, which are normally shipped later in the fiscal year, are lower. Management expects the increase in the Brazilian crops to more than offset the decline in Zimbabwe for the fiscal year, and with increases in other African countries, should, over the next several years, cover significant Zimbabwe declines projected for the future. With the planned closure of the Wilson, North Carolina, factory later this fiscal year, and its replacement in the summer of 2003 by the new Nash County processing center, management believes that the Company’s U.S. operations will be more appropriately sized to reflect the reality of the U.S. market. Without major changes in the federal tobacco price support program, U.S. production is likely to continue its declining trend. The state-of-the art technology in the Company’s Nash County and Danville processing centers should provide the efficiencies necessary to operate profitably in this environment.

For the year, the Company expects to benefit from handling larger leaf volumes in a number of origins that are important to the Company. These include Brazil, Malawi and several other African countries. However, challenges remain in Zimbabwe where the situation is still chaotic and plantings of the new crop, which will be marketed in fiscal year 2004, are expected to be down significantly; and in Argentina, where the financial and economic crisis is ongoing, although currency devaluation in that country may create export opportunities. The improvement of the euro has benefited our Dutch lumber operations, but the continuing economic slowdown in the Netherlands, coupled with pressures from higher wages, indicate somewhat lower results for the full year, compared to last year. The outlook for a number of our agri-product companies also remains uncertain at this time. Despite this very challenging environment, the Company is confident that it will generate another year of very solid earnings in fiscal year 2003. The Company’s current projections for the full year are for earnings, before restructuring charges, to be at least comparable to last year’s levels.

On October 16, 2002, Universal announced that its Dutch subsidiary, N.V. Deli Universal (Deli), reached an agreement in principle to acquire JéWé, a leading producer and distributor of lumber and building products to the growing European DIY market. The transaction, which is scheduled to close in January 2003, is projected to meet the Company’s financial requirements and is expected to be accretive to earnings in the Company’s fourth fiscal quarter. JéWé’s product line is largely complementary to Deli’s existing DIY operations, and the Company anticipates sales of about €130 million ($128 million) in 2002.

Readers are cautioned that the statements contained herein regarding expected earnings and expectations for the Company’s performance are forward-looking statements based upon management’s current knowledge and assumptions about future events, including anticipated levels of demand for and supply of the Company’s products and services, costs incurred in providing these products and services, timing of shipments to customers, changes in market structure, and general economic, political, market and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro. Actual results, therefore, could vary from those expected. Reference is made to Items 1 and 7 and the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in Item 2 of this Form 10-Q.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated and Southwestern Tobacco Company, Incorporated, who are subsidiaries of Universal Corporation (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys’ fees and costs of litigation. On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying the class. The Company Subsidiaries petitioned the U.S. Court of Appeals for the Fourth Circuit for appeal of the class certification pursuant to Rule 23(f) of the Federal Rules of Civil Procedure, and the petition was denied. Trial is currently scheduled for April, 2004. The Company Subsidiaries intend to vigorously defend the DeLoach Suit. The suit is still in its initial stages, and at this time no estimate of the impact on the Company that could result from an unfavorable outcome at trial can be made.

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

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	10.1.	Amendment No. 1 to Stemming Services Agreement by and between Phillip Morris Incorporated and Universal Leaf Tobacco Company Incorporated dated August 29, 2002. *

	10.2.	Universal Corporation 2002 Executive Stock Plan. *

	12.	Ratio of Earnings to Fixed Charges. *

	99.1.	Certification of the Principal Executive Officer. *

	99.2.	Certification of the Principal Financial Officer. *

b.	Reports on Form 8-K.

Report on Form 8-K filed August 2, 2002, filing press release announcing fiscal year 2002 earnings, press release announcing retirement of Henry H. Harrell as Chief Executive Officer, and press release announcing quarterly dividend and setting of annual meeting date.

Report on Form 8-K filed September 3, 2002, filing fixed rate note due September 15, 2009.

Report on Form 8-K filed September 13, 2002, filing fixed rate note due September 15, 2009.

Report on Form 8-K filed on September 17, 2002, filing statement under oath of Principal Executive Officer and Principal Financial Officer.

Report on Form 8-K filed September 23, 2002, filing fixed rate note due September 20, 2007.

Report on Form 8-K filed on September 25, 2002, filing fixed rate note due September 15, 2009.

Report on Form 8-K filed on September 26, 2002, filing fixed rate note due September 26, 2012.

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2002	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and
Chief Financial Officer

/s/ James A. Huffman
James A. Huffman, Controller
(Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING UNIVERSAL
CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR
THE PERIOD ENDED SEPTEMBER 30, 2002

I, Henry H. Harrell, Chairman and Chief Executive Officer (Principal Executive Officer) of Universal Corporation, certify that:

1.          I have reviewed this Quarterly Report on Form 10-Q of Universal Corporation;

2.          Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.          Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c)          presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Henry H. Harrell
Henry H. Harrell
Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING UNIVERSAL
CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR
THE PERIOD ENDED SEPTEMBER 30, 2002

I, Hartwell H. Roper, Vice President and Chief Financial Officer (Principal Financial Officer) of Universal Corporation, certify that:

1.          I have reviewed this Quarterly Report on Form 10-Q of Universal Corporation;

2.          Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.          Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c)          presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Hartwell H. Roper
Hartwell H. Roper
Vice President and Chief Financial Officer