Form 10-Q
period 2002-12-31
UNIVERSAL CORP /VA/
filed 2003-02-07
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 2002

OR

[    ]    Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission file number 1-652

                UNIVERSAL CORPORATION

(Exact name of Registrant as specified in its charter)

VIRGINIA	54-0414210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 North Hamilton Street, Richmond, Virginia	23230
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code  –  (804) 359-9311

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

Common Stock, no par value – 25,200,417 shares outstanding as of February 6, 2003

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

Three and Six Months Ended December 31, 2002 and 2001

(In thousands of dollars, except per share data)

	Three Months		Six Months
	2002	2001	2002	2001
Sales and other operating revenues	$708,578	$744,275	$1,365,854	$1,360,652
Costs and expenses
Cost of goods sold	576,644	609,252	1,102,215	1,109,163
Selling, general and administrative expenses	74,942	74,700	142,141	136,344
Restructuring costs	0	0	13,498	0

Operating Income	56,992	60,323	108,000	115,145
Equity in pretax earnings of unconsolidated affiliates	(1,448)	230	94	1,543
Interest expense	11,798	12,359	22,282	25,918

Income before income taxes and other items	43,746	48,194	85,812	90,770
Income taxes	15,528	16,868	30,463	31,770
Minority interests	1,475	2,235	129	1,580

Net Income	$26,743	$29,091	$55,220	$57,420

Earnings per common share	$1.04	$1.09	$2.14	$2.14

Diluted earnings per share	$1.04	$1.09	$2.13	$2.13

Retained earnings—beginning of period			$569,059	$540,546
Net income			55,220	57,420
Cash dividends declared ($.70—2002, $.66—2001)			(17,891)	(17,597)
Purchase of common stock, net of shares issued			(31,591)	(28,543)

Retained earnings—end of period			$574,797	$551,826

See accompanying notes.

Universal Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31,	December 31,	June 30,
	2002	2001	2002
ASSETS
Current
Cash and cash equivalents	$149,477	$71,739	$58,003
Accounts receivable	222,338	258,754	301,197
Advances to suppliers	121,609	87,964	53,684
Accounts receivable—unconsolidated affiliates	4,243	3,987	5,647
Inventories—at lower of cost or market:
Tobacco	548,391	577,881	453,417
Lumber and building products	84,913	79,230	80,848
Agri-products	66,574	76,409	83,634
Other	28,973	27,807	32,103
Prepaid income taxes	18,109	19,124	6,297
Deferred income taxes	6,637	8,156	5,945
Other current assets	20,727	19,504	24,262

Total current assets	1,271,991	1,230,555	1,105,037
Property, plant and equipment—at cost
Land	28,431	26,970	27,214
Buildings	260,025	249,205	252,831
Machinery and equipment	613,523	523,595	565,414

	901,979	799,770	845,459
Less accumulated depreciation	466,360	435,678	452,963

	435,619	364,092	392,496
Other assets
Goodwill	119,674	117,863	117,939
Other intangibles	5,955	10,694	7,330
Investments in unconsolidated affiliates	82,722	80,127	89,762
Deferred income taxes	47,085	37,124	45,346
Other noncurrent assets	89,835	87,821	86,505

	345,271	333,629	346,882

	$2,052,881	$1,928,276	$1,844,415

See accompanying notes.

Universal Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31,	December 31,	June 30,
	2002	2001	2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$124,656	$167,073	$126,798
Accounts payable	307,430	276,497	288,741
Accounts payable—unconsolidated affiliates	4,159	2,616	10,153
Customer advances and deposits	109,180	173,135	83,528
Accrued compensation	17,730	17,456	24,444
Income taxes payable	25,673	33,958	15,353
Current portion of long-term obligations	183,365	2,392	124,414

Total current liabilities	772,193	673,127	673,431
Long-term obligations	514,527	553,537	435,592
Postretirement benefits other than pensions	39,335	39,077	38,666
Other long-term liabilities	74,432	66,678	63,791
Deferred income taxes	25,387	6,158	16,640
Minority interests	23,927	25,384	28,300
Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000
shares, none issued or outstanding
Common stock, no par value, authorized 100,000,000
shares, 25,278,217 issued and outstanding
(26,224,954 at June 30, 2002)	87,920	84,303	90,157
Retained earnings	574,797	551,826	569,059
Accumulated other comprehensive income	(59,637)	(71,814)	(71,221)

Total shareholders’ equity	603,080	564,315	587,995

	$2,052,881	$1,928,276	$1,844,415

See accompanying notes.

Universal Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended December 31, 2002 and 2001

(In thousands of dollars)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,220	$57,420
Depreciation	23,000	23,000
Amortization	2,000	3,000
Other adjustments to reconcile net income to net cash provided by operating activities	14,000	(5,000)
Changes in operating assets and liabilities	(27,746)	(16,221)

Net cash used by operating activities	66,474	62,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(61,000)	(45,000)
Purchase of business, net of cash acquired	—	(14,000)

Net cash used in investing activities	(61,000)	(59,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	(2,000)	(24,000)
Issuance of long-term debt	138,000	30,000
Purchases of common stock, net	(32,000)	(29,000)
Dividends paid	(18,000)	(18,000)

Net cash provided in financing activities	86,000	(41,000)

Net increase (decrease) in cash and cash equivalents	91,474	(37,801)
Cash and cash equivalents at beginning of year	58,003	109,540

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$149,477	$71,739

See accompanying notes.

Universal Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

All figures contained herein are unaudited.

1).	Universal Corporation, with its subsidiaries (the “Company” or “Universal”), has seasonal operations in tobacco, lumber and building products, and agri-products. Therefore, the results of operations for the quarter and six-months ended December 31, 2002, are not necessarily indicative of results to be expected for the year ending June 30, 2003. All adjustments necessary to state fairly the results for such periods have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation.

2).	Contingent liabilities: A subsidiary provides guarantees for seasonal pre-export crop financing for some of its subsidiaries. In addition, certain subsidiaries provide guarantees that ensure that value–added taxes will be repaid if the crops are not exported. At December 31, 2002, total exposure under guarantees issued for banking facilities of Brazilian farmers was approximately $63 million. Other contingent liabilities total approximately $11 million. The Company considers the possibility of a material loss on any of these guarantees to be remote.

If the political situation in Zimbabwe were to deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was $36 million at December 31, 2002.

3).	On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated, and Southwestern Tobacco Company, Incorporated, who were subsidiaries of Universal Corporation at that time (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that the defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys’ fees, and costs of litigation. On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying the class. The Company Subsidiaries petitioned the U.S. Court of Appeals for the Fourth Circuit for appeal of the class certification pursuant to Rule 23(f) of the Federal Rules of Civil Procedure, and the petition was denied. Trial is currently scheduled for April, 2004. The Company Subsidiaries intend to vigorously defend the DeLoach Suit. The suit is still in its initial stages, and at this time no estimate can be made of the impact on the Company that could result from an unfavorable outcome at trial.

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

4).	The Company recorded a $13.5 million restructuring charge in the first quarter of the current fiscal year. During the fourth quarter of fiscal year 2002, the Company announced a voluntary early retirement program for certain U.S. employees in sales, administration and production. Seventy-two employees accepted the program. The severance portion of the program will be paid over a period not to exceed two years. During the three- and six-month periods ended December 31, 2002, 14 employees were paid approximately $180 thousand and $1 million, respectively, associated with the plan. In addition, 46 employees were paid approximately $900 thousand under the fiscal year 2001 and 2000 restructuring plans. Changes in severance liabilities are described below:

Severance Liabilities (in millions of dollars)	2002	2001
Balance as of June 30	$2.0	$6.3
Restructuring charges	13.5	—
Payments	(1.9)	(3.8)

Balance as of December 31	$13.6	$2.5

5).	On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The adoption of these standards did not have a material impact on the quarterly consolidated financial position or results of operations for the Company. In December 2002, the Financial Accounting Standards Board issued Statement No. 148 “Accounting for Stock-based Compensation—Transition and Disclosure.” This Standard will be effective for the Company’s third quarter of fiscal year 2003 and will not have a material impact on the quarterly consolidated financial position or results of the operations of the Company.

6).	The following table sets forth the computation of earnings per share and diluted earnings per share.

	Three Months		Six Months
Periods ended December 31,	2002	2001	2002	2001
Net income (in thousands of dollars)	$26,743	$29,091	$55,220	$57,420

Denominator for earnings per share:
Weighted average shares	25,618,912	26,628,969	25,840,475	26,869,729

Effect of dilutive securities:
Employee stock options	40,569	62,445	42,452	123,950

Denominator for diluted earnings per share	25,659,481	26,691,414	25,882,927	26,993,679

Earnings per share	$1.04	$1.09	$2.14	$2.14

Diluted earnings per share	$1.04	$1.09	$2.13	$2.13

7).	Comprehensive Income:

	Three Months		Six Months
Periods ended December 31,	2002	2001	2002	2001
(in thousands of dollars)
Net income	$26,743	$29,091	$55,220	$57,420
Foreign currency translation adjustment	1,275	3,653	11,584	2,185

Comprehensive income	$28,018	$32,744	$66,804	$59,605

8).	Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	Three Months		Six Months
Periods ended December 31,	2002	2001	2002	2001
	(in thousands of dollars)
SALES AND OTHER OPERATING REVENUES
Tobacco	$455,979	$491,379	$857,757	$866,637
Lumber/building products	140,430	140,628	283,334	266,817
Agri-products	112,169	112,268	224,763	227,198

Consolidated total	$708,578	$744,275	$1,365,854	$1,360,652

OPERATING INCOME
Tobacco	$51,955	$57,024	$112,485	$106,005
Lumber/building products	6,882	5,757	13,852	13,693
Agri-products	2,557	3,131	6,346	7,328

Total	61,394	65,912	132,683	127,026
Less:
Corporate expenses	5,850	5,359	11,091	10,338
Restructuring costs	—	—	13,498	—
Equity in pretax earnings of unconsolidated affiliates	(1,448)	230	94	1,543

Consolidated total	$56,992	$60,323	$108,000	$115,145

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at December 31, 2002, was $500 million compared to $432 million at June 30, 2002. The increase in working capital was the result of an increase in cash of $91 million in anticipation of funding the acquisition of JéWé in January 2003 and the repayment of $120 million of long-term debt due at the end of February 2003. We generated much of the cash increase through the issuance of medium-term notes and other long-term debt, as we will describe later. We expect to fund the remaining amounts needed for these transactions using commercial paper and bank borrowings, for which we have adequate committed back-up bank facilities. In addition, our tobacco inventories increased by $95 million during the first six months of fiscal year 2003. Inventories usually increase during the first half of the fiscal year when tobacco is received and processed in Africa and the United States, and is awaiting shipment to customers. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, which depends upon our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis; thus the increase in inventory represents primarily tobacco that has been committed to customers.

With some exceptions, our international tobacco operations conduct business in U.S. dollars, thereby limiting foreign exchange risk to local processing and overhead costs. However, for those tobacco and non-tobacco subsidiaries who conduct their business in other currencies, changes in currency exchange rates can affect the translation of their financial statements, and in some cases give rise to currency gains or losses. Agri-product and lumber operations enter into foreign exchange contracts to hedge firm purchase and sales commitments for terms of less than six months. Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. As of December 31, 2002, interest on almost 50% of our $823 million in total debt was based on floating market interest rates in order to better match the interest rates that we charge our customers.

During the first half of fiscal year 2003, we purchased nearly 1 million shares of our common stock for approximately $35 million, leaving 25.3 million shares outstanding as of December 31, 2002. Of the $450 million approved by our Board of Directors, approximately $117 million remained available for future purchases.

In the six months since June 2002, we issued a total of $99.5 million in medium-term notes with interest rates ranging from 5.1% to 6.1% and maturities ranging from five to ten years. The issuance completed the sale of all of the securities registered pursuant to a $400 million shelf registration filed in 2000.

On December 26, 2002, one of our subsidiaries entered into a secured $12 million term loan. Universal Corporation guaranteed the loan, and it is secured by an aircraft. It matures on December 31, 2007, and under some conditions, our subsidiary can exercise an extension option for an additional four years. The proceeds of these financings were used for general corporate purposes.

We believe that our liquidity and capital resources at December 31, 2002, remain adequate to support our foreseeable operating needs.

Results of Operations

Net income for the three-month period ending December 31, 2002, was $26.7 million, or $1.04 per diluted share, compared to $29.1 million, or $1.09 per diluted share, in the second quarter of fiscal year 2002. For the first six months of fiscal year 2003, net earnings were $55.2 million, or $2.13 per diluted share, compared to $57.4 million, or $2.13 per diluted share, in the prior year. Results for the six months are net of a $13.5 million before-tax restructuring charge recorded in the first quarter, related to the consolidation and streamlining of U.S. operations.

Revenues were $709 million in the quarter and $1.4 billion for the first six months of fiscal year 2003 compared to $744 million and $1.4 billion, respectively, in the comparable periods of fiscal year 2002.

Tobacco results were down in the quarter, primarily due to lower volumes shipped from Africa. Shipments from Zimbabwe, which has suffered a major contraction in the size of its flue-cured crop due to the political and economic situation in that country, were sharply lower both in the quarter and in the six-month period. In addition to the effect of Zimbabwe’s smaller crop, shipments of tobacco from Zimbabwe and Malawi were lower in the six months because carryover shipments in last fiscal year’s first quarter did not occur this year. For the six months, tobacco segment earnings were higher due to increased shipments from the large crops in Brazil and improved Argentine volumes. Argentine leaf volumes were up significantly in both the quarter and the six months reflecting an improvement in the competitiveness of Argentine tobacco due to the devaluation of the peso. In last year’s second quarter, the Company recognized a $4.7 million pre-tax charge related to the redenomination of value-added tax receivables in Argentina. European volumes were also higher in both periods.

Sales of dark tobacco were down in the quarter and for the six months, due to a decline in domestic processing volumes and because the prior year included old crop carryover shipments that were not repeated this year. Results for the oriental tobacco joint venture were down mainly due to lower sales of old crop tobacco. Tobacco revenues were $35 million lower during the quarter, primarily reflecting reduced sales from Africa, and $9 million lower for the six months, mainly due to the reduced sales from Africa and the United States, which were partially offset by higher Brazilian sales. Export volumes in the United States continue to decline, and without major changes in the federal tobacco price support program, U.S. export sales are likely to continue this trend.

Lumber and building products results were up for both the quarter and the six months as the continued appreciation of the euro against the U.S. dollar benefited both revenues and earnings, offsetting the effect of slowing volumes and wage pressures. The average euro exchange rate against the U.S. dollar increased by about 8% in the quarter and about 9.4% for the six months. Revenues were flat in the quarter and increased by $16.5 million for the six months due to the effect of the stronger euro as well as the inclusion of sales of a do-it-yourself distribution company acquired last year. Agri-product results were lower in the quarter and in the six months. While difficult markets continued for tea, rubber, canned meat, and confectionery sunflower seeds, record sales of nuts and dried fruit provided a significant contribution in both periods. Revenues for the agri-products group were down slightly for the quarter and for the six months.

Interest expense declined in the quarter and six months due to generally lower rates in the United States.

Results for the first half of fiscal year 2003 were in line with management’s expectations. For the year, we still expect our results to reflect larger volumes in Brazil, Malawi, and a number of other African origins, offsetting a significant decline in leaf volumes in Zimbabwe. The economic situation in Zimbabwe worsens daily, and some sources estimate that the crop, which will be marketed during our fiscal year 2004, may only reach 75 – 85 million kilos, down from 166 million kilos this fiscal year. As a result of the expected smaller Zimbabwe crop, we are planning to downsize operations there, and subject to ratification by the relevant government ministry, we expect to take a charge during the second half of the year for necessary reductions in personnel. We estimate that the charge will be approximately $12.5 million, before taxes. The economic situation in Argentina also continues to be uncertain. However, the devaluation of the peso has created improved sales opportunities for Argentine leaf, and shipments from Argentina should be higher this year. Although recent rains have lowered estimates for fiscal year 2004 Brazilian flue-cured and burley crops, they are still projected to be larger than this year’s record levels. We expect worldwide leaf supply overall to be adequate to meet demand.

Lumber and building products results continue to be affected by the economic malaise in the Netherlands and in Belgium, which has led to lower construction activity. However, the appreciation of the euro has favorably impacted the results of these companies, providing some relief from slowing sales volumes and wage pressures. In addition, we expect the acquisition of JéWé, a leading distributor of lumber and building products to do-it-yourself (DIY) markets in the Netherlands and a number of other European countries, which was completed on January 16, 2003, to be accretive to earnings during the fourth quarter of fiscal year 2003. Our agri-products operations continue to experience difficult markets, particularly for tea and confectionery sunflower seeds. However, the prospects for nut and dried fruits sales during the remainder of the fiscal year appear favorable.

The first half of the year showed good improvement in operating earnings before restructuring charges. Although the outlook for the remainder of the year looks to be challenging, we now expect that earnings for the full year, before restructuring charges, will be higher than last year’s levels. We continue to believe that our strategy is effective, and we remain dedicated to increasing shareholder value by generating solid long-term earnings growth and returns exceeding our cost of capital. Our focus for the remainder of this year will be on providing the highest possible levels of service to our customers, continuing to build and strengthen strategic relationships, identifying and developing new sources of tobacco to meet customer demand, and maximizing operating efficiency.

During the second quarter we purchased a total of about 642,000 shares for $22.9 million leaving 25.3 million shares outstanding. As of December 31, 2002, approximately $117 million was available out of the original $450 million authorized by the board of directors for the share repurchase program.

The Company cautions readers that any statements contained herein regarding earnings and expectations for our performance are forward-looking statements based upon management’s current knowledge and assumptions about future events, including anticipated levels of demand for and supply of the Company’s products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; and general economic, political, market, and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro.

Actual results, therefore, could vary from those expected. For more details on important factors that could cause actual results to differ from our expectations, see Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel, and an internal audit program to monitor its effectiveness. There were no significant changes to this system of internal controls subsequent to the date of their evaluation or to other factors that could significantly affect those controls.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated, and Southwestern Tobacco Company, Incorporated, who were subsidiaries of Universal Corporation at that time (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that the defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys’ fees and costs of litigation. On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying the class. The Company Subsidiaries petitioned the U.S. Court of Appeals for the Fourth Circuit for appeal of the class certification pursuant to Rule 23(f) of the Federal Rules of Civil Procedure, and the petition was denied. Trial is currently scheduled for April, 2004. The Company Subsidiaries intend to vigorously defend the DeLoach Suit. The suit is still in its initial stages, and at this time no estimate can be made of the impact on the Company that could result from an unfavorable outcome at trial.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	12.	Ratio of Earnings to Fixed Charges *

	99.1.	Statement of Chief Executive Officer *

	99.2.	Statement of Chief Financial Officer *

b.	Reports on Form 8-K.

Report on Form 8-K filed October 16, 2002, filing press release announcing plans to acquire Dutch DIY supplier.

Report on Form 8-K filed October 31, 2002, filing $10,000,000 fixed rate note due September 15, 2009.

Report on Form 8-K filed November 4, 2002, filing $5,000,000 fixed rate note due September 15, 2009.

Report on Form 8-K filed November 7, 2002, filing $5,000,000 fixed rate note due September 15, 2009.

Report on Form 8-K filed November 8, 2002, filing $19,500,000 fixed rate note due September 15, 2009.

Report on Form 8-K filed December 6, 2002, filing press release announcing dividend increase.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2003	UNIVERSAL CORPORATION
(Registrant)

/s/ HARTWELL H. ROPER
Hartwell H. Roper, Vice President and Chief Financial Officer

/s/ JAMES A. HUFFMAN
James A. Huffman, Controller (Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING UNIVERSAL

CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR

THE PERIOD ENDED DECEMBER 31, 2002

I, Allen B. King, President and Chief Executive Officer (Principal Executive Officer) of Universal Corporation, certify that:

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

3.      Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

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

5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 7, 2003

    /s/  ALLEN B. KING

Allen B. King

President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING UNIVERSAL

CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR

THE PERIOD ENDED DECEMBER 31, 2002

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

3.      Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

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

5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 7, 2003

    /s/  HARTWELL H. ROPER

Hartwell H. Roper

Vice President and Chief Financial Officer