Form 10-Q
period 2003-03-31
UNIVERSAL CORP /VA/
filed 2003-05-08
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number 1-652

UNIVERSAL CORPORATION

(Exact name of Registrant as specified in its charter)

VIRGINIA	54-0414210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 North Hamilton Street, Richmond, Virginia	23230
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code — (804) 359-9311

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

Common Stock, no par value — 24,834,287 shares outstanding as of April 29, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Universal Corporation and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

Three and Nine Months Ended March 31, 2003 and 2002

(In thousands of dollars, except per share data)

	THREE MONTHS		NINE MONTHS
	2003	2002	2003	2002
Sales and other operating revenues	$593,836	$547,073	$1,959,690	$1,907,725

Costs and expenses
Cost of goods sold	475,090	419,407	1,577,305	1,528,570
Selling, general and administrative expenses	69,887	69,450	212,028	205,794
Restructuring costs	1,279	0	14,777	0

Operating Income	47,580	58,216	155,580	173,361
Equity in pretax earnings of unconsolidated affiliates	5,581	8,168	5,675	9,711
Interest expense	12,029	11,577	34,311	37,495

Income before income taxes and other items	41,132	54,807	126,944	145,577
Income taxes	14,602	19,182	45,065	50,952
Minority interests	2,745	2,511	2,874	4,091

Net Income	$23,785	$33,114	$79,005	$90,534

Earnings per common share	$0.95	$1.26	$3.09	$3.39

Diluted earnings per share	$0.94	$1.26	$3.08	$3.38

Retained earnings - beginning of period			$569,059	$540,546
Net income			79,005	90,534
Cash dividends declared ($1.06 - 2003, $1.00 - 2002)			(26,831)	(26,501)
Purchase of common stock, net of shares issued			(46,104)	(38,242)

Retained earnings - end of period			$575,129	$566,337

See accompanying notes.

Universal Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	March 31, 2003	March 31, 2002	June 30, 2002
ASSETS
Current
Cash and cash equivalents	$48,610	$61,836	$58,003
Accounts receivable	311,232	248,173	301,197
Advances to suppliers	139,993	92,788	53,684
Accounts receivable - unconsolidated affiliates	6,183	7,675	5,647
Inventories - at lower of cost or market:
Tobacco	530,876	507,136	453,417
Lumber and building products	137,480	76,690	80,848
Agri-products	73,184	79,558	83,634
Other	25,195	22,207	32,103
Prepaid income taxes	14,846	12,393	6,297
Deferred income taxes	11,552	8,030	5,945
Other current assets	23,311	18,252	24,262

Total current assets	1,322,462	1,134,738	1,105,037
Property, plant and equipment - at cost
Land	35,265	26,593	27,214
Buildings	281,955	247,281	252,831
Machinery and equipment	654,930	545,186	565,414

	972,150	819,060	845,459
Less accumulated depreciation	482,142	442,181	452,963

	490,008	376,879	392,496
Other assets
Goodwill	121,333	117,330	117,939
Other intangibles	5,725	10,035	7,330
Investments in unconsolidated affiliates	91,126	81,761	89,762
Deferred income taxes	36,482	38,795	45,346
Other noncurrent assets	88,495	89,838	86,505

	343,161	337,759	346,882

	$2,155,631	$1,849,376	$1,844,415

See accompanying notes.

Universal Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	March 31, 2003	March 31, 2002	June 30, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Notes payable and overdrafts	$355,116	$175,840	$126,798
Accounts payable	296,407	249,239	288,741
Accounts payable - unconsolidated affiliates	5,573	2,720	10,153
Customer advances and deposits	103,726	92,218	83,528
Accrued compensation	20,383	18,463	24,444
Income taxes payable	32,597	37,522	15,353
Current portion of long-term obligations	83,385	120,335	124,414

Total current liabilities	897,187	696,337	673,431
Long-term obligations	498,680	434,270	435,592
Postretirement benefits other than pensions	39,857	39,213	38,666
Other long-term liabilities	63,955	75,017	63,791
Deferred income taxes	18,550	2,581	16,640
Minority interests	27,084	27,883	28,300
Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
Common stock, no par value, authorized 100,000,000 shares, 24,893,354 issued and outstanding shares (26,224,954 at June 30, 2002)	87,035	84,016	90,157
Retained earnings	575,129	566,337	569,059
Accumulated other comprehensive income	(51,846)	(76,278)	(71,221)

Total shareholders’ equity	610,318	574,075	587,995

	$2,155,631	$1,849,376	$1,844,415

See accompanying notes.

Universal Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended March 31, 2003 and 2002

(In thousands of dollars)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,005	$90,534
Depreciation	34,000	37,000
Amortization	4,000	4,000
Other adjustments to reconcile net income to net cash provided by operating activities	12,000	8,000
Changes in operating assets and liabilities	(156,398)	(51,238)

Net cash provided (used) by operating activities	(27,393)	88,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(87,000)	(79,000)
Purchase of business, net of cash acquired	(69,000)	(14,000)

Net cash used in investing activities	(156,000)	(93,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	228,000	(15,000)
Issuance of long-term debt	144,000	38,500
Repayment of long-term debt	(122,000)	—
Purchases of common stock, net	(49,000)	(40,000)
Dividends paid	(27,000)	(26,500)

Net cash provided (used) in financing activities	174,000	(43,000)

Net decrease in cash and cash equivalents	(9,393)	(47,704)
Cash and cash equivalents at beginning of year	58,003	109,540

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,610	$61,836

See accompanying notes.

Universal Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

All figures contained herein are unaudited.

1).	Universal Corporation, with its subsidiaries (the “Company” or “Universal”), has operations in tobacco, lumber and building products, and agri-products. Because of the seasonal nature of these businesses, the results of operations for the quarter and nine months ended March 31, 2003, are not necessarily indicative of results to be expected for the year ending June 30, 2003. All adjustments necessary to state fairly the results for such periods have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. Such reclassifications are not material to the Company’s results.

2).	Guarantees and other contingent liabilities: The Company has adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The adoption of FAS Interpretation No. 45 did not have a material impact on the Company’s financial statements. Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At March 31, 2003, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $75.8 million. About 60% of these guarantees expire within one year, and the remainder expire within 5 years. The Company withholds payments due to the farmer on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers.

Other contingent liabilities total approximately $15.1 million and include value-added tax payments that would be required if subsidiaries fail to export tobacco. They also include bid and performance bonds.

The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote, and the accrual recorded for exposure under them was not material at March 31, 2003.

If the political situation in Zimbabwe were to deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was $41 million at March 31, 2003.

3).	On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated, and Southwestern Tobacco Company, Incorporated, who were subsidiaries of Universal Corporation at that time (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that the defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys’ fees, and costs of litigation. On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying the class. The Company Subsidiaries petitioned the U.S. Court of Appeals for the Fourth Circuit for appeal of the class certification pursuant to Rule 23(f) of the Federal Rules of Civil Procedure, and the petition was denied. Trial is currently scheduled for April, 2004. The Company Subsidiaries intend to vigorously defend the DeLoach Suit. The suit is still in its initial stages, and at this time, no estimate can be made of the impact on the Company that could result from an unfavorable outcome at trial.

The Directorate General—Competition of the European Commission (“DG Comp”) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company’s Spanish subsidiary, Tabacos Espanoles, S.A. (“TAES”), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly structured market for green tobacco in Spain. At this time, no estimate can be made of the amount or timing of the fine, if any, that the DG Comp may assess on TAES.

4).	During the quarter, the Company recorded a $1.3 million restructuring charge associated with continued consolidation of U.S. tobacco operations. The charge was to record the severance cost associated with approximately 940 seasonal production employees and two full time production employees. For the nine-month period, the Company recorded approximately $14.8 million in restructuring charges. During the three- and nine-month periods ended March 31, 2003, the Company paid approximately $600 thousand and $2.5 million, respectively, associated with the plan, to 32 employees.

Changes in severance liabilities are shown below:

	2003	2002
Severance Liabilities (in millions of dollars)
Balance as of June 30	$2.0	$6.3
Restructuring charges	14.8	—
Payments	(2.5)	(4.2)

Balance as of March 31	$14.3	$2.1

5).	During the current quarter, the Company adopted Statement of Financial Accounting Standard No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” This statement amended Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under Statement No. 148, the following table presents pro forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards.

	THREE MONTHS		NINE MONTHS
	2003	2002	2003	2002
Periods ended March 31,
Net income (in thousands of dollars)	$23,785	$33,114	$79,005	$90,534
Stock-based employee compensation cost, net of tax effect, under fair value accounting	1,646	1,360	1,646	1,360

Pro forma net income under fair value method	$22,139	$31,754	$77,359	$89,174

Earnings per share – basic	$0.95	$1.26	$3.09	$3.39
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	0.07	0.05	0.06	0.05

Pro forma earnings per share – basic	$0.88	$1.21	$3.03	$3.34

Earnings per share – diluted	$0.94	$1.26	$3.08	$3.38
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	0.07	0.05	0.06	0.05

Pro forma earnings per share – diluted	$0.87	$1.21	$3.02	$3.33

The Black-Scholes option valuation model was used to estimate the fair value of the options granted in the quarter and the nine months ending March 31, 2003, and 2002. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company’s option plans have characteristics that differ from traded options. In management’s opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	2003	2002
Periods ended March 31,
Assumptions:
Risk-free interest rate	3.30%	2.53%
Expected life, in years	5.18	1.79
Expected volatility	0.307	0.310
Expected dividend yield	3.79%	3.59%
Results:
Fair value of options granted	$7.12	$5.13

6).	The following table sets forth the computation of earnings per share and diluted earnings per share.

	THREE MONTHS		NINE MONTHS
	2003	2002	2003	2002
Periods ended March 31,
Net income (in thousands of dollars)	$23,785	$33,114	$79,005	$90,534

Denominator for earnings per share:
Weighted average shares	25,113,927	26,303,870	25,601,522	26,683,863
Effect of dilutive securities:
Employee stock options	90,871	69,969	58,591	105,956

Denominator for diluted earnings per share	25,204,798	26,373,839	25,660,113	26,789,819

Earnings per share	$0.95	$1.26	$3.09	$3.39

Diluted earnings per share	$0.94	$1.26	$3.08	$3.38

7).	Comprehensive Income:

	THREE MONTHS		NINE MONTHS
	2003	2002	2003	2002
	(in thousands of dollars)
Periods ended March 31,
Net income	$23,785	$33,114	$79,005	$90,534
Foreign currency translation adjustment	7,791	(4,464)	19,375	(2,279)

Comprehensive income	$31,576	$28,650	$98,380	$88,255

8).	Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	THREE MONTHS		NINE MONTHS
	2003	2002	2003	2002
	(in thousands of dollars)
Periods ended March 31,
SALES AND OTHER OPERATING REVENUES
Tobacco	$361,200	$331,143	$1,218,957	$1,197,780
Lumber/building products	128,916	120,727	412,250	387,544
Agri-products	103,720	95,203	328,483	322,401

Consolidated total	$593,836	$547,073	$1,959,690	$1,907,725

OPERATING INCOME
Tobacco	$53,928	$63,792	$166,398	$169,797
Lumber/building products	3,032	4,714	16,889	18,407
Agri-products	2,580	2,985	8,936	10,313

Total segment operating income	59,540	71,491	192,223	198,517
Less:
Corporate expenses	5,100	5,107	16,191	15,445
Restructuring costs	1,279	—	14,777	—
Equity in pretax earnings of unconsolidated affiliates	5,581	8,168	5,675	9,711

Consolidated total	$47,580	$58,216	$155,580	$173,361

9).	Subsequent event:

In its fourth quarter, the Company will take a charge of $12.5 million before taxes, or $6.5 million after taxes and minority interests, because it is in the process of restructuring its operations in Zimbabwe in response to expectations of smaller crops there in the future.

In addition, the Company expects to recognize a fourth quarter gain of about $17 million, or approximately $12 million after minority interests, on remeasurement of local currency debt in the African region, resulting from government adjustment of the export exchange rate. This gain will not be taxable in the country of origin. Consistent with Company policy, there will be no provision for U.S. income taxes on the gain. Consequently, the Company expects its overall effective tax rate to be unusually low in fiscal year 2003 at approximately 32%. We are unable to estimate at this time the Company’s overall effective tax rate in fiscal year 2004, except the rate should return to 36%, at a minimum.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at March 31, 2003, was $425.3 million compared to $431.6 million at June 30, 2002, a decrease of approximately $6.3 million. Although this decrease in working capital was small, its components primarily reflected normal seasonal patterns. Our tobacco inventories at $530.9 million were about $77.5 million higher than the balance at June 30, 2002. Inventories usually increase during the first half of the fiscal year when tobacco is received and processed in Africa and the United States, and is awaiting shipment to customers. During the third quarter, the balance begins to decline again reaching a low point in the fourth quarter. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, which depends upon our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. Customer deposits provided $103.7 million of the needed funding, up $20.2 million from the seasonally low June balance. We generally do not purchase material quantities of tobacco on a speculative basis; thus, the increase in inventory represents primarily tobacco that has been committed to customers. In January 2003, we acquired JéWé, a leading distributor of lumber and building products to do-it-yourself markets based primarily in The Netherlands and operating in other European countries. The JéWé acquisition and the strength of the euro caused most of the $56.6 million increase in lumber and building products inventory.

With some exceptions, our international tobacco operations generally conduct business in U.S. dollars, thereby limiting foreign exchange risk to local processing and overhead costs. However, for those tobacco and non-tobacco subsidiaries who conduct their business in other currencies, changes in currency exchange rates can affect the translation of their financial statements, and in some cases give rise to currency gains or losses. Agri-product and lumber operations enter into foreign exchange contracts to hedge firm purchase and sales commitments for terms of less than six months. Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. As of March 31, 2003, interest on over 60% of our $937 million in debt was based on variable market interest rates in order to better match the interest rates that we charge our customers.

We invested about $312 million in our operations during the nine months ended March 31, 2003. That amount represents $156 million in net cash used in investing activities and $156 million in changes in operating assets and liabilities. The investments were an acquisition, capital expenditures, seasonal increases in working capital items, such as inventory and receivables, and additional working capital items needed as we continued to replace the volume decline in Zimbabwe. In January 2003, we spent about $69 million in an acquisition, and capital expenditures, primarily related to our U.S. projects, totaled about $87 million during the nine months. About 75% of the remaining $156 million increase in operating assets was seasonal, and included both the $77.5 million increase in tobacco inventory and about $53 million of the $86.3 million increase in advances to suppliers. The remaining 25% was an increase in working capital investment above our usual seasonal requirements. This expenditure was needed to build volumes in several African countries to replace the decline in Zimbabwe.

We funded the $312 million investment, as well as $49 million in stock repurchases and $27 million in dividend payments, using about $250 million in debt, about $9 million of available cash, and $129 million in additional cash produced by our operations during the nine months. The $250 million increase in debt comprised the $228 million increase in notes payable and the $63 million in long-term debt, net of the $41 million decrease in the current portion of long-term obligations.

During the first nine months of fiscal year 2003, we purchased nearly 1.3 million shares of our common stockfor approximately $49 million, leaving 24.9 million shares outstanding as of March 31, 2003. Of the $450 million approved by our Board of Directors, approximately $103 million remained available for future purchases. Our total shareholders’ equity has increased since June 30, 2002, primarily because when we translated the accounts of our euro-based subsidiaries to U.S. dollars, the stronger euro caused a $19 million increase in accumulated other comprehensive income, which is a component of shareholders’ equity.

By December 31, 2002, we had issued $99.5 million in medium-term notes with interest rates ranging from 5.1% to 6.1% and maturities ranging from five to ten years. The issuance completed the sale of all of the securities registered pursuant to a $400 million shelf registration filed in 2000. On February 12, 2003, we filed a shelf registration statement with the Securities and Exchange Commission to register $400 million in debt securities under the Securities Act of 1933. That registration is not yet effective. In addition, on February 28, 2003, we retired $120 million of 8.5% notes at their maturity.

On December 26, 2002, one of our subsidiaries entered into a secured $12 million term loan. Universal Corporation guaranteed the loan, and it is secured by an aircraft. It matures on December 31, 2007, and under some conditions, which include minimum credit ratings, earnings levels, and the absence of default, our subsidiary can exercise an extension option for an additional four years. The proceeds of these financings were used for general corporate purposes.

On April 7, 2003, we entered new bank facilities totaling $375 million. The facilities replaced those totaling $295 million, which we terminated on that date. Of the new issue, $125 million represents a term loan that will mature on April 7, 2006. We received the proceeds of that loan on April 10, 2003, and used them to reduce short-term notes payable. The remaining $250 million is a revolving credit facility that also matures on April 7, 2006. The latter facility is intended to support short-term borrowings, including the issuance of commercial paper. Both agreements require that we meet financial covenants relating to minimum tangible net worth, minimum working capital, and maximum levels of long-term debt.

We believe that our liquidity and capital resources at March 31, 2003, remained adequate to support our foreseeable operating needs.

Results of Operations

Net income for the third quarter, ended March 31, 2003, was $23.8 million, or $.94 per diluted share, compared to $33.1 million, or $1.26 per diluted share, in the third quarter of fiscal year 2002. For the nine months, net earnings were $79.0 million, or $3.08 per diluted share, compared to $90.5 million, or $3.38 per diluted share a year ago. Results for the nine-month period ended March 31, 2003, include $14.8 million in restructuring charges before taxes, $9.5 million after taxes, related to the consolidation of U.S. operations.

Revenues were $594 million in the quarter and $2 billion for the first nine months of fiscal year 2003 compared to $547 million and $1.9 billion, respectively, in the comparable periods of fiscal year 2002.

Tobacco segment operating income of about $54 million was lower in the quarter reflecting a decline in shipments from a number of origins including the United States and Europe, and from our Oriental joint venture. Despite higher sales of South American tobacco during the quarter, margins were lower resulting in a decline in comparable period earnings from sales of that origin’s tobacco. Results for the nine months of $166.4 million lagged last year’s levels by $3.4 million, primarily as a result of the significant decline in African shipments and lower old crop Oriental leaf sales. South American volumes were up sharply for the nine months, with large volume increases recorded in both Brazil and Argentina. Strong demand for Brazilian leaf continues to be driven by efforts by manufacturers to replace volumes lost in Zimbabwe due to the continuing political turmoil in that country. Argentine leaf has become more attractive in world markets as a result of the devaluation of the peso. Dark tobacco leaf sales were lower both in the quarter and in the nine months reflecting lower volumes in both periods.

Lumber and building products segment operating income was down by about $1.7 million in the quarter and $1.5 million for the nine months as construction activity continued to be negatively impacted by the sluggish Dutch economy. However, the benefit from the weaker dollar in both periods significantly helped to alleviate a decline in the earnings of these operations on translation to the U.S. dollar. Agri-products results were also lower by $400 thousand for the quarter and by $1.4 million for the year to date due to unfavorable market conditions for tea and canned meats. This was partially offset by a good performance in nuts and dried fruit. Confectionery sunflower seeds experienced higher sales volumes in the quarter, but continued to be down for the nine months.

So far, the year has developed much as we had expected with the Company facing significant challenges in a number of areas. One of these has clearly been the streamlining and consolidation of U.S. operations where a $14.8 million before-tax charge has been incurred to right-size our U.S. operations to be able to compete effectively in the U.S. market. As we have said before, U.S. crops will continue to decline as customers continue to seek more competitively priced leaf supplies in other areas where we have operations. U.S. leaf can only become competitive in the world market if the archaic and ineffective U.S. tobacco program undergoes major surgery. While there are a number of legislative proposals now circulating that would modify the program, and in some cases, even eliminate it, no consensus has yet emerged, raising questions as to the likelihood of needed congressional action in the near future. Zimbabwe continues to be a challenge. We are in the process of restructuring our operations there in response to expectations of smaller crops in the future and will take a charge of about $12.5 million before tax, or $6.5 million after taxes and minority interests, in our fourth quarter. In addition, the Company expects to recognize a fourth quarter gain of about $17 million, or approximately $12 million after minority interests, on remeasurement of local currency debt in the African region, resulting from government adjustment of the export exchange rate. This gain will not be taxable in the country of origin. Consistent with Company policy, there will be no provision for U.S. income taxes on the gain. Consequently, the Company expects its overall effective tax rate to be unusually low in fiscal year 2003 at approximately 32%. We are unable to estimate at this time the Company’s overall effective tax rate in fiscal year 2004, except the rate should return to 36%, at a minimum.

Difficult conditions continue for a number of our agri-product operations and for our lumber and building products distribution companies, which are affected by the soft economy in Europe, particularly in The Netherlands. However, we are pleased with the results of these operations this year given the very tough environment. We have experienced very strong sales of tobacco from Brazil and Argentina resulting in a very positive contribution to earnings. We remain confident that our strategy is working and that management is dealing effectively with the many challenges we face. We are looking forward to a good fourth quarter and expect net income for the full year to range between $110 million and $115 million, compared to $106.7 million last year.

Accounting Pronouncements

The Company has adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, it clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of FAS Interpretation No. 45 did not have a material impact on the Company’s financial statements. The disclosure requirement of Interpretation No. 45 is presented in Note 2 of Notes to Consolidated Financial Statements.

The Company also adopted Statement of Financial Accounting Standard No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” This statement amended Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this Statement, the Company is required to report pro forma net income and basic and diluted earnings per share each quarter as if the fair value-based method had been applied to all awards. This information is provided in Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates fall. As of March 31, 2003, tobacco inventory of $530.9 million comprised $457.4 million in inventory that was committed for sale to customers and $73.5 million that was not committed. Committed inventory, after deducting $103.7 million in customer deposits, represents our net exposure of $353.7 million. To manage that risk, we maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements. Our debt carried at variable interest rates either on its face or through derivative instruments was $582 million, in order to substantially mitigate interest rate risk related to carrying fixed-rate debt. Of the $582 million in variable-rate debt, $123.5 million represented hedges of fixed rate debt in which we receive fixed rate payments and pay variable rate payments based on LIBOR. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $6 million, about 60% of that amount should be offset with changes in customer charges.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs and overhead in the source country. Most of the operations are accounted for using the U.S. dollar as the functional currency. Because there is no forward foreign exchange market in many of our major countries of tobacco origin, we manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net investment in individual countries. In these countries, we are vulnerable to currency gains and losses to the extent that any local currency balances do not offset each other. These net exposures have been very small and vary seasonally; however, due to the adjustment of the Zimbabwe dollar export rate subsequent to our subsidiary’s third quarter balance sheet date, remeasurement of the local debt associated with restructuring charges will cause us to record a gain of approximately $17 million in our fourth quarter. Our recurring exchange gains and losses remain immaterial. We have recognized exchange losses in our statements of income of $4.3, $3.4, and $2.1 million in each of fiscal years 2002, 2001, and 2000 respectively, including $2.9 million, $1.7 million, and $1.6 million resulting from remeasurement.

Our lumber and building products operations, which are based in The Netherlands, use the euro as their functional currency. In certain non-export tobacco markets, we also use the local currency as the functional currency. Examples of these domestic markets are Poland, Hungary, and Canada. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.

Commodity

We use commodity futures in our rubber trading business to reduce the risk of price fluctuations. We do not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amount recorded during the nine months was not material.

Derivatives Policies

Hedging interest rate exposure using swaps and hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in keeping with management’s policies. We may use derivative instruments, such as swaps, forwards, or futures, which are based directly or indirectly upon interest rates, currencies, and commodities, to manage and reduce the risks inherent in interest rate, currency, and price fluctuations.

We do not utilize derivatives for speculative purposes, and we do not enter into market risk sensitive instruments for trading purposes. Derivatives are transaction specific so that a specific debt instrument, contract, or invoice determines the amount, maturity, and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel, and an internal audit program to monitor its effectiveness. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent balance sheet.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated, and Southwestern Tobacco Company, Incorporated, who were subsidiaries of Universal Corporation at that time (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that the defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys’ fees and costs of litigation. On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying the class. The Company Subsidiaries petitioned the U.S. Court of Appeals for the Fourth Circuit for appeal of the class certification pursuant to Rule 23(f) of the Federal Rules of Civil Procedure, and the petition was denied. Trial is currently scheduled for April 2004. The Company Subsidiaries intend to vigorously defend the DeLoach Suit. The suit is still in its initial stages, and at this time no estimate can be made of the impact on the Company that could result from an unfavorable outcome at trial.

The Directorate General—Competition of the European Commission (“DG Comp”) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company’s Spanish subsidiary, Tabacos Espanoles, S.A. (“TAES”), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly structured market for green tobacco in Spain. At this time, no estimate can be made of the amount or timing of the fine, if any, that the DG Comp may assess on TAES.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10.1.	Term Loan Credit Agreement dated as of April 7, 2003, by and among the Registrant, each of the Registrant’s subsidiaries identified therein as a “Guarantor” and such other entities as may from time to time become a party thereto, the lenders named therein and such other lenders as may become a party thereto, and Wachovia Bank, National Association, as Administrative Agent. *

12.	Ratio of Earnings to Fixed Charges *

99.1.	Statement of Chief Executive Officer *

99.2.	Statement of Chief Financial Officer *

b.	Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the quarter for which this report is filed.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2003	UNIVERSAL CORPORATION
(Registrant)

/s/ HARTWELL H. ROPER
Hartwell H. Roper, Vice President and Chief Financial Officer

/s/ JAMES A. HUFFMAN
James A. Huffman, Controller (Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING UNIVERSAL

CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR

THE PERIOD ENDED MARCH 31, 2003

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

Date: May 8, 2003

/s/ ALLEN B. KING
Allen B. King
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING UNIVERSAL

CORPORATION’S QUARTERLY REPORT ON FORM 10-Q FOR

THE PERIOD ENDED MARCH 31, 2003

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

Date: May 8, 2003

/s/ HARTWELL H. ROPER
Hartwell H. Roper
Vice President and Chief Financial Officer