Form 10-K
period 2003-06-30
UNIVERSAL CORP /VA/
filed 2003-09-16
CIK 102037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-652

UNIVERSAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0414210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 North Hamilton Street, Richmond, Virginia 23230	804-359-9311
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by “X” mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by “X” mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by “X” mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $806 million at December 31, 2002. As of September 8, 2003, the total number shares of common stock outstanding was 24,980,847.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the September 23, 2003 Proxy Statement for the Annual Meeting of Shareholders of registrant is incorporated by reference into Part III hereof.

PART I

Item 1. Business

A. The Company

Universal Corporation (which together with its subsidiaries is referred to herein as “Universal” or the “Company”) is the world’s largest independent leaf tobacco merchant and has operations in agri-products and the distribution of lumber and building products. The Company’s consolidated revenues and total segment operating income were approximately $2.6 billion and $275 million, respectively, in fiscal year 2003. Universal’s tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended June 30, 2003, tobacco operations accounted for 60% of revenues and 85% of segment operating income. In fiscal year 2003, Universal’s agri-products operations accounted for 17% of revenues and 4% of segment operating income. Lumber and building products accounted for 23% of revenues and 11% of segment operating income in the same period. Universal conducts its operations in numerous foreign countries. In fiscal year 2003, approximately 33% and 28% of the Company’s revenue was recognized in the United States and the Netherlands, respectively. At June 30, 2003, approximately 44% of Universal’s long-lived assets were in the United States, approximately 21% were in the Netherlands, and approximately 13% were in Brazil. See Note 10 of “Notes to Consolidated Financial Statements” for additional business segment and geographical information.

Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. The Company’s two primary subsidiaries are Universal Leaf Tobacco Company, Incorporated (“Universal Leaf”) and Deli Universal, Inc. (“Deli”). The Company’s tobacco business is generally conducted through Universal Leaf, and the Company’s non-tobacco business is generally conducted through Deli, although Deli also owns some minor tobacco business interests and approximately 10% of Universal Leaf’s major tobacco operations in Brazil. See Exhibit 21 of “Subsidiaries of the Registrant” for additional subsidiary information.

The Company’s business strategy is to enhance shareholder value by achieving several key objectives:

•	Management believes that it is essential that the Company operate as one entity worldwide with strong local management in major leaf tobacco source markets.

•	In order to achieve growth in the current market for leaf tobacco, the Company will continue to foster strategic alliances with its customers to the benefit of all parties. These alliances with major manufacturers are, in management’s opinion, especially appropriate to the leaf tobacco industry where volume is a key factor in long-term profitability. Alliances also permit the optimization of the Company’s inventory levels to reduce risk of loss during market downturns by enabling the Company to buy only the tobacco that a customer has indicated it wants.

•	Management will focus on increasing market share in traditional tobacco growing areas while continuing to find additional sources of export quality tobacco.

•

The Company will strive to maintain diversified sources of leaf tobacco supply to minimize reliance on any one area. Historically, North America, South America, and Africa each have provided between 20% and 30% of the aggregate volume of flue-cured and burley tobacco that Universal handles. However, because of the decline in Zimbabwe crops, South

America provided about 40% of the aggregate volume that Universal handled in fiscal year 2003. The Company is working to increase supply from other sources.

•	The Company will strive to maintain a large presence in the major exporting markets for flue-cured and burley tobaccos in order to properly supply its customers, many of whom are large manufacturers of tobacco products. Universal has usually purchased between 25% and 30% of such Brazilian tobaccos and between 35% and 45% of such African tobacco. These percentages can change from one year to another with the size, price, and quality of the crops. The Company also has major processing facilities in the United States, which normally process between 35% and 45% of U.S. flue-cured and burley tobacco production.

•	Management will strive to maintain the Company’s financial strength including its current “investment grade” rating by Moody’s Investor Service (Baa1) and Standard & Poor’s (A–).

•	The Company will develop its non-tobacco businesses in niche markets where it can add value and be a market leader.

For a discussion of the impact of current trends on the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions.”

The Company’s website address is www.universalcorp.com. On its website, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Section 16 reports on Forms 3, 4 and 5, and any amendments to those reports filed with or furnished to the Securities and Exchange Commission. All such filings on the Company’s website are available free of charge. Information on the Company’s website is not deemed to be incorporated by reference into this Form 10-K.

B. Description of Tobacco Business

General

Universal’s tobacco business includes selecting, buying, shipping, processing, packing, storing, and financing of leaf tobacco in tobacco growing countries for sale to, or for the account of, manufacturers of tobacco products throughout the world. Universal does not manufacture cigarettes or other consumer tobacco products. Most of the Company’s tobacco revenues are derived from sales of processed tobacco and from fees and commissions for specific services.

The Company’s tobacco sales consist primarily of flue-cured and burley tobaccos, which, along with oriental tobaccos, are the major ingredients in American-blend cigarettes. The Company participates in the sale of oriental tobacco through ownership of a 49% equity interest in what management believes to be the largest oriental tobacco leaf merchant in the world, Socotab, L.L.C. According to industry sources, worldwide cigarette consumption increased, on average, about 0.7% per year during the ten years that ended in 2002. During the same ten-year period, American-blend cigarette consumption increased about 1.2% per year, a faster growth rate than total world consumption, as the popularity of this style of cigarettes increased. Management believes that American-blend consumption will continue to increase as a percent of the world total, which will increase demand for flavorful flue-cured and burley leaf from areas where the Company sources tobacco. In addition, the growth of

American-blend cigarette consumption will increase demand for oriental leaf tobacco, which is sold by Socotab L.L.C. For a discussion of the impact of current trends on the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions.”

Processing of leaf tobacco is an essential service to the Company’s customers because tobacco is a perishable material. The Company’s processing of leaf tobacco includes grading in the factories, blending, quality picking, separation of leaf lamina from the stems, drying, and packing to precise moisture targets for proper aging. Accomplishing these tasks generally requires investment in plants and machinery in areas where the tobacco is grown.

Universal believes it has a leading presence as a purchaser and processor in the major exporting regions for flue-cured and burley tobacco. The Company also has a major presence in the United States in processing flue-cured and burley tobacco. In addition, Universal maintains a presence, and in certain cases, a leading presence, in virtually all other tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its operations in all of the major source areas, its development of processing equipment and technologies, its financial position, its ability to meet customer demand, and its long-standing relationships with customers. Universal also has a leading position in worldwide dark tobacco markets. Its dark tobacco operations are located in most of the major producing countries (i.e., the United States, the Dominican Republic, Indonesia, and Brazil) and other markets. Dark tobaccos are typically used in the manufacture of cigars, pipe tobacco, and smokeless tobacco products.

Sales are made by Universal’s sales force and, to a lesser degree, through the use of commissioned agents. Most customers are long-established tobacco product manufacturers.

Universal purchases tobaccos in the United States directly from farmers under contract and is represented by its buyers on selected U.S. auction markets for flue-cured, light air-cured (burley and Maryland), air-cured, dark fired, and dark air-cured tobaccos. The Company sells processed U.S. tobacco to several foreign cigarette manufacturers. The Company also processes U.S. flue-cured and burley tobacco for Philip Morris USA Inc. pursuant to a non-exclusive ten-year contract executed in May 2001.

In the United States, flue-cured and burley tobacco crops were traditionally sold at public auction, but these markets have undergone a fundamental change in recent years. The U.S. Department of Agriculture has reported that, during the Company’s fiscal year 2003, nearly 80% of U.S. flue-cured tobacco and nearly 75% of the U.S. burley tobacco crops were sold pursuant to contracts with farmers. Management expects that comparable portions of those crops will be sold under contract for the foreseeable future. Under the current U.S. contract system, purchasers generally buy a farmer’s entire tobacco crop. The shift to contract purchasing in the United States has changed the risk characteristics of the U.S. flue-cured and burley tobacco markets for tobacco purchasers by increasing the possibility of accumulation of inventories of grades of tobacco that customers do not desire. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions.”

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

Universal conducts its tobacco business in varying degrees in a number of foreign countries, including Argentina, Belgium, Brazil, Canada, Colombia, the Dominican Republic, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People’s Republic of China, the Philippines, Poland, Portugal, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, Uganda, the United Kingdom, Zambia, and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Greece, Macedonia, and Turkey.

In the majority of countries where Universal operates, including Argentina, Brazil, Guatemala, Hungary, Italy, Mozambique, Mexico, Tanzania, the United States, and Zambia, the Company contracts directly with tobacco farmers, in most cases before harvest, and thereby takes the risk that the delivered quality and quantity will not meet market requirements. Universal also provides agronomy services and crop advances of or for seed, fertilizer, and other supplies. Tobacco in Zimbabwe, Malawi, Canada, and to a certain extent, India and the United States, is purchased under an auction system. The Company has substantial capital investments in South America, particularly Brazil, and sub-Saharan Africa, and the performance of its operations in these regions can materially affect the Company’s earnings from tobacco operations. For example, the Company has significant operations in Zimbabwe, which continues to experience political and economic unrest. If the political situation in Zimbabwe were to deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was $61 million at June 30, 2003. To the extent that the Company could not replace lost volumes of tobacco with tobacco from other sources, its results of operations would suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

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

Customers

A material part of the Company’s tobacco business is dependent upon a few customers. For the year ended June 30, 2003, each of Altria Group, Inc. and Japan Tobacco Inc., including its respective affiliates, accounted for more than 10% of the Company’s revenues. The loss of, or substantial reduction in business from, either of these customers would have a material adverse effect on the Company. The Company has long-standing relationships with these two customers.

Universal had orders from customers of nearly $469 million for its tobacco inventories at June 30, 2003. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the following twelve months. Typically, delays in the delivery of orders result from changing customer requirements.

The Company recognizes sales and revenue from tobacco operations at the time that title to the tobacco and risk of loss passes to the customer. Individual shipments may be large, and since the customer typically specifies shipping dates, the Company’s comparative financial results may vary significantly between reporting periods.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the firm’s ability to satisfy customer specifications in the buying, processing, and financing of tobacco as well as the price charged for products and services. Competition varies depending on the market or country involved. The number of competitors in foreign markets varies from country to country, but there is competition in most areas to buy the available tobacco. The Company’s principal competitors are DIMON Incorporated and Standard Commercial Corporation. In addition, British American Tobacco p.l.c., a multinational tobacco product manufacturer, has subsidiaries that compete with the Company in some markets. Of the independent leaf tobacco industry competitors, Universal believes that it holds the largest worldwide market share.

C. Description of Agri-Products Business

The Company’s agri-products business involves selecting, buying, processing, storing, shipping, financing, distributing as well as importing and exporting of a number of products, including tea, rubber, sunflower seeds, nuts, dried fruit, and canned and frozen foods.

The emphasis of the Company’s agri-products business is on value-adding activities and trading of physical products in markets where a service can be performed in the supply system from the countries of origin to the consuming industries. In a number of countries, long-standing sourcing arrangements for certain products or value-adding activities through modern processing facilities for tea, sunflower seeds, and nuts contribute to the stability and profitability of the business. Seasonal effects on trading are limited.

The Company provides various products to numerous large and small customers in the retail food and food packaging industry and in the rubber and tire manufacturing industry. Generally, there are no formal, continuing contracts with these customers, although business relationships may be long standing. No single customer accounted for 10% or more of the Company’s consolidated revenues.

Competition among suppliers in the agricultural products in which Universal deals is based on price as well as the ability to meet customer requirements in product quality, buying, processing, financing, and delivery. The number of competitors in each market varies from country to country, but there is competition for all products and markets in which the Company operates. Some of the main competitors are: Agway, Akbar Brothers, American Eagle, Centrotrade, Dahlgren, Ennar, James Finlay, Global, Kaytee, LAB, Lipton, Pennington, Metallgeschellschaft/SAFIC Alcan, Stassens, STT/Wurfbain, Sunshine, and Universal Tea.

For a discussion of recent developments and trends in, and factors that may affect, the Company’s agri-products business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

D. Description of Lumber and Building Products Business

The Company is engaged in the lumber and building products distribution and processing business in the Netherlands, Belgium, and other countries in Europe. The majority of lumber products are purchased outside the Netherlands, principally in the Far East, North America, Russia, and Scandinavia.

The Company’s lumber and building products business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. In addition, some lumber and building products, such as garden timber, are seasonal in nature. The business is also subject to exchange risks and other normal market and operational risks associated with lumber operations centered in Europe, including general economic conditions in the countries where the Company is located and related trends in the building and construction industries. Labor costs are a significant portion of the total costs for this segment, and most of the employees in the segment are subject to industry-wide collective labor agreements that determine wage increases for the entire industry.

The Company’s activities in this segment are conducted through three business units: regional sales, wholesale sales, and industrial sales. The regional sales unit distributes and sells lumber and related building products through a network of regional outlets, mainly to the building and construction market. The wholesale business unit supplies lumber merchants, ceiling and wall contractors, and do-it-yourself and garden centers with a wide range of lumber-related products, including panel products, ceiling tiles, and doors and a number of outdoor living products, including garden timber and garden houses manufactured by the Company. During fiscal year 2003, the Company acquired Willemstein’s Industriele Ondernemingen B.V. (“JéWé”), a leading manufacturer and distributor of moldings and other related products to do-it-yourself chains. The acquisition was not material to the Company’s results of operations or financial condition. The industrial sales unit primarily distributes value-added softwood products and window frames to the prefabrication and construction industries.

The Company carries inventories to meet customer demands for prompt delivery. The level of inventories is based on a balance between providing service and continuity of supply to customers and achieving the highest possible inventory turns. It is traditional business practice in this industry in the Netherlands to insure most accounts and notes receivable against uncollectibility for the majority of the amount owed. The Company generally does not provide extended payment terms to its customers. No single customer accounted for 10% or more of the Company’s consolidated revenues.

The Company’s lumber and building products sales in fiscal year 2003 accounted for about 15% of the market volume for similar products in the Netherlands. The Company’s share in the building and construction market is about 12%, which is similar to the market share of its largest competitor in this sector, PontMeyer N.V. Five additional competitors in this sector accounted for approximately 30% of the market in this period, and the balance was held by approximately 200 smaller competitors. However, traditional market boundaries are fading, and the Company increasingly competes in the wider building and construction supplies market, which is approximately four times larger than the market for lumber and building products. The primary factors of competition are quality, price, customer relationship, product range, and speed and reliability of logistics systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system, and its efficient logistics give it a competitive advantage in the Netherlands. The Company’s share of the highly fragmented Belgian lumber and building products market was approximately 2% in fiscal year 2003. For a discussion of recent developments and trends in, and factors that may affect, the Company’s lumber and building products business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

E. Employees

The Company employed over 28,000 employees throughout the world during the fiscal year ended June 30, 2003. This figure is estimated because the majority of the Company’s personnel are seasonal employees.

F. Research and Development

No material amounts were expended for research and development during the fiscal years ended June 30, 2003, 2002, and 2001.

G. Patents, etc.

The Company holds no material patents, licenses, franchises, or concessions.

H. Government Regulation, Environmental Matters and Other Matters

The Company’s business is subject to governmental regulation in the United States and in foreign jurisdictions where the Company conducts business. Such regulation includes, but is not limited to, matters relating to environmental protection. To date, governmental provisions regulating the discharge of material into the environment have not had a material effect upon the capital expenditures, earnings, or competitive position of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results” for a discussion of government regulation and other factors that may affect the Company’s business.

Item 2. Properties

The following table lists the Company’s significant properties (greater than 500,000 square feet), all of which are owned by the Company:

Location	Principal Use	Area
		(Square Feet)
Tobacco segment:

Brazil
Venancio Aires	Factory and storages	661,000
Santa Cruz	Factory and storages	2,200,000

Canada
Simcoe	Factory and storages	569,000

Malawi
Lilongwe	Factory and storages	673,000

Tanzania
Morogoro	Factory and storages	779,000

United States
Danville, Virginia[1]	Factory and storages	895,000
Nash County, North Carolina[1]	Factory and storages	1,244,000
Lancaster, Pennsylvania	Factory and storages	636,000

Zimbabwe
Harare	Factory and storages	1,065,000

[1]	Subject to encumbrances described under “Properties – Tobacco segment.”

Universal owns the land and building located at 1501 North Hamilton Street in Richmond, Virginia, where it is headquartered. The building contains approximately 83,000 square feet of floor space, which is more than adequate for the Company’s needs.

Tobacco segment

Universal’s tobacco business involves storing green tobacco, processing the green tobacco, and storing processed tobacco. Thus, the Company operates processing facilities in major tobacco growing areas. In addition, Universal requires tobacco storage facilities that are in close proximity to the processing facilities. Most of the storage facilities are owned by the Company, but it leases additional tobacco storage facilities, as the need arises, and expenses related to such leases are not material. The Company believes that the properties currently utilized in its tobacco operations are maintained in good operating condition and are suitable and adequate for their purposes at the Company’s current volumes. In its domestic tobacco processing operations, Universal currently owns and operates two large, high-volume plants that have the capacity to thresh, separate, grade, and redry tobacco. These plants are located in Nash County, North Carolina, and Danville, Virginia. In the summer of 2002, the Company completed the modernization of the Danville, Virginia, processing facility, and it recently completed the new processing facility in Nash County, North Carolina. In the opinion of management, these plants employ the latest processing technology. During fiscal year 2003, the Company closed a plant in Wilson, North Carolina.

Management believes that the improvements to the Danville facility and the construction of the Nash County facility were required to meet customer specifications. The Danville and Nash County facilities will provide efficiencies that were not attainable in the Company’s older domestic facilities. The decision to proceed with these projects was made in conjunction with the Company’s execution of a ten-year processing agreement with Philip Morris USA Inc. in May 2001. The projects are expected to cost over $130 million, and they are being funded by internal cash flow and by a loan secured by the machinery in the Danville facility and the real estate and machinery in the Nash County facility. The secured financing associated with these facilities was $72 million at June 30, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Universal owns other processing facilities in the following countries: Brazil, Hungary, Italy, the Netherlands, Poland, and the United States. In addition, the Company has ownership interests in processing plants in Guatemala and Mexico and has access to smaller processing facilities in other areas, such as Argentina, India, the Philippines, the People’s Republic of China, South Africa, Uganda, and Zambia. Socotab L.L.C., a joint venture in which Universal owns a minority interest, owns two oriental tobacco-processing plants in both Turkey and Macedonia, one in Greece, and a storage complex in the United States. Socotab L.L.C. is currently building a new factory in Bulgaria. The first stage of the Bulgarian factory was completed in fiscal year 2003, and the second stage will be completed in fiscal year 2004.

The facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. In addition, Universal operates plants in Pennsylvania, Virginia, the Dominican Republic, Germany, Indonesia, and Brazil that process tobacco used in making cigar, pipe, and smokeless products.

Agri-products segment

The Company’s agri-products business involves processing and storing a number of products, including tea, sunflower seeds, and nuts. The Company owns processing facilities for sunflower seeds, nuts, and beans in the United States as well as a tea blending facility in the Netherlands. None of these processing facilities are leased. The Company leases agri-products trading facilities around the world, including locations in the United States, the United Kingdom, Egypt, Indonesia, Kenya, Canada, Poland, Russia, and Malawi. The lease expense on these facilities is not material to the Company. Universal’s sunflower seed processing plant in Colby, Kansas, was financed in part through a government industrial development authority bond. The outstanding principal balance on the bond was approximately $355 thousand at June 30, 2003. None of the Company’s agri-products facilities exceeds 500 thousand square feet in floor space.

Lumber and building products segment

The lumber and building products business owns or leases 44 sales outlets and distribution facilities in the Netherlands and five facilities in Belgium. Most of these locations are owned. In the Netherlands, the Company also owns a facility for large-scale sawing, planing, and finger jointing of softwood products, and a manufacturing facility for building components. The Company also leases facilities for the processing of garden timber and production of garden houses in the Netherlands, Hungary, and Poland. For these products, the Company owns and leases sales offices in France, Germany, Spain, and Austria. During fiscal year 2003, through its acquisition of JéWé, the Company acquired additional production facilities in the Netherlands, which added production capabilities for a wide range of wood products for the do-it-yourself market. These items include moldings, paneling, and made-to-measure sliding doors and cupboard interiors. The lumber and building products business has production plants, warehouses, and distribution centers covering over 6 million square feet, with no one facility in excess of 500 thousand square feet.

Item 3. Legal Proceedings

On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated, and Southwestern Tobacco Company, Incorporated, which are subsidiaries of Universal Corporation (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. In May 2003, the Company Subsidiaries, along with several other domestic cigarette manufacturers and tobacco leaf dealers entered into a settlement agreement with the plaintiffs.

Under the settlement agreement, the Company Subsidiaries will collectively pay $12 million for distribution to members of the class. The total amount to be paid by all the settling defendants, of which there are five in addition to the Company Subsidiaries, to the class is approximately $212 million, plus commitments by the three settling cigarette manufacturers (i) to purchase certain volumes of domestic flue-cured and burley tobacco for at least ten years and (ii) to pay the fees of plaintiffs’ counsel when approved by the court. The settlement agreement is contingent on final approval by the court.

The Company maintains that none of its three subsidiaries party to this lawsuit or their employees have violated any antitrust laws. The Company decided to enter into the settlement in order to avoid further expense, inconvenience, and burden of this litigation; to prevent the distraction and diversion of its employees; and to put to rest this controversy with valued U.S. tobacco growers. The parties have agreed that the settlement agreement does not constitute an admission of the truth of any of the claims or allegations in the lawsuit. Because management believes it is probable that the court will ultimately approve the settlement agreement, the Company recorded a loss contingency of $12 million before taxes, or about $7.7 million after taxes, in the fourth quarter of fiscal year 2003.

The Competition Directorate-General of the European Commission (“DG Comp”) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company’s Spanish subsidiary, Tabacos Espanoles, S.A. (“TAES”), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly structured market for green tobacco in Spain. At this time, no estimate can be made of the amount or timing of the fine, if any, that the DG Comp may assess on TAES.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2003, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Common Equity

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UVV.” The following table sets forth the high and low sales prices per share of the common stock on the NYSE Composite Tape, based upon published financial sources, and the dividends declared on each share of common stock for the quarter indicated.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Cash dividends declared		$0.34	$0.36	$0.36	$0.36
Market price range	High	39.23	37.52	39.28	43.01
	Low	31.81	32.85	35.40	37.69

2002
Cash dividends declared		$0.32	$0.34	$0.34	$0.34
Market price range	High	43.05	37.54	39.45	43.00
	Low	33.37	31.74	34.90	36.01

2001
Cash dividends declared		$0.31	$0.32	$0.32	$0.32
Market price range	High	29.88	35.88	39.43	41.30
	Low	20.63	27.00	31.19	36.99

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of common stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition, and capital requirements of the Company. Under certain of its credit facilities, the Company must meet financial covenants relating to minimum tangible net worth, minimum working capital, and maximum levels of long-term debt. If the Company were not in compliance with these covenants, they would restrict the Company’s ability to pay dividends or repurchase shares of common stock under the Company’s repurchase plan. The Company was in compliance with all such covenants at June 30, 2003. At September 8, 2003, there were 2,347 holders of record of the Company’s common stock.

Common Equity Compensation Plans

Shares of the Company’s common stock are authorized for issuance with respect to the Company’s compensation plans. The following table sets forth information as of June 30, 2003, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Equity compensation plans approved by shareholders
1989 Executive Stock Plan	464,937	$39.09
1997 Executive Stock Plan	974,973	$37.07
1994 Amended and Restated Stock Option Plan for Non-Employee Directors	62,000	$30.22	26,000
2002 Executive Stock Plan	1,240,386	$37.53	966,624	[2]
Equity compensation plans not approved by shareholders[3]

Total	2,742,296	$37.46	992,624

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants, and rights.
[2]	The 2002 Executive Stock Plan permits grants of stock options and awards of common stock and restricted stock. Of the 966,624 shares of common stock remaining available for future issuance under the 2002 Executive Stock Plan, 497,200 shares are available for awards of common stock or restricted stock.
[3]	The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 6. Selected Financial Data

	For the Years Ended June 30,
	2003	2002	2001	2000	1999
	(in thousands except per share data, ratios and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,636,776	$2,500,078	$3,017,579	$3,405,987	$4,004,903
Net income	$110,594	$106,662	$112,669	$113,805	$127,276
Return on beginning common shareholders’ equity	18.8%	19.3%	22.6%	21.1%	23.2%
Net income per common share: Basic	$4.35	$4.01	$4.09	$3.77	$3.81
Diluted	$4.34	$4.00	$4.08	$3.77	$3.80

Financial Position at Year End
Current ratio	1.67	1.64	1.95	1.23	1.30
Total assets	$2,243,074	$1,844,415	$1,782,373	$1,748,104	$1,824,361
Long-term obligations	$614,994	$435,592	$515,349	$223,262	$221,545
Working capital	$550,716	$431,606	$550,881	$204,916	$271,825
Shareholders’ equity	$620,278	$587,995	$552,129	$497,779	$539,036

General
Ratio of earnings to fixed charges	4.43	3.99	3.75	4.13	4.44
Number of common shareholders	2,267	2,381	2,528	2,749	2,951
Weighted average common shares outstanding:
Basic	25,420	26,579	27,534	30,199	33,437
Diluted	25,499	26,680	27,645	30,205	33,477
Dividends per common share	$1.42	$1.34	$1.27	$1.23	$1.18
Book value per common share	$24.89	$22.42	$20.31	$16.48	$16.12

The following table illustrates the impact of the adoption of the non-amortization provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The Company adopted those provisions effective at the beginning of fiscal year 2002.

	For the Years Ended June 30,
	2003	2002	2001	2000	1999
	(in thousands except per share data)
Reported net income	$110,594	$106,662	$112,669	$113,805	$127,276
Goodwill amortization			4,200	4,100	4,400
Tax effect of goodwill amortization			(1,470)	(1,435)	(1,540)

Net income, as adjusted	$110,594	$106,662	$115,399	$116,470	$130,136
Net income, as adjusted, per common share:
Basic	$4.35	$4.01	$4.19	$3.86	$3.89
Diluted	$4.34	$4.00	$4.17	$3.86	$3.89

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2003, Universal made substantial investments in its operations, investing about $75 million in leaf processing facilities in the United States and about $72 million in acquiring operations for its non-tobacco segments. The replacement of tobacco volumes lost because of the Zimbabwe crop decline required additional investment in working capital in Africa. The Company secured additional sources of liquidity to fund these needs, and it maintains a relatively large portion of total debt as long-term to reduce liquidity risk.

Working capital increased by over $119 million to $551 million, and the current ratio increased from 1.64 to 1.67. Tobacco inventories increased about $76 million to $530 million as of June 30, 2003, but the Company’s uncommitted inventories remained relatively flat at approximately $61 million compared to $63 million at the end of fiscal year 2002. Lumber and building products inventories and accounts receivable increased by $60 million and $35 million, respectively, due to the strong euro and the January 2003 acquisition of JéWé. Customer advances and deposits fell by approximately 50%, to $42 million, in part because relative interest rates made funding by Universal more attractive than it had been last year. Advances to suppliers increased by about $62 million, and approximately $33 million of that increase occurred in Africa where the Company has been making investments in several African countries to replace volume declines in Zimbabwe.

The Company’s capital expenditures are generally limited to those that add value to the customer, replace equipment, increase efficiency, or position the Company for future growth. Universal’s capital expenditures were approximately $115 million in fiscal year 2003 and $111 million in fiscal year 2002. Approximately $75 million of the capital expenditures in fiscal 2003 were part of a major investment in leaf processing in the United States that was announced in fiscal year 2001. The Company completed an upgrade of its facility in Danville, Virginia, in the summer of 2002, and has recently built a new facility in Nash County, North Carolina, which is currently in start-up mode. The cost of the two projects is estimated to be over $130 million. The Company elected to partially fund the projects using a secured, multi-draw $75 million term loan facility, which a wholly owned subsidiary obtained on December 28, 2001. The facility is guaranteed by the Company and is secured by certain assets of the projects. The loan matures on December 28, 2007, and under certain conditions, the subsidiary can exercise an extension option for an additional four years. As of June 30, 2003, approximately $72 million had been drawn under the facility.

Universal’s total debt increased by about $294 million during the year, and its total debt as a percentage of total capitalization (including deferred taxes and minority interest) increased to about 60% from approximately 52% in fiscal year 2002. The increase in debt reflected the Company’s increased working capital requirement, the JéWé acquisition, and increased capital spending. Total long-term obligations, including current maturities, increased by $155 million to $715 million while notes payable increased by $139 million to $266 million. The increase in long-term obligations was primarily due to the Company’s new bank facilities entered into on April 7, 2003. Those facilities included a $125 million term loan that will mature on April 7, 2006. Earlier in fiscal year 2003, the Company issued $99.5 million in medium-term notes, thereby completing the sale of all securities registered pursuant to a $400 million shelf registration filed in 2000. In 2003, the Company filed a new $400 million shelf registration for debt securities, and in August, the Securities and Exchange Commission declared it effective. The Company expects to use the proceeds of sales of these securities for general corporate purposes, which may include the repayment of indebtedness, capital expenditures, acquisitions, and working capital. The Company also continued to draw on its secured multi-draw facility used to fund the U.S. processing expenditures.

As of June 30, 2003, the Company had interest rate swaps that effectively converted $123.5 million of fixed rate debt to variable rate debt. The purpose of these interest rate swaps is to better match its effective interest rate to the market rates of interest that customers pay the Company for inventory purchased for their accounts. These swaps were accounted for as fair value hedges. The estimated fair value of the swap agreements was approximately $6 million at June 30, 2003.

As of June 30, 2003, Universal had approximately $936 million in uncommitted lines of credit, of which approximately $670 million was unused and available to support seasonal working capital needs. Effective April 7, 2003, the Company replaced its $295 million revolving credit facilities with new agreements totaling $375 million. These agreements include a $250 million revolving credit facility and a $125 million term loan, each of which will mature on April 7, 2006. As of June 30, 2003, the Company had no amounts outstanding under the revolving credit facility. Universal’s commercial paper program, which provides flexibility in the Company’s short-term borrowings, is supported by the new revolving credit facility. Under the terms of its bank agreements, the Company must maintain certain levels of tangible net worth and working capital and observe restrictions on debt levels. The Company was in compliance with all such covenants at June 30, 2003.

Management believes that the Company has adequate resources available to meet its needs, which have been predominantly short term in nature and primarily relate to working capital required for tobacco crop purchases. Working capital needs are seasonal within each geographical region. The geographical dispersion and the timing of working capital needs permit Universal to predict its general level of cash requirements. The marketing of the crop in each geographic area is heavily influenced by weather conditions and follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. The working capital needs of agri-products operations fluctuate during the year, depending on the product, the country of origin, and the Company’s inventory position; however, the total working capital requirements of agri-products remain relatively stable due to offsetting seasonal patterns. Working capital needs of lumber and building products operations in Europe follow a pattern similar to that of the construction industry, where the third quarter of the fiscal year is typically sluggish due to winter weather and the holiday season. The Company finances its seasonal working capital needs with short-term lines of credit, customer advances, and trade payables. The Company estimates that its inventories of flue-cured and burley tobaccos that were not committed to customers as of June 30, 2003, were approximately $61 million. As a percentage of inventory, uncommitted inventories decreased from 13.9% of total tobacco inventory at June 30, 2002, to 11.5% of total tobacco inventory at June 30, 2003. Management does not consider these levels to be excessive. During the next 12 to 24 months, management expects to continue to invest additional amounts in working capital and operating facilities to increase African tobacco sources. For example, the Company has decided to invest about $45 million in a new processing facility in Mozambique. The project will include infrastructure, such as school facilities and a clinic.

In May 1998, Universal’s Board of Directors approved a share purchase program that has since been expanded to permit the purchase of up to $450 million of the common stock of the Company. The purchases are carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. Over time, the purchases have been, and are expected to be, funded primarily from operating cash flow of the Company. At June 30, 2003, Universal had approximately 24.9 million common shares outstanding and had purchased approximately 12.1 million common shares for about $353 million pursuant to the program.

Funds supporting the Company’s ERISA-regulated defined benefit pension plans were reduced to $104 million by negative market activity during fiscal year 2003 through the quarter ended March 31, 2003, the remeasurement date for the plan. Subsequent to that time markets have improved, and the market value of the fund has increased. As of July 31, 2003, the market value of the fund was about $117 million, compared to the accumulated benefit obligation of $129 million and the projected benefit obligation of $149 million based on certain assumptions. See Note 6 of “Notes to Consolidated Financial Statements.” The Company plans to contribute approximately $4.5 million to the pension fund during the next year, which is more than the contribution required by ERISA. It is the Company’s policy to monitor the market performance of the funds and to review the adequacy of its funding and its contributions to those funds. The fund is managed for long-term returns, and the Company has not changed its investment allocation in response to recent market returns.

Management believes that its financial resources are adequate to support its capital needs. Those resources include cash from operations, cash balances, the potential to issue debt to the public under its new shelf registration statement, the amounts remaining on its multi-draw secured facility, and committed and uncommitted bank lines. Any excess cash flow from operations after dividends and capital expenditures will be available to fund expansion, purchase the Company’s stock, or otherwise enhance shareholder value.

The Company’s contractual obligations as of June 30, 2003, are as follows:

		Payments Due
($ in 000’s)	Total	2004	2005-2006	2007-2008	Thereafter
Notes payable and current portion of long-term debt	$366,129	$366,129
Long-term debt	614,994		$221,946	$241,766	$151,282

Total	$981,123	$366,129	$221,946	$241,766	$151,282

RESULTS OF OPERATIONS

Fiscal Year 2003 Compared to 2002

“Sales and other operating revenues” were approximately $2.6 billion for the fiscal year 2003 compared to about $2.5 billion last year. The fiscal year benefited from the impact of the stronger euro on translation of revenues from the Company’s Dutch lumber and building products operations into U.S. dollars and the fourth quarter addition of the revenues of JéWé. Most of the tobacco segment revenue increase for the fiscal year came from the larger volumes shipped from South America. Agri-products segment revenue was up modestly due to good results in the Company’s dried fruit and nuts business.

During fiscal year 2003, Universal recognized approximately $33 million in restructuring charges, of which $12.5 million resulted from the reduction of operations in Zimbabwe due to the decline in crops there. The remaining $20.5 million represented costs of rationalizing U.S. operations. See Note 2 of “Notes to Consolidated Financial Statements.” In May 2003, the Company entered an agreement to settle the DeLoach lawsuit, which involved alleged industry violation of antitrust laws, and accordingly recorded a charge of $12 million in fiscal year 2003. The agreement is subject to the final approval of the court. In addition, during the fourth quarter, the Company recognized a $9.0 million gain on the sale of assets in Africa and the Netherlands as well as a $20.2 million gain on remeasurement of local currency liabilities after export rates were adjusted in Africa. The remeasurement gain was not taxable in the country of origin, and consistent with Universal’s policy regarding permanently reinvested earnings, no provision for U.S. income taxes was made on the gain. The aggregate of the charges and gains for the year was a charge of $15.8 million. In fiscal year 2002, the Company recorded charges of $7.5 million related to the consolidation of U.S. operations and $10.3 million related to Argentine currency devaluation.

Summary of Charges and Gains (In millions except per share amounts)	Fiscal Year 2003	Fiscal Year 2002	Change
Restructuring charges	$(33.0)		$(33.0)

Tobacco segment
Settlement of lawsuit	(12.0)
African currency remeasurement gain	20.2
Fiscal year 2003 gain on asset sales	6.3
Argentine currency devaluation		$(10.3)
Consolidation costs		(7.5)

Net gain (charge)	14.5	(17.8)	32.3

Lumber & building products segment
Fiscal year 2003 gain on asset sales	2.7		2.7

Increase (decrease) in operating income	$(15.8)	$(17.8)	$2.0

Increase (decrease) in net income	$(10.4)	$(11.6)	$1.2

Increase (decrease) in earnings per share	$(0.41)	$(0.43)	$0.02

Fiscal year 2003 segment operating income as described in Note 10 of “Notes to Consolidated Financial Statements” was $275 million, up $35 million from that of fiscal year 2002. As listed above, that increase included a $32.3 million net gain in the tobacco segment and a $2.7 million gain in lumber and building products segment.

Tobacco segment earnings benefited from larger crops in Brazil, Argentina, and several African countries, and those increases more than offset the decline in Zimbabwe crops. Shipments of Brazilian and Argentine tobaccos increased substantially, as customers shifted purchase requirements from Zimbabwe to Brazil and purchased more Argentine tobacco following the currency devaluation there in 2002. Dark tobacco volumes were down for the fiscal year due to lower sales of old crop tobacco this year and smaller crops in several origins. The oriental tobacco joint venture’s results also declined primarily due to customers’ delay of shipments until fiscal year 2004, expenses related to the new plants in Greece and Bulgaria, and smaller shipments of old crop tobacco this year. Excluding the $32.3 million net effect of the charges and gains listed in the table above, tobacco segment earnings decreased by $5.2 million for the fiscal year.

Buoyed by the strong euro, which gained more than 14% on average during fiscal year 2003 against the U.S. dollar, results from the lumber and building products segment improved by $5.1 million, or 20.4% for the year, excluding the $2.7 million gain on sale of assets. Throughout the year, volume suffered from the effects of an economic slowdown in the Netherlands and other European countries. However, the results benefited from the Company’s acquisition of JéWé. Earnings from the agri-products segment were flat for the year as stronger results in the Company’s dried fruit and nut business offset the impact of difficult market conditions in the remainder of the segment.

“Selling, general and administrative expenses” for fiscal year 2003 increased by $4 million or 1.3% due to the $12 million charge for the settlement of the DeLoach lawsuit, the impact of the strong euro on euro-based expenses, the addition of JéWé, and higher legal expenses as well as insurance costs. These amounts were partially offset by a net remeasurement gain of $12.6 million.

“Interest expense” decreased by $3 million to $45 million due to lower interest rates in fiscal year 2003 compared to 2002. The Company capitalized approximately $2 million in interest related to the construction of the Nash facility in fiscal year 2003 and approximately $600 thousand last year.

Universal’s consolidated income tax rate for the current year is 30.7% compared to 35% in the prior year. The major factor that generated the decrease in the tax rate for the Company was the impact of lower taxes in subsidiaries in which it is the Company’s policy to permanently reinvest earnings. The Company currently does not record U.S. tax expense on earnings not distributed from most countries in Africa. The Company generated over $15 million in remeasurement gains that were not subject to local tax expense in these countries. See Note 3 of “Notes to Consolidated Financial Statements.”

Fiscal Year 2002 Compared to 2001

“Sales and other operating revenues” for fiscal year 2002 decreased $518 million or 17% to $2.5 billion compared to fiscal year 2001. The majority of the decline in fiscal year 2002 was in the tobacco segment, where revenue fell by $502 million. Although smaller crops in a number of key exporting areas reduced volumes, the primary factor in the revenue reduction for fiscal year 2002 was the change in manufacturers’ purchasing methods in the United States. In fiscal year 2002, a number of U.S. manufacturers bought tobacco directly from farmers through contracts and paid leaf merchants to process it. Prior to fiscal year 2002, leaf dealers purchased tobacco for most U.S. manufacturers. For the years ended June 30, 2002 and 2001, revenue from subsidiaries and affiliates of Altria Group, Inc. (formerly Philip Morris Companies Inc.), was $400 million and $900 million, respectively. Beginning with the U.S. burley crop in fiscal year 2001, followed by both the U.S. flue-cured and burley crops in fiscal year 2002, Philip Morris USA Inc. began to purchase directly from growers under contract arrangements. Although this change was the primary cause of the decline in revenue in fiscal year 2002, it did not have a commensurate effect on segment operating income in fiscal year 2002 because the Company continued to process its normal share of the crops. See Note 10 of “Notes to Consolidated Financial Statements.” Revenues of the agri-products segment were down by $31 million in fiscal year 2002 due to lower tea prices and sharply lower synthetic rubber sales in Europe. Lumber and building products revenue increased by $15 million in fiscal year 2002 due to higher sales of garden timbers and garden houses by an acquired company.

Segment operating income as disclosed in Note 10 of “Notes to Consolidated Financial Statements” was $240 million in 2002 compared to $279 million in 2001, a decrease of $39 million. Tobacco operating profits in fiscal year 2002 were $203 million, a decline of $37 million compared to fiscal year 2001. Tobacco operating profits declined in fiscal year 2002 due to smaller crops in several origins, including Zimbabwe, Malawi, and Poland. U.S. operations experienced higher costs in fiscal year 2002 from staffing both contract receiving stations and the auction system, as well as a decline in green market service income compared to fiscal year 2001. The Company no longer received purchasing fees on U.S. volumes for which it only provided processing services. In addition, overall margins on sales of Brazilian tobacco in fiscal year 2002 were lower due to the mix of business there. During fiscal year 2002, the Company recognized $10.3 million in expenses related to the Argentine currency devaluation and the Company accelerated the planned closure of its Henderson, North Carolina, facility in fiscal year 2002. As a result of the closure and after U.S. consolidation measures, the Company recognized $7.5 million in costs in fiscal year 2002. Increased earnings from higher volumes shipped from Argentina, Asia, Western Europe, and the Company’s oriental tobacco joint venture were not sufficient to overcome these factors for fiscal year 2002. Results for the Company’s lumber and building operations were down for fiscal year 2002, reflecting, in part, the impact of the strong U.S. dollar during that year. Agri-products earnings declined for fiscal year 2002, as stronger results in the Company’s dried fruit and nut business were not sufficient to overcome the impact of difficult market conditions in rubber, sunflower seeds, and tea.

“Selling, general and administrative expenses” for fiscal year 2002 increased $9 million due to higher lumber and building product selling costs and higher pension expense.

“Interest expense” for fiscal year 2002 decreased by $14 million to $47.8 million due to lower interest rates in fiscal year 2002 compared to 2001.

The Company’s consolidated income tax rate for fiscal year 2002 declined from 35.4% for fiscal year 2001 to approximately 35.0% due to the mix of foreign and domestic earnings. See Note 3 of “Notes to Consolidated Financial Statements.”

Accounting Pronouncements

In the third quarter of fiscal year 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, it clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial statements. The disclosure requirements of Interpretation No. 45 are presented in Note 9 of “Notes to Consolidated Financial Statements.”

In the third quarter of fiscal year 2003, the Company also adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“Statement No. 148”). This statement amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”). As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under Statement No. 148, the Company is required to report pro forma net income and basic and diluted earnings per share each quarter as if the fair value-based method had been applied to all awards. See Notes 1 and 8 of “Notes to Consolidated Financial Statements.”

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. The provisions of Interpretation No. 46 were effective beginning in the Company’s third quarter of fiscal year 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company’s financial statements.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk, and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. However, changes in the assumptions used could result in a material adjustment to the financial statements. The Company’s most critical accounting estimates and assumptions are in the following areas:

Inventories

Inventories of tobacco and agri-products are valued at the lower of cost or market with cost determined under the specific cost method. In the tobacco and agri-product businesses, raw materials are clearly identified at the time of purchase. The Company tracks the costs associated with raw materials in the final product lots, and maintains this identification through the time of sale. The Company also capitalizes direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. Lumber and building products inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out method. The Company writes down inventory for changes in market value based upon assumptions related to future demand and market conditions. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write downs. The Company experiences inventory write downs routinely. Inventory write downs in 2003, 2002, and 2001 were $3.3 million, $8.5 million, and $7.8 million, respectively.

Intangible Assets

The Company reviews the carrying value of goodwill as necessary, and at least annually, utilizing a discounted cash flow model. The preparation of discounted future operating cash flow analyses requires significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. The majority of the Company’s goodwill is from acquisitions in the tobacco segment. Neither a one-percentage-point increase in the discount rate assumption nor a one-percentage-point decline in the cash flow growth rate assumption would result in an impairment charge. However, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge.

Income Taxes

The Company’s effective tax rate is based on its expected income, statutory tax rates, and tax planning opportunities in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and evaluating the tax position of the Company. The effective tax rate is applied to quarterly operating results. The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions, and could be subject to a tax audit in each of these jurisdictions, which could result in changes to estimated taxes. In the event that there is a significant, unusual, or one-time item recognized in the Company’s results, the tax attributed to that item would be recorded at the same time as the item. For example, in the current year, the remeasurement gains generated in Africa did not result in local taxation, and consistent with Company policy regarding permanently reinvested earnings, no provision for U.S. income taxes was recorded on the gains, which reduced the consolidated tax rate.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in the financial statements is different than that reported in its tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are related to timing issues, such as differences in depreciation methods. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which the Company has already recorded the tax benefit in its financial statements. The Company has recorded valuation allowances for deferred tax assets when the amount of estimated future taxable income was not likely to support the use of the deduction or credit. As of June 30, 2003, the Company had approximately $31 million in foreign tax credit carryforwards. If not utilized earlier, credits of $7 million will expire at the end of fiscal year 2004, and $24 million will expire at the end of fiscal year 2008. Any significant reduction in future taxable income and changes in its sources or changes in U.S. or foreign tax laws could result in the expiration of foreign tax credit carryforwards. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred or an expense that has not yet been recognized in the financial statements and has been deducted in the Company’s tax return. For example, the Company has recognized $20.1 million in U.S. income tax expense associated with foreign earnings, which the Company intends to distribute to the United States in the future.

For additional disclosures on income taxes see Notes 1 and 3 of “Notes to Consolidated Financial Statements.”

Pension Plans and Postretirement Benefits

The measurement of the Company’s pension and postretirement obligations and costs are dependent on a variety of assumptions used by the Company’s actuaries. These assumptions include estimating the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions made by the Company may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets. The significant assumptions used in the calculation of pension and postretirement obligations are:

Discount rate – The discount rate is based on investment yields available at the measurement date on corporate long-term bonds rated AA.

Salary growth – The salary growth assumption is a factor of the Company’s long-term actual experience, the near-term outlook, and assumed inflation.

Expected return on plan assets – The expected return reflects asset allocations and investment strategy.

Retirement and mortality rates – Retirement rates are based on actual plan experience along with the Company’s near-term outlook. Early retirement assumptions are based on actual Company experience. Mortality rates are based on standard group annuity (GA-83) mortality tables.

Health care cost trends – For postretirement medical plan obligations and costs, the Company makes assumptions on future increases in medical costs. These assumptions are based on the actual experience of the Company along with third-party forecasts of long-term medical cost trends.

The effect of actual results differing from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense in such future periods.

Sensitivity Analysis. The effect of the indicated decrease or increase in the selected assumptions is shown below, assuming no change in benefit levels:

	Effect on 2003 Projected Benefit Obligation Increase (Decrease) (in 000’s)	Effect on Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension Plans)
1% increase in discount rate	$(30,230)	$(3,932)
1% decrease in discount rate	$36,928	$6,972

1% increase in salary scale	$7,430	$2,981
1% decrease in salary scale	$(7,577)	$(2,700)

1% increase in rate of return on assets		$(3,092)
1% decrease in rate of return on assets		$3,092

Change in Assumption (Other Postretirement Benefits)
1% increase in discount rate	$(5,300)	$(425)
1% decrease in discount rate	$5,300	$425

1% increase in medical inflation	$2,349	$148
1% decrease in medical inflation	$(2,011)	$(127)

See Note 6 of “Notes to the Consolidated Financial Statements” for additional information on pension and postretirement benefit plans.

OTHER INFORMATION REGARDING TRENDS

AND MANAGEMENT’S ACTIONS

World markets for flue-cured and burley tobaccos are currently approximately in balance and are expected to remain so through crop year 2004 as overall availability should meet demand; however, worldwide inventories of oriental tobaccos remain high and no reduction is expected through next year. Management expects world flue-cured production to decline in crop year 2003 as smaller crops are forecast in both Brazil and Zimbabwe. In crop year 2004, management believes flue-cured production should increase again in all exporting regions, except Asia and North America. Burley production is also expected to decrease in crop year 2003 primarily because of smaller crops in Brazil and Africa. Burley crops in 2004 are also expected to trend upward again in nearly all regions. Generally, production changes in 2003 and 2004 will affect the Company’s fiscal years 2004 and 2005, respectively, as crops produced in crop year 2003 are normally sold in fiscal year 2004.

After increasing at a compound annual growth rate in excess of 1% over the previous two years, cigarette production flattened in 2002. The earlier increases were due in part to improving economic conditions in Asia and the former Soviet Union, and the stronger demand for leaf helped to reduce leaf inventories. The Company expects that demand for leaf will be flat or declining slightly for the near term primarily due to the flattening trend in world cigarette consumption and to improved leaf utilization by cigarette manufacturers. On a year-to-year basis, the Company is susceptible to fluctuations in leaf supply due to crop size and leaf demand as manufacturers adjust inventories or respond to changes in the cigarette market.

Uncommitted worldwide industry flue-cured and burley inventories totaled 133 million kilos, excluding inventories of Asian government-owned monopolies. Uncommitted inventories, which had been trending upward since mid-1997, have declined in each of the last three years. At June 30, 2003, the U.S. stabilization cooperatives held about 45 million kilos.

Although cigar consumption continues to grow at a modest pace in the United States, consumption within the main European Union markets has declined slightly. Supplies of filler and binder tobaccos remain in relative surplus due to overproduction in certain countries coupled with manufacturers’ downward adjustment of inventory levels to match expected sales. Supply and demand of cigar wrapper continues to be firm. Within the smokeless segment of the dark tobacco business, consumption of loose-leaf chewing tobacco continues to decline by about four percent annually, while the consumption of snuff products has been growing between three and four percent per year. Management believes that there is an adequate supply of suitable dark tobacco in the world market to meet the demand of the manufacturers of smokeless tobacco products.

The high price of U.S. leaf relative to the world market led to reduced exports, which, combined with declining purchases by U.S. manufacturers, have reduced the amount of U.S. tobacco that can be produced and sold in the United States. The Company has responded to the decrease in demand for, and production of, U.S. tobacco and the change in the U.S. marketing system by closing certain plants, restructuring operations, and reducing personnel. Since fiscal year 1999, the Company has closed four large, high-volume, older tobacco processing plants and replaced them with a new state-of-the-art processing facility in Nash County, North Carolina, and with an upgraded facility in Danville, Virginia. The Company has recorded over $42.5 million in charges associated with the reduction in U.S. tobacco production and consolidation of U.S. operations since fiscal year 1999. Domestic leaf purchases are unlikely to increase because of the continued decline of cigarette consumption in the United States. Exports of U.S. leaf are likely to continue to decline unless the U.S. tobacco program is significantly modified or eliminated and the competitive position of U.S. leaf improves dramatically. Several proposals to change that program are currently being discussed in the U.S. Congress. These proposals generally call for quota buy-out and some modifications in the existing tobacco program. Management believes that a quota buy-out will not provide sufficient improvement unless the entire system of government supports is dismantled. Without substantial improvement in the market attractiveness of U.S. leaf, foreign manufacturers are likely to continue to shift their purchases to other tobacco producing areas, such as Brazil and Africa where the Company has significant operations.

The Company expects market conditions to remain challenging in the year ahead. Management continues to closely monitor the situation in Zimbabwe where the political and economic environment remains extremely difficult. The size of the flue-cured crop now being marketed is expected to be about 50% below that of last year. The volume decline is expected to be partially offset by production increases in Brazil and in other African origins. Early indications are that the Zimbabwe crop to be marketed in fiscal year 2005 could be substantially smaller than the crop currently being marketed. That crop has not yet been planted. Because the Company expects that most of the shortfall in Zimbabwe tobacco will be replaced with crops from areas where the Company contracts with and provides financing to farmers, the Company could face increased financing and inventory risk since Zimbabwe tobacco is purchased at auction. The Company has been working to expand sources of African tobacco, and those efforts require investments in working capital and operating facilities.

An important trend in the tobacco industry has been consolidation among manufacturers of tobacco products. This trend is expected to continue, particularly as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers. This concentration could provide additional opportunities for international leaf merchants, including Universal. A key success factor for leaf dealers in the future will be the ability to provide customers with the quality of leaf and the level of service they desire at the lowest cost possible. In addition, the leaf dealers have larger historical market shares with some customers than with others. Consequently, the Company’s potential growth will be affected by the growth of its major customers, and consolidation of customers may have at least a short-term favorable or unfavorable impact on the Company’s business.

Reports and speculation with respect to the alleged harmful physical effects of smoking have been publicized for many years and, together with decreased social acceptance of smoking and increased pressure from anti-smoking groups, have had an ongoing adverse effect on sales of tobacco products, particularly in the United States. In addition, the major U.S. tobacco product manufacturers entered into agreements with states and various U.S. jurisdictions settling asserted and unasserted healthcare cost recovery and other claims. The settlements provide for billions of dollars in annual payments from those manufacturers and place numerous restrictions on their conduct of business, including restrictions on the advertising and marketing of cigarettes, which have reduced tobacco consumption and, therefore, demand for the Company’s products and services in the United States. Significant decreases in consumption of tobacco products could have a material adverse effect on the Company’s operating results. The European Union and other countries have also imposed limitations on the advertising of cigarettes. A significant decrease in global sales of tobacco products brought about by health concerns, decreased social acceptance, advertisement limitations, or other factors would reduce demand for the Company’s products and services.

In fiscal year 2003, the weakness in the U.S. dollar in relation to the euro has benefited the lumber and building products sector, which uses the euro as its functional currency. Further changes in exchange rates will affect the translation of the euro earnings of the Company into U.S. dollars. In addition, a continued decline in construction activity in the Netherlands could negatively affect sales volumes and margins. Conversely, an increase of such activity could provide an opportunity for volume and margin expansion.

The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions, and from time to time contests assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings as can the resolution of various pending and contested tax issues. The consolidated income tax rate is affected by a number of factors, including but not limited to the mix of domestic and foreign earnings and investments, local tax rates of subsidiaries, repatriation of foreign earnings, and the Company’s ability to utilize foreign tax credits.

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

Operating Factors

The leaf tobacco industry is highly competitive and Universal is heavily reliant on a few large customers.

The Company is one of three major independent global competitors in the highly competitive leaf tobacco industry, all of whom are reliant upon a few large customers. The loss of one of those large customers or a significant decrease in their respective demand for the Company’s products or services could further increase competition and significantly decrease the Company’s sales of products or services, which would have a material adverse effect on Universal’s results of operations. The competition among leaf tobacco merchants is based on the ability to meet customer specifications in the buying, processing, and financing of tobacco, as well as the price charged for products and services. However, because Universal, like its competitors, relies upon a few significant customers, the consolidation or failure of any of these large or significant customers could contribute to a significant decrease in its sales of products and services.

The Company’s financial results can be significantly affected by the changes in the balance of supply and demand for leaf tobacco or other agricultural products.

Because Universal is a tobacco leaf merchant, its financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for tobacco, which is based upon customers’ expectations of their future tobacco requirements, can change from time to time depending upon internal and external factors affecting the demand for their products. The Company’s customers’ expectations, and thus their demand for leaf tobacco, is influenced by a number of factors, including:

•	trends in the global consumption of cigarettes, such as the growth or decline in popularity of American-blend cigarettes, and health concerns;

•	trends in sales of cigars and other tobacco products; and

•	levels of competition.

The total supply of tobacco at any given time is a function of current tobacco production and the volumes of uncommitted stocks of processed tobacco from prior years’ production. Production of tobacco in a given year may be significantly affected by such factors as:

•	the amount of tobacco planted by farmers throughout the world,

•	weather fluctuations, and

•	crop disease.

Any significant change in these factors could cause a material imbalance in the supply and demand for tobacco, which would affect the Company’s results of operations. Similar factors can affect results for its agri-products businesses.

In areas where Universal purchases its leaf tobacco directly from farmers, the Company bears therisk that the tobacco it receives will not meet quality and quantity requirements.

In a number of countries where Universal contracts directly with tobacco farmers, including Argentina, Brazil, Guatemala, Hungary, Italy, Mozambique, Mexico, Tanzania, the United States, and Zambia, the Company bears the risk that the tobacco delivered will not meet quality and quantity requirements. If the tobacco does not meet such market requirements, the Company may not be able to meet all of its customers’ orders, which would have an adverse effect on its profitability and its results of operations. In U.S. markets, the high price of U.S. tobacco magnifies the risk of purchasing tobacco that does not meet those requirements. In addition, in many foreign countries, when Universal purchases tobacco directly from farmers, it provides them with financing. Unless the Company receives marketable tobacco that meets the quality and quantity specifications of its customers, it bears the risk that it will not be able to fully recover its crop advances or recover them in a reasonable period of time. The Company also has dark leaf tobacco growing operations in Indonesia and Brazil, where it has similar financing risks. Although the Company purchases a portion of its leaf tobacco through public auction, as well as privately-negotiated contract purchases, several countries where auction markets are used today may be moving toward direct purchasing, thus increasing the areas subject to this risk.

Weather and other conditions can affect the marketability of the Company’s products.

Tobacco and many other agricultural crops that the Company buys, such as sunflower seeds and tea, are subject to vagaries of the weather and the environment that can, in some cases, change the quality or size of the crops. If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to manufacturers, which would result in a reduction in revenues. If such an event is also widespread, it could affect the Company’s ability to acquire the quantity of products required by its customers. In addition, other items can affect the marketability of tobacco and other agricultural products, including, among other things:

•	the presence of foreign matter,

•	genetically modified organisms, and

•	excess residues of pesticides, fungicides, and herbicides.

A significant event impacting the condition or quality of a large amount of any of the crops that Universal buys could make it difficult for the Company to sell these products or to fill customers’ orders.

Because the Company is heavily reliant on the home improvement and construction markets in the Netherlands to sell lumber and building products, a significant slowdown in those markets could have an adverse effect on its results of operations.

The majority of the customers who purchase lumber and building products from Universal are located in the Netherlands. Therefore, a significant slowdown in the home improvement or construction market in the Netherlands could reduce demand for these products, which would have an adverse effect on the Company’s results of operations.

Regulatory and Governmental Factors

Government efforts to reduce tobacco consumption could have a significant impact on the businesses of Universal’s customers, which would, in turn, affect the Company’s results of operations.

The U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for the Company’s products and services. These activities have included:

•	the U.S. Environmental Protection Agency’s decision to classify environmental tobacco smoke as a “Group A” (known human) carcinogen,

•	restrictions on the use of tobacco products in public places and places of employment,

•	proposals to have the U.S. Food and Drug Administration, or FDA, regulate nicotine as a drug and sharply restrict cigarette advertising and promotion,

•	proposals to increase the federal and state excise taxes on cigarettes, and

•	the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products.

Numerous other legislative and regulatory anti-smoking measures have been proposed at the federal, state, and local levels. Excluding the effect of tobacco contained in cigarettes imported into the United States, the Company estimates that between 12% and 15% of the flue-cured and burley tobaccos that it handles worldwide is ultimately consumed in the United States. Universal’s tobacco sales consist primarily of the flue-cured and burley tobaccos, which, along with oriental tobaccos, are the major ingredients in American-blend cigarettes. In addition, a number of foreign governments have also taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, and to discourage cigarette consumption. A number of such measures are included in the recently adopted Framework Treaty on Tobacco Control, which was negotiated under the auspices of the World Health Organization. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of its primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company’s products and services and could have a material adverse effect on its results of operations.

Because Universal conducts a significant portion of its operations internationally, political uncertainties in certain countries could have an adverse effect on its performance and results of operations.

The Company’s international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include, among other factors, undeveloped or antiquated commercial law and the expropriation or nationalization of assets, may adversely impact the Company’s ability to effectively manage its operations in those countries. For example, in the past, Universal has experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government’s economic policies, and government actions in Zimbabwe have reduced the tobacco crop there, causing the Company to shift sourcing of tobacco to other countries. Universal has substantial capital investments in South America and Africa, and the performance of its operations in these regions can materially affect its earnings from tobacco operations. If the political situation in any of the countries where the Company conducts business were to deteriorate significantly, the Company’s ability to recover assets located there could be impaired. To the extent that Universal could not replace any lost volumes of tobacco with tobacco from other sources, or that the Company incurs increased costs related to such replacement, its results of operations would suffer.

Financial Factors

Failure of Universal’s customers or farmers to repay extensions of credit could materially impact the Company’s results of operations.

Universal extends credit to both farmers and its customers. A significant delay in payment or a significant bad debt provision related to amounts due to the Company could adversely affect its results of operations. In addition, crop advances to farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, recovery of advances could be delayed until future crops are delivered.

Failure of foreign banks in which Universal’s subsidiaries deposit funds or the failure to transfer funds or honor withdrawals may affect its results of operations.

Funds held by the Company’s foreign subsidiaries are often deposited in their local banks. In certain circumstances, the Company’s ability to gain access to these funds could be impaired, which could have a material adverse effect on Universal’s results of operations. Banks in certain foreign jurisdictions may be subject to a higher rate of failure or may not honor withdrawals of deposited funds. In addition, the countries in which these local banks operate may lack sufficient regulatory oversight or suffer from structural weaknesses in the local banking system. Due to uncertainties and risks relating to the political stability of certain foreign governments, these local banks also may be subject to exchange controls and therefore unable to perform transfers of certain currencies.

Fluctuations in foreign currency exchange rates and interest rates may affect Universal’s results of operations.

Although the international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs and overhead in the source country, the

Company’s purchases of tobacco are often made in local currency. As a result, changes in local currency can make a particular crop more or less attractive in the world market thereby affecting the profitability of such crop and Universal’s results of operations. Because there is no forward foreign exchange market in many of the major countries where the Company sources tobacco, Universal manages its foreign exchange risk by matching funding for inventory purchases with the currency of sale and by minimizing its net investment in these countries. To the extent that the Company is not able to continue match funding, or otherwise hedge its exposure, the Company could have a disproportionate exposure to local currency in which the tobacco was purchased.

Certain of the Company’s operations use their local currency as the functional currency. For example, the lumber and building products operations, which are based in the Netherlands, use the euro as their functional currency. In certain tobacco markets that are primarily domestic, the Company uses the local currency as the functional currency. Examples of these domestic markets are Hungary and Poland. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar. See also “Qualitative and Quantitative Disclosure About Market Risk.”

In Universal’s tobacco business, customers usually pre-finance purchases or pay market rates of interest for inventory purchased on order. Because of changes in financial markets, the Company, like many others, has moved away from short-term credit markets. The Company is borrowing more long-term debt, and, through hedging agreements, it is swapping the interest rates on its existing fixed-rate debt to floating market interest rates to better match the interest rates that the Company charges its customers. To the extent Universal is unable to match these interest rates, a decrease in interest rates could increase its net financing costs.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Interest Rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

The Company’s tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable rate debt. If Universal funds its committed tobacco inventory with fixed-rate debt, the Company may not be able to recover interest at that fixed rate if current market interest rates fall. As of June 30, 2003, tobacco inventory of $530 million included $469 million in inventory that was committed for sale to customers and $61 million that was not committed. Committed inventory, after deducting $42.1 million in customer deposits, represents the Company’s net exposure of $427 million. To manage that interest rate risk, Universal maintains a substantial portion of its debt at variable interest rates either directly or through interest rate exchange agreements. Debt carried at variable interest rates either on its face or through derivative instruments was $629 million, in order to substantially mitigate interest rate risk related to carrying fixed-rate debt. Of the $629 million in variable-rate debt, $123.5 million represented hedges of fixed- rate debt in which Universal receives fixed-rate payments and pays variable-rate payments based on LIBOR. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $6.3 million, about two-thirds of that amount could be offset with changes in charges to customers.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs and overhead in the source country. Most of the operations are accounted for using the U.S. dollar as the functional currency. Because there is no forward foreign exchange market in many of Universal’s major countries of tobacco origin, the Company manages its foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing its net investment in individual countries. In these countries, the Company is vulnerable to currency gains and losses to the extent that any local currency balances do not offset each other. The Company recognized a $12.6 million exchange gain due to remeasurement in 2003, and recorded remeasurement losses of $2.9 million and $1.7 million in 2002 and 2001, respectively. The consolidated $12.6 million gain in fiscal year 2003 included a $20.2 million gain generated on remeasurement of local currency liabilities after export rates were adjusted in Africa. Recognized exchange losses in 2003, 2002, and 2001 resulting from foreign currency transactions were $900 thousand, $1.4 million, and $1.7 million, respectively.

The lumber and building products operations, which are based in the Netherlands, use the euro as their functional currency. In certain tobacco markets that are primarily domestic, the Company uses the local currency as the functional currency. Examples of these domestic markets are Hungary and Poland. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.

Commodity

Universal uses commodity futures in its rubber trading business to reduce the risk of price fluctuations. The Company does not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amounts recorded during 2003, 2002, and 2001 were not material.

Derivatives Policies

Hedging interest rate exposure using swaps and hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in keeping with management’s policies. Universal may use derivative instruments, such as swaps, forwards, or futures, which are based directly or indirectly upon interest rates, currencies, and commodities, to manage and reduce the risks inherent in interest rate, currency, and price fluctuations.

The Company does not utilize derivatives for speculative purposes, and it does not enter into market risk-sensitive instruments for trading purposes. Derivatives are transaction specific so that a specific debt instrument, contract, or invoice determines the amount, maturity, and other specifics of the hedge. Counter party risk is limited to institutions with long-term debt ratings of A or better.

Item 8. Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
	2003	2002	2001
	(in thousands, except per share data)
Sales and other operating revenues	$2,636,776	$2,500,078	$3,017,579
Costs and expenses
Cost of goods sold	2,098,625	2,006,727	2,486,275
Selling, general and administrative expenses	297,335	292,844	283,777
Restructuring costs	33,001		8,745

Operating income	207,815	200,507	238,782
Equity in pretax earnings of unconsolidated affiliates	10,439	18,311	10,189
Interest expense	45,270	47,831	61,576

Income before income taxes and other items	172,984	170,987	187,395
Income taxes	53,094	59,821	66,336
Minority interests	9,296	4,504	8,390

Net income	$110,594	$106,662	$112,669

Net income:
Per common share	$4.35	$4.01	$4.09
Per diluted common share	$4.34	$4.00	$4.08

Basis for per-share calculations:
Weighted average common shares outstanding	25,420	26,579	27,534
Dilutive effect of stock options	79	101	111

Average common shares outstanding, assuming dilution	25,499	26,680	27,645

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
	(in thousands of dollars)
ASSETS
Current
Cash and cash equivalents	$44,659	$58,003
Accounts receivable	370,784	301,197
Advances to suppliers	115,928	53,684
Accounts receivable—unconsolidated affiliates	7,595	5,647
Inventories—at lower of cost or market:
Tobacco	529,736	453,417
Lumber and building products	140,647	80,848
Agri-products	82,527	83,634
Other	30,377	32,103
Prepaid income taxes	12,375	6,297
Deferred income taxes	6,168	5,945
Other current assets	34,201	24,262

Total current assets	1,374,997	1,105,037

Property, plant and equipment—at cost
Land	51,110	27,214
Buildings	303,916	252,831
Machinery and equipment	679,556	565,414

	1,034,582	845,459
Less accumulated depreciation	521,201	452,963

	513,381	392,496
Other assets
Goodwill and other intangibles	132,903	125,269
Investments in unconsolidated affiliates	90,119	89,762
Deferred income taxes	45,466	45,346
Other noncurrent assets	86,208	86,505

	354,696	346,882

	$2,243,074	$1,844,415

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
	(in thousands of dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$265,742	$126,798
Accounts payable	361,058	288,741
Accounts payable—unconsolidated affiliates	2,073	10,153
Customer advances and deposits	42,093	83,528
Accrued compensation	31,959	24,444
Income taxes payable	20,969	15,353
Current portion of long-term obligations	100,387	124,414

Total current liabilities	824,281	673,431

Long-term obligations	614,994	435,592
Postretirement benefits other than pensions	40,305	38,666
Other long-term liabilities	96,522	63,791
Deferred income taxes	12,348	16,640
Minority interests	34,346	28,300
Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 24,920,083 shares (26,224,954 at June 30, 2002)	90,665	90,157
Retained earnings	592,673	569,059
Accumulated other comprehensive income (loss)	(63,060)	(71,221)

Total shareholders’ equity	620,278	587,995

	$2,243,074	$1,844,415

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2003	2002	2001
	(in thousands of dollars)
Cash Flows From Operating Activities:
Net income	$110,594	$106,662	$112,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,969	49,026	46,024
Amortization	5,535	5,961	10,375
Translation (gain) loss, net	(12,558)	2,930	1,665
Restructuring costs, net of cash paid	16,340		8,745
Deferred taxes	(11,901)	4,845	(5,393)
Minority interests	9,296	4,504	8,390
Equity in net income of unconsolidated affiliates	(5,847)	(11,829)	(6,815)
Other	(1,783)	3,022	(629)
Changes in operating assets and liabilities net:
Accounts and notes receivable	(92,268)	37,226	25,981
Inventories and other assets	(85,958)	(80,552)	(16,054)
Income taxes	12	2,950	(6,260)
Accounts payable and other accrued liabilities	(24,284)	45,638	(17,502)

Net cash provided (used) by operating activities	(44,853)	170,383	161,196
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(115,396)	(110,790)	(61,145)
Purchase of business, net of cash acquired	(71,865)	(13,348)	(13,163)
Sales of property, plant and equipment and other	11,133	3,907	14,946

Net cash used in investing activities	(176,128)	(120,231)	(59,362)
Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	142,875	(64,469)	(163,509)
Repayment of long-term debt	(120,400)	(2,313)	(121,076)
Issuance of long-term debt	273,655	43,050	292,000
Dividends paid to minority shareholders	(3,654)	(4,612)	(3,723)
Issuance of common stock	3,923	7,482	17,364
Purchases of common stock	(54,607)	(45,681)	(40,673)
Dividends paid	(35,788)	(35,187)	(34,029)

Net cash provided (used) in financing activities	206,004	(101,730)	(53,646)

Effect of exchange rate changes on cash	1,633	(41)	(43)

Net decrease in cash and cash equivalents	(13,344)	(51,537)	(48,145)
Cash and cash equivalents at beginning of year	58,003	109,540	61,395

Cash and Cash Equivalents at End of Year	$44,659	$58,003	$109,540

Supplemental information—cash paid:
Interest	$45,808	$49,059	$59,803
Income taxes, net of refunds	$62,589	$53,521	$72,887

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended June 30,
	2003		2002		2001
	(in thousands of dollars)
Common stock:
Balance at beginning of year	$90,157		$85,582		$66,274
Issuance of common stock and exercise of stock options	3,923		7,482		22,398
Purchase of common stock	(3,415)		(2,907)		(3,090)

Balance at end of year	90,665		90,157		85,582

Retained earnings:
Beginning balance	569,059		540,546		499,490
Net income	110,594	$110,594	106,662	$106,662	112,669	$112,669
Cash dividends declared ($1.42 per share in 2003; $1.34 in 2002; $1.27 in 2001)	(35,788)		(35,375)		(34,029)
Cost of common shares retired in excess of stated capital amount	(51,192)		(42,774)		(37,584)

Balance at end of year	592,673		569,059		540,546

Accumulated Comprehensive Income (Loss):
Beginning balance	(71,221)		(73,999)		(67,985)
Translation adjustments for the year, net of taxes	28,800	28,800	2,778	2,778	(6,014)	(6,014)
Minimum pension liability, net of taxes	(20,639)	(20,639)

Total comprehensive income		$118,755		$109,440		$106,655

Balance at end of year	(63,060)		(71,221)		(73,999)

Shareholders’ Equity at End of Year	$620,278		$587,995		$552,129

Common Shares Outstanding:
(in thousands of shares)
Balance at beginning of year	26,225		27,185		28,148
Issuance of common stock and exercise of stock options	182		304		382
Purchase of common stock	(1,486)		(1,264)		(1,345)

Balance at end of year	24,921		26,225		27,185

See accompanying notes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts are in thousands except per share amounts or as otherwise noted.)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The financial statements include the accounts of Universal Corporation (which together with its subsidiaries is referred to herein as “Universal” or the “Company”) and its domestic and foreign subsidiaries in which Universal has a voting interest of greater than 50%, such that Universal controls all significant corporate activities of the subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation. In each less than wholly owned consolidated subsidiary, the subsidiary’s minority shareholders have no significant authority in ordinary business decisions. The fiscal years of foreign subsidiaries generally end March 31 or April 30 to facilitate timely reporting. The Company discloses or recognizes the financial impact from intervening events that materially affect its consolidated financial position or results of operations.

The equity method of accounting is used for investments in companies where Universal Corporation has a 20% to 50% voting interest. The investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends.

Investments in Unconsolidated Affiliates

The Company’s equity method investments are non-marketable securities. Universal reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity method investments, the Company uses discounted cash flow models. If the fair value of an equity investee is determined to be lower than its carrying value, an impairment loss is recognized. The preparation of discounted future operating cash flow analysis requires significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows and therefore could increase or decrease any impairment charge.

Net Income per Share and Share Purchase

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” The Company uses the weighted average number of common shares outstanding during each period to compute basic earnings per common share. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common shares outstanding. Dilutive potential common shares are outstanding dilutive stock options that are assumed to be exercised.

Since May 1998, the Board of Directors of the Company has approved $450 million in stock purchase programs. These programs will expire on June 30, 2004. The Company had purchased an aggregate of 12,078,292 shares at a total cost of $353 million by June 30, 2003, and 10,595,829 shares at a cost of about $298 million by June 30, 2002.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Advances to Suppliers

The Company provides agronomy services and crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are repaid upon delivery of tobacco to the Company.

Inventories

Inventories of tobacco and agri-products are valued at the lower of cost or market with cost determined under the specific cost method. In the tobacco and agri-product businesses, raw materials are clearly identified at the time of purchase. The Company tracks the costs associated with raw materials in the final product lots, and maintains this identification through the time of sale. The Company also capitalizes direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. Lumber and building products inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out (“FIFO”) method. All other inventories are valued principally at the lower of average cost or market. Inventory valuation allowances for damaged or slow-moving items were $14 million and $12 million at June 30, 2003, and June 30, 2002, respectively.

The predominant cost components of the Company’s inventories are the costs of unprocessed tobacco, tea, seeds, and nuts, as well as hardwood and softwood lumber. Direct and indirect processing costs related to these raw materials are capitalized and allocated to inventory in a systematic manner. The Company does not capitalize any interest or sales-related costs in inventory.

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco and agri-product processing and blending facilities, lumber outlets, offices, and warehouses. Machinery and equipment represent processing and packing machinery and transportation, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

machinery—3 to 11 years; transportation equipment—3 to 10 years; and office and computer equipment—3 to 10 years. The Company capitalized approximately $2 million in interest in fiscal year 2003 and approximately $600 thousand in interest last year on the construction of the Nash facility.

Goodwill and Other Intangibles

Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. The Company did not record any charges for impairment of goodwill in fiscal years 2003, 2002, and 2001. The Company uses discounted cash flow models to assess recoverability of goodwill. The preparation of discounted future operating cash flow analyses requires significant management judgment with respect to operating earnings growth rates, and the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated future operating cash flows and could increase or decrease an impairment charge. With the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill amortization was zero in fiscal years 2003 and 2002 and $4.2 million in fiscal year 2001.

Income Taxes

The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, and undistributed earnings of foreign subsidiaries not permanently reinvested. At June 30, 2003, the cumulative amount of permanently reinvested earnings of foreign subsidiaries, on which no provision for U.S. income taxes had been made, was $133 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of :

	Years Ended June 30,
	2003	2002	2001
Translation adjustment	$(65,263)	$(109,571)	$(113,845)
Allocated income taxes	22,842	38,350	39,846
Minimum pension liability	(31,753)
Allocated income taxes	11,114

Total accumulated other comprehensive income (loss)	$(63,060)	$(71,221)	$(73,999)

Fair Values of Financial Instruments

The fair values of the Company’s long-term obligations have been estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of all other assets and liabilities that qualify as financial instruments approximates fair value.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. The Company uses interest rate swaps and forward foreign exchange contracts to minimize interest rate and foreign currency risk. The Company enters into such contracts only with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company. All interest rate swaps are accounted for as fair value hedges. The average remaining life on the Company’s interest rate swaps approximated 4.6 years at June 30, 2003. A $7.5 million deferred gain on the termination of certain interest rate swaps was recorded in fiscal year 2002. The gain is being amortized to interest expense over the life of the debt instrument that was hedged. No material gain or loss was recorded during fiscal year 2003 from hedge ineffectiveness. In addition, the Company uses commodity futures in its rubber business to reduce the risk of price fluctuations. The Company does not enter into contracts for trading purposes. All forward foreign exchange contracts and forward commodity contracts are adjusted to fair market value during the year.

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

The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. The Company recognized a $12.6 million exchange gain due to remeasurement in 2003, and recorded remeasurement losses of $2.9 million and $1.7 million in 2002 and 2001, respectively. The consolidated $12.6 million gain in fiscal year 2003 included a $20.2 million gain generated on remeasurement of local currency liabilities after export rates were adjusted in Africa. Recognized exchange losses in 2003, 2002, and 2001 resulting from foreign currency transactions were $900 thousand, $1.4 million, and $1.7 million, respectively.

The Company operates in the following highly inflationary economies: Malawi, Mozambique, Turkey (through an equity investment), Zambia, and Zimbabwe. The Company uses the U.S. dollar as the functional currency for subsidiaries located in such economies, and remeasures the results of these subsidiaries.

Revenue Recognition

Revenue is recognized when title and risk of loss are passed to the customer, and the earnings process is complete. The majority of the revenue recognized in the tobacco, lumber and building products, and agri-products segments is based on the physical transfer of products to customers. The

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products delivered to customers can be readily inspected and approved for acceptance. Universal also processes tobacco owned by its customers, and revenue is recognized when the processing is completed.

Stock-Based Compensation

During the third quarter of fiscal year 2003, the Company adopted Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“Statement No. 148”). This statement was an amendment to Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“Statement No. 123”). As permitted under Statement No. 123, the Company applies the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and as required under Statement No. 148 discloses the pro forma net income and basic and diluted earnings per share as if the fair value based method had been applied to all awards. The disclosure is as follows:

	Years Ended June 30,
	2003	2002	2001
Net income	$110,594	$106,662	$112,669
Stock-based employee compensation cost, net of tax effect, under fair value method	6,639	713	1,125

Pro forma net income under fair value method	$103,955	$105,949	$111,544

Earnings per share – basic	$4.35	$4.01	$4.09
Per share stock-based employee compensation cost, net of tax effect, under fair value method	0.26	0.03	0.04

Pro forma earnings per share – basic	$4.09	$3.98	$4.05

Earnings per share – diluted	$4.34	$4.00	$4.08
Per share stock-based employee compensation cost, net of tax effect, under fair value method	0.26	0.03	0.04

Pro forma earnings per share – diluted	$4.08	$3.97	$4.04

The Black-Scholes option valuation model was used to estimate the fair value of the options granted in the periods ending June 30, 2003, 2002, and 2001. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. The Company’s stock-based employee compensation plans have characteristics that differ from traded options. In management’s opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Years Ended June 30,
	2003	2002	2001
Assumptions:
Risk-free interest rate	2.71%	2.53%	4.05%
Expected life, in years	4.64	1.79	1.37
Expected volatility	.306	.310	.315
Expected dividend yield	3.71%	3.59%	3.30%
Results:
Fair value per share of options granted	$7.03	$5.13	$4.89

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

In the third quarter of fiscal year 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, it clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial statements. The disclosure requirements of Interpretation No. 45 are presented in Note 9 of “Notes to Consolidated Financial Statements.”

In the third quarter of fiscal year 2003, the Company also adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“Statement No. 148”). This statement amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”). As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under Statement No. 148, the Company is required to report pro forma net income and basic and diluted earnings per share each quarter as if the fair value-based method had been applied to all awards. See Note 8 of “Notes to Consolidated Financial Statements.”

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 requires that if a business enterprise has a

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. The provisions of Interpretation No. 46 were effective beginning in the Company’s third quarter of fiscal year 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in prior years’ statements have been reclassified to be reported on a consistent basis with the current year’s presentation.

NOTE 2. RESTRUCTURING

In June 2001, the Company adopted restructuring plans for its U.S. and Polish tobacco operations. In the United States, direct contracting with farmers has caused the Company to restructure its leaf purchasing operations, necessitating a reduction in personnel. The restructuring charge included approximately $3.9 million of severance costs related to 66 employees in purchasing, sales, and administrative support departments. In Poland, due to declining domestic tobacco production, the Company closed one of its two processing plants, resulting in a $4.4 million restructuring charge. The restructuring charge included approximately $1.1 million of severance costs for 136 production personnel and agronomists and a $3.3 million fixed asset impairment charge.

During 2003, the Company recognized approximately $33 million in restructuring charges, of which $12.5 million resulted from the reduction of operations in Zimbabwe due to the decline in crops there. The Zimbabwe restructuring plan affected 268 salaried employees in production, sales, and administration. All employees under this plan were paid by June 30, 2003. The remaining $20.5 million represented costs of rationalizing U.S. operations. In the United States, the Company incurred $15.5 million in restructuring costs associated with severance costs for 98 salaried employees and 941 hourly employees. The salaried employees were from the U.S. tobacco operation and the U.S. headquarters. The severance portion of the program will be paid over a period not to exceed two years. The 941 hourly employees were production employees with the tobacco processing operation. The U.S. operations also incurred a $5 million impairment charge on buildings and equipment associated with the closure of two redundant processing facilities. A summary of the restructuring charges in fiscal year 2003 is as follows:

Fiscal Year 2003
Severance costs in Zimbabwe	$12,500
Severance costs in the United States	15,481

Total severance costs	27,981
Impairment charges in the United States	5,020

Total restructuring costs	$33,001

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in severance liabilities are described below:

	Years Ended June 30,
	2003	2002
Severance Liabilities
Balance as of June 30	$2,079	$7,099
Severance cost in restructuring charges	27,981
Payments	(16,661)	(5,020)

Balance as of June 30	$13,399	$2,079

NOTE 3. INCOME TAXES

Income taxes consist of the following:

	Years Ended June 30,
	2003	2002	2001
Current
United States	$(2,878)	$(8,745)	$(14,165)
State and local	806	705	994
Foreign	64,864	72,228	85,140

	$62,792	$64,188	$71,969
Deferred
United States	$(14,486)	$(9,416)	$1,567
State and local	(57)	264	722
Foreign	4,845	4,785	(7,922)

	(9,698)	(4,367)	(5,633)

Total	$53,094	$59,821	$66,336

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

	Years Ended June 30,
	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3	0.4	0.6
Impact of permanently reinvested earnings	(5.0)		(0.4)
Income taxed at other than the U.S. rate	0.4	(0.4)	0.2

Effective income tax rate	30.7%	35.0%	35.4%

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax liabilities and assets were as follows:

	At June 30,
	2003	2002
Liabilities
Undistributed earnings	$20,074	$11,595
Tax over book depreciation	14,093	10,599
Goodwill	19,719	15,597
All other	6,104	8,690

Total deferred tax liabilities	$59,990	$46,481

Assets
Employee benefit plans	$30,078	$24,948
Foreign currency translation	12,125	32,102
Minimum pension liability	11,114
Deferred compensation	8,541	10,655
Tax credits	39,232	15,677
All other	8,218	4,370
Valuation allowance	(9,991)	(7,053)

Total deferred tax assets	$99,317	$80,699

The components of income before income taxes and other items consist of the following:

	Years Ended June 30,
	2003	2002	2001
United States	$(72,121)	$(56,361)	$(35,310)
Foreign	245,105	227,348	222,705

Total	$172,984	$170,987	$187,395

The Company has approximately $31 million in foreign tax credit carryforwards. If not utilized earlier, credits of $7 million will expire in fiscal year 2004, and $24 million will expire in fiscal year 2008.

NOTE 4. SHORT-TERM CREDIT FACILITIES

The Company maintains lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country.

At June 30, 2003, unused, uncommitted lines of credit were approximately $670 million. The weighted average interest rate on short-term borrowings outstanding as of June 30, 2003 and 2002, was approximately 2.8% and 4.5%, respectively.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	At June 30,
	2003	2002
6.5% notes due February 2006	$100,000	$100,000
8.5% notes due February 2003		120,000
Term loan due April 2006	125,000
Medium-term notes due from 2003 to 2012 at various rates	400,000	300,500
Secured loans due December 2007	83,705	34,550
Other	6,676	4,956

	715,381	560,006
Less current portion	(100,387)	(124,414)

Long-term obligations	$614,994	$435,592

The fair value of the Company’s long-term obligations was approximately $665 million at June 30, 2003, and $469 million at June 30, 2002. Certain notes are denominated in local currencies of foreign subsidiaries.

On April 7, 2003, the Company entered into new bank facilities totaling $375 million. The facilities replaced those totaling $295 million, which the Company terminated on that date. Of the new facilities, $125 million represents a term loan that will mature on April 7, 2006. The Company received proceeds of that loan on April 10, 2003, and used them to reduce short-term notes payable. The remaining $250 million is a revolving credit facility that also matures April 7, 2006. The latter facility is intended to support short-term borrowings, including the issuance of commercial paper.

On December 28, 2001, one of the Company’s subsidiaries entered into a secured, multi-draw, $75 million term loan facility. This financing was put in place to fund the construction of the new factory in Nash County, North Carolina, and the upgrade of an existing plant in Danville, Virginia. The facility is guaranteed by the Company and is secured by assets of the projects. It matures on December 28, 2007, and under certain conditions, which include minimum credit ratings, earnings levels, and the absence of default, the subsidiary can exercise an extension option for an additional four years. The Company had borrowed over $72 million under the loan facility as of June 30, 2003. On December 26, 2002, one of the Company’s subsidiaries entered into a secured $12 million term loan. Universal guaranteed the loan, and it is secured by an aircraft. It matures on December 31, 2007, and under certain conditions, which include minimum credit ratings, earnings levels, and the absence of default, the Company’s subsidiary can exercise an extension option for an additional four years. The proceeds of these financings were used for general corporate purposes.

By December 31, 2002, the Company completed the sale of all securities registered pursuant to a $400 million shelf registration filed in 2000. All the securities were issued as medium-term notes. The $400 million in medium-term notes issued have maturity dates from October 2003 to September 2012. The notes were issued with both fixed and variable interest rates. At June 30, 2003, interest rates on the notes issued ranged from 2.63% to 8.5%. At June 30, 2003, the Company had outstanding interest rate swap agreements on $123.5 million of long-term debt that effectively adjust interest rates from fixed to

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

variable, based on the LIBOR rate. These swaps were accounted for as fair value hedges. The estimated fair value of the swap agreements was about $6 million at June 30, 2003.

Under certain of its credit facilities, the Company must meet financial covenants relating to minimum tangible net worth, minimum working capital, and maximum levels of long-term debt. The Company was in compliance with all such covenants at June 30, 2003 and 2002.

Maturities of long-term debt for the fiscal years succeeding June 30, 2003, are as follows: 2004—$100,387; 2005—$55,716; 2006—$166,230; 2007—$64,297; 2008—$177,469; and 2009 and after—$151,282.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions used for financial reporting purposes to compute net periodic benefit income or cost and benefit obligations, as well as the components of net periodic benefit income or cost are as follows:

	Foreign Pension Benefits (April 30 Measurement Date)			Domestic Pension Benefits (March 31 Measurement Date)			Other Postretirement Benefits (March 31 Measurement Date)
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Assumptions:
Discount rate, end of year	5.00%	5.00%	5.00%	6.25%	7.00%	7.00%	6.25%	7.00%	7.00%
Rate of compensation increases, end of year	3.00%	3.00%	3.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected long-term return on plan assets, end of year	5.00%	5.00%	5.00%	8.00%	8.50%	8.75%	4.30%	4.30%	4.30%
Rate of increase in per-capita cost of covered health care benefits							11.50%	8.00%	8.50%
Components of net periodic benefits — cost (income):
Service cost	$2,112	$3,448	$3,174	$4,962	$5,377	$4,656	$1,034	$771	$893
Interest cost	5,284	5,740	5,325	11,956	11,664	10,575	3,456	2,807	2,832
Expected return on plan assets	(4,818)	(3,549)	(4,816)	(11,231)	(11,120)	(10,509)	(181)	(189)	(181)
Settlement/curtailment cost	987			158			3,766
Net amortization and deferral	(251)	(1,066)	(1,669)	2,676	8,406	7,253	217	(704)	(3,059)

Net periodic benefit cost	$3,314	$4,573	$2,014	$8,521	$14,327	$11,975	$8,292	$2,685	$485

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the changes in benefit obligations and plan assets in 2003 and 2002, and the funded status to prepaid or accrued cost at June 30, 2003 and 2002:

	Foreign Pension Benefits (April 30 Measurement Date)		Domestic Pension Benefits (March 31) Measurement Date)		Other Postretirement Benefits (March 31 Measurement Date)
	2003	2002	2003	2002	2003	2002
Change in projected benefit obligation:
Benefit obligation, beginning of year	$116,958	$108,644	$174,900	$159,651	$51,216	$41,614
Service cost	2,112	3,448	4,962	5,377	1,034	771
Interest cost	5,284	5,740	11,956	11,664	3,456	2,807
Effect of discount rate change			14,221		3,975
Foreign currency exchange rate changes	21,400	1,340
Purchase of business	7,934
Curtailment	(11,797)		(70)		3,766
Settlement	(10,710)		(382)
Other	1,693	1,930	2,134	7,457	188	9,303
Benefits paid	(8,959)	(4,144)	(23,970)	(9,249)	(2,957)	(3,279)

Projected benefit obligation, end of year	$123,915	$116,958	$183,751	$174,900	$60,678	$51,216

Change in plan assets:
Plan assets at fair value, beginning of year	$98,642	$96,096	$128,050	$126,321	$5,030	$5,067
Actual return on plan assets	3,428	2,759	(16,693)	9,481	224	143
Employer contributions	6,645	2,833	16,932	1,497	2,133	3,099
Purchase of business	6,562
Settlements	(14,626)		(382)
Foreign currency exchange rate changes	18,083	1,098
Benefits paid	(8,959)	(4,144)	(23,970)	(9,249)	(2,957)	(3,279)

Plan assets at fair value, end of year	$109,775	$98,642	$103,937	$128,050	$4,430	$5,030

Reconciliation of prepaid (accrued) cost:
Funded status of the plans	$(14,140)	$(18,316)	$(79,814)	$(46,850)	$(56,248)	$(46,186)
Contributions after measurement date	211		4,245	287	754
Unrecognized net transition (asset) obligation	(461)	(871)		576
Unrecognized prior service cost	(43)		1,898	2,312	(325)	(94)
Unrecognized gain on plan amendment		(39)
Unrecognized net (gain) loss	10,442	13,825	60,040	17,729	11,748	7,614
Additional minimum liability	(503)	(655)	(33,148)

Prepaid (accrued) cost, end of year	$(4,494)	$(6,056)	$(46,779)	$(25,946)	$(44,071)	$(38,666)

Prepaid pension costs of $8.9 million and $8.7 million at June 30, 2003 and 2002 are included in other noncurrent assets; accrued pension costs of $60.2 million and $40.7 million were included in long-term liabilities at June 30, 2003 and 2002.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of fiscal year 2003, the Company’s lumber and building products subsidiary in the Netherlands joined a multi-employer industry pension fund. This change reduced the projected benefit obligation and fair value of assets by $22.5 million and $14.6 million, respectively, and resulted in a settlement charge during fiscal year 2003 of $1.0 million. Lump-sum payments required by the non-qualified domestic pension plan, which is not funded, caused an increase in contributions to cover benefits paid in fiscal year 2003.

As a result of the decrease in the discount rate used to value the pension liability and losses on plan assets caused by the downturn in worldwide equity markets, an increase to the additional minimum pension liability resulted in a $33.1 million pre-tax or $20.6 million after-tax reduction of accumulated other comprehensive income during fiscal year 2003. The rate of increase in per-capita cost of covered healthcare benefits is assumed to decrease gradually from 11.5% in 2003 to 6.0% for fiscal year 2014.

A one-percentage-point increase in the assumed health care cost trend would increase the June 30, 2003, accumulated benefit obligation by approximately $2.3 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the 2004 fiscal year by approximately $148 thousand. A one-percentage-point decrease in the assumed health care cost trend would decrease the June 30, 2003, accumulated benefit obligation by approximately $2.0 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the 2004 fiscal year by approximately $127 thousand.

Amounts included in the preceding table that are applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	At June 30,
	2003	2002
Foreign
Projected benefit obligation	$32,088	$11,081
Accumulated benefit obligation	29,087	10,322
Fair value of plan assets	17,526	1,612
Domestic
Projected benefit obligation	$183,751	$45,657
Accumulated benefit obligation	153,302	34,744
Fair value of plan assets	103,937	3,518

In fiscal year 2002, some of the Company’s domestic pension plans were not included in the above table because plan assets exceeded accumulated benefit obligations in some of the plans. However, in fiscal year 2003, all domestic pension plans are included in the preceding table. Losses on plan assets of approximately $17 million and increases in the accumulated benefit obligations of about $14 million, due to a decline in the discount rate assumption, resulted in the accumulated benefit obligations exceeding the plan assets in each of the Company’s domestic pension plans.

Universal and several U.S. subsidiaries offer an employer-matched stock purchase plan. Amounts charged to expense for this defined contribution plan were $1.3 million, $1.3 million, and $1.2 million for 2003, 2002, and 2001, respectively.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. SHARE PURCHASE RIGHTS PLAN

In 1999, the Company distributed, as a dividend, one preferred share purchase right for each outstanding share of common stock. Each right entitles the shareholder to purchase 1/200 of a share of Series A Junior Participating Preferred Stock (“Preferred Stock”) at an exercise price of $110, subject to adjustment. The rights will become exercisable only if a person or group acquires or announces a tender offer for 15% or more of the Company’s outstanding shares of common stock. Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10%. If a person or group acquires the threshold percentage of common stock, each right will entitle the holder, other than the acquiring party, to buy shares of common stock or Preferred Stock having a market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Following the acquisition by any person of more than the threshold percentage of the Company’s outstanding common stock but less than 50% of such shares, the Company may exchange one share of common stock or 1/200 of a share of Preferred Stock for each right (other than rights held by such person). Until the rights become exercisable, they may be redeemed by the Company at a price of one cent per right. The rights expire on February 13, 2009.

NOTE 8. EXECUTIVE STOCK PLANS

The Company’s 1989 Executive Stock Plan by its terms expired on June 30, 1998, and was replaced by the Company’s 1997 Executive Stock Plan, and the 2002 Executive Stock Plan was approved by shareholders in the second quarter of fiscal year 2003 (together, the “Plans”). Under the Plans, officers, directors, and employees of the Company and its subsidiaries may receive grants and awards of common stock, restricted stock, incentive stock options, non-qualified stock options, and reload options. Reload options allow a participant to exercise an option and receive new options by exchanging previously acquired common stock for the shares received from the exercise. One new option may be granted for each share exchanged with an exercise price equivalent to the market price at the date of exchange. Accordingly, the issuance of reload options does not result in a greater number of shares potentially outstanding than that contemplated in the grant of the original option. Up to 2 million shares of the Company’s common stock may be issued under each of the Plans. However, under the 2002 Executive Stock Plan only 500,000 shares of restricted stock may be awarded. Pursuant to the Plans, non-qualified and reload options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant.

Options granted under the Company’s Plans generally become exercisable either one to three years or six months after the date of grant. Options that become exercisable six months after the date of grant qualify for reload options, which are also exercisable six months after the date of grant. Most options expire ten years after the date of grant.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information for the fiscal years ended June 30 follows:

	Years Ended June 30,
	2003		2002		2001
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding, beginning of year	1,637,677	$36.92	2,033,408	$33.95	2,674,499	$31.83
Granted	1,625,713	37.09	826,111	37.80	373,818	33.85
Exercised	(521,094)	34.58	(1,221,842)	32.58	(1,014,909)	28.33
Outstanding, end of year	2,742,296	37.46	1,637,677	36.92	2,033,408	33.95
Exercisable	1,860,041	37.07	1,113,930	36.89	1,673,506	34.89
Available for grant	992,624		222,438		135,670

The following table summarizes information concerning currently outstanding and exercisable options as of June 30, 2003:

	Range of Exercise Prices, per Share
	$20-$30	$30-$40	$40-$50
For options outstanding:
Number outstanding	134,053	2,196,643	411,600
Weighted average remaining contractual life	6.14	7.19	7.76
Weighted average exercise price, per share	$24.74	$37.34	$42.25
For options exercisable:
Number exercisable	134,053	1,636,309	89,679
Weighted average exercise price, per share	$24.74	$37.91	$40.19

Certain potentially dilutive securities outstanding at June 30, 2003, 2002, and 2001, were not included in the computation of earnings per diluted share since their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive. These shares totaled 322 thousand at a weighted-average exercise price of $42.82 per share for 2003; 1.37 million shares at a weighted-average exercise price of $38.80 per share in 2002; and 116 thousand shares at a weighted-average exercise price of $40.19 per share in 2001.

NOTE 9. COMMITMENTS AND OTHER MATTERS

A material part of the Company’s tobacco business is dependent upon a few customers. For the years ended June 30, 2003, 2002, and 2001, revenue from subsidiaries and affiliates of Altria Group, Inc. was approximately $500 million, $400 million, and $900 million, respectively. Beginning with the U.S. burley crop in fiscal year 2001, followed by both the U.S. flue-cured and burley crops in fiscal year 2002, Philip Morris made purchases directly from growers under contract arrangements rather than through leaf merchants like Universal. This change was the primary cause of the decline in revenue, and it did not have a commensurate effect on operating income because the Company continued to process its normal share of the crops for this customer. For the years ended June 30, 2003 and 2002, another customer accounted for revenue of approximately $300 million. The loss of, or substantial reduction in business from, either of these customers would have a material adverse effect on the Company.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial statements. Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At June 30, 2003, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $52.6 million. About 40% of these guarantees expire within one year, and the remainder expire within five years. The Company withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers. The fair value of guarantees issued or last modified after December 31, 2002, was not material. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $52.6 million, and any unpaid accrued interest. Other contingent liabilities totaled approximately $15.5 million and included value-added tax payments that would be required if subsidiaries fail to export tobacco. They also included bid and performance bonds. The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote, and the accrual recorded for exposure under them was not material at June 30, 2003.

If the political situation in Zimbabwe were to deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was $61 million at June 30, 2003.

On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated, and Southwestern Tobacco Company, Incorporated, which are subsidiaries of Universal Corporation (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. In May 2003, the Company Subsidiaries, along with several other domestic cigarette manufacturers and tobacco-leaf dealers entered into a settlement agreement with the plaintiffs.

Under the settlement agreement, the Company Subsidiaries will collectively pay $12 million for distribution to members of the class. The total amount to be paid by all the settling defendants, of which there are five in addition to the Company Subsidiaries, to the class is approximately $212 million, plus commitments by the three settling cigarette manufacturers (i) to purchase certain volumes of domestic flue-cured and burley tobacco for at least ten years and (ii) to pay the fees of plaintiffs’ counsel when approved by the court. The settlement agreement is contingent on final approval by the court.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains that none of its three subsidiaries party to this lawsuit and none of their employees have violated any antitrust laws. The Company decided to enter into the settlement in order to avoid further expense, inconvenience, and burden of this litigation; to prevent the distraction and diversion of our employees; and to put to rest this controversy with valued U.S. tobacco growers. The parties have agreed that the settlement agreement does not constitute an admission of the truth of any of the claims or allegations in the lawsuit. Because management believes it is probable that the court will ultimately approve the settlement agreement, the Company has recorded an accrual of $12 million before taxes, or about $7.7 million after taxes, in the fourth quarter of fiscal year 2003.

The Competition Directorate-General of the European Commission (“DG Comp”) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company’s Spanish subsidiary, Tabacos Espanoles, S.A. (“TAES”), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly structured market for green tobacco in Spain. At this time, no estimate can be made of the amount or timing of the fine, if any, that DG Comp may assess on TAES.

The Company’s operating subsidiaries within each industry segment perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts and notes receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and such amounts have not been material. The allowance for doubtful accounts as of June 30, 2003 and 2002, was $21 million and $17 million, respectively. In the lumber and building product operations in Europe, it is traditional business practice to insure a major portion of accounts and notes receivable against uncollectibility. At June 30, accounts and notes receivable by operating segment were as follows:

	At June 30,
	2003	2002
Tobacco	$193,585	$168,943
Lumber and building products	118,723	84,343
Agri-products	58,478	47,911

	$370,786	$301,197

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. SEGMENT INFORMATION

The Company reports information regarding operating segments on the basis used internally by management to evaluate segment performance. Segments are based on product categories. The Company evaluates performance based on operating income and equity in pretax earnings of unconsolidated affiliates.

The accounting policies of the segments are the same as those described in Note 1 of “Notes to Consolidated Financial Statements.” Sales between segments are insignificant. Sales and other operating revenues are attributed to individual countries based on the location of the subsidiary.

Equity in pretax earnings of unconsolidated affiliates relates primarily to the tobacco segment.

Long-lived assets consist of net property, plant and equipment, goodwill, other intangibles, and other noncurrent assets.

Reportable segments are as follows:

Tobacco

Selecting, buying, shipping, processing, packing, storing, and financing of leaf tobacco in tobacco growing countries for the account of, or for resale to, manufacturers of tobacco products throughout the world.

Lumber and Building Products

Distribution of lumber and related products to the construction markets and to do-it-yourself retailers in Europe, primarily in the Netherlands.

Agri-Products

Trading and processing tea, sunflower seeds, and nuts and trading of other products from the countries of origin to various customers throughout the world.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable Segment Data

	Sales and Other Operating Revenues			Operating Income
Years Ended June 30,	2003	2002	2001	2003	2002	2001
Tobacco	$1,592,440	$1,559,811	$2,062,080	$230,125	$203,010	$239,557
Lumber and building products	597,909	514,084	498,615	32,494	24,736	25,527
Agri-products	446,427	426,183	456,884	12,604	12,505	13,703

Total segments	2,636,776	2,500,078	3,017,579	275,223	240,251	278,787
Corporate expenses				(23,968)	(21,433)	(21,071)
Restructuring costs				(33,001)		(8,745)
Equity in pretax earnings of unconsolidated affiliates				(10,439)	(18,311)	(10,189)

Consolidated total	$2,636,776	$2,500,078	$3,017,579	$207,815	$200,507	$238,782

	Segment Assets			Goodwill
Years Ended June 30,	2003	2002	2001	2003	2002	2001
Tobacco	$1,651,084	$1,425,050	$1,398,952	$100,916	$100,878	$101,105
Lumber and building products	423,106	260,256	222,661	24,727	16,703	9,883
Agri-products	165,478	156,974	158,477	750	358	353

Total segments	2,239,668	1,842,280	1,780,090	126,393	117,939	111,341
Corporate	3,406	2,135	2,283

Consolidated total	$2,243,074	$1,844,415	$1,782,373	$126,393	$117,939	$111,341

	Depreciation and Amortization			Capital Expenditures
Years Ended June 30,	2003	2002	2001	2003	2002	2001
Tobacco	$40,396	$45,432	$47,208	$103,860	$99,190	$53,656
Lumber and building products	8,945	7,354	6,963	10,031	8,414	5,886
Agri-products	2,384	2,201	2,228	1,505	3,186	1,603

Total segments	51,725	54,987	56,399	115,396	110,790	61,145
Corporate

Consolidated total	$51,725	$54,987	$56,399	$115,396	$110,790	$61,145

Geographic Data

	Sales and Other Operating Revenues
Years Ended June 30,	2003	2002	2001
United States	$857,286	$908,846	$1,322,999
The Netherlands	730,568	655,239	658,208
All other countries	1,048,922	935,993	1,036,372

Consolidated total	$2,636,776	$2,500,078	$3,017,579

	Long-Lived Assets
	2003	2002	2001
United States	$323,614	$266,734	$217,721
The Netherlands	150,387	80,274	66,956
Brazil	93,217	85,962	72,778
All other countries	165,273	171,300	175,793

Consolidated total	$732,491	$604,270	$533,248

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. UNAUDITED QUARTERLY FINANCIAL DATA

Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	Years Ended June 30,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Sales and other operating revenues	$657,276	$708,578	$593,836	$677,086
Gross profit	131,705	131,934	118,746	155,766
Net income	28,477	26,743	23,785	31,589
Net income per common share: Basic	1.09	1.04	0.95	1.27
Diluted	1.09	1.04	0.94	1.26
Cash dividends declared per common share	0.34	0.36	0.36	0.36
Market price range: High	39.23	37.52	39.28	43.01
Low	31.81	32.85	35.40	37.69
2002
Sales and other operating revenues	$616,377	$744,275	$547,073	$592,353
Gross profit	116,466	133,685	127,077	116,123
Net income	28,329	29,091	33,114	16,128
Net income per common share: Basic	1.04	1.09	1.26	0.61
Diluted	1.04	1.09	1.26	0.61
Cash dividends declared per common share	0.32	0.34	0.34	0.34
Market price range: High	43.05	37.54	39.45	43.00
Low	33.37	31.74	34.90	36.01

NOTE 12. SUBSEQUENT EVENT

The Company has decided to change its fiscal year-end to March 31 from June 30, bringing all consolidated subsidiaries to the same reporting date. The Company plans to file a Transitional Report on Form 10-K for the nine months ending March 31, 2004.

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and

Shareholders of Universal Corporation:

We have audited the accompanying consolidated balance sheets of Universal Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

Richmond, Virginia

August 7, 2003

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

The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with management, the internal auditors and the independent auditors to assure that each is properly discharging its responsibilities. Ernst & Young LLP and the internal auditors have full and free access to meet privately with the Audit Committee to discuss accounting controls, audit findings and financial reporting matters.

/s/ HARTWELL H. ROPER
Hartwell H. Roper
Vice President and Chief Financial Officer

August 7, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For the three years ended June 30, 2003, there were no changes in or disagreements between the Company and its independent auditors on any matter of accounting principles, practices or financial disclosures.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Refer to the captions “Election of Directors” and “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the September 23, 2003 Proxy Statement, which information is incorporated herein by reference. The following are executive officers of Universal Corporation as of September 12, 2003.

Name	Position	Age
A. B. King	President and Chief Executive Officer	57
H. H. Roper	Vice President and Chief Financial Officer	55
W. L. Taylor	Vice President and Chief Administrative Officer	62
J. M. M. van de Winkel	President and Chairman of the Board of Deli Universal, Inc.	54
J. H. Starkey, III	Vice President	62
G. C. Freeman, III	General Counsel and Secretary	40
J. A. Huffman	Controller	41

There are no family relationships between any of the above officers.

All of the above officers, except Messrs. King, van de Winkel, Freeman, and Huffman, have been employed by the Company in the listed capacities during the last five years. A. B. King served as President and Chief Operating Officer from December 1992 until December 2002 and was elected President and Chief Executive Officer effective January 1, 2003. J. M. M. van de Winkel was Co-

President and Co-Chairman of Deli Universal, Inc. from August 1998 until August 5, 2003. G. C. Freeman, III served as Vice President, Associate General Counsel and Assistant Secretary of Universal Leaf Tobacco Company, Incorporated from June 1998 to February 2001. J. A. Huffman was Director, Financial Reporting prior to November 2000.

Item 11. Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s September 23, 2003 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

See “Market for Registrant’s Common Equity and Related Shareholder Matters.” Refer also to the caption “Stock Ownership” in the Company’s September 23, 2003 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Refer to the caption “Certain Transactions” in the Company’s September 23, 2003 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Refer to the caption “Audit Information – Fees of Independent Auditors” in the Company’s September 23, 2003 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)(1)	The following consolidated financial statements of Universal Corporation and Subsidiaries are included in Item 8:

Consolidated Statements of Income for the years ended June 30, 2003, 2002, and 2001

Consolidated Balance Sheets at June 30, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002, and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2003, 2002, and 2001

Notes to Consolidated Financial Statements for the years ended June 30, 2003, 2002, and 2001

Report of Ernst & Young LLP, Independent Auditors

	(2)	Financial Statement Schedules: None

	(3)	List of Exhibits:

3.1		Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant’s Form 8-A Registration Statement, dated December 22, 1998, File No.1-652).

3.2		Bylaws (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No 1-652).

4.1		Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.2		Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 3, 1998, File No. 1-652).

4.3		First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 7, 1999, File No. 1-652).

4.4		Specimen Common Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

4.5	Form of 6 1/2% Note due February 15, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 20, 1996, File No. 1-652).

4.6	Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to the Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

4.7	Form of Fixed Rate Note due October 2, 2003 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 2, 2000, File No. 1-652).

4.8	Form of Fixed Rate Note due May 2, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 13, 2000, File No. 1-652).

4.9	Form of Fixed Rate Note due November 21, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2000, File No. 1-652).

4.10	Form of Floating Rate Note due November 30, 2004 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2000, File No. 1-652).

4.11	Form of Fixed Rate Note due December 15, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2000, File No. 1-652).

4.12	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 1-652).

4.13	Form of Fixed Rate Note due January 26, 2004 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2001, File No. 1-652).

4.14	Form of Fixed Rate Note due February 15, 2008 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 12, 2001, File No. 1-652).

4.15	Form of Fixed Rate Note due February 15, 2007, (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2002, File No. 1-652).

4.16	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 3, 2002, File No. 1-652).

4.17	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2002, File No. 1-652).

4.18	Form of Fixed Rate Note due September 20, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2002, File No. 1-652).

4.19	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 24, 2002, File No. 1-652).

4.20	Form of Fixed Rate Note due September 26, 2012 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2002, File No. 1-652).

4.21	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2002, File No. 1-652).

4.22	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2002, File No. 1-652).

4.23	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2002, File No. 1-652).

4.24	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2002, File No. 1-652).

The Registrant, by signing this Report on Form 10-K, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed, and that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1	Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.2	Universal Leaf Tobacco Company, Incorporated Supplemental Stock Purchase Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.3	Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.4	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.5	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.6	Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.7	Universal Corporation 1989 Executive Stock Plan, as amended on August 7, 2003.*

10.8	Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

10.9	Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

10.10	Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.11	Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.12	Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.13	Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

10.14	Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.15	Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.16	Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

10.17	First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.18	Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.19	Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.20	Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.21	Form of Employment Agreement dated January 15, 1998, between Universal Corporation and named executive officers (Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.22	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.23	Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003.*

10.24	1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.25	Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.26	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.27	Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.28	Agreement for Stemming Services between Philip Morris Incorporated and Universal Leaf Tobacco Company, Incorporated, dated May 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.29	Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.30	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.31	Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.32	Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.33	Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.34	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-652).

10.35	Amendment No. 1 to Stemming Services Agreement by and between Philip Morris Incorporated and Universal Leaf Tobacco Company Incorporated dated August 29, 2002 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-652).

10.36	Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003.*

10.37	Form of 2002 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers.*

10.38	Form of 2002 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers.*

10.39	Term Loan Credit Agreement dated as of April 7, 2003, by and among the Registrant and the Registrant’s subsidiaries identified therein as a “Guarantor” and such other entities as may from time to time become a party thereto, the lenders named therein and such other lenders as may become a party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-652).

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Auditors.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

(b)	Reports on Form 8-K

	(1)	Form 8-K dated May 5, 2003, reporting Item 5 concerning appointment of new director and filing related press release under Item 7.

	(2)	Form 8-K dated May 6, 2003, reporting Item 12 concerning earnings for quarter ended March 31, 2003 and furnishing related press release under Item 7.

	(3)	Form 8-K dated May 13, 2003, reporting Item 5 concerning remarks of Allen B. King at 2003 Tobacco Supplier Conference, May 13, 2003 and filing transcript of remarks under Item 7.

	(4)	Form 8-K dated May 16, 2003, reporting Item 5 concerning entering DeLoach Case Settlement Agreement and filing related press release under Item 7.

	(5)	Form 8-K dated August 7, 2003, reporting Item 12 concerning earnings for period ended June 30, 2003, reporting Item 8 concerning change in fiscal year, and furnishing related press releases under Item 7.

(c)	Exhibits

The exhibits listed in Item 14(a)(3) are filed as part of this annual report.

(d)	Financial Statement Schedules

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

UNIVERSAL CORPORATION
September 12, 2003
	By:	/s/ ALLEN B. KING
Allen B. King President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN B. KING Allen B. King	President and Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2003

/s/ HARTWELL H. ROPER Hartwell H. Roper	Vice President and Chief Financial Officer	September 12, 2003

/s/ JAMES A. HUFFMAN James A. Huffman	Controller (Principal Accounting Officer)	September 12, 2003

/s/ HENRY H. HARRELL Henry H. Harrell	Chairman and Director	September 12, 2003

/s/ JOHN B. ADAMS, JR. John B. Adams, Jr.	Director	September 12, 2003

/s/ JOSEPH C. FARRELL Joseph C. Farrell	Director	September 12, 2003

/s/ CHARLES H. FOSTER, JR. Charles H. Foster, Jr.	Director	September 12, 2003

/s/ THOMAS H. JOHNSON Thomas H. Johnson	Director	September 12, 2003

Signature	Title	Date

/s/ EDDIE N. MOORE Eddie N. Moore	Director	September 12, 2003

/s/ JEREMIAH J. SHEEHAN Jeremiah J. Sheehan	Director	September 12, 2003

/s/ HUBERT R. STALLARD Hubert R. Stallard	Director	September 12, 2003

/s/ WALTER A. STOSCH Walter A. Stosch	Director	September 12, 2003

/s/ DR. EUGENE P.TRANI Dr. Eugene P. Trani	Director	September 12, 2003

EXHIBIT INDEX

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant’s Form 8-A Registration Statement, dated December 22, 1998, File No. 1-652).

3.2	Bylaws (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.2	Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 3, 1998, File No. 1-652).

4.3	First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 7, 1999, File No. 1-652).

4.4	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

4.5	Form of 6 1/2% Note due February 15, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 20, 1996, File No. 1-652).

4.6	Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

4.7	Form of Fixed Rate Note due October 2, 2003 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 2, 2000, File No. 1-652).

4.8	Form of Fixed Rate Note due May 2, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 13, 2000, File No. 1-652).

4.9	Form of Fixed Rate Note due November 21, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2000, File No. 1-652).

4.10	Form of Floating Rate Note due November 30, 2004 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2000, File No. 1-652).

4.11	Form of Fixed Rate Note due December 15, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2000, File No. 1-652).

4.12	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 1-652).

4.13	Form of Fixed Rate Note due January 26, 2004 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 30, 2001, File No. 1-652).

4.14	Form of Fixed Rate Note due February 15, 2008 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 12, 2001, File No. 1-652).

4.15	Form of Fixed Rate Note due February 15, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2002, File No. 1-652).

4.16	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 3, 2002, File No. 1-652).

4.17	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2002, File No. 1-652).

4.18	Form of Fixed Rate Note due September 20, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2002, File No. 1-652).

4.19	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 24, 2002, File No. 1-652).

4.20	Form of Fixed Rate Note due September 26, 2012 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2002, File No. 1-652).

4.21	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2002, File No. 1-652).

4.22	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2002, File No. 1-652).

4.23	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2002, File No. 1-652).

4.24	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2002, File No. 1-652).

The Registrant, by signing this Report on Form 10-K, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed and that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1	Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.2	Universal Leaf Tobacco Company, Incorporated Supplemental Stock Purchase Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.3	Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.4	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.5	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.6	Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended June 30, 1998, File No. 1-652).

10.7	Universal Corporation 1989 Executive Stock Plan, as amended on August 7, 2003.*

10.8	Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

10.9	Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

10.10	Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.11	Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.12	Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.13	Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

10.14	Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.15	Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.16	Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

10.17	First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.18	Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.19	Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.20	Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.21	Form of Employment Agreement dated January 15, 1998, between Universal Corporation and named executive officers (Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.22	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.23	Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003.*

10.24	1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-
652).

10.25	Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.26	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.27	Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.28	Agreement for Stemming Services between Philip Morris Incorporated and Universal Leaf Tobacco Company, Incorporated, dated May 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.29	Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.30	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.31	Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.32	Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.33	Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.34	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-652).

10.35	Amendment No. 1 to Stemming Services Agreement by and between Philip Morris Incorporated and Universal Leaf Tobacco Company Incorporated dated August 29, 2002 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-652).

10.36	Universal Corporation 2002 Executive Stock Plan as amended on August 7, 2003.*

10.37	Form of 2002 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers.*

10.38	Form of 2002 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers.*

10.39	Term Loan Credit Agreement dated as of April 7, 2003, by and among the Registrant and the Registrant’s subsidiaries identified therein as a “Guarantor” and such other entities as may from time to time become a party thereto, the lenders named therein and such other lenders as may become a party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-652).

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Auditors.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

