Form 10-Q
period 2003-09-30
UNIVERSAL CORP /VA/
filed 2003-11-14
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2003

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

Registrant’s telephone number, including area code—(804) 359-9311

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date:

Common Stock, no par value—24,992,233 shares outstanding as of October 29, 2003

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

Three Months Ended September 30, 2003 and 2002

(In thousands of dollars, except share and per share data)

	THREE MONTHS
	2003	2002
	(Unaudited)
Sales and other operating revenues	$786,601	$657,276
Costs and expenses
Cost of goods sold	647,008	525,571
Selling, general and administrative expenses	79,939	67,199
Restructuring costs	—	13,498

Operating income	59,654	51,008
Equity in pretax earnings of unconsolidated affiliates	3,776	1,542
Interest expense	11,076	10,484

Income before income taxes and other items	52,354	42,066
Income taxes	18,847	14,935
Minority interests	(921)	(1,346)

Net income	$34,428	$28,477

Earnings per common share—basic	$1.38	$1.09

Earnings per common share—diluted	$1.37	$1.09

Retained earnings—beginning of period	$592,673	$569,059
Net income	34,428	28,477
Cash dividends declared ($.36 in 2003, $.34 in 2002)	(8,989)	(8,833)
Purchase of common stock, net of shares issued	(3,268)	(11,155)

Retained earnings—end of period	$614,844	$577,548

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2003	September 30, 2002	June 30, 2003
	(Unaudited)	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$57,183	$84,355	$44,659
Accounts receivable	408,213	377,245	370,784
Advances to suppliers	122,991	109,589	115,928
Accounts receivable—unconsolidated affiliates	5,622	1,359	7,595
Inventories—at lower of cost or market:
Tobacco	609,431	540,591	529,736
Lumber and building products	140,299	86,840	140,647
Agri-products	76,748	74,129	82,527
Other	35,878	26,278	30,377
Prepaid income taxes	5,819	10,511	12,375
Deferred income taxes	5,995	6,008	6,168
Other current assets	34,893	24,165	34,201

Total current assets	1,503,072	1,341,070	1,374,997

Property, plant and equipment—at cost
Land	51,692	28,336	51,110
Buildings	306,092	257,991	303,916
Machinery and equipment	695,450	590,553	679,556

	1,053,234	876,880	1,034,582
Less accumulated depreciation	524,234	456,231	521,201

	529,000	420,649	513,381
Other assets
Goodwill and other intangibles	132,472	125,984	132,903
Investments in unconsolidated affiliates	93,559	85,235	90,119
Deferred income taxes	45,436	45,990	45,466
Other noncurrent assets	91,631	80,237	86,208

	363,098	337,446	354,696

	$2,395,170	$2,099,165	$2,243,074

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2003	September 30, 2002	June 30, 2003
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Notes payable and overdrafts	$253,423	$204,200	$265,742
Accounts payable	352,201	282,094	361,058
Accounts payable—unconsolidated affiliates	3,375	7,721	2,073
Customer advances and deposits	193,202	155,172	42,093
Accrued compensation	23,780	15,437	31,959
Income taxes payable	23,958	22,457	20,969
Current portion of long-term obligations	102,413	120,370	100,387

Total current liabilities	952,352	807,451	824,281

Long-term obligations	609,939	511,982	614,994

Postretirement benefits other than pensions	40,491	38,882	40,305

Other long-term liabilities	97,780	86,354	96,522

Deferred income taxes	12,392	21,769	12,348

Minority interests	33,416	26,719	34,346

Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
Common stock, no par value, authorized 100,000,000 shares, 24,983,745 issued and outstanding shares (24,920,083 at June 30, 2003)	95,169	89,372	90,665
Retained earnings	614,844	577,548	592,673
Accumulated other comprehensive income (loss)	(61,213)	(60,912)	(63,060)

Total shareholders’ equity	648,800	606,008	620,278

	$2,395,170	$2,099,165	$2,243,074

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended September 30, 2003 and 2002

(In thousands of dollars)

	THREE MONTHS
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,428	$28,477
Depreciation	11,892	11,917
Amortization	792	1,188
Other adjustments to reconcile net income to net cash provided by operating activities	(4,354)	22,695
Changes in operating assets and liabilities	9,866	(132,325)

Net cash provided (used) by operating activities	52,624	(68,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(19,500)	(35,300)

Net cash used in investing activities	(19,500)	(35,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	(12,300)	77,400
Issuance of long-term debt	2,900	73,000
Repayment of long-term debt	(3,400)	—
Issuance of common stock	4,700	—
Purchases of common stock	(3,500)	(11,900)
Dividends paid	(9,000)	(8,800)

Net cash provided (used) in financing activities	(20,600)	129,700

Net increase in cash and cash equivalents	12,524	26,352
Cash and cash equivalents at beginning of year	44,659	58,003

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,183	$84,355

See accompanying notes.

Universal Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

All figures contained herein are unaudited.

1).	Universal Corporation, with its subsidiaries (the “Company” or “Universal”), has operations in tobacco, lumber and building products, and agri-products. Because of the seasonal nature of these businesses, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation.

Universal has decided to change its fiscal year-end to March 31 from June 30 effective for the current fiscal year. This change will bring all consolidated subsidiaries to the same reporting date and will better match the fiscal reporting period with the crop and operating cycles of the Company’s largest operations. The Company plans to file a Transitional Report on Form 10-K for the nine months ending March 31, 2004.

2).	Guarantees and other contingent liabilities: Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At September 30, 2003, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $68.7 million. About 45% of these guarantees expire within one year, and the remainder expire within 5 years. The Company withholds payments due to the farmer on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers.

Other contingent liabilities total approximately $12.6 million and include value-added tax payments that would be required in certain countries if subsidiaries fail to export tobacco. They also include bid and performance bonds.

The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote, and the accrual recorded for the value of the guarantees was not material at September 30, 2003.

In recent years, economic and political changes in Zimbabwe have led to a significant decline in tobacco production in that country. Universal and other leaf tobacco merchants operating in Zimbabwe have been able to offset this decline with increased production in other countries and growing regions. If the political situation in Zimbabwe were to further deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was $59 million at September 30, 2003.

3).	On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated, and Southwestern Tobacco Company, Incorporated, which are subsidiaries of Universal Corporation (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and subsequently moved to the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government.

In May 2003, the Company Subsidiaries, along with several other domestic cigarette manufacturers and tobacco-leaf dealers, entered into a settlement agreement with the plaintiffs. Under the settlement agreement, the Company Subsidiaries agreed to pay $12 million for distribution to members of the class. The total amount to be paid by all the settling defendants, of which there are five in addition to the Company Subsidiaries, to the class is approximately $212 million, plus commitments by the three settling cigarette manufacturers (i) to purchase certain volumes of domestic flue-cured and burley tobacco for at least ten years and (ii) to pay the fees of plaintiffs’ counsel when approved by the court. The court approved the settlement agreement in October 2003, dismissing the case against the settling defendants, and Universal completed its payment on October 20, 2003.

4).	The Competition Directorate-General of the European Commission (“DG Comp”) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company’s Spanish subsidiary, Tabacos Espanoles, S.A. (“TAES”), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly structured market for green tobacco in Spain. At this time, no estimate can be made of the amount or timing of the fine, if any, that the DG Comp may assess on TAES.

5).	During fiscal year 2003, the Company recorded about $33.0 million in restructuring charges associated with continued consolidation of U.S. and African tobacco operations. Approximately $28 million of the charges were to record the severance cost associated with approximately 941 hourly employees and 366 salaried employees. The severance costs included $13.5 million recorded in the first quarter of fiscal year 2003 related to the U.S. operations. During the quarter ended September 30, 2003, the Company paid approximately $1.5 million associated with the plan, to 77 employees.

Changes in severance liabilities are shown below:

Severance Liabilities	Three months ended September 30, 2003	Three months ended September 30, 2002	Fiscal year ended June 30, 2003
(in thousands of dollars)
Beginning balance	$13,399	$2,079	$2,079
Restructuring charges	—	13,498	27,981
Payments	(1,464)	(1,672)	(16,661)

Ending balance	$11,935	$13,905	$13,399

6).	As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to stock options granted to employees. Under Statement No 123, as amended by Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company discloses pro forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards.

	THREE MONTHS
Periods ended September 30,	2003	2002
Net income (in thousands of dollars)	$34,428	$28,477
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(978)	(962)

Pro forma net income under fair value method	$33,450	$27,515

Earnings per share—basic	$1.38	$1.09
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.04)	(0.04)

Pro forma earnings per share—basic	$1.34	$1.05

Earnings per share—diluted	$1.37	$1.09
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.04)	(0.04)

Pro forma earnings per share—diluted	$1.33	$1.05

7).	The following table sets forth the computation of basic and diluted earnings per share.

	THREE MONTHS
Periods ended September 30,	2003	2002
Net income (in thousands of dollars)	$34,428	$28,477

Denominator for basic earnings per share:
Weighted average shares	24,941,340	26,062,038
Effect of dilutive securities:
Employee stock options	193,702	44,334

Denominator for diluted earnings per share	25,135,042	26,106,372

Earnings per share—basic	$1.38	$1.09

Earnings per share—diluted	$1.37	$1.09

8).	Comprehensive Income:

	THREE MONTHS
Periods ended September 30,	2003	2002
(in thousands of dollars)
Net income	$34,428	$28,477
Foreign currency translation adjustment	1,847	10,309

Comprehensive income	$36,275	$38,786

9).	Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	THREE MONTHS
Periods ended September 30,	2003	2002
(in thousands of dollars)
SALES AND OTHER OPERATING REVENUES
Tobacco	$456,689	$401,777
Lumber and building products distribution	196,331	142,904
Agri-products	133,581	112,595

Consolidated total	$786,601	$657,276

OPERATING INCOME
Tobacco	$58,229	$60,519
Lumber and building products distribution	7,963	6,970
Agri-products	2,843	3,800

Total segment operating income	69,035	71,289
Less:
Corporate expenses	5,605	5,241
Restructuring costs	—	13,498
Equity in pretax earnings of unconsolidated affiliates	3,776	1,542

Consolidated total	$59,654	$51,008

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS

Liquidity and Capital Resources

Working capital at September 30, 2003, was $550.7 million, nearly flat with the level at June 30, 2003; however, its components primarily reflected changes consistent with normal seasonal patterns. Our tobacco inventories at $609.4 million were about $79.7 million higher than the balance at June 30, 2003. Inventories usually increase during the first half of the fiscal year when tobacco is received and processed in Africa and the United States, and is awaiting shipment to customers. During the third quarter, the balance begins to decline again, reaching a low point in the fourth quarter. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis; thus, the increase in inventory represents primarily tobacco that has been committed to customers. Operating assets and liabilities were relatively stable in aggregate as seasonal increases in receivables and inventories were more than offset by a $151.1 million increase in customer deposits, which brought the balance of customer advances and deposits to $193.2 million at September 30, 2003.

With some exceptions, our international tobacco operations generally conduct business in U.S. dollars, thereby limiting foreign exchange risk to local processing and overhead costs rather than to the cost of green tobacco. However, for those tobacco and non-tobacco subsidiaries that conduct their business in other currencies, changes in currency exchange rates can affect the translation of their financial statements, and in some cases give rise to currency gains or losses. Agri-products and lumber and building products operations enter into foreign exchange contracts to hedge firm purchase and sale commitments for terms of less than six months. Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. As of September 30, 2003, interest on over 60% of our $966 million in total debt was based on variable market interest rates in order to better match the interest rates that we charge our customers.

We invested about $19.5 million in purchases of property, plant and equipment during the quarter ended September 30, 2003. That investment is down from the $35.3 million that we spent in the first quarter of fiscal year 2003, as construction of the new U.S. processing facility in Nash County, North Carolina, was coming to an end.

During the quarter, we used our $52.6 million in cash flow from operations to fund $19.5 million of capital expenditures, $3.5 million in stock repurchases, and $9 million in dividend payments. The remainder was primarily used to decrease debt and increase cash balances.

On February 12, 2003, we filed a shelf registration statement with the Securities and Exchange Commission to register $400 million in debt securities under the Securities Exchange Act of 1933. In early October 2003, we issued $200 million in 5.2% medium-term notes due October 15, 2013, pursuant to that registration. The proceeds were used to repay maturing long-term debt of $63 million in 8% medium-term notes and for other general corporate purposes. As of September 30, 2003, we were in compliance with the covenants of our debt agreements.

We believe that our liquidity and capital resources at September 30, 2003, remained adequate to support our foreseeable operating needs.

Results of Operations

Net income for the quarter ended September 30, 2003, was $34.4 million, or $1.37 per diluted share, compared to $28.5 million, or $1.09 per diluted share, in the first quarter of fiscal year 2003. Last year’s first quarter included a restructuring charge of $13.5 million before taxes related to the consolidation and streamlining of U.S. operations. ‘Operating income’ increased by $8.7 million to $59.7 million. ‘Sales and other operating revenues’ were $787 million in the quarter compared to $657 million a year ago, an increase of $130 million or nearly 20%.

‘Sales and other operating revenues’ for the tobacco segment increased by about $55 million due to increased volume shipped from Europe, sales of African tobacco carried over from last year, and the impact of the strong euro on local European Union sales. Tobacco segment operating income decreased somewhat in the quarter compared to a very strong first quarter last year. The decrease was primarily caused by a change in sales mix in Brazil as well as the effect of a poor Indonesian crop. These effects were partially offset by the impact of carryover sales from Africa and by our oriental tobacco joint venture. Our Argentine operations also continued to perform well as shipment volumes were more than double last year’s levels.

Lumber and building products revenues were up 37% to $196.3 million, and earnings were up 14% to $8.0 million in the quarter due to the inclusion of JéWé, which was acquired in January 2003, and the on-going benefit from a stronger euro. The euro was up 21% in the first quarter of fiscal year 2004 compared to the same quarter a year ago. However, euro sales and earnings for the group, excluding JéWé, were lower, as volume and margin pressures continued in The Netherlands, reflecting the stagnant economy and a slowdown in construction activity.

Agri-products revenues were up in the quarter primarily due to minor acquisitions made during fiscal year 2003 and higher tea sales, but earnings were below last year’s levels as difficult market conditions continued in tea, rubber, and canned foods, and results from nuts and dried fruit distribution lagged last year’s record levels. Confectionery seeds showed good improvement in the quarter.

Fiscal year 2004 is off to a good start, and we are optimistic about the outlook for the year. Conditions remain difficult in Zimbabwe where the economic and political situation continues to deteriorate. We currently expect about 85 million kilos of flue-cured tobacco to be marketed this year, down from 166 million kilos a year ago. And, the crop that will be marketed in our fiscal year 2005 is projected to be only 50 million kilos. We have moved to replace the lost Zimbabwe volumes by encouraging increased production in South America and in a number of African countries, and we believe that the availability of flue-cured and burley tobacco in fiscal year 2004 will remain adequate to meet our customers’ requirements.

We have been pleased with the early results from our new processing center in Nash County, North Carolina, which began full operations in August of this year. U.S. flue-cured and burley crops continue to suffer from the effects of an antiquated federal program that supports U.S. leaf prices at noncompetitive levels. Discussions continue in the U.S. Congress on legislative alternatives for changes in the federal tobacco program and a buyout of quota. However, consensus remains elusive, and it does not seem likely that legislation needed to make U.S. leaf competitive in the world market will be taken in the few legislative days remaining in the current session.

Difficult economic conditions in Europe continued to adversely effect our lumber and building products distribution operations. However, we have moved to control costs and remain hopeful that economic forecasts of improved conditions in the first half of 2004 will prove to be correct. The strength of the euro continues to benefit the translation of the earnings of this segment into

U.S. dollars. International markets remain unsettled for many of the products included in our agri-products segment; however, prospects for our confectionery seed business have improved, and our nut and dried fruit distribution businesses are performing well.

The Company will be changing its fiscal year end to March 31 from June 30 for fiscal year 2004, which will align all our worldwide operations to the same reporting date and better match our reporting dates with the crop and operating cycles of our largest operations. We are pleased that fiscal year 2004 is off to a good start and expect that earnings for the nine months ending March 31, 2004, which will be our transitional period, will be in the range of $85 million to $95 million compared to $79 million for the first nine months of fiscal year 2003.

In October 2003, the Company’s internal auditors discovered that one of the Company’s indirect foreign subsidiaries, which is not significant to the Company’s financial statements, had requested, in September 2003, a foreign law firm associated with a foreign affiliate of Ernst & Young LLP, our independent auditors, to provide services to the foreign subsidiary. As a result of this discovery, the relationship with the law firm was terminated, and the accrued fees of approximately $15,000 will not be billed by the law firm. The Company is evaluating whether these actions may have impaired Ernst & Young LLP’s independence with respect to the Company. Ernst & Young LLP has confirmed its independence to the Company and its audit committee. If, upon completion of its evaluation, the Company were to determine that Ernst & Young LLP’s independence had been impaired, the Company would be required to engage a new independent auditor.

The Company cautions readers that any statements contained herein regarding earnings and expectations for our performance are forward-looking statements based upon management’s current knowledge and assumptions about future events, including anticipated levels of demand for and supply of the Company’s products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; and general economic, political, market, and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro. Actual results, therefore, could vary from those expected. For more details on important factors that could cause actual results to differ from our expectations, see Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates fall. As of September 30, 2003, tobacco inventory of $609.4 million comprised about $551.5 million in inventory that was committed for sale to customers and about $57.7 million that was not committed. Committed inventory, after deducting $193.2 million in customer deposits, represents our net exposure of $358.3 million. To manage this risk, we maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements. Our aggregate debt carried at variable interest rates either on its face or through derivative instruments was nearly $610 million, in order to substantially mitigate interest rate risk related to carrying fixed-rate debt. Of the nearly $610 million in variable-rate debt, $123.5 million represented hedges of fixed rate debt in which we receive fixed rate payments and pay variable rate payments based on LIBOR. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $6 million, about 59% of that amount should be offset with changes in customer charges.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs and overhead in the source country. Most of the operations are accounted for using the U.S. dollar as the functional currency. Because there is no forward foreign exchange market in many of our major countries of tobacco origin, we manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net investment in individual countries. In these countries, we are vulnerable to currency gains and losses to the extent that any local currency balances do not offset each other. While these net exposures are typically small and vary seasonally, the Company has experienced more significant effects in certain instances where currency exchange rates in certain countries were adjusted dramatically. In fiscal year 2003, the Company reported a $20.2 million gain on remeasurement of local currency liabilities after export rates were adjusted in Africa. Including this gain, the Company recognized a net exchange gain due to remeasurement of $12.6 million in 2003. Our recurring exchange gains and losses, including the effects of remeasurements, remain immaterial.

Our lumber and building products operations, which are based in The Netherlands, use the euro as their functional currency. In certain non-export tobacco markets, we also use the local currency as the functional currency. Examples of these domestic markets are Poland, Hungary, and Canada. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.

Commodity

We use commodity futures in our rubber business to reduce the risk of price fluctuations. We do not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amount recorded during the quarter was not material.

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

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal control over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER   INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 26, 2001, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated, and Southwestern Tobacco Company, Incorporated, which are subsidiaries of Universal Corporation (the “Company Subsidiaries”), were served with the Third Amended Complaint, naming them and other leaf tobacco merchants as defendants in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and subsequently moved to the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). The DeLoach Suit is a class action brought on behalf of U.S. tobacco growers and quota holders that alleges that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government.

In May 2003, the Company Subsidiaries, along with several other domestic cigarette manufacturers and tobacco-leaf dealers entered into a settlement agreement with the plaintiffs. Under the settlement agreement, the Company Subsidiaries agreed to pay $12 million for distribution to members of the class. The total amount to be paid by all the settling defendants, of which there are five in addition to the Company Subsidiaries, to the class is approximately $212 million, plus commitments by the three settling cigarette manufacturers (i) to purchase certain volumes of domestic flue-cured and burley tobacco for at least ten years and (ii) to pay the fees of plaintiffs’ counsel when approved by the court. The court approved the settlement agreement in October 2003, dismissing the case against the settling defendants, and Universal completed its payment on October 20, 2003.

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

10.1.    Universal Corporation Amended and Restated 1994 Stock Option Plan for Non-Employee Directors, dated October 27, 2003*

31.1.    Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2.    Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1.    Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2.    Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

b.	Reports on Form 8-K

Form 8-K dated August 7, 2003, reporting Item 12 concerning earnings for period ended June 30, 2003, reporting Item 8 concerning change in fiscal year, and furnishing related press releases under Item 7.

Form 8-K dated September 9, 2003, reporting Item 5 concerning Canadian processing agreement negotiations and filing related press release under Item 7.

Form 8-K dated October 1, 2003, filing under Item 7 a Distribution Agreement and forms of notes to be used in connection with continuous medium-term note offering.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	UNIVERSAL CORPORATION
(Registrant)
/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and
Chief Financial Officer
/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)