Form 10-Q
period 2003-12-31
UNIVERSAL CORP /VA/
filed 2004-02-10
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 2003

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

Common Stock, no par value – 25,141,364 shares outstanding as of January 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

Three and Six Months Ended December 31, 2003 and 2002

(In thousands of dollars, except share and per share data)

	THREE MONTHS		SIX MONTHS
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$801,011	$708,578	$1,587,612	$1,365,854
Costs and expenses
Cost of goods sold	640,893	576,644	1,287,901	1,102,215
Selling, general and administrative expenses	83,621	74,942	163,560	142,141
Restructuring costs	—	—	—	13,498

Operating income	76,497	56,992	136,151	108,000
Equity in pretax earnings (loss) of unconsolidated affiliates	(1,880)	(1,448)	1,896	94
Interest expense	12,198	11,798	23,274	22,282

Income before income taxes and other items	62,419	43,746	114,773	85,812
Income taxes	22,471	15,528	41,318	30,463
Minority interests	2,581	1,475	1,660	129

Net income	$37,367	$26,743	$71,795	$55,220

Earnings per common share - basic	$1.49	$1.04	$2.88	$2.14

Earnings per common share - diluted	$1.48	$1.04	$2.85	$2.13

Retained earnings - beginning of period			$592,673	$569,059
Net income			71,795	55,220
Cash dividends declared ($.75 - 2003, $.70 - 2002)			(18,781)	(17,891)
Purchase of common stock, net of shares issued			(3,268)	(31,591)

Retained earnings - end of period			$642,419	$574,797

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2003	December 31, 2002	June 30, 2003
	(Unaudited)	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$135,793	$149,477	$44,659
Accounts receivable	356,835	222,338	370,784
Advances to suppliers	124,870	121,609	115,928
Accounts receivable - unconsolidated affiliates	6,681	4,243	7,595
Inventories - at lower of cost or market:
Tobacco	565,635	548,391	529,736
Lumber and building products	134,190	84,913	140,647
Agri-products	82,276	66,574	82,527
Other	28,969	28,973	30,377
Prepaid income taxes	4,031	18,109	12,375
Deferred income taxes	6,249	6,637	6,168
Other current assets	23,613	20,727	34,201

Total current assets	1,469,142	1,271,991	1,374,997

Property, plant and equipment - at cost
Land	59,105	34,631	57,310
Buildings	348,153	291,648	338,115
Machinery and equipment	689,277	575,700	639,157

	1,096,535	901,979	1,034,582
Less accumulated depreciation	552,073	466,360	521,201

	544,462	435,619	513,381
Other assets
Goodwill and other intangibles	132,853	125,629	132,903
Investments in unconsolidated affiliates	92,510	82,722	90,119
Deferred income taxes	51,900	47,085	45,466
Other noncurrent assets	89,085	89,835	86,208

	366,348	345,271	354,696

	$2,379,952	$2,052,881	$2,243,074

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2003	December 31, 2002	June 30, 2003
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Notes payable and overdrafts	$172,393	$124,656	$265,742
Accounts payable	329,872	307,430	361,058
Accounts payable - unconsolidated affiliates	4,783	4,159	2,073
Customer advances and deposits	111,973	109,180	42,093
Accrued compensation	30,691	17,730	31,959
Income taxes payable	15,726	25,673	20,969
Current portion of long-term obligations	64,418	183,365	100,387

Total current liabilities	729,856	772,193	824,281

Long-term obligations	775,358	514,527	614,994

Postretirement benefits other than pensions	40,989	39,335	40,305

Other long-term liabilities	98,059	74,432	96,522

Deferred income taxes	18,691	25,387	12,348

Minority interests	33,356	23,927	34,346

Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
Common stock, no par value, authorized 100,000,000 shares, 24,983,745 issued and outstanding shares (25,278,217 at December 31, 2002, and 24,920,083 at June 30, 2003)	94,912	87,920	90,665
Retained earnings	642,419	574,797	592,673
Accumulated other comprehensive loss	(53,688)	(59,637)	(63,060)

Total shareholders’ equity	683,643	603,080	620,278

	$2,379,952	$2,052,881	$2,243,074

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended December 31, 2003 and 2002

(In thousands of dollars)

	SIX MONTHS
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,795	$55,220
Depreciation	26,000	23,000
Amortization	2,000	2,000
Other adjustments to reconcile net income to net cash provided by operating activities	(4,000)	14,000
Changes in operating assets and liabilities	11,339	(27,746)

Net cash provided by operating activities	107,134	66,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(38,000)	(61,000)

Net cash used in investing activities	(38,000)	(61,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term debt, net	(93,000)	(2,000)
Issuance of long-term debt	203,000	138,000
Repayment of long-term debt	(69,500)	—
Issuance of common stock	4,000	—
Purchases of common stock	(3,500)	(32,000)
Dividends paid	(19,000)	(18,000)

Net cash provided by financing activities	22,000	86,000

Net increase in cash and cash equivalents	91,134	91,474
Cash and cash equivalents at beginning of year	44,659	58,003

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,793	$149,477

See accompanying notes.

Universal Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

Universal recognizes its fixed factory overhead expense in the United States in the quarters in which the tobacco is processed. Since processing does not normally occur during the period between April 1 and June 30, the projected overhead expense for that period has historically been allocated to the preceding three quarters of each fiscal year, based on volumes processed. Because of the change in fiscal year end to March 31, the factory overhead expense for the period April 1 through June 30, 2004, will be reported in fiscal year 2005 results, and will be allocated to the subsequent quarters of that fiscal year. As a result, operating income for each quarter of the nine-month transitional year ending March 31, 2004, reflects favorable comparisons to the prior fiscal year. Had fiscal year 2004 included the estimated fixed factory overhead expense for April 1 through June 30, 2004, tobacco segment operating income would have been $6 million lower for the second quarter and $8 million lower for the six months. For the nine-month transitional year, management estimates that the impact on operating income would be a reduction of approximately $11 million to $12 million.

3).

In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. 106-1 (FSP No. 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” FSP No. 106-1 provides accounting and disclosure guidance related to the effects on a company’s postretirement benefit costs and obligations of recent legislation that adds a prescription drug benefit to the federal Medicare program, and provides a federal subsidy to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those now available under Medicare. Because the FASB has not yet issued authoritative guidance on accounting for the federal subsidy, FSP No. 106-1 allows companies to elect deferral of accounting recognition until such guidance is issued (or earlier if an amendment, settlement, or curtailment of a company’s plan occurs). Universal has chosen to defer recognition and, accordingly, the costs and obligations for retiree benefits currently included in its financial statements do not reflect the effects of the federal subsidy. The Company may be required to change previously reported information when authoritative accounting guidance is issued. At the present time, the Company does not expect that amendments to its postretirement benefits plan will be required to qualify for the subsidy.

4).	Guarantees of bank loans to growers for crop financing and construction of curing barns and other tobacco producing assets are industry practice in Brazil. At December 31, 2003, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $139 million. About 63% of these guarantees expire within one year, and the remainder expire within 5 years. The Company withholds payments due to the farmer on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers. In addition, the Company has contingent liabilities of approximately $9 million that consist primarily of bid and performance bonds. The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote, and the accrual recorded for the value of the guarantees was not material at December 31, 2003.

In recent years, economic and political changes in Zimbabwe have led to a significant decline in tobacco production in that country. Universal has been able to offset the effect of this decline on its business with increased production in other countries and growing regions. If the political situation in Zimbabwe were to further deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was approximately $61 million at December 31, 2003. Net monetary assets denominated in Zimbabwe dollars represent a portion of this amount and include local currency deposits that have grown due to the country’s financial policies. The U.S. dollar value of these net monetary assets is exposed to changes in the value of the Zimbabwe dollar, and approximates $8.5 million when remeasured using the export exchange rate of approximately ZWD 800 to USD 1. Recently, the Zimbabwe dollar has traded in government-sponsored auctions in a range between ZWD 3,613 and ZWD 4,197 to USD 1. The auction rate will be used to remeasure the Company’s net monetary assets denominated in Zimbabwe dollars in the financial statements reported for the period ending March 31, 2004. If the recent auction exchange rate was applied to those assets at December 31, 2003, the Company’s equity in its net assets of subsidiaries in Zimbabwe would fall to approximately $56 million. The Company’s ability to reduce or limit further growth in the net monetary assets exposed to the value of the Zimbabwe dollar is dependent in part on the ability of its subsidiaries to utilize local currency deposits to pay costs and expenses.

5).

The Competition Directorate-General of the European Commission (“DG Comp”) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company’s Spanish subsidiary, Tabacos Espanoles, S.L. (“TAES”), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly structured market for green tobacco in Spain. Current guidelines allow the DG Comp to assess fines in this case in amounts that would be material to the Company’s earnings. Although the Company expects to be assessed a fine, management is unable to estimate an amount at this time, and no liability has been recorded in the financial statements.

6).	During fiscal year 2003, the Company recorded about $33.0 million in restructuring charges associated with consolidation of U.S. and African tobacco operations. Approximately $28 million of the charges were to record the severance cost associated with 941 hourly employees and 366 salaried employees. The severance costs included $13.5 million recorded in the first quarter of fiscal year 2003 related to the U.S. operations. During the six months ended December 31, 2003, the Company paid approximately $2.7 million to 81 employees in connection with the restructuring plan.

Changes in severance liabilities are shown below:

Severance Liabilities (in thousands of dollars)	Six months ended December 31, 2003	Six months ended December 31, 2002	Fiscal year ended June 30, 2003
Beginning balance	$13,399	$2,079	$2,079
Restructuring charges	—	13,498	27,981
Payments	(2,719)	(1,819)	(16,661)

Ending balance	$10,680	$13,758	$13,399

7).	As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to stock options granted to employees. Under Statement No 123, as amended by Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company discloses pro forma net income and basic and diluted earnings per share as if a fair value-based method had been applied to all awards.

	THREE MONTHS		SIX MONTHS
Periods ended December 31,	2003	2002	2003	2002
Net income (in thousands of dollars)	$37,367	$26,743	$71,795	$55,220
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(1,163)	(962)	(2,141)	(1,924)

Pro forma net income under fair value method	$36,204	$25,781	$69,654	$53,296

Earnings per share - basic	$1.49	$1.04	$2.88	$2.14
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.05)	(0.04)	(0.09)	(0.07)

Pro forma earnings per share - basic	$1.44	$1.00	$2.79	$2.07

Earnings per share - diluted	$1.48	$1.04	$2.85	$2.13
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.05)	(0.04)	(0.09)	(0.07)

Pro forma earnings per share - diluted	$1.43	$1.00	$2.76	$2.06

8).	The following table sets forth the computation of basic and diluted earnings per share.

	THREE MONTHS		SIX MONTHS
Periods ended December 31,	2003	2002	2003	2002
Net income (in thousands of dollars)	$37,367	$26,743	$71,795	$55,220

Denominator for basic earnings per share:
Weighted average shares	24,998,868	25,618,912	24,970,504	25,840,475
Effect of dilutive securities:
Employee stock options	166,754	40,569	180,228	42,452

Denominator for diluted earnings per share	25,165,622	25,659,481	25,150,732	25,882,927

Earnings per share - basic	$1.49	$1.04	$2.88	$2.14

Earnings per share - diluted	$1.48	$1.04	$2.85	$2.13

9).	Comprehensive Income:

	THREE MONTHS		SIX MONTHS
Periods ended December 31,	2003	2002	2003	2002
	(in thousands of dollars)
Net income	$37,367	$26,743	$71,795	$55,220
Foreign currency translation adjustment	7,525	1,275	9,372	11,584

Comprehensive income	$44,892	$28,018	$81,167	$66,804

10).	Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	THREE MONTHS		SIX MONTHS
Periods ended December 31,	2003	2002	2003	2002
	(in thousands of dollars)
SALES AND OTHER OPERATING REVENUES
Tobacco	$473,026	$455,979	$929,715	$857,757
Lumber and building products distribution	193,937	140,430	390,268	283,334
Agri-products	134,048	112,169	267,629	224,763

Consolidated total	$801,011	$708,578	$1,587,612	$1,365,854

OPERATING INCOME
Tobacco	$70,463	$51,955	$128,692	$112,485
Lumber and building products distribution	7,824	6,882	15,787	13,852
Agri-products	2,675	2,557	5,518	6,346

Total segment operating income	80,962	61,394	149,997	132,683
Less:
Corporate expenses	6,345	5,850	11,950	11,091
Restructuring costs	—	—	—	13,498
Equity in pretax earnings of unconsolidated affiliates	(1,880)	(1,448)	1,896	94

Consolidated total	$76,497	$56,992	$136,151	$108,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the six months that ended on December 31, 2003, our cash flow from operations exceeded our requirements for capital spending and dividends because capital spending has declined and because most of the expenditures for working capital requirements, which are usually heavy during this period, had been made before the fiscal year began. Taking advantage of good markets in early October, we issued $200 million in medium-term notes to provide for expected funding needs for the rest of the year, resulting in lower short-term debt and higher cash balances. We expect cash balances to decline and short-term borrowing to increase over the remainder of fiscal year 2004.

Working capital at December 31, 2003, was $739.3 million, up $188.6 million from the level at June 30, 2003, but net of cash and debt, working capital declined from $872.2 million at June 30, 2003, to $840.3 million at December 31, 2003. Seasonal increases in working capital components are normal as tobacco inventories usually increase during the first half of the fiscal year when tobacco is received and processed in Africa and the United States, and is awaiting shipment to customers. During the third quarter, the balance usually begins to decline. However, as of June 30, 2003, inventories were nearly as high as those of the seasonal peak, due to early purchases in Brazil and delayed shipments from Africa. Thus, the six-month working capital increase in fiscal year 2004 was not primarily related to inventory and other operating assets, but rather to the issuance of $200 million in long-term debt, the proceeds of which were used to repay short-term borrowing and to retire maturing debt that had been classified as current. Remaining proceeds were held as cash equivalents as of December 31, 2003, pending their use to retire additional maturing debt and to finance new crop purchases. The reduction in current debt balances and increase in current cash balances produced an increase in working capital. We expect cash balances to decline as the larger crops in South America will come to market during the quarter ending March 31.

Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. Thus, the $35.9 million six-month increase in inventory to $566 million represents primarily tobacco that has been committed to customers. This increase was more than offset by the nearly $70 million increase in customer advances and deposits, which brought the advance balance to $112.0 million at December 31, 2003. Customer advances were unusually low as of June 30, 2003, in part because relative interest rates made funding by Universal more attractive than it had been earlier in 2003. The level of customer advances can vary from year to year as they review their circumstances. Accordingly, we treat such advances as borrowings when we review our balance sheet structure.

During the twelve months ended December 31, 2003, working capital increased by $239.5 million to $739.3 million, and net of cash and debt, it increased by $182.0 million primarily due to the increase in accounts receivable. Accounts receivable increased with the increase in revenues, which also included the effect of the weaker U.S. dollar and the operations of JéWé, a Dutch company acquired by our lumber distribution business in January 2003.

We generated excess cash during the first six months of the year. We used $107.1 million in cash flow from operations to fund $38 million of capital expenditures, $3.5 million in share repurchases, and $19 million in dividend payments. The remainder was primarily invested in cash equivalents. Capital expenditures were down from the $61 million that we spent in the first half of fiscal year 2003, as construction of the U.S. processing facility in Nash County, North Carolina, was completed.

In early October 2003, we issued $200 million in 5.2% medium-term notes due October 15, 2013. The proceeds were used to repay maturing long-term debt of $63 million in 8% medium-term notes and for other general corporate purposes.

During the quarter, we terminated interest rate swaps on $123.5 million notional amount of long-term debt for a gain of approximately $1.4 million, which will be amortized over the remaining life of the underlying debt. We entered new interest rate swaps for a notional amount of $200 million at the same time that we issued the medium-term notes. Under these swaps, we receive fixed rate payments matching the 5.2% fixed rate interest of our debt, and we pay floating rate amounts based on LIBOR to be set as of the payment date. As of December 31, 2003, the projected average floating rate to be paid on the $200 million notional amount was 1.91%.

As of December 31, 2003, we were in compliance with the covenants of our debt agreements. We had $250 million in back-up committed credit lines and $135.8 million in cash. In addition, we had $200 million available on our shelf registration. Our short-term debt and current maturities of long-term debt totaled $236.8 million, and we had no significant contractual commitments. Thus, we believe that our liquidity and capital resources at December 31, 2003, remained adequate to support our foreseeable operating needs.

Results of Operations

Earnings for the second quarter and the first six months of fiscal year 2004 were up significantly compared to the same periods a year ago. For the three-month period ended December 31, 2003, net income was $37.4 million, or $1.48 per diluted share, compared to $26.7 million, or $1.04 per diluted share, in the second quarter of fiscal year 2003. Net earnings for the first six months of fiscal year 2004 were $71.8 million, or $2.85 per diluted share, compared to $55.2 million, or $2.13 per diluted share, in the prior year. Six-month earnings in fiscal year 2003 are net of a $13.5 million before-tax restructuring charge ($8.7 million after taxes, or $0.34 per share) recorded in the first quarter of that year related to the consolidation of U.S. operations. Revenues were $801 million in the quarter and $1.6 billion for the first six months of fiscal year 2004, compared to $709 million and $1.4 billion, respectively, in the quarter and six-month periods last year.

Tobacco earnings were higher in both the quarter and the six months. U.S. operations reflected the benefit of a one-time shift in the allocation of fixed factory overhead associated with the change in the Company’s fiscal year end. Universal recognizes its fixed factory overhead expense in the United States in the quarters in which the tobacco is processed. Since processing does not normally occur during the period between April 1 and June 30, the projected overhead expense for that period has historically been allocated to the preceding three quarters of each fiscal year, based on volumes processed. Because of the change in fiscal year end to March 31, the factory overhead expense for the period from April 1 through June 30, 2004, will be reported in fiscal year 2005 results, and will be allocated to the subsequent quarters of that fiscal year. As a result, operating income for each quarter of the nine-month transitional year ending March 31, 2004, reflects favorable comparisons to the prior fiscal year. Had fiscal year 2004 included the estimated fixed factory overhead expense for April 1 though June 30, 2004, tobacco segment operating income would have been $6 million lower for the second quarter and $8 million lower for the six months. For the nine-month transitional year, management estimates that the impact on operating income would be a reduction of approximately $11 million to $12 million.

U.S. operations also benefited from significant operating efficiencies and yield improvements realized from the tobacco processing operations at the new Nash County facility and the refurbished Danville plant. Plant throughput was also higher due to significant volumes processed for the Flue-Cured Tobacco Cooperative Stabilization Corporation in the second quarter.

South American volumes, which include shipments from both Brazil and Argentina, were higher in both periods. Volumes in Zimbabwe continue to decline as tobacco production shrinks in that country. As we have noted before, flue-cured marketings in the current fiscal year were only about 80 million kilos, and the upcoming crop is expected to decline further. These shortfalls have led customers to seek sources of supply in other African countries and in Brazil, where the Company has significant operations. Shipments from Malawi were also lower in both periods due to a smaller burley crop and reduced sales of carryover tobacco.

Including the estimated effect of the U.S. fixed factory overhead allocation for the transitional year, adjusted tobacco segment operating earnings were up $12.5 million for the quarter and $8.2 million for the six months.

	THREE MONTHS		SIX MONTHS
Periods ended December 31,	2003	2002	2003	2002
(in thousands of dollars)
Tobacco segment operating income, as reported	$70,463	$51,955	$128,692	$112,485
Adjustments for U.S. overhead allocation	(6,000)	—	(8,000)	—

Adjusted tobacco segment operating income	$64,463	$51,955	$120,692	$112,485

Lumber and building product revenues and earnings for the quarter and the six-month period continued to benefit from the strong euro and the inclusion of JéWé. The euro has strengthened by 16% for the quarter and by 18% for the six months compared to last year. Lumber and building product revenues were up $54 million in the quarter and $107 million for the six months. Excluding JéWé, euro revenues and results were down in both periods, reflecting continued weakness in sales volumes due to the lingering recession in the Netherlands and other European markets.

Agri-products results were up slightly in the quarter but down for the six months. Improvements were recorded in confectionery sunflower seeds and rubber, but nuts and dried fruit continue to lag last year’s record results. Agri-product revenues were up $22 million for the quarter and $43 million for the six months, primarily due to small acquisitions made last year.

The earnings outlook for the full nine-month fiscal year has improved. Growth in international cigarette sales appears to be generating increased leaf demand, at least outside the United States. Demand for U.S. leaf continues to fall reflecting non-competitive prices. The absence of any meaningful program reform while growers wait for a quota buyout means that the pricing of U.S. tobacco will not improve significantly in the near term. However, U.S. operations will benefit from new processing business from the Kentucky burley pool, which has moved some of its processing business out of Kentucky for the first time. The euro remains strong against the U.S. dollar, and the effects of the euro’s strength coupled with the results from JéWé, are expected to outweigh the impact of the sluggish European economy on our lumber and building products distribution operations. Our agri-products segment continues to do well despite difficult market conditions for a number of the products that we handle.

We are pleased with the earnings recorded through the first six months, and we now believe that net income for the nine months ending March 31, 2004, will be in the range of $95 to $105 million compared to our previous estimate of $85 to $95 million. Earnings for the first nine months of fiscal year 2003 were $79 million.

The Company cautions readers that any statements contained herein regarding earnings and expectations for our performance are forward-looking statements based upon management’s current knowledge and assumptions about future events, including anticipated levels of demand for and supply of the Company’s products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; and general economic, political, market, and weather conditions. Earnings of the lumber and building products segment are also affected by changes in exchange rates between the U.S. dollar and the euro. Actual results, therefore, could vary from those expected. For more details on important factors that could cause actual results to differ from our expectations, see Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates fall. As of December 31, 2003, tobacco inventory of $566 million comprised about $491 million in inventory that was committed for sale to customers and about $75 million that was not committed. Committed inventory, after deducting $112.0 million in customer deposits, represents our net exposure of $379 million. To manage this risk, we maintain a substantial portion of our debt at variable interest rates either directly or through interest-rate exchange agreements. Our aggregate debt carried at variable interest rates either on its face or through derivative instruments was about $600 million, in order to mitigate interest rate risk related to carrying fixed-rate debt. Of the $600 million in variable-rate debt, $200 million represented hedges of fixed rate debt in which we receive fixed rate payments and pay variable rate payments based on LIBOR. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $6 million, about 63% of that amount should be offset with changes in customer charges.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs and overhead in the source country. Most of the operations are accounted for using the U.S. dollar as the functional currency. Because there is no forward foreign exchange market in many major origins of our tobacco, we manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net investment in individual countries. In these countries, we are vulnerable to currency gains and losses to the extent that any local currency balances do not offset each other. While these net exposures are typically small and vary seasonally, the Company has experienced more significant effects in certain instances where currency exchange rates in certain countries were adjusted dramatically. For example, Zimbabwe’s financial policies have caused the Company’s subsidiaries there to accumulate a significant balance of cash in Zimbabwe dollars. The Company is currently using the export exchange rate of approximately ZWD 800 to translate these balances, as well as Zimbabwe-dollar payables, into U.S. dollars, the functional currency of its subsidiaries in Zimbabwe. In January 2004, the Reserve Bank of Zimbabwe began a program of financial management that includes an auction process. The published results of the auctions include average exchange rates between ZWD 3,613 and ZWD 4,197 to USD 1.

Our balance sheet at December 31, 2003, includes net monetary assets in Zimbabwe dollars that are remeasured to $8.5 million using the export exchange rate. These assets are exposed to changes in the value of the Zimbabwe dollar. If we were to remeasure those net monetary assets using recent auction exchange rates, they would be valued at about $1.8 million, approximately $6.7 million below current valuation. However, our exposure changes as the season progresses, and as we are able to use those assets, the exposure falls. Our ability to use the assets depends, among other things, on local inflation and financial policies as well as the relative amount of cash generated by operations.

Our lumber and building products operations, which are based in the Netherlands, use the euro as their functional currency. In certain non-export tobacco markets, we also use the local currency as the functional currency. Examples of these primarily domestic markets are Canada, Hungary, and Poland. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.

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

In May 2003, Universal Leaf Tobacco Company, Incorporated, J.P. Taylor Company, Incorporated, and Southwestern Tobacco Company, Incorporated, which are subsidiaries of Universal Corporation (the “Company Subsidiaries”), along with several other domestic cigarette manufacturers and tobacco-leaf dealers entered into a settlement agreement with the plaintiffs in DeLoach, et al. v. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and subsequently moved to the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “DeLoach Suit”). Under the settlement agreement, the Company Subsidiaries agreed to pay $12 million for distribution to members of the class. The total amount to be paid by all the settling defendants, of which there are five in addition to the Company Subsidiaries, to the class is approximately $212 million, plus commitments by the three settling cigarette manufacturers (i) to purchase certain volumes of domestic flue-cured and burley tobacco for at least ten years and (ii) to pay the fees of plaintiffs’ counsel when approved by the court. The court approved the settlement agreement in October 2003, dismissing the case against the settling defendants, and Universal completed its payment on October 20, 2003.

The Competition Directorate-General of the European Commission (“DG Comp”) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company’s Spanish subsidiary, Tabacos Espanoles, S.L. (“TAES”), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly structured market for green tobacco in Spain. Current guidelines allow the DG Comp to assess fines in this case in amounts that would be material to the Company’s earnings. Although the Company expects to be assessed a fine, management is unable to estimate an amount at this time, and no liability has been recorded in the financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on October 28, 2003.

(b)	At the Meeting, the shareholders elected four directors to serve three-year terms. The voting with respect to each nominee was as follows:

Nominee	Term	Votes For	Votes Withheld	Broker Non-Votes
John B. Adams, Jr.	3	23,004,126.464	196,309.892	0
Joseph C. Farrell	3	22,226,921.046	973,515.310	0
Walter A. Stosch	3	23,039,694.604	160,741.752	0
Eugene P. Trani	3	23,022,139.030	178,297.326	0

The terms of office of the following directors continued after the Meeting: Allen B. King, Eddie N. Moore, Jr., Hubert R. Stallard, Charles H. Foster, Jr., Thomas H. Johnson and Jeremiah J. Sheehan.

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10.1.	Form of Employment Agreement dated October 23, 2003, between Universal Corporation and named executive officers (George C. Freeman III and James H. Starkey III)*

31.1.	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended*

31.2.	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as amended*

32.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

b.	Reports on Form 8-K

Form 8-K dated October 1, 2003, filing under Item 7 a Distribution Agreement and forms of notes to be used in connection with continuous medium-term note offering.

Form 8-K dated October 28, 2003, reporting Item 12 concerning earnings for period ended September 30, 2003, and furnishing related press release under Item 7.

Form 8-K dated October 28, 2003, reporting Item 5 concerning new Chairman of the Board of Directors and filing related press release under Item 7.

Form 8-K dated October 30, 2003, reporting Item 5 concerning new corporate officers and filing related press release under Item 7.

Form 8-K dated December 4, 2003, reporting Item 5 concerning increase in dividends and filing related press release under Item 7.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2004	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper

Hartwell H. Roper, Vice President and Chief Financial Officer

/s/ Robert M. Peebles

Robert M. Peebles, Controller (Principal Accounting Officer)