Form 10-K
period 2004-03-31
UNIVERSAL CORP /VA/
filed 2004-06-14
CIK 102037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended.

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2003 to March 31, 2004.

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

Indicate by “X” mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by “X” mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by “X” mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $946 million at December 31, 2003. As of June 1, 2004, the total number of shares of common stock outstanding was 25,465,652.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the June 30, 2004 Proxy Statement for the Annual Meeting of Shareholders of registrant is incorporated by reference into Part III hereof.

Universal Corporation

Form 10-K

PART I

Item 1. Business

The Company changed its fiscal year end to March 31 effective March 31, 2004. This change better matches the fiscal reporting period with the crop and operating cycles of the Company’s largest operations and allowed the Company to eliminate a three-month reporting lag previously used for most of its foreign subsidiaries. Fiscal year 2004 results cover the nine-month period from July 1, 2003, through March 31, 2004, and all references to fiscal year 2004 in this document refer to that period. Results for prior fiscal years cover the twelve-month periods from July 1 to June 30.

A. The Company

Universal Corporation (which together with its subsidiaries is referred to herein as “Universal” or the “Company”) is the world’s largest independent leaf tobacco merchant and has operations in agri-products and in the distribution of lumber and building products. The Company’s consolidated revenues and total segment operating income were approximately $2.3 billion and $213.9 million, respectively, in fiscal year 2004. Universal’s tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended March 31, 2004, tobacco operations accounted for 56% of revenues and 85% of segment operating income. In fiscal year 2004, Universal’s agri-products operations accounted for 18% of revenues and 4% of segment operating income. Lumber and building products operations accounted for 26% of revenues and 12% of segment operating income in the same period. Universal conducts its operations in numerous foreign countries. In fiscal year 2004, approximately 22% and 20% of the Company’s revenue arose from products delivered to customer locations in the Netherlands and the United States, respectively. At March 31, 2004, approximately 41% of Universal’s long-lived assets were in the United States, approximately 20% were in the Netherlands, and approximately 14% were in Brazil. See Note 12 of “Notes to Consolidated Financial Statements” for additional business segment and geographical information.

Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. The Company’s two primary subsidiaries are Universal Leaf Tobacco Company, Incorporated (“Universal Leaf”) and Deli Universal, Inc. (“Deli”). The Company’s tobacco business is generally conducted through Universal Leaf, and the Company’s non-tobacco business is generally conducted through Deli, although Deli also owns some minor tobacco business interests and approximately 10% of Universal Leaf’s major tobacco operations in Brazil. See Exhibit 21 “Subsidiaries of the Registrant” for additional subsidiary information.

The Company’s business strategy is to enhance shareholder value by achieving several key objectives:

•	Management believes that it is essential that the Company operate as one entity worldwide with strong local management in major leaf tobacco source markets.

•	In order to achieve growth in the current market for leaf tobacco, the Company will continue to foster strategic alliances with its customers to the benefit of all parties. These alliances with major manufacturers are, in management’s opinion, especially appropriate to the leaf tobacco industry where volume is a key factor in long-term profitability. Alliances also permit the optimization of the Company’s inventory levels to reduce risk of loss during market downturns by enabling the Company to buy only the tobacco that a customer has indicated it wants.

•	Management will focus on increasing market share in traditional tobacco growing areas while continuing to find additional sources of export quality tobacco.

•	The Company will strive to maintain diversified sources of leaf tobacco supply to minimize reliance on any one area. Historically, North America, South America, and Africa each have provided between 20% and 30% of the aggregate volume of flue-cured and burley tobacco that Universal handles. However, because of the decline in Zimbabwe crops, South America provided over 31% of the aggregate volume that Universal handled from the 2003 crop. The Company is working to increase supply from other sources.

•	The Company will strive to maintain a large presence in the major exporting markets for flue-cured and burley tobaccos in order to properly supply its customers, many of whom are large manufacturers of tobacco products. Universal has usually purchased between 25% and 30% of such Brazilian tobaccos and between 35% and 45% of such African tobaccos. These percentages can change from one year to another with the size, price, and quality of the crops. The Company also has major processing facilities in the United States, which normally process between 35% and 45% of U.S. flue-cured and burley tobacco production.

•	Management will strive to maintain the Company’s financial strength including its current “investment grade” rating by Moody’s Investor Service (Baa1) and Standard & Poor’s (A–).

•	The Company will develop its non-tobacco businesses in niche markets where it can add value and be a market leader.

For a discussion of the impact of current trends on the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions.”

The Company’s website address is www.universalcorp.com. On its website, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the Securities and Exchange Commission. All such filings on the Company’s website are available free of charge. Information on the Company’s website is not deemed to be incorporated by reference into this Form 10-K.

In addition, the Company’s Corporate Governance Guidelines, Business Ethics Policy, and charters for the Audit Committee, the Executive Compensation, Nominating, and Corporate Governance Committee, the Pension Investment Committee, and the Finance Committee are available free of charge to shareholders and the public through the “Investors/Corporate Governance” section of the Company’s website. The Business Ethics Policy includes the New York Stock Exchange’s requirements for a “Code of Business Conduct and Ethics” and the Securities and Exchange Commission’s requirements for a “Code of Ethics for Senior Financial Officers.” Printed copies of the foregoing are available to any shareholder upon written request to the Treasurer of the Company at the address set forth on the first page of this Form 10-K.

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

The Company’s tobacco sales consist primarily of flue-cured and burley tobaccos, which, along with oriental tobaccos, are the major ingredients in American-blend cigarettes. The Company participates in the sale of oriental tobacco through ownership of a 49% equity interest in what management believes to be the largest oriental leaf tobacco merchant in the world, Socotab, L.L.C.

According to industry sources, worldwide cigarette consumption increased, on average, about 0.6% per year during the ten years that ended in 2003. During the same ten-year period, American-blend cigarette consumption increased about 1.4% per year, a faster growth rate than total world consumption, as the popularity of this style of cigarettes increased. Management believes that American-blend consumption will continue to increase as a percent of the world total, which could increase demand for flavorful flue-cured and burley leaf from areas where the Company sources tobacco. However, management believes that the effect of that increase will be minimal because of increasing efficiencies in the manufacturers’ use of leaf. For a discussion of the impact of current trends on the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions.”

Processing of leaf tobacco is an essential service to the Company’s customers because tobacco is a perishable product. The Company’s processing of leaf tobacco includes grading in the factories, blending, quality picking, separation of leaf lamina from the stems, drying, and packing to precise moisture targets for proper aging. Accomplishing these tasks generally requires investment in plants and machinery in areas where the tobacco is grown.

Universal believes it has a leading presence as a purchaser and processor in the major exporting regions for flue-cured and burley tobacco. The Company is also a major flue-cured and burley tobacco processor in the United States, where it sells processed U.S. tobacco to several foreign cigarette manufacturers, and processes U.S. flue-cured and burley tobacco for Philip Morris USA Inc. pursuant to a non-exclusive ten-year contract executed in May 2001. In addition, Universal maintains a presence, and in certain cases, a leading presence, in virtually all other tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its operations in all of the major source areas, its development of processing equipment and technologies, its financial position, its ability to meet customer demand, and its long-standing relationships with customers. Universal also has a leading position in worldwide dark tobacco markets. Its dark tobacco operations are located in most of the major producing countries (i.e. the United States, the Dominican Republic, Indonesia, Paraguay, and Brazil) as well as other markets. Dark tobaccos are typically used in the manufacture of cigars, pipe tobacco, smokeless tobacco products, and components of certain “roll-your-own” products.

Sales are made by Universal’s sales force and, to a lesser degree, through the use of commissioned agents. Most customers are long-established tobacco product manufacturers.

Universal conducts its tobacco business in varying degrees in a number of countries, including Argentina, Belgium, Brazil, Canada, Colombia, the Dominican Republic, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People’s Republic of China, the Philippines, Poland, Portugal, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, Uganda, the United Kingdom, the United States, Zambia, and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Greece, Macedonia, and Turkey.

In the majority of countries where Universal operates, including Argentina, Brazil, Guatemala, Hungary, Italy, Mexico, Mozambique, Tanzania, the United States, and Zambia, the Company contracts directly with tobacco farmers, in most cases before harvest, and thereby takes the risk that the delivered quality and quantity will not meet market requirements. Universal also provides agronomy services and crop advances of, or for, seed, fertilizer, and other supplies. The Company has also begun contracting directly with flue-cured tobacco farmers in Malawi to expand production of flue-cured tobacco in that country. Tobacco in Canada, and to a certain extent, India, Malawi, the United States, and Zimbabwe is purchased under an auction system.

The Company has substantial capital investments in South America, particularly Brazil, and in southern Africa, and the performance of its operations in these regions can materially affect the Company’s earnings from tobacco operations. For example, the Company has significant operations in Zimbabwe, which continues to experience political and economic unrest. If the political situation in Zimbabwe were to deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was $61.5 million at March 31, 2004. To the extent that the Company could not replace lost volumes of tobacco in any of the regions where it operates with tobacco from other sources, its results of operations would suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Universal’s foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, Universal advances funds, guarantees local loans, and guarantees lines of credit, each in substantial amounts, for the purchase of tobacco. Most tobacco sales are denominated in U.S. dollars, thereby reducing the Company’s foreign currency exchange risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Recent Developments and Trends; Factors that May Affect Future Results

For a discussion of recent developments and trends in, and factors that may affect, the Company’s tobacco business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonality

Universal’s tobacco operations are seasonal in nature. Farmers begin to sell U.S. flue-cured tobacco in the third week of July and the marketing season lasts for approximately four months. U.S. burley tobacco farmers deliver their crop from mid November through mid February. Tobacco in Brazil is usually purchased from January through May while the markets in Malawi generally open around March and continue into the fall. These different marketing periods reduce the overall seasonality of the Company’s tobacco business.

Universal normally operates its processing plants for approximately seven to nine months of the year. During this period, inventories of green tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly short-term notes payable to banks, commercial paper, and customer advances, are means of financing this expansion of current assets and normally reach their peak in this period. The Company’s balance sheet at its fiscal year end normally reflects seasonal expansions in working capital in South America, Central America, and Western Europe.

Customers

A material part of the Company’s tobacco business is dependent upon a few customers. For the year ended March 31, 2004, each of Altria Group, Inc. and Japan Tobacco Inc., including its respective affiliates, accounted for more than 10% of the Company’s revenues. The loss of, or substantial reduction in business from, either of these customers would have a material adverse effect on the Company. The Company has long-standing relationships with these customers.

Universal had orders from customers for approximately $457 million of its tobacco inventories at March 31, 2004. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the following twelve months. Typically, delays in the delivery of orders result from changing customer requirements.

The Company recognizes sales and revenue from tobacco operations at the time that title to the tobacco and risk of loss passes to the customer. Individual shipments may be large, and since the customer typically specifies shipping dates, the Company’s financial results may vary significantly between reporting periods.

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

C. Description of Agri-Products Business

The Company’s agri-products business involves selecting, buying, processing, storing, shipping, financing, and distributing as well as importing and exporting of a number of products, including tea, rubber, sunflower seeds, nuts, dried fruit, and canned and frozen foods. The Company sources products from numerous countries, including Argentina, China, Egypt, Indonesia, Kenya, Malawi, Mexico, Sri Lanka, Thailand, Turkey, and the United States.

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

Competition among suppliers in the agricultural products in which Universal deals is based on price as well as the ability to meet customer requirements in product quality, buying, processing, financing, and delivery. The number of competitors in each market varies from country to country, but there is competition for all products and markets in which the Company operates. Some of the main competitors are: Akbar Brothers, American Eagle, Centrotrade, CHS, Dahlgren, Ennar, James Finlay, Global, Kaytee, LAB, Lipton, Pennington, Safic Alcan & Cie, Stassens, STT/Wurfbain, Sunshine, and Universal Tea.

For a discussion of recent developments and trends in, and factors that may affect, the Company’s agri-products business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

D. Description of Lumber and Building Products Business

The Company is engaged in the lumber and building products distribution and processing business in the Netherlands and other countries in Europe. The majority of lumber products are purchased outside the Netherlands, principally in the Far East, Central Europe, North America, Russia, Scandinavia, and South America.

The Company’s lumber and building products business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. In addition, some lumber and building products, such as garden timbers, are seasonal in nature. The business is also subject to exchange risks and other normal market and operational risks associated with lumber and building materials operations centered in Europe. Those risks include general economic conditions in the countries where the Company is located, and related trends in the building and construction industries and Do-it-Yourself (DIY) and garden center markets. Labor costs are a significant portion of the total costs for this segment, and most of the employees in the segment are subject to industry-wide collective labor agreements that determine wage increases.

The Company’s activities in this segment are conducted through two business units: construction supplies and retail supplies. The construction supplies unit, with its customer base in the Dutch building construction sector, sells a broad range of lumber and related building products through a nationwide network of regional outlets. In addition to the regional outlets, the construction supplies unit also operates specialized units that manufacture window frames, prefabricated elements, and doors. They also process and distribute value-added softwood products and distribute ceiling and partition products. During fiscal year 2004, the Company sold its small Belgian construction supplies unit due to its unfavorable market position. The resulting gain on this sale was not material.

The retail supplies unit has a strong customer base in the Benelux and is expanding in Europe. It supplies DIY retailers, home improvement stores, and garden center outlets with a broad range of lumber and related products, including softwood, moldings, panel products, doors, decorative materials, floors, and garden furniture, as well as Company-manufactured garden timbers and garden houses.

The Company carries inventories to meet customer demands for prompt delivery. Inventory levels are based on a balance between providing service and continuity of supply to customers and achieving the highest possible inventory turns. It is traditional business practice in the construction supplies industry in the Netherlands to insure most accounts and notes receivable against uncollectibility for the majority of the amount owed. The Company generally does not provide extended payment terms to its customers. No single customer accounted for 10% or more of the Company’s consolidated revenues.

The Company’s construction supplies sales in fiscal year 2004 accounted for about 12% of the market volume for similar products in the Netherlands. This is similar to the market share of its largest competitor in this sector, PontMeyer N.V. Five additional competitors in this sector accounted for approximately 30% of the market in this period, and the balance was held by approximately 200 smaller competitors. However, traditional market boundaries are fading, and the Company increasingly competes in the wider building and construction supplies market, which is approximately four times larger than the market for lumber and building products. The primary factors of competition are quality, price, customer relationship, product range, and speed and reliability of logistics systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system, and its efficient logistics give it a competitive advantage in the Netherlands.

The Company’s retail supplies business unit is one of the largest suppliers to European DIY retailers and garden centers with a clear market leadership in the Benelux, but has a low single digit market share in the fragmented European market. The primary factors of competition are concept and product development, quality and price, customer relationships, product range, and speed and reliability of logistics systems. The Company believes that its strong market position in the Benelux, growing pan-European presence, and its strength in concept development and logistics give it a solid base to expand this business.

For a discussion of recent developments and trends in, and factors that may affect, the Company’s lumber and building products business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

E. Employees

The Company employed over 30,000 employees throughout the world during the fiscal year ended March 31, 2004. This figure is estimated because the majority of the Company’s personnel are seasonal employees.

F. Research and Development

No material amounts were expended for research and development during the fiscal year ended March 31, 2004, and the fiscal years ended June 30, 2003, and 2002.

G. Patents, etc.

The Company holds no material patents, licenses, franchises, or concessions.

H. Government Regulation, Environmental Matters and Other Matters

The Company’s business is subject to general governmental regulation in the United States and in foreign jurisdictions where it conducts business. Such regulation includes, but is not limited to, matters relating to environmental protection. To date, governmental provisions regulating the discharge of material into the environment have not had a material effect upon the capital expenditures, earnings, or competitive position of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results” for a discussion of government regulation and other factors that may affect the Company’s business.

Item 2. Properties

The following table lists the Company’s significant properties (greater than 500,000 square feet), all of which are owned by the Company:

Location	Principal Use	Area
		(Square Feet)
Tobacco segment:

Brazil
Venancio Aires	Factory and storages	860,000
Santa Cruz	Factory and storages	2,770,000

Canada
Simcoe	Factory and storages	569,000

Malawi
Lilongwe	Factory and storages	673,000

Tanzania
Morogoro	Factory and storages	779,000

United States
Danville, Virginia	Factory and storages	895,000	[1]
Nash County, North Carolina	Factory and storages	1,244,000	[1]
Lancaster, Pennsylvania	Factory and storages	636,000

Zimbabwe
Harare	Factory and storages	1,065,000

[1]	Subject to encumbrances described under “Properties – Tobacco segment.”

Universal owns the land and building located at 1501 North Hamilton Street in Richmond, Virginia, where it is headquartered. The building contains approximately 83,000 square feet of floor space, which is more than adequate for the Company’s needs.

Tobacco segment

Universal’s tobacco business involves, among other things, storing green tobacco, processing the green tobacco, and storing processed tobacco. Thus, the Company operates processing facilities in major tobacco growing areas. In addition, Universal requires tobacco storage facilities that are in close proximity to the processing facilities. Most of the tobacco storage facilities are owned by the Company, but it leases additional space, as the need arises, and expenses related to such leases are not material. The Company believes that the properties currently utilized in its tobacco operations are maintained in good operating condition and are suitable and adequate for their purposes at the Company’s current volumes. In its domestic tobacco processing operations, Universal currently owns and operates two large, high-volume plants that have the capacity to thresh, separate, grade, and redry tobacco. These plants are located in Nash County, North Carolina, and Danville, Virginia. The machinery in the Danville facility and the real estate and machinery in the Nash County facility are encumbered by liens associated with a secured financing. The balance of the loan was $72.5 million at March 31, 2004.

In addition to the Company’s significant properties listed above, Universal owns other processing facilities in the following countries: Brazil, Hungary, Italy, the Netherlands, Poland, and the United States. In addition, the Company has ownership interests in processing plants in Guatemala and Mexico and has access to smaller processing facilities in other areas, such as Argentina, India, the Philippines, the People’s Republic of China, South Africa, Uganda, and Zambia. The Company is currently building a new factory in Mozambique. The estimated cost of the project is $45 million and will include infrastructure, such as school facilities and a clinic. Socotab L.L.C., a joint venture in which Universal owns a minority interest, owns two oriental tobacco-processing plants in both Turkey and Macedonia, one each in Greece and Bulgaria, and a storage complex in the United States.

The facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. In addition, Universal operates plants in Pennsylvania, Virginia, Brazil, the Dominican Republic, Germany, Indonesia, and Paraguay that process tobacco used in making cigar, pipe, and smokeless products as well as components of certain “roll-your-own” products.

Agri-products segment

The Company’s agri-products business involves processing and storing a number of products, including tea, sunflower seeds, and nuts. The Company owns processing facilities for sunflower seeds and beans in the United States as well as tea blending facilities in the Netherlands and Sri Lanka and leases a nut processing facility in the United States. The Company leases agri-products trading facilities around the world, including locations in Canada, Egypt, Indonesia, Kenya, Malawi, Poland, Russia, the United Kingdom, and the United States. The lease expense on these facilities is not material to the Company. None of the Company’s agri-products facilities exceeds 500 thousand square feet in floor space.

Lumber and building products segment

The construction supplies business unit owns or leases 41 sales outlets and distribution facilities in the Netherlands. Most of these locations are owned. In the Netherlands, the Company also owns a facility for large-scale sawing, planing, and finger jointing of softwood products, and a manufacturing facility for building components.

The retail supplies business unit owns or leases 12 larger scale warehousing and distribution facilities in the Netherlands. Most of these locations are owned. In the Netherlands, the Company also owns a large production facility for a wide range of wood products for the DIY retail sector. The Company leases facilities for the processing and production of garden timbers in Hungary, the Netherlands, and Poland. The Company owns or leases sales offices and distribution facilities in Austria, Belgium, France, Hungary, Poland, Portugal, and Spain.

The lumber and building products business has production plants, warehouses, and distribution centers covering over 6 million square feet, with no one facility in excess of 500 thousand square feet.

Item 3. Legal Proceedings

The Competition Directorate-General of the European Commission (“DG Comp”) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company’s Spanish subsidiary, Tabacos Espanoles, S.A. (“TAES”), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly structured market for green tobacco in Spain. Current guidelines allow the DG Comp to assess fines in this case in amounts that would be material to the Company’s earnings. Although the Company expects to be assessed a fine, management is unable to estimate an amount at this time, and no liability has been recorded in the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2004, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Common Equity

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UVV.” The following table sets forth the high and low sales prices per share of the common stock on the NYSE Composite Tape, based upon published financial sources, and the dividends declared on each share of common stock for the quarter indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Cash dividends declared	$0.36	$0.39	$0.39	N/A
Market price range
High	43.85	44.28	52.32	N/A
Low	41.20	40.78	44.41	N/A

2003
Cash dividends declared	$0.34	$0.36	$0.36	$0.36
Market price range
High	39.23	37.52	39.28	43.01
Low	31.81	32.85	35.40	37.69

2002
Cash dividends declared	$0.32	$0.34	$0.34	$0.34
Market price range
High	43.05	37.54	39.45	43.00
Low	33.37	31.74	34.90	36.01

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition, and capital requirements of the Company. Under certain of its credit facilities, the Company must meet financial covenants relating to minimum tangible net worth, minimum working capital, and maximum levels of long-term debt. If the Company were not in compliance with them, these financial covenants would restrict the Company’s ability to pay dividends or repurchase shares of common stock under its repurchase plan. The Company was in compliance with all such covenants at March 31, 2004. At June 1, 2004, there were 2,126 holders of record of the Company’s common stock.

Common Equity Compensation Plans

Shares of the Company’s common stock are authorized for issuance with respect to the Company’s compensation plans. The following table sets forth information as of March 31, 2004, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity compensation plans approved by shareholders
1989 Executive Stock Plan	286,404	$38.92
1997 Executive Stock Plan	654,906	$38.16
1994 Amended and Restated Stock Option Plan for Non-Employee Directors	58,000	$33.33	17,000
2002 Executive Stock Plan	1,090,001	$40.16	1,020,017	[2]
Equity compensation plans not approved by shareholders[3]

Total	2,089,311	$39.17	1,037,017

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants, and rights.
[2]	The 2002 Executive Stock Plan permits grants of stock options and awards of common stock and restricted stock. Of the 1,020,017 shares of common stock remaining available for future issuance under that plan, 495,800 shares are available for awards of common stock or restricted stock.
[3]	All of the Company’s equity compensation plans have been approved by shareholders.

Purchases of Equity Securities

There were no purchases of the Company’s securities by the Company or any affiliated purchaser during the three months ended March 31, 2004.

Item 6. Selected Financial Data

	Nine Months Ended March 31, 2004		Fiscal Years Ended June 30,
			2003	2002	2001	2000
	(in thousands except per share data, ratios and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,271,152		$2,636,776	$2,500,078	$3,017,579	$3,405,987
Net income	$99,636		$110,594	$106,662	$112,669	$113,805
Return on beginning common shareholders’ equity	16.1	%*	18.8%	19.3%	22.6%	21.1%
Net income per common share:
Basic	$3.97		$4.35	$4.01	$4.09	$3.77
Diluted	$3.94		$4.34	$4.00	$4.08	$3.77

Financial Position at Year End
Current ratio	2.07		1.67	1.64	1.95	1.23
Total assets	$2,482,773		$2,243,074	$1,844,415	$1,782,373	$1,748,104
Long-term obligations	$770,296		$614,994	$435,592	$515,349	$223,262
Working capital	$787,559		$550,716	$431,606	$550,881	$204,916
Shareholders’ equity	$759,833		$620,278	$587,995	$552,129	$497,779

General
Ratio of earnings to fixed charges	5.38		4.39	3.99	3.75	4.13
Number of common shareholders	2,126		2,267	2,381	2,528	2,749
Weighted average common shares outstanding:
Basic	25,072		25,420	26,579	27,534	30,199
Diluted	25,277		25,499	26,680	27,645	30,205
Dividends per common share	$1.14		$1.42	$1.34	$1.27	$1.23
Book value per common share	$29.86		$24.89	$22.42	$20.31	$16.48

*	Based on nine-month net income.

The calculation of the ratio of earnings to fixed charges is shown in Exhibit 12. Earnings during fiscal year 2003 reflected $15.8 million in net charges as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” The absence of those charges was a major factor in the improvement of the ratio of earnings to fixed charges in the nine months ended March 31, 2004.

The Company changed its fiscal year end from June 30 to March 31, effective for fiscal year 2004. Concurrent with the year-end change, the Company eliminated a three-month reporting lag for foreign subsidiaries. Selected financial data for fiscal year 2004 is presented for the nine-month transition year ended March 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The following table illustrates the impact of the adoption of the non-amortization provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The Company adopted those provisions effective at the beginning of fiscal year 2002.

	Nine Months Ended March 31, 2004	Fiscal Years Ended June 30,
		2003	2002	2001	2000
	(in thousands except per share data)
Reported net income	$99,636	$110,594	$106,662	$112,669	$113,805
Goodwill amortization	—	—	—	4,200	4,100
Tax effect of goodwill amortization	—	—	—	(1,470)	(1,435)

Net income, as adjusted	$99,636	$110,594	$106,662	$115,399	$116,470

Net income, as adjusted, per common share:
Basic	$3.97	$4.35	$4.01	$4.19	$3.86
Diluted	$3.94	$4.34	$4.00	$4.17	$3.86

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Universal Corporation, through its subsidiaries, is the world’s largest independent leaf tobacco merchant and has operations in agri-products and the distribution of lumber and building products. The Company derives most of its tobacco revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services.

During the three fiscal years ended March 31, 2004, Universal has operated in tobacco markets that were in balance or in a slightly short supply situation with little excess inventory available to supply customers. The Company has been diversifying its sources of supply in the wake of the four-year decline in supply from Zimbabwe, previously one of the world’s largest exporters of tobacco, and the consequent increases in volume from South America to fill requirements. In addition, Universal has been rationalizing its operations and improving its processing capabilities in the United States amid continued declining demand for, and production of, U.S. flue-cured and burley tobacco due to uncompetitive pricing. The lumber and building products segment has been weathering a recalcitrant recession in Europe while expanding its operations through small acquisitions, culminating in the purchase of JéWé, a large molding manufacturer and distributor of DIY supplies in January 2003. During the recession, the strength of the euro helped buoy U.S. dollar-translated income. During the period, the agri-products segment has found difficult markets for many of its products, especially sunflower seeds and tea. Although income has been consistent during these three fiscal years, heavy demands for capital to diversify tobacco sources, improve U.S. processing capabilities, and expand the lumber and building products business have required the Company to increase debt. In the three fiscal years ended March 31, 2004, the Company has increased inventories, advances to suppliers, and receivables by $447 million and spent $394 million on capital projects and acquisitions. In addition, the Company has returned funds to its shareholders in the form of $100 million in dividends and $104 million in share repurchases. Total debt increased by $352 million during that time, and the Company has used funds from operations, bank debt, public debt, and secured financing to fund its needs over the period.

Management expects to see much larger flue-cured and burley crops for fiscal year 2005, although in the near term, adverse weather conditions in Brazil have reduced the amount and style of ripe leaf required by some customers. Production in Brazil has expanded rapidly to replace lost volume from Zimbabwe, but the Company continues to make significant investments in African countries to provide a more diverse supply base. Universal expects to see larger volumes of African leaf beginning in fiscal year 2006. U.S. volumes continue to decline due to non-competitive leaf prices and the absence of any meaningful change in the federal tobacco program. There are some early indications that economic conditions in Europe that ultimately will affect the Company’s lumber operations are improving.

CHANGE IN FISCAL YEAR END

In August 2003, Universal’s board of directors approved a change in Universal’s fiscal year end from June 30 to March 31. This change better matches the fiscal reporting period with the crop and operating cycles of the Company’s largest operations and allowed the Company to eliminate a three-month reporting lag previously used for most of its foreign subsidiaries. In view of this change, the forthcoming discussion compares the consolidated financial statements as of and for the nine months ended March 31, 2004 (the transition period) with the consolidated financial statements as of and for the nine months ended March 31, 2003.

In the consolidated financial statements for the nine months ended March 31, 2004, net income for the foreign subsidiaries for the three-month period ended March 31, 2004, representing the elimination of the reporting lag, is reflected as an addition to retained earnings in the consolidated statement of shareholders’ equity. In addition, the net change in cash and cash equivalents for foreign subsidiaries for this three-month period is reported on a separate line item in the consolidated statement of cash flows.

Throughout this discussion, data for all periods except as of and for the nine months ended March 31, 2003, are derived from the Company’s consolidated financial statements, which appear in this report. All data as of and for the nine months ended March 31, 2003, are derived from our unaudited consolidated financial statements, which are presented in Note 14 of “Notes to Consolidated Financial Statements.” Summary financial information for the twelve months ended March 31, 2004, recast to show historical results without the reporting lag for foreign subsidiaries can also be found in Note 14 of “Notes to Consolidated Financial Statements.”

RESULTS OF OPERATIONS

Nine-Month Transition Year Ended March 31, 2004, Compared to Unaudited Nine Months Ended March 31, 2003

(in thousands of dollars, except per share data)	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003	Change
	(unaudited)
SALES AND OTHER OPERATING REVENUES
Tobacco	$1,275,975	$1,218,957	5%
Lumber and building products distribution	590,903	412,250	43%
Agri-products	404,274	328,483	23%

Consolidated total revenues	2,271,152	1,959,690	16%
Less:
Cost of goods sold	1,829,219	1,577,305	16%
Selling, general and administrative expenses	250,307	212,028	18%
Restructuring charge	—	14,777	—

Operating income	$191,626	$155,580	23%

OPERATING INCOME
Tobacco	$181,046	$166,398	9%
Lumber and building products distribution	24,692	16,889	46%
Agri-products	8,160	8,936	-9%

Total segment operating income	213,898	192,223	11%
Less:
Corporate expenses	16,228	16,191	—
Restructuring costs	—	14,777	—
Equity in pretax earnings of unconsolidated affiliates	6,044	5,675	7%

Consolidated operating income	191,626	155,580	23%

Equity in pretax earnings of unconsolidated affiliates	6,044	5,675	7%
Interest expense	35,032	34,311	2%

Income before income taxes and other items	162,638	126,944	28%
Income taxes	59,329	45,065	32%
Minority interests	3,673	2,874	28%

Net income	$99,636	$79,005	26%

Earnings per common share - diluted	$3.94	$3.08	28%

Net income for the nine-month period that ended on March 31, 2004, was $99.6 million, or $3.94 per diluted share compared to $79.0 million, or $3.08 per diluted share for the same period last year. Last year’s results included $14.8 million of restructuring charges before taxes, or $9.5 million after taxes ($.37 per diluted share). The charges related to rationalizing U.S. operations.

Gross revenues were approximately $2.3 billion for the nine months compared to about $2.0 billion in the same period last year. Revenues were higher in all business segments. Most of the increase in tobacco segment revenue for the nine months came from larger volumes shipped from South

America. The nine months benefited from the impact of a stronger euro on translation of revenues from European operations in both tobacco and lumber. In addition, revenues increased due to the addition of JéWé, acquired in January 2003. Agri-products revenues were up due to increased volume and prices in tea and rubber and the acquisition of a small nut processor.

Tobacco segment earnings increased by about 9% to about $181.0 million for the nine months compared to the same period last year. Tobacco operations benefited from larger shipments from South America and processing improvements in the United States despite smaller crops in both areas. The U.S. improvements were due to efficiencies and yield enhancements from a new North Carolina plant and a refurbished Virginia plant. The impact of lower shipments from Africa in the nine months was partially offset by interest income in Zimbabwe, which increased by $8.8 million due to higher interest rates on larger local currency cash balances accumulated because of limitations on uses of those funds.

Near the end of the nine-month transition year, a customer of a foreign subsidiary rejected certain shipments of tobacco because they did not meet that customer’s requirements. No sales revenue or profit has been reported on these shipments, which were made during the four months after the subsidiary’s second fiscal quarter. Management has estimated the cost associated with this tobacco, primarily shipping costs. The Company has also written down the inventory to its estimated net realizable value. The Company recorded a charge related to this matter of $10.8 million, before taxes, during the period ended March 31, 2004. Of the charge, $7.6 million is related to shipments delivered in the three months ended December 31, 2003, and is reflected in the Consolidated Statements of Income for the nine months ended March 31, 2004. The balance of the $3.2 million related to shipments delivered in January 2004 and reduced the income of foreign subsidiaries recorded as a direct addition to retained earnings on the Consolidated Balance Sheets. Management is working with the customer to mitigate the effects of its claim and develop a strategy to meet customer requirements for future crops.

U.S. tobacco operations reflected the benefit of a one-time shift in the allocation of fixed factory overhead associated with the change in the Company’s fiscal year end. Universal recognizes its fixed factory overhead expense in the United States in the quarters in which the tobacco is processed. Since processing does not normally occur during the period between April 1 and June 30, the projected overhead expense for that period has historically been allocated to the preceding three quarters of each fiscal year, based on volumes processed. Because of the change in fiscal year end to March 31, the factory overhead expense for the period from April 1 through June 30, 2004, will be reported in fiscal year 2005 results, and will be allocated to the subsequent quarters of that fiscal year. Operating income for each quarter of the nine-month transitional year ending March 31, 2004, reflects this benefit. Had fiscal year 2004 included the estimated fixed factory overhead expense for April 1 through June 30, 2004, tobacco segment operating income would have been $11 million lower for the nine months. Including the estimated effect of the U.S. fixed factory overhead allocation, pro forma tobacco segment operating earnings were up by $3.6 million, or 2.2%, for the nine months. The following table provides data that is comparable to the prior year’s results.

(in thousands of dollars)	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003
Tobacco segment operating income, as reported	$181,046	$166,398
Estimated U.S. overhead allocation	(11,000)	—

Pro forma tobacco segment operating income	$170,046	$166,398

Segment operating income from lumber and building products improved by about 46% for the nine months to $24.7 million. The increase is due to the strength of the euro, which gained more than 18% on average compared to the same period last year, and the acquisition of JéWé. Throughout the nine-month period, volume, especially in the construction supplies markets, suffered from the effects of an economic recession in the Netherlands and other European countries. With improvements in sunflower seeds and rubber businesses, results from the agri-products segment were down, due to disappointing performance of a small nut processor acquired last year.

“Selling, general and administrative expenses” for the nine months increased by $38 million primarily due to the strength of the euro and the acquisition of JéWé.

“Interest expense” increased by $1 million due to higher average debt balances during the nine months.

The Company’s effective tax rate was 36.5% compared to 35.5% last year. The increase was primarily caused by changes in the mix of foreign earnings.

Results of Foreign Subsidiaries for the Three Months Ended March 31, 2004

Along with its change in fiscal year end, the Company has also eliminated a three-month reporting lag previously used by most of its foreign subsidiaries. Reported income for the nine-month transition year includes the results of the Company’s foreign subsidiaries for the nine months ended December 31, 2003. Results of foreign subsidiaries for the three months ended March 31, 2004, which represents the reporting lag (the “Lag Quarter”), were not reflected in the reported income, but were recorded as an addition to retained earnings. Operating income for the Lag Quarter was $25.9 million, the major components of which arose from shipments of African, European, and Oriental tobaccos and from lumber and building products operations. A new currency auction system, sanctioned in Zimbabwe in January 2004, effectively reduced currency rates and caused remeasurement losses on local currency cash balances held there. Those remeasurement losses were $10.2 million, and were partially offset by interest income of $4.4 million on local currency balances. Lag Quarter results were also reduced by a $3.2 million charge, discussed above, which was part of the total $10.8 million recorded to recognize the estimated cost of a claim against tobacco that did not meet customer requirements. Net income for the Lag Quarter was $18.9 million.

Fiscal Year Ended June 30, 2003, Compared to Fiscal Year Ended June 30, 2002

“Sales and other operating revenues” were approximately $2.6 billion for fiscal year 2003 compared to about $2.5 billion for fiscal year 2002. Fiscal year 2003 benefited from the impact of the stronger euro on translation of revenues from the Company’s Dutch lumber and building products operations into U.S. dollars and the fourth quarter addition of the revenues of JéWé. Most of the tobacco segment revenue increase for the fiscal year came from the larger volumes shipped from South America. Agri-products segment revenue was up modestly due to good results in the Company’s dried fruit and nuts business.

During fiscal year 2003, Universal recognized approximately $33 million in restructuring charges, of which $12.5 million resulted from the reduction of operations in Zimbabwe due to the decline in crops there. The remaining $20.5 million represented costs of rationalizing U.S. operations. See Note 3 of “Notes to Consolidated Financial Statements.” In May 2003, the Company entered an agreement to settle the DeLoach lawsuit, which involved alleged industry violation of antitrust laws, and accordingly recorded a charge of $12 million in fiscal year 2003. In addition, during the fourth quarter of fiscal year 2003, the Company recognized a $9.0 million gain on the sale of assets in Africa and the Netherlands as well as a $20.2 million gain on remeasurement of local currency liabilities after export rates were adjusted in Africa. The remeasurement gain was not taxable in the country of origin, and consistent with Universal’s policy regarding permanently reinvested earnings, no provision for U.S. income taxes was made on the gain. The aggregate of the charges and gains for fiscal year 2003 was a charge of $15.8 million. In fiscal year 2002, the Company recorded charges of $7.5 million related to the consolidation of U.S. operations and $10.3 million related to Argentine currency devaluation.

Summary of Charges and Gains (in millions, except per share amounts)	Fiscal Year 2003	Fiscal Year 2002	Change
Restructuring charges	$(33.0)	$—	$(33.0)

Tobacco segment
Settlement of lawsuit	(12.0)
African currency remeasurement gain	20.2
Fiscal year 2003 gain on asset sales	6.3
Argentine currency devaluation		(10.3)
Consolidation costs		(7.5)

Net gain (charge)	14.5	(17.8)	32.3

Lumber & building products segment
Fiscal year 2003 gain on asset sales	2.7	—	2.7

Increase (decrease) in operating income	$(15.8)	$(17.8)	$2.0

Increase (decrease) in net income	$(10.4)	$(11.6)	$1.2

Increase (decrease) in earnings per share	$(0.41)	$(0.43)	$0.02

Fiscal year 2003 segment operating income as described in Note 12 of “Notes to Consolidated Financial Statements” was $275 million, up $35 million from that of fiscal year 2002. As listed above, that increase included a $32.3 million net gain in the tobacco segment and a $2.7 million gain in the lumber and building products segment.

Tobacco segment earnings benefited from larger crops in Brazil, Argentina, and several African countries, and those increases more than offset the decline in Zimbabwe crops. Shipments of Brazilian and Argentine tobaccos increased substantially, as customers shifted purchase requirements from Zimbabwe to Brazil and purchased more Argentine tobacco following the currency devaluation there in 2002. Dark tobacco volumes were down for fiscal year 2003 due to lower sales of old crop tobacco and smaller crops in several origins. The oriental tobacco joint venture’s results for fiscal year 2003 also declined primarily due to customers’ delay of shipments until fiscal year 2004, expenses related to the new plants in Greece and Bulgaria, and smaller shipments of old crop tobacco. Excluding the $32.3 million net effect of the charges and gains listed in the table above, tobacco segment earnings decreased by $5.2 million for fiscal year 2003.

Buoyed by the strong euro, which gained more than 14% on average during fiscal year 2003 against the U.S. dollar, results from the lumber and building products segment improved by $5.1 million, or 20.4% for the year, excluding the $2.7 million gain on sale of assets. Throughout the fiscal year 2003, volume suffered from the effects of an economic slowdown in the Netherlands and other

European countries. However, the results benefited from the Company’s acquisition of JéWé. Earnings from the agri-products segment were flat for fiscal year 2003 as stronger results in the Company’s dried fruit and nut business offset the impact of difficult market conditions in the remainder of the segment.

“Selling, general and administrative expenses” for fiscal year 2003 increased by $4 million or 1.3% due to the $12 million charge for the settlement of the DeLoach lawsuit, the impact of the strong euro on euro-based expenses, the addition of JéWé, and higher legal expenses as well as insurance costs. These amounts were partially offset by a net remeasurement gain of $12.6 million.

“Interest expense” decreased by $3 million to $45 million due to lower interest rates in fiscal year 2003 compared to 2002. The Company capitalized approximately $2 million in interest related to the construction of the Nash facility in fiscal year 2003 and approximately $600 thousand in fiscal year 2002.

Universal’s consolidated income tax rate for fiscal year 2003 was 30.7% compared to 35% in fiscal year 2002. The major factor that generated the decrease in the tax rate for the Company was the impact of lower taxes in subsidiaries in which it is the Company’s policy to permanently reinvest earnings. The Company did not record U.S. tax expense on earnings not distributed from most countries in Africa. The Company generated over $15 million in remeasurement gains that were not subject to local tax expense in these countries. See Note 4 of “Notes to Consolidated Financial Statements.”

Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Statement No. 132”). The revised Statement expands the disclosure requirements of the original Statement No. 132 and incorporates pension and postretirement benefits disclosures for interim financial periods. The Company adopted the provisions of the revised Statement No. 132 during the quarter ended March 31, 2004. The expanded disclosures are presented in Note 8 of “Notes to Consolidated Financial Statements.”

In January 2004, the FASB issued Staff Position No. 106-1 (FSP No. 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” FSP No. 106-1 provided accounting and disclosure guidance related to the effects on a company’s postretirement benefit costs and obligations of recent legislation that added a prescription drug benefit to the federal Medicare program. That legislation also provides a federal subsidy to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those now available under Medicare. As allowed under FSP No. 106-1, the Company elected to defer accounting recognition for the subsidy until detailed implementation guidance was made available. The FASB issued that guidance in May 2004 with the release of FSP No. 106-2, which replaces FSP No. 106-1. The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare, and it will therefore qualify for the subsidy. As required under FSP No. 106-2, the Company will adopt accounting recognition for the subsidy as of July 1, 2004. The financial statements for the interim period ending September 30, 2004, the second quarter of fiscal year 2005, will reflect the effect of the subsidy on the Company’s benefit obligation and related cost. The adoption of FSP No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Universal’s liquidity and capital resource requirements are predominantly short term in nature and primarily relate to working capital required for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit Universal to predict its general level of cash requirements. The marketing of the crop in each geographic area is heavily influenced by weather conditions and follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. Despite a predominance of short-term needs, the Company maintains a relatively large portion of its total debt as long-term to reduce liquidity risk.

As a result of the Company’s change in year end and elimination of its reporting lag, the change in the Company’s asset and liability balances from June 30, 2003 to March 31, 2004, reflect nine months of cash flows for its domestic subsidiaries and twelve months of cash flows for its foreign subsidiaries. The net change in cash and cash equivalents for foreign subsidiaries for the additional three-month period caused by the elimination of the reporting lag is reported as a single line item in the Company’s Consolidated Statement of Cash Flows. To more fully explain the Company’s financial position at March 31, 2004, the following table presents the components of the net change in cash and cash equivalents for foreign subsidiaries for the additional three-month period caused by the elimination of the reporting lag as well as the summarized components for the nine months ended March 31, 2004. It also combines them to show the net cash flow that affected the Company’s Consolidated Balance Sheets as of March 31, 2004.

Cash Flow	As Reported [1] (nine months)	Foreign Subsidiaries [2] (three months)	Cash Flow Since June 30, 2003 [3]
Net cash provided (used) by operating activities	$(26,166)	$50,228	$24,062

Net cash provided (used) by investing activities	(60,406)	(19,150)	(79,556)

Net cash provided (used) by financing activities	96,069	(34,721)	61,348

Effect of exchange rate changes on cash	732	(11,935)	(11,203)

Net increase (decrease) in cash and cash equivalents	$10,229	$(15,578)	$(5,349)

[1]	As reported in the Consolidated Statement of Cash Flows.
[2]	The net increase (decrease) in cash and cash equivalents of foreign subsidiaries for the three months ended March 31, 2004 is reported on a single line in the Consolidated Statement of Cash Flows.
[3]	The sum of the reported cash flow for the nine months ended March 31, 2004, and the cash flow of foreign subsidiaries for the three months ended March 31, 2004.

Working Capital

Working capital at March 31, 2004, which includes the cash flows of the Company’s foreign subsidiaries for the three-month period ended March 31, 2004, was $788 million, up $237 million from the level at June 30, 2003. Most of the increase was driven by increases in accounts receivable, advances to suppliers, tobacco and agri-product inventory levels, and decreases in notes payable and the current portion of long-term obligations. The weakness of the U.S. dollar in relation to the strength of the euro, which gained more than 18% on average compared to the same period last year, caused a $20 million increase in receivables and a $32 million increase in inventory, each as translated into U.S. dollars. Seasonal changes in working capital components are normal as tobacco inventories usually fluctuate during the year based on when tobacco is received, processed, and shipped to customers. Due to the elimination of the reporting lag for the Company’s foreign subsidiaries, tobacco inventory levels for the periods ended March 31, 2004, and June 30, 2003, are seasonally comparable because both reflect large seasonal expansions in South and Central America. At June 30, 2003, tobacco inventories were unusually high due to early purchases in Brazil and delayed shipments from Africa, and they had increased again by March 31, 2004. Tobacco inventories during the nine months and the Lag Quarter increased about $33 million to $563 million as of March 31, 2004, and the Company’s uncommitted inventories increased to approximately $106 million compared to $61 million at June 30, 2003. A primary factor in the increases in both total and uncommitted inventories was a customer’s rejection of certain shipments of tobacco because they did not meet that customer’s requirements. Uncommitted tobacco stocks increased from 12% of total tobacco inventory at June 30, 2003, to 19% of total tobacco inventory at March 31, 2004. Management does not consider these levels excessive. Over the same period, agri-products inventories and accounts receivable increased by $24 million and $16 million, respectively, due to the higher prices for tea and rubber and an extension of the nut business. Advances to suppliers increased by $25 million primarily due to the expansion of tobacco sources in Africa. Customer advances and deposits increased by $18 million to $60 million as of March 31, 2004, in part because of the larger Brazilian crop. The level of customer advances can vary from year to year as customers review their circumstances. Accordingly, the Company treats such advances as borrowing when it reviews its balance street structure. Accounts receivable increased by $62 million, primarily due to the strength of the euro as well as the change in fiscal year end, which caused a change in the timing of the elimination of intercompany accounts. The decline in the current portion of long-term debt was a key factor in the working capital increase as the Company repaid maturing debt with a long-term debt issue.

Capital Spending

At March 31, 2004, the Company’s balance of property, plant, and equipment, before depreciation, increased by $86 million from the balance at June 30, 2003. The Company’s capital expenditures are generally limited to those that add value to the customer, replace equipment, increase efficiency, or position the Company for future growth. Universal’s capital expenditures were approximately $63.2 million in nine months ended March 31, 2004, before considering the Lag Quarter, and $87.4 million in the nine months ended March 31, 2003. During the Lag Quarter, the Company’s capital expenditures were approximately $19.5 million. Approximately $14 million of the capital expenditures in the nine months ended March 31, 2004, related to the completion of a major investment in leaf processing in the United States.

Outstanding Debt and Other Financing Arrangements

Universal’s total debt increased by about $79 million during the nine months ended March 31, 2004, and Lag Quarter, and its total debt as a percentage of total capitalization (including total debt, deferred taxes, minority interests, and shareholders’ equity) decreased to about 56% from approximately 60% at June 30, 2003. The increase in debt reflected the effect of the stronger euro and the Company’s working capital investments and capital expenditures in Africa and Brazil. The Company has invested in these regions to expand tobacco sources for its customers. The decrease in total debt to total capitalization was caused by a $140 million increase in shareholders’ equity, which was primarily attributable to $90 million excess of income over dividends as well as a $30 million increase in accumulated other comprehensive income due to the weakness of the U.S. dollar and the reduction in the minimum pension liability. Total long-term obligations, including current maturities, increased by $101 million to $816 million while notes payable decreased by $22 million to $244 million. The increase in long-term obligations was primarily due to the Company’s issuance of $200 million of 5.2% medium-term notes due October 15, 2013. The proceeds were used to repay maturing long-term debt of $63 million in 8% medium-term notes, $20 million in 7.5% medium-term notes, and for other general corporate purposes. The Company has $200 million remaining under a $400 million shelf registration that became effective in August 2003, and expects to use the proceeds of any sales of these securities for general corporate purposes, which may include the repayment of indebtedness, capital expenditures, acquisitions, and funding of working capital needs. In February 2004, Moody’s Investors Service affirmed the Company’s credit ratings, but changed its outlook for the ratings from stable to negative. If the Company’s credit ratings are lowered in the future, then the interest rates on any new debt issued by the Company and some of the Company’s existing debt could increase, and the Company’s access to debt markets could be reduced.

During the nine months ended March 31, 2004, the Company terminated interest rate swaps on $323.5 million notional amount of long-term debt for a gain of approximately $5.1 million, which will be amortized over the remaining life of the underlying debt. From time to time, the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. There were no interest rate swap agreements in place at March 31, 2004.

Near the end of fiscal year 2004, Universal entered a foreign currency swap with a third party to mitigate its exposure to changes in exchange rates related to a foreign currency-denominated receivable from a subsidiary. The swap converts a fixed-rate, foreign currency-denominated receivable to a fixed rate receivable denominated in U.S. dollars. It is accounted for as a cash flow hedge, and its notional amount was approximately $140 million.

As of March 31, 2004, Universal had approximately $941 million in uncommitted lines of credit, of which approximately $697 million was unused and available to support seasonal working capital needs. The Company’s committed bank facilities total $375 million. The facilities include a $250 million revolving credit facility and a $125 million term loan, each of which will mature on April 7, 2006. As of March 31, 2004, the Company had no amounts outstanding under the revolving credit facility. Universal’s commercial paper program, which provides flexibility in the Company’s short-term borrowings, is supported by the revolving credit facility. Under the terms of its bank agreements, the Company must maintain certain levels of tangible net worth and working capital and observe restrictions on debt levels. The Company was in compliance with all such covenants at March 31, 2004.

In May 1998, Universal’s Board of Directors approved a share purchase program that has since been expanded to permit the purchase of up to $450 million of the common stock of the Company. The purchases are carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. Over time, the purchases have been, and are expected to be, funded primarily from operating cash flow of the Company. On May 27, 2004, the Board of Directors of the Company extended the expiration of the share repurchase program to June 30, 2005. At March 31, 2004, Universal had approximately 25.4 million common shares outstanding and has purchased approximately 12.2 million common shares for about $356 million pursuant to the program.

Funds supporting the Company’s ERISA-regulated domestic defined benefit pension plans increased to $129 million because of positive market activity during the nine months ended December 31, 2003, the measurement date for the plan. As of April 30, 2004, the market value of the fund was about $129 million, compared to the accumulated benefit obligation (“ABO”) of $135 million and the projected benefit obligation (“PBO”) of $157 million. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 8 of “Notes to Consolidated Financial Statements.” The

Company plans to contribute approximately $4 million to the domestic pension fund during the next year, which is more than the contribution required by ERISA. It is the Company’s policy to monitor the market performance of the funds and to review the adequacy of its funding and its contributions to those funds. The fund is managed for long-term returns, and the Company has not changed its investment allocation in response to recent market returns.

Contractual Obligations

The Company’s contractual obligations as of March 31, 2004, were as follows:

	Total	2005	2006-2007	2008-2009	Thereafter
Notes payable and long-term debt[1]	$1,289,102	$340,817	$316,546	$269,099	$362,640
Operating lease obligations	39,311	10,277	13,547	6,849	8,638
Inventory purchase obligations:
Tobacco	402,962	344,471	58,491	—	—
Lumber	66,890	66,890	—	—	—
Agri-products	74,366	73,229	1,137	—	—
Agricultural materials	18,300	18,300	—	—	—
Capital expenditure obligations	18,848	18,848	—	—	—

Total	$1,909,779	$872,832	$389,721	$275,948	$371,278

[1]	Includes interest payments. Interest payments on $468 million of variable rate debt are estimated on the basis of March 31, 2004 rates.

In addition to principal and interest payments on notes payable and long-term debt, the Company’s contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield and prices will depend on the quality of the tobacco delivered. More than half of the Company’s contracts to purchase tobacco are with farmers in Brazil. Tobacco purchase obligations have been partially funded by advances to farmers, which totaled approximately $141 million as of March 31, 2004. Commitments to purchase agri-products inventories are frequently matched to forward sales contracts with customers. Capital expenditure obligations represent the Company’s outstanding contractual commitments to complete and equip a new tobacco processing factory and related facilities in Mozambique.

Management believes that its financial resources are adequate to support its capital needs. Those resources include cash from operations, cash balances, the potential to issue debt to the public under its shelf registration statement and the commercial paper market and committed and uncommitted bank lines. Any excess cash flow from operations after dividends and capital expenditures will be available to fund expansion, purchase the Company’s stock, or otherwise enhance shareholder value.

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

Inventories

Inventories of tobacco and agri-products are valued at the lower of cost or market with cost determined under the specific cost method. In the tobacco and agri-product businesses, raw materials are clearly identified at the time of purchase. The Company tracks the costs associated with raw materials in the final product lots, and maintains this identification through the time of sale. The Company also capitalizes direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. Lumber and building products inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out method. The Company writes down inventory for changes in market value based upon assumptions related to future demand and market conditions. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write downs. The Company experiences inventory write downs routinely. Inventory write downs in the nine months ended March 31, 2004, and fiscal years 2003 and 2002 were $7.7 million, $3.3 million, and $8.5 million, respectively.

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

Income Taxes

The Company’s effective tax rate is based on its expected income, statutory tax rates, and tax planning opportunities in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and evaluating the tax position of the Company. The effective tax rate is applied to quarterly operating results. The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions, and could be subject to a tax audit in each of these jurisdictions, which could result in changes to estimated taxes. In the event that there is a significant, unusual, or one-time item recognized in the Company’s results, the tax attributed to that item would be recorded at the same time as the item. For example, in fiscal year 2003, a significant adjustment in a currency export rate generated a remeasurement gain in Africa that did not result in local taxation. Consistent with Company policy regarding permanently reinvested earnings, no provision for U.S. income taxes was recorded on the gain, which reduced the consolidated tax rate.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in the financial statements is different than that reported in its tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are related to timing issues, such as differences in depreciation methods. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which the Company has already recorded the tax benefit in its financial statements. The Company has recorded valuation allowances for deferred tax assets when the amount of estimated future taxable income was not likely to support the use of the deduction or credit. During the nine months ended March 31, 2004, the Company received a significant dividend from a foreign subsidiary that enabled the Company to fully utilize its foreign tax credit carryforwards of approximately $33 million. However, the Company expects foreign tax carryforwards to be generated in future periods. Any significant reduction in future taxable income and changes in its sources or changes in U.S. or foreign tax laws could result in the expiration of foreign tax credit carryforwards. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred or an expense that has not yet been recognized in the financial statements and has been deducted in the Company’s tax return.

For additional disclosures on income taxes, see Notes 1 and 4 of “Notes to Consolidated Financial Statements.”

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

Sensitivity Analysis. The effect of the indicated decrease or increase in the selected assumptions is shown below, assuming no change in benefit levels:

(in thousands)	Effect on 2004 Projected Benefit Obligation Increase (Decrease)	Effect on Annual Expense Increase (Decrease)
Change in Assumption (Pension Plans)
1% increase in discount rate	$(34,859)	$(2,572)
1% decrease in discount rate	42,453	3,582

1% increase in salary scale	12,458	2,604
1% decrease in salary scale	(11,354)	(2,387)

1% increase in rate of return on assets	N/A	(2,332)
1% decrease in rate of return on assets	N/A	2,332

Change in Assumption (Other Postretirement Benefits)
1% increase in discount rate	(6,064)	(436)
1% decrease in discount rate	5,019	476

1% increase in medical inflation	1,867	111
1% decrease in medical inflation	(1,654)	(95)

See Note 8 of “Notes to Consolidated Financial Statements” for additional information on pension and postretirement benefit plans.

OTHER INFORMATION REGARDING TRENDS

AND MANAGEMENT’S ACTIONS

The Company’s financial performance depends on its ability to maintain efficient operations and to secure the tobacco volumes desired by its customers. In fiscal year 2005, worldwide flue-cured production by exporting countries (excluding China) is forecast to increase by 16%, on the strength of a very large Brazilian crop, and burley crops are expected to be up by more than 7%. Due to adverse weather, however, the Brazilian crop has not produced as much ripe leaf as normal, which will make it difficult to provide all of the leaf qualities and styles needed to meet some customers’ requirements. African flue-cured leaf volumes will continue to be depressed following the four-year decline in Zimbabwean crops as a result of instability in that country. Production in Brazil has expanded rapidly to replace that volume, but the Company continues to make significant investments in African countries to provide a more diverse supply base. Universal expects to see the benefits from these investments in the form of larger volumes of African leaf beginning in fiscal year 2006. U.S. volumes continue to slide, reflecting non-competitive leaf prices and the absence of any meaningful change in the federal tobacco program. Although the Company’s recent investments in state-of-the-art U.S. processing facilities are enabling it to operate efficiently in this environment, comparisons in fiscal 2005 will be unfavorably affected due to the overhead cost allocation in fiscal year 2004. Because of the change in fiscal year end, results for fiscal year 2004 excluded approximately $11 million in overhead costs. Fiscal year 2005 will treat overhead normally. There are some early indications that economic conditions in Europe that ultimately will affect the Company’s lumber operations are improving. Management remains confident that the Company is well structured to deal with the challenges of its markets and well positioned to capitalize on opportunities in the year ahead.

The Company expects that demand for leaf tobacco will be flat or declining slightly for the near term primarily due to the flattening trend in world cigarette consumption and to improved leaf utilization by cigarette manufacturers. On a year-to-year basis, the Company is susceptible to fluctuations in leaf supply due to crop size and leaf demand as manufacturers adjust inventories or respond to changes in the cigarette market.

The Company estimates that industry worldwide uncommitted flue-cured and burley inventories totaled about 130 million kilos, excluding inventories of Asian government-owned monopolies, at March 31, 2004. Uncommitted inventories have declined in each of the last four years. At March 31, 2004, the U.S. stabilization cooperatives held about 61 million kilos. With large crops in South America, this trend may reverse in fiscal year 2005.

Although cigar consumption continues to grow at a modest pace in the United States, consumption within the main European Union markets has declined slightly. Supplies of filler and binder tobaccos, which over the last several years have been in surplus due to overproduction in certain countries, have generally returned to a balance between supply and demand. Supply and demand of cigar wrapper continues to be firm. Within the smokeless segment of the dark tobacco business, consumption of loose-leaf chewing tobacco continues to decline by about four percent annually, while the consumption of snuff products has been growing between three and four percent per year. Management believes that there is an adequate supply of suitable dark tobacco in the world market to meet the demand of the manufacturers of smokeless tobacco products.

The high price of U.S. leaf relative to the world market has reduced exports, which, combined with declining purchases by U.S. manufacturers, have reduced the amount of U.S. tobacco that can be produced and sold in the United States. Domestic leaf purchases are unlikely to increase because of the continued decline of cigarette consumption in the United States. Exports of U.S. leaf are likely to continue to decline unless the U.S. tobacco program is significantly modified or eliminated, and the competitive position of U.S. leaf improves dramatically. Several proposals to change that program are currently being discussed in the U.S. Congress. These proposals generally call for quota buy-out and some modifications in the existing tobacco program. Management believes that a quota buy-out will not provide sufficient improvement unless the entire system of government supports is dismantled. Should the declines continue, the Company has the risk that its U.S. processing facilities would have excess capacity. Without substantial improvement in the market attractiveness of U.S. leaf, foreign manufacturers are likely to continue to shift their purchases to other tobacco producing areas, such as Brazil and Africa where the Company has significant operations.

On June 4, 2004, the Flue-Cured Tobacco Cooperative Stabilization Corporation (the “Cooperative”) announced that it had signed a purchase agreement with Vector Group Ltd. (“Vector”) to acquire Vector’s leaf-processing operation and cigarette plant in Timberlake, North Carolina. The

Company processes tobacco for the Cooperative from time to time, and in some years, including fiscal year 2004, the volume is significant to Universal’s U.S. operations. The Company believes that as a result of this transaction, its U.S. processing volumes could be reduced.

Because the Company expects that most of the shortfall from the four-year decline in Zimbabwe tobacco will be replaced with crops from areas where the Company contracts with and provides financing to farmers, the Company could face increased financing and inventory risk since Zimbabwe tobacco is purchased at auction. The Company has been working to expand sources of African tobacco, and those efforts require investments in working capital and operating facilities. In some cases, the Company has financed clearing virgin land and building dams for irrigation, which expands the Company’s risk profile. Should tobacco production fail to fully develop in areas where the Company is making these investments, tobacco volumes may not be sufficient for the Company to operate profitably in those areas. The Company expects to benefit from these investments in the form of larger volumes of African leaf beginning in fiscal year 2006.

The European Union, (“E.U.”) has recently taken action toward modifying the system of granting subsidies to tobacco farmers. The E.U. subsidy makes up well over half of the revenue that a European farmer receives on a tobacco crop. For example, in the 2003 crop, the net premium on flue-cured tobacco paid to farmers was €2.83 per kilogram, and the average purchase price paid for European flue-cured tobacco was around €0.90 per kilogram. Under the recently announced regime, no change in the current system is foreseen in crop years 2004 and 2005 which will be reflected in Universal’s 2006 and 2007 fiscal years respectively. Beginning with the 2006 crop (fiscal year 2008) and through the 2009 crop (fiscal year 2011), however, 40% of the subsidy has been “decoupled” from production. The “decoupling” of the subsidy from production essentially means that a farmer can receive the subsidy granted in a reference period even if the farmer does not plant tobacco, so long as he keeps the land associated with that subsidy in good agricultural and environmental conditions. However, the relevant member states, such as Italy, Greece, Spain, and France, can increase the decoupled portion of the subsidy up to 100%. The remaining portion of the subsidy (60%, or less) shall remain subject to actual production of tobacco. This means, in practical terms, that the total aid to tobacco farmers remains unchanged. In each of the Company’s main European tobacco sources, such as Italy, Greece, Spain, and France, tobacco production and processing is extremely important to the local economy. Consequently, management believes that the major tobacco producing countries will choose not to decouple more than 40% of the subsidy, with the possible exception of some varieties less in demand by the market. The Company does not handle those varieties. Before the end of 2009, the E.U. Commission shall submit to the Council of Ministers a report on the implementation of the new tobacco subsidy system accompanied by appropriate proposals, if necessary. In 2013, the whole E.U. Common Agricultural Policy will be under revision. Unless the system in place for the four crop years 2006-2009 is extended to 2013, as a consequence of the “interim” report prepared by the Commission, then the decoupled portion would increase to 50%, while the remaining 50% would be used to finance restructuring activities in the tobacco regions. The Company has operations in new acceding countries, Poland and Hungary, who joined the E.U. on May 1, 2004. In those countries, the new system will not be “de facto” implemented before crop 2007, and in the meantime, tobacco farmers will receive subsidies mainly financed by the domestic budget.

Management believes that some farmers will cease tobacco production, mainly in the marginal varieties for which member states will decide to increase decoupling to the maximum and to some extent in the market-oriented growths. This decline in production will accelerate with the 2010 crop, unless action is taken to extend the system through year 2013 or alternative funds are made available at the national level. The number of farmers who cease producing tobacco will depend on their efficiencies in production and the purchase price received for their tobacco. Management believes that after the 2005 crop, the major influence on the farmers’ decisions to produce tobacco will be the possibility of increasing commercial prices for green tobaccos. This will be possible depending on enhanced attention to quality and on whether the system can become more efficient by eliminating unproductive costs. In addition, confirmed support from European tobacco product manufacturers will be crucial to the long-term viability of tobacco production in Europe. Management believes that if actions are not taken to increase farmer prices or, alternatively, if the member states do not choose to implement subsidies for tobacco production, the volume of tobacco produced in Europe will decline over time. The Company’s results of operations would be negatively affected if it were not able to replace any lost volumes of European tobacco. The recorded value of the Company’s equity in net fixed assets that could be affected by these changes was approximately $30.5 million. In addition, unrealized currency losses for tobacco operations there were $12.7 million, net of taxes, at March 31, 2004.

An important trend in the tobacco industry has been consolidation among manufacturers of tobacco products. This trend is expected to continue, particularly as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers. This concentration could provide additional opportunities for international leaf merchants, including Universal. A key success factor for leaf dealers is the ability to provide customers with the quality of leaf and the level of service they desire at the lowest cost possible. In addition, the leaf dealers have larger historical market shares with some customers than with others. Consequently, the Company’s potential growth will be affected by the growth of its major customers, and consolidation of customers may have at least a short-term favorable or unfavorable impact on the Company’s business.

Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on sales of tobacco products, particularly in the United States. The European Union and other countries have also imposed limitations on the advertising of cigarettes. A significant decrease in global sales of tobacco products brought about by health concerns, decreased social acceptance, advertisement limitations, or other factors would reduce demand for the Company’s products and services.

A number of foreign governments have also taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, and to discourage cigarette consumption. A number of such measures are included in the Framework Treaty on Tobacco Control, which was negotiated under the auspices of the World Health Organization. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. The French government has enacted tax increases of 11% and 20% in 2003, and preliminary estimates show French cigarette sales falling by 12% to 13% during that year. It is not known how much of the decline in sales represents changes to roll-your-own cigarettes or purchases in other countries with lower taxes. The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of its primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company’s products and services and could have a material adverse effect on its results of operations.

In the nine months ended March 31, 2004, the weakness in the U.S. dollar in relation to the euro benefited the lumber and building products sector, which uses the euro as its functional currency. Further changes in exchange rates will affect the translation of the euro earnings of the Company into U.S. dollars. In addition, a continued decline in construction activity in the Netherlands could negatively affect sales volumes and margins. Conversely, an increase of such activity could provide an opportunity for volume and margin expansion. There are some early indications that economic conditions in Europe that ultimately will affect the Company’s lumber operations are improving. In May 2004, Fitch Ratings affirmed the Netherlands’ “AAA” ratings, citing a return to positive changes in

GDP and an economy-wide social accord to freeze wages in 2004-2005. In addition in May 2004, the European Central Bank noted the economies making up the E.U. had grown in the first quarter of 2004 at the fastest pace in three years.

The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions, and from time to time contests assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of various pending and contested tax issues. The consolidated income tax rate is affected by a number of factors, including, but not limited to, the mix of domestic and foreign earnings and investments, local tax rates of subsidiaries, repatriation of foreign earnings, and the Company’s ability to utilize foreign tax credits.

In recent years, the Company’s domestic income has declined while foreign income has increased. If this trend continues and tax rates remain constant worldwide, the Company’s ability to utilize its foreign tax credits could be diminished. As a result, its consolidated income tax rate could increase. During the nine months ended March 31, 2004, the Company received a significant dividend from a foreign subsidiary that enabled the Company to fully utilize its foreign tax credit carryforwards of approximately $33 million. However, the Company expects foreign tax credit carryforwards to be generated in future periods.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The foregoing discussion contains certain forward-looking statements, which may be identified by phrases such as “the Company expects” or “Management believes” or words of similar effect. In addition, the Company may publish, from time to time, forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual results for a fiscal year and any interim period to differ materially from those expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no duty to update any of the statements in this report.

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

Because Universal is a leaf tobacco merchant, its financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for tobacco, which is based upon customers’ expectations of their future tobacco requirements, can change from time to time depending upon internal and external factors affecting the demand for their products. The Company’s customers’ expectations, and thus their demand for leaf tobacco, is influenced by a number of factors, including:

•	trends in the global consumption of cigarettes, such as health concerns and the growth or decline in popularity of American-blend cigarettes;

•	trends in sales of cigars and other tobacco products; and

•	levels of competition.

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

In areas where Universal purchases its leaf tobacco directly from farmers, the Company bears the risk that the tobacco it receives will not meet quality and quantity requirements.

In countries where Universal contracts directly with tobacco farmers, including Argentina, Brazil, Italy, the United States, and several African countries, the Company bears the risk that the tobacco delivered will not meet quality and quantity requirements. If the tobacco does not meet such market requirements, the Company may not be able to meet all of its customers’ orders, which would have an adverse effect on its profitability and its results of operations. In U.S. markets, the high price of U.S. tobacco magnifies the risk of purchasing tobacco that does not meet those requirements. In addition, in many foreign countries, when Universal purchases tobacco directly from farmers, it provides them with financing. Unless the Company receives marketable tobacco that meets the quality and quantity specifications of its customers, it bears the risk that it will not be able to fully recover its crop advances or recover them in a reasonable period of time. The Company also has dark leaf tobacco growing operations in Indonesia and Brazil, where it has similar financing risks. Although the Company purchases a portion of its leaf tobacco through public auction, as well as privately-negotiated contract purchases, several countries where auction markets are used today may be moving toward direct purchasing, thus increasing the areas subject to this risk.

Weather and other conditions can affect the marketability of the Company’s products.

Tobacco and many other agricultural crops that the Company buys, such as sunflower seeds and tea, are subject to vagaries of the weather and the environment that can, in some cases, change the quality or size of the crops. If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to manufacturers, which would result in a reduction in revenues. If such an event is also widespread, it could affect the Company’s ability to acquire the quantity of products required by its customers. In addition, other items can affect the marketability of tobacco and other agricultural products, including, among other things, the presence of:

•	non-tobacco related material,

•	genetically modified organisms, and

•	excess residues of pesticides, fungicides, and herbicides.

A significant event impacting the condition or quality of a large amount of any of the crops that Universal buys could make it difficult for the Company to sell these products or to fill customers’ orders.

A significant slowdown in home improvement or construction markets in the Netherlands could have an adverse effect on the Company’s results of operations.

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

The U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for the Company’s products and services. These activities have included:

•	the U.S. Environmental Protection Agency’s decision to classify environmental tobacco smoke as a “Group A” (known human) carcinogen,

•	restrictions on the use of tobacco products in public places and places of employment,

•	proposals to have the U.S. Food and Drug Administration regulate nicotine as a drug and sharply restrict cigarette advertising and promotion,

•	proposals to increase the federal and state excise taxes on cigarettes, and

•	the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products.

Numerous other legislative and regulatory anti-smoking measures have been proposed at the federal, state, and local levels. Excluding the effect of tobacco contained in cigarettes imported into the United States, the Company estimates that between 12% and 15% of the flue-cured and burley tobaccos that it handles worldwide is ultimately consumed in the United States. Universal’s tobacco sales consist primarily of flue-cured and burley tobaccos, which, along with oriental tobaccos, are the major ingredients in American-blend cigarettes.

A number of foreign governments have also taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, and to discourage cigarette consumption. A number of such measures are included in the Framework Treaty on Tobacco Control, which was negotiated under the auspices of the World Health Organization. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of its primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company’s products and services and could have a material adverse effect on its results of operations.

Because Universal conducts a significant portion of its operations internationally, political uncertainties in certain countries could have an adverse effect on its performance and results of operations.

The Company’s international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include, among other factors, undeveloped or antiquated commercial law and the expropriation or nationalization of assets, may adversely impact the Company’s ability to effectively manage its operations in those countries. For example, in the past, Universal has experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government’s economic policies, and government actions in Zimbabwe have reduced the tobacco crop there, causing the Company to shift sourcing of tobacco to other countries. Universal has substantial capital investments in South America and Africa, and the performance of its operations in these regions can materially affect its earnings from tobacco operations. If the political situation in any of the countries where the Company conducts business were to deteriorate significantly, the Company’s ability to recover assets located there could be impaired. To the extent that Universal does not replace any lost volumes of tobacco with tobacco from other sources, or incurs increased costs related to such replacement, its results of operations would suffer.

Financial Factors

Failure of Universal’s customers or farmers to repay extensions of credit could materially impact the Company’s results of operations.

Universal extends credit to both farmers and customers. A significant delay in payment or a significant bad debt provision related to amounts due to the Company could adversely affect its results of operations. In addition, crop advances to farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, recovery of advances could be delayed until future crops are delivered.

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

Although the international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country, the Company’s purchases of tobacco are often made in local currency. As a result, changes in local currency can make a particular crop more or less attractive in the world market thereby affecting the profitability of such crop and Universal’s results of operations. Because there is no forward foreign exchange market in many of the major countries where the Company sources tobacco, Universal manages its foreign exchange risk by matching funding for inventory purchases with the currency of sale and by minimizing its net investment in these countries. To the extent that the Company is not able to continue match funding, or otherwise hedge its exposure, the Company could have a disproportionate exposure to local currency in which the tobacco was purchased.

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

In Universal’s tobacco business, customers usually pre-finance purchases or pay market rates of interest for inventory purchased on order. Because of changes in financial markets, the Company, like many others, has moved away from short-term credit markets. The Company is borrowing more long-term debt, and through hedging agreements, it is swapping the interest rates on its existing fixed-rate debt to floating market interest rates to better match the interest rates that the Company charges its customers. To the extent Universal is unable to match these interest rates, a decrease in interest rates could increase its net financing costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

The Company’s tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable rate debt. If Universal were to fund its committed tobacco inventory with fixed-rate debt, the Company might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of March 31, 2004, tobacco inventory of $563 million included $457 million in inventory that was committed for sale to customers and $106 million that was not committed. Committed inventory, after deducting $60 million in customer deposits, represents the Company’s net exposure of $397 million. Universal maintains a substantial portion of its debt at variable interest rates in order to substantially mitigate interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was $468 million at March 31, 2004. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $4.7 million, about 85% of that amount could be offset with changes in charges to customers.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. Most of the tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of Universal’s major countries of tobacco origin, the Company manages its foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing its net investment in individual countries. In these countries, the Company is vulnerable to currency gains and losses to the extent that any local currency balances do not offset each other. The Company recognized a $100 thousand exchange loss due to remeasurement for the nine-month transitional year ended March 31, 2004, versus a $12.6 million remeasurement gain and a $2.9 million remeasurement loss for the fiscal years ended June 30, 2003 and 2002, respectively. The Company recognized $1.7 million in exchange gains from foreign currency transactions for the transition year ended March 31, 2004, versus exchange losses of $900 thousand and $1.4 million for the fiscal years ended June 30, 2003 and 2002, respectively.

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

Commodity

Universal uses commodity futures in its rubber trading business to reduce the risk of price fluctuations. The Company does not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amounts recorded during 2004, 2003, and 2002 were not material.

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

Item 8. Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Nine Months Ended March 31, 2004	Fiscal Years Ended June 30,
		2003	2002
Sales and other operating revenues	$2,271,152	$2,636,776	$2,500,078

Costs and expenses
Cost of goods sold	1,829,219	2,098,625	2,006,727
Selling, general and administrative expenses	250,307	297,335	292,844
Restructuring costs	—	33,001	—

Operating income	191,626	207,815	200,507
Equity in pretax earnings of unconsolidated affiliates	6,044	10,439	18,311
Interest expense	35,032	45,270	47,831

Income before income taxes and other items	162,638	172,984	170,987
Income taxes	59,329	53,094	59,821
Minority interests	3,673	9,296	4,504

Net income	$99,636	$110,594	$106,662

Net income:
Per common share	$3.97	$4.35	$4.01
Per diluted common share	$3.94	$4.34	$4.00

Basis for per-share calculations:
Weighted average common shares outstanding	25,072	25,420	26,579
Dilutive effect of stock options	205	79	101

Average common shares outstanding, assuming dilution	25,277	25,499	26,680

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)	March 31, 2004	June 30, 2003
ASSETS
Current
Cash and cash equivalents	$39,310	$44,659
Accounts receivable, net	432,546	370,784
Advances to suppliers, net	140,758	115,928
Accounts receivable—unconsolidated affiliates	6,156	7,595
Inventories—at lower of cost or market:
Tobacco	562,927	529,736
Lumber and building products	138,423	140,647
Agri-products	106,214	82,527
Other	35,071	30,377
Prepaid income taxes	9,635	12,375
Deferred income taxes	16,908	6,168
Other current assets	38,721	34,201

Total current assets	1,526,669	1,374,997

Property, plant and equipment—at cost
Land	60,823	51,110
Buildings	364,948	303,916
Machinery and equipment	694,314	679,556

	1,120,085	1,034,582
Less accumulated depreciation	559,217	521,201

	560,868	513,381

Other assets
Goodwill and other intangibles	134,664	132,903
Investments in unconsolidated affiliates	94,460	90,119
Deferred income taxes	62,489	45,466
Other noncurrent assets	103,623	86,208

	395,236	354,696

Total assets	$2,482,773	$2,243,074

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)	March 31, 2004	June 30, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$244,031	$265,742
Accounts payable	331,963	361,058
Accounts payable—unconsolidated affiliates	2,571	2,073
Customer advances and deposits	59,894	42,093
Accrued compensation	32,703	31,959
Income taxes payable	22,007	20,969
Current portion of long-term obligations	45,941	100,387

Total current liabilities	739,110	824,281

Long-term obligations	770,296	614,994
Postretirement benefits other than pensions	41,721	40,305
Other long-term liabilities	93,739	96,522
Deferred income taxes	43,691	12,348
Minority interests	34,383	34,346

Total liabilities	1,722,940	1,622,796

Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 25,446,975 shares at March 31, 2004 and 24,920,083 at June 30, 2003	112,505	90,665
Retained earnings	679,202	592,673
Accumulated other comprehensive loss	(31,874)	(63,060)

Total shareholders’ equity	759,833	620,278

Total liabilities and shareholders’ equity	$2,482,773	$2,243,074

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)	Nine Months Ended March 31, 2004	Fiscal Years Ended June 30,
		2003	2002
Cash Flows From Operating Activities:
Net income	$99,636	$110,594	$106,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,519	47,969	49,026
Amortization	3,348	5,535	5,961
Translation (gain) loss, net	100	(12,558)	2,930
Restructuring costs, net of cash paid	—	16,340	—
Deferred taxes	(7,346)	(11,901)	4,845
Minority interests	3,673	9,296	4,504
Equity in net income of unconsolidated affiliates	(4,062)	(5,847)	(11,829)
Other	(3,121)	(1,783)	3,022
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(61,885)	(92,268)	37,226
Inventories and other assets	(68,288)	(85,958)	(80,552)
Income taxes	10,886	12	2,950
Accounts payable and other accrued liabilities	(44,626)	(24,284)	45,638

Net cash provided (used) by operating activities	(26,166)	(44,853)	170,383
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(63,243)	(115,396)	(110,790)
Purchase of business, net of cash acquired	—	(71,865)	(13,348)
Sales of property, plant and equipment and other	2,837	11,133	3,907

Net cash used in investing activities	(60,406)	(176,128)	(120,231)
Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	(607)	142,875	(64,469)
Issuance of long-term debt	202,967	273,655	43,050
Repayment of long-term debt	(96,008)	(120,400)	(2,313)
Dividends paid to minority shareholders	(2,662)	(3,654)	(4,612)
Issuance of common stock	22,028	3,923	7,482
Purchases of common stock	(3,456)	(54,607)	(45,681)
Dividends paid	(28,693)	(35,788)	(35,187)
Other	2,500	—	—

Net cash provided (used) in financing activities	96,069	206,004	(101,730)

Effect of exchange rate changes on cash	732	1,633	(41)

Net increase (decrease) in cash and cash equivalents	10,229	(13,344)	(51,537)
Net decrease in cash and cash equivalents of foreign subsidiaries for the three months ended March 31, 2004	(15,578)	—	—
Cash and cash equivalents at beginning of year	44,659	58,003	109,540

Cash and Cash Equivalents at End of Year	$39,310	$44,659	$58,003

Supplemental information—cash paid:
Interest	$36,007	$45,808	$49,059

Income taxes, net of refunds	$62,057	$62,589	$53,521

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands of dollars)	Nine Months Ended March 31, 2004		Fiscal Years Ended June 30,
			2003		2002
Common Stock:
Balance at beginning of year	$90,665		$90,157		$85,582
Issuance of common stock and exercise of stock options	22,028		3,923		7,482
Purchase of common stock	(188)		(3,415)		(2,907)

Balance at end of year	112,505		90,665		90,157

Retained Earnings:
Beginning balance	592,673		569,059		540,546
Net income	99,636	$99,636	110,594	$110,594	106,662	$106,662
Net income of foreign subsidiaries for the three months ended March 31, 2004	18,854
Cash dividends declared ($1.14 per share in 2004; $1.42 per share in 2003; $1.34 per share in 2002)	(28,693)		(35,788)		(35,375)
Cost of common shares retired in excess of stated capital amount	(3,268)		(51,192)		(42,774)

Balance at end of year	679,202		592,673		569,059

Accumulated Other Comprehensive Income (Loss):
Beginning balance	(63,060)		(71,221)		(73,999)
Translation adjustments, net of taxes	24,427	24,427	28,800	28,800	2,778	2,778
Minimum pension liability, net of taxes	12,025	12,025	(20,639)	(20,639)
Translation adjustments of foreign subsidiaries for the three months ended March 31, 2004, net of taxes	(4,844)
Currency hedge adjustment of foreign subsidiaries for the three months ended March 31, 2004, net of taxes	(422)

Total comprehensive income		$136,088		$118,755		$109,440

Balance at end of year	(31,874)		(63,060)		(71,221)

Shareholders’ Equity at End of Year	$759,833		$620,278		$587,995

Common Shares Outstanding: (in thousands of shares)
Balance at beginning of year	24,921		26,225		27,185
Issuance of common stock and exercise of stock options	608		182		304
Purchase of common stock	(82)		(1,486)		(1,264)

Balance at end of year	25,447		24,921		26,225

See accompanying notes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The financial statements include the accounts of Universal Corporation (which together with its subsidiaries is referred to herein as “Universal” or the “Company”) and its domestic and foreign subsidiaries in which Universal has a voting interest of greater than 50%, such that Universal controls all significant corporate activities of the subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation. Minority shareholders of each less than wholly owned consolidated subsidiary have no significant authority in ordinary business decisions.

Prior to March 31, 2004, the fiscal years of foreign subsidiaries generally ended three months before the Company’s year end to facilitate timely reporting. The financial impact of intervening events materially affecting the consolidated financial position or results of operations were disclosed or recognized in the financial statements. The reporting lag for foreign subsidiaries was eliminated in connection with the Company’s change in fiscal year end. See Note 2 for additional information on the change in year end and elimination of the foreign reporting lag.

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

Investments in Unconsolidated Affiliates

The Company’s equity method investments are non-marketable securities. Universal reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity method investments, the Company uses discounted cash flow models. If the fair value of an equity investee is determined to be lower than its carrying value, an impairment loss is recognized. The preparation of discounted future operating cash flow analysis requires significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income per Share and Share Purchases

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

Since May 1998, the Board of Directors of the Company has approved $450 million in stock purchase programs. On May 27, 2004, the Board of Directors of the Company extended the expiration dates for these programs to June 30, 2005. The Company had purchased an aggregate of 12,159,992 shares at a total cost of about $356 million by March 31, 2004, and 12,078,292 shares at a cost of $353 million by June 30, 2003.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Advances to Suppliers

The Company provides agronomy services and crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are repaid upon delivery of tobacco to the Company. Advances to suppliers are reported net of allowances recorded when the Company determines that an amount outstanding is not likely to be collected. Total allowances were $11 million at March 31, 2004, and $7 million at June 30, 2003. Interest on advances is recognized as earned; however, interest accrual is discontinued when an advance is not expected to be fully collected.

Inventories

Inventories of tobacco and agri-products are valued at the lower of cost or market with cost determined under the specific cost method. In the tobacco and agri-product businesses, raw materials are clearly identified at the time of purchase. The Company tracks the costs associated with raw materials in the final product lots, and maintains this identification through the time of sale. The Company also capitalizes direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. Lumber and building products inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out (“FIFO”) method. All other inventories are valued principally at the lower of average cost or market. Inventory valuation allowances for damaged or slow-moving items were $13 million at March 31, 2004, and $14 million at June 30, 2003, respectively.

The predominant cost components of the Company’s inventories are the costs of unprocessed tobacco, tea, seeds, and nuts, as well as hardwood and softwood lumber. Direct and indirect processing costs related to these raw materials are capitalized and allocated to inventory in a systematic manner. The Company does not capitalize any interest or sales-related costs in inventory. Freight cost incurred to ship products to customers is recorded in cost of goods sold.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco and agri-product processing and blending facilities, lumber outlets, offices, and warehouses. Machinery and equipment represent processing and packing machinery and transportation, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transportation equipment—3 to 10 years; and office and computer equipment—3 to 10 years. The Company capitalized approximately $400 thousand, $2 million, and $600 thousand in interest in fiscal years 2004, 2003, and 2002, respectively, on the construction of its new tobacco processing facility in Nash County, North Carolina.

Goodwill and Other Intangibles

Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. The Company did not record any charges for impairment of goodwill in fiscal years 2004, 2003, and 2002. The Company uses discounted cash flow models to assess the recoverability of goodwill. The preparation of discounted future operating cash flow analyses requires significant management judgment with respect to operating earnings growth rates, and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and could increase or decrease any impairment charge.

Income Taxes

The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, and undistributed earnings of foreign subsidiaries not permanently reinvested. At March 31, 2004, the cumulative amount of permanently reinvested earnings of foreign subsidiaries, on which no provision for U.S. income taxes had been made, was $132 million.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the consolidated statement of changes in shareholders’ equity and consists of:

	At March 31, 2004	At June 30,
		2003	2002
Translation adjustment:
Before income taxes	$(28,896)	$(65,263)	$(109,571)
Allocated income taxes	6,059	22,842	38,350

Minimum pension liability:
Before income taxes	(13,460)	(31,753)	—
Allocated income taxes	4,845	11,114	—

Currency hedge adjustment:
Before income taxes	(633)	—	—
Allocated income taxes	211	—	—

Total accumulated other comprehensive income (loss)	$(31,874)	$(63,060)	$(71,221)

Fair Values of Financial Instruments

The fair values of the Company’s long-term obligations have been estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of all other assets and liabilities that qualify as financial instruments approximates fair value.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. The Company uses interest rate swaps and forward foreign exchange contracts from time to time to minimize interest rate and foreign currency risk. The Company enters into such contracts only with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company.

All interest rate swaps have been accounted for as fair value hedges. The Company recorded deferred gains on the termination of certain interest rate swaps totaling $5.1 million in the transition year 2004 and $7.5 million in fiscal year 2002. These gains are being amortized to interest expense over the maturities of the debt instruments that were hedged. No material gain or loss was recorded during 2004, 2003, or 2002 from hedge ineffectiveness. None of the Company’s debt was hedged with interest rate swaps at March 31, 2004.

During fiscal year 2004, the Company entered a foreign currency swap with a third party to mitigate its exposure to changes in exchange rates related to a foreign currency denominated long-term receivable from a subsidiary. The swap extends to the maturity date of the receivable. The arrangement is accounted for as a cash flow hedge. No gain or loss was recorded for hedge ineffectiveness through March 31, 2004.

The Company also uses commodity futures in its rubber business to reduce the risk of price fluctuations. The Company does not enter into contracts for trading purposes. All forward foreign exchange contracts and forward commodity contracts are adjusted to fair market value through income during the year.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Translation and Remeasurement of Foreign Currencies

The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive income (loss).

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement adjustments that are included in net income. The Company recognized a $100 thousand exchange loss due to remeasurement for the nine-month transition year ended March 31, 2004, versus a $12.6 million remeasurement gain and a $2.9 million remeasurement loss for the fiscal years ended June 30, 2003 and 2002, respectively. The Company recognized $1.7 million in exchange gains from foreign currency transactions for the transition year ended March 31, 2004, versus exchange losses of $900 thousand and $1.4 million for the fiscal years ended June 30, 2003 and 2002, respectively.

Net income of foreign subsidiaries for the three months ended March 31, 2004, which was recorded as a direct addition to retained earnings to eliminate the reporting lag, included a loss of $10.2 million on the remeasurement of net monetary assets denominated in Zimbabwe dollars. The Company remeasured local currency deposits in Zimbabwe to reflect the value of the Zimbabwe dollar established in government-sponsored auctions that began in January 2004. Prior to these auctions, local currency balances were remeasured at an official export exchange rate that had remained fixed since the previous adjustment in fiscal year 2003. Local currency deposits in Zimbabwe have grown in recent months due to the country’s financial policies, and net monetary assets denominated in Zimbabwe dollars were remeasured to $2.4 million at March 31, 2004. The Company’s ability to reduce or limit further growth in the net monetary assets exposed to the value of the Zimbabwe dollar is dependent in part on the ability of its subsidiaries to use local currency deposits to pay costs and expenses. See Note 2 for a discussion of the addition to retained earnings to eliminate the reporting lag for foreign subsidiaries.

The Company operates in the following highly inflationary economies: Malawi, Mozambique, Turkey (through an equity investment), Zambia, and Zimbabwe. The Company uses the U.S. dollar as the functional currency for subsidiaries located in such economies, and remeasures transactions denominated in the local currency.

Revenue Recognition

Revenue is recognized when title and risk of loss are passed to the customer, and the earnings process is complete. The majority of the revenue recognized in the tobacco, lumber and building products, and agri-products segments is based on the physical transfer of products to customers. The products delivered to customers can be readily inspected and approved for acceptance. Universal also processes tobacco owned by its customers, and revenue is recognized when the processing is completed.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”) to all awards of stock-based compensation. Under APB No. 25, compensation expense is not recognized on fixed stock options issued by the Company since the exercise price equals the market price of the underlying shares on the date of grant. Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”) and No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“Statement No. 148”) require companies that apply APB No. 25 to disclose pro forma net income and basic and diluted earnings per share as if the fair value measurement and recognition methods in Statement No. 123 had been applied to all awards. The disclosure is as follows:

	Nine Months Ended March 31, 2004	Fiscal Years Ended June 30,
		2003	2002
Net income	$99,636	$110,594	$106,662
Stock-based employee compensation cost, net of tax effect, under fair value method	3,198	6,639	713

Pro forma net income under fair value method	$96,438	$103,955	$105,949

Earnings per share – basic	$3.97	$4.35	$4.01
Per share stock-based employee compensation cost, net of tax effect, under fair value method	0.12	0.26	0.03

Pro forma earnings per share – basic	$3.85	$4.09	$3.98

Earnings per share – diluted	$3.94	$4.34	$4.00
Per share stock-based employee compensation cost, net of tax effect, under fair value method	0.12	0.26	0.03

Pro forma earnings per share – diluted	$3.82	$4.08	$3.97

The Black-Scholes option valuation model was used to estimate the fair value of the options granted in fiscal years 2004, 2003, and 2002. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. The Company’s stock-based employee compensation plans have characteristics that differ from traded options. In management’s opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Nine Months Ended March 31, 2004	Fiscal Years Ended June 30,
		2003	2002
Assumptions:
Risk-free interest rate	1.81%	2.71%	2.53%
Expected life, in years	3.00	4.64	1.79
Expected volatility	0.296	0.306	0.310
Expected dividend yield	3.62%	3.71%	3.59%
Results:
Fair value per share of options granted	$6.81	$7.03	$5.13

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Statement No. 132”). The revised Statement expands the disclosure requirements of the original Statement No. 132 and incorporates pension and postretirement benefits disclosures for interim financial periods. The Company adopted the provisions of the revised Statement No. 132 during the quarter ended March 31, 2004. The expanded disclosures are presented in Note 8.

In January 2004, the FASB issued Staff Position No. 106-1 (FSP No. 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” FSP No. 106-1 provided accounting and disclosure guidance related to the effects on a company’s postretirement benefit costs and obligations of recent legislation that added a prescription drug benefit to the federal Medicare program. That legislation also provides a federal subsidy to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those now available under Medicare. As allowed under FSP No. 106-1, the Company elected to defer accounting recognition for the subsidy until detailed implementation guidance was made available. The FASB issued that guidance in May 2004 with the release of FSP No. 106-2, which replaces FSP No. 106-1. The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare, and it will therefore qualify for the subsidy. As required under FSP No. 106-2, the Company will adopt accounting recognition for the subsidy as of July 1, 2004. The financial statements for the interim period ending September 30, 2004, the second quarter of fiscal year 2005, will reflect the effect of the subsidy on the Company’s benefit obligation and related cost. The adoption of FSP No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain amounts in prior years’ statements have been reclassified to conform with the current year’s presentation.

NOTE 2. CHANGE IN FISCAL YEAR END AND ELIMINATION OF REPORTING LAG FOR FOREIGN SUBSIDIARIES

The Company changed its fiscal year end from June 30 to March 31, effective March 31, 2004. In addition to better matching the fiscal reporting period with the crop and operating cycles of the Company’s largest operations, the change allowed the Company to eliminate the three-month reporting lag previously used for most of its foreign subsidiaries. As of March 31, 2004, all of the Company’s consolidated subsidiaries have the same fiscal reporting period.

The consolidated statements of income, cash flows, and changes in shareholders’ equity reflect audited results for the nine-month transition year ended March 31, 2004 and the fiscal years ended June 30, 2003 and 2002. The consolidated balance sheets reflect the audited financial position of the Company at March 31, 2004, and June 30, 2003. Net income of foreign subsidiaries for the three-month period ended March 31, 2004, representing the elimination of the reporting lag, is reflected as an addition to retained earnings in the consolidated statement of changes in shareholders’ equity. In addition, the net change in cash and cash equivalents of foreign subsidiaries for this three-month period is reported on a separate line in the consolidated statement of cash flows. Note 14 provides unaudited summary financial information recast to show consolidated historical results without the reporting lag for foreign subsidiaries.

The Company’s U.S. tobacco operations recognize fixed factory overhead expense in the periods in which tobacco is processed. Since processing does not normally occur during the period between April 1 and June 30, the projected overhead expense for that period has historically been allocated to the preceding three quarters of each fiscal year, based on volumes processed. Because of the change in fiscal year end to March 31, the U.S. factory overhead expense for the period April 1 through June 30, 2004, will be reported in fiscal year 2005 results, and will be allocated to the subsequent quarters of that fiscal year. As a result, operating income for the nine-month transition year ended March 31, 2004, reflects favorable comparisons to prior fiscal years. Had the 2004 transition year included the estimated fixed factory overhead expense for April 1 through June 30, 2004, tobacco segment operating income would have been approximately $11 million lower.

NOTE 3. RESTRUCTURING

During 2003, the Company recognized approximately $33 million in restructuring charges, of which $12.5 million resulted from the reduction of operations in Zimbabwe due to the decline in tobacco crops there. The Zimbabwe restructuring plan affected 268 salaried employees in production, sales, and administration. All employees affected by this plan were paid by June 30, 2003. The remaining $20.5 million represented costs of rationalizing U.S. operations. In the United States, the Company incurred $15.5 million in restructuring costs associated with severance costs for 98 salaried employees and 941 hourly employees. The salaried employees were from the U.S. tobacco operation and the U.S. headquarters. The 941 hourly employees were production employees with the tobacco processing operation. The U.S. operations also incurred a $5 million impairment charge on buildings and

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment associated with the closure and planned sale of two redundant processing facilities. A summary of the restructuring charges in fiscal year 2003 is as follows:

Fiscal Year 2003
Severance costs in Zimbabwe	$12,500
Severance costs in the United States	15,481

Total severance costs	27,981
Impairment charges in the United States	5,020

Total restructuring costs	$33,001

Changes in severance liabilities are described below:

	Nine Months Ended March 31, 2004	Fiscal Year Ended June 30, 2003
Severance Liabilities
Balance at beginning of period	$13,399	$2,079
Severance cost in restructuring charges	—	27,981
Payments	(4,380)	(16,661)

Balance at end of period	$9,019	$13,399

Approximately $3.5 million of the severance liabilities represent postretirement benefits the affected employees will receive prior to normal retirement age and are expected to be paid out over the next four years. The remaining balance represents severance payments that are expected to be paid out over the next twelve months.

NOTE 4. INCOME TAXES

Income taxes consist of the following:

	Nine Months Ended March 31, 2004	Fiscal Years Ended June 30,
		2003	2002
Current
United States	$2,885	$(2,878)	$(8,745)
State and local	1,101	806	705
Foreign	61,172	64,864	72,228

	$65,158	$62,792	$64,188
Deferred
United States	$(9,802)	$(14,486)	$(9,416)
State and local	(430)	(57)	264
Foreign	4,403	4,845	4,785

	(5,829)	(9,698)	(4,367)

Total	$59,329	$53,094	$59,821

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

	Nine Months Ended March 31, 2004	Fiscal Years Ended June 30,
		2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3	0.3	0.4
Impact of permanently reinvested earnings	0.5	(5.0)	—
Income taxed at other than the U.S. rate	0.7	0.4	(0.4)

Effective income tax rate	36.5%	30.7%	35.0%

Significant components of deferred tax liabilities and assets were as follows:

	At March 31, 2004	At June 30, 2003
Liabilities
Foreign withholding taxes	$14,662	$10,819
Undistributed earnings	—	9,255
Tax over book depreciation	10,289	14,093
Goodwill	20,447	19,719
All other	11,300	6,104

Total deferred tax liabilities	$56,698	$59,990

Assets
Employee benefit plans	$30,940	$30,078
Undistributed earnings	33,385	—
Foreign currency translation	6,059	12,125
Minimum pension liability	4,845	11,114
Deferred compensation	8,957	8,541
Tax credits	12,490	39,232
All other	10,955	8,218
Valuation allowance	(15,626)	(9,991)

Total deferred tax assets	$92,005	$99,317

The components of income before income taxes and other items consist of the following:

	Nine Months Ended March 31, 2004	Fiscal Years Ended June 30,
		2003	2002

United States	$(7,458)	$(72,121)	$(56,361)
Foreign	170,096	245,105	227,348

Total	$162,638	$172,984	$170,987

NOTE 5. SHORT-TERM CREDIT FACILITIES

The Company maintains lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2004, unused, uncommitted lines of credit were approximately $697 million. The weighted average interest rate on short-term borrowings outstanding as of March 31, 2004, and June 30, 2003, was approximately 3.2% and 2.8%, respectively.

NOTE 6. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	At March 31, 2004	At June 30, 2003
Notes:
Medium-term notes due from 2004 to 2013 at various rates	$517,000	$400,000
6.5% notes due February 2006	100,000	100,000
Bank Facilities:
Term loan due April 2006 at variable rates based on LIBOR	115,625	125,000
Secured loans due December 2007 at variable rates based on the lender’s rate	83,376	83,705
Other	236	6,676

	816,237	715,381
Less current portion	(45,941)	(100,387)

Long-term obligations	$770,296	$614,994

Notes

The Company has $517 million in medium-term notes outstanding. These medium-term notes mature at various dates from November 2004 to October 2013 and were issued with both fixed and variable interest rates. At March 31, 2004, interest rates on the notes ranged from 2.47% to 8.50%. In addition, the Company had $100 million in 6.50% fixed-rate notes outstanding that mature in February 2006. At March 31, 2004, the Company had $200 million of capacity available under a 2003 shelf registration.

Bank Facilities

The Company’s 2003 bank facilities total $375 million. The facilities include a $125 million term loan that matures in April 2006. The loan bears interest at a variable rate and requires quarterly principal payments. At March 31, 2004, the outstanding balance was $115.6 million, and the interest rate was 2.36%. In addition to the term loan, the bank facilities include an unutilized $250 million revolving credit agreement used to support short-term borrowings, including the issuance of commercial paper. This agreement also matures in April 2006.

One of the Company’s tobacco subsidiaries has $72.5 million outstanding under a $75 million term loan facility that is guaranteed by the Company and secured by the processing facility in Nash County, North Carolina, and certain assets of the plant in Danville, Virginia with a combined net carrying value of $118.5 million. Another subsidiary has $10.9 million outstanding under a term loan secured by an aircraft with a net carrying value of $11.5 million, and guaranteed by the Company. Both loans mature in December 2007 and may be extended for an additional four years under certain conditions, which include minimum credit ratings, earnings levels, and the absence of default.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Information

The fair value of the Company’s long-term obligations was approximately $826 million at March 31, 2004, and $665 million at June 30, 2003.

From time to time, the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. There were no interest rate swap agreements in place at March 31, 2004.

Under certain of its credit facilities, the Company must meet financial covenants relating to minimum tangible net worth, minimum working capital, and maximum levels of total and long-term debt. The Company was in compliance with all such covenants at March 31, 2004, and June 30, 2003.

Maturities of long-term debt outstanding at March 31, 2004, are as follows: 2005 - $45,941; 2006 - $179,687; 2007 - $63,811; 2008 - $222,228; 2009 - $50; and 2010 and thereafter - $304,520.

NOTE 7. LEASES

The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $9.5 million in fiscal year 2004, $11.0 million in fiscal year 2003, and $9.3 million in fiscal year 2002. Future minimum payments under non-cancelable operating leases total $10.3 million in 2005, $7.8 million in 2006, $5.7 million in 2007, $3.8 million in 2008, $3.1 million in 2009, and $8.6 million after 2009.

NOTE 8. PENSION PLANS AND POSTRETIREMENT BENEFITS

Description of Benefit Plans

The Company has several defined benefit pension plans covering U.S. and foreign salaried employees and certain other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. Domestic and foreign plan assets consist primarily of fixed income securities and equity investments. Prior service costs are amortized ratably over the average remaining service period of employees.

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

Actuarial Assumptions

Assumptions used for financial reporting purposes to compute net periodic benefit income or cost and benefit obligations, as well as the components of net periodic benefit income or cost are as follows:

	Foreign Pension Benefits			Domestic Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Assumptions:
Discount rate, end of year	5.00%	5.00%	5.00%	6.00%	6.25%	7.00%	6.00%	6.25%	7.00%
Rate of compensation increases, end of year	3.00%	3.00%	3.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected long-term return on plan assets, end of year	5.00%	5.00%	5.00%	8.00%	8.00%	8.50%	4.30%	4.30%	4.30%
Rate of increase in per-capita cost of covered health care benefits							11.00%	11.50%	8.00%

In 2002 and 2003, the Company used a measurement date of April 30 for foreign pension benefits and March 31 for domestic pension benefits and other postretirement benefits. With the change in fiscal year-end, the measurement date for foreign and domestic pension benefits and other postretirement benefits was changed to December 31 for fiscal year 2004 and subsequent fiscal years.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Plan Assets

The following table reconciles the changes in benefit obligations and plan assets in 2004 and 2003, and the funded status to prepaid or accrued cost at March 31, 2004, and June 30, 2003:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	March 31, 2004	June 30, 2003	March 31, 2004	June 30, 2003	March 31, 2004	June 30, 2003
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$132,866	$117,392	$158,805	$153,302
Projected benefit obligation	140,877	123,915	192,774	183,751	$55,557	$60,678

Change in projected benefit obligation:
Benefit obligation, beginning of year	$123,915	$116,958	$183,751	$174,900	$60,678	$51,216
Service cost	2,143	2,112	3,740	4,962	835	1,034
Interest cost	5,086	5,284	8,302	11,956	2,749	3,456
Effect of discount rate change			5,149	14,221	1,255	3,975
Foreign currency exchange rate changes	12,098	21,400
Purchase of business		7,934
Curtailment		(11,797)	(117)	(70)		3,766
Settlement		(10,710)	(4,954)	(382)
Other	3,547	1,693	3,424	2,134	(7,150)	188
Benefits paid	(6,373)	(8,959)	(6,521)	(23,970)	(2,810)	(2,957)
Net benefits cost of foreign subsidiaries for the three months ended March 31, 2004	461

Projected benefit obligation, end of year	$140,877	$123,915	$192,774	$183,751	$55,557	$60,678

Change in plan assets:
Plan assets at fair value, beginning of year	$109,775	$98,642	$103,937	$128,050	$4,430	$5,030
Actual return on plan assets	7,113	3,428	28,058	(16,693)	151	224
Employer contributions	2,735	6,645	8,824	16,932	2,627	2,133
Purchase of business		6,562
Settlements		(14,626)	(4,954)	(382)
Foreign currency exchange rate changes	11,041	18,083
Benefits paid	(6,373)	(8,959)	(6,521)	(23,970)	(2,810)	(2,957)

Plan assets at fair value, end of year	$124,291	$109,775	$129,344	$103,937	$4,398	$4,430

Reconciliation of prepaid (accrued) cost:
Funded status of the plans	$(16,586)	$(14,140)	$(63,430)	$(79,814)	$(51,159)	$(56,248)
Contributions after measurement date	1,685	211		4,245	782	754
Unrecognized net transition (asset) obligation	(125)	(461)
Unrecognized prior service cost	412	(43)	2,339	1,898	(289)	(325)
Unrecognized net (gain) loss	10,976	10,442	44,047	60,040	5,414	11,748
Additional minimum liability	(555)	(503)	(15,639)	(33,148)

Prepaid (accrued) cost, end of year	$(4,193)	$(4,494)	$(32,683)	$(46,779)	$(45,252)	$(44,071)

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net amounts recognized for pension and postretirement benefits in the consolidated balance sheets are as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	March 31, 2004	June 30, 2003	March 31, 2004	June 30, 2003	March 31, 2004	June 30, 2003
Accrued benefit liability	$(4,193)	$(4,494)	$(32,683)	$(46,779)	$(45,252)	$(44,071)
Intangible asset	455	—	2,281	1,959	N/A	N/A
Accumulated other comprehensive loss	100	502	13,358	31,396	N/A	N/A

Net amount recognized	$(3,638)	$(3,992)	$(17,044)	$(13,424)	$(45,252)	$(44,071)

Prepaid pension costs of $10.1 million and $8.9 million at March 31, 2004, and June 30, 2003 are included in other noncurrent assets; accrued pension costs of $47.0 million and $60.2 million were included in other long-term liabilities at March 31, 2004, and June 30, 2003.

Additional information on the funded status of the Company’s pension plans is as follows:

	Foreign Pension Benefits		Domestic Pension Benefits
	March 31, 2004	June 30, 2003	March 31, 2004	June 30, 2003
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation	$44,693	$37,475	$192,774	$183,751
Aggregate fair value of plan assets	27,547	22,396	129,345	103,937
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation	26,528	29,087	158,805	153,302
Aggregate fair value of plan assets	12,753	17,526	129,345	103,937

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

As a result of the decrease in the discount rate used to value the pension liability and losses on plan assets caused by the downturn in worldwide equity markets, an increase to the additional minimum pension liability resulted in a $33.1 million pre-tax or $20.6 million after-tax reduction of accumulated other comprehensive income during fiscal year 2003. The additional minimum liability was reduced in 2004 due primarily to stronger equity markets, resulting in an increase in accumulated other comprehensive income of $18.4 million pretax or $12.0 million after-tax. The rate of increase in per-capita cost of covered healthcare benefits is assumed to decrease gradually from 11.0% in 2004 to 6.0% for fiscal year 2014.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Benefits Cost

The components of the Company’s net periodic benefits cost are as follows:

	Foreign Pension Benefits			Domestic Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Components of net periodic benefits cost (income):
Service cost	$2,143	$2,112	$3,448	$3,740	$4,962	$5,377	$835	$1,034	$771
Interest cost	5,086	5,284	5,740	8,302	11,956	11,664	2,749	3,456	2,807
Expected return on plan assets	(4,389)	(4,818)	(3,549)	(7,803)	(11,231)	(11,120)	(137)	(181)	(189)
Settlement/curtailment cost		987		1,671	158			3,766
Net amortization and deferral	(140)	(251)	(1,066)	1,916	2,676	8,406	390	217	(704)

Net periodic benefit cost	$2,700	$3,314	$4,573	$7,826	$8,521	$14,327	$3,837	$8,292	$2,685

A one-percentage-point increase in the assumed health care cost trend would increase the March 31, 2004, accumulated benefit obligation by approximately $1.9 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the 2005 fiscal year by approximately $111 thousand. A one-percentage-point decrease in the assumed health care cost trend would decrease the March 31, 2004, accumulated benefit obligation by approximately $1.7 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the 2005 fiscal year by approximately $95 thousand.

Allocation of Plan Assets

The Pension Investment Committee of the Board of Directors (the “Committee”) oversees the investment of funds for the Company’s U.S. defined benefit plans. The Committee has established target asset allocations for those investments to reflect a balance of the needs for liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the target weights.

Universal’s weighted–average target pension asset allocation and target ranges at December 31, 2003, and asset allocations at December 31, 2003, and March 31, 2003, by asset category are as follows:

	Target Allocation	Range	Plan Assets December 31, 2003	Plan Assets March 31, 2003
Asset Category[1]
Domestic equity securities	53.0%	47% - 59%	52.8%	50.2%
International equity securities	17.0%	15% - 19%	17.6%	16.3%
Fixed Income securities[2]	30.0%	27% - 33%	29.6%	33.5%

Total	100.0%		100.0%	100.0%

[1]	The plan holds no real estate assets.
[2]	Actual amounts include cash balances held for the payment of benefits.

With the assistance of a consultant, the Committee selects investment managers to invest the funds within its guidelines. To provide for diversification, equity fund managers are limited in the level of

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment in any single security, and limits are placed on the minimum size of the issuer of the security. Fixed income managers must invest in U.S. dollar-denominated bonds, with limitations on the amounts that may be invested in any single issuer. The minimum credit rating of issuers is BBB, and limits are placed on the amount that can be invested in issuers rated at that level. In addition, certain speculative transactions are prohibited in either equity or fixed income management, as appropriate. These prohibitions include margin buying, short selling, and transactions in lettered or restricted stock, puts, and straddles. Managers are evaluated based on their adherence to the policies, and their ability to exceed certain standards for returns while limiting the amount of risk over three to five years.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other assets in which the portfolio is invested and the expectation for future returns in each asset class, based on historical returns of those classes over an extended period of time. The expected return of each asset class was then weighted based on the target asset allocation to develop a long-term rate of return for the portfolio. The Company also considered historical returns of the plan and future expectations. Over the five-year period ended March 31, 2004, the compound annual returns for the plan assets have averaged 7.2%. Considering the available information, management assumed an 8% long-term rate of return on assets.

One of the Company’s foreign subsidiaries sponsors a defined benefit plan in the Netherlands. The plan’s funding is insured, and the insurers govern the investment allocation. The insurer of most of the fund balance is rated ‘AA’ in the Netherlands. The subsidiary’s weighted–average target pension asset allocation and target ranges at December 31, 2003, and asset allocations at December 31, 2003, and April 30, 2003, by asset category are as follows:

	Target Allocation	Range	Plan Assets December 31, 2003	Plan Assets April 30, 2003
Asset Category*
Equity securities	20.0%	20%	19.1%	18.4%
Fixed Income securities	80.0%	80%	80.1%	80.1%
Other			0.8%	1.5%

Total	100.0%		100.0%	100.0%

*	The plan holds no real estate assets.

The Company expects to make contributions of $5.5 million to foreign plans and $9.8 million to domestic plans in fiscal year 2005.

Other Plans

Universal and several U.S. subsidiaries offer an employer-matched stock purchase plan. Amounts charged to expense for this defined contribution plan were $978 thousand, $1.3 million, and $1.3 million for 2004, 2003, and 2002, respectively.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9. SHARE PURCHASE RIGHTS PLAN

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

NOTE 10. EXECUTIVE STOCK PLANS

The Company’s shareholders have approved Executive Stock Plans under which officers, directors, and employees of the Company and its subsidiaries may receive grants and awards of common stock, restricted stock, incentive stock options, non-qualified stock options, and reload options. Currently, grants are outstanding under the 1997 Executive Stock Plan and the 2002 Executive Stock Plan (together, the “Plans”). Reload options allow a participant to exercise an option and receive new options by exchanging previously acquired common stock for the shares received from the exercise. One new option may be granted for each share exchanged with an exercise price equivalent to the market price at the date of exchange. Accordingly, the issuance of reload options does not result in a greater number of shares potentially outstanding than that contemplated in the grant of the original option. Up to 2 million shares of the Company’s common stock may be issued under each of the Plans. However, under the 2002 Executive Stock Plan only 500,000 shares of restricted stock may be awarded. Pursuant to the Plans, non-qualified and reload options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant.

Options granted under the Company’s Plans generally become exercisable either one to three years or six months after the date of grant. Options that become exercisable six months after the date of grant qualify for reload options, which are also exercisable six months after the date of grant. Most options expire ten years after the date of grant.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information for the fiscal years 2004, 2003, and 2002 follows:

	Nine Months Ended March 31, 2004		Fiscal Years Ended June 30,
			2003		2002
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding, beginning of year	2,742,296	$37.46	1,637,677	$36.92	2,033,408	$33.95
Granted	366,277	43.08	1,625,713	37.09	826,111	37.80
Exercised	(995,928)	36.24	(521,094)	34.58	(1,221,842)	32.58
Cancelled	(23,334)	24.69	—	—	—	—
Outstanding, end of year	2,089,311	39.17	2,742,296	37.46	1,637,677	36.92
Exercisable	1,369,064	39.03	1,860,041	37.07	1,113,930	36.89
Available for grant	1,037,017		992,624		222,438

The following table summarizes information concerning currently outstanding and exercisable options as of March 31, 2004:

	Range of Exercise Prices, per Share
	$20-$30	$30-$40	$40-$50
For options outstanding:
Number outstanding	40,217	1,362,141	686,953
Weighted average remaining contractual life	5.33	5.66	8.06
Weighted average exercise price, per share	$25.31	$37.69	$42.93
For options exercisable:
Number exercisable	40,217	1,008,171	320,676
Weighted average exercise price, per share	$25.31	$38.39	$42.77

Certain potentially dilutive securities outstanding at June 30, 2003 and 2002, were not included in the computation of earnings per diluted share since their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive. These shares totaled 322 thousand at a weighted-average exercise price of $42.82 per share for 2003; and 1.37 million shares at a weighted-average exercise price of $38.80 per share for 2002. No options were antidilutive at March 31, 2004.

NOTE 11. COMMITMENTS AND OTHER MATTERS

A material part of the Company’s tobacco business is dependent upon a few customers. For the transition year ended March 31, 2004, and the fiscal years ended June 30, 2003 and 2002, revenue from subsidiaries and affiliates of Altria Group, Inc. was approximately $450 million, $500 million, and $400 million, respectively. For the transition year ended March 31, 2004, and the fiscal years ended June 30, 2003 and 2002, Japan Tobacco, Inc. accounted for revenue of approximately $250 million, $300 million and $300 million, respectively. The loss of, or substantial reduction in business from, either of these customers would have a material adverse effect on the Company.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At March 31, 2004, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $114.7 million which approximated fair value. About 57% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers. The fair value of guarantees issued or last modified after December 31, 2002, was not material. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $114.7 million, and any unpaid accrued interest. In addition, the Company has contingent liabilities of approximately $6.6 million that consist primarily of bid and performance bonds. The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote. The accrual recorded for the value of the guarantees was not material at March 31, 2004.

In recent years, economic and political changes in Zimbabwe have led to a significant decline in tobacco production in that country. Universal has been able to offset the effect of this decline on its business with increased production in other countries and growing regions. If the political situation in Zimbabwe were to further deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was approximately $61.5 million at March 31, 2004.

The Competition Directorate-General of the European Commission (“DG Comp”) is investigating the buying practices of Spanish tobacco processors with the stated aim of determining to what extent the tobacco processing companies have jointly agreed on raw tobacco qualities and prices offered to Spanish tobacco growers. After conducting an investigation, the Company believes that Spanish tobacco processors, including the Company’s Spanish subsidiary, Tabacos Espanoles, S.A. (TAES”), have jointly agreed to the terms of sale of green tobacco and quantities to be purchased from associations of farmers and have jointly negotiated with those associations. TAES is cooperating fully with the DG Comp in its investigation and believes that there are unusual, mitigating circumstances peculiar to the highly structured market for green tobacco in Spain. Current guidelines allow the DG Comp to assess fines in this case in amounts that would be material to the Company’s earnings. Although the Company expects to be assessed a fine, management is unable to estimate an amount at this time, and no liability has been recorded in the financial statements.

The Company’s operating subsidiaries within each industry segment perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts and notes receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and such amounts have not been material. The allowance for doubtful accounts as of March 31, 2004, and June 30, 2003, was $18 million and $21 million, respectively. In the lumber and building product construction supplies operations in the Netherlands, it is traditional business practice to insure a major portion of accounts and notes receivable against uncollectibility for the majority of the amount owed. At March 31, 2004, and June 30, 2003, accounts and notes receivable by operating segment were as follows:

	At March 31, 2004	At June 30, 2003
Tobacco	$231,587	$193,585
Lumber and building products	126,583	118,723
Agri-products	74,376	58,476

	$432,546	$370,784

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Near the end of the nine-month transition year, a customer of a foreign subsidiary rejected certain shipments of tobacco because they did not meet that customer’s requirements. No sales revenue or profit has been reported on these shipments, which were made during the four months after the subsidiary’s second fiscal quarter. Management has estimated the costs associated with this tobacco, which are primarily shipping costs. The Company has also written down the inventory to its estimated net realizable value. The Company recorded a charge related to this matter of $10.8 million, before taxes, during the period ended March 31, 2004. Of the charge, $7.6 million is related to shipments delivered in the three months ended December 31, 2003, and is reflected in the income statement for the quarter ended March 31, 2004. The balance of $3.2 million related to shipments delivered in January 2004 and reduced the income of foreign subsidiaries recorded as a direct addition to retained earnings. Management is working with the customer to mitigate the effects of its claim and develop a strategy to meet customer requirements for future crops.

The Company’s Board of Directors has approved investments to expand tobacco production and processing capacity in certain countries in Africa. These investments are expected to offset some of the decline in crop production in Zimbabwe and include a new processing facility in Mozambique. The Company’s commitments for this project total approximately $18.8 million at March 31, 2004.

NOTE 12. SEGMENT INFORMATION

The Company reports information regarding operating segments on the basis used internally by management to evaluate segment performance. Segments are based on product categories. The Company evaluates performance based on operating income and equity in pretax earnings of unconsolidated affiliates.

The accounting policies of the segments are the same as those described in Note 1 of “Notes to Consolidated Financial Statements.” Sales between segments are insignificant. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lumber and Building Products

Distribution of lumber and related products to the construction markets and to do-it-yourself retailers in Europe, primarily in the Netherlands.

Agri-Products

Trading and processing tea, sunflower seeds, and nuts and trading of other products from the countries of origin to various customers throughout the world.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable Segment Data

	Sales and Other Operating Revenues			Operating Income
	Nine Months Ended March 31, 2004	Fiscal Year Ended June 30,		Nine Months Ended March 31, 2004	Fiscal Year Ended June 30,
		2003	2002		2003	2002
Tobacco	$1,275,975	$1,592,440	$1,559,811	$181,046	$230,125	$203,010
Lumber and building products	590,903	597,909	514,084	24,692	32,494	24,736
Agri-products	404,274	446,427	426,183	8,160	12,604	12,505

Total segments	2,271,152	2,636,776	2,500,078	213,898	275,223	240,251
Corporate expenses				(16,228)	(23,968)	(21,433)
Restructuring costs					(33,001)
Equity in pretax earnings of unconsolidated affiliates				(6,044)	(10,439)	(18,311)

Consolidated total	$2,271,152	$2,636,776	$2,500,078	$191,626	$207,815	$200,507

	Segment Assets			Goodwill
	At March 31, 2004	At June 30,		At March 31, 2004	At June 30,
		2003	2002		2003	2002
Tobacco	$1,841,137	$1,651,084	$1,425,050	$100,876	$100,916	$100,878
Lumber and building products	428,521	423,106	260,256	27,273	24,727	16,703
Agri-products	209,903	165,478	156,974	778	750	358

Total segments	2,479,561	2,239,668	1,842,280	128,927	126,393	117,939
Corporate	3,212	3,406	2,135

Consolidated total	$2,482,773	$2,243,074	$1,844,415	$128,927	$126,393	$117,939

	Depreciation and Amortization			Capital Expenditures
	Nine Months Ended March 31, 2004	Fiscal Year Ended June 30,		Nine Months Ended March 31, 2004	Fiscal Year Ended June 30,
		2003	2002		2003	2002
Tobacco	$36,333	$40,396	$45,432	$56,073	$103,860	$99,190
Lumber and building products	10,526	8,945	7,354	5,807	10,031	8,414
Agri-products	2,008	2,384	2,201	1,363	1,505	3,186

Total segments	48,867	51,725	54,987	63,243	115,396	110,790
Corporate

Consolidated total	$48,867	$51,725	$54,987	$63,243	$115,396	$110,790

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Data

	Sales and Other Operating Revenues
	Nine Months Ended March 31, 2004	Fiscal Year Ended June 30,
		2003	2002
The Netherlands	$531,807	$620,049	$587,195
United States	462,723	525,203	542,528
All other countries	1,276,622	1,491,524	1,370,355

Consolidated total	$2,271,152	$2,636,776	$2,500,078

	Long-Lived Assets
	At March 31, 2004	At June 30,
		2003	2002
United States	$325,371	$323,614	$266,734
The Netherlands	157,266	150,387	80,274
Brazil	111,285	93,217	85,962
All other countries	205,234	165,273	171,300

Consolidated total	$799,156	$732,491	$604,270

NOTE 13. UNAUDITED QUARTERLY FINANCIAL DATA

Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Nine Months Ended March 31, 2004
Sales and other operating revenues	$786,601	$801,011	$683,540	N/A
Gross profit	139,593	160,118	142,222	N/A
Net income	34,428	37,367	27,841	N/A
Net income per common share:
Basic	1.38	1.49	1.10	N/A
Diluted	1.37	1.48	1.09	N/A
Cash dividends declared per common share	0.36	0.39	0.39	N/A
Market price range:
High	43.85	44.28	52.32	N/A
Low	41.20	40.78	44.41	N/A

Fiscal Year Ended June 30, 2003
Sales and other operating revenues	$657,276	$708,578	$593,836	$677,086
Gross profit	131,705	131,934	118,746	155,766
Net income	28,477	26,743	23,785	31,589
Net income per common share:
Basic	1.09	1.04	0.95	1.27
Diluted	1.09	1.04	0.94	1.26
Cash dividends declared per common share	0.34	0.36	0.36	0.36
Market price range:
High	39.23	37.52	39.28	43.01
Low	31.81	32.85	35.40	37.69

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results are as follows:

•	Third Quarter 2004 – a $7.6 million charge related to costs associated with a customer’s rejection of certain shipments of tobacco by a foreign subsidiary. This charge reduced net income by $4.9 million, or $0.19 per diluted share.

•	First Quarter 2003 – a restructuring charge of $13.5 million. This charge reduced net income by $8.7 million, or $0.34 per diluted share.

•	Third Quarter 2003 – a restructuring charge of $1.3 million. This charge reduced net income by $800 thousand, or $0.03 per diluted share.

•	Fourth Quarter 2003 – a restructuring charge of $18.2 million, a charge of $12.0 million related to the settlement of a lawsuit, a remeasurement gain of $20.2 million arising from a currency devaluation in Africa, and a net gain on asset sales of $9.0 million. These items increased net income by $800 thousand, or $0.03 per diluted share.

NOTE 14. TRANSITION REPORTING

As described in Note 2, the Company changed its fiscal year-end from June 30 to March 31, effective for fiscal year 2004. In connection with this change, the Company also eliminated the three-month reporting lag previously used for most of its foreign subsidiaries.

Comparative Nine-Month Financial Information

For the transition year 2004, audited financial results are presented for the nine-month period ended March 31, 2004. The consolidated statements of income and cash flows are provided below with comparative information for the nine months ended March 31, 2003, which is unaudited since it represented an interim period of fiscal year 2003. Both periods reflect financial results before the elimination of the foreign reporting lag. The unaudited financial statements for the nine-month period ended March 31, 2003, include all normal recurring adjustments necessary for a fair presentation of the results for that period.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Income

	Nine Months Ended March 31,
	2004	2003
		(Unaudited)
Sales and other operating revenues	$2,271,152	$1,959,690

Cost and expenses
Cost of goods sold	1,829,219	1,577,305
Selling, general and administrative expenses	250,307	212,028
Restructuring costs	—	14,777

Operating Income	191,626	155,580
Equity in pretax earnings of unconsolidated affiliates	6,044	5,675
Interest expense	35,032	34,311

Income before income taxes and other items	162,638	126,944
Income taxes	59,329	45,065
Minority interests	3,673	2,874

Net income	$99,636	$79,005

Net income:
Per common share	$3.97	$3.09
Per diluted common share	$3.94	$3.08

Basis for per-share calculations:
Weighted average common shares outstanding	25,072	25,601
Dilutive effect of stock options	205	59

Average common shares outstanding, assuming dilution	25,277	25,660

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2004	2003
		(Unaudited)
Cash Flows From Operating Activities:
Net income	$99,636	$79,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,519	34,211
Amortization	3,348	3,898
Other	(10,756)	11,612
Changes in operating assets and liabilities, net	(163,913)	(152,232)

Net cash used by operating activities	(26,166)	(23,506)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(63,243)	(87,383)
Purchase of business, net of cash acquired	—	(68,554)
Sales of property, plant and equipment and other	2,837	—

Net cash used in investing activities	(60,406)	(155,937)

Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	(607)	228,318
Issuance of long-term debt	202,967	144,088
Repayment of long-term debt	(96,008)	(122,029)
Dividends paid to minority shareholders	(2,662)	(4,270)
Issuance of common stock	22,028	147
Purchases of common stock	(3,456)	(49,373)
Dividends paid	(28,693)	(26,831)
Other	2,500	—

Net cash provided by financing activities	96,069	170,050

Effect of exchange rate changes on cash	732	—

Net increase (decrease) in cash and cash equivalents	10,229	(9,393)
Cash and cash equivalents at beginning of year	44,659	58,003

Cash and Cash Equivalents at End of Period	$54,888	$48,610

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of Foreign Subsidiaries for Three Months Ended March 31, 2004

Net income of foreign subsidiaries for the three months ended March 31, 2004, representing the elimination of the reporting lag, was $18.9 million and is reflected as an addition to retained earnings in the consolidated statement of changes in shareholders’ equity. The components of this net income amount are as follows:

Sales and other operating revenues	$380,777
Costs and expenses	354,846

Operating income	25,931
Equity in pretax earnings of unconsolidated affiliates	6,231
Interest expense	2,789

Income before income taxes and other items	29,373
Income taxes	11,980
Minority interests	(1,461)

Net income of foreign subsidiaries for the three months ended March 31, 2004	$18,854

Comprehensive income of foreign subsidiaries for the three months ended March 31, 2004, totaled $13.6 million, consisting of the net income of $18.9 million above, less net translation adjustments of $4.9 million and a currency hedge adjustment of $400 thousand.

As discussed under “Translation and Remeasurement of Foreign Currencies” in Note 1, the above results include a loss of $10.2 million on the remeasurement of net monetary assets in Zimbabwe to reflect the value of the local currency in government-sponsored auctions that began in January 2004. The remeasurement loss was partially offset by interest income of $4.4 million on local currency cash balances. As described in Note 11, the results also include a charge of $3.2 million for costs related to the rejection of tobacco delivered to a customer in January 2004.

Reportable segment data for the period shown above is as follows:

	Sales and Other Operating Revenues	Operating Income
Tobacco	$166,071	$26,501
Lumber and building products	138,670	5,036
Agri-products	76,036	625

Total segments	380,777	32,162
Equity in pretax earnings of unconsolidated affiliates	—	(6,231)

Consolidated total	$380,777	$25,931

Segment operating income was $32.2 million, the major components of which arose from shipments of African, European, and Oriental tobaccos and from lumber and building product operations.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net change in cash and cash equivalents of foreign subsidiaries for the three months ended March 31, 2004, is reported on a separate line in the consolidated statement of cash flows and is composed of the following:

Net cash provided by operating activities	$50,228
Net cash used in investing activities	(19,150)
Net cash used by financing activities	(34,721)
Effect of exchange rate changes on cash	(11,935)

Net decrease in cash and cash equivalents of foreign subsidiaries for the three months ended March 31, 2004	$(15,578)

The reduction in cash from exchange rate changes was principally due to the remeasurement of local currency deposits in Zimbabwe to reflect currency auction rates, as discussed above and in Note 1.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized Historical Financial Information Recast for the Effect of Eliminating the Reporting Lag for Foreign Subsidiaries (Unaudited)

Beginning in the first quarter of fiscal year 2005, all of the Company’s consolidated subsidiaries will follow the same fiscal reporting period. As a result, the consolidated financial statements will no longer reflect the results of foreign subsidiaries’ operations on a three-month reporting lag. To facilitate comparisons, unaudited summarized financial information for the twelve months and four quarters ended March 31, 2004, recast for the effect of eliminating the reporting lag, is as follows:

	Twelve Months Ended March 31, 2004	Quarters Ended
(Unaudited)		June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004

Sales and other operating revenues	$2,887,645	$771,734	$768,472	$773,865	$573,574
Operating income	190,020	43,020	63,700	49,837	33,463
Income before income taxes and other items	156,206	35,945	50,733	41,124	28,404
Net income	95,754	23,465	29,235	23,778	19,276
Net income:
Per common share	3.83	0.94	1.17	0.95	0.76
Per diluted common share	3.80	0.94	1.16	0.94	0.75

The above results include the following items:

•	Quarter ended June 30, 2003 – restructuring charges of $5.7 million and a charge of $12 million related to the settlement of a lawsuit;

•	Quarter ended December 31, 2003 – a charge of $7.6 million related to costs associated with a customer’s rejection of certain shipments of tobacco in that period by a foreign subsidiary; and

•	Quarter ended March 31, 2004 – an additional charge of $3.2 million related to costs associated with a customer’s rejection of certain shipments of tobacco in that period by a foreign subsidiary, and a remeasurement loss of $10.2 million from currency devaluation, partially offset by interest income of $4.4 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation as of March 31, 2004 and June 30, 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the nine-month period ended March 31, 2004 and for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2004 and June 30, 2003, and the consolidated results of its operations and its cash flows for the nine-month period ended March 31, 2004 and for each of the two years in the period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Richmond, Virginia

May 20, 2004

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

The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with management, the internal auditors and the independent auditors to assure that each is properly discharging its responsibilities. Ernst & Young LLP and the internal auditors have full and free access to meet privately with the Audit Committee to discuss accounting controls, audit findings, and financial reporting matters.

/s/ HARTWELL H. ROPER
Hartwell H. Roper
Vice President and Chief Financial Officer

May 20, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For the three years ended March 31, 2004, there were no changes in or disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Transition Report on Form 10-K. Based on this evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s June 30, 2004 Proxy Statement.

The following are executive officers of Universal Corporation as of June 14, 2004.

Name	Position	Age
A. B. King	Chairman, President, and Chief Executive Officer	58
H. H. Roper	Vice President and Chief Financial Officer	55
W. L. Taylor	Vice President and Chief Administrative Officer	63
J. H. Starkey, III	Vice President	63
J. M. M. van de Winkel	Vice President	55
G. C. Freeman, III	General Counsel and Secretary	41
R. M. Peebles	Controller	46

There are no family relationships between any of the above officers.

All of the above officers, except Messrs. King, van de Winkel, Freeman, and Peebles, have been employed by the Company in the listed capacities during the last five years. A. B. King served as President and Chief Operating Officer from December 1992 until December 2002 and was elected President and Chief Executive Officer effective January 1, 2003. J. M. M. van de Winkel was Co-President and Co-Chairman of Deli Universal, Inc. from August 1998 until August 2003 and was elected President and Chairman of the Board of Deli Universal, Inc. on August 5, 2003, and was elected Vice President of the Company on October 28, 2003. G. C. Freeman, III served as Vice President, Associate General Counsel, and Assistant Secretary of Universal Leaf

Tobacco Company, Incorporated from June 1998 to February 2001. R. M. Peebles was elected Controller in September 2003. Prior to that time, Mr. Peebles served as a consultant with the Gabriel Group, Inc. from June 2001 to August 2003, was the Assistant Controller with the Pittston Company from November 2000 to March 2001, and was Assistant Controller of CSX Corporation from June 1997 to October 2000.

The Company has a Business Ethics Policy that includes the New York Stock Exchange’s requirements for a “Code of Business Conduct and Ethics” and the Securities and Exchange Commission’s requirements for a “Code of Ethics for Senior Financial Officers.” A copy of the Business Ethics Policy is available through the “Investor/Corporate Governance” section of the Company’s website at www.universalcorp.com. If the Company amends a provision of the Business Ethics Policy, or grants a waiver from any such provision to a director or executive officer, the Company will disclose such amendments and the details of such waivers on the Company’s website as required by the Securities and Exchange Commission or the New York Stock Exchange.

Item 11. Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s June 30, 2004 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

See “Market for Registrant’s Common Equity and Related Shareholder Matters.” Refer also to the caption “Stock Ownership” in the Company’s June 30, 2004 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Refer to the caption “Certain Transactions” in the Company’s June 30, 2004 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Refer to the caption “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s June 30, 2004 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of Universal Corporation and Subsidiaries are included in Item 8:

Consolidated Statements of Income for the nine-month transition year ended March 31, 2004, and years ended June 30, 2003 and 2002

Consolidated Balance Sheets at March 31, 2004, and June 30, 2003

Consolidated Statements of Cash Flows for the nine-month transition year ended March 31, 2004, and years ended June 30, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the nine-month transition year ended March 31, 2004, and years ended June 30, 2003 and 2002

Notes to Consolidated Financial Statements for the nine-month transition year ended March 31, 2004 and years ended June 30, 2003 and 2002

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules: None

(3)	List of Exhibits:

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant’s Form 8-A Registration Statement, dated December 22, 1998, File No.1-652).

3.2	Amended and Restated Bylaws.*

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.2	Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 3, 1998, File No. 1-652).

4.3	First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 7, 1999, File No. 1-652).

4.4	Specimen Common Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

4.5	Form of 6 1/2% Note due February 15, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 20, 1996, File No. 1-652).

4.6	Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to the Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

4.7	Form of Fixed Rate Note due May 2, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 13, 2000, File No. 1-652).

4.8	Form of Fixed Rate Note due November 21, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2000, File No. 1-652).

4.9	Form of Floating Rate Note due November 30, 2004 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2000, File No. 1-652).

4.10	Form of Fixed Rate Note due December 15, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2000, File No. 1-652).

4.11	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 1-652).

4.12	Form of Fixed Rate Note due February 15, 2008 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 12, 2001, File No. 1-652).

4.13	Form of Fixed Rate Note due February 15, 2007, (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2002, File No. 1-652).

4.14	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 3, 2002, File No. 1-652).

4.15	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2002, File No. 1-652).

4.16	Form of Fixed Rate Note due September 20, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2002, File No. 1-652).

4.17	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 24, 2002, File No. 1-652).

4.18	Form of Fixed Rate Note due September 26, 2012 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2002, File No. 1-652).

4.19	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2002, File No. 1-652).

4.20	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2002, File No. 1-652).

4.21	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2002, File No. 1-652).

4.22	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2002, File No. 1-652).

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

10.1	Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.2	Universal Leaf Tobacco Company, Incorporated Supplemental Stock Purchase Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.3	Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.4	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.5	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.6	Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.7	Universal Corporation 1989 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.8	Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

10.9	Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

10.10	Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.11	Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.12	Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.13	Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

10.14	Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors dated October 27, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-652).

10.15	Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.16	Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

10.17	First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.18	Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.19	Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.20	Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.21	Form of Employment Agreement dated January 15, 1998, between Universal Corporation and named executive officers (Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.22	Form of Employment Agreement dated October 23, 2003, between Universal Corporation and named executive officers (George C. Freeman, III and James H. Starkey, III) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-652).

10.23	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.24	Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-652).

10.25	1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.26	Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.27	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.28	Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.29	Agreement for Stemming Services between Philip Morris Incorporated and Universal Leaf Tobacco Company, Incorporated, dated May 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.30	Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.31	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.32	Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.33	Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.34	Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.35	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-652).

10.36	Amendment No. 1 to Stemming Services Agreement by and between Philip Morris Incorporated and Universal Leaf Tobacco Company Incorporated dated August 29, 2002 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-652).

10.37	Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual report on form 10-K for the fiscal year ended June 30, 2003, file no. 1-652).

10.38	Form of 2002 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.39	Form of 2002 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.40	Term Loan Credit Agreement dated as of April 7, 2003, by and among the Registrant and the Registrant’s subsidiaries identified therein as a “Guarantor” and such other entities as may from time to time become a party thereto, the lenders named therein and such other lenders as may become a party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-652).

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Auditors*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

(b)	Reports on Form 8-K

(1)	Form 8-K dated February 5, 2004, reporting under Item 12 the earnings for the period ended December 31, 2003, reporting under Item 5 the announcement of quarterly dividend, and furnishing related press releases under Item 7.

(2)	Form 8-K dated May 6, 2004, reporting under Item 5 the announcement of a quarterly dividend and date of Annual Meeting of Shareholders, and furnishing a related press release under Item 7.

(3)	Form 8-K dated May 20, 2004, reporting under Item 12 the earnings for the period ended March 31, 2004, and furnishing a related press release under Item 7.

(c)	Exhibits

The exhibits listed in Item 14(a)(3) are filed as part of this annual report.

(d)	Financial Statement Schedules

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

UNIVERSAL CORPORATION
June 14, 2004
	By:	/s/ ALLEN B. KING
Allen B. King
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALLEN B. KING	Chairman, President, and	June 14, 2004
Allen B. King	Chief Executive Officer and
Director (Principal Executive Officer)

/s/ HARTWELL H. ROPER	Vice President and	June 14, 2004
Hartwell H. Roper	Chief Financial Officer

/s/ ROBERT M. PEEBLES	Controller (Principal Accounting Officer)	June 14, 2004
Robert M. Peebles

	Director	June 14, 2004
John B. Adams, Jr.

/s/ JOSEPH C. FARRELL	Director	June 14, 2004
Joseph C. Farrell

/s/ CHARLES H. FOSTER, JR.	Director	June 14, 2004
Charles H. Foster, Jr.

/s/ THOMAS H. JOHNSON	Director	June 14, 2004
Thomas H. Johnson

Signature	Title	Date
/s/ EDDIE N. MOORE, JR.	Director	June 14, 2004
Eddie N. Moore, Jr.

/s/ JEREMIAH J. SHEEHAN	Director	June 14, 2004
Jeremiah J. Sheehan

/s/ HUBERT R. STALLARD	Director	June 14, 2004
Hubert R. Stallard

/s/ WALTER A. STOSCH	Director	June 14, 2004
Walter A. Stosch

	Director	June 14, 2004
Dr. Eugene P. Trani

EXHIBIT INDEX

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant’s Form 8-A Registration Statement, dated December 22, 1998, File No. 1-652).

3.2	Amended and Restated Bylaws.*

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.2	Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 3, 1998, File No. 1-652).

4.3	First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 7, 1999, File No. 1-652).

4.4	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

4.5	Form of 6 1/2% Note due February 15, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 20, 1996, File No. 1-652).

4.6	Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

4.7	Form of Fixed Rate Note due May 2, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 13, 2000, File No. 1-652).

4.8	Form of Fixed Rate Note due November 21, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2000, File No. 1-652).

4.9	Form of Floating Rate Note due November 30, 2004 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2000, File No. 1-652).

4.10	Form of Fixed Rate Note due December 15, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2000, File No. 1-652).

4.11	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 1-652).

4.12	Form of Fixed Rate Note due February 15, 2008 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 12, 2001, File No. 1-652).

Exhibit Number	Document
4.13	Form of Fixed Rate Note due February 15, 2007, (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2002, File No. 1-652).

4.14	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 3, 2002, File No. 1-652).

4.15	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2002, File No. 1-652).

4.16	Form of Fixed Rate Note due September 20, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2002, File No. 1-652).

4.17	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 24, 2002, File No. 1-652).

4.18	Form of Fixed Rate Note due September 26, 2012 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2002, File No. 1-652).

4.19	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2002, File No. 1-652).

4.20	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2002, File No. 1-652).

4.21	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2002, File No. 1-652).

4.22	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2002, File No. 1-652).

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

10.1	Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.2	Universal Leaf Tobacco Company, Incorporated Supplemental Stock Purchase Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.3	Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

Exhibit Number	Document
10.4	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.5	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.6	Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.7	Universal Corporation 1989 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.8	Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

10.9	Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

10.10	Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.11	Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.12	Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.13	Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

10.14	Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors dated October 27, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-652).

10.15	Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.16	Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

Exhibit Number	Document
10.17	First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.18	Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.19	Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.20	Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.21	Form of Employment Agreement dated January 15, 1998, between Universal Corporation and named executive officers (Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.22	Form of Employment Agreement dated October 23, 2003, between Universal Corporation and named executive officers (George C. Freeman, III and James H. Starkey, III) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-652).

10.23	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.24	Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-652).

10.25	1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.26	Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.27	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

Exhibit Number	Document
10.28	Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.29	Agreement for Stemming Services between Philip Morris Incorporated and Universal Leaf Tobacco Company, Incorporated, dated May 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.30	Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.31	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.32	Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.33	Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.34	Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.35	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-652).

10.36	Amendment No. 1 to Stemming Services Agreement by and between Philip Morris Incorporated and Universal Leaf Tobacco Company Incorporated dated August 29, 2002 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-652).

10.37	Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual report on form 10-K for the fiscal year ended June 30, 2003, file no. 1-652).

10.38	Form of 2002 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.39	Form of 2002 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

Exhibit Number	Document
10.40	Term Loan Credit Agreement dated as of April 7, 2003, by and among the Registrant and the Registrant’s subsidiaries identified therein as a “Guarantor” and such other entities as may from time to time become a party thereto, the lenders named therein and such other lenders as may become a party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-652).

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Auditors.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.