Form 10-Q
period 2004-06-30
UNIVERSAL CORP /VA/
filed 2004-08-06
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 1, 2004, the total number of shares of common stock outstanding was 25,532,406.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

Three Months Ended June 30, 2004, and September 30, 2003

(In thousands of dollars, except share and per share data)

	THREE MONTHS
	June 30, 2004	September 30, 2003
	(Unaudited)
Sales and other operating revenues	$737,141	$786,601

Costs and expenses
Cost of goods sold	601,067	647,008
Selling, general and administrative expenses	94,849	79,939

Operating income	41,225	59,654
Equity in pretax earnings of unconsolidated affiliates	2,909	3,776
Interest expense	12,608	11,076

Income before income taxes and other items	31,526	52,354
Income taxes	12,453	18,847
Minority interests	(1,406)	(921)

Net income	$20,479	$34,428

Earnings per common share - basic	$0.80	$1.38

Earnings per common share - diluted	$0.80	$1.37

Retained earnings - beginning of period	$679,202	$592,673
Net income	20,479	34,428
Cash dividends declared ($.39 in 2004, $.36 in 2003)	(9,951)	(8,989)
Purchase of common stock	—	(3,268)

Retained earnings - end of period	$689,730	$614,844

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2004	September 30, 2003	March 31, 2004
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$52,686	$57,183	$39,310
Accounts receivable, net	430,736	408,213	432,546
Advances to suppliers, net	113,913	122,991	140,758
Accounts receivable - unconsolidated affiliates	6,545	5,622	6,156
Inventories - at lower of cost or market:
Tobacco	790,089	609,431	562,927
Lumber and building products	150,045	140,299	138,423
Agri-products	127,573	76,748	106,214
Other	49,715	35,878	35,071
Prepaid income taxes	10,061	5,819	9,635
Deferred income taxes	15,146	5,995	16,908
Other current assets	49,216	34,893	38,721

Total current assets	1,795,725	1,503,072	1,526,669
Property, plant and equipment - at cost
Land	70,188	51,692	60,823
Buildings	376,952	306,092	364,948
Machinery and equipment	703,716	695,450	694,314

	1,150,856	1,053,234	1,120,085
Less accumulated depreciation	574,783	524,234	559,217

	576,073	529,000	560,868
Other assets
Goodwill and other intangibles	133,844	132,472	134,664
Investments in unconsolidated affiliates	89,043	93,559	94,460
Deferred income taxes	61,758	45,436	62,489
Other noncurrent assets	91,883	91,631	103,623

	376,528	363,098	395,236

Total assets	$2,748,326	$2,395,170	$2,482,773

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2004	September 30, 2003	March 31, 2004
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$394,375	$253,423	$244,031
Accounts payable	320,514	352,201	331,963
Accounts payable - unconsolidated affiliates	401	3,375	2,571
Customer advances and deposits	183,554	193,202	59,894
Accrued compensation	25,786	23,780	32,703
Income taxes payable	30,559	23,958	22,007
Current portion of long-term obligations	57,419	102,413	45,941

Total current liabilities	1,012,608	952,352	739,110

Long-term obligations	769,348	609,939	770,296

Postretirement benefits other than pensions	42,283	40,491	41,721

Other long-term liabilities	92,632	97,780	93,739

Deferred income taxes	32,484	12,392	43,691

Total liabilities	1,949,355	1,712,954	1,688,557

Minority interests	32,272	33,416	34,383

Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
Common stock, no par value, authorized 100,000,000 shares, 25,532,406 issued and outstanding shares (24,983,745 at September 30, 2003, and 25,446,975 at March 31, 2004)	111,896	95,169	112,505
Retained earnings	689,730	614,844	679,202
Accumulated other comprehensive income (loss)	(34,927)	(61,213)	(31,874)

Total shareholders’ equity	766,699	648,800	759,833

Total liabilities and shareholders’ equity	$2,748,326	$2,395,170	$2,482,773

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended June 30, 2004, and September 30, 2003

(In thousands of dollars)

	THREE MONTHS
	June 30, 2003	September 30, 2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,479	$34,428
Depreciation	15,585	11,892
Amortization	848	792
Other adjustments to reconcile net income to net cash provided by operating activities	5,819	(4,354)
Changes in operating assets and liabilities	(112,017)	9,866

Net cash provided (used) by operating activities	(69,286)	52,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,078)	(19,500)
Purchase of business, net of cash acquired	(12,477)	—
Sales of property, plant, and equipment and other	2,261	—

Net cash used in investing activities	(24,294)	(19,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	120,655	(12,300)
Issuance of long-term debt	—	2,900
Repayment of long-term debt	(4,550)	(3,400)
Issuance of common stock	802	4,700
Purchases of common stock	—	(3,500)
Dividends paid	(9,951)	(9,000)

Net cash provided (used) in financing activities	106,956	(20,600)

Net increase in cash and cash equivalents	13,376	12,524
Cash and cash equivalents at beginning of year	39,310	44,659

Cash and cash equivalents at end of period	$52,686	$57,183

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. BASIS OF PRESENTATION

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

NOTE 2. CHANGE IN FISCAL YEAR END AND ELIMINATION OF REPORTING LAG FOR FOREIGN SUBSIDIARIES

The Company changed its fiscal year end from June 30 to March 31, effective March 31, 2004. In addition to better matching the fiscal reporting period with the crop and operating cycles of the Company’s largest operations, the change allowed the Company to eliminate the three-month reporting lag previously used by most of its foreign subsidiaries. All of the Company’s consolidated subsidiaries now have the same fiscal reporting period.

Throughout the fiscal year that will end on March 31, 2005, quarterly financial statements will include comparative information for the same sequential quarter of the prior year. Due to the year-end change, interim quarters in fiscal year 2005 will end three months earlier than the corresponding quarters in fiscal year 2004. Management believes this presentation provides the most appropriate comparison since foreign results, which represent the majority of the Company’s business, are generally compared for the same operating months in each year, due to the reporting lag in 2004. Comparisons of summarized historical financial information are provided in Note 11 that present 2004 data recast for the effect of eliminating the reporting lag; however, it is not practical to provide recast 2004 data for all information reported in the quarterly financial statements.

NOTE 3. ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Statement No. 132”). The revised Statement No. 132 expanded the disclosure requirements for pension and postretirement benefits, and introduced new disclosures for interim financial periods. The Company adopted the provisions of the revised Statement No. 132 in fiscal year 2004 and has provided the required interim financial information for the first quarter of fiscal year 2005 in Note 10.

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”). FSP No. 106-2 provides guidance on accounting for the effects of a subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare. In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects would include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act. FSP No. 106-2 is effective for Universal for the interim period ending September 30, 2004, the second quarter of fiscal year 2005. The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare, and it will therefore qualify for the subsidy for an initial period of time after the Act is implemented until actuarial equivalency changes due to existing limits on the Company’s cost of providing the benefit. The Company has recently concluded that the effects of the Medicare subsidy will not constitute a “significant event” as defined in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As a result, the effects of the Act will now be incorporated in the next regular measurement of plan obligations, which will be reflected in the Company’s financial statements in the fourth quarter of fiscal year 2005. The adoption of FSP No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4. GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At June 30, 2004, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $110.6 million. About 57% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers. The fair value of guarantees issued or last modified after December 31, 2002, was not material. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $110.6 million, and any unpaid accrued interest. In addition, the Company has contingent liabilities of approximately $6.8 million that consist primarily of bid and performance bonds. The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote. The accrual recorded for the value of the guarantees was not material at June 30, 2004.

In recent years, economic and political changes in Zimbabwe have led to a significant decline in tobacco production in that country. Universal has been able to offset the effect of this decline on its business with increased production in other countries. If the political situation in Zimbabwe were to further deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was approximately $55.6 million at June 30, 2004.

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

NOTE 5. RESTRUCTURING

During fiscal year 2003, the Company recorded about $33.0 million in restructuring charges associated with rationalization of U.S. and African tobacco operations. Approximately $28 million of the charges were to record the severance cost associated with approximately 941 hourly employees and 366 salaried employees. During the quarter ended June 30, 2004, the Company paid approximately $1.3 million associated with the plan, to 53 employees.

Changes in severance liabilities are shown below:

(in thousands of dollars)	Three months ended June 30, 2004	Three months ended September 30, 2003	Fiscal year ended March 31, 2004
Beginning balance	$9,019	$13,399	$13,399
Payments	(1,275)	(1,464)	(4,380)

Ending balance	$7,744	$11,935	$9,019

Approximately $3.3 million of the severance liabilities represent postretirement benefits the affected employees will receive prior to normal retirement age and are expected to be paid out over the next four years. The remaining balance represents severance payments that are expected to be paid out over the next nine months.

NOTE 6. STOCK-BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to stock options granted to employees. Under Statement No. 123, as amended by Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company discloses pro forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards.

	THREE MONTHS
	June 30, 2004	September 30, 2003
Net income (in thousands of dollars)	$20,479	$34,428

Stock-based employee compensation cost, net of tax effect, under fair value accounting	(874)	(978)

Pro forma net income under fair value method	$19,605	$33,450

Earnings per share - basic	$0.80	$1.38

Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.03)	(0.04)

Pro forma earnings per share - basic	$0.77	$1.34

Earnings per share - diluted	$0.80	$1.37

Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.03)	(0.04)

Pro forma earnings per share - diluted	$0.77	$1.33

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	THREE MONTHS
	June 30, 2004	September 30, 2003
Net income (in thousands of dollars)	$20,479	$34,428

Denominator for basic earnings per share:
Weighted average shares	25,471,365	24,941,340

Effect of dilutive securities:
Employee stock options	217,284	193,702

Denominator for diluted earnings per share	25,688,649	25,135,042

Earnings per share – basic	$0.80	$1.38

Earnings per share – diluted	$0.80	$1.37

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings is as follows:

	THREE MONTHS
(in thousands of dollars)	June 30, 2004	September 30, 2003

Net income	$20,479	$34,428

Foreign currency translation adjustment	(921)	1,847

Currency hedge adjustment	(2,132)	—

Comprehensive income	$17,426	$36,275

NOTE 9. SEGMENT INFORMATION

Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	THREE MONTHS
(in thousands of dollars)	June 30, 2004	September 30, 2003
SALES AND OTHER OPERATING REVENUES
Tobacco	$349,468	$456,689
Lumber and building products distribution	222,772	196,331
Agri-products	164,901	133,581

Consolidated total	$737,141	$786,601

OPERATING INCOME
Tobacco	$32,237	$58,229
Lumber and building products distribution	15,752	7,963
Agri-products	3,705	2,843

Total segment operating income	51,694	69,035
Less:
Corporate expenses	7,560	5,605
Equity in pretax earnings of unconsolidated affiliates	2,909	3,776

Consolidated total	$41,225	$59,654

NOTE 10. PENSION PLANS AND POSTRETIREMENT BENEFITS

The Company has several defined benefit pension plans covering U.S. and foreign salaried employees and certain other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company also provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels.

The components of the Company’s net periodic benefit cost are as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	THREE MONTHS		THREE MONTHS		THREE MONTHS
(in thousands of dollars)	June 30, 2004	September 30, 2003	June 30, 2004	September 30, 2003	June 30, 2004	September 30, 2003
Service cost	$738	$714	$1,269	$1,246	$213	$278
Interest cost	1,751	1,695	2,739	2,767	833	916
Expected return on plan assets	(1,527)	(1,463)	(2,593)	(2,601)	(46)	(45)
Settlement cost	—	—	1,536	1,429	—	—
Net amortization and deferral	6	(46)	626	638	55	130

Net periodic benefit cost	$968	$900	$3,577	$3,479	$1,055	$1,279

The Company previously disclosed in its Form 10-K for the transition year ended March 31, 2004, that it expects to make contributions of $5.5 million to foreign plans and $9.8 million to domestic plans in fiscal year 2005. There have been no significant changes to those expected contribution amounts.

NOTE 11. COMPARISON TO SUMMARIZED HISTORICAL INFORMATION

RECAST FOR THE EFFECT OF ELIMINATING THE REPORTING LAG FOR FOREIGN SUBSIDIARIES

As discussed in Note 2, in connection with its change in fiscal year end, the Company eliminated the three-month reporting lag previously used for most of its foreign subsidiaries. Beginning with the quarter ended June 30, 2004, all of the Company’s consolidated subsidiaries follow the same fiscal reporting period. To facilitate comparisons, unaudited summarized financial information for the four quarters in the twelve-month period ended March 31, 2004, recast for the effect of eliminating the reporting lag, has been prepared. Comparisons to the recast information for the three months ended June 30, 2003, are as follows:

	THREE MONTHS
(in thousands of dollars, except per share data)	June 30, 2004	June 30, 2003 (Recast)

Sales and other operating revenues	$737,141	$771,734
Operating income	41,225	43,020
Income before income taxes and other items	31,526	35,945
Net income	20,479	23,465
Net income:
Per common share	$0.80	$0.94
Per diluted common share	$0.80	$0.94

The recast results for the three months ended June 30, 2003, include restructuring charges of $5.7 million, which is $3.7 million after taxes or $0.15 per share, and a charge of $12 million, which is $7.7 million after taxes or $0.31 per share, related to the settlement of a lawsuit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Fiscal Year End

The Company changed its fiscal year end from June 30 to March 31, effective March 31, 2004. In addition to better matching the fiscal reporting period with the crop and operating cycles of the Company’s largest operations, the change allowed the Company to eliminate the three-month reporting lag previously used by most of its foreign subsidiaries. All of the Company’s consolidated subsidiaries now have the same fiscal reporting period. Throughout the fiscal year that will end on March 31, 2005, quarterly financial statements will include comparative information for the same sequential quarter of the prior year. Due to the year-end change, interim quarters in fiscal year 2005 will end three months earlier than the corresponding quarters in fiscal year 2004. Management believes this presentation provides the most appropriate comparison since foreign results, which represent the majority of the Company’s business, are generally compared for the same operating months in each year, due to the reporting lag in 2004.

Liquidity and Capital Resources

Overview

Our liquidity and capital resource requirements are predominantly short term in nature and primarily relate to working capital required for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements. The marketing of the crop in each geographic area is heavily influenced by weather conditions and follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. Despite a predominance of short-term needs, the Company maintains a relatively large portion of its total debt as long-term to reduce liquidity risk.

Working Capital

Working capital at June 30, 2004, was $783.1 million, nearly even with the level at March 31, 2004, but the components of working capital reflect significant changes. We expect seasonal increases in working capital items as tobacco inventories increase during the first half of the fiscal year when tobacco is received and processed in Africa and Brazil and is awaiting shipment to customers. In Africa, shipments to customers usually have just begun, but in Brazil shipments usually are well underway in June. During the second half of the year, the balances usually begin to decline as inventories are shipped and receivables collected. During the quarter ended on June 30, 2004, late crops in Brazil coupled with delayed shipments in both Brazil and Africa caused a significant increase in inventories. We believe that the increase, which has been exacerbated by the current worldwide shortage of shipping containers, is temporary although we expect inventories to remain at high levels through the next several months. We also expect that most of the delayed shipments will be completed by the end of the fiscal year. In addition, three small acquisitions in the lumber and building products and agri-products segments caused inventory increases in those segments.

Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. Thus, the quarter’s $227 million increase in inventory to $790 million represents primarily tobacco that has been committed to customers. There has been no significant change in uncommitted inventories, which are just over $100 million. During the quarter, customer advances increased by about $124 million, to $184 million and provided more than half of the funding for inventory purchases. The level of customer advances can vary from year to year as customers review their circumstances. Accordingly, we treat such advances as borrowings when we review our balance sheet structure.

Tobacco inventory as of June 30, 2004, also reflects an increase over the balance at September 30, 2003, which is the most comparable balance sheet because of the change in fiscal year. Both balances include seasonal increases, but the delays in Africa and Brazil and the size of the Brazilian crop caused the June 2004 balance to exceed the September 2003 balance by $180 million. Working capital increased by about $230 million during the period from September 30, 2003 to June 30, 2004. That change was primarily due to the issuance of $200 million in long-term debt, the proceeds of which were used to repay short-term borrowing and to retire maturing debt that had been classified as current.

Investing Activities

During the quarter ended June 30, 2004, we invested about $14.1 million in our properties. The largest portion of that was spent in Africa, where we are building a processing facility in Mozambique. Spending was higher, at $19.5 million, during the first quarter of the transition year 2004 because of the construction of the new North Carolina plant, which was being completed at that time.

Our lumber and building products segment acquired two small companies that manufacture and distribute garden products, and our agri-products group acquired the controlling interest in a small company that trades nuts and dried fruits.

Financing Activities

Debt increased during the quarter as we funded our working capital needs. Total debt increased by $161 million, which included debt of $40 million assumed in the aforementioned acquisitions.

During the quarter, we entered interest rate swaps for a notional amount of $140 million. Under these swaps, we receive fixed rate payments matching the 5.2% and 7.875% fixed rate interest of our debt, and we pay floating rate amounts based on LIBOR to be set as of the payment date. As of June 30, 2004, the weighted average fixed rate to be received on the $140 million notional amount was approximately 5.8%, and the projected average floating rate to be paid was 3.1%.

As of June 30, 2004, we were in compliance with the covenants of our debt agreements. We had $250 million in back-up committed credit lines and $52 million in cash. In addition, we had $200 million available on our shelf registration and over $500 million in uncommitted bank lines. Our short-term debt and current maturities of long-term debt totaled $452 million. Thus, we believe that our liquidity and capital resources at June 30, 2004, remained adequate to support our foreseeable operating needs; however, given the effect of the shipping delays in Brazil and Africa, we plan to increase our committed sources of liquidity.

Results of Operations

Late receipt of the Brazilian crops and shipping delays in South America and Africa had a major impact on first quarter earnings. Net income for the first quarter of fiscal year 2005, which ended on June 30, 2004, was $20.5 million, or $0.80 cents per diluted share, compared to $34.4 million, or $1.37 per diluted share, for the three months ended September 30, 2003, which is the most comparable quarter of fiscal year 2004 because of last year’s change in the fiscal year. Gross revenues for the three-month period ended June 30, 2004, were $737 million compared to $787 million for the September 2003 quarter.

Tobacco results were sharply lower in the quarter due to the late Brazilian crops, which, because of their size and timing, helped to create a major shortage of outbound shipping capacity. The shipping delays affect the timing of quarterly earnings recognition, but we expect the bulk of the crop to be shipped over the remainder of this fiscal year. In addition, we experienced customer-mandated shipping delays in Africa. The South American and African delays also caused most of the $107 million reduction in tobacco revenues for the quarter. Since these regions represent important components of our tobacco operations, the combination of these factors has caused a large increase in inventories, most of which is committed. U.S. results were lower in the first quarter as the April-June period is normally when processing operations are suspended during the interval between production cycles in the United States. Last year’s first quarter, which covered the period from July 1 through September 30, 2003, included several weeks of processing at the start of the season for the 2003 crop.

Non-tobacco results showed good improvement in the first quarter. In the lumber and building products segment, the retail supply group benefited from strong spring garden product sales and product mix as well as continuing attention to cost control. Our construction supply operations had additional working days this quarter, primarily because of the timing of the annual summer holiday period. The continued strength of the euro and income from a small Dutch distributor of garden timber and products, which was acquired in May 2004, also contributed to earnings. The seasonal increase in sales, additional working days, the strong euro, and sales from the acquired operation accounted for most of the $26 million increase in revenues for this segment. Agri-product revenues and operating results were up due to higher volumes for tea, rubber, and canned meat. These gains more than offset lower results in nuts and dried fruit that were caused by shipment delays.

The effective income tax rate at 39.5% is higher for the first quarter and is expected to remain so for the year. This rate reflects an increase in local tax expense in Zimbabwe on local currency earnings from the sale of inventory that had been purchased prior to the devaluation of the Zimbabwe dollar. In addition, exchange losses related to net monetary assets denominated in local currencies in South America and Zimbabwe increased by approximately $7.4 million. Selling, general, and administrative expenses increased in the quarter due to higher legal fees associated with the European Union’s investigation of tobacco buying practices and expenses necessitated by the implementation of the Sarbanes-Oxley Section 404 requirements.

We expect to have a good year despite the lower results reported in the first quarter. The shipping delays that we experienced in the first quarter in Brazil and Africa are primarily timing issues, which should be overcome in the remaining three quarters of fiscal year 2005. Tobacco volumes handled in South America will be up significantly. Brazilian flue-cured and burley crops are expected to exceed 830 million kilos this year and result in record volumes handled by our operations in that country. However, due to adverse weather, there will be a shortage of ripe leaf in the Brazilian crop, which will change the mix of sales and negatively impact margins. Comparisons for the year will also be difficult due to the inclusion of approximately $11 million in U.S. factory overhead costs that were not in the nine-month transitional year. We expect the volumes we handle in the United States to be comparable to last year, and we should continue to benefit from yield and efficiency improvements from our new state-of-the-art processing plants. African volumes will be lower for the year as the Zimbabwe crop continues to decline in response to the economic and political turmoil in that country. The benefits of our investment in projects to expand leaf production in a number of other African origins are not expected to contribute significantly to our earnings before our fiscal year 2006.

Lumber and building products results are off to a good start, due in part to the change in the fiscal year. The euro remains strong relative to the U.S. dollar, and we are hopeful that economic conditions in some European markets are beginning to improve. The outlook for the agri-products that we handle has also improved.

In addition, as we have pointed out, the effective corporate income tax rate is expected to be higher for the year, as are our costs associated with the implementation of the Sarbanes-Oxley 404 requirements and the European Union investigation into tobacco buying practices.

We believe that we should be able to ship the bulk of the South American and African crops by the end of the fiscal year, and we expect, once again, to achieve good earnings performance for the year.

The Company cautions readers that any statements contained herein regarding earnings and expectations for our performance are forward-looking statements based upon management’s current knowledge and assumptions about future events, including anticipated levels of demand for and supply of the Company’s products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; and general economic, political, market, and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro. Actual results, therefore, could vary from those expected. For more details on important factors that could cause actual results to differ from our expectations, see the section “Factors That May Affect Future Results” in Management’s Discussion and Analysis of Financial Condition and

Results of Operations in Item 7, and Notes to the Consolidated Financial Statements in Item 8 of the Company’s Transition Report on Form 10-K for the nine months ended March 31, 2004, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of June 30, 2004, tobacco inventory of $790 million included about $685 million in inventory that was committed for sale to customers and about $105 million that was not committed. Committed inventory, after deducting $183 million in customer deposits, represents our net exposure of $502 million. We maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate substantially interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $753 million at June 30, 2004. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $7.5 million, about 67% of that amount should be offset with changes in customer charges.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. Most of the operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net investment in individual countries. In these countries, we are vulnerable to currency gains and losses to the extent that any local currency balances do not offset each other.

Our lumber and building products operations, which are based in The Netherlands, use the euro as their functional currency. In certain tobacco markets that are primarily domestic, we use the local currency as the functional currency. Examples of these domestic markets are Hungary, and Poland. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.

Commodity

We use commodity futures in our rubber business to reduce the risk of price fluctuations. We do not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amount recorded during the quarters ended June 30, 2004, and September 30, 2003, were not material.

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

We do not utilize derivatives for speculative purposes, and we do not enter into market risk-sensitive instruments for trading purposes. Derivatives are transaction specific so that a specific debt instrument, contract, or invoice determines the amount, maturity, and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

b.	Reports on Form 8-K

(1)	Form 8-K dated May 6, 2004, reporting under Item 5 the announcement of quarterly dividend and date of annual meeting of shareholders, and furnishing related press release under Item 7.

(2)	Form 8-K dated May 20, 2004, reporting under Item 12 the earnings for the period ended March 31, 2004, and furnishing related press release under Item 7.

(3)	Form 8-K dated August 5, 2004, reporting under Item 12 the earnings for the period ended June 30, 2004, and furnishing related press release under Item 7.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)