Form 10-Q
period 2004-09-30
UNIVERSAL CORP /VA/
filed 2004-11-09
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 1, 2004, the total number of shares of common stock outstanding was 25,534,806.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

Three and Six Months Ended September 30, 2004, and December 31, 2003

(In thousands of dollars, except share and per share data)

	THREE MONTHS		SIX MONTHS
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$860,171	$801,011	$1,597,312	$1,587,612

Costs and expenses
Cost of goods sold	709,660	640,893	1,310,727	1,287,901
Selling, general and administrative expenses	85,820	83,621	180,669	163,560
European Commission fines	14,908	—	14,908	—

Operating income	49,783	76,497	91,008	136,151
Equity in pretax earnings of unconsolidated affiliates	(1,988)	(1,880)	921	1,896
Interest expense	14,155	12,198	26,763	23,274

Income before income taxes and other items	33,640	62,419	65,166	114,773
Income taxes	18,850	22,471	31,303	41,318
Minority interests	929	2,581	(477)	1,660

Net income	$13,861	$37,367	$34,340	$71,795

Earnings per common share - basic	$0.54	$1.49	$1.35	$2.88

Earnings per common share - diluted	$0.54	$1.48	$1.34	$2.85

Retained earnings - beginning of period			$679,202	$592,673
Net income			34,340	71,795
Cash dividends declared ($.78 in 2004, $.75 in 2003)			(19,909)	(18,781)
Purchase of common stock			—	(3,268)

Retained earnings - end of period			$693,633	$642,419

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2004	December 31, 2003	March 31, 2004
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$47,521	$135,793	$39,310
Accounts receivable, net	453,649	356,835	432,546
Advances to suppliers, net	144,406	124,870	140,758
Accounts receivable - unconsolidated affiliates	5,550	6,681	6,156
Inventories - at lower of cost or market:
Tobacco	792,981	565,635	562,927
Lumber and building products	146,823	134,190	138,423
Agri-products	126,377	82,276	106,214
Other	53,011	28,969	35,071
Prepaid income taxes	18,322	4,031	9,635
Deferred income taxes	14,535	6,249	16,908
Other current assets	43,355	23,613	38,721

Total current assets	1,846,530	1,469,142	1,526,669

Property, plant and equipment - at cost
Land	72,050	59,105	60,823
Buildings	382,425	348,153	364,948
Machinery and equipment	704,835	689,277	694,314

	1,159,310	1,096,535	1,120,085
Less accumulated depreciation	568,587	552,073	559,217

	590,723	544,462	560,868

Other assets
Goodwill and other intangibles	136,135	132,853	134,664
Investments in unconsolidated affiliates	87,880	92,510	94,460
Deferred income taxes	61,631	51,900	62,489
Other noncurrent assets	119,717	89,085	103,623

	405,363	366,348	395,236

Total assets	$2,842,616	$2,379,952	$2,482,773

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2004	December 31, 2003	March 31, 2004
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$392,313	$172,393	$244,031
Accounts payable	308,867	329,872	331,963
Accounts payable - unconsolidated affiliates	795	4,783	2,571
Customer advances and deposits	175,263	111,973	59,894
Accrued compensation	27,309	30,691	32,703
Income taxes payable	32,503	15,726	22,007
Current portion of long-term obligations	56,257	64,418	45,941

Total current liabilities	993,307	729,856	739,110

Long-term obligations	851,735	775,358	770,296

Postretirement benefits other than pensions	42,821	40,989	41,721

Other long-term liabilities	109,202	98,059	93,739

Deferred income taxes	37,629	18,691	43,691

Total liabilities	2,034,694	1,662,953	1,688,557

Minority interests	33,229	33,356	34,383

Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
Common stock, no par value, authorized 100,000,000 shares, 25,533,406 issued and outstanding shares (24,983,745 at December 31, 2003, and 25,446,975 at March 31, 2004)	112,224	94,912	112,505
Retained earnings	693,633	642,419	679,202
Accumulated other comprehensive income (loss)	(31,164)	(53,688)	(31,874)

Total shareholders’ equity	774,693	683,643	759,833

Total liabilities and shareholders’ equity	$2,842,616	$2,379,952	$2,482,773

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended September 30, 2004, and December 31, 2003

(In thousands of dollars)

	SIX MONTHS
	September 30, 2004	December 31, 2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,340	$71,795
Depreciation	33,044	26,000
Amortization	1,735	2,000
Other adjustments to reconcile net income to net cash provided by operating activities	(8,143)	(4,000)
Changes in operating assets and liabilities	(193,101)	11,339
Accrued liability for European Commission fines	14,908	—

Net cash provided (used) by operating activities	(117,217)	107,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(37,676)	(38,000)
Purchase of businesses, net of cash acquired	(15,934)	—
Sales of property, plant and equipment, and other	3,711	—

Net cash used in investing activities	(49,899)	(38,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	118,593	(93,000)
Issuance of long-term debt	95,000	203,000
Repayment of long-term debt	(19,525)	(69,500)
Issuance of common stock	1,168	4,000
Purchases of common stock	—	(3,500)
Dividends paid	(19,909)	(19,000)

Net cash provided by financing activities	175,327	22,000

Net increase in cash and cash equivalents	8,211	91,134
Cash and cash equivalents at beginning of year	39,310	44,659

Cash and cash equivalents at end of period	$47,521	$135,793

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

Due to the year-end change, the results for the comparative three and six-month periods ended December 31, 2003, exclude approximately $6 million and $8 million, respectively, of fixed factory overhead expense related to the Company’s U.S. tobacco operations. Comparisons of summarized historical financial information are provided in Note 13 that present 2004 data recast for the effect of eliminating the reporting lag (including an adjustment for the U.S. factory overhead); however, it is not practical to provide recast 2004 data for all information reported in the quarterly financial statements.

NOTE 3. ACCOUNTING PRONOUNCEMENTS

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”). FSP No. 106-2 provides guidance on accounting for the effects of a subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare. In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects would include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act. FSP No. 106-2 was effective for Universal for the interim period ending September 30, 2004, the second quarter of fiscal year 2005. The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare, and it will therefore qualify for the subsidy for an initial period of time after the Act is implemented until actuarial equivalency changes due to existing limits on the Company’s cost of providing the benefit. The Company has concluded that the effects of the Medicare subsidy will not constitute a “significant event” as defined in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As a result, the effects of the Act will be incorporated in the next regular measurement of plan obligations, which will be reflected in the Company’s financial statements in the fourth quarter of fiscal year 2005. The adoption of FSP No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4. EUROPEAN COMMISSION FINES

On October 20, 2004, the European Commission (the “Commission”) announced in a press release that it had imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Universal previously disclosed the Commission’s investigation of this matter and that its Spanish subsidiary, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, was believed to have jointly agreed to the terms of sale of green tobacco and qualities to be purchased from associations of farmers. Because of those past practices, the earlier disclosures indicated that the Company expected TAES would be assessed a fine, but a liability had not been recorded since no amount could be estimated. In its October 20th press release, the Commission indicated that a fine of €108,000 (approximately $135,000) had been assessed TAES, and a fine of €11.88 million (approximately $14.8 million) had been assessed Deltafina SpA (“Deltafina”), an Italian subsidiary of the Company that does not purchase or process raw tobacco in the Spanish market, but is a significant buyer of tobacco from the various Spanish processors. According to the Commission’s press release, Deltafina received the largest fine because it is the “biggest buyer in the Spanish tobacco processing sector and also acted as the cartel leader.”

Although the Commission has not yet served its decision on TAES or Deltafina, the Company believes that there are inconsistencies between the decision and both the facts and the Commission’s Statement of Objections in the case, specifically as it relates to the fine assessed Deltafina. Pending a complete review of the decision, management anticipates that an appeal will be filed. However, the appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. Deltafina may be required to provide a bond in order to appeal the decision.

The Company has recorded a charge of approximately $14.9 million in the quarter ending September 30, 2004, to accrue the full amount of the fines assessed Deltafina and TAES (the

“EU fines”). Since the obligation may be secured by a bond during the appeal process, and the appeal is likely to take several years to complete, the accrued liability is reported in other long-term liabilities in the consolidated balance sheet. Because the Company expects that any fine ultimately paid by Deltafina will not be deductible under Italian income tax law, Deltafina has not recorded an income tax benefit on the charge. As a result, both pretax and net earnings for the quarter and six months ended September 30, 2004, were reduced by approximately $14.9 million, or $0.58 per share, due to the fines. The impact of the charge on the Company’s consolidated effective income tax rate is discussed in Note 8.

NOTE 5. GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At September 30, 2004, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $168.4 million. About 66% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers upon delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers. The fair value of guarantees was not material to the Company’s financial position. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $168.4 million, and any unpaid accrued interest. In addition, the Company has contingent liabilities of approximately $6.7 million that consist primarily of bid and performance bonds. The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote. The accrual recorded for the value of the guarantees was not material to the Company’s financial position at September 30, 2004.

In recent years, economic and political changes in Zimbabwe have led to a significant decline in tobacco production in that country. Universal has been able to offset the effect of this decline on its business with increased production in other countries. If the political situation in Zimbabwe were to further deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was approximately $53.4 million at September 30, 2004.

NOTE 6. RESTRUCTURING

During fiscal year 2003, the Company recorded about $33.0 million in restructuring charges associated with rationalization of U.S. and African tobacco operations. Approximately $28 million of the charges were to record the severance cost associated with approximately 941 hourly employees and 366 salaried employees. During the six months ended September 30, 2004, the Company paid approximately $3.2 million associated with the plan to 58 employees.

Changes in severance liabilities are shown below:

(in thousands of dollars)	Six months ended September 30, 2004	Six months ended December 31, 2003	Fiscal year ended March 31, 2004
Beginning balance	$9,019	$13,399	$13,399
Payments	(3,228)	(2,719)	(4,380)

Ending balance	$5,791	$10,680	$9,019

Approximately $3.1 million of the severance liabilities represent postretirement benefits the affected employees will receive prior to normal retirement age and are expected to be paid out over the next four years. The remaining balance represents severance payments that are expected to be paid out over the next six months.

NOTE 7. STOCK-BASED COMPENSATION

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

	THREE MONTHS		SIX MONTHS
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Net income (in thousands of dollars)	$13,861	$37,367	$34,340	$71,795
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(1,584)	(1,163)	(2,458)	(2,141)

Pro forma net income under fair value method	$12,277	$36,204	$31,882	$69,654

Earnings per share - basic	$0.54	$1.49	$1.35	$2.88
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.06)	(0.05)	(0.10)	(0.09)

Pro forma earnings per share - basic	$0.48	$1.44	$1.25	$2.79

Earnings per share - diluted	$0.54	$1.48	$1.34	$2.85
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.06)	(0.05)	(0.10)	(0.09)

Pro forma earnings per share - diluted	$0.48	$1.43	$1.24	$2.76

NOTE 8. INCOME TAXES

The Company’s consolidated effective income tax rates for the quarter and six months ended September 30, 2004, are 56% and 48%, respectively. These higher rates arise primarily because no income tax benefit was recognized on the $14.9 million charge recorded for the EU fines discussed in Note 4. The Company’s consolidated effective tax rate for the third and fourth quarters is expected to be 40%. This rate is higher than the 35% U.S. marginal corporate tax rate primarily due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate and to local tax expense recorded by a foreign subsidiary with a loss projected for fiscal year 2005.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	THREE MONTHS		SIX MONTHS
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Net income (in thousands of dollars)	$13,861	$37,367	$34,340	$71,795

Denominator for basic earnings per share:
Weighted average shares	25,533,102	24,998,868	25,502,402	24,970,504

Effect of dilutive securities:
Employee stock options	144,342	166,754	180,813	180,228

Denominator for diluted earnings per share	25,677,444	25,165,622	25,683,215	25,150,732

Earnings per share – basic	$0.54	$1.49	$1.35	$2.88

Earnings per share – diluted	$0.54	$1.48	$1.34	$2.85

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings is as follows:

	THREE MONTHS		SIX MONTHS
(in thousands of dollars)	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Net income	$13,861	$37,367	$34,340	$71,795
Foreign currency translation adjustment	3,213	7,525	2,292	9,372
Currency hedge adjustment	550	—	(1,582)	—

Comprehensive income	$17,624	$44,892	$35,050	$81,167

NOTE 11. SEGMENT INFORMATION

Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	THREE MONTHS		SIX MONTHS
(in thousands of dollars)	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003

SALES AND OTHER OPERATING REVENUES
Tobacco	$470,795	$473,026	$820,263	$929,715
Lumber and building products distribution	193,906	193,937	416,678	390,268
Agri-products	195,470	134,048	360,371	267,629

Consolidated total	$860,171	$801,011	$1,597,312	$1,587,612

OPERATING INCOME
Tobacco	$43,100	$70,463	$75,337	$128,692
Lumber and building products distribution	8,335	7,824	24,087	15,787
Agri-products	3,537	2,675	7,242	5,518

Total segment operating income	54,972	80,962	106,666	149,997
Less:
Corporate expenses	7,177	6,345	14,737	11,950
Equity in pretax earnings of unconsolidated affiliates	(1,988)	(1,880)	921	1,896

Consolidated total	$49,783	$76,497	$91,008	$136,151

NOTE 12. PENSION PLANS AND POSTRETIREMENT BENEFITS

The Company has several defined benefit pension plans covering U.S. and foreign salaried employees and certain other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company also provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels.

The components of the Company’s net periodic benefit cost are as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	THREE MONTHS		THREE MONTHS		THREE MONTHS
(in thousands of dollars)	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Service cost	$717	$715	$1,338	$1,247	$213	$278
Interest cost	1,720	1,696	2,741	2,768	834	917
Expected return on plan assets	(1,505)	(1,463)	(2,563)	(2,601)	(46)	(46)
Settlement cost	—	—	—	—	—	—
Net amortization and deferral	(3)	(48)	570	639	55	130

Net periodic benefit cost	$929	$900	$2,086	$2,053	$1,056	$1,279

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	SIX MONTHS		SIX MONTHS		SIX MONTHS
(in thousands of dollars)	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Service cost	$1,455	$1,429	$2,608	$2,493	$425	$556
Interest cost	3,470	3,391	5,480	5,535	1,667	1,833
Expected return on plan assets	(3,032)	(2,926)	(5,156)	(5,202)	(91)	(91)
Settlement cost	—	—	1,536	1,429	—	—
Net amortization and deferral	4	(94)	1,196	1,277	110	260

Net periodic benefit cost	$1,897	$1,800	$5,664	$5,532	$2,111	$2,558

The Company expects to make contributions of $5.5 million to foreign plans and $10.2 million to domestic plans in fiscal year 2005.

NOTE 13. COMPARISON TO SUMMARIZED HISTORICAL INFORMATION RECAST FOR THE EFFECT OF ELIMINATING THE REPORTING LAG FOR FOREIGN SUBSIDIARIES

As discussed in Note 2, in connection with its change in fiscal year end, the Company eliminated the three-month reporting lag previously used for most of its foreign subsidiaries. Beginning with the first quarter of fiscal year 2005, all of the Company’s consolidated subsidiaries follow the same fiscal reporting period. To facilitate comparisons, unaudited summarized financial information for the four quarters in the twelve-month period ended March 31, 2004, recast for the effect of eliminating the reporting lag, has been prepared. Comparisons to the recast information for the three and six months ended September 30, 2003, are as follows:

	THREE MONTHS		SIX MONTHS
(in thousands of dollars, except per share data)	September 30, 2004	September 30, 2003 (Recast)	September 30, 2004	September 30, 2003 (Recast)
Sales and other operating revenues	$860,171	$768,472	$1,597,312	$1,540,206
Operating income	49,783	63,700	91,008	106,720
Income before income taxes and other items	33,640	50,733	65,166	86,678
Net income	13,861	29,235	34,340	52,700
Net income:
Per common share	$0.54	$1.17	$1.35	$2.11
Per diluted common share	$0.54	$1.16	$1.34	$2.10

The results for the three and six-month periods ended September 30, 2004 include a $14.9 million charge for the EU fines (see Note 4). Since no income tax benefit was recognized on this charge, it reduced net income by $14.9 million, or $0.58 per share.

The recast results for the six months ended September 30, 2003, include restructuring charges of $5.7 million, which is $3.7 million after taxes or $0.15 per share, and a charge of $12 million, which is $7.7 million after taxes or $0.31 per share, related to the settlement of a lawsuit. In addition, the recast results include adjustments before taxes of $6 million for the three months and $8 million for the six months to reflect the allocation of U.S. fixed factory overhead to those periods. Reported results for those periods excluded this expense due to the year-end change.

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

Working Capital

Working capital at September 30, 2004, was $853 million, up $66 million from the level at March 31, 2004. We expect seasonal increases in working capital items as tobacco inventories increase during the first half of the fiscal year when tobacco is received and processed in Africa and Brazil and is awaiting shipment to customers. During the second half of the year, the balances usually begin to decline as inventories are shipped and receivables collected. During the six months ended on September 30, 2004, late delivery of crops in Brazil, coupled with delayed shipments in both Brazil and Africa, caused a significant increase in inventories. Although shipping rates have returned to a more typical level in Brazil, backlogs from earlier delays have kept inventory levels higher than normal for this time of year. Africa continues to experience shipping delays due to increased customer pre-shipment inspections for quality. We expect that most of the delayed shipments will be completed by the end of the fiscal year. In addition, several acquisitions in the lumber and building products and agri-products segments caused inventory increases in those segments.

Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. Thus, the six-month $230 million increase in tobacco inventory to $793 million represents primarily tobacco that has been committed to customers. There has been no significant change in uncommitted inventories, which are about $101 million. During the six months, customer advances increased by about $115 million, to $175 million providing about half of the funding for inventory purchases. The level of customer advances can vary from year to year as customers review their circumstances. Accordingly, we treat such advances as borrowings when we review our balance sheet structure. In addition, guarantees of obligations of Brazilian farmers have increased by nearly 50% to $168.4 million since March to provide normal funding for the coming season.

Tobacco inventory as of September 30, 2004, also reflects an increase over the balance at December 31, 2003, which is the most comparable balance sheet because of the change in fiscal year. Both balances include seasonal increases, but the delays in Africa and Brazil and the size of the Brazilian crop caused the September 2004 balance to exceed the December 2003 balance by $227 million. Cash balances were unusually high at December 31, 2003, as proceeds from a debt issuance in October 2003 had not yet been used to refinance short-term debt. Accounts receivable increased by $97 million compared to December 31, 2003, due to the strength of the euro, small acquisitions, the effect of the change in fiscal year, and increased activity in agri-products. Working capital increased by about $114 million during the period from December 31, 2003 to September 30, 2004. That change was primarily due to the issuance of $95 million in long-term debt, the proceeds of which were used for general corporate purposes.

Investing Activities

During the six months ended September 30, 2004, we invested about $38 million in our properties. The largest portion of that was spent in Africa, where we are building a processing facility in Mozambique. Spending was nearly the same during the first six months of the transition year 2004 as construction of the new North Carolina plant was completed.

Our lumber and building products segment acquired two small companies that manufacture and distribute garden products, and our agri-products group acquired the controlling interest in a small company that trades nuts and dried fruits.

Financing Activities

Debt increased during the six months as we funded our working capital needs. Total debt increased by $240 million.

In August 2004, we issued $95 million in 5.0% medium-term notes due September 1, 2011. The proceeds were used for general corporate purposes.

During the quarter ended September 30, 2004, we terminated interest rate swaps on $140 million notional amount of long-term debt for a gain of approximately $4 million, which will be amortized over the remaining life of the underlying debt. As of September 30, 2004, we had no interest rate swaps.

As of September 30, 2004, we were in compliance with the covenants of our debt agreements. We had $250 million in committed credit lines, which are used to back up short-term borrowings, and $47 million in cash. In addition, we had $105 million available on our shelf registration and over $500 million in uncommitted bank lines. Our short-term debt and current maturities of long-term debt totaled $448 million. Thus, we believe that our liquidity and capital resources at September 30, 2004, remained adequate to support our foreseeable operating needs; however, given the effect of the shipping delays in Brazil and Africa, we plan to increase our committed sources of liquidity.

Results of Operations

Recognition of $14.9 million in fines announced by the European Commission (the “EU fines”) and the impact of the fiscal year change on North American comparisons caused a decline in Universal’s earnings for its second fiscal quarter. Net income for the quarter that ended on September 30, 2004, was $13.9 million, or $.54 per diluted share, compared to $37.4 million, or $1.48 per diluted share, for the three months ended December 31, 2003, which is the most comparable quarter for fiscal year 2004 because of last year’s change in the fiscal year. Net income for the six months ended September 30, 2004, was $34.3 million, or $1.34 per diluted share, versus $71.8 million, or $2.85 per diluted share in the six months ended December 31, 2003. The results for the quarter and the six months reflect a charge of $14.9 million for the announced EU fines on subsidiaries of the Company related to tobacco buying practices in Spain. As the fines are not tax deductible, the charge reduced earnings by $.58 per diluted share. Revenues were $860 million in the quarter and $1.6 billion for the first six months compared to $801 million and $1.6 billion, respectively, the prior year.

Tobacco results were lower in the quarter because of the EU fines, changes in the monetary system in Zimbabwe, and the impact of the fiscal year change on North American comparisons. Due to the reporting lag that was eliminated as part of the fiscal year change in 2004, management believes that the quarter that ended on December 31, 2003, is the quarter most comparable to that ended September 30, 2004. These periods are comparable because foreign results, which represent the majority of the Company’s business, are compared to the same operating months in the fiscal year. However, results for North American operations for these periods are not comparable. Processing volumes are at their highest level in the United States and begin in Canada between October 1 and December 31, and these higher volumes were reported in last year’s second quarter. However, because of the change in fiscal year, they will not be reported until the third quarter of fiscal year 2005. In addition, the prior year’s second quarter reflected a $6 million benefit from the one-time shift in the allocation of fixed factory overhead in the United States, which also was associated with the change in the Company’s fiscal year. The benefit was $8 million for the six months. Overall, prior year results for the tobacco segment were approximately $11 million higher for the second quarter and six months due to the effect of the fiscal year change. The changing monetary system in Zimbabwe has created volatility in the translation of our earnings in that country into U.S. dollars. As a result, since January 1, 2004, we have not been able to offset inflationary cost increases with interest on local deposits or gains on conversion of U.S. dollars into local currency, and this has negatively impacted current year comparisons. During the quarter, the effect of delayed shipments from Africa caused by increased customer pre-shipment inspections for quality was offset by increased shipments from South America, but the increase in the quarter was not sufficient to erase the effect of the late Brazilian crop on the year-to-date results. Thus for the six months, aggregate shipments from those regions remained down significantly. Along with the seasonal effect of the change in fiscal year end on North American operations, these lower shipments were the primary cause of the $109 million decline in tobacco revenues for the six months. We expect the bulk of the African and South American crops to be shipped over the remainder of this fiscal year.

For the second consecutive quarter, non-tobacco operations in aggregate produced double-digit growth in operating results. Revenues and earnings from the agri-products segment were the principal source of improvement in the second quarter, and were up for the six months, due to increased volumes in natural rubber, tea, and seeds. During the quarter, the lumber and building products segment revenues and operating profit benefited from a 7.5% appreciation in the euro relative to the U.S. dollar. For the six months, in addition to the positive effects of the 6% appreciation of the euro, revenues and earnings grew because of the May 2004 acquisition of two small distributors of garden timbers and products. Earnings also benefited from strong spring garden products sales and product mix, as well as continuing attention to cost control.

Selling, general and administrative expenses were up in the quarter and in the six months reflecting the weakness of the U.S. dollar and higher legal and professional fees, including costs of complying with the requirements of Section 404 of the Sarbanes-Oxley Act. Higher legal fees were associated with the European Union’s investigation of tobacco buying practices in Spain. Increases in exchange gains related to net monetary assets denominated in local currencies, primarily in South America and Africa, offset these higher costs by $5.4 million in the quarter, but over the six month period, the gain was not sufficient to offset the $7.5 million in similar exchange losses incurred in the first quarter. The weakness of the U.S. dollar increased expenses by $2 million in the quarter and $3 million in the six months. Interest expense increased for the quarter due to higher debt balances and the effect of increasing interest rates on variable-rate debt.

The Company’s annual effective tax rate is expected to be approximately 43.5% because of the non-deductible EU fines, excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate, and local tax expense recorded by a foreign subsidiary with a loss projected for fiscal year 2005. However, the full impact of the EU fine was reflected in the second quarter, causing the effective tax rate to be 56% in the quarter and 48% for the six months.

In October 2004, legislation was signed into law, eliminating the federal tobacco program through a $10 billion industry-financed buyout. The quota buyout provides the opportunity for U.S. leaf to become more competitive in the world market. If U.S. farmers rise to the challenge, increases in U.S. leaf exports and in U.S. tobacco production could eventually mean higher volumes for our processing facilities and important opportunities for jobs and profits in our U.S. operations.

Putting aside the impact of the EU fines, we continue to expect a good year despite the lower results reported for the first six months. We believe the shipping delays in Brazil and Africa are primarily timing issues, which should be overcome in the second half of the year. Comparisons for the year will be difficult due to the inclusion of approximately $11 million in U.S. factory overhead costs that were not in the nine-month transitional year. African volumes will be lower for the year as the Zimbabwe crop continues to decline in response to the economic and political turmoil in that country. The benefits of our investments in projects to expand leaf production in a number of other African origins are not expected to contribute significantly to our earnings before fiscal year 2006. Lumber and building product operations continue to perform well and are expected to earn more than last year. Results from agri-products have been improving recently. In addition, as we have pointed out, the effective income tax rate will be higher for the year, as will our costs associated with the EU fines and the implementation of the Sarbanes-Oxley 404 requirements. We expect to have a stronger second half of the fiscal year as shipments from Africa and Brazil increase.

The Company does not provide guidance on earnings. The Company cautions readers that any statements contained herein regarding earnings and expectations for our performance are forward-looking statements based upon management’s current knowledge and assumptions about future events, including anticipated levels of demand for and supply of the Company’s products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; and general economic, political, market, and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro. Actual results, therefore, could vary from those expected. For more details on important factors that could cause actual results to differ from our expectations, see the section “Factors That May Affect Future Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Notes to the Consolidated Financial Statements in Item 8 of the Company’s Transition Report on Form 10-K for the nine months ended March 31, 2004, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of September 30, 2004, tobacco inventory of $793 million included about $692 million in inventory that was committed for sale to customers and about $101 million that was not committed. Committed inventory, after deducting $175 million in customer deposits, represents our net exposure of $517 million. We maintain a substantial portion of our debt at variable interest rates either directly or through interest rate swaps in order to substantially mitigate the interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $607 million at September 30, 2004. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $6 million, about 85% of that amount should be offset with changes in customer charges.

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

Commodity

We use commodity futures in our rubber business to reduce the risk of price fluctuations. We do not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amount recorded during the quarters ended September 30, 2004, and December 31, 2003, were not material.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 20, 2004, the European Commission (the “Commission”) announced in a press release that it had imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Universal previously disclosed the Commission’s investigation of this matter and that its Spanish subsidiary, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, was believed to have jointly agreed to the terms of sale of green tobacco and qualities to be purchased from associations of farmers. Because of those past practices, the earlier disclosures indicated that the Company expected TAES would be assessed a fine, but a liability had not been recorded since no amount could be estimated. In its October 20th press release, the Commission indicated that a fine of €108,000 (approximately $135,000) had been assessed TAES, and a fine of €11.88 million (approximately $14.8 million) had been assessed Deltafina SpA (“Deltafina”), an Italian subsidiary of the Company that does not purchase or process raw tobacco in the Spanish market, but is a significant buyer of tobacco from the various Spanish processors. According to the Commission’s press release, Deltafina received the largest fine because it is the “biggest buyer in the Spanish tobacco processing sector and also acted as the cartel leader.”

Although the Commission has not yet served its decision on TAES or Deltafina, the Company believes that there are inconsistencies between the decision and both the facts and the Commission’s Statement of Objections in the case, specifically as it relates to the fine assessed Deltafina. Pending a complete review of the decision, management anticipates that an appeal will be filed. However, the appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. Deltafina may be required to provide a bond in order to appeal the decision.

The Company has recorded a charge of approximately $14.9 million in the quarter ending September 30, 2004, to accrue the full amount of the fines assessed Deltafina and TAES. Since the obligation may be secured by a bond during the appeal process, and the appeal is likely to take several years to complete, the accrued liability is reported in other long-term liabilities in the consolidated balance sheet. Because the Company expects that any fine ultimately paid by Deltafina will not be deductible under Italian income tax law, Deltafina has not recorded an income tax benefit on the charge. As a result, both pretax and net earnings for the quarter and six months ended September 30, 2004, were reduced by approximately $14.9 million, or $0.58 per share, due to the fines.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on August 5, 2004.

(c) At the Meeting, the shareholders elected four directors to serve three-year terms. The voting with respect to each nominee was as follows:

Nominee	Term	Votes For	Votes Withheld	Broker Non-votes
Chester A. Crocker	3	23,290,944	363,919	0
Charles H. Foster, Jr.	3	22,051,281	1,603,582	0
Thomas H. Johnson	3	22,924,246	730,617	0
Jeremiah J. Sheehan	3	22,975,567	679,296	0

The terms of office of the following directors continued after the Meeting: John B. Adams, Jr., Joseph C. Farrell, Allen B. King, Eddie N. Moore, Jr., Hubert R. Stallard, Walter A. Stosch and Eugene P. Trani.

Also at the Meeting, the shareholders voted to reapprove the Universal Corporation Executive Officer Annual Incentive Plan, as amended. The voting was as follows:

Votes For	Withheld	Abstain
19,566,390	1,300,246	755,351

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

ITEM 6. EXHIBITS

a.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and
Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)