Form 10-Q
period 2004-12-31
UNIVERSAL CORP /VA/
filed 2005-02-08
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2004

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

As of February 1, 2005, the total number of shares of common stock outstanding was 25,621,539.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

Three and Nine Months Ended December 31, 2004, and March 31, 2004

(In thousands of dollars, except share and per share data)

	THREE MONTHS		NINE MONTHS
	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$852,346	$683,540	$2,449,658	$2,271,152

Costs and expenses
Cost of goods sold	705,758	541,318	2,016,485	1,829,219
Selling, general and administrative expenses	94,602	86,747	275,271	250,307
European Commission fines	—	—	14,908	—

Operating income	51,986	55,475	142,994	191,626
Equity in pretax earnings of unconsolidated affiliates	8,917	4,148	9,838	6,044
Interest expense	15,721	11,758	42,484	35,032

Income before income taxes and other items	45,182	47,865	110,348	162,638
Income taxes	17,956	18,011	49,259	59,329
Minority interests	(681)	2,013	(1,158)	3,673

Net income	$27,907	$27,841	$62,247	$99,636

Earnings per common share - basic	$1.09	$1.10	$2.44	$3.97

Earnings per common share - diluted	$1.08	$1.09	$2.42	$3.94

Retained earnings - beginning of period			$679,202	$592,673
Net income			62,247	99,636
Net income of foreign subsidiaries for the three months ended March 31, 2004 (see Note 2)			—	18,854
Cash dividends declared ($1.20 for the nine months ended December 31, 2004, $1.14 for the nine months ended March 31, 2004)			(30,671)	(28,693)
Purchase of common stock			—	(3,268)

Retained earnings - end of period			$710,778	$679,202

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$70,523	$39,310
Accounts receivable, net	418,377	432,546
Advances to suppliers, net	147,506	140,758
Accounts receivable - unconsolidated affiliates	6,182	6,156
Inventories - at lower of cost or market:
Tobacco	637,889	562,927
Lumber and building products	175,045	138,423
Agri-products	172,365	106,214
Other	48,623	35,071
Prepaid income taxes	19,650	9,635
Deferred income taxes	16,719	16,908
Other current assets	46,554	38,721

Total current assets	1,759,433	1,526,669

Property, plant and equipment - at cost
Land	75,246	60,823
Buildings	403,596	364,948
Machinery and equipment	729,876	694,314

	1,208,718	1,120,085
Accumulated depreciation	(602,078)	(559,217)

	606,640	560,868

Other assets
Goodwill and other intangibles	138,362	134,664
Investments in unconsolidated affiliates	94,000	94,460
Deferred income taxes	61,341	62,489
Other noncurrent assets	129,897	103,623

	423,600	395,236

Total assets	$2,789,673	$2,482,773

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2004	March 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$353,141	$244,031
Accounts payable	313,839	331,963
Accounts payable - unconsolidated affiliates	185	2,571
Customer advances and deposits	125,107	59,894
Accrued compensation	27,866	32,703
Income taxes payable	32,440	22,007
Current portion of long-term obligations	130,035	45,941

Total current liabilities	982,613	739,110

Long-term obligations	741,519	770,296

Postretirement benefits other than pensions	42,643	41,721

Other long-term liabilities	139,276	93,739

Deferred income taxes	50,982	43,691

Total liabilities	1,957,033	1,688,557

Minority interests	32,029	34,383

Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding
Common stock, no par value, authorized 100,000,000 shares, 25,621,539 issued and outstanding shares (25,446,975 at March 31, 2004)	112,914	112,505
Retained earnings	710,778	679,202
Accumulated other comprehensive income (loss)	(23,081)	(31,874)

Total shareholders’ equity	800,611	759,833

Total liabilities and shareholders’ equity	$2,789,673	$2,482,773

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended December 31, 2004, and March 31, 2004

(In thousands of dollars)

	NINE MONTHS
	December 31, 2004	March 31, 2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,247	$99,636
Depreciation	51,913	45,519
Amortization	2,641	3,348
Other adjustments to reconcile net income to net cash provided by operating activities	(9,711)	(10,756)
Changes in operating assets and liabilities	(106,509)	(163,913)
Accrued liability for European Commission fines	14,908	—

Net cash provided (used) by operating activities	15,489	(26,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(67,108)	(63,243)
Purchase of businesses, net of cash acquired	(15,934)	—
Sales of property, plant and equipment, and other	3,711	2,837

Net cash used in investing activities	(79,331)	(60,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	79,421	(607)
Issuance of long-term debt	95,000	202,967
Repayment of long-term debt	(52,269)	(96,008)
Issuance of common stock	2,930	22,028
Purchases of common stock	—	(3,456)
Dividends paid	(30,671)	(28,693)
Other	—	(162)

Net cash provided by financing activities	94,411	96,069

Effect of exchange rate changes on cash	644	732

Net increase in cash and cash equivalents	31,213	10,229
Net decrease in cash and cash equivalents of foreign subsidiaries for the three months ended March 31, 2004 (see Note 2)	—	(15,578)
Cash and cash equivalents at beginning of year	39,310	44,659

Cash and cash equivalents at end of period	$70,523	$39,310

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

NOTE 2. CHANGE IN FISCAL YEAR END AND ELIMINATION OF REPORTING LAG FOR FOREIGN SUBSIDIARIES

The Company changed its fiscal year end from June 30 to March 31, effective March 31, 2004. In addition to better matching the fiscal reporting period with the crop and operating cycles of the Company’s largest operations, the change allowed the Company to eliminate the three-month reporting lag previously used by most of its foreign subsidiaries. The Company and all of the Company’s consolidated subsidiaries now have the same fiscal reporting period.

Throughout the fiscal year that will end on March 31, 2005, quarterly financial statements will include comparative information for the same sequential quarter of the prior year. Due to the year-end change, interim quarters in fiscal year 2005 will end three months earlier than the corresponding quarters in fiscal year 2004. Management believes this presentation provides the most appropriate comparison since foreign results, which represent the majority of the Company’s business, are generally compared for the same operating months in each year, due to the reporting lag in 2004. Due to the year-end change, the Company’s financial position at December 31, 2004, and its results of operations for the nine-month interim period that ended on that date are presented with comparative financial information for the nine-month transition year ended March 31, 2004, which was audited. The consolidated balance sheet and all information presented for balance sheet accounts at March 31, 2004, include the operations of foreign subsidiaries for the three months ended March 31, 2004, which were not reflected in the operating results for the nine-month transition year due to the prior reporting lag.

Due to the year-end change, the results for the comparative three and nine-month periods ended March 31, 2004, exclude approximately $3 million and $11 million, respectively, of fixed factory overhead expense related to the Company’s U.S. tobacco operations. Comparisons of summarized historical financial information are provided in Note 13 that present data for the quarter and nine months ended March 31, 2004, recast for the effect of eliminating the reporting lag (including an adjustment for the U.S. factory overhead); however, it is not practical to provide recast data for all information reported in the financial statements.

NOTE 3. ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”). FSP No. 106-2 provides guidance on accounting for the effects of a subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare. In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects would include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act. FSP No. 106-2 was effective for Universal for the interim period ending September 30, 2004, the second quarter of fiscal year 2005. The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare, and it will therefore qualify for the subsidy for an initial period of time after the Act is implemented until actuarial equivalency changes due to existing limits on the Company’s cost of providing the benefit. The Company has concluded that the effects of the Medicare subsidy will not constitute a “significant event” as defined in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As a result, the effects of the Act will be incorporated in the next regular measurement of plan obligations, which will be reflected in the Company’s financial statements in the fourth quarter of fiscal year 2005. The adoption of FSP No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“Statement No. 151”). Statement No. 151 amends Accounting Research Bulletin No. 43 (“ARB No. 43”) to clarify that abnormal amounts of production-related costs, such as idle facility expense, freight, handling costs, and wasted materials, should be recognized as current-period charges rather than being recorded as inventory cost. Statement No. 151 also requires that allocation of fixed production overhead to inventory cost be based on the normal capacity of a company’s production facilities. Universal is in the process of evaluating the effects of Statement No. 151 on its accounting for production operations, but does not currently expect the impact to be material to its financial statements. Statement No. 151 is not effective for Universal until fiscal year 2007; however, earlier application is permitted.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, titled “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R requires that share-based payments, such as grants of stock options, restricted shares, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. The earlier guidance that Statement No. 123R replaced allowed companies the alternative of recognizing expense for share-based payments in their financial statements or disclosing the pro forma effect of those payments in the notes to the financial statements. Universal periodically issues share-based payments to employees under its compensation programs and has elected to make pro forma disclosures under the current accounting guidance. The Company is required to adopt Statement No. 123R for the quarter ending September 30, 2005, which is the second quarter of fiscal year 2006. Beginning in that quarter, the Company will recognize expense over the service period for the fair value of all grants issued after June 30, 2005, as well as expense attributable to the remaining service period for all prior grants that have not fully vested by that date. The Company is considering certain changes for future share-based grants and is evaluating the alternative valuation models that may be used for share-based payments issued after the adoption of Statement No. 123R. At this time, the Company does not expect the effect of adopting Statement No. 123R to be significantly different from the impact on net earnings reported in prior periods under the disclosure provisions of the existing Statement No. 123.

In December 2004, the FASB issued two Staff Positions (“FSPs”) addressing accounting and disclosure issues related to certain provisions of the American Jobs Creation Act of 2004, which was signed into law in October 2004. FSP No. 109-1 addresses the application of FASB Statement No. 109 to the new tax deduction for qualified domestic production activities provided by this legislation. FSP No. 109-2 addresses accounting and disclosure considerations related to the one-time dividends received deduction the legislation provides to encourage U.S. companies to repatriate earnings from foreign subsidiaries. The Company’s current U.S. tax position significantly limits the potential benefit of both of these provisions of the American Jobs Creation Act. As a result, neither FSP is expected to have a material effect on the consolidated financial statements.

NOTE 4. EUROPEAN COMMISSION FINES

In October of 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Prior to the announcement of the fines, Universal disclosed the Commission’s investigation of this matter and that its Spanish subsidiary, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, was believed to have jointly agreed to the terms of sale of green tobacco and qualities to be purchased from associations of farmers. Because of those past practices, the earlier disclosures indicated that the Company expected TAES would be assessed a fine, but a liability had not been recorded since no amount could be estimated. In its decision, the Commission imposed a fine of €108,000 (approximately $135,000) on TAES, and a fine of €11.88 million (approximately $14.8 million) on Deltafina S.p.A. (“Deltafina”), an Italian subsidiary of the Company. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors.

In January of 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The main grounds of appeal are that the Commission erred in imposing liability on Deltafina as a cartel participant, particularly as the cartel leader, when Deltafina was not an actual party to the agreement and was incapable of acting in the relevant market. In addition, Deltafina argues that (i) the Commission failed to allege that Deltafina was a member of the cartel and cartel leader prior to issuing its decision, thereby impairing Deltafina’s right to defend itself, and (ii) that the Commission failed to try to prove that the practices affected trade between Member States of the European Community. The appeal also argues that the Commission incorrectly calculated the amount of the Deltafina fine. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. Deltafina will be required to provide a bond or pay the fine into an interest-bearing escrow account in order to stay execution during the appeal process.

The Company recorded a charge of approximately $14.9 million in the quarter ending September 30, 2004, to accrue the full amount of the fines assessed Deltafina and TAES (the “EU fines”). Since the obligation may be secured by a bond during the appeal process, and the appeal is likely to take several years to complete, the accrued liability is reported in other long-term liabilities in the consolidated balance sheet. Because the Company expects that any fine ultimately paid by Deltafina will not be deductible under Italian income tax law, the Company has not recorded an income tax benefit on the charge. As a result, both pretax and net earnings for the nine months ended December 31, 2004, were reduced by approximately $14.9 million, or $0.58 per share, due to the fines. The impact of the charge on the Company’s consolidated effective income tax rate is discussed in Note 8.

In 2002, the Company reported that it was aware that the Commission was investigating certain aspects of the tobacco leaf markets in Italy. Deltafina buys and processes tobacco in Italy. The Company reported that it did not believe that the Commission investigation in Italy would result in penalties being assessed against it or its subsidiaries that would be material to the Company’s earnings. The reason the Company held this belief was that it had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation. On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. The Company believes that the Commission does not know all of the facts concerning that disclosure, and Deltafina intends to inform the Commission of those facts in a hearing. In addition, neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity contain a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March of 2002, and the Commission never told Deltafina that the disclosure would be a problem. In the event that the Commission does not reinstate Deltafina’s immunity, it is likely that the Commission will impose a fine on Deltafina. Current guidelines allow the Commission to assess fines in this case in amounts that would be material to the Company’s earnings. However, management is unable to estimate an amount at this time, and no liability has been recorded in the financial statements.

NOTE 5. GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At December 31, 2004, total exposure under subsidiaries’

guarantees issued for banking facilities of Brazilian farmers was approximately $223 million. About 67% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers upon delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers. The fair value of guarantees was not material to the Company’s financial position. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, approximately $223 million, and any unpaid accrued interest. In addition, the Company has contingent liabilities of approximately $11.2 million that consist primarily of bid and performance bonds. The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote. The accrual recorded for the value of the guarantees was not material to the Company’s financial position at December 31, 2004.

In recent years, economic and political changes in Zimbabwe have led to a significant decline in tobacco production in that country. Universal has been able to offset the effect of this decline on its business with increased production in other countries. If the political situation in Zimbabwe were to further deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was approximately $53 million at December 31, 2004.

NOTE 6. RESTRUCTURING

During fiscal year 2003, the Company recorded about $33 million in restructuring charges associated with rationalization of U.S. and African tobacco operations. Approximately $28 million of the charges were to record the severance cost associated with approximately 941 hourly employees and 366 salaried employees. During the nine months ended December 31, 2004, the Company paid approximately $4.3 million in direct severance payments under the plan to 58 employees.

Changes in severance liabilities are shown below:

(in thousands of dollars)	Nine months ended December 31, 2004	Nine-month transition year ended March 31, 2004
Beginning balance	$9,019	$13,399
Payments	(5,017)	(4,380)

Ending balance	$4,002	$9,019

Approximately $2.8 million of the severance liabilities represent postretirement benefits the affected employees will receive prior to normal retirement age and are expected to be paid out over the next four years. The remaining balance represents severance payments that are expected to be paid out over the next three months.

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

	THREE MONTHS		NINE MONTHS
(in thousands of dollars, except per share data)	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004
Net income	$27,907	$27,841	$62,247	$99,636
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(1,494)	(1,057)	(3,952)	(3,198)

Pro forma net income under fair value method	$26,413	$26,784	$58,295	$96,438

Earnings per share - basic	$1.09	$1.10	$2.44	$3.97
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.06)	(0.04)	(0.16)	(0.12)

Pro forma earnings per share - basic	$1.03	$1.06	$2.28	$3.85

Earnings per share - diluted	$1.08	$1.09	$2.42	$3.94
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.05)	(0.04)	(0.15)	(0.12)

Pro forma earnings per share - diluted	$1.03	$1.05	$2.27	$3.82

As discussed in Note 3, the FASB has recently issued Statement No. 123R, “Share-Based Payment,” which will require companies to report the fair value of stock option grants and other share-based payments as expense over the requisite service period. Universal will be required to adopt Statement No. 123R for the quarter ending September 30, 2005, which is the second quarter of fiscal year 2006.

NOTE 8. INCOME TAXES

The Company’s consolidated effective income tax rates for the quarter and nine months ended December 31, 2004, are 40% and 45%, respectively. The effective tax rate for the quarter is higher than the 35% U.S. marginal corporate tax rate primarily due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate and to local tax expense recorded by a foreign subsidiary with a U.S. dollar loss projected for fiscal year 2005. For the nine months, the effective tax rate is also higher by approximately 5% due to the fact that no income tax benefit was recognized on the $14.9 million charge recorded for the EU fines discussed in Note 4. The Company’s consolidated effective tax rate is expected to be approximately 43% for the fiscal year.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	THREE MONTHS		NINE MONTHS
(in thousands of dollars, except share and per share data)	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004
Net income	$27,907	$27,841	$62,247	$99,636

Denominator for basic earnings per share:
Weighted average shares	25,564,158	25,275,756	25,523,062	25,071,515
Effect of dilutive securities:
Employee stock options	159,267	255,795	173,631	205,417

Denominator for diluted earnings per share	25,723,425	25,531,551	25,696,693	25,276,932

Earnings per share – basic	$1.09	$1.10	$2.44	$3.97

Earnings per share – diluted	$1.08	$1.09	$2.42	$3.94

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings is as follows:

	THREE MONTHS		NINE MONTHS
(in thousands of dollars)	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004
Net income	$27,907	$27,841	$62,247	$99,636
Foreign currency translation adjustment	10,455	15,055	12,747	24,427
Minimum pension liability	—	12,025	—	12,025
Foreign currency hedge adjustment	(2,372)	—	(3,954)	—

Comprehensive income	$35,990	$54,921	$71,040	$136,088

The adjustment to the minimum pension liability is recorded annually in the final quarter of the fiscal year based on actuarial calculations. In the prior year, it was recorded in the quarter and nine months ended March 31, 2004, since that was the final quarter of the Company’s shortened transition year. The currency hedge adjustment relates to a foreign currency hedge entered into at the end of the prior fiscal year.

NOTE 11. SEGMENT INFORMATION

Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	THREE MONTHS		NINE MONTHS
(in thousands of dollars)	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004

SALES AND OTHER OPERATING REVENUES
Tobacco	$456,717	$346,260	$1,276,980	$1,275,975
Lumber and building products distribution	200,348	200,635	617,026	590,903
Agri-products	195,281	136,645	555,652	404,274

Consolidated total	$852,346	$683,540	$2,449,658	$2,271,152

OPERATING INCOME
Tobacco	$54,101	$52,354	$129,438	$181,046
Lumber and building products distribution	10,236	8,905	34,323	24,692
Agri-products	3,344	2,642	10,586	8,160

Total segment operating income	67,681	63,901	174,347	213,898

Corporate expenses	(6,778)	(4,278)	(21,515)	(16,228)
Equity in pretax earnings of unconsolidated affiliates	(8,917)	(4,148)	(9,838)	(6,044)

Consolidated total	$51,986	$55,475	$142,994	$191,626

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

The components of the Company’s net periodic benefit cost are as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	THREE MONTHS		THREE MONTHS		THREE MONTHS
(in thousands of dollars)	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004
Service cost	$773	$714	$1,303	$1,247	$213	$279
Interest cost	1,849	1,695	2,740	2,767	611	916
Expected return on plan assets	(1,616)	(1,463)	(2,578)	(2,601)	(46)	(46)
Settlement cost	—	—	—	242	—	—
Net amortization and deferral	1	(46)	598	639	55	130

Net periodic benefit cost	$1,007	$900	$2,063	$2,294	$833	$1,279

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	NINE MONTHS		NINE MONTHS		NINE MONTHS
(in thousands of dollars)	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004
Service cost	$2,228	$2,143	$3,911	$3,740	$638	$835
Interest cost	5,319	5,086	8,220	8,302	2,278	2,749
Expected return on plan assets	(4,648)	(4,389)	(7,734)	(7,803)	(137)	(137)
Settlement cost	—	—	1,536	1,671	—	—
Net amortization and deferral	5	(140)	1,794	1,916	165	390

Net periodic benefit cost	$2,904	$2,700	$7,727	$7,826	$2,944	$3,837

In the nine months ended December 31, 2004, the Company has made contributions of $3.8 million to foreign plans and $7.9 million to domestic plans and expects to make additional contributions of $1.7 million to foreign plans and $2.3 million to domestic plans in the remaining three months of fiscal year 2005.

NOTE 13. COMPARISON TO SUMMARIZED HISTORICAL INFORMATION RECAST FOR THE EFFECT OF ELIMINATING THE REPORTING LAG FOR FOREIGN SUBSIDIARIES

As discussed in Note 2, in connection with its change in fiscal year end, the Company eliminated the three-month reporting lag previously used for most of its foreign subsidiaries. Beginning with the first quarter of fiscal year 2005, all of the Company’s consolidated subsidiaries follow the same fiscal reporting period. To facilitate comparisons, unaudited summarized financial information for the four quarters in the twelve-month period ended March 31, 2004, recast for the effect of eliminating the reporting lag, has been prepared. Comparisons to the recast information for the three and nine months ended December 31, 2003, are as follows:

	THREE MONTHS		NINE MONTHS
(in thousands of dollars, except per share data)	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
		(Recast)		(Recast)
Sales and other operating revenues	$852,346	$773,865	$2,449,658	$2,314,071
Operating income	51,986	49,837	142,994	156,557
Income before income taxes and other items	45,182	41,124	110,348	127,802
Net income	27,907	23,778	62,247	76,478
Net income:
Per common share	$1.09	$0.95	$2.44	$3.06
Per diluted common share	$1.08	$0.94	$2.42	$3.04

The results for the nine-month period ended December 31, 2004, include a $14.9 million charge for the EU fines (see Note 4). Since no income tax benefit was recognized on this charge, it reduced net income by $14.9 million, or $0.58 per share.

The recast results for the quarter and nine months ended December 31, 2003, include a charge of $7.6 million, which is $4.9 million after taxes or $0.20 per share, related to costs associated with a customer’s rejection of certain shipments of tobacco in that period by a foreign subsidiary. The recast results for the nine months ended December 31, 2003 also include restructuring charges of $5.7 million, which is $3.7 million after taxes or $0.15 per share, and a charge of $12 million, which is $7.7 million after taxes or $0.31 per share, related to the settlement of a lawsuit.

In addition, the recast results include adjustments before taxes of $3 million for the three months and $11 million for the nine months to reflect the allocation of U.S. fixed factory overhead to those periods. Reported results for those periods excluded this expense due to the year-end change.

NOTE 14. SUBSEQUENT EVENT

On January 7, 2005, the Company entered into a five-year revolving bank credit agreement. This agreement provides for a credit facility of $500 million, which matures on January 7, 2010. Borrowings under the credit facility will bear interest at variable rates, based on either 1) LIBOR plus a negotiated spread (initially 0.75%) or 2) the higher of the federal funds rate plus 0.5% or Prime rate, each plus a negotiated spread (initially 0.0%). The interest rate of 3.15% on the initial borrowings was calculated based on a 30-day LIBOR rate of 2.40%. The Company pays a facility fee on the credit facility. Loans made under the credit facility may be used for commercial paper backup, to refinance certain existing indebtedness, to provide general working capital, or for general corporate purposes. Under the terms of the credit agreement, the Company must maintain a minimum level of tangible net worth and observe a restriction on debt levels.

As a condition of closing the credit facility, the Company terminated an existing, undrawn $250 million revolving credit facility and repaid $103 million outstanding under a term loan, each of which would have matured on April 7, 2006. A combination of existing cash balances and proceeds from borrowings under the new credit facility were used to repay the term loan. The principal balance of the term loan is included in the current portion of long-term obligations at December 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Fiscal Year End

We changed our fiscal year end from June 30 to March 31, effective March 31, 2004. In addition to better matching the fiscal reporting period with the crop and operating cycles of our largest operations, the change allowed us to eliminate the three-month reporting lag previously used by most of our foreign subsidiaries. We and all of our consolidated subsidiaries now have the same fiscal reporting period. Throughout the fiscal year that will end on March 31, 2005, quarterly financial statements will include comparative information for the same sequential quarter of the prior year. Due to the year-end change, interim quarters in fiscal year 2005 will end three months earlier than the corresponding quarters in fiscal year 2004. We believe this presentation provides the most appropriate comparison since foreign results, which represent the majority of our business, are generally compared for the same operating months in each year, due to the reporting lag in 2004.

Liquidity and Capital Resources

Overview

Our liquidity and capital resource requirements are predominantly short term in nature and primarily relate to working capital required for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements. The marketing of the crop in each geographic area is heavily influenced by weather conditions and follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to reduce liquidity risk.

Working Capital

Working capital at December 31, 2004, was $777 million, down slightly from the level at March 31, 2004. We expect seasonal increases in working capital items as tobacco inventories increase during the first half of the fiscal year when tobacco is received and processed in Africa and Brazil and is awaiting shipment to customers. During the second half of the year, the balances usually begin to decline as inventories are shipped and receivables collected. During the nine months ended on December 31, 2004, record crops in certain African origins and late delivery by farmers of record crops in Brazil, coupled with delayed shipments in both Brazil and Africa, caused significant increases in inventories. However, shipping backlogs have been erased in Brazil and are being eliminated in Africa. Tobacco inventories at December 31, 2004, were $638 million, up $75 million from the level at March 31, 2004 and down $155 million from the level at September 30, 2004. We expect that most of the delayed shipments will be completed by the end of the fiscal year. Customer advances and deposits increased by $65 million during the nine months. In addition, the strong euro and several acquisitions in the lumber and building products and agri-products segments caused inventory increases in those segments. Increased sales volumes also required larger inventories in agri-products. Working capital declined from the level at March 31, 2004, because our term loan, under which $106 million was outstanding at December 31, 2004, was classified as a current liability as it was repaid at the closing of a new bank credit facility in January 2005.

Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. Thus, the nine-month $75 million increase in tobacco inventory to $638 million represents primarily tobacco that has been committed to customers. Committed inventories increased by about $85 million to about $543 million, leaving uncommitted inventories level at about $95 million. During the nine months, customer advances increased by about $65 million, to $125 million, providing the majority of the funding for the inventory increase. The level of customer advances can vary from year to year as customers review their circumstances. Accordingly, we treat such advances as borrowings when we review our balance sheet structure. In addition, guarantees of obligations of Brazilian farmers were $223 million, which are seasonally high at the beginning of the buying season in Brazil.

Investing Activities

During the nine months ended December 31, 2004, we invested about $67 million in our properties. The largest portion of that was spent in Africa, where we are building a processing facility in Mozambique. Spending was nearly the same during the nine-month transition year 2004 as construction of the new North Carolina plant was completed.

Our lumber and building products segment acquired three small companies that manufacture and distribute garden products, and our agri-products group acquired the controlling interest in a small company that trades nuts and dried fruits.

Financing Activities

Debt increased during the nine months as we funded our working capital needs. Total debt increased by $164 million through the issuance of medium-term notes and commercial paper. In August 2004, we issued $95 million in 5.0% medium-term notes due September 1, 2011.

As of December 31, 2004, we were in compliance with the covenants of our debt agreements. We had $250 million in committed credit lines, which are used to back up short-term borrowings. In addition, we had $105 million available on our shelf registration and over $500 million in uncommitted bank lines. Our short-term debt and current maturities of long-term debt totaled $413 million, net of cash. Thus, we believe that our liquidity and capital resources at December 31, 2004, remained adequate to support our foreseeable operating needs; however, given the effect of the shipping delays in Brazil and Africa, we decided to increase our committed sources of liquidity.

On January 7, 2005, we took advantage of favorable credit markets and entered into a five-year revolving bank credit agreement. This agreement provides for a credit facility of $500 million, which matures on January 7, 2010. Borrowings under the credit facility will bear interest at variable rates, based on either 1) LIBOR plus a negotiated spread (initially 0.75%) or 2) the higher of the federal funds rate plus 0.5% or Prime rate, each plus a negotiated spread (initially 0.0%). We pay a facility fee on the credit facility. Loans made under the credit facility may be used for commercial paper backup, to refinance certain existing indebtedness, to provide general working capital, or for general corporate purposes. Under the terms of the credit agreement, we must maintain a minimum level of tangible net worth and observe a restriction on debt levels.

As a condition of closing the credit facility, we terminated an existing, undrawn $250 million revolving credit facility and repaid $103 million outstanding under a term loan, each of which would have matured on April 7, 2006. A combination of existing cash balances and proceeds from borrowings under the new credit facility were used to repay the term loan. The principal balance of the term loan is included in the current portion of long-term obligations at December 31, 2004.

Results of Operations

Net income for the quarter that ended on December 31, 2004, was $27.9 million, or $1.08 per diluted share, compared to $27.8 million, or $1.09 per diluted share, for the three months ended March 31, 2004, which is the most comparable quarter for fiscal year 2004 because of last year’s change in the fiscal year. Net income for the nine months ended December 31, 2004, was $62.2 million, or $2.42 per diluted share, versus $99.6 million, or $3.94 per diluted share in the nine months ended March 31, 2004. The results for the nine months this year reflect a charge of $14.9 million for last quarter’s announced EU fines on our subsidiaries due to their tobacco buying practices in Spain. As the fines are not tax deductible, the charge reduced the nine-month earnings by $0.58 per diluted share. Revenues were $852 million in the quarter and $2.4 billion for the first nine months compared to $684 million and $2.3 billion, respectively, the prior year.

Tobacco revenues were flat for the nine months, but up by about $110 million for the quarter ended December 31, 2004, as shipment timing differences continued to reverse. However, tobacco results were only slightly higher in the quarter as the positive comparisons caused by last year’s $7.6 million charge associated with customer-rejected tobacco, coupled with this year’s higher tobacco shipments from Africa and Brazil and earlier shipments of current crop oriental tobaccos, were offset by the effects of the changing monetary system in Zimbabwe and the change in fiscal year end. In addition, the Company recognized a $6.4 million provision for the estimated loss on realization of certain value-added tax credits in Brazil. That expense was partially offset by net currency remeasurement gains of $3.6 million.

The nine-month tobacco results continued to be significantly below the prior year’s nine-month results due to the effect of changes in the monetary system in Zimbabwe, the impact of the change in our fiscal year end last year, the value-added tax provision in Brazil, and pricing pressures caused by larger crops and competitive pricing, particularly in South America and Africa. Changes in the monetary system in Zimbabwe in January 2004 have created volatility in the translation of our earnings in that country into U.S. dollars. As a result, since that time, we have not been able to offset inflationary cost increases with interest on local deposits or gains on conversion of U.S. dollars into local currency, and this has negatively impacted current year comparisons.

Because of the elimination of the reporting lag as part of the fiscal year change in 2004, we believe that the quarter that ended on March 31, 2004, is the quarter most comparable to that ended December 31, 2004. These periods are comparable because results from the sale of foreign tobacco, which represent the majority of our business, are compared to the same operating months in the fiscal year. However, results for operations selling North American tobacco for these periods are not comparable. The vast majority of the operating results for subsidiaries selling North American tobacco for the 2003 crop processing season were recorded during the nine months ended March 31, 2004. However, we estimate that about half of the operating results for the 2004 crop processing season were recorded in the nine-month period ended December 31, 2004. In addition, the prior year’s third quarter reflected a $3 million benefit from the one-time shift in the allocation of fixed factory overhead in the United States associated with the change in our fiscal year. The benefit was $11 million for the nine months.

The agri-products business did well despite continued disappointing results in nuts and dried fruits. About 40% of the increased revenue in the segment for the quarter and the nine months arose from the acquisition of a controlling interest in a small company that trades nuts and dried fruits. Including this business, nuts and dried fruits represented about $45 million and $90 million of growth in revenue in the quarter and the nine months, respectively, but difficult market conditions limited earnings in this group. Significantly higher volumes in rubber and canned meats drove most of the remaining increase in revenue and were the main source of the earnings improvement for both periods. For the nine months, tea also had more volume and better results, and while seed results improved, they were limited by a poor U.S. crop.

Although appreciation of the euro, which was about 6% during each period, increased U.S. dollar-translated income for the lumber and building products segment, results in both periods increased primarily because we controlled costs and maintained margins in an extremely competitive market with more high-margin products in the mix of sales.

Selling, general and administrative expenses were up in the quarter and in the nine months, reflecting the weakness of the U.S. dollar and additional costs of complying with the internal control requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We have incurred approximately $2.7 million through the nine months for outside implementation assistance and audit fees to comply with Section 404. In addition, nine-month costs were higher due to higher legal fees associated with the European Union’s actions with respect to European buying practices. The effect of the weaker dollar on translation of foreign currency denominated costs increased selling, general and administrative expenses by about $2 million in the quarter and $5.5 million in the nine months. In addition, net remeasurement gains, which reduced expenses, totaled $3.6 million for the quarter, bringing total net remeasurement gains for the nine months to $1.5 million. Sales commissions increased by about $4 million in the nine months due to increased sales made on this basis. The $6.4 million provision for value-added tax credits in Brazil was included in this account in the third quarter. Interest expense increased compared to last year due to higher debt balances and increasing interest rates.

Our annual effective tax rate is expected to be approximately 43% because of the non-deductible EU fines, excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate, and local tax expense recorded by a foreign subsidiary with a U.S. dollar loss projected for fiscal year 2005.

Putting aside the impact of the EU fines, we continue to expect a good year despite the lower results reported for the first nine months. We believe that the majority of the shipment timing delays remaining at the end of the nine months will be resolved by the end of the fiscal year. However, significant volumes remain to be shipped, especially from Africa, and some of that volume could shift into fiscal year 2006. Lumber and building product operations continue to perform well and are expected to earn more than last year, and operating results from the agri-products segment have been improving this year. However, as we have pointed out, the effective income tax rate will be higher for the year, as will our costs associated with the EU fines and the implementation of the Section 404 requirements. Looking ahead, we expect larger crops to be marketed in South America and Africa, which could lead to a market imbalance in certain grades of tobacco during our fiscal year 2006. We have positioned our operations to adjust to this situation.

We do not provide guidance on earnings. We caution readers that any statements contained herein regarding earnings and expectations for our performance are forward-looking statements based upon management’s current knowledge and assumptions about future events, including anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; and general economic, political, market, and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro. Actual results, therefore, could vary from those expected. For more details on important factors that could cause actual results to differ from our expectations, see the section “Factors That May Affect Future Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Notes to the Consolidated Financial Statements in Item 8, of our Transition Report on Form 10-K for the nine months ended March 31, 2004, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of December 31, 2004, tobacco inventory of $638 million included about $543 million in inventory that was committed for sale to customers and about $95 million that was not committed. Committed inventory, after deducting $125 million in customer deposits, represents our net exposure of $418 million. We maintain a substantial portion of our debt at variable interest rates, either directly or through interest rate swaps, in order to substantially mitigate the interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $537 million at December 31, 2004. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $5.4 million, about 90% of that amount should be offset with changes in customer charges.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. Most of the operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net investment in individual countries. In these countries, we are vulnerable to currency gains and losses to the extent that any local currency balances do not offset each other. When that occurs, we recognize currency remeasurement gains or losses. For the nine months ended December 31, 2004, net currency remeasurement gains were $1.5 million.

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

Commodity

We use commodity futures in our rubber business to reduce the risk of price fluctuations. We do not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amounts recorded during the quarters ended December 31, 2004, and March 31, 2004, were not material.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective. There were no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We are in the process of evaluating our internal controls over financial reporting to meet the requirements of Section 404 of the Sarbanes-Oxley Act. Our Form 10-K for the fiscal year ending March 31, 2005, will include management’s report on this evaluation and our independent auditor’s report on their review of management’s assessment, as well as their independent evaluation of the effectiveness of our internal controls over financial reporting. Certain deficiencies have been identified in the course of management’s evaluation, which have been or are in the process of being addressed and remediated. While our evaluation is not yet complete, we currently do not believe any of these deficiencies constitute a material weakness individually or in the aggregate, and we expect to have them resolved before the end of the fiscal year. However, should we fail to adequately remediate and test these controls in a timely manner, or if other deficiencies are identified in the course of completing our evaluation, it could affect our ability, and our independent auditor’s ability, to conclude that our system of internal controls is effective in preventing a material error or misstatement in our financial statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

European Commission Fines in Spain

In October of 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Prior to the announcement of the fines, we disclosed the Commission’s investigation of this matter and that our Spanish subsidiary, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, was believed to have jointly agreed to the terms of sale of green tobacco and qualities to be purchased from associations of farmers. Because of those past practices, the earlier disclosures indicated that we expected TAES would be assessed a fine, but a liability had not been recorded since no amount could be estimated. In its decision, the Commission imposed a fine of €108,000 (approximately $135,000) on TAES, and a fine of €11.88 million (approximately $14.8 million) on our Italian subsidiary Deltafina S.p.A. (“Deltafina”). Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors.

In January of 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The main grounds of appeal are that the Commission erred in imposing liability on Deltafina as a cartel participant, particularly as the cartel leader, when Deltafina was not an actual party to the agreement and was incapable of acting in the relevant market. In addition, Deltafina argues that (i) the Commission failed to allege that Deltafina was a member of the cartel and cartel leader prior to issuing its decision, thereby impairing Deltafina’s right to defend itself, and (ii) that the Commission failed to try to prove that the practices affected trade between Member States of the European Community. The appeal also argues that the Commission incorrectly calculated the amount of the Deltafina fine. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. Deltafina will be required to provide a bond or pay the fine into an interest-bearing escrow account in order to stay execution during the appeal process.

We recorded a charge of approximately $14.9 million in the quarter ending September 30, 2004, to accrue the full amount of the fines assessed Deltafina and TAES (the “EU fines”). Since the obligation may be secured by a bond during the appeal process, and the appeal is likely to take several years to complete, the accrued liability is reported in other long-term liabilities in the consolidated balance sheet. Because we expect that any fine ultimately paid by Deltafina will not be deductible under Italian income tax law, the Company has not recorded an income tax benefit on the charge. As a result, both pretax and net earnings for the nine months ended December 31, 2004, were reduced by approximately $14.9 million, or $0.58 per share, due to the fines.

European Commission Actions in Italy

In 2002, we reported that we were aware that the Commission was investigating certain aspects of the tobacco leaf markets in Italy. Deltafina buys and processes tobacco in Italy. We reported that we did not believe that the Commission investigation in Italy would result in penalties being assessed against us or our subsidiaries that would be material to our earnings. The reason we held this belief was that it had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation. On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. We believe that the Commission does not know all of the facts concerning that disclosure, and Deltafina intends to inform the Commission of those facts in a hearing. In addition, neither the Commission’s Leniency Notice of February 19, 2002 nor Deltafina’s letter of provisional immunity contain a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March of 2002 and the Commission never told Deltafina that the disclosure would be a problem. In the event that the Commission does not reinstate Deltafina’s immunity, it is likely that the Commission will impose a fine on Deltafina. Current guidelines allow the Commission to assess fines in this case in amounts that would be material to our earnings. However, we are unable to estimate an amount at this time, and no liability has been recorded in the financial statements.

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

Date: February 8, 2005	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and
Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)