Form 10-K
period 2005-03-31
UNIVERSAL CORP /VA/
filed 2005-06-13
CIK 102037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005.

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $979 million at September 30, 2004. As of June 1, 2005, the total number of shares of common stock outstanding was 25,668,590.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the June 28, 2005 Proxy Statement for the Annual Meeting of Shareholders of registrant is incorporated by reference into Part III hereof.

UNIVERSAL CORPORATION

FORM 10-K

PART I

Item 1. Business

The Company changed its fiscal year end to March 31 effective March 31, 2004. The new fiscal year better matches the fiscal reporting period with the crop and operating cycles of the Company’s largest operations, and the change allowed the Company to eliminate a three-month reporting lag previously used for most of its foreign subsidiaries. Fiscal year 2005 covers the twelve-month period from April 1, 2004, through March 31, 2005. Fiscal year 2004 results cover the nine-month transition year from July 1, 2003, through March 31, 2004, and all references to fiscal year 2004 in this document refer to that period. Results for prior fiscal years cover the twelve-month periods from July 1 to June 30 and reflect foreign operations with the prior reporting lag.

A. The Company

Universal Corporation (which together with its subsidiaries is referred to herein as “Universal” or the “Company”) is one of the world’s leading leaf tobacco merchants and processors, based on volumes handled by its subsidiaries and affiliates, and has operations in agri-products and in the distribution of lumber and building products. The Company’s consolidated revenues and total segment operating income were approximately $3.3 billion and $254 million, respectively, in fiscal year 2005. Universal’s tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended March 31, 2005, tobacco operations accounted for 51% of revenues and 77% of segment operating income. In fiscal year 2005, Universal’s agri-products operations accounted for 23% of revenues and 5% of segment operating income. Lumber and building products operations accounted for 26% of revenues and 18% of segment operating income in the same period. Universal conducts its operations in numerous foreign countries. In fiscal year 2005, approximately 24% and 21% of the Company’s revenue arose from products delivered to customer locations in the Netherlands and the United States, respectively. At March 31, 2005, approximately 33% of Universal’s long-lived assets were in the United States, approximately 23% were in the Netherlands, and approximately 11% were in Brazil. See Note 13 of “Notes to Consolidated Financial Statements” for additional business segment and geographical information.

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

The Company’s business strategy is to enhance shareholder value by achieving several key objectives:

•	The Company operates as one entity worldwide with strong local management in major leaf tobacco markets.

•	In order to achieve growth in the current market for leaf tobacco, the Company continues to foster strategic alliances with its customers to the benefit of all parties. These alliances with major manufacturers are, in management’s opinion, especially appropriate to the leaf tobacco industry where volume is a key factor in long-term profitability. Alliances also permit the optimization of the Company’s inventory levels to reduce risk of loss during market downturns by enabling the Company to buy only the tobacco that a customer has indicated it wants.

•	The Company focuses on increasing market share in traditional tobacco growing areas while continuing to develop new areas to provide additional sources of export quality tobacco.

•	The Company strives to maintain diversified sources of leaf tobacco supply to minimize reliance on any one area. Historically, North America, South America, and Africa each have provided between 20% and 30% of the aggregate volume of flue-cured and burley tobacco that Universal handles. However, because of the decline in Zimbabwe crops in Africa, the South American share increased to about 35% of the aggregate volume that Universal handled from the 2004 crop. The Company is working to increase supply from other sources.

•	The Company strives to maintain a large presence in the major exporting markets for flue-cured and burley tobaccos in order to properly supply its customers, many of whom are large manufacturers of tobacco products. Universal has usually purchased between 25% and 30% of such Brazilian tobaccos and between 35% and 45% of such African tobaccos. These percentages can change from one year to another based on the size, price, and quality of the crops. The Company also has major processing facilities in the United States, which normally process between 35% and 45% of U.S. flue-cured and burley tobacco production.

•	Management strives to maintain the Company’s financial strength, including its “investment grade” rating.

•	The Company seeks to develop its non-tobacco businesses in niche markets where it can add value and be a market leader.

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

According to industry sources, worldwide cigarette consumption increased, on average, about 0.3% per year during the ten years that ended in 2004. Historically, American-blend consumption has increased at a faster growth rate than total world consumption. Management believes that over time American-blend consumption will increase as a percent of the world total, which could increase demand for flavorful flue-cured and burley leaf from areas where the Company sources tobacco. However, management believes that future increases in American-blend and worldwide cigarette consumption will have little to no effect on demand for the tobacco the Company processes because of increasing efficiencies in the manufacturers’ use of leaf. For a discussion of the impact of current trends on the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions.”

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

Universal believes it has a leading presence as a purchaser and processor in the major exporting regions for flue-cured and burley tobacco. The Company is also a major flue-cured and burley tobacco processor in the United States, where it sells processed U.S. tobacco to several foreign cigarette manufacturers, and processes U.S. flue-cured and burley tobacco for Philip Morris USA Inc. pursuant to a non-exclusive ten-year contract executed in May 2001. In addition, Universal maintains a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its operations in all of the major source areas, its development of processing equipment and technologies, its financial position, its ability to meet customer demand, and its long-standing relationships with customers. Universal also has a leading position in worldwide dark tobacco markets. Its dark tobacco operations are located in most of the major producing countries (i.e., the United States, the Dominican Republic, Indonesia, Paraguay, and Brazil) as well as other markets. Dark tobaccos are typically used in the manufacture of cigars, pipe tobacco, smokeless tobacco products, and components of certain “roll-your-own” products.

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

In the majority of countries where Universal operates, including Argentina, Brazil, Guatemala, Hungary, Italy, Malawi, Mexico, Mozambique, Tanzania, the United States, and Zambia, the Company contracts directly with tobacco farmers or tobacco farmer cooperatives, in most cases before harvest, and thereby takes the risk that the delivered quality and quantity may not meet market requirements. Universal also provides agronomy services and crop advances of, or for, seed, fertilizer, and other supplies. Tobacco in Canada, and to a certain extent, India, Malawi, the United States, and Zimbabwe, is purchased under an auction system.

The Company has substantial capital investments in Brazil, and in southern Africa, and the performance of its operations in these regions can materially affect the Company’s earnings from tobacco operations. For example, the Company has significant operations in Zimbabwe, which continues to experience political unrest and economic turmoil. If the political situation in Zimbabwe were to deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was $52 million at March 31, 2005. To the extent that the Company could not replace lost volumes of tobacco in any of the regions where it operates with tobacco from other sources, its results of operations would suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Universal’s foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, Universal advances funds and guarantees local loans, each in substantial amounts, for the purchase of tobacco. Most tobacco sales are denominated in U.S. dollars, thereby reducing the Company’s foreign currency exchange risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Recent Developments and Trends; Factors that May Affect Future Results

For a discussion of recent developments and trends in, and factors that may affect, the Company’s tobacco business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonality

Universal’s tobacco operations are seasonal in nature. Tobacco in Brazil is usually purchased from January through May, while the markets in Malawi generally open around April and continue into the fall. Farmers begin to sell U.S. flue-cured tobacco in late July and the marketing season lasts for approximately four months. U.S. burley tobacco farmers deliver their crop from mid November through mid February. These different marketing periods reduce the overall seasonality of the Company’s tobacco business.

Universal normally operates its processing plants for approximately seven to nine months of the year. During this period, inventories of green tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly short-term notes payable to banks, commercial paper, and customer advances, are means of financing this expansion of current assets and normally reach their peak during this processing period. The Company’s balance sheet at its fiscal year end normally reflects seasonal expansions in working capital in South America, Central America, and Western Europe.

Customers

A material part of the Company’s tobacco business is dependent upon a few customers. For the year ended March 31, 2005, Altria Group, Inc. and its affiliates accounted for more than 10% of the Company’s revenues. The loss of, or substantial reduction in business from, Altria or any other significant customer would have a material adverse effect on the Company. The Company has long-standing relationships with these customers.

Universal had orders from customers for approximately $517 million of its tobacco inventories at March 31, 2005. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the following twelve months. Typically, delays in the delivery of orders result from changing customer requirements for shipment.

The Company recognizes sales and revenue from tobacco operations at the time that title to the tobacco and risk of loss passes to the customer. Individual shipments may be large, and since the customer typically specifies shipping dates, the Company’s financial results may vary significantly between reporting periods.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the firm’s ability to satisfy customer specifications in the buying, processing, and financing of tobacco as well as the price charged for products and services. Competition varies depending on the market or country involved. The number of competitors in foreign markets varies from country to country, but there is competition in most areas to buy the available tobacco. The Company’s principal competitor is Alliance One International, Inc. (“Alliance One”), formed in May 2005 by the merger of DIMON Incorporated and Standard Commercial Corporation. Alliance One operates in most of the countries where Universal operates. Management believes that Universal holds the larger worldwide market share based on volume handled by its subsidiaries and affiliates. However, the market shares do not differ substantially between the two companies. British American Tobacco p.l.c., a multinational tobacco product manufacturer, has subsidiaries that also compete with the Company in some markets.

C. Description of Agri-Products Business

The Company’s agri-products business involves selecting, buying, processing, storing, shipping, financing, and distributing as well as importing and exporting a number of products, including tea, rubber, sunflower seeds, nuts, dried fruit, and canned and frozen foods. The Company sources products from numerous countries, including Argentina, China, Egypt, Indonesia, Kenya, Malawi, Mexico, Sri Lanka, Thailand, Turkey, and the United States.

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

The Company provides various products to numerous large and small customers in the retail food and food packaging industry and in the rubber industry. Generally, there are no formal, continuing contracts with these customers, although business relationships may be long standing. No single customer accounted for 10% or more of the Company’s consolidated revenues for fiscal year 2005.

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

The Company’s lumber and building products business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. In addition, some lumber and building products, such as garden timbers, are seasonal in nature. The business is also subject to exchange risks and other normal market and operational risks associated with lumber and building materials operations centered in Europe. Those risks include general economic conditions in the countries where the Company is located, and related trends in the building and construction industries and home improvement / DIY and garden center markets. Labor costs are a significant portion of the total costs for this segment, and most of the employees in the segment are subject to industry-wide collective labor agreements that determine wage increases.

The Company’s activities in this segment are conducted through two business units: construction supply and retail supply. The construction supply unit, with its customer base in the Dutch building construction sector, sells a broad range of lumber and related building products through a nationwide network of regional outlets. In addition to the regional outlets, the construction supply unit also includes specialized units that manufacture window frames, prefabricated elements, and doors. The construction supply unit also processes and distributes value-added softwood products and distributes ceiling and partition products.

The retail supply unit has a strong customer base in the Benelux and is expanding in Europe. It supplies DIY retailers, home improvement stores, and garden center outlets with a broad range of lumber and related products, including softwood, moldings, panel products, doors, decorative materials, floors, and garden furniture, as well as Company-manufactured garden timbers and garden houses. During fiscal year 2005, the Company acquired Bergenco, a garden timber and products manufacturer and distributor. The acquisition also included DiManches, Bergenco’s largest distributor in France.

The Company carries inventories to meet customer demands for prompt delivery. Inventory levels are based on a balance between providing service and continuity of supply to customers and achieving the highest possible inventory turns. It is traditional business practice in the construction supply industry in the Netherlands to insure most accounts and notes receivable against uncollectibility for the majority of the amount owed. The Company generally does not provide extended payment terms to its customers. No single customer accounted for 10% or more of the Company’s consolidated revenues for fiscal year 2005.

The Company’s construction supplies sales in fiscal year 2005 accounted for about 12% of the market volume for similar products in the Netherlands. This is similar to the market share of its largest competitor in this sector, PontMeyer N.V. Five additional competitors in this sector accounted for approximately 30% of the market in this period, and the balance was held by approximately 200 smaller competitors. However, traditional market boundaries are fading, and the Company increasingly competes in the wider building and construction supplies market, which is approximately four times larger than the market for lumber and building products. The primary factors of competition are quality, price, customer relationship, product range, and speed and reliability of logistics systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system, and its efficient logistics give it a competitive advantage in the Netherlands.

The Company’s retail supply business unit is one of the largest suppliers to European home improvement and DIY retailers and garden centers with a clear market leadership in the Benelux, but has a low single digit market share in the fragmented European market. The primary factors of competition are concept and product development, quality and price, customer relationships, product range, and speed and reliability of logistics systems. The Company believes that its strong market position in the Benelux, growing pan-European presence, and its strength in concept development and logistics give it a solid base to expand this business.

For a discussion of recent developments and trends in, and factors that may affect, the Company’s lumber and building products business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

E. Employees

The Company employed over 28,000 employees throughout the world during the fiscal year ended March 31, 2005. This figure is estimated because the majority of the Company’s personnel are seasonal employees.

F. Research and Development

No material amounts were expended for research and development during the fiscal year ended March 31, 2005, the nine-month transition year ended March 31, 2004, or the fiscal year ended June 30, 2003.

G. Patents, etc.

The Company holds no material patents, licenses, franchises, or concessions.

H. Government Regulation, Environmental Matters and Other Matters

The Company’s business is subject to general governmental regulation in the United States and in foreign jurisdictions where the Company conducts business. Such regulation includes, but is not limited to, matters relating to environmental protection. To date, governmental provisions regulating the discharge of material into the environment have not had a material effect upon the capital expenditures, earnings, or competitive position of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results” for a discussion of government regulation and other factors that may affect the Company’s business.

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

The Company is in the final stages of construction of a processing facility in Tete, Mozambique, which when completed in the summer of 2005 will contain approximately 762,000 square feet of floor space for leaf tobacco processing and storage. The estimated cost of the project is approximately $50 million and will include infrastructure, such as school facilities and a clinic.

Universal owns the land and building located at 1501 North Hamilton Street in Richmond, Virginia, where it is headquartered. The building contains approximately 83,000 square feet of floor space, which is adequate for the Company’s needs.

Tobacco segment

Universal’s tobacco business involves, among other things, storing green tobacco, processing the green tobacco, and storing processed tobacco. The Company operates processing facilities in major tobacco growing areas. In addition, Universal requires tobacco storage facilities that are in close proximity to the processing facilities. Most of the tobacco storage facilities are owned by the Company, but it leases additional space, as the need arises, and expenses related to such leases are not material. The Company believes that the properties currently utilized in its tobacco operations are maintained in good operating condition and are suitable and adequate for their purposes at the Company’s current volumes. In its domestic tobacco processing operations, Universal currently owns two large, high-volume plants that have the capacity to thresh, separate, grade, and redry tobacco. These plants are located in Nash County, North Carolina, and Danville, Virginia. The machinery in the Danville facility and the real estate and machinery in the Nash County facility are encumbered by liens associated with a secured financing. The balance of the loan was $65.0 million at March 31, 2005. The Company is considering whether to operate its Danville, Virginia, processing facility in the 2005 flue-cured and burley seasons and is evaluating the future of that facility.

In addition to the Company’s significant properties listed above, Universal owns other processing facilities in the following countries: Brazil, Hungary, Italy, the Netherlands, Poland, and the United States. In addition, the Company has ownership interests in processing plants in Guatemala, Mexico, and the Philippines and has access to processing facilities in other areas, such as Argentina, India, the People’s Republic of China, Uganda, and Zambia. Socotab L.L.C., a joint venture in which Universal owns a minority interest, owns two oriental tobacco-processing plants in both Turkey and Macedonia, one each in Greece and Bulgaria, and a storage complex in the United States.

The facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. In addition, Universal operates plants in Pennsylvania, Virginia, Brazil, the Dominican Republic, Germany, Indonesia, and Paraguay that process tobacco used in making cigar, pipe, and smokeless products as well as components of certain “roll-your-own” products.

Agri-products segment

The Company’s agri-products business involves processing and storing of a number of products, including tea, sunflower seeds, and nuts. The Company owns processing facilities for sunflower seeds and beans in the United States as well as tea blending facilities in the Netherlands and Sri Lanka and leases a nut processing facility in the United States. The Company leases agri-products trading facilities around the world, including locations in Canada, Egypt, Indonesia, Kenya, Malawi, Poland, Russia, the United Kingdom, and the United States. The lease expense on these facilities is not material to the Company. None of the Company’s agri-products facilities exceeds 500,000 square feet in floor space.

Lumber and building products segment

The construction supply business unit owns or leases 41 sales outlets and distribution facilities in the Netherlands. Most of these locations are owned. In the Netherlands, the Company also owns a facility for large-scale sawing, planing, and finger jointing of softwood products, and manufacturing facilities for building components.

The retail supply business unit owns or leases 13 larger scale warehousing and distribution facilities in the Netherlands. Most of these locations are owned. In the Netherlands, the Company also owns a large production facility which manufactures and distributes a wide range of wood products for the DIY retail sector. The Company leases or owns facilities for the processing and production of garden timbers in Hungary, the Netherlands, and Poland. The Company owns or leases sales offices and distribution facilities in Austria, Belgium, France, Germany, Hungary, Poland, Portugal, Spain, and the United Kingdom.

The lumber and building products business has production plants, warehouses, and distribution centers covering over 6 million square feet, with no one facility in excess of 500,000 square feet.

Item 3. Legal Proceedings

European Commission Fines in Spain

In October of 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles

S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 (approximately $135,000) on TAES, and a fine of €11.88 million (approximately $14.8 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors.

In January of 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The main ground of appeal is that the Commission erred in imposing liability on Deltafina as a cartel participant, particularly as the cartel leader, when Deltafina was not an actual party to the agreement and was incapable of acting in the relevant market. In addition, Deltafina argues that (i) the Commission failed to allege that Deltafina was a member of the cartel and cartel leader prior to issuing its decision, thereby impairing Deltafina’s right to defend itself, and (ii) that the Commission failed to try to prove that the practices affected trade between Member States of the European Community. The appeal also argues that the Commission incorrectly calculated the amount of the Deltafina fine. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain.

Universal recorded a charge of approximately $14.9 million in the quarter ending September 30, 2004, to accrue the full amount of the fines assessed Deltafina and TAES (the “EU fines”). In February 2005, Deltafina deposited the amount of the fine into an interest-bearing escrow account in order to stay execution during the appeal process. Since the appeal is likely to take several years to complete, the accrued liability is reported in other long-term liabilities and the escrow deposit is reported in other noncurrent assets in the consolidated balance sheet. Because management expects that any fine ultimately paid by Deltafina will not be deductible under Italian income tax law, the Company has not recorded an income tax benefit on the charge. As a result, both pretax and net earnings for the fiscal year ended March 31, 2005, were reduced by approximately $14.9 million, or $0.58 per share.

European Commission Actions in Italy

In 2002, Universal reported that it was aware that the Commission was investigating certain aspects of the tobacco leaf markets in Italy. Deltafina buys and processes tobacco in Italy. The Company reported that it did not believe that the Commission investigation in Italy would result in penalties being assessed against the Company or its subsidiaries that would be material to its earnings. The reason Universal held this belief was that it had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation. On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Universal believes that the Commission did not know all of the facts concerning that disclosure. Deltafina informed the Commission of those facts in a hearing in March 2005. In addition, neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March of 2002 and the Commission never told Deltafina that the disclosure would be a problem. In the event that the Commission does not reinstate Deltafina’s immunity, it is likely that the Commission will impose a fine on Deltafina. Current guidelines allow the Commission to assess fines in this case in amounts that would be material to the Company’s earnings. However, Universal is unable to estimate an amount at this time, and no liability has been recorded in the financial statements.

Other Legal Matters

In addition to the above-mentioned matters, various subsidiaries of the Company are involved in other litigation incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the claims and does not currently expect that any of them will have a material adverse effect on the Company’s financial position. However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Equity

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UVV.” The following table sets forth the high and low sales prices per share of the common stock on the NYSE Composite Tape, based upon published financial sources, and the dividends declared on each share of common stock for the quarter indicated.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Cash dividends declared		$0.39	$0.39	$0.42	$0.42
Market price range	High	53.01	50.14	49.80	50.57
	Low	46.20	42.25	43.31	45.77
2004
Cash dividends declared		$0.36	$0.39	$0.39	N/A
Market price range	High	43.85	44.28	52.32	N/A
	Low	41.20	40.78	44.41	N/A
2003
Cash dividends declared		$0.34	$0.36	$0.36	$0.36
Market price range	High	39.23	37.52	39.28	43.01
	Low	31.81	32.85	35.40	37.69

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition, and capital requirements of the Company. Under certain of its credit facilities, the Company must meet financial covenants relating to minimum tangible net worth, minimum working capital, and maximum levels of long-term debt. If the Company were not in compliance with them, these financial covenants would restrict the Company’s ability to pay dividends or repurchase shares of common stock under its repurchase plan. The Company was in compliance with all such covenants at March 31, 2005. At June 1, 2005, there were 2,042 holders of record of the Company’s common stock.

Common Equity Compensation Plans

Shares of the Company’s common stock are authorized for issuance with respect to the Company’s compensation plans. The following table sets forth information as of March 31, 2005, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity compensation plans approved by shareholders
1989 Executive Stock Plan	17,153	$38.20
1997 Executive Stock Plan	373,975	$37.94
1994 Amended and Restated Stock Option Plan for Non-Employee Directors	55,000	$33.87
2002 Executive Stock Plan	1,381,063	$44.32	1,051,265	[2]
Equity compensation plans not approved by shareholders[3]

Total	1,827,191	$42.64	1,051,265

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants, and rights.
[2]	The 2002 Executive Stock Plan permits grants of stock options and stock appreciation rights and awards of common stock, restricted stock, and phantom stock. Of the 1,051,265 shares of common stock remaining available for future issuance under that plan, 494,400 shares are available for awards of common stock or restricted stock.
[3]	All of the Company’s equity compensation plans have been approved by shareholders.

Purchases of Equity Securities

There were no purchases of the Company’s equity securities by the Company or any affiliated purchaser during the three months ended March 31, 2005.

Item 6. Selected Financial Data

	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004		Fiscal Years Ended June 30,
				2003	2002	2001
	(in thousands except per share data, ratios and number of shareholders)
Summary of Operations
Sales and other operating revenues	$3,276,057	$2,271,152		$2,636,776	$2,500,078	$3,017,579
Net income	$96,013	$99,636		$110,594	$106,662	$112,669
Return on beginning common shareholders’ equity	12.6%	16.1	%*	18.8%	19.3%	22.6%
Net income per common share:
Basic	$3.76	$3.97		$4.35	$4.01	$4.09
Diluted	$3.73	$3.94		$4.34	$4.00	$4.08

Financial Position at Year End
Current ratio	1.84	2.05		1.67	1.64	1.95
Total assets	$2,885,324	$2,498,408		$2,243,074	$1,844,415	$1,782,373
Long-term obligations	$838,687	$770,296		$614,994	$435,592	$515,349
Working capital	$819,047	$789,530		$550,716	$431,606	$550,881
Shareholders’ equity	$822,388	$759,833		$620,278	$587,995	$552,129

General
Ratio of earnings to fixed charges	3.58	5.38		4.39	3.99	3.75
Number of common shareholders	2,042	2,126		2,267	2,381	2,528
Weighted average common shares outstanding:
Basic	25,553	25,072		25,420	26,579	27,534
Diluted	25,717	25,277		25,499	26,680	27,645
Dividends per common share	$1.62	$1.14		$1.42	$1.34	$1.27
Book value per common share	$32.04	$29.86		$24.89	$22.42	$20.31

*	Based on nine-month net income.

The calculation of the ratio of earnings to fixed charges is shown in Exhibit 12. Fixed charges primarily represent interest expense incurred by the Company during the designated reporting period. The ratio of earnings to fixed charges declined in fiscal year 2005 primarily due to an increase in interest expense, reflecting higher debt levels and higher average interest rates.

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

	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Years Ended June 30,
			2003	2002	2001
	(in thousands except per share data)
Reported net income	$96,013	$99,636	$110,594	$106,662	$112,669
Goodwill amortization	—	—	—	—	4,200
Tax effect of goodwill amortization	—	—	—	—	(1,470)

Net income, as adjusted	$96,013	$99,636	$110,594	$106,662	$115,399

Net income, as adjusted, per common share:
Basic	$3.76	$3.97	$4.35	$4.01	$4.19

Diluted	$3.73	$3.94	$4.34	$4.00	$4.17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Universal Corporation, through its subsidiaries and affiliates, is one of the world’s leading independent leaf tobacco merchants and processors and has operations in agri-products and the distribution of lumber and building products. The Company derives most of its tobacco revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services.

By the end of fiscal year 2005, Universal saw the beginning of an oversupply of certain grades of flue-cured tobacco as supply began to outpace demand. However, during the two previous fiscal years ended March 31, 2004, the Company operated in markets that were in balance or in slightly short supply with little excess inventory available to supply customers. Although African flue-cured tobacco availability has continued to be somewhat depressed in the wake of the decline in supply from Zimbabwe, previously one of the world’s largest exporters of flue-cured tobacco, South American volumes have increased dramatically to fill those requirements. Universal has made significant investments in crop expansion in a number of African countries, including Malawi, Mozambique, and Zambia, to provide a more diverse supply base. In addition, in the early part of this three-year period, Universal rationalized its operations and improved its processing capabilities in the United States to operate more efficiently amid continued declining demand for, and production of, U.S. flue-cured and burley tobacco due to uncompetitive pricing.

The lumber and building products segment has been weathering a long-term recession in Europe while expanding its operations through acquisitions, highlighted by the purchase in January 2003 of JéWé, a large molding manufacturer and distributor of DIY supplies. During the recession, the strength of the euro helped buoy U.S. dollar-translated income. In addition, careful attention to cost control and customer service boosted the performance of the lumber and building products group. During the past three fiscal years, the agri-products segment experienced difficult markets for many of its products, especially sunflower seeds and tea, but in fiscal year 2005, improved markets caused a significant increase in this segment’s results.

Heavy demands for capital to diversify tobacco sources, improve U.S. processing capabilities, expand the lumber and building products business, and provide working capital for the agri-products businesses have required the Company to increase debt. In the three fiscal years ended March 31, 2005, the Company increased inventories, advances to suppliers, and receivables by $653 million and spent $395 million on capital projects and acquisitions. In addition, the Company returned funds to its shareholders in the form of $106 million in dividends and $58 million in share repurchases. Total debt doubled, rising to $1.4 billion during that time, and the Company has used funds from operations, bank debt, public debt, and secured financing to fund its needs over the period.

Management expects to see the impact of larger flue-cured crops in fiscal year 2006, and due to drought in Brazil, it is expected that there will be a shortage of certain styles of ripe leaf required by its customers, despite a general oversupply.

Production in Brazil expanded rapidly to replace lost volume from Zimbabwe. However in response to customer demand and to diversify risk, the Company has made and continues to make significant investments in a number of African countries. Universal expects to see the benefits from larger volumes of African leaf beginning in fiscal year 2006. U.S. volumes continue to decline due to non-competitive leaf prices. Economic conditions in Europe that affect the Company’s lumber operations remain difficult.

CHANGE IN FISCAL YEAR END

In August 2003, Universal’s Board of Directors approved a change in Universal’s fiscal year end from June 30 to March 31. The new fiscal year better matches the fiscal reporting period with the crop and operating cycles of the Company’s largest operations, and the change allowed the Company to eliminate a three-month reporting lag previously used for most of its foreign subsidiaries. In view of this change, the forthcoming discussion compares the consolidated financial statements as of and for the nine months ended March 31, 2004 (the transition period) with the consolidated financial statements as of and for the nine months ended March 31, 2003. In addition, wherever practicable, the discussion will compare the consolidated financial statements for fiscal year 2005 with the recast pro forma financial statements for the twelve months ended March 31, 2004. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company believes that these comparisons provide a more meaningful analysis.

Net income for the foreign subsidiaries for the three-month period ended March 31, 2004, representing the elimination of the reporting lag, is reflected as an addition to retained earnings in the consolidated statement of shareholders’ equity in the consolidated financial statements for the nine-month transition year ended March 31, 2004. In addition, the net change in cash and cash equivalents for foreign subsidiaries for this three-month period is reported as a separate line item in the consolidated statement of cash flows.

Throughout this discussion, data for all periods except as of and for the nine months ended March 31, 2003, and the twelve months ended March 31, 2004, are derived from the Company’s consolidated financial statements, which appear in this report. All data as of and for the nine months ended March 31, 2003, are derived from our unaudited quarterly consolidated financial statements, which are presented in Note 15 of “Notes to Consolidated Financial Statements.” Summary financial information for the twelve months ended March 31, 2004, recast to show historical results without the reporting lag for foreign subsidiaries, is found in Note 15 of “Notes to Consolidated Financial Statements,” which also includes more information on the derivation of the recast financial information.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2005, Compared to Recast Twelve Months Ended March 31, 2004

	Sales and Other Operating Revenues		Operating Income
	Fiscal Year Ended March 31, 2005	Twelve Months Ended March 31, 2004	Fiscal Year Ended March 31, 2005	Twelve Months Ended March 31, 2004
		Recast		Recast
Tobacco	$1,672,938	$1,642,766	$195,517	$190,395
Lumber and building products	845,922	729,573	45,744	29,577
Agri-products	757,197	515,306	12,789	10,783

Total segments	3,276,057	2,887,645	254,050	230,755
Corporate expenses			(29,845)	(24,005)
Restructuring costs				(5,724)
Equity in pretax earnings of unconsolidated affiliates			(15,649)	(11,006)

Consolidated total	$3,276,057	$2,887,645	$208,556	$190,020

Net income for the fiscal year that ended on March 31, 2005, was $96 million, or $3.73 per diluted share, compared to $95.8 million, or $3.80 per diluted share, for the twelve months ended March 31, 2004, which has been recast for the effect of last year’s change in fiscal year. The results for fiscal year 2005 reflect a second-quarter charge of $14.9 million for announced EU fines on the Company’s subsidiaries due to their tobacco buying practices in Spain. As the fines are not tax deductible, the charge reduced net income for the fiscal year by $14.9 million or $0.58 per diluted share. Results for the recast twelve months ended March 31, 2004, included $12 million for the settlement of the DeLoach lawsuit in May 2003, $5.7 million in charges for rationalizing U.S. operations, and $10.8 million in charges for rejected tobacco. Those charges totaled $18.4 million after taxes, or $0.73 per diluted share. Revenues were $3.3 billion for fiscal year 2005 compared to $2.9 billion for the recast prior year. Recast amounts for the twelve months ended March 31, 2004, are presented in the table above and in a footnote to the attached financial statements, and the following discussion addresses recast figures for fiscal year 2004 unless otherwise noted.

Tobacco segment results improved by about 3% for fiscal year 2005 to $195.5 million. The results for fiscal year 2005 include charges of $14.9 million for the EU fines, and last year’s recast results included the $12 million DeLoach lawsuit settlement. The positive comparisons caused by last year’s $10.8 million charge associated with customer-rejected tobacco, coupled with this year’s higher tobacco shipments from Africa and Brazil and earlier shipments of current crop oriental tobaccos, were partially offset by the effects of the changing monetary system in Zimbabwe and lower volumes from Europe. Changes in the monetary system in Zimbabwe in January 2004 have created volatility in the Company’s results due to remeasurement of local currency earnings. As a result, the Company has been unable to offset inflationary cost increases with interest on local deposits or gains on conversion of U.S. dollars into local currency, despite net benefits of about $7 million in fiscal year 2005, and this has negatively impacted current year comparisons. These currency- and fiscal policy-related items negatively affected fiscal year 2005 earnings by about $11 million. In addition, in fiscal year 2005, the Company recognized a $10.1 million allowance for the estimated loss on realization of certain value-added tax credits in Brazil due to changes in local laws. See Note 12 of “Notes to Consolidated Financial Statements” for additional information on tax changes. That charge, however, was partially offset by net currency remeasurement gains of $4 million and a $3.5 million recovery of other value-added taxes there. The improvement in tobacco results during fiscal 2005 occurred in the fourth quarter as the majority of the shipments that had been delayed from earlier quarters were completed, and tobacco provided most of the increase in earnings for the quarter. Tobacco revenues increased by about $30 million for the year because of increases from shipments of larger crops in Brazil and higher shipments from Africa, which were largely offset by lower volumes from Europe.

Results for the Company’s lumber and building products segment increased by $16 million, or 55%, in fiscal year 2005. Results reflected the benefits of slightly increased volume in construction supply markets and cost control in both construction and retail supply markets, which remain extremely competitive. In addition, about half of the earnings increase arose from the 6.4% appreciation of the euro, results from small acquisitions, pension adjustments, and gains from sales of real estate along with last year’s divestiture of a small Belgian operation. Revenues for this segment increased by $116 million, nearly half of which was due to the strength of the euro.

Higher volumes in the tea and rubber businesses were largely responsible for the $2 million improvement in the Company’s agri-products segment. However, results for nuts and dried fruits were impacted by adverse conditions in cashew markets where suppliers defaulted on some contracted deliveries. Results for seeds were affected by a claim of a sunflower seed grower. Nearly 36% of the $242 million increase in revenue in the segment for the year arose from the acquisition of a controlling interest in a small company that trades nuts and dried fruits. Including this business, nuts and dried fruits represented about half of the growth in agri-products revenues; however, results were limited by market conditions.

Selling, general, and administrative expenses increased at a faster rate than revenues in part because of additional costs of complying with the internal control requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), which increased external consulting and audit costs by about $5 million during the year. In addition, higher legal fees were required to respond to the European Union’s actions regarding the Company’s European tobacco buying practices. The $10.1 million provision for value-added tax credits in Brazil was also included in this account, as was the $3.5 million of Brazilian VAT refunds. Interest expense increased compared to last year primarily due to higher debt balances and, to a lesser extent, increasing interest rates.

The Company’s annual effective tax rate was approximately 41% for fiscal year 2005, primarily because of the non-deductible EU fines. Before the effect of the EU fines, the tax rate was in line with the prior year. The Company’s effective tax rate remains above the statutory U.S. rate due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate, and local tax expense recorded by a foreign subsidiary with a U.S. dollar loss for fiscal year 2005.

Nine-Month Transition Year Ended March 31, 2004, Compared to Nine Months Ended March 31, 2003

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

Net income for the nine-month period that ended on March 31, 2004, was $99.6 million, or $3.94 per diluted share compared to $79.0 million, or $3.08 per diluted share for the nine-month period ended March 31, 2003. Results for the nine-month period ended March 31, 2003, included $14.8 million of restructuring charges before taxes, or $9.5 million after taxes ($.37 per diluted share). The charges related to rationalizing U.S. operations.

Gross revenues were approximately $2.3 billion for the nine months ended March 31, 2004, compared to about $2.0 billion for the same period in the prior year. Revenues were higher in all business segments. Most of the increase in tobacco segment revenue for the nine months came from larger volumes shipped from South America. The nine months also benefited from the impact of a stronger euro on translation of revenues from European operations in both tobacco and lumber. In addition, revenues increased due to the operations of JéWé, acquired in January 2003. Agri-products revenues were up due to increased volume and prices in tea and rubber.

Tobacco segment earnings increased by about 9% to about $181.0 million for the nine months ended March 31, 2004, compared to the same period the prior year. Tobacco operations benefited from larger shipments from South America and processing improvements in the United States despite smaller crops in both areas. The U.S. improvements were due to efficiencies and yield enhancements from a new North Carolina plant and a refurbished Virginia plant. The impact of lower shipments from Africa in the nine months was partially offset by interest income in Zimbabwe, which increased by $8.8 million due to higher interest rates on larger local currency cash balances accumulated because of limitations on uses of those funds.

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

U.S. tobacco operations reflected the benefit of a one-time shift in the allocation of fixed factory overhead associated with the change in the Company’s fiscal year end. Universal recognizes its fixed factory overhead expense in the United States in the quarters in which the tobacco is processed. Since processing does not normally occur during the period between April 1 and June 30, the projected overhead expense for that period has historically been allocated to the preceding three quarters of each fiscal year, based on volumes processed. Because of the change in fiscal year end to March 31, the factory overhead expense for the period from April 1 through June 30, 2004, was reported in fiscal year 2005 results, and was allocated to the subsequent quarters of that fiscal year. Operating income for each quarter of the nine-month transitional year ended March 31, 2004, reflected this benefit. Had fiscal year 2004 included the estimated fixed factory overhead expense for April 1 through June 30, 2004, tobacco segment operating income would have been $11 million lower for the nine months. Including the estimated effect of the U.S. fixed factory overhead allocation, pro forma tobacco segment operating earnings were up by $3.6 million, or 2.2%, for the nine months. The following table provides data that is comparable to the results of the nine months ended March 31, 2003.

(in thousands of dollars)	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003
Tobacco segment operating income, as reported	$181,046	$166,398
Estimated U.S. overhead allocation	(11,000)	—

Pro forma tobacco segment operating income	$170,046	$166,398

Segment operating income from lumber and building products improved by about 46% for the nine months ended March 31, 2004, to $24.7 million. The increase is due to the strength of the euro, which gained more than 18% on average compared to the same period the prior year, and the acquisition of JéWé. Throughout the nine-month period, volume, especially in the construction supplies markets, suffered from the effects of an economic recession in the Netherlands and other European countries. Although the sunflower seeds and rubber businesses improved, results from the agri-products segment were down, due to disappointing performance of a small nut processor acquired the prior year.

“Selling, general and administrative expenses” for the nine months ended March 31, 2004, increased by $38 million primarily due to the strength of the euro and the acquisition of JéWé.

“Interest expense” increased by $1 million due to higher average debt balances during the nine months.

The Company’s effective tax rate was 36.5% compared to 35.5% for the prior year. The increase was primarily caused by changes in the mix of foreign earnings.

Results of Foreign Subsidiaries for the Three Months Ended March 31, 2004

Along with its change in fiscal year end, the Company also eliminated a three-month reporting lag previously used by most of its foreign subsidiaries. Reported income for the nine-month transition year included the results of the Company’s foreign subsidiaries for the nine months ended December 31, 2003. Results of foreign subsidiaries for the three months ended March 31, 2004, which represented the reporting lag (the “Lag Quarter”), were not reflected in the reported income, but were recorded as an addition to retained earnings. Operating income for the Lag Quarter was $25.9 million, the major components of which arose from shipments of African, European, and Oriental tobaccos and from lumber and building products operations. A new currency auction system, sanctioned in Zimbabwe in January 2004, effectively reduced currency rates and caused remeasurement losses on local currency cash balances held there. Those remeasurement losses were $10.2 million, and were partially offset by interest income of $4.4 million on local currency balances. Lag Quarter results were also reduced by a $3.2 million charge, discussed above, which was part of the total $10.8 million recorded to recognize the estimated cost of a claim against tobacco that did not meet customer requirements. Net income for the Lag Quarter was $18.9 million.

Accounting Pronouncements

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”). FSP No. 106-2 provides guidance on accounting for the effects of the subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare. In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act. FSP No. 106-2 was effective for Universal for the interim period ending September 30, 2004, the second quarter of fiscal year 2005. The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare, and it therefore will qualify for the subsidy when it is implemented in 2006. The Company concluded that the effects of the Medicare subsidy did not constitute a “significant event” as defined in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As a result, the effects of the Act were incorporated in the regular measurement of plan obligations reflected in the Company’s financial statements at the end of fiscal year 2005. The adoption of FSP No. 106-2 did not have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“Statement No. 151”). Statement No. 151 amends Accounting Research Bulletin No. 43 (“ARB No. 43”) to clarify that abnormal amounts of production-related costs, such as idle facility expense, freight, handling costs, and wasted materials, should be recognized as current-period charges rather than being recorded as inventory cost. Statement No. 151 also requires that allocation of fixed production overhead to inventory cost be based on the normal capacity of a company’s production facilities. Universal is in the process of evaluating the effects of Statement No. 151 on its accounting for production operations, but does not currently expect the impact to be material to its financial statements. Statement No. 151 is not effective for Universal until fiscal year 2007; however, earlier adoption is permitted.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, titled “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R requires that share-based payments, such as grants of stock options, restricted shares, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. The earlier guidance that Statement No. 123R replaced allowed companies the alternative of recognizing expense for share-based payments in their financial statements or disclosing the pro forma effect of those payments in the notes to the financial statements. Universal periodically issues share-based payments to employees under its compensation programs and has elected to make pro forma disclosures under the current accounting guidance. In April 2005, the U.S. Securities and Exchange Commission issued a rule delaying the effective date of Statement No. 123R until the beginning of the fiscal year that follows June 15, 2005. The Company is now required to adopt Statement No. 123R as of April 1, 2006, which is the first quarter of fiscal year 2007. Beginning in that quarter, the Company will recognize expense over the service period for the fair value of all grants issued after March 31, 2006, as well as expense attributable to the remaining service period for all prior grants that have not fully vested by that date. The Company plans to make certain changes in its stock compensation program for future share-based grants and is evaluating the alternative valuation models that may be used for share-based payments issued after the adoption of Statement No. 123R. At this time, the Company does not expect the effect of adopting Statement No. 123R to be significantly different from the impact on net earnings reported in prior periods under the disclosure provisions of the existing Statement No. 123.

In December 2004, the FASB issued two Staff Positions (“FSPs”) addressing accounting and disclosure issues related to certain provisions of the American Jobs Creation Act of 2004, which was signed into law in October 2004. FSP No. 109-1 addresses the application of FASB Statement No. 109 to the new tax deduction for qualified domestic production activities provided by this legislation. FSP No. 109-2 addresses accounting and disclosure considerations related to the one-time dividends received deduction the legislation provides to encourage U.S. companies to repatriate earnings from foreign subsidiaries. The Company’s current U.S. tax position limits the potential benefit of both of these provisions of the American Jobs Creation Act. As a result, neither FSP had a material effect on the consolidated financial statements.

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

Working Capital

Working capital at March 31, 2005, was $819 million, up $30 million from the level at March 31, 2004. The increase was caused by a $227 million increase in current assets other than cash, which principally comprised increases in accounts receivable of $67 million, tobacco inventories of $46 million, lumber inventories of $29 million, and agri-products inventories of $66 million. Working capital levels were also affected by a decrease in accounts payable of $46 million and a decrease in customer deposits of $11 million. These changes were funded by commercial paper and revolving credit borrowings that are classified as long-term debt because of the issuance, subsequent to fiscal year end, of a $200 million private placement note, the proceeds of which were used to reduce those borrowings. The increase in tobacco inventories was due to the weakness of the U.S. dollar combined with delayed shipments from Africa, and some carryover from an unusually large crop in Brazil. The Company’s uncommitted inventories decreased to approximately $92 million compared to $106 million at March 31, 2004. Uncommitted tobacco stocks decreased from 19% of total tobacco inventory at March 31, 2004, to 15% of total tobacco inventory at March 31, 2005. Management does not consider these levels excessive. Over the same period, agri-products inventories increased by $66 million due to the higher prices and volumes for tea and rubber, higher nut inventories, and the acquisition of the controlling interest in a nut joint venture. Advances to suppliers increased by $11 million primarily due to the expansion of tobacco sources in Africa. The level of customer advances, which decreased by $11 million, can vary from year to year as customers review their circumstances. Accordingly, the Company considers such advances as borrowings when it reviews its balance street structure. The $67 million increase in accounts receivable was primarily due to the strength of the euro. The increase in the current portion of long-term debt reduced the working capital by $77 million.

Capital Spending

The Company’s capital expenditures are generally limited to those that add value for the customer, replace equipment, increase efficiency, or position the Company for future growth. Universal’s capital expenditures were approximately $106 million in fiscal year 2005, $63.2 million in the nine months ended March 31, 2004, before considering the Lag Quarter, and $115.4 million in the year ended June 30, 2003. During the Lag Quarter, the Company’s capital expenditures were approximately $19.5 million. In fiscal year 2005, much of the increase in capital spending was related to the Company’s announced construction of a new factory in Mozambique, for which completion is expected in fiscal year 2006. Approximately $14 million of the capital expenditures in the nine months ended March 31, 2004, related to the completion of a major investment in leaf processing in the United States.

Outstanding Debt and Other Financing Arrangements

Universal’s total debt increased by about $331 million during fiscal year 2005, and its total debt as a percentage of total capitalization (including total debt, deferred taxes, minority interests, and shareholders’ equity) rose to about 61% from 56% at March 31, 2004, and approximately 60% at June 30, 2003. The increase in debt reflected the effect of the stronger euro and the Company’s working capital investments and capital expenditures in Africa and Brazil. The Company has invested in these regions to expand and diversify tobacco sources to meet customer demand. Total long-term obligations, including current maturities, increased by $146 million to $962 million while notes payable increased by $185 million to $429 million. The increase in long-term obligations was primarily due to the Company’s classification of $200 million of borrowings supported by its revolving credit facility as long-term debt because of the issuance, subsequent to the fiscal year end, of a $200 million three-year note in a private placement transaction to refinance those borrowings. The note bears interest at LIBOR plus 1.25% and is callable by the Company after one year. The Company also issued $95 million of 5% medium-term notes due September 1, 2011. The proceeds were used to repay maturing long-term debt of $45 million and for other general corporate purposes. The Company has $105 million remaining under a $400 million shelf registration that became effective in August 2003, and expects to use the proceeds of any sales of these securities for general corporate purposes, which may include the repayment of indebtedness, capital expenditures, acquisitions, and funding of working capital needs.

In February 2005, Moody’s Investors Service (“Moody’s”) downgraded the Company’s long-term credit ratings from Baa1 to Baa3 and short-term credit ratings from P-2 to P-3, but changed its outlook for the ratings from negative to stable. Standard & Poor’s reduced the Company’s long-term credit rating from A- to BBB+ with a negative outlook. In its public release dated February 14, 2005, Moody’s stated, “The ratings could be downgraded if the ratio of expected retained cash flow to debt reached levels consistently below 12%, or if earnings and cash flow instability observed in the past four quarters continued in the coming four quarters, preventing debt reduction.” As of March 31, 2005, the Company’s ratio of retained cash flow to debt, as defined by Moody’s, was about 9%. The short-term rating downgrade has increased the Company’s short-term borrowing costs. If the Company’s credit ratings are lowered below investment grade in the future, then its interest costs would increase and access to capital markets could be significantly limited. Management communicates regularly with the rating agencies and plans to take necessary actions to maintain investment grade status.

During fiscal year 2005, the Company terminated interest rate swaps on $140 million notional amount of long-term debt for a gain of approximately $4 million, which will be amortized as a reduction of interest expense over the remaining life of the underlying debt. From time to time, the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2005, the Company had outstanding interest rate swap agreements on $50 million notional amount of long-term debt. These agreements effectively adjust interest rates from fixed to floating and are accounted for as fair value hedges.

Near the end of fiscal year 2004, Universal entered a foreign currency swap with a third party to mitigate its exposure to changes in exchange rates related to a foreign currency-denominated receivable from a subsidiary. The swap converts a fixed-rate, foreign currency-denominated receivable to a fixed rate receivable denominated in U.S. dollars. It is accounted for as a cash flow hedge, and its notional amount was approximately $137 million at March 31, 2005.

As of March 31, 2005, Universal had approximately $1 billion in uncommitted lines of credit, of which approximately $675 million was unused and available to support seasonal working capital needs. The Company’s also has a five-year committed revolving credit facility totaling $500 million. The facility will mature on January 7, 2010. As of March 31, 2005, the Company had $115 million outstanding under the revolving credit facility. Universal’s commercial paper program, which provides flexibility in the Company’s short-term borrowings, is supported by the revolving credit facility. Under the terms of its bank agreements, the Company must maintain certain levels of tangible net worth and observe restrictions on debt levels. The Company was in compliance with all such covenants at March 31, 2005.

As noted above, subsequent to March 31, 2005, the Company entered into a private placement transaction, borrowing $200 million under a three-year floating rate note. The note bears interest at LIBOR plus 1.25% and is callable after one year. The proceeds were used to retire short-term notes, commercial paper, and borrowings under the revolving credit facility.

Funds supporting the Company’s ERISA-regulated domestic defined benefit pension plans increased by $8.7 million to $138 million because of positive market activity during the year ended December 31, 2004, the measurement date for the plan. As of April 30, 2005, the market value of the fund was about $134.4 million, compared to the accumulated benefit obligation (“ABO”) of $143 million and the projected benefit obligation (“PBO”) of $166 million. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 9 of “Notes to Consolidated Financial Statements.” The Company plans to contribute approximately $4 million to the domestic pension fund during the next year, which is more than the contribution required by ERISA. It is the Company’s policy to monitor the market performance of the funds and to review the adequacy of its funding and its contributions to those funds. The fund is managed for long-term returns, and in May 2005, the Company elected to change its asset allocation slightly as a result of a 6-month study of the plan’s liabilities and the returns required to meet them. The new allocation is 55% to domestic securities, 15% to international securities, and 30% to fixed income securities.

Contractual Obligations

The Company’s contractual obligations as of March 31, 2005, were as follows:

	Total	2006	2007-2008	2009-2010	Thereafter
Notes payable and long-term debt[1]	$1,635,973	$620,015	$327,172	$322,181	$366,605
Operating lease obligations	38,658	10,616	13,840	7,422	6,780
Inventory purchase obligations:
Tobacco	536,408	381,786	54,892	56,370	43,360
Lumber	66,692	66,692	—	—	—
Agri-products	187,269	187,269	—	—	—
Agricultural materials	4,939	4,939	—	—	—
Capital expenditure obligations	20,241	20,241	—	—	—
Other purchase obligations	6,071	5,027	288	288	468

Total	$2,496,251	$1,296,585	$396,192	$386,261	$417,213

[1]	Includes interest payments. Interest payments on $754 million of variable rate debt are estimated on the basis of March 31, 2005 rates.

In addition to principal and interest payments on notes payable and long-term debt, the Company’s contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield and prices will depend on the quality of the tobacco delivered. More than half of the Company’s contracts to purchase tobacco are with farmers in Brazil. Tobacco purchase obligations have been partially funded by advances to farmers, which totaled approximately $170 million as of March 31, 2005. Commitments to purchase agri-products inventories are frequently matched to forward sales contracts with customers. Capital expenditure obligations represent the Company’s outstanding contractual commitments to complete and equip a new tobacco processing factory and related facilities in Mozambique.

Management believes that its financial resources are adequate to support its capital needs. Those resources include cash from operations, cash balances, the potential to issue debt to the public under its shelf registration statement and the commercial paper market, and committed and uncommitted bank lines. Any excess cash flow from operations after dividends, capital expenditures, and any necessary debt reduction will be available to fund expansion, purchase the Company’s stock, or otherwise enhance shareholder value.

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

Inventories

Inventories of tobacco and agri-products are valued at the lower of cost or market with cost determined under the specific cost method. In the tobacco and agri-product businesses, raw materials are clearly identified at the time of purchase. The Company tracks the costs associated with raw materials in the final product lots, and maintains this identification through the time of sale. The Company also capitalizes direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. Lumber and building products inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out method. The Company writes down inventory for changes in market value based upon assumptions related to future demand and market conditions. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write downs. The Company experiences inventory write downs routinely. Inventory write downs in fiscal year 2005, the transition year ended March 31, 2004, and fiscal year 2003 were $6.7 million, $7.7 million, and $3.3 million, respectively.

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

Income Taxes

The Company’s effective tax rate is based on its expected income, statutory tax rates, and tax planning opportunities in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and evaluating the tax position of the Company. The effective tax rate is applied to quarterly operating results. The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions, and could be subject to a tax audit in each of these jurisdictions, which could result in adjustments to tax expense in future periods. In the event that there is a significant, unusual, or one-time item recognized in the Company’s results, the tax attributed to that item would be recorded at the same time as the item. For example, in fiscal year 2005, the Company recorded a charge for certain fines imposed by the European Commission that will not be deductible for income tax purposes in the related countries where assessed. No tax benefit was recognized on this charge, which increased the consolidated tax rate.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in the financial statements is different than that reported in its tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are related to timing issues, such as differences in depreciation methods. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which the Company has already recorded the tax benefit in its financial statements. The Company has recorded valuation allowances for deferred tax assets when the amount of estimated future taxable income was not likely to support the use of the deduction or credit. During the nine months ended March 31, 2004, the Company received a significant dividend from a foreign subsidiary that enabled the Company to utilize foreign tax credit carryforwards of approximately $19 million. The Company expects foreign tax credit carryforwards to be generated in future periods. Any significant reduction in future taxable income and changes in its sources or changes in U.S. or foreign tax laws could result in the expiration of foreign tax credit carryforwards. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred or an expense that has not yet been recognized in the financial statements and has been deducted in the Company’s tax return.

For additional disclosures on income taxes, see Notes 1 and 5 of “Notes to Consolidated Financial Statements.”

Pension Plans and Postretirement Benefits

The measurement of the Company’s pension and postretirement obligations and costs are dependent on a variety of assumptions used by the Company’s actuaries. These assumptions include estimating the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions made by the Company may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets. The significant assumptions used in the calculation of pension and postretirement obligations are:

•	Discount rate – The discount rate is based on investment yields available at the measurement date on corporate long-term bonds rated AA.

•	Salary growth – The salary growth assumption is a factor of the Company’s long-term actual experience, the near-term outlook, and assumed inflation.

•	Expected return on plan assets – The expected return reflects asset allocations and investment strategy.

•	Retirement and mortality rates – Retirement rates are based on actual plan experience along with the Company’s near-term outlook. Early retirement assumptions are based on actual Company experience. Mortality rates are based on standard group annuity (GA-83) mortality tables.

•	Health care cost trends – For postretirement medical plan obligations and costs, the Company makes assumptions on future increases in medical costs. These assumptions are based on the actual experience of the Company along with third-party forecasts of long-term medical cost trends.

•	The effect of actual results differing from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense in such future periods.

•	Sensitivity Analysis. The effect of the indicated decrease or increase in the selected assumptions is shown below, assuming no change in benefit levels:

(in thousands)	Effect on 2005 Projected Benefit Benefit Obligation Increase (Decrease)	Effect on Annual Expense Increase (Decrease)
Change in Assumption (Pension Plans)
1% increase in discount rate	$(38,032)	$(3,234)
1% decrease in discount rate	46,583	3,869

1% increase in salary scale	13,664	2,783
1% decrease in salary scale	(12,503)	(2,574)

1% increase in rate of return on assets	N/A	(2,284)
1% decrease in rate of return on assets	N/A	2,282

Change in Assumption (Other Postretirement Benefits)
1% increase in discount rate	(4,810)	49
1% decrease in discount rate	4,810	198

1% increase in medical inflation	1,837	112
1% decrease in medical inflation	(1,603)	(100)

See Note 9 of “Notes to Consolidated Financial Statements” for additional information on pension and postretirement benefit plans.

Other Estimates and Assumptions

Other management estimates and assumptions are routinely required in preparing the Company’s financial statements, including the determination of valuation allowances on accounts receivable, advances to suppliers, and value-added tax credits in Brazil. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on management’s best judgment.

OTHER INFORMATION REGARDING TRENDS

AND MANAGEMENT’S ACTIONS

The Company’s financial performance depends on its ability to maintain efficient operations and to secure the tobacco volumes desired by its customers. In fiscal year 2005, worldwide flue-cured production by exporting countries (excluding China) increased by 15%, on the strength of a very large Brazilian crop, and in fiscal year 2006, flue-cured production is forecast to remain at that level. Burley crops increased by more than 14% in fiscal year 2005, but are expected to decline by 5% in fiscal year 2006 bringing the two-year increase to about 8.2%. For the second consecutive year, adverse weather conditions in Brazil have caused a dearth of ripe leaf, which will make it difficult to provide all of the leaf qualities and styles needed to meet some customers’ requirements and could increase inventory levels there. By fiscal year 2006, African flue-cured leaf volumes are expected to reach 85% of the levels that existed before the long-term decline in Zimbabwean crops and that increase coupled with Brazilian production expansion has caused an oversupply of some grades of flue-cured tobacco. U.S. volumes continue to slide, reflecting non-competitive leaf prices. However, the recent buy-out of the federal tobacco program, which eliminated support prices and production controls, and the weak dollar should provide U.S. farmers a better competitive environment in the future. Economic conditions in Europe that affect the Company’s lumber operations remain difficult, but markets for some portions of the agri-product segment strengthened during fiscal year 2005. Management remains confident that the Company is well positioned to deal with the challenges of its markets.

The Company expects that near term demand for leaf tobacco will be flat or declining slightly primarily due to the flattening trend in world cigarette consumption and to improved leaf utilization by cigarette manufacturers. On a year-to-year basis, the Company is susceptible to fluctuations in leaf supply due to crop size and leaf demand as manufacturers adjust inventories or respond to changes in the cigarette market.

The Company estimates that industry worldwide uncommitted flue-cured and burley inventories totaled about 230 million kilos, excluding inventories of Asian government-owned monopolies, at March 31, 2005. Of this amount, about 99 million kilos are U.S. tobaccos held by the Commodity Credit Corporation for sale to the industry or by the U.S. farmers’ stabilization cooperatives. After four years of inventory declines, March balances represent an increase of about 77% compared to inventory levels at March 31, 2004. With the large crops continuing in fiscal year 2006, it is likely that industry inventories of uncommitted stocks will increase in the coming year.

Although cigar consumption continues to grow at a modest pace in the United States, consumption within the main European Union markets has declined slightly. Supplies of filler and binder tobaccos, which over the last several years have been in surplus due to overproduction in certain countries, have generally returned to a balance with demand. The market for cigar wrapper continues to be firm. Within the smokeless segment of the dark tobacco business, consumption of loose-leaf chewing tobacco continues to decline by about five percent annually, while the consumption of snuff products has been growing between three and four percent per year. Management believes that there is an adequate supply of suitable dark tobacco in the world market to meet the demand of the manufacturers of smokeless tobacco products.

The high price of U.S. leaf relative to the world market has limited exports, which, combined with declining purchases by U.S. manufacturers, have led to a decline in the amount of U.S. tobacco produced and sold in the United States. Domestic leaf purchases are unlikely to increase because of the continued decline of cigarette consumption in the United States. Exports of U.S. leaf are likely to continue to decline unless the competitive position of U.S. leaf improves dramatically which is not likely in the near term. However, the elimination of U.S. price supports and production controls as a result of the tobacco buyout could provide an opportunity for more competitive production and market conditions in the future. Should the declines continue, the Company has the risk that its U.S. processing facilities would have excess capacity. Without substantial improvement in the market attractiveness of U.S. leaf, foreign manufacturers are likely to continue to shift their purchases to other tobacco producing areas, such as Brazil and Africa where the Company has significant operations.

Because most of the shortfall from the decline in Zimbabwe tobacco purchased at auction has been replaced with crops from areas where the Company contracts with and provides financing to farmers, the Company faces increased financing and inventory risk. Efforts to expand sources of African tobacco have required investments in working capital and operating facilities. Should tobacco production fail to fully develop in areas where the Company is making these investments, tobacco volumes may not be sufficient for the Company to operate at a satisfactory return in those areas.

The Company’s debt levels have been increasing as a result of its investment in expansion of tobacco sources, expansion of its agri-products and lumber and building products businesses, rising commodity prices for agri-products, and the weak U.S. dollar. In February 2005, Moody’s Investor service reduced the ratings on Universal’s senior long-term debt from Baa1 to Baa3. Standard & Poor’s reduced the ratings from A- to BBB+. Management expects the trend of increasing debt to begin to reverse as investments in its businesses are completed; however the weakness of the U.S. dollar may continue to adversely affect debt balances. If the Company does not succeed in significantly reducing its debt levels, its credit ratings could be lowered to below investment grade, which would cause access to debt markets to become more difficult and increase interest rates on new debt issuances.

The European Union (“E.U.”) has taken action toward modifying the system of granting subsidies to tobacco farmers. The E.U. subsidy makes up well over half of the revenue that a European farmer receives on a tobacco crop. Under the recently announced regime, no change in the current system is foreseen in crop years 2004 and 2005 which will be reflected in Universal’s 2006 and 2007 fiscal years respectively. Beginning with the 2006 crop (fiscal year 2008) and through the 2009 crop (fiscal year 2011), however, 40% of the subsidy has been “decoupled” from production. The “decoupling” of the subsidy from production essentially means that a farmer can receive the subsidy granted in a reference period even if the farmer does not plant tobacco, so long as he keeps the land associated with that subsidy in good agricultural and environmental conditions. However, the relevant member states, such as Italy, Greece, Spain, and France, can increase the decoupled portion of the subsidy up to 100%. The remaining portion of the subsidy (60%, or less) shall remain subject to actual production of tobacco. This means, in practical terms, that the total aid to tobacco farmers remains unchanged for those who continue; however, the incentive to grow tobacco does change and some growers could decide to leave production. In each of the Company’s main European tobacco sources, such as Italy, Greece, Spain, and France, tobacco production and processing is extremely important to the local economy. Consequently, management believes that the major tobacco producing countries will choose not to decouple more than 40% of the subsidy, with the possible exception of some varieties less in demand by the market. The Company does not handle those varieties. Before the end of 2009, the E.U. Commission shall submit to the Council of Ministers a report on the implementation of the new tobacco subsidy system accompanied by appropriate proposals, if necessary. In 2013, the whole E.U. Common Agricultural Policy will be under revision. Unless the system in place for the four crop years 2006-2009 is extended to 2013, as a consequence of the “interim” report prepared by the Commission, then the decoupled portion would increase to 50%, while the remaining 50% would be used to finance restructuring activities in the tobacco regions. The Company has operations in new acceding countries, Poland and Hungary, who joined the E.U. on May 1, 2004. In those countries, the new system will not be “de facto” implemented before crop 2007, and in the meantime, tobacco farmers will receive subsidies mainly financed by the domestic budget. During fiscal year 2005, customers located in Hungary significantly reduced their purchases of Hungarian leaf. If this trend continues and exports do not increase, then the Company’s operations in Hungary could be negatively affected.

Management believes that some farmers will cease tobacco production, mainly in the marginal varieties for which member states will decide to increase decoupling to the maximum and to some extent in the market-oriented growths. It has been recently clarified that, in the subsidy system applicable to the interim period (crops 2006-2009), the E.U. tobacco budget allocated to each producing country for payment of the “coupled” (initially 60%) portion shall remain unchanged, even if total production drops within certain limits. The farmers who continue to produce tobacco in countries where tobacco production declines during the interim period will receive a larger portion of the “coupled” subsidy then they would have if the E.U. tobacco budget had not been fixed for the interim period. The decline in production will accelerate after the expiration of the interim period with the 2010 crop, unless action is taken to extend the system through year 2013 or alternative funds are made available at the national level. The number of farmers who cease producing tobacco will depend on their efficiencies in production and the purchase price received for their tobacco. Management believes that after the 2005 crop, the major influence on the farmers’ decisions to produce tobacco will be the level of commercial prices for green tobaccos. Higher prices will depend on enhanced attention to quality and on whether the system can become more efficient by eliminating unproductive costs. In addition, confirmed support from European tobacco product manufacturers will be crucial to the long-term viability of tobacco production in Europe. A recent agreement between the Italian Ministry of Agriculture and Philip Morris International provides for a 15% increase under certain conditions of quality improvement of the local tobacco crops of purchases of Italian flue-cured and burley, for three years. Management believes that if farmer prices do not increase or, alternatively, if the member states do not choose to implement subsidies for tobacco production, the volume of tobacco produced in Europe will decline over time. In this case, the Company’s results of operations could be negatively affected. The recorded value of the Company’s equity in net fixed assets that could be affected by these changes was approximately $37 million. In addition, unrealized currency losses for tobacco operations there were $9.2 million, net of taxes, at March 31, 2005, $8.9 million of which relates to Hungary.

An important recent trend in the tobacco industry has been consolidation among manufacturers of tobacco products. This trend is expected to continue, particularly as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers. This concentration could provide additional opportunities for international leaf merchants, including Universal. A key success factor for leaf dealers is the ability to provide customers with the quality of leaf and the level of service they desire at the lowest cost possible. In addition, the international leaf dealers have larger historical market shares with some customers than with others. Consequently, the Company’s potential growth will be affected by the growth of its major customers, and consolidation of customers may have at least a short-term favorable or unfavorable impact on the Company’s business. In recent years, the growth of some of the Company’s customers has eliminated the need for some services that Universal provides, and management expects that demand for those services will diminish.

Additional attention by manufacturers to certain quality considerations and to social responsibility programs has increased Universal’s costs. For example, dealing with claims for the presence of non-tobacco related materials in packed tobacco has cost more than $13 million during the last three fiscal years, and establishing worldwide farm programs to ensure that such materials are kept out of the green tobacco delivered to the factories is an ongoing cost. In addition, Universal has established programs for good agricultural practices and has been active in social responsibility endeavors in many of the third world countries in which it does business.

World markets for all of the products that the Company handles are extremely competitive. Management is continuing to focus on cost reductions and efficiency improvements and has set an objective of eliminating $9 million in costs by the end of fiscal year 2006.

Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on sales of tobacco products, particularly in the United States. Also a number of foreign governments have taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Treaty on Tobacco Control, which was negotiated under the auspices of the World Health Organization. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of its primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company’s products and services and could have a material adverse effect on its results of operations.

In the year ended March 31, 2005, the weakness in the U.S. dollar in relation to the euro benefited the Company’s lumber and building products operations, which use the euro as the functional currency. Further changes in exchange rates will affect the translation of the euro earnings of the Company into U.S. dollars. In addition, a continued economic recession could further depress construction activity in the Netherlands and negatively affect sales volumes and margins. Conversely, an increase of such activity could provide an opportunity for volume and margin expansion.

The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions, and from time to time contests assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of various pending and contested tax issues. The consolidated income tax rate is also affected by a number of factors, including, but not limited to, the mix of domestic and foreign earnings and investments, local tax rates of subsidiaries, repatriation of foreign earnings, and the Company’s ability to utilize foreign tax credits.

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

Operating Factors

The leaf tobacco industry is highly competitive, and Universal is heavily reliant on a few large customers.

The Company is one of two major independent global competitors in the highly competitive leaf tobacco industry, all of whom are reliant upon a few large customers. The loss of one of those large customers or a significant decrease in their respective demand for the Company’s products or services could further increase competition and significantly decrease the Company’s sales of products or services, which would have a material adverse effect on Universal’s results of operations. The competition among leaf tobacco merchants is based on the ability to meet customer specifications in the buying, processing, and financing of tobacco, as well as the price charged for products and services. However, because Universal, like its competition, relies upon a few significant customers, the consolidation or failure of any of these large or significant customers could contribute to a significant decrease in its sales of products and services.

The Company’s financial results can be significantly affected by the changes in the balance of supply and demand for leaf tobacco or other agricultural products.

Because Universal is a leaf tobacco merchant, its financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for tobacco, which is based upon customers’ expectations of their future tobacco requirements, can change from time to time depending upon internal and external factors affecting the demand for their products. The Company’s customers’ expectations, and thus their demand for leaf tobacco, are influenced by a number of factors, including:

•	trends in the global consumption of cigarettes,

•	trends in sales of cigars and other tobacco products, and

•	levels of competition.

The total supply of tobacco at any given time is a function of current tobacco production, inventories held by manufacturers, and the volumes of uncommitted stocks of processed tobacco from prior years’ production. Production of tobacco in a given year may be significantly affected by such factors as:

•	the amount of tobacco planted by farmers throughout the world,

•	weather and natural disasters, and

•	crop disease.

Any significant change in these factors could cause a material imbalance in the supply and demand for tobacco, which would affect the Company’s results of operations. Similar factors can affect results for its agri-products businesses.

The Company’s financial results will vary according to growing conditions, customer requirements and other factors. These factors also reduce the ability to gauge the Company’s performance and increase the risk of an investment in Universal.

The Company’s financial results, particularly the quarterly financial results, may be significantly affected by fluctuations in tobacco growing seasons and crop sizes. The cultivation of tobacco is dependent upon a number of factors, including weather and other natural events, and the Company’s processing schedule and results of operations can be significantly altered by these factors.

Further, the timing and unpredictability of customer, orders and shipments cause the Company to keep tobacco in inventory, increase its risk, and result in variations in quarterly and annual financial results. Sales recognition by the Company and its subsidiaries is based on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on the needs and shipping instructions of the Company’s customers. These fluctuations result in varying volumes and sales in given periods, which also reduce the comparability of financial results in different periods or in the same periods in different years.

Major shifts in customer requirements for tobacco supply may significantly affect Universal’s operating results.

If the Company’s customers significantly alter their requirements for tobacco volumes from certain regions, then Universal may have to change its production facilities and alter its fixed asset base in certain origins. Permanent or long-term reduction in demand for tobacco from origins where the Company has operations may trigger restructuring charges. Universal may also need to make significant capital investments in other regions to develop the needed infrastructure to meet customer supply requirements.

In areas where Universal purchases its leaf tobacco directly from farmers, the Company bears the risk that the tobacco it receives will not meet quality and quantity requirements.

When Universal contracts directly with tobacco farmers or tobacco farmer cooperatives, which is the method it uses to purchase tobacco in most countries, the Company bears the risk that the tobacco delivered may not meet customer quality and quantity requirements. If the tobacco does not meet such market requirements, the Company may not be able to meet all of its customers’ orders, which would have an adverse effect on its profitability and its results of operations. In addition, in many foreign countries, when Universal purchases tobacco directly from farmers, it provides them with financing. Unless the Company receives marketable tobacco that meets the quality and quantity specifications of its customers, it bears the risk that it will not be able to fully recover its crop advances or recover them in a reasonable period of time. Although the Company purchases a portion of its leaf tobacco through public auction, as well as privately-negotiated contract purchases, several countries where auction markets are used today may be moving toward direct purchasing, thus increasing the areas subject to this risk.

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

The Company’s international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include, among other factors, undeveloped or antiquated commercial law and the expropriation or nationalization of assets, may adversely impact the Company’s ability to effectively manage its operations in those countries. For example, in the past, Universal has experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government’s economic policies, and government actions in Zimbabwe have reduced the tobacco crop there, causing the Company to shift sourcing of tobacco to other countries. Universal has substantial capital investments in South America and Africa, and the performance of its operations in those regions can materially affect its earnings from tobacco operations. If the political situation in any of the countries where the Company conducts business were to deteriorate significantly, the Company’s ability to recover assets located there could be impaired. To the extent that Universal does not replace any lost volumes of tobacco with tobacco from other sources, or incurs increased costs related to such replacement, its results of operations would suffer.

Changes in tax laws in the countries where Universal does business may adversely affect the Company’s results of operations.

The Company through its subsidiaries is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings as can the resolution of various pending and contested tax issues. For example, recent changes in tax law in the state of Rio Grande do Sul in Brazil which limit the amount of tax credits generated on interstate sales of tobacco in Brazil will increase Universal’s cost of doing business in that country.

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

Funds held by the Company’s foreign subsidiaries are often deposited in their local banks., Banks in certain foreign jurisdictions may be subject to a higher rate of failure or may not honor withdrawals of deposited funds. In addition, the countries in which these local banks operate may lack sufficient regulatory oversight or suffer from structural weaknesses in the local banking system. Due to uncertainties and risks relating to the political stability of certain foreign governments, these local banks also may be subject to exchange controls and therefore unable to perform transfers of certain currencies. If the Company’s ability to gain access to these funds were impaired, it could have a material adverse effect on Universal’s results of operations.

Universal has substantial debt outstanding which may limit the Company’s ability to secure future sources of financing.

If the Company does not reduce debt levels or increase earnings, then its credit ratings could be lowered below investment grade, which would cause access to debt markets to become more difficult and increase interest rates on new debt. The Company may find it difficult to secure additional financing on satisfactory terms.

Fluctuations in foreign currency exchange rates and interest rates may affect Universal’s results of operations.

Although the international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country, the Company’s purchases of tobacco are often made in local currency. As a result, changes in exchange rates can make a particular crop more or less attractive in the world market, thereby affecting the profitability of such crop and Universal’s results of operations. Because there is no forward foreign exchange market in many of the major countries where the Company sources tobacco, Universal manages its foreign exchange risk by matching funding for inventory purchases with the currency of sale and by minimizing its net investment in these countries. To the extent that the Company is not able to continue match funding, or otherwise hedge its exposure, the Company could have a disproportionate exposure to local currency in which the tobacco was purchased.

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

The Company’s tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable rate debt. If Universal were to fund its committed tobacco inventory with fixed-rate debt, the Company might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of March 31, 2005, tobacco inventory of $609 million included $517 million in inventory that was committed for sale to customers and $92 million that was not committed. Committed inventory, after deducting about $49 million in customer deposits, represents the Company’s net exposure of about $468 million. Universal maintains a substantial portion of its debt at variable interest rates in order to substantially mitigate interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was $754 million at March 31, 2005. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $7.5 million, approximately 60% of that amount could be offset with changes in charges to customers.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. Most of the tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of Universal’s major countries of tobacco origin, the Company manages its foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing its net investment in individual countries. In these countries, the Company is vulnerable to currency gains and losses to the extent that any local currency balances do not offset each other. The Company recognized a $1.5 million exchange loss due to remeasurement for the fiscal year ended March 31, 2005, compared to a $100 thousand exchange loss due to remeasurement for the nine-month transition year ended March 31, 2004, and a $12.6 million remeasurement gain for the fiscal year ended June 30, 2003. The Company recognized $400 thousand in exchange gains from foreign currency transactions for the fiscal year ended March 31, 2005, compared to exchange gains of $1.7 million for the transition year ended March 31, 2004, and exchange losses of $900 thousand for the fiscal year ended June 30, 2003.

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

Commodity

Universal uses commodity futures in its rubber trading business to reduce the risk of price fluctuations. The Company does not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amounts recorded during fiscal years 2005, 2004, and 2003 were not material.

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

Item 8. Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Fiscal Year Ended March 31, 2005	Nine Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003
Sales and other operating revenues	$3,276,057	$2,271,152	$2,636,776

Costs and expenses
Cost of goods sold	2,664,687	1,829,219	2,098,625
Selling, general and administrative expenses	387,906	250,307	297,335
European Commission fines	14,908	—	—
Restructuring costs	—	—	33,001

Operating income	208,556	191,626	207,815
Equity in pretax earnings of unconsolidated affiliates	15,649	6,044	10,439
Interest expense	58,252	35,032	45,270

Income before income taxes and other items	165,953	162,638	172,984
Income taxes	68,197	59,329	53,094
Minority interests	1,743	3,673	9,296

Net income	$96,013	$99,636	$110,594

Earnings per common share:
Basic	$3.76	$3.97	$4.35

Diluted	$3.73	$3.94	$4.34

Basis for per-share calculations:
Weighted average common shares outstanding	25,553	25,072	25,420
Dilutive effect of stock options	164	205	79

Average common shares outstanding, assuming dilution	25,717	25,277	25,499

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)	March 31, 2005	March 31, 2004
ASSETS
Current
Cash and cash equivalents	$58,625	$39,310
Accounts receivable, net	494,963	427,845
Advances to suppliers, net	171,906	161,094
Accounts receivable—unconsolidated affiliates	4,759	6,156
Inventories—at lower of cost or market:
Tobacco	609,114	562,927
Lumber and building products	167,333	138,423
Agri-products	172,448	106,214
Other	42,473	35,071
Prepaid income taxes	5,504	9,635
Deferred income taxes	6,875	16,908
Other current assets	54,808	38,721

Total current assets	1,788,808	1,542,304

Property, plant and equipment—at cost
Land	78,127	60,823
Buildings	395,077	364,948
Machinery and equipment	746,198	694,314

	1,219,402	1,120,085
Accumulated depreciation	(595,732)	(559,217)

	623,670	560,868

Other assets
Goodwill and other intangibles	138,053	134,664
Investments in unconsolidated affiliates	98,789	94,460
Deferred income taxes	85,014	62,489
Other noncurrent assets	150,990	103,623

	472,846	395,236

Total assets	$2,885,324	$2,498,408

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)	March 31, 2005	March 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$429,470	$244,031
Accounts payable	299,452	345,627
Accounts payable—unconsolidated affiliates	279	2,571
Customer advances and deposits	48,634	59,894
Accrued compensation	35,621	32,703
Income taxes payable	32,866	22,007
Current portion of long-term obligations	123,439	45,941

Total current liabilities	969,761	752,774

Long-term obligations	838,687	770,296
Postretirement benefits other than pensions	43,459	41,721
Other long-term liabilities	131,885	95,710
Deferred income taxes	43,899	43,691

Total liabilities	2,027,691	1,704,192

Minority interests	35,245	34,383

Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 25,668,590 and 25,446,975 shares at March 31, 2005 and 2004; respectively	117,520	112,505
Retained earnings	733,763	679,202
Accumulated other comprehensive loss	(28,895)	(31,874)

Total shareholders’ equity	822,388	759,833

Total liabilities and shareholders’ equity	$2,885,324	$2,498,408

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003
Cash Flows From Operating Activities:
Net income	$96,013	$99,636	$110,594
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	69,409	45,519	47,969
Amortization	4,724	3,348	5,535
Translation (gain) loss, net	1,473	100	(12,558)
Accrued liability for European Commission fines	14,908	—	—
Restructuring costs, net of cash paid	—	—	16,340
Deferred taxes	(10,577)	(7,346)	(11,901)
Minority interests	1,743	3,673	9,296
Equity in net income of unconsolidated affiliates, net of dividends	(3,766)	(4,062)	(5,847)
Other	(7,154)	(3,121)	(1,783)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(36,469)	(61,885)	(92,268)
Inventories and other assets	(155,876)	(68,288)	(85,958)
Income taxes	4,131	10,886	12
Accounts payable and other accrued liabilities	(65,682)	(44,626)	(24,284)

Net cash used by operating activities	(87,123)	(26,166)	(44,853)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(105,757)	(63,243)	(115,396)
Purchase of business, net of cash acquired	(16,027)	—	(71,865)
Sales of property, plant and equipment	5,778	2,837	12,824
Other	(12,347)	—	(1,691)

Net cash used in investing activities	(128,353)	(60,406)	(176,128)
Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	139,440	(607)	142,875
Issuance of long-term debt	294,958	202,967	273,655
Repayment of long-term debt	(159,150)	(96,008)	(120,400)
Dividends paid to minority shareholders	(3,500)	(2,662)	(3,654)
Issuance of common stock	4,867	22,028	3,923
Purchases of common stock	—	(3,456)	(54,607)
Dividends paid	(41,452)	(28,693)	(35,788)
Other	(853)	2,500	—

Net cash provided by financing activities	234,310	96,069	206,004

Effect of exchange rate changes on cash	481	732	1,633

Net increase (decrease) in cash and cash equivalents	19,315	10,229	(13,344)
Net decrease in cash and cash equivalents of foreign subsidiaries for the three months ended March 31, 2004	—	(15,578)	—
Cash and cash equivalents at beginning of year	39,310	44,659	58,003

Cash and Cash Equivalents at End of Year	$58,625	$39,310	$44,659

Supplemental information—cash paid:
Interest	$58,643	$36,007	$45,808

Income taxes, net of refunds	$67,198	$62,057	$62,589

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands of dollars)	Fiscal Year Ended March 31, 2005		Nine-Month Transition Year Ended March 31, 2004		Fiscal Year Ended June 30, 2003
Common Stock:
Balance at beginning of year	$112,505		$90,665		$90,157
Issuance of common stock and exercise of stock options	5,015		22,028		3,923
Purchase of common stock	—		(188)		(3,415)

Balance at end of year	117,520		112,505		90,665

Retained Earnings:
Beginning balance	679,202		592,673		569,059
Net income	96,013	$96,013	99,636	$99,636	110,594	$110,594
Net income of foreign subsidiaries for the three months ended March 31, 2004			18,854
Cash dividends declared ($1.62 per share in 2005; $1.14 per share in 2004; $1.42 per share in 2003)	(41,452)		(28,693)		(35,788)
Cost of common shares retired in excess of stated capital amount	—		(3,268)		(51,192)

Balance at end of year	733,763		679,202		592,673

Accumulated Other Comprehensive Income (Loss):
Beginning balance	(31,874)		(63,060)		(71,221)
Translation adjustments, net of taxes	12,166	12,166	24,427	24,427	28,800	28,800
Minimum pension liability, net of taxes	(5,153)	(5,153)	12,025	12,025	(20,639)	(20,639)
Foreign currency hedge adjustment, net of taxes	(4,034)	(4,034)
Translation adjustments of foreign subsidiaries for the three months ended March 31, 2004, net of taxes			(4,844)
Foreign currency hedge adjustment of foreign subsidiaries for the three months ended March 31, 2004, net of taxes			(422)

Total comprehensive income		$98,992		$136,088		$118,755

Balance at end of year	(28,895)		(31,874)		(63,060)

Shareholders’ Equity at End of Year	$822,388		$759,833		$620,278

Common Shares Outstanding:
(in thousands of shares)
Balance at beginning of year	25,447		24,921		26,225
Issuance of common stock and exercise of stock options	222		608		182
Purchase of common stock	—		(82)		(1,486)

Balance at end of year	25,669		25,447		24,921

See accompanying notes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The financial statements include the accounts of Universal Corporation (which together with its subsidiaries is referred to herein as “Universal” or the “Company”) and its domestic and foreign subsidiaries in which Universal has a voting interest of greater than 50%, such that Universal controls all significant corporate activities of the subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation. Minority shareholders of each less than wholly owned consolidated subsidiary have no significant authority in ordinary business decisions. None of the Company’s investments are considered to variable interest entities.

Prior to March 31, 2004, the fiscal years of foreign subsidiaries generally ended three months before the Company’s year end to facilitate timely reporting. The financial impact of intervening events materially affecting the consolidated financial position or results of operations were disclosed or recognized in the financial statements. The reporting lag for foreign subsidiaries was eliminated in connection with the Company’s change in fiscal year end at March 31, 2004. See Note 2 for additional information on the change in year end and elimination of the foreign reporting lag.

The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. The investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends.

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

Since May 1998, the Board of Directors of the Company has approved $450 million in stock purchase programs. Through September 2003, the Company purchased an aggregate 12,159,992 shares at a total cost of approximately $356 million. No additional share purchases have been made since that time. The stock purchase programs expire on June 30, 2005.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Advances to Suppliers

The Company provides agronomy services and crop advances of, or for, seed, fertilizer, and other supplies in its tobacco segment. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. These long-term advances are included in other noncurrent assets in the consolidated balance sheet. Advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $14 million at March 31, 2005, and $13 million at March 31, 2004, and were estimated based on the Company’s historical loss information and crop projections. Interest on advances is recognized as earned; however, interest accrual is discontinued when an advance is not expected to be fully collected.

Inventories

Inventories of tobacco and agri-products are valued at the lower of cost or market with cost determined under the specific cost method. In the tobacco and most agri-product businesses, raw materials are clearly identified at the time of purchase. The Company tracks the costs associated with raw materials in the final product lots, and maintains this identification through the time of sale. The Company also capitalizes direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. Lumber and building products inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out (“FIFO”) method. All other inventories are valued principally at the lower of average cost or market. Inventory valuation allowances for damaged or slow-moving items were $21 million at March 31, 2005, and $22 million at March 31, 2004, respectively.

The predominant cost components of the Company’s inventories are the costs of unprocessed tobacco, tea, seeds, and nuts, as well as hardwood and softwood lumber. Direct and indirect processing costs related to these raw materials are capitalized and allocated to inventory in a systematic manner. The Company does not capitalize any interest or sales-related costs in inventory. Freight costs are recorded in cost of goods sold.

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco and agri-product processing and blending facilities, lumber outlets, offices, and warehouses. Machinery and equipment represent processing and packing machinery and transportation, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transportation equipment—3 to 10 years; and office and computer equipment—3 to 10 years. The Company capitalized interest of approximately $500 thousand in fiscal year 2005 on the construction of a tobacco processing facility in Mozambique and approximately $400 thousand and $2 million in fiscal years 2004 and 2003, respectively, on the construction of a tobacco processing facility in Nash County, North Carolina.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles

Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. The Company did not record any charges for impairment of goodwill in fiscal years 2005, 2004, and 2003. The Company uses discounted cash flow models to assess the recoverability of goodwill. The preparation of discounted future operating cash flow analyses requires significant management judgment with respect to operating earnings growth rates, and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and could increase or decrease any impairment charge.

Income Taxes

The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, and undistributed earnings of foreign subsidiaries not permanently reinvested. At March 31, 2005, the cumulative amount of permanently reinvested earnings of foreign subsidiaries, on which no provision for U.S. income taxes had been made, was $131 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the consolidated statement of changes in shareholders’ equity and consists of:

	At March 31, 2005	At March 31, 2004	At June 30, 2003
Translation adjustments:
Before income taxes	$(10,631)	$(28,896)	$(65,263)
Allocated income taxes	(41)	6,059	22,842

Minimum pension liability:
Before income taxes	(21,180)	(13,460)	(31,753)
Allocated income taxes	7,413	4,845	11,114

Foreign currency hedge adjustment:
Before income taxes	(6,857)	(633)	—
Allocated income taxes	2,401	211	—

Total accumulated other comprehensive loss	$(28,895)	$(31,874)	$(63,060)

Fair Values of Financial Instruments

The fair values of the Company’s long-term obligations, disclosed in Note 7, have been estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of all other assets and liabilities that qualify as financial instruments approximates fair value.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Interest rate swaps and forward foreign exchange contracts are used from time to time to minimize interest rate and foreign currency risk. The Company enters into such contracts only with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All interest rate swaps have been accounted for as fair value hedges. The Company recorded deferred gains on the termination of certain interest rate swaps totaling $4.0 million in fiscal year 2005 and $5.1 million in the transition year 2004. These gains are being amortized to interest expense over the maturities of the debt instruments that were hedged. No material gain or loss was recorded during 2005, 2004, or 2003 from hedge ineffectiveness. The Company had approximately $50 million principal amount of debt hedged with interest rate swaps at March 31, 2005.

During fiscal year 2004, the Company entered a foreign currency swap with a third party to mitigate its exposure to changes in exchange rates related to a foreign currency denominated long-term receivable from a subsidiary. The swap extends to the maturity date of the receivable. The arrangement is accounted for as a cash flow hedge. No gain or loss was recorded for hedge ineffectiveness through March 31, 2005. The fair value of the swap at March 31, 2005, was approximately $17 million and increased other long-term liabilities in the consolidated balance sheet.

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

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement adjustments that are included in net income. The Company recognized a $1.5 million net exchange loss due to remeasurement for the fiscal year ended March 31, 2005, a $100 thousand net remeasurement loss for the nine-month transition year ended March 31, 2004, and a $12.6 million net remeasurement gain for the fiscal year ended June 30, 2003. The Company recognized $400 thousand in net exchange gains from foreign currency transactions for the fiscal year ended March 31, 2005, $1.7 million in exchange gains for the transition year ended March 31, 2004, and $900 thousand in net exchange losses for the fiscal year ended June 30, 2003.

Net income of foreign subsidiaries for the three months ended March 31, 2004, which was recorded as a direct addition to retained earnings to eliminate the reporting lag, included a loss of $10.2 million on the remeasurement of net monetary assets denominated in Zimbabwe dollars. The Company remeasured local currency deposits in Zimbabwe to reflect the value of the Zimbabwe dollar established in government-sponsored auctions that began in January 2004. Prior to these auctions, local currency balances were remeasured at an official export exchange rate that had remained fixed since the previous adjustment in fiscal year 2003. Local currency deposits in Zimbabwe grew in the months preceding March 31, 2004, due to the country’s financial policies, and net monetary assets denominated in Zimbabwe dollars were remeasured to $2.4 million at that date. During the fiscal year ended March 31, 2005, the value of the Zimbabwe dollar declined approximately 30% in the government-sponsored auctions, and the Company’s aggregate remeasurement loss on net monetary assets was $4.3 million. The Company’s ability to reduce or limit further growth in the net monetary assets exposed to the value of the Zimbabwe dollar is dependent in part on the ability of its subsidiaries to use local currency deposits to pay costs and expenses.

The Company operates in the following highly inflationary economies: Malawi, Mozambique, Turkey (through an equity investment), Zambia, and Zimbabwe. The Company uses the U.S. dollar as the functional currency for subsidiaries located in such economies, and remeasures transactions denominated in the local currency.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

As discussed under “Accounting Pronouncements” below, the Financial Accounting Standards Board (“FASB”) has issued revised accounting guidance requiring that stock-based compensation be measured at fair value and reported as expense in the financial statements. Universal will adopt the new guidance beginning in fiscal year 2007. Until that time, the Company will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”) to all awards of stock-based compensation. Under APB No. 25, compensation expense is not recognized on fixed stock options issued by the Company since the exercise price equals the market price of the underlying shares on the date of grant. Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”) and No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“Statement No. 148”) require companies that apply APB No. 25 to disclose pro forma net income and basic and diluted earnings per share as if the fair value measurement and recognition methods in Statement No. 123 had been applied to all awards. The disclosure is as follows:

	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003
Net income	$96,013	$99,636	$110,594
Stock-based employee compensation cost, net of tax effect, under fair value method	5,545	3,198	6,639

Pro forma net income under fair value method	$90,468	$96,438	$103,955

Earnings per share – basic	$3.76	$3.97	$4.35
Per share stock-based employee compensation cost, net of tax effect, under fair value method	0.22	0.12	0.26

Pro forma earnings per share – basic	$3.54	$3.85	$4.09

Earnings per share – diluted	$3.73	$3.94	$4.34
Per share stock-based employee compensation cost, net of tax effect, under fair value method	0.21	0.12	0.26

Pro forma earnings per share – diluted	$3.52	$3.82	$4.08

The Black-Scholes option valuation model was used to estimate the fair value of the options granted in fiscal years 2005, 2004, and 2003. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. The Company’s stock-based employee compensation plans have characteristics that differ from traded options. In management’s opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003
Assumptions:
Risk-free interest rate	3.60%	1.81%	2.71%
Expected life, in years	4.10	3.00	4.64
Expected volatility	0.293	0.296	0.306
Expected dividend yield	3.48%	3.62%	3.71%
Results:
Fair value per share of options granted	$9.60	$6.81	$7.03

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

In May 2004, the FASB issued Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”). FSP No. 106-2 provides guidance on accounting for the effects of the subsidy available under the Act to companies that sponsor retiree medical programs with drug benefits that are actuarially equivalent to those available under Medicare. In addition to the direct benefit to a company from qualifying for and receiving the subsidy, the effects include expected changes in retiree participation rates and changes in estimated health care costs that result from the Act. FSP No. 106-2 was effective for Universal for the interim period ending September 30, 2004, the second quarter of fiscal year 2005. The Company believes that its postretirement benefit plan currently provides prescription drug coverage that is at least actuarially equivalent to the new benefit available under Medicare, and it therefore will qualify for the subsidy when it is implemented in 2006. The Company concluded that the effects of the Medicare subsidy did not constitute a “significant event” as defined in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As a result, the effects of the Act were incorporated in the regular measurement of plan obligations reflected in the Company’s financial statements at the end of fiscal year 2005. The adoption of FSP No. 106-2 did not have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“Statement No. 151”). Statement No. 151 amends Accounting Research Bulletin No. 43 (“ARB No. 43”) to clarify that abnormal amounts of production-related costs, such as idle facility expense, freight, handling costs, and wasted materials, should be recognized as current-period charges rather than being recorded as inventory cost. Statement No. 151 also requires that allocation of fixed production overhead to inventory cost be based on the normal capacity of a company’s production facilities. Universal is in the process of evaluating the effects of Statement No. 151 on its accounting for production operations, but does not currently expect the impact to be material to its financial statements. Statement No. 151 is not effective for Universal until fiscal year 2007; however, earlier adoption is permitted.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, titled “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R requires that share-based payments, such as grants of stock options, restricted shares, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. The earlier guidance that Statement No. 123R replaced allowed companies the alternative of recognizing expense for share-based payments in their financial statements or disclosing the pro forma effect of those payments in the notes to the financial statements. Universal periodically issues share-based payments to employees under its compensation programs and has elected to make pro forma disclosures under the current accounting guidance. In April 2005, the U.S. Securities and Exchange Commission issued a rule delaying the effective date of Statement No. 123R until the beginning of the fiscal year that follows June 15, 2005. The Company is now required to

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adopt Statement No. 123R as of April 1, 2006, which is the first quarter of fiscal year 2007. Beginning in that quarter, the Company will recognize expense over the service period for the fair value of all grants issued after March 31, 2006, as well as expense attributable to the remaining service period for all prior grants that have not fully vested by that date. The Company plans to make certain changes in its stock compensation program for future share-based grants and is evaluating the alternative valuation models that may be used for share-based payments issued after the adoption of Statement No. 123R. At this time, the Company does not expect the effect of adopting Statement No. 123R to be significantly different from the impact on net earnings reported in prior periods under the disclosure provisions of the existing Statement No. 123.

In December 2004, the FASB issued two Staff Positions (“FSPs”) addressing accounting and disclosure issues related to certain provisions of the American Jobs Creation Act of 2004, which was signed into law in October 2004. FSP No. 109-1 addresses the application of FASB Statement No. 109 to the new tax deduction for qualified domestic production activities provided by this legislation. FSP No. 109-2 addresses accounting and disclosure considerations related to the one-time dividends received deduction the legislation provides to encourage U.S. companies to repatriate earnings from foreign subsidiaries. The Company’s current U.S. tax position limits the potential benefit of both of these provisions of the American Jobs Creation Act. As a result, neither FSP had a material effect on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NOTE 2. CHANGE IN FISCAL YEAR END AND ELIMINATION OF REPORTING LAG FOR FOREIGN SUBSIDIARIES

The Company changed its fiscal year end from June 30 to March 31, effective March 31, 2004. In addition to better matching the fiscal reporting period with the crop and operating cycles of the Company’s largest operations, the change allowed the Company to eliminate the three-month reporting lag previously used for most of its foreign subsidiaries. The Company and all of its consolidated subsidiaries now have the same fiscal reporting period.

The consolidated statements of income, cash flows, and changes in shareholders’ equity reflect audited results for the fiscal year ended March 31, 2005, the nine-month transition year ended March 31, 2004, and the fiscal year ended June 30, 2003. The consolidated balance sheets reflect the audited financial position of the Company at March 31, 2005 and 2004. Net income of foreign subsidiaries for the three-month period ended March 31, 2004, representing the elimination of the reporting lag, is reflected as an addition to retained earnings in the consolidated statement of changes in shareholders’ equity for the transition year. In addition, the net change in cash and cash equivalents of foreign subsidiaries for this three-month period is reported on a separate line in the consolidated statement of cash flows for the transition year. Note 15 provides unaudited summary financial information recast to show consolidated historical results for the twelve months ended March 31, 2004, without the reporting lag for foreign subsidiaries.

The Company’s U.S. tobacco operations recognize fixed factory overhead expense in the periods in which tobacco is processed. Since processing does not normally occur during the period between April 1 and June 30, prior to the year-end change, the projected overhead expense for that period was allocated to the preceding three quarters of each fiscal year, based on volumes processed. Because of the change in fiscal year end to March 31, the U.S. factory overhead expense for the period April 1 through June 30, 2004, was reported in fiscal year 2005 results, and was allocated to the subsequent quarters of that fiscal year. As a result, operating income for the nine-month transition year ended March 31, 2004, reflects favorable comparisons to fiscal year 2005 and fiscal year 2003. Had the 2004 transition year included the estimated fixed factory overhead expense for April 1 through June 30, 2004, tobacco segment operating income would have been approximately $11 million lower.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. EUROPEAN COMMISSION FINES AND OTHER LEGAL MATTERS

In October of 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 (approximately $135,000) on TAES, and a fine of €11.88 million (approximately $14.8 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors.

In January of 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The main ground of appeal is that the Commission erred in imposing liability on Deltafina as a cartel participant, particularly as the cartel leader, when Deltafina was not an actual party to the agreement and was incapable of acting in the relevant market. In addition, Deltafina argues that (i) the Commission failed to allege that Deltafina was a member of the cartel and cartel leader prior to issuing its decision, thereby impairing Deltafina’s right to defend itself, and (ii) that the Commission failed to try to prove that the practices affected trade between Member States of the European Community. The appeal also argues that the Commission incorrectly calculated the amount of the Deltafina fine. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. In February 2005, Deltafina deposited the amount of the fine into an interest-bearing escrow account in order to stay execution during the appeal process.

The Company recorded a charge of approximately $14.9 million in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed Deltafina and TAES (the “EU fines”). Since the appeal is likely to take several years to complete, the accrued liability is reported in other long-term liabilities and the escrow deposit is reported in other noncurrent assets in the consolidated balance sheet. Because the Company expects that any fine ultimately paid by Deltafina will not be deductible under Italian income tax law, the Company has not recorded an income tax benefit on the charge. As a result, both pretax and net earnings for the fiscal year ended March 31, 2005, were reduced by approximately $14.9 million, or $0.58 per share, due to the fines. The impact of the charge on the Company’s consolidated effective income tax rate is discussed in Note 5.

In 2002, the Company reported that it was aware that the Commission was investigating certain aspects of the leaf tobacco markets in Italy. Deltafina buys and processes tobacco in Italy. The Company reported that it did not believe that the Commission investigation in Italy would result in penalties being assessed against it or its subsidiaries that would be material to the Company’s earnings. The reason the Company held this belief was that it had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation. On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. The Company believes that the Commission did not know all of the facts concerning that disclosure. Deltafina informed the Commission of those facts in a hearing in March 2005. In addition, neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March of 2002, and the Commission never told Deltafina that the disclosure would be a problem. In the event that the Commission does not reinstate Deltafina’s immunity, it is likely that the Commission will impose a fine on Deltafina. Current guidelines allow the Commission to assess fines in this case in amounts that would be material to the Company’s earnings. However, management is unable to estimate an amount at this time, and no liability has been recorded in the financial statements.

In addition to the above-mentioned matters, various subsidiaries of the Company are involved in other litigation incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the claims and does not currently expect that any of them will have a material adverse effect on the Company’s financial position. However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

NOTE 4. RESTRUCTURING

During fiscal year 2003, the Company recognized approximately $33 million in restructuring charges, of which $12.5 million resulted from the reduction of operations in Zimbabwe due to the decline in tobacco crops there. The

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zimbabwe restructuring plan affected 268 salaried employees in production, sales, and administration. All employees affected by this plan were paid by June 30, 2003. The remaining $20.5 million represented costs of rationalizing U.S. operations. In the United States, the Company incurred $15.5 million in restructuring costs associated with severance costs for 98 salaried employees and 941 hourly employees. The salaried employees were from the U.S. tobacco operation and the U.S. headquarters. The 941 hourly employees were production employees with the tobacco processing operation. The U.S. operations also incurred a $5 million impairment charge on buildings and equipment associated with the closure and planned sale of two redundant processing facilities. These facilities were sold in fiscal year 2005 at amounts that approximated the remaining book value. A summary of the restructuring charges in fiscal year 2003 is as follows:

Fiscal Year 2003
Severance costs in Zimbabwe	$12,500
Severance costs in the United States	15,481

Total severance costs	27,981
Impairment charges in the United States	5,020

Total restructuring costs	$33,001

Changes in severance liabilities are described below:

	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003
Severance Liabilities
Balance at beginning of period	$9,019	$13,399	$2,079
Severance cost in restructuring charges	—	—	27,981
Payments	(5,334)	(4,380)	(16,661)

Balance at end of period	$3,685	$9,019	$13,399

The majority of the direct severance payments to the U.S. tobacco and headquarters employees were completed by March 31, 2005. The remaining balance of the severance liabilities represents primarily postretirement benefits the affected employees will receive prior to normal retirement age and is expected to be paid out over the next three years.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. INCOME TAXES

Income taxes consist of the following:

	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003
Current
United States	$3,936	$2,885	$(2,878)
State and local	817	1,101	806
Foreign	69,271	61,172	64,864

	$74,024	$65,158	$62,792

Deferred
United States	$(7,669)	$(9,802)	$(14,486)
State and local	(10)	(430)	(57)
Foreign	1,852	4,403	4,845

	(5,827)	(5,829)	(9,698)

Total	$68,197	$59,329	$53,094

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3	0.3	0.3
Impact of permanently reinvested earnings	3.1	0.5	(5.0)
Income taxed at other than the U.S. rate	(0.4)	0.7	0.4
Non-deductible European Commission fines	3.1	—	—

Effective income tax rate	41.1%	36.5%	30.7%

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The U.S. and foreign components of income before income taxes and other items were as follows:

	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003
United States	$(20,512)	$(7,458)	$(72,121)
Foreign	186,465	170,096	245,105

Total	$165,953	$162,638	$172,984

Significant components of deferred tax liabilities and assets were as follows:

	At March 31, 2005	At March 31, 2004
Liabilities
Foreign withholding taxes	$13,407	$14,662
Tax over book depreciation	10,533	10,289
Goodwill	22,523	20,447
All other	17,072	11,300

Total deferred tax liabilities	$63,535	$56,698

Assets
Employee benefit plans	$34,061	$30,940
Undistributed earnings	37,718	38,265
Foreign currency translation	2,412	6,059
Minimum pension liability	7,413	4,845
Deferred compensation	2,967	8,957
Tax credits	35,144	12,490
All other	13,578	10,955
Valuation allowance	(26,890)	(20,506)

Total deferred tax assets	$106,403	$92,005

Tax credits at March 31, 2005, consist of $18.7 million of foreign tax credit carryforwards and $16.4 million of alternative minimum tax credit carryforwards. Foreign tax credit carryforwards in the amounts of $9.8 million and $8.9 million will expire at the end of fiscal years 2013 and 2015, respectively. Alternative minimum tax credit carryforwards have an indefinite life.

NOTE 6. SHORT-TERM CREDIT FACILITIES

The Company maintains short-term lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country.

At March 31, 2005, unused, uncommitted lines of credit were approximately $675 million. The weighted average interest rates on short-term borrowings outstanding as of March 31, 2005 and 2004, were approximately 3.5% and 3.2%, respectively.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	At March 31, 2005	At March 31, 2004
Notes:
Medium-term notes due from 2005 to 2013 at various rates	$586,958	$517,000
6.5% notes due February 2006	100,000	100,000
Bank Facilities:
Borrowings supported by revolving credit agreement refinanced after year-end with private placement notes due May 2008	200,000	—
Term loan at variable rates based on LIBOR (repaid January 2005)	—	115,625
Secured loans due December 2007 at variable rates based on the lender’s rate	74,979	83,376
Other	189	236

	962,126	816,237
Less current portion	(123,439)	(45,941)

Long-term obligations	$838,687	$770,296

Notes

The Company has $587 million in medium-term notes outstanding. These medium-term notes mature at various dates from May 2005 to October 2013 and were all issued with fixed interest rates. At March 31, 2005, interest rates on the notes ranged from 5.00% to 8.50%. In addition, the Company had $100 million in 6.50% fixed-rate notes outstanding that mature in February 2006. At March 31, 2005, the Company had $105 million of capacity available under a 2003 shelf registration.

Bank Facilities

On January 7, 2005, the Company entered into a five-year revolving bank credit agreement. This agreement provides for a credit facility of $500 million, which matures on January 7, 2010. Borrowings under the credit facility will bear interest at variable rates, based on either 1) LIBOR plus a negotiated spread (0.95% at fiscal year end) or 2) the higher of the federal funds rate plus 0.5% or Prime rate, each plus a negotiated spread (0.0% at fiscal year end). The Company pays a facility fee. Loans made under the facility may be used for commercial paper backup, to refinance certain existing indebtedness, to provide general working capital, or for general corporate purposes.

As a condition of closing the credit facility, the Company terminated an existing, undrawn $250 million revolving credit facility and repaid $103 million outstanding under a bank term loan, each of which would have matured on April 7, 2006. A combination of existing cash balances and proceeds from borrowings supported by the new credit facility was used to repay the term loan.

At March 31, 2005, borrowings supported by the revolving credit agreement totaled $307 million and included $192 million in commercial paper and $115 million in direct borrowings. In May 2005, the Company secured a three-year privately placed borrowing which was used to refinance $200 million of the borrowings supported by the bank credit agreement. Accordingly, $200 million of borrowings supported by the agreement were classified as long-term at March 31, 2005. The remaining borrowings supported by the agreement are reported in notes payable and overdrafts in the consolidated balance sheet. Under the terms of the credit agreement, the Company must maintain a minimum level of tangible net worth and observe a restriction on debt levels.

One of the Company’s tobacco subsidiaries has $65 million outstanding under a term loan facility that is guaranteed by the Company and secured by the processing facility in Nash County, North Carolina, and certain assets of the plant in Danville, Virginia, with a combined net carrying value of $106.5 million. Another subsidiary has $10 million outstanding under a term loan secured by an aircraft with a net carrying value of $11.2 million, and guaranteed by the Company. Both loans mature in December 2007 and may be extended for an additional four years under certain conditions, which include minimum credit ratings, earnings levels, and the absence of default. The Company’s credit ratings at March 31, 2005, would prohibit this extension.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Information

The fair value of the Company’s long-term obligations, including the current portion, was approximately $979 million at March 31, 2005, and $872 million at March 31, 2004.

From time to time, the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2005, the Company had interest rate swap agreements in place on $50 million of long-term debt. The fair value of these swap agreements was not material.

Under certain of its credit facilities, the Company must meet financial covenants relating to minimum tangible net worth and maximum levels of total and long-term debt. The Company was in compliance with all such covenants at March 31, 2005 and 2004.

Maturities of long-term debt outstanding at March 31, 2005, in millions of dollars, are as follows: 2006 - $123.4; 2007 - $16.9; 2008 - $222.2; 2009 - $200.0; 2010 - $79.5; and 2011 and thereafter - $320.0.

NOTE 8. LEASES

The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $13.3 million in fiscal year 2005, $9.5 million in the nine-month transition year 2004, and $11.0 million in fiscal year 2003. Future minimum payments under non-cancelable operating leases total $10.6 million in 2006, $7.9 million in 2007, $6.0 million in 2008, $4.9 million in 2009, $2.5 million in 2010, and $6.8 million after 2010.

NOTE 9. PENSION PLANS AND POSTRETIREMENT BENEFITS

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial Assumptions

Assumptions used for financial reporting purposes to compute net periodic benefit income or cost and benefit obligations, as well as the components of net periodic benefit income or cost are as follows:

	Foreign Pension Benefits			Domestic Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Assumptions:
Discount rate, end of year	4.50%	5.00%	5.00%	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Rate of compensation increases, end of year	2.50%	3.00%	3.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected long-term return on plan assets, end of year	4.50%	5.00%	5.00%	7.75%	8.00%	8.00%	4.30%	4.30%	4.30%
Rate of increase in per-capita cost of covered health care benefits							10.50%	11.00%	11.50%

In 2003, the Company used a measurement date of April 30 for foreign pension benefits and March 31 for domestic pension benefits and other postretirement benefits. With the change in fiscal year-end, the measurement date for foreign and domestic pension benefits and other postretirement benefits was changed to December 31 for fiscal year 2004 and subsequent fiscal years.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Plan Assets

The following table reconciles the changes in benefit obligations and plan assets in 2005 and 2004, and the funded status to prepaid or accrued cost at March 31, 2005 and 2004:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$149,751	$132,866	$166,666	$158,805
Projected benefit obligation	156,834	140,877	199,972	192,774	$52,688	$55,557

Change in projected benefit obligation:
Benefit obligation, beginning of year	$140,877	$123,915	$192,774	$183,751	$55,557	$60,678
Service cost	2,527	2,143	5,083	3,740	1,095	835
Interest cost	7,389	5,086	10,970	8,302	2,954	2,749
Effect of discount rate change	—	—	5,114	5,149	814	1,255
Foreign currency exchange rate changes	7,462	12,098	—	—	—	—
Curtailment	—	—	—	(117)	—	—
Settlement	—	—	(5,389)	(4,954)	—	—
Other	5,988	3,547	311	3,424	(4,558)	(7,150)
Benefits paid	(7,409)	(6,373)	(8,891)	(6,521)	(3,174)	(2,810)
Net benefits cost of foreign subsidiaries for the three months ended March 31, 2004	—	461	—	—	—	—

Projected benefit obligation, end of year	$156,834	$140,877	$199,972	$192,774	$52,688	$55,557

Change in plan assets:
Plan assets at fair value, beginning of year	$124,291	$109,775	$129,344	$103,937	$4,398	$4,430
Actual return on plan assets	6,319	7,113	15,040	28,058	189	151
Employer contributions	4,282	2,735	7,938	8,824	2,889	2,627
Settlements	—	—	(5,389)	(4,954)	—	—
Foreign currency exchange rate changes	6,755	11,041	—	—	—	—
Benefits paid	(7,409)	(6,373)	(8,891)	(6,521)	(3,174)	(2,810)

Plan assets at fair value, end of year	$134,238	$124,291	$138,042	$129,344	$4,302	$4,398

Reconciliation of prepaid (accrued) cost:
Funded status of the plans	$(22,596)	$(16,586)	$(61,930)	$(63,430)	$(48,386)	$(51,159)
Contributions after measurement date	2,048	1,685	2,399	—	751	782
Unrecognized net transition (asset) obligation	54	(125)	—	—	—	—
Unrecognized prior service cost	415	412	2,271	2,339	(241)	(289)
Unrecognized net loss	16,652	10,976	40,296	44,047	1,662	5,414
Additional minimum liability	(11,558)	(555)	(12,178)	(15,639)	—	—

Prepaid (accrued) cost, end of year	$(14,985)	$(4,193)	$(29,142)	$(32,683)	$(46,214)	$(45,252)

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net amounts recognized for pension and postretirement benefits in the consolidated balance sheets are as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Accrued benefit liability	$(14,985)	$(4,193)	$(29,142)	$(32,683)	$(46,214)	$(45,252)
Intangible asset	455	455	2,218	2,281	N/A	N/A
Accumulated other comprehensive loss	11,103	100	9,961	13,358	N/A	N/A

Net amount recognized	$(3,427)	$(3,638)	$(16,963)	$(17,044)	$(46,214)	$(45,252)

Prepaid pension costs of $1.4 million and $10.1 million at March 31, 2005 and 2004, respectively, are included in other noncurrent assets; accrued pension costs of $45.5 million and $47.0 million were included in other long-term liabilities at March 31, 2005 and 2004, respectively.

Additional information on the funded status of the Company’s pension plans is as follows:

	Foreign Pension Benefits		Domestic Pension Benefits
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation	$155,484	$44,693	$199,972	$192,774
Aggregate fair value of plan assets	132,748	27,547	138,042	129,345
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation	126,822	26,528	162,455	158,805
Aggregate fair value of plan assets	109,371	12,753	133,587	129,345

Certain operating subsidiaries of the Company’s lumber and building products segment in the Netherlands participate in a multi-employer industry pension plan. Contributions to the plan by those subsidiaries totaled approximately $5.2 million in fiscal year 2005, $4.7 million in the transition year 2004, and $3.4 million in fiscal year 2003.

As a result of the decrease in the discount rate used to value the pension liability and losses on plan assets caused by the downturn in worldwide equity markets, an increase to the additional minimum pension liability resulted in a $33.1 million pre-tax, or $20.6 million after-tax, reduction of accumulated other comprehensive income during fiscal year 2003. The additional minimum liability was reduced in 2004 due primarily to stronger equity markets, resulting in an increase in accumulated other comprehensive income of $18.4 million pretax, or $12.0 million after-tax. In fiscal year 2005, a decrease in the additional minimum liability for domestic plans was more than offset by an increase for the foreign plans that was due primarily to a reduction in the discount rate. On a net basis, the additional minimum liability resulted in an increase in accumulated other comprehensive loss of $7.7 million pretax, or $5.2 million after-tax.

The rate of increase in per-capita cost of covered healthcare benefits is assumed to decrease gradually from 10.5% in 2005 to 6.0% for fiscal year 2014.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Benefits Cost

The components of the Company’s net periodic benefits cost are as follows:

	Foreign Pension Benefits			Domestic Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Components of net periodic benefits cost (income):
Service cost	$2,527	$2,143	$2,112	$5,083	$3,740	$4,962	$1,095	$835	$1,034
Interest cost	7,389	5,086	5,284	10,970	8,302	11,956	2,954	2,749	3,456
Expected return on plan assets	(6,460)	(4,389)	(4,818)	(10,366)	(7,803)	(11,231)	(181)	(137)	(181)
Settlement/curtailment cost	—	—	987	1,536	1,671	158	—	—	3,766
Net amortization and deferral	206	(140)	(251)	3,034	1,916	2,676	(48)	390	217

Net periodic benefit cost	$3,662	$2,700	$3,314	$10,257	$7,826	$8,521	$3,820	$3,837	$8,292

A one-percentage-point increase in the assumed health care cost trend would increase the March 31, 2005, accumulated benefit obligation by approximately $1.8 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the 2006 fiscal year by approximately $112 thousand. A one-percentage-point decrease in the assumed health care cost trend would decrease the March 31, 2005, accumulated benefit obligation by approximately $1.6 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the 2006 fiscal year by approximately $100 thousand.

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

Universal’s weighted–average target pension asset allocation and target ranges at December 31, 2004, and asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Target Allocation	Range	Plan Assets at December 31, 2004	Plan Assets at December 31, 2003
Asset Category[1]

Domestic equity securities	53.0%	47% -59%	53.0%	52.8%
International equity securities	17.0%	15% -19%	18.9%	17.6%
Fixed income securities[2]	30.0%	25% -35%	28.1%	29.6%

Total	100.0%		100.0%	100.0%

[1]	The plan holds no real estate assets.
[2]	Actual amounts include cash balances held for the payment of benefits.

With the assistance of a consultant, the Committee selects investment managers to invest the funds within its guidelines. To provide for diversification, equity fund managers are limited in the level of investment in any single security, and limits are placed on the minimum size of the issuer of the security. Fixed income managers must invest in U.S. dollar-denominated bonds, with limitations on the amounts that may be invested in any single issuer. The minimum credit rating of issuers is BBB, and limits are placed on the amount that can be invested in issuers rated at that level. In addition, certain speculative transactions are prohibited in either equity or fixed income management, as appropriate. These prohibitions

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include margin buying, short selling, and transactions in lettered or restricted stock, puts, and straddles. Managers are evaluated based on their adherence to the policies, and their ability to exceed certain standards for returns while limiting the amount of risk over three to five years.

During fiscal year 2005, the Company and its outside actuaries completed a study of the asset allocation for the domestic defined benefit plan. Based on this study, the Committee approved certain changes to the asset allocation previously adopted by the Company. To determine the expected long-term rate of return on assets assumption for the December 31, 2004 measurement date, the Company considered the historical weighted-average annual return for the revised asset allocation. Based on this information the long-term rate of return assumption was reduced from 8.00% to 7.75%.

One of the Company’s foreign subsidiaries sponsors a defined benefit plan in the Netherlands. The plan’s funding is insured, and the insurers govern the investment allocation. The insurer of most of the fund balance is rated ‘AA’ in the Netherlands. The subsidiary’s weighted–average target pension asset allocation and target ranges at December 31, 2004, and asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Target Allocation	Range	Plan Assets at December 31, 2004	Plan Assets at December 31, 2003
Asset Category*
Equity securities	20.0%	15% - 25%	17.0%	19.1%
Fixed income securities	80.0%	70% - 90%	82.0%	80.1%
Other	—	0% - 5%	1.0%	0.8%

Total	100.0%		100.0%	100.0%

*	The plan holds no real estate assets.

The Company expects to make contributions of $4.8 million to foreign plans and $9.6 million to domestic plans in fiscal year 2006.

Estimated future benefit payments to be made from the Company’s plans are as follows:

	Foreign Pension Benefits	Domestic Pension Benefits	Other Postretirement Benefits
2006	$7,403	$14,817	$4,452
2007	7,644	13,214	4,653
2008	7,878	13,391	4,810
2009	8,169	25,142	4,746
2010	8,715	12,706	4,800
2011-2015	45,325	63,162	23,395

Domestic pension benefits in fiscal year 2009 are actuarially projected to include lump-sum non-qualified benefit payments to certain retiring senior executives.

Other Plans

Universal and several U.S. subsidiaries offer an employer-matched stock purchase plan. Amounts charged to expense for this defined contribution plan were $1.3 million, $978 thousand, and $1.3 million for 2005, 2004, and 2003, respectively.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. SHARE PURCHASE RIGHTS PLAN

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

NOTE 11. EXECUTIVE STOCK PLANS

The Company’s shareholders have approved Executive Stock Plans under which officers, directors, and employees of the Company and its subsidiaries may receive grants and awards of common stock, restricted stock, stock appreciation rights, incentive stock options, and non-qualified stock options. Currently, grants are outstanding under the 1997 Executive Stock Plan and the 2002 Executive Stock Plan (together, the “Plans”). Up to 2 million shares of the Company’s common stock may be issued under each of the Plans. However, under the 2002 Executive Stock Plan, only 500,000 shares of restricted stock may be awarded. Pursuant to the Plans, non-qualified options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant.

Options granted under the Company’s Plans generally become exercisable either one to three years or six months after the date of grant. Most options expire ten years after the date of grant.

A summary of the Company’s stock option activity and related information for the fiscal years 2005, 2004, and 2003 follows:

	Fiscal Year Ended March 31, 2005		Nine-Month Transition Year Ended March 31, 2004		Fiscal Year Ended June 30, 2003
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding, beginning of year	2,089,311	$39.17	2,742,296	$37.46	1,637,677	$36.92
Granted	838,898	47.75	366,277	43.08	1,625,713	37.09
Exercised	(1,101,018)	39.95	(995,928)	36.24	(521,094)	34.58
Cancelled	—	—	(23,334)	24.69	—	—
Outstanding, end of year	1,827,191	42.64	2,089,311	39.17	2,742,296	37.46
Exercisable	1,208,790	41.66	1,369,064	39.03	1,860,041	37.07
Available for grant	1,051,265		1,037,017		992,624

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options as of March 31, 2005:

	Range of Exercise Prices, Per Share
	$20-$30	$30-$40	$40-$50
For options outstanding:
Number outstanding	37,217	688,043	1,101,931
Weighted average remaining contractual life	4.52	5.34	5.91
Weighted average exercise price, per share	$25.45	$37.28	$46.57
For options exercisable:
Number exercisable	37,217	511,051	660,522
Weighted average exercise price, per share	$25.45	$37.83	$45.53

Certain potentially dilutive securities outstanding at March 31, 2005 and June 30, 2003 were not included in the computation of earnings per diluted share since their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect was antidilutive. These shares totaled 825,000 and 322,000 at weighted-average exercise prices of $47.76 and $42.82 per share at March 31, 2005 and June 30, 2003, respectively. No options were antidilutive at March 31, 2004.

NOTE 12. COMMITMENTS AND OTHER MATTERS

Major Customers

A material part of the Company’s tobacco business is dependent upon a few customers. For the fiscal year ended March 31, 2005, the transition year ended March 31, 2004, and the fiscal year ended June 30, 2003, revenue from subsidiaries and affiliates of Altria Group, Inc. was approximately $590 million, $450 million, and $500 million, respectively. For the same periods, Japan Tobacco, Inc. accounted for revenue of approximately $310 million, $250 million, and $300 million, respectively. The loss of, or substantial reduction in business from, either of these customers would have a material adverse effect on the Company.

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At March 31, 2005, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $178 million. About 62% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $178 million, and any unpaid accrued interest. The accrual recorded for the value of the guarantees was approximately $8 million at March 31, 2005, and approximately $6 million at March 31, 2004. In addition to these guarantees, the Company has contingent liabilities of approximately $6.6 million that consist primarily of bid and performance bonds. The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts and Notes Receivable

The Company’s operating subsidiaries within each industry segment perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts and notes receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and such amounts have not been material. The allowance for doubtful accounts was approximately $14 million at both March 31, 2005 and 2004. In the lumber and building product construction supplies operations in the Netherlands, it is traditional business practice to insure a major portion of accounts and notes receivable against uncollectibility for the majority of the amount owed. At March 31, 2005 and 2004, accounts and notes receivable by operating segment were as follows:

	At March 31, 2005	At March 31, 2004
Tobacco	$245,226	$226,886
Lumber and building products	144,602	126,583
Agri-products	105,135	74,376

	$494,963	$427,845

Customer Claim

Near the end of the nine-month transition year ended March 31, 2004, a customer of a foreign subsidiary rejected certain shipments of tobacco because they did not meet that customer’s requirements. The Company recorded a pretax charge of $10.8 million during the period ended March 31, 2004, to recognize the estimated costs associated with the rejection of this tobacco (primarily shipping costs). Of the charge, $7.6 million was related to shipments delivered in the three months ended December 31, 2003, and was reflected in the income statement for the quarter ended March 31, 2004. The balance of $3.2 million related to shipments delivered in January 2004 and reduced the income of foreign subsidiaries recorded as a direct addition to retained earnings. Management has worked with the customer to mitigate the effects of the claim and developed a strategy to meet customer requirements for future crops. In addition, the Company was able to realize savings in the actual and estimated costs of the claim, and accordingly, reversed approximately $3.5 million of the prior charge during fiscal year 2005. The remaining provision of approximately $3 million at March 31, 2005, is estimated to be adequate to cover the remaining costs of the claim.

Assets Held in Zimbabwe

In recent years, economic and political changes in Zimbabwe have led to a significant decline in tobacco production in that country. Universal has been able to offset the effect of this decline on its business with increased production in other countries and growing regions. If the political situation in Zimbabwe were to further deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was approximately $52 million at March 31, 2005.

Commitments

The Company’s Board of Directors has approved investments to expand tobacco production and processing capacity in certain countries in Africa. These investments are expected to offset some of the decline in crop production in Zimbabwe and include a new processing facility in Mozambique. Through March 31, 2005, the Company had invested $34.9 million in the Mozambique processing facility and had additional commitments to spend approximately $12.8 million. Commitments for other capital spending totaled approximately $7.4 million at March 31, 2005.

ICMS Tax Changes

The Company’s operating subsidiary in Brazil pays significant amounts of ICMS (“Imposto Sobre Circulacao de Mercadorias e Servicos”) tax. ICMS is a value-added tax on the transfer of goods and services between states in Brazil and is paid when tobacco purchased from farmers outside the state of Rio Grande do Sul is brought into that state for processing. Payment of the ICMS tax generates tax credits that may be used to offset ICMS tax obligations generated on domestic sales of processed tobacco and agricultural materials, or they may be sold or transferred to third parties. Since domestic sales compose only about one-fifth of total sales, the subsidiary generates excess ICMS tax credits that are routinely offered and sold to other companies, generally at a

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discount, upon approval from state tax authorities. During fiscal year 2005, changes in the ICMS tax regulations were implemented to limit the ability of companies to use purchased ICMS tax credits and to impose new restrictions, including consent from local governmental authorities, on the sale of those credits to third parties. As a result of these changes, management has determined that it is unlikely to realize, through use or sale, a substantial amount of the $32 million in ICMS tax credits held at March 31, 2005. Based upon certain estimates and assumptions about the future realization of these tax credits, an allowance of approximately $10 million has been recorded as of March 31, 2005. This allowance may be adjusted in future periods as additional ICMS tax credits are generated, market conditions and negotiations with local government authorities regarding the sale of tax credits evolve, and tax planning strategies are implemented.

NOTE 13. SEGMENT INFORMATION

The Company reports information regarding operating segments on the basis used internally by management to evaluate segment performance. Segments are based on product categories. The Company evaluates performance based on operating income and equity in pretax earnings of unconsolidated affiliates.

The accounting policies of the segments are the same as those described in Note 1 of “Notes to Consolidated Financial Statements.” Sales between segments are insignificant. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Equity in pretax earnings of unconsolidated affiliates relates primarily to the tobacco segment. Long-lived assets consist of net property, plant and equipment, goodwill, other intangibles, and certain other noncurrent assets.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable Segment Data

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003
Tobacco	$1,672,938	$1,275,975	$1,592,440	$195,517	$181,046	$230,125
Lumber and building products	845,922	590,903	597,909	45,744	24,692	32,494
Agri-products	757,197	404,274	446,427	12,789	8,160	12,604

Total segments	3,276,057	2,271,152	2,636,776	254,050	213,898	275,223
Corporate expenses				(29,845)	(16,228)	(23,968)
Restructuring costs						(33,001)
Equity in pretax earnings of unconsolidated affiliates				(15,649)	(6,044)	(10,439)

Consolidated total	$3,276,057	$2,271,152	$2,636,776	$208,556	$191,626	$207,815

	Segment Assets			Goodwill
	At March 31, 2005	At March 31, 2004	At June 30, 2003	At March 31, 2005	At March 31, 2004	At June 30, 2003
Tobacco	$2,075,611	$1,841,137	$1,651,084	$102,763	$100,876	$100,916
Lumber and building products	519,832	428,521	423,106	30,958	27,273	24,727
Agri-products	286,892	209,903	165,478	798	778	750

Total segments	2,882,335	2,479,561	2,239,668	134,519	128,927	126,393
Corporate	2,989	3,212	3,406

Consolidated total	$2,885,324	$2,482,773	$2,243,074	$134,519	$128,927	$126,393

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003
Tobacco	$56,253	$36,333	$40,396	$79,365	$56,073	$103,860
Lumber and building products	15,066	10,526	8,945	24,271	5,807	10,031
Agri-products	2,814	2,008	2,384	2,121	1,363	1,505

Total segments	74,133	48,867	51,725	105,757	63,243	115,396
Corporate

Consolidated total	$74,133	$48,867	$51,725	$105,757	$63,243	$115,396

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Data

	Sales and Other Operating Revenues
	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended June 30, 2003
The Netherlands	$796,661	$531,807	$620,049
United States	688,414	462,723	525,203
All other countries	1,790,982	1,276,622	1,491,524

Consolidated total	$3,276,057	$2,271,152	$2,636,776

	Long-Lived Assets
	At March 31, 2005	At March 31, 2004	At June 30, 2003
United States	$257,216	$274,633	$272,317
The Netherlands	183,251	157,266	148,827
Brazil	90,107	85,612	72,605
All other countries	253,813	188,533	152,535

Consolidated total	$784,387	$706,044	$646,284

NOTE 14. UNAUDITED QUARTERLY FINANCIAL DATA

Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2005
Sales and other operating revenues	$737,141	$860,171	$852,346	$826,399
Gross profit	136,074	150,511	146,588	178,197
Net income	20,479	13,861	27,907	33,766
Net income per common share:
Basic	0.80	0.54	1.09	1.32
Diluted	0.80	0.54	1.08	1.31
Cash dividends declared per common share	0.39	0.39	0.42	0.42
Market price range:
High	53.01	50.14	49.80	50.57
Low	46.20	42.25	43.31	45.77

Nine-Month Transition Year Ended March 31, 2004
Sales and other operating revenues	$786,601	$801,011	$683,540	N/A
Gross profit	139,593	160,118	142,222	N/A
Net income	34,428	37,367	27,841	N/A
Net income per common share:
Basic	1.38	1.49	1.10	N/A
Diluted	1.37	1.48	1.09	N/A
Cash dividends declared per common share	0.36	0.39	0.39	N/A
Market price range:
High	43.85	44.28	52.32	N/A
Low	41.20	40.78	44.41	N/A

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results are as follows:

•	Second Quarter 2005 – a $14.9 million charge to recognize fines assessed by the European Commission against two of the Company’s subsidiaries related to tobacco buying practices in Spain. The charge reduced net income by $14.9 million, or $0.58 per diluted share.

•	Fourth Quarter 2005 – a $3.5 million reduction of a 2004 charge related to a customer’s rejection of tobacco. The revised estimate of the cost of the customer claim increased net income by $2.3 million, or $0.09 per share.

•	Third Quarter 2004 – a $7.6 million charge related to costs associated with a customer’s rejection of certain shipments of tobacco by a foreign subsidiary. This charge reduced net income by $4.9 million, or $0.19 per diluted share. An additional $3.2 million charge was recorded for the rejection of additional shipments that occurred in the following quarter. Results for that quarter were reported as a direct addition to retained earnings due to the year-end change and elimination of the foreign reporting lag. The total charge related to the customer’s rejection of these shipments was $10.8 million before taxes, or $7.0 million after taxes.

NOTE 15. TRANSITION REPORTING FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

As discussed under “Translation and Remeasurement of Foreign Currencies” in Note 1, the above results include a loss of $10.2 million on the remeasurement of net monetary assets in Zimbabwe to reflect the value of the local currency in government-sponsored auctions that began in January 2004. The remeasurement loss was partially offset by interest income of $4.4 million on local currency cash balances. As described in Note 12, the results also include a charge of $3.2 million for costs related to the rejection of tobacco delivered to a customer in January 2004.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized Historical Financial Information Recast for the Effect of Eliminating the Reporting Lag for Foreign Subsidiaries (Unaudited)

Beginning in the first quarter of fiscal year 2005, all of the Company’s consolidated subsidiaries follow the same fiscal reporting period. As a result, the consolidated financial statements no longer reflect the results of foreign subsidiaries’ operations on a three-month reporting lag. To facilitate comparisons, unaudited summarized financial information for the twelve months and four quarters ended March 31, 2004, recast for the effect of eliminating the reporting lag, is as follows:

	Twelve Months Ended March 31, 2004	Quarters Ended
(Unaudited)		June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004
Sales and other operating revenues	$2,887,645	$771,734	$768,472	$773,865	$573,574
Operating income	190,020	43,020	63,700	49,837	33,463
Income before income taxes and other items	156,206	35,945	50,733	41,124	28,404
Net income	95,754	23,465	29,235	23,778	19,276
Net income:
Per common share	3.83	0.94	1.17	0.95	0.76
Per diluted common share	3.80	0.94	1.16	0.94	0.75

The above results include the following items:

•	Quarter ended June 30, 2003 – restructuring charges of $5.7 million and a charge of $12 million related to the settlement of a lawsuit;

•	Quarter ended September 30, 2003 – $2.0 million of allocated U.S. fixed factory overhead expense;

•	Quarter ended December 31, 2003 – a charge of $7.6 million related to costs associated with a customer’s rejection of certain shipments of tobacco in that period by a foreign subsidiary and $5.8 million of allocated U.S. fixed factory overhead expense; and

•	Quarter ended March 31, 2004 – an additional charge of $3.2 million related to costs associated with a customer’s rejection of certain shipments of tobacco in that period by a foreign subsidiary, $2.8 million of allocated U.S. fixed factory overhead expense and a remeasurement loss of $10.2 million from currency devaluation, partially offset by interest income of $4.4 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation as of March 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended March 31, 2005, the nine-month period ended March 31, 2004, and the year ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended March 31, 2005, the nine-month period ended March 31, 2004, and the year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Corporation’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 9, 2005

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Universal Corporation

We have audited management’s assessment, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, that Universal Corporation maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Universal Corporation maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended March 31, 2005, the nine-month period ended March 31, 2004, and the year ended June 30, 2003 of Universal Corporation and our report dated June 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 9, 2005

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

For the three years ended March 31, 2005, there were no changes in or disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of the consolidated financial statements. Due to inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements in the financial statements, and even control procedures that are determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based on its assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2005, has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 70 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s June 28, 2005 Proxy Statement.

The following are executive officers of Universal Corporation as of June 10, 2005.

Name	Position	Age
A. B. King	Chairman, President, and Chief Executive Officer	59
H. H. Roper	Vice President and Chief Financial Officer	56
W. L. Taylor	Vice President and Chief Administrative Officer	64
J. H. Starkey, III	Vice President	64
J. M. M. van de Winkel	Vice President	56
G. C. Freeman, III	General Counsel and Secretary	42
R. M. Peebles	Controller	47

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

The Company has a Business Ethics Policy that includes the New York Stock Exchange’s requirements for a “Code of Business Conduct and Ethics” and the Securities and Exchange Commission’s requirements for a “Code of Ethics for Senior Financial Officers.” A copy of the Business Ethics Policy is available through the “Investor/Corporate Governance” section of the Company’s website at www.universalcorp.com. If the Company amends a provision of the Business Ethics Policy, or grants a waiver from any such provision to a director or executive officer, the Company will disclose such amendments and the details of such waivers on the Company’s website to the extent required by the Securities and Exchange Commission or the New York Stock Exchange.

Item 11. Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s June 28, 2005 Proxy Statement, which information, except the information under the headings “Report of the Executive Compensation, Nominating, and Corporate Governance Committee” and “Stock Performance Graph”, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.” Refer also to the caption “Stock Ownership” in the Company’s June 28, 2005 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Refer to the caption “Certain Transactions” in the Company’s June 28, 2005 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Refer to the caption “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s June 28, 2005 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following are filed as part of this Form 10-K:

1.	Financial Statements. All financial statements are set forth in Item 8.

2.	Financial Statement Schedules. None.

3.	Exhibits. The exhibits are listed in the Exhibit Index immediately following the signature pages to this Form 10-K.

(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section to this Form 10-K.

(c)	Financial Statement Schedules

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

June 10, 2005

	By:	/s/ ALLEN B. KING
Allen B. King
Chairman, President,
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALLEN B. KING	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	June 10, 2005
Allen B. King

/s/ HARTWELL H. ROPER	Vice President and Chief Financial Officer	June 10, 2005
Hartwell H. Roper

/s/ ROBERT M. PEEBLES	Controller (Principal Accounting Officer)	June 10, 2005
Robert M. Peebles

/s/ JOHN B. ADAMS, JR.	Director	June 10, 2005
John B. Adams, Jr.

/s/ CHESTER A. CROCKER	Director	June 10, 2005
Chester A. Crocker

/s/ JOSEPH C. FARRELL	Director	June 10, 2005
Joseph C. Farrell

/s/ CHARLES H. FOSTER, JR.	Director	June 10, 2005
Charles H. Foster, Jr.

/s/ THOMAS H. JOHNSON	Director	June 10, 2005
Thomas H. Johnson

Signature	Title	Date
/s/ EDDIE N. MOORE, JR.	Director	June 10, 2005
Eddie N. Moore, Jr.

/s/ JEREMIAH J. SHEEHAN	Director	June 10, 2005
Jeremiah J. Sheehan

/s/ HUBERT R. STALLARD	Director	June 10, 2005
Hubert R. Stallard

/s/ WALTER A. STOSCH	Director	June 10, 2005
Walter A. Stosch

/s/ DR. EUGENE P. TRANI	Director	June 10, 2005
Dr. Eugene P. Trani

[THIS PAGE INTENTIONALLY LEFT BLANK]

EXHIBIT INDEX

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant’s Form 8-A Registration Statement, dated December 22, 1998, File No. 1-652).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Registrant’s Transition Report on Form 10-K fore the fiscal year ended March 31, 2004, File No. 1-652).

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.2	Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 3, 1998, File No. 1-652).

4.3	First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 7, 1999, File No. 1-652).

4.4	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

4.5	Form of 6 1/2% Note due February 15, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 20, 1996, File No. 1-652).

4.6	Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

4.7	Form of Fixed Rate Note due May 2, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 13, 2000, File No. 1-652).

4.8	Form of Fixed Rate Note due November 21, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2000, File No. 1-652).

4.9	Form of Fixed Rate Note due December 15, 2005 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2000, File No. 1-652).

4.10	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 1-652).

4.11	Form of Fixed Rate Note due February 15, 2008 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 12, 2001, File No. 1-652).

4.12	Form of Fixed Rate Note due February 15, 2007, (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2002, File No. 1-652).

4.13	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 3, 2002, File No. 1-652).

4.14	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2002, File No. 1-652).

4.15	Form of Fixed Rate Note due September 20, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2002, File No. 1-652).

4.16	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 24, 2002, File No. 1-652).

Exhibit Number	Document
4.17	Form of Fixed Rate Note due September 26, 2012 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2002, File No. 1-652).

4.18	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2002, File No. 1-652).

4.19	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2002, File No. 1-652).

4.20	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2002, File No. 1-652).

4.21	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2002, File No. 1-652).

4.22	Form of Floating Rate Note due 2008 (incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 25, 2005, File No. 1-652).

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

10.1	Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.2	Universal Leaf Tobacco Company, Incorporated Supplemental Stock Purchase Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.3	Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.4	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.5	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.6	Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.7	Universal Corporation 1989 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.8	Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

10.9	Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

10.10	Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

Exhibit Number	Document
10.11	Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.12	Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.13	Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

10.14	Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors dated October 27, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-652).

10.15	Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.16	Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

10.17	First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.18	Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.19	Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.20	Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.21	Form of Employment Agreement dated January 15, 1998, between Universal Corporation and named executive officers (Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.22	Form of Employment Agreement dated October 23, 2003, between Universal Corporation and named executive officers (George C. Freeman, III and James H. Starkey, III) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-652).

10.23	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.24	Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-652).

10.25	1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

Exhibit Number	Document
10.26	Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.27	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.28	Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.29	Agreement for Stemming Services between Philip Morris Incorporated and Universal Leaf Tobacco Company, Incorporated, dated May 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.30	Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.31	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.32	Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.33	Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.34	Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.35	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-652).

10.36	Amendment No. 1 to Stemming Services Agreement by and between Philip Morris Incorporated and Universal Leaf Tobacco Company Incorporated dated August 29, 2002 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-652).

10.37	Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual report on form 10-K for the fiscal year ended June 30, 2003, file no. 1-652).

10.38	Form of 2002 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.39	Form of 2002 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.40	Credit Agreement dated as of January 7, 2005, among the Registrant and the Registrant’s subsidiaries identified therein as a “Guarantor” and such other entities as may from time to time become a party thereto, the lenders named therein and such other lenders as may become a party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K for the dated January 13, 2005, File No. 1-652).

Exhibit Number	Document
10.41	Amendment No. 2 to Agreement for Stemming Services between Philip Morris Incorporated and Universal Leaf Tobacco Company, Incorporated, dated March 31, 2004.*

10.42	Form of Restricted Stock Unit Agreement between Registrant and Executive Officers dated May 24, 2005 (Allen B. King, William L. Taylor, Hartwell H. Roper, James H. Starkey, III, George C. Freeman, III, Robert M. Peebles, Karen M. L. Whelan) (incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 9, 2005, File No. 1-652).

10.43	Form of Stock Option Agreement Between Registrant and Executive Officers dated May 24, 2005 (Allen B. King, William L. Taylor, Hartwell H. Roper, James H. Starkey, III, George C. Freeman, III, Robert M. Peebles, Karen M. L. Whelan) (incorporated herein by reference to Registrant’s Current Report on Form 8-K dated June 9, 2005, File No. 1-652).

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

