Form 10-Q
period 2005-06-30
UNIVERSAL CORP /VA/
filed 2005-08-09
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From              to

Commission File Number: 1-652

UNIVERSAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0414210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 North Hamilton Street, Richmond, Virginia	23060
(Address of principal executive offices)	(Zip Code)

804-359-9311

(Registrant’s telephone number)

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

As of August 1, 2005, the total number of shares of common stock outstanding was 25,705,109.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended June 30,
	2005	2004
	(Unaudited)
Sales and other operating revenues	$860,144	$737,141

Costs and expenses
Cost of goods sold	720,576	601,067
Selling, general and administrative expenses	100,566	94,849

Operating income	39,002	41,225
Equity in pretax earnings (loss) of unconsolidated affiliates	(2,921)	2,909
Interest expense	18,808	12,608

Income before income taxes and other items	17,273	31,526
Income taxes	6,823	12,453
Minority interests	(1,369)	(1,406)

Net income	$11,819	$20,479

Earnings per common share - basic	$0.46	$0.80

Earnings per common share - diluted	$0.46	$0.80

Retained earnings - beginning of period	$733,763	$679,202
Net income	11,819	20,479
Cash dividends declared ($.42 in 2005, $.39 in 2004)	(10,786)	(9,951)

Retained earnings - end of period	$734,796	$689,730

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2005	June 30, 2004	March 31, 2005
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$64,223	$52,686	$58,625
Accounts receivable, net	489,248	425,146	494,963
Advances to suppliers, net	151,492	124,356	171,906
Accounts receivable - unconsolidated affiliates	4,693	6,545	4,759
Inventories - at lower of cost or market:
Tobacco	838,089	790,089	609,114
Lumber and building products	148,157	150,045	167,333
Agri-products	166,587	127,573	172,448
Other	70,185	49,715	42,473
Prepaid income taxes	4,132	10,061	5,504
Deferred income taxes	7,151	15,146	6,875
Other current assets	64,869	65,889	54,808

Total current assets	2,008,826	1,817,251	1,788,808

Property, plant and equipment - at cost
Land	72,002	70,188	78,127
Buildings	378,851	376,952	395,077
Machinery and equipment	760,505	703,716	746,198

	1,211,358	1,150,856	1,219,402
Less accumulated depreciation	(588,650)	(574,783)	(595,732)

	622,708	576,073	623,670
Other assets
Goodwill and other intangibles	135,420	133,844	138,053
Investments in unconsolidated affiliates	86,390	89,043	98,789
Deferred income taxes	90,967	61,758	85,014
Other noncurrent assets	172,923	91,883	150,990

	485,700	376,528	472,846

Total assets	$3,117,234	$2,769,852	$2,885,324

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2005	June 30, 2004	March 31, 2005
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$538,460	$394,375	$429,470
Accounts payable	355,313	340,848	299,452
Accounts payable - unconsolidated affiliates	637	401	279
Customer advances and deposits	144,230	183,554	48,634
Accrued compensation	27,611	25,786	35,621
Income taxes payable	32,622	30,559	32,866
Current portion of long-term obligations	113,438	57,419	123,439

Total current liabilities	1,212,311	1,032,942	969,761

Long-term obligations	838,733	769,348	838,687

Postretirement benefits other than pensions	43,918	42,283	43,459

Other long-term liabilities	133,916	93,824	131,885

Deferred income taxes	41,421	32,484	43,899

Total liabilities	2,270,299	1,970,881	2,027,691

Minority interests	30,750	32,272	32,245

Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding	—	—	—
Common stock, no par value, authorized 100,000,000 shares, 25,682,609 issued and outstanding shares (25,532,406 at June 30, 2004, and 25,668,590 at March 31, 2005)	118,010	111,896	117,520
Retained earnings	734,796	689,730	733,763
Accumulated other comprehensive loss	(36,621)	(34,927)	(28,895)

Total shareholders’ equity	816,185	766,699	822,388

Total liabilities and shareholders’ equity	$3,117,234	$2,769,852	$2,882,324

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended June 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,819	$20,479
Depreciation	15,695	15,585
Amortization	1,127	848
Other adjustments to reconcile net income to net cash provided by operating activities	16,163	5,825
Changes in operating assets and liabilities	(113,622)	(112,017)

Net cash used by operating activities	(68,818)	(69,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(27,076)	(14,078)
Purchase of business, net of cash acquired	—	(12,477)
Sales of property, plant, and equipment and other	2,171	2,261

Net cash used in investing activities	(24,905)	(24,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	125,436	120,655
Repayment of long-term debt	(11,439)	(4,550)
Issuance of common stock	490	802
Dividends paid	(10,786)	(9,951)
Other	(3,713)	—

Net cash provided by in financing activities	99,988	106,956

Effect of exchange rate changes on cash	(667)	(6)

Net increase in cash and cash equivalents	5,598	13,376
Cash and cash equivalents at beginning of year	58,625	39,310

Cash and cash equivalents at end of period	$64,223	$52,686

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (the “Company” or “Universal”), has operations in tobacco, lumber and building products, and agri-products. Because of the seasonal nature of these businesses, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“Statement No. 151”). Statement No. 151 amends Accounting Research Bulletin No. 43 (“ARB No. 43”) to clarify that abnormal amounts of production-related costs, such as idle facility expense, freight, handling costs, and wasted materials, should be recognized as current-period charges rather than being recorded as inventory cost. Statement No. 151 also requires that allocation of fixed production overhead to inventory cost be based on the normal capacity of a company’s production facilities. Statement No. 151 is not effective for Universal until fiscal year 2007; however, earlier adoption is permitted. The Company does not currently expect the impact of Statement No. 151 to be material to its financial statements.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, titled “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R requires that share-based payments, such as grants of stock options, restricted shares, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. The earlier guidance that Statement No. 123R replaces allows companies the alternative of recognizing expense for share-based payments in their financial statements or disclosing the pro forma effect of those payments in the notes to the financial statements. Universal periodically issues share-based payments to employees under its compensation programs and has elected to make pro forma disclosures under the current accounting guidance. The Company is required to adopt Statement No. 123R as of April 1, 2006, which is the first quarter of fiscal year 2007. Beginning in that quarter, the Company will recognize expense over the service period for the fair value of all grants issued after March 31, 2006, as well as expense attributable to the remaining service period for all prior grants that have not fully vested by that date. The Company has made certain changes in its stock compensation program for fiscal year 2006 and for future share-based grants. Management is currently evaluating the alternative valuation models that may be used for share-based payments issued after the adoption of Statement No. 123R and the effect the Statement will have on its consolidated financial statements. Since vesting of share-based payments is normally accelerated at the date a grantee retires, the requisite service period under Statement No. 123R does not extend beyond the earliest date the grantee is eligible to retire. As a result, after the Statement is adopted, the fair value of the grants will be recognized as expense over the shorter of the stated vesting period or the period to the date of retirement eligibility. This will result in immediate recognition of the fair value of grants to any employees who are already eligible for retirement and create less uniformity in expense from period to period. The Company currently attributes service for expense recognition over the shorter of the required service period or the period to the employee’s mandatory retirement date, with recognition being accelerated if an employee elects to retire early.

NOTE 3. GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At June 30, 2005, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $171 million. About 61% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $171 million, and any unpaid accrued interest. The accrual recorded for the value of the guarantees was approximately $4 million and $3 million at June 30, 2005 and 2004, respectively, and approximately $4 million at March 31, 2005. In addition, the Company has contingent liabilities of approximately $4 million that consist primarily of bid and performance bonds. The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote.

Assets Held in Zimbabwe

In recent years, economic and political changes in Zimbabwe have led to a significant decline in tobacco production in that country. Universal has been able to offset the effect of this decline on its business with increased production in other countries. If the political situation in Zimbabwe were to further deteriorate significantly, the Company’s ability to recover its assets there could be impaired. The Company’s equity in its net assets of subsidiaries in Zimbabwe was approximately $46 million at June 30, 2005.

European Commission Fines and Other Legal Matters

In October of 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, including Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €11.88 million (approximately $14.8 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of approximately $14.9 million in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed the Company’s subsidiaries.

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

	Three Months Ended June 30,
	2005	2004
(In thousands of dollars, except per share data)
Net income	$11,819	$20,479
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(1,617)	(874)

Pro forma net income under fair value method	$10,202	$19,605

Earnings per share - basic	$0.46	$0.80
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.06)	(0.03)

Pro forma earnings per share - basic	$0.40	$0.77

Earnings per share - diluted	$0.46	$0.80
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.06)	(0.03)

Pro forma earnings per share - diluted	$0.40	$0.77

As discussed in Note 2, Universal is required to adopt FASB Statement No. 123R, which requires that share-based payments be reported as expense, effective April 1, 2006, which is the first quarter of fiscal year 2007.

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,
(In thousands of dollars, except per share data)	2005	2004
Net income	$11,819	$20,479

Denominator for basic earnings per share:
Weighted average shares	25,670,747	25,471,365

Effect of dilutive securities:
Employee stock options	126,747	217,284

Denominator for diluted earnings per share	25,797,494	25,688,649

Earnings per share – basic	$0.46	$0.80

Earnings per share – diluted	$0.46	$0.80

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings is as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2005	2004
Net income	$11,819	$20,479
Foreign currency translation adjustment, net of taxes	(8,294)	(921)
Foreign currency hedge adjustment, net of taxes	568	(2,132)

Comprehensive income	$4,093	$17,426

NOTE 7. SEGMENT INFORMATION

Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	Three Months Ended June 30,
(in thousands of dollars)	2005	2004

SALES AND OTHER OPERATING REVENUES
Tobacco	$395,392	$349,468
Lumber and building products distribution	243,196	222,772
Agri-products	221,556	164,901

Consolidated total	$860,144	$737,141

OPERATING INCOME
Tobacco	$17,871	$32,237
Lumber and building products distribution	14,879	15,752
Agri-products	7,521	3,705

Total segment operating income	40,271	51,694

Less:
Corporate expenses	4,190	7,560
Equity in pretax earnings (loss) of unconsolidated affiliates	(2,921)	2,909

Consolidated total	$39,002	$41,225

NOTE 8. PENSION PLANS AND POSTRETIREMENT BENEFITS

The Company has several defined benefit pension plans covering U.S. and foreign salaried employees and certain other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company also provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels.

The components of the Company’s net periodic benefit cost are as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2005	2004	2005	2004	2005	2004
Service cost	$653	$738	$1,349	$1,269	$302	$213
Interest cost	1,727	1,751	2,732	2,739	727	833
Expected return on plan assets	(1,501)	(1,527)	(2,538)	(2,593)	(45)	(46)
Settlement cost	—	—	—	1,536	—	—
Net amortization and deferral	(33)	6	729	626	(12)	55

Net periodic benefit cost	$846	$968	$2,272	$3,577	$972	$1,055

During the three months ended June 30, 2005, the Company made contributions of $1.1 million to foreign plans and expects to make additional contributions of $3.7 million to foreign plans and $9.6 million to domestic plans in the remaining nine months of the fiscal year.

NOTE 9. INCOME TAXES

The Company’s consolidated effective income tax rate for the three months ended June 30, 2005 and 2004 was approximately 39.5%. The effective tax rate is higher than the 35% U.S. marginal corporate tax rate primarily due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate and to local tax expense recorded by a foreign subsidiary with U.S. dollar losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that any statements contained herein regarding earnings and expectations for our performance are forward-looking statements based upon management’s current knowledge and assumptions about future events, including anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; and general economic, political, market, and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro. Actual results, therefore, could vary from those expected. A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and in other documents we file with the Securities and Exchange Commission. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2005.

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

Working Capital

Working capital at June 30, 2005, was $797 million, down $23 million from the level at March 31, 2005. Although working capital has decreased, significant components of working capital have increased reflecting seasonal expansion. Tobacco inventories and other inventories, which include supplies for the tobacco segment, have increased by $229 million and $28 million, respectively. Those increases were primarily financed using notes payable and customer advances and deposits, which together increased by about $205 million. We expect seasonal increases in working capital items as tobacco inventories increase during the first half of the fiscal year when tobacco is received and processed in Africa and Brazil and is awaiting shipment to customers. In Africa, shipments to customers usually have just begun by the end of June, while shipments in Brazil usually are well underway at that point. For the past two years, first quarter shipments from Brazil have been delayed causing larger than usual inventories there. During the second half of the year, the balances usually begin to decline as inventories are shipped and receivables collected. During the quarter ended June 30, 2005, both Africa and Brazil experienced seasonal increases in inventory, but the increase in Brazil also reflects increased costs caused by the strong Brazilian currency. Although inventories for the lumber and building products and agri-products segments included seasonal declines from March 31, 2005, balances, they also reflected higher rubber prices than last year as well as higher volumes in rubber and nuts and dried fruits.

Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. Thus, the quarter’s $229 million increase in tobacco inventory to $838 million represents primarily tobacco that has been committed to customers. Management believes that the current level of uncommitted inventories of $108 million is acceptable. During the quarter, customer advances increased by about $96 million, to $144 million and provided more than 40% of the funding for inventory purchases. The level of customer advances can vary from year to year as customers review their circumstances. Accordingly, we treat such advances as borrowings when we review our balance sheet structure.

Tobacco inventory as of June 30, 2005, also reflects an increase over the balance at June 30, 2004. Both balances include seasonal increases, but the size of the Brazilian crop and the strong Brazilian currency caused the June 2005 balance to exceed the June 2004 balance by $36 million. Working capital decreased by about $12 million during the period from June 30, 2004, to June 30, 2005.

Investing Activities

During the quarter ended June 30, 2005, we invested about $27 million in our fixed assets. The largest portion of that was spent in Africa where we are completing the construction of a processing facility in Mozambique.

Financing Activities

Debt increased during the quarter as we funded our working capital needs. Total debt increased by $99 million. On May 25, 2005, we entered into a private placement transaction, borrowing $200 million under a three-year floating rate note. The note bears interest at LIBOR plus 1.25% and is callable after one year. The proceeds were used to retire short-term notes, commercial paper, and borrowings under our revolving credit facility. On our March 31, 2005, balance sheet, we classified $200 million of borrowings supported by our revolving credit facility as long-term debt because of the issuance, subsequent to fiscal year end, of the $200 million three-year note to refinance those borrowings.

As of June 30, 2005, we were in compliance with the covenants of our debt agreements. We had $500 million available under a five-year committed revolving credit facility and $64 million in cash. In addition, we had $105 million available on our shelf registration and over $675 million in unused, uncommitted bank lines. Our short-term debt and current maturities of long-term debt totaled $652 million. Thus, we believe that our liquidity and capital resources at June 30, 2005, remained adequate to support our foreseeable operating needs.

Results of Operations

Net income for the quarter ended June 30, 2005, was $11.8 million, or 46 cents per diluted share, compared to $20.5 million, or 80 cents per diluted share, last year. The current quarter’s earnings were below last year’s first quarter results due to a decline in tobacco operating earnings and higher interest expense. Revenues were $860 million in the quarter, compared to $737 million a year ago. Revenue increased for the quarter in all three operating segments.

Results from our joint venture in oriental tobaccos were lower due to shipment timing, which reduced carryover sales in the current quarter. Customers requested accelerated shipments at the end of fiscal year 2005 and, therefore, sales that would normally have occurred during the first quarter were recorded during the fourth quarter of fiscal year 2005. In addition, although tobacco shipments from Brazil were comparable to those of last year, margins on those sales were lower. Higher costs due to the relative strength of the Brazilian currency and lower average leaf quality caused by adverse weather conditions have combined to reduce operating margins. Carryover shipments from Africa were up significantly in the quarter, but they were at lower operating margins because the shipments were of lower value stock, including by-products, and because of higher selling and administrative costs in the region. Sales volumes of blended strips were lower in the quarter, and are forecast to be lower for the year, due to a decline in demand for this product.

Non-tobacco results were mixed for the quarter. Lumber and building products operations continued to perform well in a very difficult market but produced lower earnings in the quarter, while the results for agri-products were substantially higher. The continued weakness of the economy in the Netherlands along with heavy price competition has depressed quarterly results in the lumber and building products segment. Results in the construction supply market improved on higher volumes, but severe pricing pressures from DIY retailers negatively affected margins in retail supply. Agri-product results benefited from higher sales volumes and cost control efforts, primarily in rubber and seeds. In addition, results from nuts and dried fruits operations improved over last year. Revenues of the agri-products segment increased by more than 30%, principally because of higher commodity prices, higher volumes of rubber, and last year’s consolidation of a former joint venture after acquiring control.

Corporate expenses were lower in the quarter primarily due to lower costs related to pension settlement this year and a currency gain on a foreign withholding tax refund. Interest expense was substantially higher for the quarter due to increased borrowing levels and higher short-term interest rates. Although outstanding debt levels increased by approximately $270 million over those of last year’s first quarter, interest costs were primarily affected by the increase in short-term interest rates, which nearly tripled since last year. In addition, our tax rate remains high at 39.5% due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate and due to local tax expense recorded by a foreign subsidiary with a U.S. dollar loss for the quarter.

Tobacco crops in the United States are projected to be 9% smaller as farmers react to the end of the price support program. Italy has recently adopted the European Union’s 40% minimum decoupling provisions for the tobacco subsidy for most growths. That move is likely to reduce production, but is also likely to maintain a viable Italian tobacco sector for the interim period. The decline in Italian production will accelerate after the expiration of the interim period with the 2010 crop, unless action is taken to extend the system through year 2013 or alternative funds are made available at the national level. In contrast, the Greek government has adopted 100% decoupling so that farmers can receive the E.U. subsidy without growing tobacco. This move is likely to reduce production of certain classical oriental styles handled by our joint venture. Our African expansion program is beginning to show results in the form of production of a larger quantity of good quality leaf, which should increase results. Flue-cured crops in Malawi, Tanzania, and Zambia are all of good quality and demand is strong. The quality of the Mozambique burley crop is good, demand is strong, and new customers have entered the market. Large crops in South America will cause excess supply in certain grades of tobacco, which is likely to increase uncommitted inventories and reduce supplier margins.

The remainder of the fiscal year will be particularly challenging. Tobacco results will continue to be hampered by the below-average quality of the Brazilian crop and the strength of the Brazilian currency, along with lower shipments from our oriental tobacco joint venture. Lumber and building products will have to contend with a continued weak European economy and the prospect of a stronger U.S. dollar, which will reduce translated euro-based results. In addition, continuing costs of compliance with the Sarbanes-Oxley Act, higher interest costs, and a high corporate tax rate will weigh on the year. In addressing these challenges, we plan to focus on customer service, reduce overhead by $9 million by the end of the fiscal year, and strengthen our balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of June 30, 2005, tobacco inventory of $838 million included about $730 million in inventory that was committed for sale to customers and about $108 million that was not committed. Committed inventory, after deducting $144 million in customer deposits, represents our net exposure of $586 million. We maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate substantially interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $861 million at June 30, 2005. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $8.6 million, about 68% of that amount should be offset with changes in customer charges.

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

Our lumber and building products operations, which are based in The Netherlands, use the euro as their functional currency. In certain tobacco markets that are primarily domestic, we use the local currency as the functional currency. Examples of these domestic markets are Canada, Hungary, and Poland. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.

Commodity

We use commodity futures in our rubber business to reduce the risk of price fluctuations. We do not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amounts recorded during the quarters ended June 30, 2005 and 2004, were not material.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective. There were no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

European Commission Fines in Spain

In October of 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 (approximately $135,000) on TAES, and a fine of €11.88 million (approximately $14.8 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. Universal recorded a charge of approximately $14.9 million in the quarter ending September 30, 2004, to accrue the full amount of the fines assessed the Company’s subsidiaries.

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

ITEM 6. EXHIBITS

10.1	Amendment No. 3 to Stemming Services Agreement.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and
Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)