Form 10-Q
period 2005-09-30
UNIVERSAL CORP /VA/
filed 2005-11-09
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2005, the total number of shares of common stock outstanding was 25,715,109.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$919,304	$860,171	$1,779,448	$1,597,312

Costs and expenses
Cost of goods sold	754,833	709,660	1,475,409	1,310,727
Selling, general and administrative expenses	99,933	85,820	200,499	180,669
European Commission Fines	—	14,908	—	14,908

Operating income	64,538	49,783	103,540	91,008
Equity in pretax earnings (loss) of unconsolidated affiliates	1,160	(1,988)	(1,761)	921
Interest expense	19,612	14,155	38,420	26,763

Income before income taxes and other items	46,086	33,640	63,359	65,166
Income taxes	19,154	18,850	25,977	31,303
Minority interests	418	929	(951)	(477)

Net income	$26,514	$13,861	$38,333	$34,340

Earnings per common share - basic	$1.03	$0.54	$1.49	$1.35

Earnings per common share - diluted	$1.03	$0.54	$1.48	$1.34

Retained earnings - beginning of period			$733,763	$679,202
Net income			38,333	34,340
Cash dividends declared ($.84 in 2005, $.78 in 2004)			(21,587)	(19,909)

Retained earnings - end of period			$750,509	$693,633

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2005	September 30, 2004	March 31, 2005
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$81,378	$47,521	$58,625
Accounts receivable, net	475,868	448,336	494,963
Advances to suppliers, net	146,318	148,617	171,906
Accounts receivable - unconsolidated affiliates	2,807	5,550	4,759
Inventories - at lower of cost or market:
Tobacco	797,516	792,981	609,114
Lumber and building products	139,797	146,823	167,333
Agri-products	164,848	126,377	172,448
Other	71,183	53,011	42,473
Prepaid income taxes	8,250	18,322	5,504
Deferred income taxes	6,935	14,535	6,875
Other current assets	58,762	56,100	54,808

Total current assets	1,953,662	1,858,173	1,788,808

Property, plant and equipment - at cost
Land	70,725	72,050	78,127
Buildings	376,490	382,425	395,077
Machinery and equipment	772,416	704,835	746,198

	1,219,631	1,159,310	1,219,402
Less accumulated depreciation	(599,066)	(568,587)	(595,732)

	620,565	590,723	623,670

Other assets
Goodwill and other intangibles	135,164	136,135	138,053
Investments in unconsolidated affiliates	87,018	87,880	98,789
Deferred income taxes	93,265	61,631	85,014
Other noncurrent assets	190,571	119,717	150,990

	506,018	405,363	472,846

Total assets	$3,080,245	$2,854,259	$2,885,324

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2005	September 30, 2004	March 31, 2005
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Notes payable and overdrafts	$495,435	$392,313	$429,470
Accounts payable	362,634	319,096	299,452
Accounts payable - unconsolidated affiliates	1,411	795	279
Customer advances and deposits	144,580	175,263	48,634
Accrued compensation	25,326	27,309	35,621
Income taxes payable	18,588	32,503	32,866
Current portion of long-term obligations	113,432	56,257	123,439

Total current liabilities	1,161,406	1,003,536	969,761

Long-term obligations	835,267	851,735	838,687

Postretirement benefits other than pensions	44,117	42,821	43,459

Other long-term liabilities	134,221	110,616	131,885

Deferred income taxes	41,957	37,629	43,899

Total liabilities	2,216,968	2,046,337	2,027,691

Minority interests	31,115	33,229	32,245

Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding	—	—	—
Common stock, no par value, authorized 100,000,000 shares, 25,715,109 issued and outstanding shares (25,533,406 at September 30, 2004, and 25,668,590 at March 31, 2005)	118,933	112,224	117,520
Retained earnings	750,509	693,633	733,763
Accumulated other comprehensive loss	(37,280)	(31,164)	(28,895)

Total shareholders’ equity	832,162	774,693	822,388

Total liabilities and shareholders’ equity	$3,080,245	$2,854,259	$2,882,324

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Six Months Ended September 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,333	$34,340
Depreciation	33,948	33,044
Amortization	1,875	1,735
Other adjustments to reconcile net income to net cash provided by operating activities	16,811	(6,054)
Changes in operating assets and liabilities	(69,103)	(193,101)
Accrued liability for European Commission fines	—	14,908

Net cash provided (used) by operating activities	21,864	(115,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(46,881)	(37,676)
Purchase of business, net of cash acquired	—	(15,934)
Sales of property, plant, and equipment and other	3,798	3,711

Net cash used in investing activities	(43,083)	(49,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	82,350	118,593
Issuance of long-term debt	—	95,000
Repayment of long-term debt	(13,554)	(19,525)
Issuance of common stock	1,413	1,168
Dividends paid	(21,587)	(19,909)
Other	(4,152)	(2,249)

Net cash provided by financing activities	44,470	173,078

Effect of exchange rate changes on cash	(498)	160

Net increase in cash and cash equivalents	22,753	8,211
Cash and cash equivalents at beginning of year	58,625	39,310

Cash and cash equivalents at end of period	$81,378	$47,521

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

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, titled “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R requires that share-based payments, such as grants of stock options, restricted shares, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. The earlier guidance that Statement No. 123R replaces allows companies the alternative of recognizing expense for share-based payments in their financial statements or disclosing the pro forma effect of those payments in the notes to the financial statements. Universal periodically issues share-based payments to employees under its compensation programs and has elected to make pro forma disclosures under the current accounting guidance. The Company is required to adopt Statement No. 123R as of April 1, 2006, which is the beginning of fiscal year 2007, and will recognize expense over the service period for the fair value of all grants issued after March 31, 2006, as well as expense attributable to the remaining service period for all prior grants that have not fully vested by that date. The Company has made certain changes in its stock compensation program for fiscal year 2006 and for future share-based grants. Management is currently evaluating the alternative valuation models that may be used for share-based payments issued after the adoption of Statement No. 123R and the effect the Statement will have on its consolidated financial statements. Since vesting of share-based payments is normally accelerated at the date a grantee retires, the requisite service period under Statement No. 123R does not extend beyond the earliest date the grantee is eligible to retire. As a result, after the Statement is adopted, the fair value of the grants will be recognized as expense over the shorter of the stated vesting period or the period to the date of retirement eligibility. This will result in immediate recognition of the fair value of grants to any employees who are already eligible for retirement and create less uniformity in expense from period to period. The Company currently attributes service for expense recognition over the shorter of the required service period or the period to the employee’s mandatory retirement date, with recognition being accelerated if an employee elects to retire early.

NOTE 3. GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At September 30, 2005, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $245 million. About 70% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $245 million, and any unpaid accrued interest. The accrual recorded for the value of the guarantees was approximately $6 million and $4 million at September 30, 2005 and 2004, respectively, and approximately $4 million at March 31, 2005. In addition, the Company has contingent liabilities of approximately $7 million that consist primarily of bid and performance bonds. The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote.

Zimbabwe

In recent years, economic and political changes in Zimbabwe have led to a significant decline in tobacco production in that country. Universal has been able to offset the effect of this decline on its business with increased production in other countries.

During the six months ended September 30, 2005, the Zimbabwe dollar devalued from an exchange rate of approximately 6,000 to 1 U.S. dollar to 26,000 to 1. In addition, the government reduced the number of days that U.S. dollars can be held in a U.S. dollar bank account from 60 days to 30 days. After 30 days, the U.S. dollars must be converted into Zimbabwe dollars and are thus exposed to devaluation. In this environment, the Company experienced exchange losses of $6.8 million in the six months ended September 30, 2005. In addition, $1.9 million in income taxes were incurred on local currency gains from tobacco sales in U.S. dollars. In October, the currency devalued further to approximately 60,000 to 1.

As inventory is sold in U.S. dollars and the resulting accounts receivable are collected, it is increasingly difficult under the Zimbabwe government’s strict exchange controls to protect the value of the U.S. dollars by using them within 30 days. Only local U.S. dollar bank borrowings or U.S. dollar advances from offshore finance facilities may be used to purchase green tobacco in Zimbabwe, so funds generated from sales cannot be used for these purchases. Absent major improvement in conditions in Zimbabwe, the Company remains exposed to further losses with continued devaluation of the Zimbabwe dollar.

The Company’s ability to recover its long-lived assets there could become impaired. As of September 30, 2005, the Company’s equity in its net assets of subsidiaries in Zimbabwe was approximately $43 million, of which about $19 million was represented by long-lived assets.

European Commission Fines and Other Legal Matters

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, including Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €11.88 million (approximately $14.9 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of approximately $14.9 million in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed the Company’s subsidiaries.

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. In February 2005, Deltafina deposited the amount of the fine into an interest-bearing escrow account in order to stay execution during the appeal process.

European Commission Fines in Italy

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. The Company believed that the Commission did not know all of the facts and circumstances concerning that disclosure. Deltafina informed the Commission of those facts in a hearing in March 2005. In addition, neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March of 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On October 20, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $36 million) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and facts. The Company and Deltafina each intend to appeal the decision to the Court of First Instance of the European Communities. Based on consultation with outside counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine.

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

Tax Audits

Subsidiaries of the Company are subject to tax audits from time to time by the various tax authorities of the countries and jurisdictions in which they operate. These audits can result in potential or actual assessments for taxes, interest, and penalties in amounts that could have a material effect on results of operations for a particular fiscal reporting period.

NOTE 4. STOCK-BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to stock options granted to employees. Under Statement No. 123, as amended by Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company discloses pro forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands of dollars, except per share data)	2005	2004	2005	2004
Net income	$26,514	$13,861	$38,333	$34,340
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(1,010)	(1,584)	(2,627)	(2,458)

Pro forma net income under fair value method	$25,504	$12,277	$35,706	$31,882

Earnings per share - basic	$1.03	$0.54	$1.49	$1.35
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.04)	(0.06)	(0.10)	(0.10)

Pro forma earnings per share - basic	$0.99	$0.48	$1.39	$1.25

Earnings per share - diluted	$1.03	$0.54	$1.48	$1.34
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.04)	(0.06)	(0.10)	(0.10)

Pro forma earnings per share - diluted	$0.99	$0.48	$1.38	$1.24

As discussed in Note 2, Universal is required to adopt FASB Statement No. 123R, which requires that share-based payments be reported as expense, effective April 1, 2006, which is the beginning of fiscal year 2007.

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands of dollars, except per share data)	2005	2004	2005	2004
Net income	$26,514	$13,861	$38,333	$34,340

Denominator for basic earnings per share:
Weighted average shares	25,709,185	25,533,102	25,690,071	25,502,402
Effect of dilutive securities:
Employee stock options and restricted share units	132,500	144,342	129,624	180,813

Denominator for diluted earnings per share	25,841,685	25,677,444	25,819,695	25,683,215

Earnings per share – basic	$1.03	$0.54	$1.49	$1.35

Earnings per share – diluted	$1.03	$0.54	$1.48	$1.34

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2005	2004	2005	2004

Net income	$26,514	$13,861	$38,333	$34,340
Foreign currency translation adjustment, net of taxes	(133)	3,213	(8,407)	2,292
Foreign currency hedge adjustment, net of taxes	(544)	550	24	(1,582)

Comprehensive income	$25,837	$17,624	$29,950	$35,050

NOTE 7. SEGMENT INFORMATION

Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2005	2004	2005	2004
SALES AND OTHER OPERATING REVENUES
Tobacco	$504,727	$470,795	$900,119	$820,263
Lumber and building products distribution	198,190	193,906	441,386	416,678
Agri-products	216,387	195,470	437,943	360,371

Consolidated total	$919,304	$860,171	$1,779,448	$1,597,312

OPERATING INCOME
Tobacco	$59,736	$43,100	$77,607	$75,337
Lumber and building products distribution	5,349	8,335	20,228	24,087
Agri-products	6,461	3,537	13,982	7,242

Total segment operating income	71,546	54,972	111,817	106,666

Less:
Corporate expenses	5,848	7,177	10,038	14,737
Equity in pretax earnings (loss) of unconsolidated affiliates	1,160	(1,988)	(1,761)	921

Consolidated total	$64,538	$49,783	$103,540	$91,008

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

The components of the Company’s net periodic benefit cost are as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2005	2004	2005	2004	2005	2004
Service cost	$640	$717	$1,076	$1,338	$301	$213
Interest cost	1,683	1,720	2,727	2,741	728	834
Expected return on plan assets	(1,463)	(1,505)	(2,532)	(2,563)	(44)	(46)
Settlement cost	—	—	—	—	—	—
Net amortization and deferral	(33)	(3)	557	570	(12)	55

Net periodic benefit cost	$827	$929	$1,828	$2,086	$973	$1,056

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2005	2004	2005	2004	2005	2004
Service cost	$1,293	$1,455	$2,425	$2,608	$603	$425
Interest cost	3,410	3,470	5,459	5,480	1,455	1,667
Expected return on plan assets	(2,964)	(3,032)	(5,069)	(5,156)	(89)	(91)
Settlement cost	—	—	—	1,536	—	—
Net amortization and deferral	(66)	4	1,286	1,196	(24)	110

Net periodic benefit cost	$1,673	$1,897	$4,101	$5,664	$1,945	$2,111

During the six months ended September 30, 2005, the Company made contributions of $2.2 million to foreign plans and $2.0 million to domestic plans, and expects to make additional contributions of $2.6 million to foreign plans and $7.6 million to domestic plans in the remaining six months of the fiscal year.

NOTE 9. INCOME TAXES

The Company’s consolidated effective income tax rates for the six months ended September 30, 2005 and 2004 were approximately 41% and 48%, respectively. The higher rate for the six months ended September 30, 2004, arose primarily because no income tax benefit was recognized on the $14.9 million charge recorded for a European Commission fine. The currency devaluation in Zimbabwe caused an increase in the effective income tax rate during the three and six months ended September 30, 2005. The effective tax rate is higher than the 35% U.S. marginal corporate tax rate primarily due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate and to local tax expense recorded by a foreign subsidiary with U.S. dollar losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that any statements contained herein regarding earnings and expectations for our performance are forward-looking statements based upon management’s current knowledge and assumptions about future events, including anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; and general economic, political, market, and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro. Actual results, therefore, could vary from those expected. A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, and in other documents we file with the Securities and Exchange Commission. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2005.

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

Working Capital

Working capital at September 30, 2005, was $792 million, down $27 million from the level at March 31, 2005. Although working capital has decreased, significant components of working capital have increased reflecting seasonal expansion. Tobacco inventories have increased by $188 million, primarily financed using customer advances and deposits, which increased by about $96 million and bank debt, which rose by $66 million. Because we advance funds to suppliers, some of the inventory increase had been funded earlier in the season, and the $26 million reduction in advances to suppliers offset part of the inventory increase. We expect seasonal increases in working capital items as tobacco inventories increase during the first half of the fiscal year when tobacco is received and processed in Africa and Brazil and is awaiting shipment to customers. During the second half of the year, the balances usually begin to decline as inventories are shipped and receivables collected. During the six months ended September

30, 2005, both Africa and Brazil experienced seasonal increases in inventory, but the increase in Brazil also reflects increased costs caused by the strong Brazilian currency. During the quarter since June 30, 2005, working capital items, net of notes payable, cash, and current portion of long-term obligations, have declined by $64 million primarily due to a decline in inventories and receivables during the quarter. That decrease caused about $70 million in free cash flow for the quarter and led to a similar decline in net debt, which is calculated as total debt plus customer advances, less cash. Inventories for the lumber and building products and agri-products segments included seasonal declines from March 31, 2005, balances.

Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. Thus, the six-month period’s $188 million increase in tobacco inventory to $798 million represents primarily tobacco that has been committed to customers. Management believes that the current level of uncommitted inventories of $118 million is reasonable for current operations and market conditions. During the six months, customer advances increased by about $96 million, to $145 million and provided more than 50% of the funding for inventory purchases. The level of customer advances can vary from year to year as customers review their circumstances. Accordingly, we treat such advances as borrowings when we review our balance sheet structure.

Tobacco inventory as of September 30, 2005, is up $5 million over the balance at September 30, 2004. Working capital decreased by about $63 million during the period from September 30, 2004, to September 30, 2005. Most of the decrease is due to a $57 million increase in the current portion of long-term obligations.

Investing Activities

During the six-month period ended September 30, 2005, we invested about $47 million in our fixed assets. The largest portion of that was spent in Africa where we completed the construction of a processing facility in Mozambique. The new facility began processing tobacco in the quarter ended September 30, 2005.

Financing Activities

Debt increased during the six months as we funded our seasonal working capital needs. Total debt increased by $53 million, but net of the change in cash balances, the increase was about $30 million. On May 25, 2005, we entered into a private placement transaction, borrowing $200 million under a three-year floating rate note. The note bears interest at LIBOR plus 1.25% and is callable after one year. The proceeds were used to retire short-term notes, commercial paper, and borrowings under our revolving credit facility. In our March 31, 2005, balance sheet, we classified $200 million of borrowings supported by our revolving credit facility as long-term debt because of the issuance, subsequent to fiscal year end, of the $200 million three-year note to refinance those borrowings.

In order to appeal the fine of €30 million (approximately $36 million) assessed against us and Deltafina in October 2005 by the European Commission in the Italian case, we will be required to either escrow or bond the amount of the fine. It is likely that we will post the bond.

As of September 30, 2005, we were in compliance with the covenants of our debt agreements. We had $310 million available under a five-year committed revolving credit facility and $81 million in cash. In addition, we had $105 million available on our shelf registration and over $675 million in unused, uncommitted bank lines. Our short-term debt and current maturities of long-term debt totaled $527 million, net of cash balances. Thus, we believe that our liquidity and capital resources at September 30, 2005, remained adequate to support our foreseeable operating needs.

Results of Operations

Net income for the three-month period ended September 30, 2005, was $26.5 million, or $1.03 per diluted share, compared to $13.9 million, or $.54 per diluted share, in the second quarter of fiscal year 2005. For the first six months of fiscal year 2006, net earnings were $38.3 million, or $1.48 per diluted share, compared to $34.3 million, or $1.34 per diluted share in the six months ended September 30, 2004. The prior year’s results for the quarter and the six months reflected a charge of $14.9 million for European Commission fines on subsidiaries of the Company related to their tobacco buying practices in Spain. These non-deductible fines reduced the prior year earnings by $.58 per diluted share. Revenues were $919 million in the quarter and $1.8 billion for the first six months, compared to $860 million and $1.6 billion, respectively, in the prior year.

Tobacco segment revenues increased by 7% in the quarter and nearly 10% for the six months primarily due to shipment increases from Brazil and Africa. Tobacco results for the quarter were up sharply compared to the prior year’s second quarter due to the $14.9 million fine recorded last year. Excluding the fine, the tobacco earnings for the quarter increased by 3%, reflecting higher shipments of African and oriental tobaccos. In addition, the quarter benefited from improved operating efficiencies in the United States. These factors offset the continued weakness in South American results due to a poor quality, more expensive Brazilian crop. Excluding the prior year fine, six-month operating results for the segment were lower due to reduced operating margins on Brazilian tobacco, a lack of demand for blended strip products, and lower shipments of oriental tobacco. Higher costs due to the relative strength of the Brazilian currency and lower average leaf quality caused by adverse weather conditions have combined to reduce Brazilian operating margins for the current year. Oriental shipment volume declined in the current fiscal year due to customers requesting accelerated shipments at the end of fiscal year 2005, and therefore, sales that would normally have occurred during the first quarter of fiscal year 2006 were recorded during the fourth quarter of fiscal year 2005. For the six months, exchange losses in Zimbabwe of $6.8 million were offset by remeasurement gains on Brazilian net monetary assets.

The Company did not record a charge for the recently announced European Commission fine of €30 million (about $36 million) related to green tobacco buying practices in Italy. The fine was assessed on the Company after the European Commission revoked Deltafina’s conditional immunity, which had been granted in 2002. Based on consultation with outside counsel, management believes that the terms of the immunity agreement were not breached and that immunity will be restored through the appeal of the decision in the courts.

Non-tobacco results were mixed for the quarter and six-month period. Performance of the lumber and building products operations was lower in the quarter and for the first six months, while the results for agri-products were substantially higher for the quarter and six-month period. Results for lumber and building products were lower due to ongoing price pressure from DIY retailers, which negatively affected margins in retail supply. This decline was partly offset by improved results in construction supply, which benefited from increased sales volume in the quarter and the six months, which was the primary cause of increased revenue in this segment.

Results for the agri-products segment increased due to higher volumes and cost control efforts. Both rubber and seeds benefited from improved market conditions. Agri-products revenues increased significantly because of volume increases in synthetic rubber and dried fruits and nuts, as well as higher prices in seeds and rubber.

Corporate expenses were lower in the quarter and the six months due to lower incentive compensation expense and lower costs associated with Sarbanes-Oxley compliance work. In addition, the six-month results benefited from delayed costs related to pension settlement and a currency gain on a foreign withholding tax refund. Interest expense was substantially higher for the quarter and six months due to higher short-term interest rates and increased borrowing levels. In addition, our consolidated effective income tax rates for the six months ended September 30, 2005 and 2004 were approximately 41% and 48%, respectively. The higher rate for the six months ended September 30, 2004, arose primarily because no income tax benefit was recognized on the $14.9 million charge recorded for a European Commission fine. The currency devaluation in Zimbabwe caused an increase in the effective income tax rate during the three and six months ended September 30, 2005.

The remainder of the fiscal year will continue to be challenging. Tobacco results for the second half of the year will continue to be hampered by the below-average quality of the Brazilian crop and the strength of the Brazilian currency, along with lower shipments from the Company’s oriental tobacco joint venture due to last year’s early shipments, and the lack of demand for blended products. The lumber and building products business will continue to contend with a weak European economy and the prospect of a stronger U.S. dollar, which would reduce translated euro-based results. In addition, higher interest costs and a high corporate income tax rate will have an impact on the year. The Company is addressing these challenges by reducing its capital spending levels, reducing tobacco segment overhead, and exploring ways to rationalize its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of September 30, 2005, tobacco inventory of $798 million included about $680 million in inventory that was committed for sale to customers and about $118 million that was not committed. Committed inventory, after deducting $145 million in customer deposits, represents our net exposure of $535 million. We maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate substantially interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $816 million at September 30, 2005. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $8.1 million, about 66% of that amount should be offset with changes in customer charges.

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

Commodity

We use commodity futures in our rubber business to reduce the risk of price fluctuations. We do not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amounts recorded during the quarters ended September 30, 2005 and 2004, were not material.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 (approximately $135,000) on TAES, and a fine of €11.88 million (approximately $14.9 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. Universal recorded a charge of approximately $14.9 million in the quarter ending September 30, 2004, to accrue the full amount of the fines assessed the Company’s subsidiaries.

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The main ground of appeal is that the Commission erred in imposing liability on Deltafina as a cartel participant, particularly as the cartel leader, when Deltafina was not an actual party to the agreement and was incapable of acting in the relevant market. In addition, Deltafina argues that (i) the Commission failed to allege that Deltafina was a member of the cartel and cartel leader prior to issuing its decision, thereby impairing Deltafina’s right to defend itself, and (ii) that the Commission failed to try to prove that the practices affected trade between Member States of the European Community. The appeal also argues that the Commission incorrectly calculated the amount of the Deltafina fine. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. In February 2005, Deltafina deposited the amount of the fine into an interest-bearing escrow account in order to stay execution during the appeal process.

European Commission Fines in Italy

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Universal believed that the Commission did not know all of the facts and circumstances concerning that disclosure. Deltafina informed the Commission of those facts in a hearing in March 2005. In addition, neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March of 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On October 20, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $36 million) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objectives and the facts. The Company and Deltafina each intend to appeal the decision to the Court of First Instance of the European Communities. Based on consultation with outside counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on August 2, 2005.

At the Meeting, the shareholders elected three directors to serve three-year terms. The voting with respect to each nominee was as follows:

Nominee	Votes For	Votes Withheld	Broker Non-votes
Allen B. King	24,112,108	212,703	0
Eddie N. Moore, Jr.	24,098,430	226,381	0
Hubert R. Stallard	23,582,715	742,096	0

The terms of office of the following directors continued after the Meeting: John B. Adams, Jr., Chester A. Crocker, Joseph C. Farrell, Charles H. Foster, Jr., Thomas H. Johnson, Jeremiah J. Sheehan, Walter A. Stosch, and Eugene P. Trani.

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

ITEM 6. EXHIBITS

12	Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and
Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)