Form 10-Q
period 2005-12-31
UNIVERSAL CORP /VA/
filed 2006-02-09
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2005

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

As of February 1, 2006, the total number of shares of common stock outstanding was 25,723,315.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$878,779	$852,346	$2,658,227	$2,449,658
Costs and expenses
Cost of goods sold	742,497	705,758	2,217,906	2,016,485
Selling, general and administrative expenses	100,794	94,602	301,293	275,271
Restructuring and impairment costs	23,861	—	23,861	—
European Commission fines	—	—	—	14,908

Operating income	11,627	51,986	115,167	142,994
Equity in pretax earnings of unconsolidated affiliates	6,492	8,917	4,731	9,838
Interest expense	21,745	15,721	60,165	42,484

Income (loss) before income taxes and other items	(3,626)	45,182	59,733	110,348
Income taxes	781	17,956	26,758	49,259
Minority interests	1,262	(681)	311	(1,158)

Net income (loss)	$(5,669)	$27,907	$32,664	$62,247

Earnings (loss) per common share - basic	$(0.22)	$1.09	$1.27	$2.44

Earnings (loss) per common share - diluted	$(0.22)	$1.08	$1.27	$2.42

Retained earnings - beginning of period			$733,763	$679,202
Net income			32,664	62,247
Cash dividends declared ($1.27 in 2005, $1.20 in 2004)			(32,644)	(30,671)

Retained earnings - end of period			$733,783	$710,778

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2005	December 31, 2004	March 31, 2005
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$30,619	$70,523	$58,625
Accounts receivable, net	489,424	418,377	494,963
Advances to suppliers, net	132,811	153,077	171,906
Accounts receivable - unconsolidated affiliates	2,769	6,182	4,759
Inventories - at lower of cost or market:
Tobacco	712,396	637,889	609,114
Lumber and building products	160,478	175,045	167,333
Agri-products	203,089	172,365	172,448
Other	50,573	48,623	42,473
Prepaid income taxes	5,808	19,650	5,504
Deferred income taxes	12,826	16,719	6,875
Other current assets	48,703	46,554	54,808

Total current assets	1,849,496	1,765,004	1,788,808

Property, plant and equipment - at cost
Land	71,991	75,246	78,127
Buildings	404,436	403,596	395,077
Machinery and equipment	735,902	729,876	746,198

	1,212,329	1,208,718	1,219,402
Less accumulated depreciation	(608,864)	(602,078)	(595,732)

	603,465	606,640	623,670

Other assets
Goodwill and other intangibles	134,817	138,362	138,053
Investments in unconsolidated affiliates	90,047	94,000	98,789
Deferred income taxes	96,414	61,341	85,014
Other noncurrent assets	185,141	129,897	150,990

	506,419	423,600	472,846

Total assets	$2,959,380	$2,795,244	$2,885,324

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2005	December 31, 2004	March 31, 2005
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$454,842	$353,141	$429,470
Accounts payable	343,770	317,579	299,452
Accounts payable - unconsolidated affiliates	245	185	279
Customer advances and deposits	139,331	125,107	48,634
Accrued compensation	24,852	27,866	35,621
Income taxes payable	17,024	32,440	32,866
Current portion of long-term obligations	169,438	130,035	123,439

Total current liabilities	1,149,502	986,353	969,761

Long-term obligations	771,750	741,519	838,687
Postretirement benefits other than pensions	44,785	42,643	43,459
Other long-term liabilities	117,905	141,107	131,885
Deferred income taxes	34,771	50,982	43,899

Total liabilities	2,118,713	1,962,604	2,027,691

Minority interests	32,460	32,029	35,245

Shareholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares, none issued or outstanding	—	—	—
Common stock, no par value, authorized 100,000,000 shares, 25,715,109 issued and outstanding shares (25,621,539 at December 31, 2004, and 25,668,590 at March 31, 2005)	118,933	112,914	117,520
Retained earnings	733,783	710,778	733,763
Accumulated other comprehensive loss	(44,509)	(23,081)	(28,895)

Total shareholders’ equity	808,207	800,611	822,388

Total liabilities and shareholders’ equity	$2,959,380	$2,795,244	$2,885,324

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,664	$62,247
Depreciation	48,760	51,913
Amortization	2,430	2,641
Other adjustments to reconcile net income to net cash provided by operating activities	(6,051)	(7,255)
Changes in operating assets and liabilities	(46,762)	(106,509)
Restructuring and impairment costs	23,861	—
Accrued liability for European Commission fines	—	14,908

Net cash provided by operating activities	54,902	17,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(60,933)	(67,108)
Purchase of business, net of cash acquired	(14,339)	(15,934)
Sales of property, plant, and equipment and other	5,753	3,711

Net cash used in investing activities	(69,519)	(79,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	43,103	79,421
Issuance of long-term debt	—	95,000
Repayment of long-term debt	(20,662)	(52,269)
Issuance of common stock	1,413	2,930
Dividends paid	(32,644)	(30,671)
Other	(4,069)	(2,456)

Net cash provided (used) by financing activities	(12,859)	91,955

Effect of exchange rate changes on cash	(530)	644

Net increase (decrease) in cash and cash equivalents	(28,006)	31,213
Cash and cash equivalents at beginning of year	58,625	39,310

Cash and cash equivalents at end of period	$30,619	$70,523

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (the “Company” or “Universal”), has operations in tobacco, lumber and building products distribution, and agri-products. Because of the seasonal nature of these businesses, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

NOTE 3. RESTRUCTURING AND IMPAIRMENT COSTS

During the quarter ended December 31, 2005, the Company recorded restructuring and impairment costs related to its tobacco operations totaling approximately $23.9 million before tax, $15.5 million after tax, or $0.60 per share. The components of the total pretax charge are as follows:

	Closure of Danville Processing Facility	Other Cost Reduction Initiatives	Total
Restructuring costs:
One-time termination benefits	$1,746	$390	$2,136
Other costs	—	485	485

	1,746	875	2,621
Impairment costs:
Land, building and equipment	21,240	—	21,240

Total restructuring and impairment costs	$22,986	$875	$23,861

As indicated above, the majority of the restructuring costs and all of the impairment costs were associated with the Company’s decision to close its leaf tobacco processing facility in Danville, Virginia, and consolidate all of its tobacco processing in the United States into its Nash County, North Carolina factory. The closure of the Danville facility, which was effective in December 2005, was the result of the significant decline in U.S. tobacco production since 2000. The remaining restructuring costs were associated with other cost reduction initiatives, including the closure of two administrative offices outside the United States.

The one-time termination benefits will be paid to 32 full-time employees and 313 hourly employees whose positions were eliminated upon closure of the Danville facility. The other restructuring costs represent lease costs on vacated office space, termination benefits, and employee relocation costs associated with the closing and consolidation of administrative offices.

The impairment costs represent adjustments to write down the carrying value of the land, building, and equipment at the Danville facility to fair value. The Company plans to sell the land and building and has adjusted their carrying value to estimated fair value, based on information provided by outside brokers and on the Company’s recent experience selling other leaf tobacco facilities in the United States. Certain equipment at the Danville facility is expected to be redeployed to other locations. Based on the Company’s impairment review, the carrying value of that equipment is supported by the estimated future cash flows associated with the use of the equipment at the new locations. The remaining equipment is expected to be sold for replacement parts, alternative use, or scrap, and has been written down to the related values estimated by two outside sources. Due to market conditions, the Company does not currently expect that any of the land, building, or equipment can be disposed of within the next twelve months and, as a result, the assets continue to be classified as “held and used” for accounting purposes. Should the Company decide not to redeploy any portion of the designated equipment from the Danville facility to other locations, that equipment would likely be sold for replacement parts, alternative use, or scrap, and additional impairment costs would be incurred.

The following is a reconciliation of the Company’s liability for restructuring costs through December 31, 2005:

	Nine Months Ended December 31, 2005
	One-Time Termination Benefits	Other Costs	Total
Balance at beginning of period	$—	$—	$—
Costs charged to expense	2,136	485	2,621
Payments	—	(141)	(141)

Balance at end of period	$2,136	$344	$2,480

During the quarter ending March 31, 2006, the Company expects to incur additional restructuring costs of approximately $3 million to $5 million related to the Danville closing and other cost reduction initiatives.

NOTE 4. GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At December 31, 2005, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $237 million. About 75% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company; however, in that case, the Company would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $237 million, and any unpaid accrued interest. The accrual recorded for the value of the guarantees was approximately $6 million and $5.5 million at December 31, 2005 and 2004, respectively, and approximately $4 million at March 31, 2005. In addition, the Company has contingent liabilities of approximately $9 million that consist primarily of bid and performance bonds. The Company considers the possibility of a material loss on any of the guarantees and other contingencies to be remote.

Zimbabwe

In recent years, economic and political changes in Zimbabwe have led to a significant decline in tobacco production in that country. Universal has been able to offset this volume decline with increased production in other countries.

During the nine months ended December 31, 2005, the Zimbabwe dollar devalued from an exchange rate of approximately 6,000 to 1 U.S. dollar to approximately 85,000 to 1. In addition, the government reduced the number of days that U.S. dollars can be held in a U.S. dollar bank account from 60 days to 30 days. After 30 days, the U.S. dollars must be converted into Zimbabwe dollars and are thus exposed to devaluation. In this environment, the Company experienced remeasurement losses of $7.4 million in the nine months ended December 31, 2005. Last year, the Company recorded remeasurement losses of about $1.8 million in the nine-month period. In Zimbabwe, the devaluation creates taxable local currency gains from tobacco sales in U.S. dollars. Those gains generated tax expense of $2.7 million in the nine months ended December 31, 2005.

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

The Company’s ability to recover the value of its long-lived assets in Zimbabwe could also become impaired. As of December 31, 2005, the Company’s equity in its net assets of subsidiaries in Zimbabwe was approximately $42 million, of which about $19 million was represented by long-lived assets.

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

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and facts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. At this time, Deltafina intends to provide a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process.

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

Losses on Agri-Products Inventory and Purchase Commitments

Certain subsidiaries in the Company’s agri-products segment buy, process, package, and sell sunflower seeds and almonds. The markets for both of these commodities are in an oversupply position, primarily due to unexpectedly high production from the 2005 crops. These conditions caused prices for finished product and prices indicated for raw product to decline significantly during the quarter ended December 31, 2005. As a result of the declines, the Company recorded losses totaling approximately $12 million before tax ($7 million after tax) on uncommitted inventory, as well as firm commitments to purchase undelivered raw product, during the quarter. Some of the Company’s inventory and purchase commitment positions remain exposed to further price declines, and additional losses may be reported in subsequent periods on any additional price declines. Market prices for almonds have declined further since December 31, 2005, and based on prices at January 31, 2006, estimated additional losses of approximately $5 million would be incurred.

NOTE 5. STOCK-BASED COMPENSATION

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands of dollars, except per share data)	2005	2004	2005	2004
Net income (loss)	$(5,669)	$27,907	$32,664	$62,247
Stock-based employee compensation cost, net of tax effect, under fair value accounting	(1,028)	(1,494)	(3,655)	(3,952)

Pro forma net income (loss) under fair value method	$(6,697)	$26,413	$29,009	$58,295

Earnings (loss) per share - basic	$(0.22)	$1.09	$1.27	$2.44
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.04)	(0.06)	(0.14)	(0.16)

Pro forma earnings (loss) per share - basic	$(0.26)	$1.03	$1.13	$2.28

Earnings (loss) per share - diluted	$(0.22)	$1.08	$1.27	$2.42
Per share stock-based employee compensation cost, net of tax effect, under fair value accounting	(0.04)	(0.05)	(0.14)	(0.15)

Pro forma earnings (loss) per share - diluted	$(0.26)	$1.03	$1.13	$2.27

As discussed in Note 2, Universal is required to adopt FASB Statement No. 123R, which requires that share-based payments be reported as expense, effective April 1, 2006, which is the beginning of fiscal year 2007.

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands of dollars, except per share data)	2005	2004	2005	2004
Net income (loss)	$(5,669)	$27,907	$32,664	$62,247

Denominator for basic earnings (loss) per share:
Weighted average shares	25,715,109	25,564,158	25,698,447	25,523,062
Effect of dilutive securities:
Employee stock options and restricted share units	—	159,267	121,066	173,631

Denominator for diluted earnings (loss) per share	25,715,109	25,723,425	25,819,513	25,696,693

Earnings (loss) per share – basic	$(0.22)	$1.09	$1.27	$2.44

Earnings (loss) per share – diluted	$(0.22)	$1.08	$1.27	$2.42

For the three months ended December 31, 2005, employee stock options and restricted shares are excluded from the diluted earnings per share calculation since their effect would be antidilutive.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2005	2004	2005	2004
Net income (loss)	$(5,669)	$27,907	$32,664	$62,247
Foreign currency translation adjustment, net of taxes	(1,024)	10,455	(9,431)	12,747
Minimum pension liability, net of taxes	(5,002)	—	(5,002)	—
Foreign currency hedge adjustment, net of taxes	198	(2,372)	222	(3,954)
Unrealized loss on available-for-sale securities, net of taxes	(1,403)	—	(1,403)	—

Comprehensive income (loss)	$(12,900)	$35,990	$17,050	$71,040

The minimum pension liability for certain foreign plans was adjusted at December 31, 2005, based on mid-year actuarial valuations prepared for those plans. The unrealized loss on available-for-sale securities relates to investments made by the Company’s subsidiary in Zimbabwe in various equity securities to reduce its exposure to devaluation of the Zimbabwe dollar.

NOTE 8. SEGMENT INFORMATION

Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2005	2004	2005	2004
SALES AND OTHER OPERATING REVENUES
Tobacco	$475,175	$456,717	$1,375,294	$1,276,980
Lumber and building products distribution	200,144	200,348	641,530	617,026
Agri-products	203,460	195,281	641,403	555,652

Consolidated total	$878,779	$852,346	$2,658,227	$2,449,658

OPERATING INCOME (LOSS)
Tobacco	$46,491	$54,101	$124,098	$129,438
Lumber and building products distribution	7,107	10,236	27,335	34,323
Agri-products	(6,468)	3,344	7,514	10,586

Total segment operating income	47,130	67,681	158,947	174,347

Less:
Corporate expenses	5,150	6,778	15,188	21,515
Equity in pretax earnings of unconsolidated affiliates	6,492	8,917	4,731	9,838
Restructuring and impairment costs	23,861	—	23,861	—

Consolidated total	$11,627	$51,986	$115,167	$142,994

NOTE 9. PENSION PLANS AND POSTRETIREMENT BENEFITS

The Company has several defined benefit pension plans covering U.S. and foreign salaried employees and certain other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company also provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels.

The components of the Company’s net periodic benefit cost are as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2005	2004	2005	2004	2005	2004
Service cost	$631	$773	$1,621	$1,303	$224	$213
Interest cost	1,649	1,849	2,278	2,740	1,154	611
Expected return on plan assets	(1,431)	(1,616)	(2,544)	(2,578)	(44)	(46)
Settlement cost	—	—	1,188	—	—	—
Net amortization and deferral	(33)	1	(124)	598	(13)	55

Net periodic benefit cost	$816	$1,007	$2,419	$2,063	$1,321	$833

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2005	2004	2005	2004	2005	2004
Service cost	$1,924	$2,228	$4,046	$3,911	$827	$638
Interest cost	5,059	5,319	7,737	8,220	2,609	2,278
Expected return on plan assets	(4,395)	(4,648)	(7,613)	(7,734)	(133)	(137)
Settlement cost	—	—	1,188	1,536	—	—
Net amortization and deferral	(99)	5	1,162	1,794	(37)	165

Net periodic benefit cost	$2,489	$2,904	$6,520	$7,727	$3,266	$2,944

During the nine months ended December 31, 2005, the Company made contributions of $2.5 million to foreign plans and $8 million to domestic plans, and expects to make additional contributions of $2.3 million to foreign plans and $4.3 million to domestic plans in the remaining three months of the fiscal year.

NOTE 10. INCOME TAXES

The Company’s consolidated effective income tax rate was approximately 45% for each of the nine-month periods ended December 31, 2005 and 2004. The effective tax rate is normally higher than the 35% U.S. marginal corporate tax rate, primarily due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate. The currency devaluation in Zimbabwe, which generates U.S. dollar losses but local tax expense, also caused an increase in the effective income tax rate in both years. In addition, for the nine months ended December 31, 2005, the Company’s $23.9 million charge for restructuring and impairment costs generated a tax benefit at a lower rate than the effective tax rate applied to all other earnings, which increased the consolidated effective tax rate by approximately 3%. For the nine months ended December 31, 2004, no income tax benefit was recognized on the $14.9 million charge recorded for a European Commission fine, which increased the effective tax rate by approximately 5%.

NOTE 11. SUBSEQUENT EVENT

In February 2006, the Company determined that the restructuring and impairment charges for the closure of the Danville, Virginia facility, combined with lower than expected operating results for the quarter ended December 31, 2005, and a decrease in committed tobacco inventories caused by shipments during the quarter, caused a covenant breach under its revolving credit agreement and a secured term loan. Waivers of the covenant violation have been received from a sufficient number of the banks participating in the revolving credit facility, and no event of default has occurred under the agreement. The Company decided to repay the secured term loan on February 7, 2006, using borrowings under the revolving credit facility, to avoid additional costs to amend the term loan and to release the liens from the Danville, Virginia, facility, which had been pledged as security on the loan. The entire outstanding principal balance of that loan, approximately $69 million, has been classified in the current portion of long-term obligations in the consolidated balance sheet at December 31, 2005. No covenants have been breached in any of the Company’s other debt obligations. The Company is currently working with its bank group and expects to amend its revolving credit agreement to allow greater room under the waived covenant into the next fiscal year. The Company also expects to complete negotiations for a bank term loan of up to $250 million during the quarter ending March 31, 2006. Proceeds from that loan will be used to reduce borrowings under the revolving credit facility.

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

Working Capital

Working capital at December 31, 2005, was $700 million, down $119 million from the level at March 31, 2005. The decline was caused in part by the classification of the long-term portion of a secured term loan as current to reflect the Company’s decision to prepay it after quarter-end. Excluding that item, working capital declined $56 million for the nine-month period. We expect seasonal changes in working capital items as tobacco inventories increase during the first half of the fiscal year when tobacco is received and processed in Africa and Brazil and is awaiting shipment to customers. During the second half of the year, the balances usually begin to decline as inventories are shipped and receivables collected. During the nine months ended December 31, 2005, both Africa and the United States experienced seasonal increases in inventory, but the U.S. increase also reflects a change in the delivery pattern of certain tobaccos related to the Company’s oriental tobacco joint venture, which also increased customer advances.

South American inventories declined in a normal seasonal decrease. Tobacco inventories at December 31, 2005, were $712 million, up $103 million from the level at March 31, 2005 and down $85 million from the level at September 30, 2005. Other inventories, which include fertilizer, seed, and packing materials for the tobacco segment, have increased by $8 million during the nine months as African regions prepared for the new season. The increases in tobacco and other inventory in the nine months were primarily financed using customer advances and deposits, which increased by about $91 million, including the portion related to the change in delivery procedures for oriental tobaccos. Because we advance funds to suppliers, some of the inventory increase had been funded earlier in the season, and the $39 million reduction in advances to suppliers more than offset the remainder of the inventory increase. Agri-products inventories were up $31 million from the March 31, 2005, level. This is primarily a result of larger inventories of almonds and sunflower seeds, and the related increase in accounts payable mitigated the effect on working capital. Inventories for the lumber and building products segment included seasonal declines from March 31, 2005, balances. Many of the same factors can be cited for changes since December 31, 2004. The effects of the oriental tobacco deliveries and the higher inventories of sunflower seeds and almonds were the largest factors in this comparison. In addition, accounts receivable and inventory were also affected by shipment timing as some shipments were made later in the quarter or deferred to subsequent quarters.

Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. Thus, about 80% of the nine-month period’s $103 million increase in tobacco inventory to $712 million represents tobacco that has been committed to customers. The level of uncommitted inventories at December 31, 2005, was $105 million. Although customer advances provided nearly 90% of the funding for inventory increases, the level of customer advances can vary from year to year as customers review their circumstances. Accordingly, we treat such advances as borrowings when we review our balance sheet structure.

Investing Activities

During the nine-month period ended December 31, 2005, we invested about $61 million in our fixed assets. The largest portion of that was spent in Africa where we completed the construction of a processing facility in Mozambique. The new facility began processing tobacco in August 2005. We have decided to curtail capital spending as part of our initiative to reduce debt, and for the quarter, our capital spending was below depreciation expense.

During the quarter, we reflected the completion of a small acquisition in Holland as a use of funds. We set aside funds for the acquisition in the fourth quarter of fiscal year 2005, but did not take control of the company until the third quarter of fiscal year 2006. The funds used were from an escrow deposit account and did not require the use of new borrowings.

Financing Activities

Debt increased slightly during the nine months as we funded our seasonal working capital needs. Total debt increased by $4 million. In May 2005, we entered into a private placement transaction, borrowing $200 million under a three-year floating rate note. The note bears interest at LIBOR plus 1.25% and is callable after one year. The proceeds were used to retire short-term notes, commercial paper, and borrowings under our revolving credit facility. On our March 31, 2005, balance sheet, we classified $200 million of borrowings supported by our revolving credit facility as long-term debt because of the issuance, subsequent to fiscal year end, of the $200 million three-year note to refinance those borrowings.

In order to appeal the fine of €30 million (approximately $36 million) assessed against us and Deltafina in October 2005 by the EU Commission in the Italian case, we will be required to either escrow or bond the amount of the fine. We intend to provide a bank guarantee to the EU Commission in the amount of the fine in order to stay execution during the appeal process.

The restructuring charge for the closure of the Danville, Virginia, facility, combined with lower than expected operating results for the quarter and a decrease in the amount of committed tobacco inventories due to shipments during the quarter, caused a covenant breach under our revolving credit facility and under a secured term loan as of December 31, 2005. We received a waiver of the covenant from the required lenders for the quarter ended December 31, 2005, and thus, no event of default occurred. We are currently working with our bank group and expect to amend our revolving credit agreement to allow greater room under our covenants into the next fiscal year. We also elected to repay nearly $70 million outstanding under a secured loan facility to avoid additional costs related to amending the agreement and releasing liens from the Danville facility, which was pledged as security under the loan. The loan was repaid on February 7, 2006, using borrowings under our revolving credit agreement.

We had $410 million available under a five-year committed revolving credit facility and $31 million in cash at December 31, 2005. In addition, we had over $675 million in unused, uncommitted bank lines, and in December 2005, we filed a new, undenominated shelf registration with the Securities and Exchange Commission. Our short-term debt and current maturities of long-term debt totaled $624 million. Thus, we believe that our liquidity and capital resources at December 31, 2005, remained adequate to support our foreseeable operating needs.

We expect to complete negotiations for a bank term loan of up to $250 million during the quarter ending March 31, 2006. Proceeds from this loan will be used to reduce borrowings under the revolving credit facility.

Results of Operations

After a $23.9 million pretax restructuring charge associated with the closure of the Company’s tobacco processing plant in Danville, Virginia, the Company reported a net loss of $5.7 million, or $.22 per diluted share, compared to net earnings of $27.9 million, or $1.08 per diluted share, in the third quarter of fiscal year 2005. For the first nine months of fiscal year

2006, net earnings were $32.7 million, or $1.27 per diluted share, compared to $62.2 million, or $2.42 per diluted share last year. Restructuring charges reduced the current quarter and nine-month results by $15.5 million after tax, or $.60 per diluted share. Prior year results for the nine months reflected a charge of $14.9 million for EU fines on subsidiaries of the Company related to tobacco buying practices in Spain, which reduced results for that period by $.58 per diluted share. Revenues were $879 million in the quarter and $2.7 billion for the first nine months compared to $852 million and $2.4 billion, respectively, in the prior year.

Tobacco segment operating income for the quarter and nine months was lower compared to last year due to continued weakness in South American results from lower operating margins on the poor quality, more expensive Brazilian crop, as well as a significant decline in demand for our blended strip products. In addition, results in Africa were impacted by $4 million in expenses associated with start-up of our Mozambique factory, as well as the effect of lower yields of some African crops due to poor weather conditions this year and the effect of the overhang of last year’s large Malawi burley crop. The positive impact of increased shipments from Malawi and Tanzania offset some of the unfavorable items in Africa. Both periods benefited from improved operating efficiencies in the United States along with higher sales volume. For the nine months, tobacco operating results were also reduced by currency remeasurement losses, net of export incentives, in Zimbabwe. In addition, as mentioned above, last year’s nine-month tobacco results included a pre-tax charge of $14.9 million for the EU fines.

Earnings from the lumber and building products distribution segment were lower for the quarter and nine months due to ongoing price pressure from Do-It-Yourself (“DIY”) retailers, which negatively affected margins in the retail supply division. This decline was partly offset by improved results in the construction supply market, which benefited from increased sales volume.

The agri-products segment reported a loss in the quarter due to approximately $12 million in inventory write-downs and losses on firm purchase commitments for almonds and sunflower seeds. These write-downs were required due to the recent rapid drop of market prices in those markets. Agri-products’ results from the sale of rubber and tea in the nine-month period were higher than last year due to improved market conditions. Agri-products’ revenues increased for the nine-month period primarily because of volume increases in synthetic rubber and nuts.

During the quarter, the Company announced the closure of its leaf tobacco processing plant in Danville, Virginia, and recorded a $23.9 million pretax restructuring charge, primarily associated with the closure, of which $2.6 million will be cash charges. The Company will consolidate all of its United States flue-cured and burley leaf processing into its Nash County, North Carolina, facility.

Corporate expenses were lower in the quarter and the nine months due to lower incentive compensation accruals and lower costs associated with Sarbanes-Oxley compliance work. In addition, for the nine-month period, the Company benefited from a currency gain on a foreign withholding tax refund. Selling, general and administrative expenses increased for the nine months in large measure because of a $6.6 million increase in the provision for bad debts for

Brazilian farmers and increased currency remeasurement losses in Africa, primarily Zimbabwe, of $7.6 million. Interest expense was substantially higher for the quarter and nine months due to higher short-term interest rates and increased borrowing levels. In addition, the Company’s consolidated effective income tax rate was approximately 45% for each of the nine-month periods ended December 31, 2005 and 2004. The effective tax rate is normally higher than the 35% U.S. marginal corporate tax rate, primarily due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate. The currency devaluation in Zimbabwe, which generates U.S. dollar losses but local tax expense, also caused an increase in the effective income tax rate in both years. In addition, for the nine months ended December 31, 2005, the Company’s $23.9 million charge for restructuring and impairment costs generated a tax benefit at a lower rate than the effective tax rate applied to all other earnings, which increased the consolidated effective tax rate by approximately 3%. For the nine months ended December 31, 2004, no income tax benefit was recognized on the $14.9 million charge recorded for a European Commission fine, which increased the effective tax rate by approximately 5%.

The Company did not record a charge for the European Commission fine of €30 million (about $36 million) related to green tobacco buying practices in Italy, which was announced in October 2005. The fine was assessed on the Company after the European Commission revoked Deltafina’s conditional immunity, which had been granted in 2002. Based on consultation with outside counsel, management believes that the terms of the immunity agreement were not breached and that immunity will be restored through the appeal of the decision in the courts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities.

Fiscal year 2006 has been a difficult year due to the confluence of a number of events. In addition to the impact on sales and margins of a poor quality Brazilian crop and the strength of the Brazilian currency, results for the first nine months of the fiscal year have been depressed by reduced yields on certain African crops from drought conditions, continued sharp declines in demand for our blended strip products, and market pricing issues in almonds and sunflower seeds. In addition, during the third quarter we made the difficult decision to close our tobacco processing operations in Danville, Virginia, in response to the continued decline in tobacco production in the United States. Looking ahead, we expect the remainder of the fiscal year to continue to be challenging. As we have noted, the Company remains exposed to further negative market developments in almond and sunflower seed markets, and the retail sales segment of the lumber business continues to be under pressure from reduced consumer demand and price competition in the DIY sector. We expect some margin pressures to continue in tobacco, and we expect more normal leaf shipments from Africa in the coming quarter. Last year’s fourth quarter benefited from much heavier-than-normal shipments due to delays earlier in the year.

Fiscal year 2007 looks more promising. At this time, we do not foresee any significant restructuring or impairment costs, factory startup costs, or large inventory adjustments, which collectively reduced fiscal year 2006 pretax earnings by nearly $40 million. We expect to see the benefit of savings from the rationalization of our U.S. tobacco operations and our program to reduce overhead costs. The quality of the new Brazilian crop appears to be much better than that of last year. However, the Brazilian currency remains very strong, which will again increase costs, and some shipments of low margin fiscal year 2006 Brazilian tobacco will carry over into fiscal year 2007. African crops for the new season thus far have had no significant weather issues, except for some drought conditions in Tanzania, and are developing well. Although we have experienced a number of market issues this year, we do not see a fundamental weakening in our business, our business environment, or our longer term prospects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of December 31, 2005, tobacco inventory of $712 million included about $607 million in inventory that was committed for sale to customers and about $105 million that was not committed. Committed inventory, after deducting $139 million in customer deposits, represents our net exposure of $468 million. We maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate substantially interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $774 million at December 31, 2005. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $7.4 million, about 60% of that amount should be offset with changes in customer charges.

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

Commodity

We use commodity futures in our rubber business to reduce the risk of price fluctuations. We do not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amounts recorded during the quarters ended December 31, 2005 and 2004, were not material.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objectives and the facts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. At this time, Deltafina intends to provide a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process.

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

ITEM 6. EXHIBITS

12	Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2006	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller (Principal Accounting Officer)