Form 10-K
period 2006-03-31
UNIVERSAL CORP /VA/
filed 2006-06-14
CIK 102037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006.

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

Registrant’s telephone number, including area code: 804-359-9311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $758 million at September 30, 2005.

As of June 1, 2006, the total number of shares of common stock outstanding was 25,748,306.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the 2006 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

UNIVERSAL CORPORATION

FORM 10-K

PART I

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to Universal Corporation’s financial condition, results of operation and future business plans, operations, opportunities and prospects. In addition, Universal Corporation and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: anticipated levels of demand for and supply of its products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; and general economic, political, market, and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” Universal Corporation cautions investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made and undertakes no obligation to update any forward-looking statements made in this report.

Item 1. Business

The Company changed its fiscal year end to March 31, effective March 31, 2004. With that change, the fiscal year better matches the crop and operating cycles of the Company’s largest operations. The change also allowed the Company to eliminate a three-month reporting lag previously used for most of its foreign subsidiaries. Fiscal year 2006 and 2005 results each cover a twelve-month period ended March 31. Fiscal year 2004 results cover the nine-month transition year from July 1, 2003, through March 31, 2004, and all references to fiscal year 2004 in this document refer to that period. Results for prior fiscal years cover twelve-month periods from July 1 to June 30 and reflect foreign operations with the prior reporting lag.

A. The Company

Universal Corporation (which together with its subsidiaries is referred to herein as “Universal” or the “Company”) is one of the world’s leading leaf tobacco merchants and processors, based on volumes handled by its subsidiaries and affiliates, and has operations in agri-products and in the distribution of lumber and building products. The Company’s consolidated revenues and total segment operating income were approximately $3.5 billion and $201 million, respectively, in fiscal year 2006. Universal’s tobacco operations have been the principal focus of the Company since its founding in 1918, and for the fiscal year ended March 31, 2006, tobacco operations accounted for 51% of revenues and 78% of segment operating income. In fiscal year 2006, Universal’s agri-products operations accounted for 24% of revenues and 2% of segment operating income. Lumber and building products operations accounted for 25% of revenues and 20% of segment operating income in the same period. Universal conducts its operations in numerous foreign countries. In fiscal year 2006, approximately 23% and 24% of the Company’s revenue arose from products delivered to customer locations in the Netherlands and the United States, respectively. At March 31, 2006, approximately 30% of Universal’s long-lived assets were in the United States, approximately 24% were in the Netherlands, and approximately 12% were in Brazil. See Note 13 of “Notes to Consolidated Financial Statements” for additional business segment and geographical information.

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

The Company’s business strategy is to enhance shareholder value by achieving several key objectives:

•	The Company operates as one entity worldwide with strong local management in major leaf tobacco markets.

•	The Company continues to foster strategic alliances with its customers to the benefit of all parties. These alliances with major manufacturers are, in management’s opinion, especially appropriate to the leaf tobacco industry where volume at an appropriate price is a key factor in long-term profitability. Alliances also permit the optimization of the Company’s inventory levels to reduce risk of loss during market downturns by enabling the Company to buy only the tobacco that a customer has indicated it wants.

•	The Company strives to maintain diversified sources of leaf tobacco supply to minimize reliance on any one area. Historically, North America, South America, and Africa each have provided between 20% and 30% of the aggregate volume of flue-cured and burley tobacco that Universal handles. However, because of the decline in Zimbabwe crops in Africa, the South American share increased to about 33% of the aggregate volume that Universal handled from the 2005 crop. Because of recent excess supply in world markets, the Company is reducing leaf production of certain growths in South America and in Africa.

•	The Company strives to maintain a large presence in the major exporting markets for flue-cured and burley tobaccos in order to properly supply its customers, many of whom are large manufacturers of tobacco products. Universal estimates that it has usually purchased between 25% and 30% of such Brazilian tobaccos and between 35% and 45% of such African tobaccos. These percentages can change from year to year based on the size, price, and quality of the crops. The Company also has a major processing facility in the United States, which normally processes between 35% and 45% of U.S. flue-cured and burley tobacco production.

•	Management believes that the Company’s financial strength is important and is working to maintain or improve its credit ratings.

•	The Company seeks to develop its non-tobacco businesses in niche markets where it can add value and be a market leader.

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

In addition, the Company’s Corporate Governance Guidelines, Business Ethics Policy, and charters for the Audit Committee, the Executive Committee, the Executive Compensation, Nominating, and Corporate Governance Committee, the Pension Investment Committee, and the Finance Committee are available free of charge to shareholders and the public through the “Investors/Corporate Governance” section of the Company’s website. Printed copies of the foregoing are available to any shareholder upon written request to the Treasurer of the Company at the address set forth on the first page of this Form 10-K.

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

According to industry sources, worldwide cigarette consumption increased, on average, about 0.3% per year during the ten years that ended in 2005. Historically, American-blend consumption has increased at a faster growth rate than total world consumption. Management believes that over time American-blend consumption may increase as a percent of the world total, which could increase demand for flavorful flue-cured and burley leaf from areas where the Company sources tobacco. However, management believes that future increases in American-blend and worldwide cigarette consumption will have little or no effect on demand for the tobacco the Company processes because of increasing efficiencies in the manufacturers’ use of leaf. Those increasing efficiencies as well as the possible move to smokeless products may also mean that demand for leaf tobacco has peaked and will not grow with any growth in consumption. For a discussion of the impact of current trends on the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions.”

Processing of leaf tobacco is an essential service to the Company’s customers because unprocessed or green tobacco is a perishable product. The Company’s processing of leaf tobacco includes grading in the factories, blending, quality picking, separation of leaf lamina from the stems, drying, and packing to precise moisture targets for proper aging. Accomplishing these tasks generally requires investment in plants and machinery in areas where the tobacco is grown. Processed tobacco that has been properly aged can be stored by customers for a number of years prior to use, but most processed tobacco is used within two to three years.

Universal believes it has a leading presence as a purchaser and processor in the major exporting regions for flue-cured and burley tobacco. The Company is also a major flue-cured and burley tobacco processor in the United States, where it sells processed U.S. tobacco to several cigarette manufacturers, and processes U.S. flue-cured and burley tobacco for Philip Morris USA Inc. pursuant to a non-exclusive ten-year contract executed in May 2001. In addition, Universal maintains a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. Management believes that its leading position in the leaf tobacco industry is based on its operations in all of the major source areas, its development of processing equipment and technologies, its financial position, its ability to meet customer demand, and its long-standing relationships with customers. Universal also has a leading position in worldwide dark tobacco markets. Its dark tobacco operations are located in most of the major producing countries (i.e., the United States, the Dominican Republic, Indonesia, Paraguay, and Brazil) as well as other markets. Dark tobaccos are typically used in the manufacture of cigars, pipe tobacco, smokeless tobacco products, and components of certain “roll-your-own” products.

Sales are made by Universal’s sales force and, to a lesser degree, through the use of commissioned agents. Most customers are long-established tobacco product manufacturers.

Universal conducts its tobacco business in varying degrees in a number of countries, including Argentina, Belgium, Brazil, Canada, the Dominican Republic, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People’s Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, Uganda, the United Kingdom, the United States, Zambia, and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Greece, Macedonia, and Turkey.

In the majority of countries where Universal operates, including Argentina, Brazil, Guatemala, Hungary, Italy, Malawi, Mexico, Mozambique, Philippines, Tanzania, the United States, and Zambia, the Company contracts directly with tobacco farmers or tobacco farmer cooperatives, in most cases before harvest, and thereby takes the risk that the delivered quality and quantity may not meet market requirements. Universal also provides agronomy services and crop advances of, or for, seed, fertilizer, and other supplies. Tobacco in Canada, and to a certain extent, India, Malawi, the United States, and Zimbabwe, is purchased under an auction system.

The Company has substantial capital investments in Brazil, and in southern Africa, and the performance of its operations in these regions can materially affect the Company’s earnings from tobacco operations. For example, in fiscal year 2006, poor crops due to adverse weather conditions and high costs caused by the strong currency in Brazil caused a significant decline in tobacco earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Universal’s foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, Universal advances funds and guarantees local loans, each in substantial amounts, for the purchase of tobacco. Most tobacco sales are denominated in U.S. dollars, thereby reducing the Company’s foreign currency exchange risk. See “Risk Factors.”

For a discussion of recent developments and trends in, and factors that may affect, the Company’s tobacco business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.”

Seasonality

Universal’s tobacco operations are seasonal in nature. Tobacco in Brazil is usually purchased from January through May, while the markets in Malawi generally open around April and continue into the fall. Farmers begin to sell U.S. flue-cured tobacco in late July and the marketing season lasts for approximately four months. U.S. burley tobacco farmers deliver their crop from mid-November through mid-February. These different marketing periods reduce the overall seasonality of the Company’s tobacco business.

Universal normally operates its processing plants for approximately seven to nine months of the year. During this period, inventories of green tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly short-term notes payable to banks, and customer advances, are means of financing this expansion of current assets and normally reach their peak during this processing period. The Company’s balance sheet at its fiscal year end normally reflects seasonal expansions in working capital in South America, Central America, and Western Europe.

Customers

A material part of the Company’s tobacco business is dependent upon a few customers. For the year ended March 31, 2006, Altria Group, Inc. and its affiliates accounted for more than 10% of the Company’s revenues. The loss of, or substantial reduction in business from, Altria or any other significant customer would have a material adverse effect on the Company. The Company has long-standing relationships with these customers.

Universal had orders from customers for approximately $555 million of its tobacco inventories at March 31, 2006. Based upon historical experience, it is expected that at least 90% of such orders will be delivered during the following twelve months. Typically, delays in the delivery of orders result from changing customer requirements for shipment.

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

C. Description of Agri-Products Business

The Company’s agri-products business involves selecting, buying, processing, storing, shipping, financing, and distributing, as well as importing and exporting, a number of products, including tea, rubber, sunflower seeds, nuts, dried fruit, and canned and frozen foods. The Company sources products from numerous countries, including Argentina, China, Egypt, India, Indonesia, Kenya, Malawi, Mexico, Sri Lanka, Thailand, Turkey, the United States, and Vietnam.

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

The Company provides various products to numerous large and small customers in the retail food and food packaging industry and in the rubber industry. Generally, there are no formal, continuing contracts with these customers, although business relationships may be long standing. No single customer accounted for 10% or more of the Company’s consolidated revenues for fiscal year 2006.

Competition among suppliers in the agricultural products in which Universal deals is based on price, as well as the ability to meet customer requirements in product quality, buying, processing, financing, and delivery. The number of competitors in each market varies from country to country, but there is competition for all products and markets in which the Company operates. Some of the main competitors are: Akbar Brothers, American Eagle Food Products

Inc., Bond Commodities Ltd., Centrotrade, CHS, Dahlgren, Ennar, J. F. Braun & Sons, James Finlay, John B. Sanfilippo & Sons, Inc., Global, Kaytee, LAB, Lipton, Olam International Ltd., Pennington, Safic Alcan & Cie, Scotts Miracle-Gro, SLD Commodities Ltd., Stassens, STT/Wurfbain/RCA, Sunshine, and Universal Tea.

In March 2006, the Company announced that as part of its strategy for enhancing shareholder value, it routinely evaluates alternatives, including acquisitions, divestitures, and strategic alliances, in each of its business units. Universal is in discussions regarding an offer for a substantial portion of its non-tobacco business. However, there can be no assurance that these discussions will result in a transaction.

For a discussion of recent developments and trends in, and factors that may affect, the Company’s agri-products business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

D. Description of Lumber and Building Products Business

The Company is engaged in the lumber and building products distribution and processing business in the Netherlands and other countries in Europe. The majority of lumber products are purchased outside the Netherlands, principally in Central Europe, the Far East, North America, Russia, Scandinavia, and South America.

The Company’s lumber and building products business is seasonal to the extent that winter weather may temporarily interrupt the operations of its customers in the building industry. In addition, some lumber and building products, such as garden timbers, are seasonal in nature. The business is also subject to exchange risks and other normal market and operational risks associated with lumber and building materials operations centered in Europe. Those risks include general economic conditions in the countries where the Company is located, and related trends in the building and construction industries and home improvement / DIY and garden center markets. In addition to materials, labor is a significant portion of the total costs for this segment, and most of the employees in the segment are subject to industry-wide collective labor agreements that determine wage increases.

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

The Company carries inventories to meet customer demands for prompt delivery. Inventory levels are based on a balance between providing service and continuity of supply to customers and achieving the highest possible inventory turns. It is traditional business practice in the construction supply industry in the Netherlands to insure most accounts and notes receivable against uncollectibility for the majority of the amount owed. The Company generally does not provide extended payment terms to its customers. No single customer accounted for 10% or more of the Company’s consolidated revenues for fiscal year 2006.

The Company’s construction supply sales in fiscal year 2006 accounted for about 12% of the market volume for similar products in the Netherlands. This is similar to the market share of its largest competitor in this sector, PontMeyer N.V. Five additional competitors in this sector accounted for approximately 20% of the market in this period, and the balance was held by approximately 200 smaller competitors. However, traditional market boundaries are fading, and the Company increasingly competes in the wider building and construction supplies market, which is approximately four times larger than the market for lumber and building products. The primary factors of competition are quality, price, customer relationship, product range, and speed and reliability of logistics systems. The Company believes that its full geographical market coverage, its automated inventory control and billing system, and its efficient logistics give it a competitive advantage in the Netherlands.

Management believes that the Company’s retail supply business unit is one of the largest suppliers to European home improvement and DIY retailers and garden centers with a clear market leadership in the Benelux, but has a low single digit market share in the fragmented European market. The primary factors of competition are concept and product development, quality and price, customer relationships, product range, and speed and reliability of logistics systems. The Company believes that its strong market position in the Benelux, growing pan-European presence, and its strength in concept development and logistics give it a solid base to expand this business.

In March 2006, the Company announced that as part of its strategy for enhancing shareholder value, it routinely evaluates alternatives, including acquisitions, divestitures, and strategic alliances, in each of its business units. Universal is in discussions regarding an offer for a substantial portion of its non-tobacco business. However, there can be no assurance that these discussions will result in a transaction.

For a discussion of recent developments and trends in, and factors that may affect, the Company’s lumber and building products business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.”

E. Employees

The Company employed about 30,000 employees throughout the world during the fiscal year ended March 31, 2006. This figure is estimated because the majority of the Company’s personnel are seasonal employees.

F. Research and Development

No material amounts were expended for research and development during the fiscal years ended March 31, 2006 or 2005, or the nine-month transition year ended March 31, 2004.

G. Patents, etc.

The Company holds no material patents, licenses, franchises, or concessions.

H. Government Regulation, Environmental Matters and Other Matters

The Company’s business is subject to general governmental regulation in the United States and in foreign jurisdictions where the Company conducts business. Such regulation includes, but is not limited to, matters relating to environmental protection. To date, governmental provisions regulating the discharge of material into the environment have not had a material effect upon the capital expenditures, earnings, or competitive position of the Company. See “Risk Factors” for a discussion of government regulation and other factors that may affect the Company’s business.

Item 1A. Risk Factors

This Form 10-K contains certain forward-looking statements. The following important factors, among other things, in some cases have affected, and in the future could affect, our actual results and could cause our actual results for a fiscal year and any interim period to differ materially from those expressed or implied in any forward-looking statements made by us or on our behalf.

This section uses the terms “we,” “our,” and “us” when it is not necessary to distinguish among Universal Corporation and its various operating subsidiaries or when any distinction is clear from the context.

Operating Factors

The leaf tobacco industry is highly competitive, and we are heavily reliant on a few large customers.

We are one of two major independent global competitors in the highly competitive leaf tobacco industry, both of whom are reliant upon a few large customers. The loss of one of those large customers or a significant decrease in their respective demand for our products or services could further increase competition and significantly decrease our sales of products or services, which would have a material adverse effect on our results of operations. The competition among leaf tobacco merchants is based on the ability to meet customer specifications in the buying, processing, and financing of tobacco, as well as the price charged for products and services. However, because we, like our competition, rely upon a few significant customers, the consolidation or failure of any of these large or significant customers could contribute to a significant decrease in our sales of products and services.

Our financial results can be significantly affected by the changes in the balance of supply and demand for leaf tobacco or other agricultural products.

Because we are a leaf tobacco merchant, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for tobacco, which is based upon customers’ expectations of their future tobacco requirements, can change from time to time depending upon internal and external factors affecting the demand for their products. Our customers’ expectations, and thus their demand for leaf tobacco, are influenced by a number of factors, including:

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

Any significant change in these factors could cause a material imbalance in the supply and demand for tobacco, which would affect our results of operations. Similar factors can affect results for our agri-products businesses as well.

Our financial results will vary according to growing conditions, customer requirements and other factors. These factors also reduce the ability to gauge our performance and increase the risk of an investment in Universal.

Our financial results, particularly the quarterly financial results, may be significantly affected by fluctuations in tobacco growing seasons and crop sizes. The cultivation of tobacco is dependent upon a number of factors, including weather and other natural events, and our processing schedule and results of operations can be significantly altered by these factors.

Further, the timing and unpredictability of customer orders and shipments require us to keep tobacco in inventory, increase our risk, and result in variations in quarterly and annual financial results. Sales recognition by our subsidiaries and us is based on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on the needs and shipping instructions of our customers. These fluctuations result in varying volumes and sales in given periods, which also reduce the comparability of financial results in different periods or in the same periods in different years.

Major shifts in customer requirements for tobacco supply may significantly affect our operating results.

If our customers significantly alter their requirements for tobacco volumes from certain regions, then we may have to change our production facilities and alter our fixed asset base in certain origins. Permanent or long-term reduction in demand for tobacco from origins where we have operations may trigger restructuring charges. We may also need to make significant capital investments in other regions to develop the needed infrastructure to meet customer supply requirements.

In areas where we purchase leaf tobacco directly from farmers, we bear the risk that the tobacco we receive will not meet quality and quantity requirements.

When we contract directly with tobacco farmers or tobacco farmer cooperatives, which is the method we use to purchase tobacco in most countries, we bear the risk that the tobacco delivered may not meet customer quality and quantity requirements. If the tobacco does not meet such market requirements, we may not be able to meet all of our customers’ orders, which would have an adverse effect on profitability and results of operations. In addition, in many foreign countries, when we purchase tobacco directly from farmers, we provide them with financing. Unless we receive marketable tobacco that meets the quality and quantity specifications of our customers, we bear the risk that we will not be able to fully recover our crop advances or recover them in a reasonable period of time. Although we purchase a portion of our leaf tobacco through public auction, as well as privately-negotiated contract purchases, several countries where auction markets are used today may be moving toward direct purchasing, thus increasing the areas subject to this risk.

Weather and other conditions can affect the marketability of our products.

Tobacco and many other agricultural crops that we buy, such as sunflower seeds and tea, are subject to vagaries of the weather and the environment that can, in some cases, change the quality or size of the crops. If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to manufacturers, which would result in a reduction in revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of products required by our customers. In addition, other items can affect the marketability of tobacco and other agricultural products, including, among other things, the presence of:

•	foreign matter,

•	genetically modified organisms, and

•	excess residues of pesticides, fungicides, and herbicides.

A significant event impacting the condition or quality of a large amount of any of the crops that we buy could make it difficult for us to sell these products or to fill customers’ orders.

A significant slowdown in home improvement or construction markets in the Netherlands could have an adverse effect on our results of operations.

The majority of the customers who purchase lumber and building products from us are located in the Netherlands. Therefore, a significant slowdown in the home improvement or construction market in the Netherlands could reduce demand for these products, which would have an adverse effect on our results of operations.

Regulatory and Governmental Factors

Government efforts to reduce tobacco consumption could have a significant impact on the businesses of our customers, which would, in turn, affect our results of operations.

The U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for our products and services. These activities have included:

•	the U.S. Environmental Protection Agency’s decision to classify environmental tobacco smoke as a “Group A” (known human) carcinogen,

•	restrictions on the use of tobacco products in public places and places of employment,

•	proposals to have the U.S. Food and Drug Administration regulate nicotine as a drug and sharply restrict tobacco product advertising and promotion,

•	proposals to increase the federal, state, and local excise taxes on cigarettes and other tobacco products, and

•	the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products.

Numerous other legislative and regulatory anti-smoking measures have been proposed at the federal, state, and local levels. Excluding the effect of tobacco contained in cigarettes imported into the United States, we estimate that between 12% and 15% of the flue-cured and burley tobaccos that we handle worldwide are ultimately consumed in the United States. Our tobacco sales consist primarily of flue-cured and burley tobaccos, which, along with oriental tobaccos, are the major ingredients in American-blend cigarettes.

A number of foreign governments have also taken or proposed steps to restrict or prohibit tobacco product advertising and promotion, to increase taxes on tobacco products, and to discourage tobacco product consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated and promoted globally under the auspices of the World Health Organization. We cannot predict the extent to which the efforts of governments or non-governmental agencies to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for our products and services and could have a material adverse effect on our results of operations.

Government efforts can have a significant effect on the sourcing of tobacco. If those efforts are successful, we could have difficulty obtaining sufficient tobacco to provide for our customers requirements, which could have an adverse effect on our performance and results of operations.

Various proposals to reform U.S. immigration laws could restrict the number of legal temporary agricultural workers entering the United States to work on tobacco producing farms. In addition, among the regulatory options that are available to the FCTC are the promotion of crop diversification and reduction of tobacco production in countries whose economies depend upon tobacco production. If either of these actions were taken in any significant manner, we could encounter difficulty in sourcing leaf tobacco to fill customer requirements, which could have an adverse effect on our results of operations.

Because we conduct a significant portion of our operations internationally, political uncertainties in certain countries could have an adverse effect on our performance and results of operations.

Our international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include, among other factors, undeveloped or antiquated commercial law and the expropriation or nationalization of assets, may adversely impact our ability to effectively manage our operations in those countries. For example, in the past, we have experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government’s economic policies, and government actions in Zimbabwe have reduced the tobacco crop there, causing us to shift sourcing of tobacco to other countries. We have substantial capital investments in South America and Africa, and the performance of our operations in those regions can materially affect our earnings from tobacco operations. If the political situation in any of the countries where we conduct business were to deteriorate significantly, our ability to recover assets located there could be impaired. To the extent that we do not replace any lost volumes of tobacco with tobacco from other sources, or incur increased costs related to such replacement, our results of operations would suffer.

Changes in tax laws in the countries where we do business may adversely affect our results of operations.

Through our subsidiaries, we are subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect our earnings as can the resolution of various pending and contested tax issues. For example, changes in tax law in the state of Rio Grande do Sul in Brazil, which limit the amount of tax credits generated on interstate sales of tobacco in Brazil increased our cost of doing business in that country in fiscal year 2005. See Note 12 of “Notes to Consolidated Financial Statements” for additional information on this tax.

Financial Factors

Failure of our customers or farmers to repay extensions of credit could materially impact our results of operations.

We extend credit to both farmers and customers. A significant delay in payment or a significant bad debt provision related to amounts due could adversely affect our results of operations. In addition, crop advances to farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, recovery of advances could be delayed until future crops are delivered.

Failure of foreign banks in which our subsidiaries deposit funds or the failure to transfer funds or honor withdrawals may affect our results of operations.

Funds held by our foreign subsidiaries are often deposited in their local banks. Banks in certain foreign jurisdictions may be subject to a higher rate of failure or may not honor withdrawals of deposited funds. In addition, the countries in which these local banks operate may lack sufficient regulatory oversight or suffer from structural weaknesses in the local banking system. Due to uncertainties and risks relating to the political stability of certain foreign governments, these local banks also may be subject to exchange controls and therefore unable to perform transfers of certain currencies. If our ability to gain access to these funds were impaired, it could have a material adverse effect on our results of operations.

We have substantial debt outstanding which may limit our ability to secure future sources of financing.

If we do not reduce debt levels or increase earnings, then our credit ratings could be lowered, which would cause access to debt markets to become more difficult and increase interest rates on new debt. We may find it difficult to secure additional financing on satisfactory terms.

Fluctuations in foreign currency exchange rates and interest rates may affect our results of operations.

Although the international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country, our purchases of tobacco are often made in local currency. We also provide farmer advances that are denominated in the local currency. Currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the timing of the effect of the offset may not occur until a subsequent quarter or fiscal year. As a result, changes in exchange rates can make a particular crop more or less attractive in U.S. dollar terms in the world market, thereby affecting the profitability of such crop and our results of operations. Most of the tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there is no forward foreign exchange market in many of the major countries where we source tobacco, we manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale and by minimizing its net investment in these countries. To the extent that we are not able to continue match funding, or otherwise hedge its exposure, we could have a disproportionate exposure to local currency in which the tobacco was purchased.

Certain of our operations use their local currency as the functional currency. For example, the lumber and building products operations, which are based in the Netherlands, use the euro as their functional currency. In certain tobacco markets that are primarily domestic, we use the local currency as the functional currency. Examples of these domestic markets are Hungary and Poland. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar. See also “Qualitative and Quantitative Disclosure About Market Risk.”

In our tobacco business, customers usually pre-finance purchases or pay market rates of interest for inventory purchased on order. We borrow long-term debt to reduce liquidity issues. Through hedging agreements, we swap the interest rates on our existing fixed-rate debt to floating market interest rates to better match the interest rates that we charge our customers. To the extent we are unable to match these interest rates, a decrease in short-term interest rates could increase our net financing costs.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table lists the Company’s significant properties (greater than 500,000 square feet), all of which are owned by the Company unless noted:

Location	Principal Use	Area
		(Square Feet)
Tobacco segment:
Brazil
Santa Cruz	Factory and storages	2,770,000
Joinville*	Factory and storages	1,075,000
Venancio Aires	Storages	860,000

Canada
Simcoe	Factory and storages	569,000

Malawi
Lilongwe	Factory and storages	673,000

Mozambique
Tete	Factory and storages	762,000

Tanzania
Morogoro	Factory and storages	779,000

United States
Nash County, North Carolina	Factory and storages	1,244,000
Lancaster, Pennsylvania	Factory and storages	636,000

Zimbabwe
Harare	Factory and storages	1,065,000

*	Leased from a third party.

Universal owns the land and building located at 1501 North Hamilton Street in Richmond, Virginia, where it is headquartered. The building contains approximately 83,000 square feet of floor space, which is adequate for the Company’s needs.

Tobacco segment

Universal’s tobacco business involves, among other things, storing green tobacco, processing the green tobacco, and storing processed tobacco. The Company operates processing facilities in major tobacco growing areas. In addition, Universal requires tobacco storage facilities that are in close proximity to the processing facilities. Most of the tobacco storage facilities are owned by the Company, but it leases additional space, as the need arises, and expenses related to such leases are not material. The Company believes that the properties currently utilized in its tobacco operations are maintained in good operating condition and are suitable and adequate for their purposes at the Company’s current volumes. The Company closed its Danville, Virginia, processing facility in fiscal year 2006, and it is now being marketed for sale.

In addition to the Company’s significant properties listed above, Universal owns other processing facilities in the following countries: Hungary, Italy, the Netherlands, the Philippines, Poland, and the United States. In addition, the Company has ownership interests in processing plants in Guatemala and Mexico and has access to processing facilities in other areas, such as Argentina, India, the People’s Republic of China, Spain, Uganda, and Zambia. Socotab L.L.C., a joint venture in which Universal owns a minority interest, owns two oriental tobacco-processing plants in both Turkey and Macedonia and one each in Greece and Bulgaria.

Except for the Lancaster, Pennsylvania facility, the facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. The Lancaster facility and another facility in Virginia, as well as overseas facilities in Brazil, the Dominican Republic, Germany, Indonesia, and Paraguay, process tobacco used in making cigar, pipe, and smokeless products, as well as components of certain “roll-your-own” products.

Agri-products segment

The Company’s agri-products business involves processing and storing of a number of products, including tea, sunflower seeds, and nuts. The Company owns processing facilities for sunflower seeds in the United States, as well as tea blending facilities in the Netherlands and Sri Lanka. The Company leases agri-products trading or processing facilities around the world, including locations in Canada, China, Egypt, Indonesia, Kenya, Malawi, Russia, the United Kingdom, the United States, and Vietnam. The lease expense on these facilities is not material to the Company. None of the Company’s agri-products facilities exceeds 500,000 square feet in floor space.

Lumber and building products segment

The construction supply business unit owns or leases 46 sales outlets and distribution facilities in the Netherlands. Most of these locations are owned by the Company. In the Netherlands, the Company also owns a facility for large-scale sawing, planing, and finger jointing of softwood products, and manufacturing facilities for building components.

The retail supply business unit owns or leases 13 larger scale warehousing and distribution facilities in the Netherlands. Most of these locations are owned by the Company. In the Netherlands, the Company also owns a large production facility which manufactures and distributes a wide range of wood products for the DIY retail sector. The Company leases or owns facilities for the processing and production of garden timbers in Hungary, the Netherlands, and Poland. The Company owns or leases sales offices and distribution facilities in Austria, Belgium, France, Germany, Hungary, Poland, Portugal, Spain, and the United Kingdom.

The lumber and building products business has production plants, warehouses, and distribution centers covering over 6 million square feet, with no one facility in excess of 500,000 square feet.

Item 3. Legal Proceedings

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 (approximately $135,000) on TAES, and a fine of €11.88 million (approximately $14.8 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of approximately $14.9 million in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against the Company’s subsidiaries.

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

The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification that the Commission had imposed fines totaling €30 million (about $36 million) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and facts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeals process. The appeals process is likely to take several years to complete.

U.S. Foreign Corrupt Practices Act

As a result of a posting to the Company’s Ethics Complaint hotline alleging improper activities that involved or related to certain of the Company’s tobacco subsidiaries, the Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. At this time, the payments involved appear to have approximated $1 million over a five-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but the Company believes those activities did not violate U.S. antitrust laws. The Company voluntarily reported these activities to the appropriate U.S. authorities. On June 6, 2006, the Securities and Exchange Commission notified the Company that a formal order of investigation has been issued. The Company has initiated corrective actions, and such actions are continuing.

If the U.S. authorities determine that there have been violations of the Foreign Corrupt Practices Act, or if the U.S. authorities or the authorities in foreign jurisdictions determine there have been violations of other laws, they may seek to impose sanctions on the Company or its subsidiaries that may include injunctive relief, disgorgement, fines, penalties, and modifications to business practices. It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose. It is also not possible to predict how the government’s investigation or any resulting sanctions may impact the Company’s business, financial condition, results of operations, or financial performance, although such sanctions, if imposed, could be material to its results of operations in any quarter. The Company will continue to cooperate with the authorities in these matters.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Equity

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UVV.” The following table sets forth the high and low sales prices per share of the common stock on the NYSE Composite Tape, based upon published financial sources, and the dividends declared on each share of common stock for the quarter indicated.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Cash dividends declared		$0.42	$0.42	$0.43	$0.43
Market price range	High Low	48.03 43.08	47.70 38.83	43.99 36.31	48.21 36.17

2005
Cash dividends declared		$0.39	$0.39	$0.42	$0.42
Market price range	High Low	53.01 46.20	50.14 42.25	49.80 43.31	50.57 45.77

2004
Cash dividends declared		$0.36	$0.39	$0.39	N/A
Market price range	High Low	43.85 41.20	44.28 40.78	52.32 44.41	N/A N/A

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon the future earnings, financial condition, and capital requirements of the Company. Under the terms of the Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), the Company may not declare or pay dividends on its common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid. The Preferred Stock contains provisions that prohibit the payment of cash dividends if certain income and shareholders’ equity levels are not met. Under certain of its credit facilities, the Company must meet financial covenants relating to minimum tangible net worth and maximum levels of long-term debt. If the Company were not in compliance with them, these financial covenants could restrict the Company’s ability to pay dividends. The Company was in compliance with all such covenants at March 31, 2006. At June 1, 2006, there were 1,927 holders of record of the Company’s common stock. See Notes 7 and 10 of Notes to Consolidated Financial Statements for more information on debt covenants and equity securities.

Purchases of Equity Securities

There were no purchases of the Company’s equity securities by the Company or any affiliated purchaser during the three months ended March 31, 2006.

Item 6. Selected Financial Data

	Fiscal Years Ended March 31,		Nine-Month Transition Year Ended March 31, 2004		Fiscal Years Ended June 30,
	2006	2005			2003	2002
	(in thousands except per share data, ratios and number of shareholders)
Summary of Operations
Sales and other operating revenues	$3,511,332	$3,276,057	$2,271,152		$2,636,776	$2,500,078
Net income	$7,940	$96,013	$99,636		$110,594	$106,662
Return on beginning common shareholders’ equity	1.0%	12.6%	16.1	%*	18.8%	19.3%
Net income per common share:
Basic	$0.31	$3.76	$3.97		$4.35	$4.01
Diluted	$0.31	$3.73	$3.94		$4.34	$4.00

Financial Position at Year End
Current ratio	1.92	1.84	2.05		1.67	1.64
Total assets	$2,901,341	$2,885,324	$2,498,408		$2,243,074	$1,844,415
Long-term obligations	$762,201	$838,687	$770,296		$614,994	$435,592
Working capital	$864,792	$819,047	$789,530		$550,716	$431,606
Shareholders’ equity	$964,871	$822,388	$759,833		$620,278	$587,995

General
Ratio of earnings to fixed charges	1.53	3.58	5.38		4.39	3.99
Number of common shareholders	1,951	2,042	2,126		2,267	2,381
Weighted average common shares outstanding:
Basic	25,707	25,553	25,072		25,420	26,579
Diluted	25,957	25,717	25,277		25,499	26,680
Dividends per common share	$1.70	$1.62	$1.14		$1.42	$1.34
Book value per common share	$29.96	$32.04	$29.86		$24.89	$22.42

*	Based on nine-month net income.

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

Significant items included in the operating results in the above table are as follows:

•	Fiscal Year 2006 — $57.5 million in restructuring and impairment charges related to tobacco operations, which reduced net income by $46.3 million, or $1.78 per diluted share. Results also included significantly higher provisions for losses in the tobacco segment on uncollectible farmer advances in several African countries, Brazil, and the Philippines that reduced pretax earnings compared to fiscal year 2005 by $26.2 million, and net income by $14.0 million, or $0.54 per diluted share. In addition, significant market price declines in two commodities handled by the Company’s agri-products segment (almonds and sunflower seeds) resulted in $17.2 million in inventory valuation and purchase commitment losses that reduced net income by $10.9 million, or $0.42 per diluted share. Collectively, these three items reduced pre-tax earnings compared to fiscal year 2005 by $100.9 million and net income by $71.2 million, or $2.74 per diluted share.

•	Fiscal Year 2005 — a $14.9 million charge to recognize fines assessed by the European Commission against two of the Company’s subsidiaries related to tobacco buying practices in Spain. The charge reduced net income by $14.9 million, or $0.58 per diluted share.

•	Fiscal Year 2004 — a $7.6 million charge related to a customer’s rejection of certain shipments of tobacco by a foreign subsidiary. This charge reduced net income by $4.9 million, or $0.19 per diluted share. An additional $3.2 million charge was recorded for the rejection of additional shipments that occurred in the following quarter. Results for that quarter were reported as a direct addition to retained earnings due to the year-end change and elimination of the foreign reporting lag. The total charge related to the customer’s rejection of these shipments was $10.8 million before taxes, or $7.0 million after taxes.

•	Fiscal Year 2003 — restructuring charges of $33 million, a charge of $12 million related to the settlement of a lawsuit, a currency remeasurement gain of $20 million, and asset sale gains of $9 million. These items reduced net income by $10 million, or $0.41 per diluted share.

•	Fiscal Year 2002 –a charge of $10 million related to devaluation of the Argentine currency and costs of $8 million related to the consolidation of U.S. tobacco operations. These items reduced net income by $12 million, or $0.43 per diluted share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, “Business” and Consolidated Financial Statements and the related Notes. For information on risks and uncertainties related to Universal’s business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements, see “Forward-Looking and Cautionary Statements,” and Part I, Item 1A, “Risk Factors.”

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

In the last three years, Universal made significant investments in crop expansion in a number of African countries, including Malawi, Mozambique, and Zambia, to maintain a diverse supply base as flue-cured tobacco volumes continued to decline in Zimbabwe. Currently, there is an oversupply of certain grades of flue-cured tobacco, as supply began to outpace demand after an 18% increase in worldwide flue-cured production by exporting countries (excluding China) in fiscal year 2005. That increase was primarily caused by a very large, lower quality flue-cured crop in Brazil. In fiscal year 2006, Brazil again produced a very large crop that was of poor quality due to adverse weather conditions. Thus, the oversupply of flue-cured tobacco is primarily lower quality leaf. Burley tobacco is also in an oversupply situation due to large crops in Malawi and Brazil in the last two years. During this time, U.S. crop sizes declined as customers continued to shift to more price competitive growths in other countries. Although worldwide production of flue-cured and burley tobaccos declined slightly in fiscal year 2006, markets remained in an oversupply. In fiscal year 2006, the Company successfully started up its new factory in Mozambique, reduced excess capacity in the United States by closing a factory, undertook programs to significantly reduce overhead and to improve cash flow, and began the process of reevaluating the viability of the Company’s growing projects in Africa.

Universal’s tobacco segment performance suffered in fiscal year 2006 as a result of weather problems in several countries, which either reduced crop quality or yield; the weakness of the U.S. dollar against several foreign currencies in which it purchases tobacco, which increased costs; unusually high provisions for losses on farmer advances that arose in part because of crop quality; start-up costs related to the new Mozambique factory; and a decline in sales volumes for blended strips, which were no longer required by its customers. In addition, the Company recorded restructuring and impairment charges related to the closure of its Danville, Virginia, tobacco processing facility and an impairment charge to reduce its investment in its tobacco operations in Zimbabwe to estimated fair value following the deconsolidation of that investment for accounting purposes.

The lumber and building products segment has been weathering a long-term recession in Europe, which showed some signs of improvement during the last quarter of fiscal year 2006. Despite the effects of the recession, the strength of the euro has helped buoy U.S. dollar-translated income. In addition, careful attention to cost control and customer service has helped the overall earnings performance of the lumber and building products group. During the past three fiscal years, the agri-products segment experienced difficult markets for many of its products, especially sunflower seeds, cashews, and almonds. In fiscal year 2006, results were negatively affected by losses on inventory write-downs and purchase commitments in both sunflower seeds and almonds; however, market conditions improved in synthetic rubber, dried fruits, cashews, and other nuts. Absent the losses from market declines in almonds and sunflower seeds, results for this segment would have been much improved from fiscal year 2005.

Heavy demands for capital to diversify and expand tobacco sources, improve U.S. processing capabilities, expand the lumber and building products business, and provide working capital for the agri-products businesses over the last three years have been funded with a combination of revolving credit borrowings, public debt, and preferred stock. The Company has been working to reduce its debt levels and improve cash flow, to reduce capital spending to a level below depreciation, and to reduce working capital investment by reducing crop sizes in some areas. The Company began to see some improvement in fiscal year 2006, as cash provided by operating activities increased by about $150 million and cash used by investing activities decreased by $65 million.

Management will continue its efforts to improve operating results in fiscal year 2007. The Company is working to reduce excess leaf production in Brazil and Africa, and to reduce capital spending and working capital investment. Universal is also reviewing marginal operations, including growing projects, for possible rationalization, and will continue its efforts to control costs. These actions are expected to reduce capital employed and improve cash flow and earnings performance.

CHANGE IN FISCAL YEAR END

In August 2003, Universal’s Board of Directors approved a change in Universal’s fiscal year end from June 30 to March 31. With the change, the fiscal year better matches the crop and operating cycles of the Company’s largest operations. The change also allowed the Company to eliminate a three-month reporting lag previously used for most of its foreign subsidiaries. Fiscal years 2006 and 2005 each cover a twelve-month period ended March 31. Fiscal year 2004 results cover the nine-month transition year from July 1, 2003, through March 31, 2004. However, wherever practicable, the forthcoming discussion will compare the consolidated financial statements for fiscal year 2005 with the recast pro forma financial statements for the twelve months ended March 31, 2004. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company believes that this comparison provides a more meaningful analysis.

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

Throughout this discussion, data for all periods except as of and for the twelve months ended March 31, 2004, are derived from the Company’s consolidated financial statements, which appear in this report. Summary financial information for the twelve months ended March 31, 2004, recast to show historical results without the reporting lag for foreign subsidiaries, is found in Note 15 of “Notes to Consolidated Financial Statements,” which also includes more information on the derivation of the recast financial information.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2006, Compared to the Fiscal Year Ended March 31, 2005

Net income for the fiscal year ended March 31, 2006, was $7.9 million, or $.31 per diluted share, compared to $96 million, or $3.73 per diluted share last year. Restructuring and impairment charges and lower operating income in each of the Company’s business segments negatively impacted results for the fiscal year. The Company recorded $57.5 million ($46.3 million after taxes or $1.78 per diluted share) in restructuring and impairment charges related to the closure of its tobacco processing plant in Danville, Virginia, its overhead reduction program, and its investment in Zimbabwe.

The Company deconsolidated its operations in Zimbabwe as of January 1, 2006, under U.S. accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After deconsolidation, the Company recorded a non-cash charge of $29.2 million to adjust the investment in those operations to estimated fair value. There was no tax benefit associated with this charge. The investment is now accounted for using the cost method and is reported on the balance sheet in investments in unconsolidated affiliates. Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company intends to continue its operations there. In fiscal year 2006, Universal closed its Danville, Virginia, processing plant and incurred a restructuring charge of $26.0 million. Additional charges of $2.3 million were related to other cost reduction initiatives. Revenues were $3.5 billion for the year, compared to $3.3 billion in the prior year.

Tobacco segment results for the year were down by $39.6 million, or about 20%, compared to the prior year due primarily to poor results in South America and Africa. Higher costs due to the relative strength of the Brazilian currency and the poor quality of the crop, caused by adverse weather conditions, combined to reduce operating margins in South America. In Africa, results were impacted by incremental currency remeasurement and exchange losses totaling about $17 million, expenses associated with the factory start-up in Mozambique of approximately $4.2 million, higher overhead costs, and lower margins on burley tobacco sales due to pricing pressures associated with the overhang from the large Malawi burley crop in 2004. In addition, the Company’s flue-cured growing projects in Malawi and Zambia were negatively impacted by low crop yields caused by inadequate rainfall. The Zambian projects also suffered higher labor and operating costs generated by the substantial appreciation of the Zambian currency. However, African results were also impacted by increased volume from Tanzania and from carryover shipments of the Malawi crop from fiscal year 2005. Tobacco segment results for fiscal year 2006 also included incremental provisions of about $26.2 million for uncollectible farmer advances, in several African countries, Brazil, and the Philippines. In addition, sales volumes of blended strips were lower for the year due to a sharp decline in demand for that product.

Although overall tobacco segment operating income was down, results for the U.S. operations were improved. U.S. operations benefited from operating efficiencies, higher sales volumes, and savings from the closing of the Danville plant. Prior year results reflected a charge of $14.9 million for European Commission fines on subsidiaries of the Company related to tobacco buying practices in Spain, which reduced results for that period by $.58 per diluted share. Tobacco revenues increased for the year by about 7% primarily because of carryover shipments of the Malawi crop from fiscal year 2005 and an increase in prices for Brazilian tobacco related to the stronger Brazilian currency.

The Company did not record a charge for the European Commission fine of €30 million (about $36 million) related to green tobacco buying practices in Italy, which was announced in October 2005. The Company and its Italian subsidiary, Deltafina, were jointly assessed the fine after the European Commission revoked Deltafina’s conditional immunity, which had been granted in 2002. Based on consultation with outside counsel, management believes that the terms of the immunity agreement were not breached and that immunity will be restored through the appeal of the decision in the courts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities.

Lumber and building products operations rebounded late in the fiscal year as margins improved, but the annual results for this segment were $6 million lower than last year. The lower results for the year were due to ongoing price pressure from DIY retailers negatively affecting margins in retail supply. The decline in retail supply margins was partly offset by improved results in the construction supply market, which benefited from increased sales volume and higher margins due to good cost control for the year. Revenues in the lumber and building products segment increased by 4% in fiscal year 2006, primarily, because of acquisitions and improved conditions in construction supply markets.

Agri-product results were down $8.1 million for the year due to losses from market price declines in both sunflower seeds and almonds. These charges totaled $17.2 million. The charges in nuts were primarily due to a market price decline in almonds, created by an oversupply from the 2005 California crop. U.S. sunflower seed crop yields were substantially higher than the prior year, which generated a market oversupply and significant price declines. These charges were partially offset by the favorable resolution of a lawsuit related to sunflower seeds during fiscal year 2006. Excluding the losses from market price declines, agri-products results for the year were much higher than last year due to improved market conditions in rubber, cashews, and seeds. Agri-products revenues increased for the year due to higher synthetic rubber sales and increased volumes in dried fruits and nuts.

Selling, general, and administrative expenses increased at a faster rate than revenues because currency losses and charges for uncollectible supplier advances are included in that line item. Lower incentive compensation accruals, lower executive benefit costs, and a currency gain on a foreign withholding tax refund generated a reduction in corporate costs of $6.4 million. Interest expense was substantially higher for the year due to increased borrowing levels and higher short-term interest rates.

The following table summarizes some of the major factors for fiscal year 2006 compared to fiscal year 2005.

(In millions, except per share amounts)
Tobacco segment
Higher provisions for losses on farmer advances	$26.2
Incremental African currency remeasurement and exchange losses	17.0
Mozambique factory start-up costs	4.2
European Commission fines in the prior year	(14.9)

Net decrease in tobacco segment earnings	32.5

Agri-products segment
Losses from market declines in almonds and sunflower seeds	17.2
Favorable resolution of lawsuit	(4.0)

Net decrease in agri-products earnings	13.2

Other
Restructuring and impairment charges	57.5
Reduction in corporate overhead	(6.4)

Decrease in operating income	96.8

Increase in interest expense	23.0

Decrease in income before income taxes and other items	119.8

Decrease in net income	79.3

Decrease in diluted earnings per share	$3.05

The consolidated effective income tax rate for the current fiscal year was 90% compared to 41% for the prior year. There was no tax benefit associated with the impairment charge to reduce the Company’s investment in Zimbabwe, which significantly increased the effective income tax rate for the year. In addition, the Company’s effective tax rate remains above the statutory U.S. rate due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate, and local tax expense recorded by a foreign subsidiary with a U.S. dollar loss for the current fiscal year.

Fiscal Year Ended March 31, 2005, Compared to Recast Twelve Months Ended March 31, 2004

	Sales and Other Operating Revenues		Operating Income
	Fiscal Year Ended March 31, 2005	Twelve Months Ended March 31, 2004	Fiscal Year Ended March 31, 2005	Twelve Months Ended March 31, 2004
		Recast		Recast
Tobacco	$1,672,938	$1,642,766	$195,517	$190,395
Lumber and building products	845,922	729,573	45,744	29,577
Agri-products	757,197	515,306	12,789	10,783

Total segments	3,276,057	2,887,645	254,050	230,755
Corporate expenses			(29,845)	(24,005)
Equity in pretax earnings of unconsolidated affiliates			(15,649)	(11,006)
Restructuring costs				(5,724)

Consolidated total	$3,276,057	$2,887,645	$208,556	$190,020

Net income for the fiscal year that ended on March 31, 2005, was $96 million, or $3.73 per diluted share, compared to $95.8 million, or $3.80 per diluted share, for the twelve months ended March 31, 2004, which was recast for the effect of the year-end change and elimination of the foreign reporting lag in fiscal year 2004. The results for fiscal year 2005 reflected a second-quarter charge of $14.9 million for announced EU fines on the Company’s subsidiaries due to their tobacco buying practices in Spain. As the fines are not tax deductible, the charge reduced net income for fiscal year 2005 by $14.9 million, or $0.58 per diluted share. Results for the recast twelve months ended March 31, 2004, included $12 million for the settlement of the DeLoach lawsuit in May 2003, $5.7 million in charges for rationalizing U.S. operations, and $10.8 million in charges for rejected tobacco. Those charges totaled $18.4 million after taxes, or $0.73 per diluted share. Revenues were $3.3 billion for fiscal year 2005 compared to $2.9 billion for the recast prior year. Recast amounts for the twelve months ended March 31, 2004, are presented in the table above and in Note 15 of Notes to the Consolidated Financial Statements, and the following discussion addresses recast figures for fiscal year 2004 unless otherwise noted.

Tobacco segment results improved by about 3% for fiscal year 2005 to $195.5 million. The results for fiscal year 2005 include a charge of $14.9 million for the EU fines, and the prior year’s recast results included the $12 million DeLoach lawsuit settlement. The positive comparisons caused by the prior year’s $10.8 million charge associated with customer-rejected tobacco, coupled with higher tobacco shipments in fiscal year 2005 from Africa and Brazil and earlier shipments of current crop oriental tobaccos, were partially offset by the effects of the changing monetary system in Zimbabwe and lower volumes from Europe. Changes in the monetary system in Zimbabwe in January 2004 created volatility in the Company’s results due to remeasurement of local currency earnings. As a result, the Company was unable to offset inflationary cost increases with interest on local deposits or gains on conversion of U.S. dollars into local currency, despite net benefits of about $7 million in fiscal year 2005, and this negatively impacted fiscal year 2005 comparisons. These currency- and fiscal policy-related items reduced fiscal year 2005 earnings by about $11 million. In addition, in fiscal year 2005, the Company recognized a $10.1 million allowance for the estimated loss on realization of certain value-added tax credits in Brazil due to changes in local laws. See Note 12 of “Notes to Consolidated Financial Statements” for additional information on tax changes. That charge, however, was partially offset by net currency remeasurement gains of $4 million and a $3.5 million recovery of other value-added taxes there. The improvement in tobacco results during fiscal 2005 occurred in the fourth quarter as the majority of the shipments that had been delayed from earlier quarters were completed, and tobacco provided most of the increase in earnings for the quarter. Tobacco revenues increased by about $30 million for the year because of increases from shipments of larger crops in Brazil and higher shipments from Africa, which were largely offset by lower volumes from Europe.

Results for the Company’s lumber and building products segment increased by $16 million, or 55%, in fiscal year 2005. Results reflected the benefits of slightly increased volume in construction supply markets and cost control in both construction and retail supply markets, which remained extremely competitive. In addition, about half of the earnings increase arose from a 6.4% appreciation of the euro, results from small acquisitions, pension adjustments, and gains from sales of real estate along with the prior year’s divestiture of a small Belgian operation. Revenues for this segment increased by $116 million, nearly half of which was due to the strength of the euro.

Higher volumes in the tea and rubber businesses were largely responsible for the $2 million improvement in the Company’s agri-products segment. However, results for nuts and dried fruits were impacted by adverse conditions in cashew markets where suppliers defaulted on some contracted deliveries. Results for seeds were affected by a claim of a sunflower seed grower. Nearly 36% of the $242 million increase in revenue in the segment for fiscal year 2005 arose from the acquisition of a controlling interest in a small company that trades nuts and dried fruits. Including this business, nuts and dried fruits represented about half of the growth in agri-products revenues; however, results were limited by market conditions.

Selling, general, and administrative expenses increased at a faster rate than revenues, in part because of additional costs of complying with the internal control requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), which increased external consulting and audit costs by about $5 million during fiscal year 2005. In addition, higher legal fees were required to respond to the European Union’s actions regarding the Company’s European tobacco buying practices. The $10.1 million provision for value-added tax credits in Brazil was also included in this account, as was the $3.5 million of Brazilian VAT refunds. Interest expense increased compared to the prior year primarily due to higher debt balances and, to a lesser extent, increasing interest rates.

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

Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“Statement No. 151”). Statement No. 151 amends Accounting Research Bulletin No. 43 (“ARB No. 43”) to clarify that abnormal amounts of production-related costs, such as idle facility expense, freight, handling costs, and wasted materials, should be recognized as current-period charges rather than being recorded as inventory cost. Statement No. 151 also requires that allocation of fixed production overhead to inventory cost be based on the normal capacity of a company’s production facilities. Statement No. 151 will be effective for Universal in fiscal year 2007. The Company does not expect the impact of Statement No. 151 to be material to its financial statements.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, titled “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R requires that share-based payments, such as grants of stock options, restricted shares, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. The earlier guidance that Statement No. 123R replaced allowed companies the alternative of recognizing expense for share-based payments in their financial statements or disclosing the pro forma effect of those payments in the notes to the financial statements. Universal periodically issues share-based payments to employees under its compensation programs and has elected to make pro forma disclosures under the current accounting guidance. The Company is required to adopt Statement No. 123R as of April 1, 2006, which is the beginning of fiscal year 2007, and will recognize expense over the service period for the fair value of all grants issued after March 31, 2006, as well as expense attributable to the remaining service period for all prior grants that have not fully vested by that date. Since vesting of share-based payments is normally accelerated at the date a grantee retires, the requisite service period under Statement No. 123R does not extend beyond the earliest date the grantee is eligible to retire. As a result, after the Statement is adopted, the fair value of the grants will be recognized as expense over the shorter of the stated vesting period or the period to the date of retirement eligibility. This will result in immediate recognition of the fair value of grants to any employees who are already eligible for retirement and create less uniformity in expense from period to period. The Company currently attributes service for expense recognition over the shorter of the required service period or the period to the employee’s mandatory retirement date, with recognition being accelerated if an employee elects to retire early. At the anticipated level of future share-based grants, the Company does not expect the effect on annual net income from the adoption of Statement No. 123R to be materially different from the stock-based compensation cost under the fair value method for fiscal year 2006 reported in the disclosures in Note 1 in the “Notes to Consolidated Financial Statements.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

Universal’s liquidity and capital resource requirements are predominantly short term in nature and primarily relate to working capital required for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit Universal to predict its general level of cash requirements. The marketing of the crop in each geographic area is heavily influenced by weather conditions and follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. Despite a predominance of short-term needs, the Company maintains a relatively large portion of its total debt as long-term to reduce liquidity risk. During the year, Universal reduced the level of investment in working capital and capital spending to improve cash flow and also issued preferred stock to improve its balance sheet structure.

Working Capital

Working capital at March 31, 2006, was $865 million, up $46 million from March 31, 2005, primarily due to a decrease in current liabilities. Universal reduced “Notes payable and overdrafts” with $193.5 million in proceeds of convertible preferred stock issued in March 2006. Earlier, the Company had repaid $123.4 million in maturing long-term debt, which increased “Notes payable and overdrafts.” Working capital also increased because of somewhat higher needs in Brazil due to crop timing and currency changes. As of March 31, 2006, Brazilian farmers had delivered a higher portion of the tobacco crops to be sold in the next fiscal year than they had delivered in the previous fiscal year, and the local Brazilian currency had strengthened against the U.S. dollar by 19%. At March 31, 2006, tobacco inventories in Brazil were up $56 million, partially offset by a $50 million decline in advances to suppliers, which primarily reflected a reduction of Brazilian farmer advances. Increases in customer advances and deposits reduced working capital by $50 million. The level of customer advances can vary from year to year as customers review their circumstances. Accordingly, the Company considers such advances as borrowings when it reviews its balance sheet structure. Africa also experienced a more normal shipping schedule in fiscal year 2006, which was the primary factor in the $29 million decrease in accounts receivable. The Company’s uncommitted tobacco inventories increased to approximately $112 million, or about 17% of tobacco inventory, compared to $92 million at March 31, 2005, which represented 15% of tobacco inventory. Higher prices in Brazil along with purchases from the burley growers stabilization cooperative at the end of the U.S. farm program in the United States increased the level of uncommitted stocks held by the Company. Management does not consider these levels excessive.

Capital Spending

The Company’s capital expenditures are generally limited to those that add value for the customer, replace or maintain equipment, increase efficiency, or position the Company for future growth. Universal’s capital expenditures were approximately $74 million in fiscal year 2006, $106 million in fiscal year 2005, and $63.2 million in the nine months ended March 31, 2004, before considering the capital expenditures totaling $19.5 million by foreign subsidiaries in the three months ended March 31, 2004. The latter capital expenditures do not appear on the face of the cash flow statement due to a reporting lag that was eliminated when the Company changed its year end reporting date. In fiscal years 2006 and 2005, a significant portion of the capital spending was related to the construction of a new factory in Mozambique, which cost about $48 million. That factory was completed in fiscal year 2006 and started operations in late summer 2005. Approximately $14 million of the capital expenditures in the nine months ended March 31, 2004, related to the completion of a major investment in leaf processing in the United States. The Company plans to reduce capital spending to a level below depreciation. Management does not foresee that major investments in tobacco processing facilities will be necessary in the near term.

Outstanding Debt and Other Financing Arrangements

Universal’s total debt decreased by about $172 million during fiscal year 2006, and its total debt as a percentage of total capitalization (including total debt, deferred taxes, minority interests, and shareholders’ equity) decreased to approximately 54% from 61% at March 31, 2005, and 56% at March 31, 2004. The decrease in the percentage reflects the Company’s issuance of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), which increased shareholders’ equity by $194 million. Proceeds from the Preferred Stock offering were used to repay $169 million of debt outstanding under the Company’s revolving credit facility and $25 million of other short-term notes payable. The annual dividend on each share of Preferred Stock will be 6.75% per annum of the liquidation preference and will be payable quarterly, when, as and if declared by the Company’s board of directors. Dividends on the Preferred Stock are not cumulative, and the Company may not declare or pay dividends on its common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid. The Preferred Stock contains provisions that prohibit the payment of cash dividends in some cases. Each share of Preferred Stock will be convertible at any time at the option of the holder at a conversion rate which is currently approximately 21.4 shares of Universal common stock. The conversion rate is subject to customary adjustments in certain circumstances. Subsequent to the balance sheet date, additional shares were issued under a 30-day option held by the underwriters. That issuance increased shareholders’ equity by an additional $19.4 million. The proceeds were used to repay short-term notes payable. Total long-term obligations, including current maturities, decreased by $191 million to $771 million while notes payable increased by $19 million to $449 million. The Company classified $200 million of borrowings supported by its revolving credit facility as long-term debt on its March 31, 2005, balance sheet because of the issuance, subsequent to fiscal year end 2005, of a $200 million three-year note in a private placement transaction to refinance those borrowings. The note, which was issued in fiscal year 2006, bears interest at LIBOR plus 1.25% and is callable by the Company, beginning in May 2006.

In December 2005, the Company filed a new, undenominated shelf registration with the Securities and Exchange Commission. The Company expects to use the proceeds from any sales of securities issued under this shelf registration for general corporate purposes, which may include the repayment of indebtedness, capital expenditures, acquisitions, and funding of working capital needs.

Bank Facilities

As of March 31, 2006, Universal had approximately $1 billion in uncommitted lines of credit, of which approximately $625 million were unused and available to support seasonal working capital needs. The Company also has a five-year committed revolving credit facility totaling $500 million. The facility will mature on January 7, 2010. As of March 31, 2006, the Company had $80 million outstanding under the revolving credit facility. The Company provides for short-term needs through bilateral bank lines and its revolving credit facility. Under the terms of its bank agreements, the Company must maintain certain levels of tangible net worth and observe restrictions on debt levels. The Company was in compliance with all such covenants at March 31, 2006.

In February 2006, the Company determined that the restructuring and impairment charges for the closure of the Danville, Virginia facility, combined with lower than expected operating results for the quarter ended December 31, 2005, and a decrease in committed tobacco inventories caused by shipments during that quarter, caused a covenant breach under its revolving credit agreement and two secured term loans. Waivers of the covenant violation were received from a sufficient number of the banks participating in the revolving credit facility, and no event of default occurred under the agreement. The Company decided to repay $69 million outstanding under the secured term loans on February 7, 2006, to avoid additional costs to amend the term loans and to release the liens from the Danville, Virginia, facility, which had been pledged as security on one of the loans. No covenants were breached in any of the Company’s other debt obligations. The Company completed an amendment of its revolving credit facility on March 27, 2006. The amendment revised the definition of consolidated EBITDA, which in part allows the Company to exclude certain restructuring and impairment charges from the calculations related to the covenant on maximum consolidated average total indebtedness. The maximum ratio allowed under this financial covenant was also increased. The Company must also maintain a higher level of consolidated tangible net worth. All other material terms of the revolving credit facility remained unchanged.

Credit Ratings

In March 2006, Moody’s Investors Service (“Moody’s”) downgraded the Company’s long-term credit ratings from Baa3 to Ba1 and short-term credit ratings from P-3 to NR. The ratings remained under review for possible downgrade. Standard & Poor’s reduced the Company’s long-term credit rating from BBB+ to BBB- with a negative outlook in February 2006. The rating downgrades have increased the Company’s borrowing costs. Management communicates regularly with the rating agencies. Since the Company’s credit ratings were lowered below investment grade by Moody’s, the Company has experienced increased short-term interest costs and more restricted access to capital markets, as it left the commercial paper markets. However, the increase in short-term borrowing costs since March 31, 2005, is related to the 200 basis-point increase in market rates for U.S. dollar borrowings of 30 days or less. Universal has mitigated the rate increase where possible by substituting lower cost bank lines.

Derivatives

From time to time, the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2006, the Company had outstanding interest rate swap agreements on $50 million notional amount of long-term debt. These agreements effectively adjust interest rates from fixed to floating and are accounted for as fair value hedges.

Near the end of fiscal year 2004, Universal entered a foreign currency swap with a third party to mitigate its exposure to changes in exchange rates related to a foreign currency-denominated receivable from a subsidiary. The swap converts a fixed-rate, foreign currency-denominated receivable to a fixed rate receivable denominated in U.S. dollars. It is accounted for as a cash flow hedge, and its notional amount was approximately 97.5 million euros ($118 million) at March 31, 2006.

Pension Funding

Funds supporting the Company’s ERISA-regulated domestic defined benefit pension plans increased by $5 million to $143 million because of positive performance of the investment portfolio during the year ended December 31, 2005, the measurement date for the plan. As of April 30, 2006, the market value of the fund was about $149 million, compared to the accumulated benefit obligation (“ABO”) of $163 million and the projected benefit obligation (“PBO”) of $188 million. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 9 of “Notes to Consolidated Financial Statements.” The Company plans to contribute approximately $4.4 million to the domestic pension fund during the next year, which is more than the contribution required by ERISA. It is the Company’s policy to monitor the performance of the funds and to review the adequacy of its funding and its contributions to those funds. The fund is managed for long-term returns, and in May 2005, the Company elected to change its asset allocation slightly as a result of a study of the plan’s liabilities and the returns required to meet them. As of March 31, 2006, the target fund allocation is as follows: 55% to domestic equity securities, 15% to international equity securities, and 30% to fixed income securities.

Cash Flow

The Company recorded several charges during fiscal year 2006, most of which were non-cash. Of the $57.5 million in restructuring and impairment charges, about $50 million represented non-cash charges. In addition, approximately $43 million of the provisions related to farmer advances and losses related to agri-product market price declines were non-cash. Thus, despite the reduction in net income of nearly $90 million for the year, net cash provided by operating activities increased by about $150 million, primarily because of a lower investment in working capital. Net cash used in investing activities was about $65 million lower than in fiscal year 2005. The reduction was caused by the decrease in capital spending as well as the sale of corporate-owned life insurance policies of approximately $20 million during the year. Net cash provided by financing activities was about $15 million, which represented a decline of about $218 million from fiscal year 2005, because substantially more of the Company’s cash requirements in fiscal year 2006 were provided by operating cash flow.

Contractual Obligations

The Company’s contractual obligations as of March 31, 2006, were as follows:

(in millions of dollars)	Total	2007	2008-2009	2010-2011	Thereafter
Notes payable and long-term debt[1]	$1,415.8	$522.2	$428.9	$130.3	$334.5
Operating lease obligations	65.3	18.9	23.9	13.6	8.9
Inventory purchase obligations:
Tobacco	683.8	517.0	96.3	55.1	15.3
Lumber	95.1	95.1	—	—	—
Agri-products	158.4	154.8	3.6	—	—
Agricultural materials	7.8	7.8	—	—	—
Capital expenditure obligations	4.1	4.1	—	—	—
Other purchase obligations	4.5	4.5	—	—	—

Total	$2,434.8	$1,324.4	$552.7	$199.0	$358.7

[1]	Includes interest payments. Interest payments on $698.6 million of variable rate debt are estimated on the basis of March 31, 2006 rates.

In addition to principal and interest payments on notes payable and long-term debt, the Company’s contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield and prices will depend on the quality of the tobacco delivered. More than half of the Company’s crop year contracts to purchase tobacco are with farmers in Brazil. Tobacco purchase obligations have been partially funded by advances to farmers, which totaled approximately $121 million as of March 31, 2006. Commitments to purchase agri-products inventories are frequently matched to forward sales contracts with customers.

Management believes that its financial resources are adequate to support its capital needs. Those resources include cash from operations, cash balances, the potential to issue debt to the public under its shelf registration statement, and committed and uncommitted bank lines. Any excess cash flow from operations after dividends, capital expenditures, and any necessary debt reduction will be available to fund expansion, purchase the Company’s stock, or otherwise enhance shareholder value.

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

Inventories

Inventories of tobacco and most agri-products are valued at the lower of cost or market with cost determined under the specific cost method. In the tobacco and agri-product businesses, raw materials are clearly identified at the time of purchase. The Company tracks the costs associated with raw materials in the final product lots, and maintains this identification through the time of sale. The Company also capitalizes direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. Lumber and building products inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out method. The Company writes down inventory for changes in market value based upon assumptions related to future demand and market conditions. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write downs. The Company experiences inventory write downs routinely. Inventory write downs in fiscal years 2006 and 2005, and the transition year ended March 31, 2004, were $14.7 million, $6.7 million, and $7.7 million, respectively.

Advances to Suppliers and Guarantees of Bank Loans to Suppliers

The Company provides agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies in its tobacco segment. These advances are short term in nature and are customarily repaid upon delivery of tobacco to the Company. Primarily in Brazil and certain African countries, the Company has also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In Brazil, the Company also guarantees both short-term and long-term loans made to farmers for the same purposes. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In that case, the Company may extend repayment of the advances into the following crop year or satisfy the guarantee by acquiring the loan from the bank. In either situation, the Company will incur losses whenever it is unable to recover the full amount of the loans and advances. At each reporting period, management must make estimates and assumptions in determining the valuation allowance for advances to farmers and the liability to accrue for its obligations under bank loan guarantees.

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

Income Taxes

The Company’s effective tax rate is based on its expected income, statutory tax rates, and tax planning opportunities in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and evaluating the tax position of the Company. The effective tax rate is applied to quarterly operating results. The Company, through its subsidiaries, is subject to the tax laws of many jurisdictions, and could be subject to a tax audit in each of these jurisdictions, which could result in adjustments to tax expense in future periods. In the event that there is a significant, unusual, or one-time item recognized in the Company’s results, the tax attributed to that item would be recorded at the same time as the item. For example, in fiscal year 2005, the Company recorded a charge for certain fines imposed by the European Commission that will not be deductible for income tax purposes in the related countries where assessed. No tax benefit was recognized on this charge, which increased the consolidated tax rate. In fiscal year 2006, a similar situation arose when the Company recognized an impairment charge on its investment in Zimbabwe, which did not provide a deduction for income tax purposes.

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

Pension Plans and Postretirement Benefits

The measurement of the Company’s pension and postretirement obligations and costs are dependent on a variety of assumptions used by the Company’s actuaries. These assumptions include estimating the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions made by the Company may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets. The significant assumptions used in the calculation of pension and postretirement obligations are:

•	Discount rate – The discount rate is based on investment yields available at the measurement date on corporate long-term bonds rated AA.

•	Salary growth – The salary growth assumption is a factor of the Company’s long-term actual experience, the near-term outlook, and assumed inflation.

•	Expected return on plan assets – The expected return reflects asset allocations and investment strategy.

•	Retirement and mortality rates – Retirement rates are based on actual plan experience along with the Company’s near-term outlook. Early retirement assumptions are based on actual Company experience. Mortality rates are based on standard group annuity (RP-2000) mortality tables.

•	Health care cost trends – For postretirement medical plan obligations and costs, the Company makes assumptions on future increases in medical costs. These assumptions are based on the actual experience of the Company along with third-party forecasts of long-term medical cost trends.

The effect of actual results differing from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense in such future periods.

Sensitivity Analysis. The effect of the indicated decrease or increase in the selected assumptions is shown below, assuming no change in benefit levels:

(in thousands of dollars)	Effect on 2006 Projected Benefit Obligation Increase (Decrease)	Effect on Annual Expense Increase (Decrease)
Change in Assumption (Pension Plans)
1% increase in discount rate	$(45,647)	$(3,932)
1% decrease in discount rate	48,036	4,686

1% increase in salary scale	10,366	3,148
1% decrease in salary scale	(16,292)	(2,908)

1% increase in rate of return on assets	N/A	(2,727)
1% decrease in rate of return on assets	N/A	2,728

Change in Assumption (Other Postretirement Benefits)
1% increase in discount rate	(5,874)	(461)
1% decrease in discount rate	7,012	539

1% increase in medical inflation	2,767	199
1% decrease in medical inflation	(2,395)	—

See Note 9 of “Notes to Consolidated Financial Statements” for additional information on pension and postretirement benefit plans.

Other Estimates and Assumptions

Other management estimates and assumptions are routinely required in preparing the Company’s financial statements, including the determination of valuation allowances on accounts receivable, value-added tax credits in Brazil, and the determination of the fair value of the investment in Zimbabwe operations. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on management’s best judgment.

OTHER INFORMATION REGARDING TRENDS

AND MANAGEMENT’S ACTIONS

The Company’s financial performance depends on its ability to maintain efficient operations and to secure the tobacco volumes desired by its customers. After an 18% increase in worldwide flue-cured production by exporting countries (excluding China) in fiscal year 2005, fiscal year 2006 saw a modest decline of about 1% to 1.77 billion kilos. Flue-cured production is forecast to decline by another 5.5% in fiscal year 2007 despite an increase in production in the United States as production in Brazil and Zimbabwe is reduced. Although it is slightly smaller, Brazil’s flue-cured crop appears to be of average quality after two years of lower quality crops due to weather conditions. Despite the decline in volume that is forecast in fiscal year 2007, the world flue-cured tobacco market is expected to remain in oversupply with uncommitted inventories increasing. In fiscal year 2007, the Company will continue its evaluation of the viability of its African flue-cured growing projects. Burley crops in exporting countries (excluding China) increased by 17% in fiscal year 2005, but declined by 11% in fiscal year 2006, bringing the two-year increase to about 4%. Production is forecast to remain at about 666 million kilos in fiscal year 2007, and uncommitted inventories of burley tobaccos are expected to increase. However, recently farmers in Malawi have protested auction pricing levels. Any disruption in the marketing of the crop in Malawi would have a significant impact on world supply of burley tobacco and on the financial results for the Company.

Economic conditions in Europe that affect the Company’s lumber operations remain difficult, but the construction supply market has experienced a rebound in recent months. In agri-products, management has taken steps to avoid the situations that caused the large inventory write downs in fiscal year 2006.

The Company expects that near term demand for leaf tobacco will be flat or declining slightly primarily due to the flattening trend in world cigarette consumption and improved leaf utilization by cigarette manufacturers. The improvements in leaf utilization by manufacturers along with a possible shift to smokeless products may mean that demand for leaf tobacco has peaked and will not grow with any growth in consumption. On a year-to-year basis, the Company is susceptible to fluctuations in leaf supply due to crop size and leaf demand as manufacturers adjust inventories or respond to changes in the cigarette market.

The Company estimates that industry worldwide uncommitted flue-cured and burley inventories totaled about 144 million kilos, excluding inventories of Asian government-owned monopolies, at March 31, 2006, compared to 230 million kilos at March 31, 2005. At March 31, 2005, about 99 million kilos represented U.S. tobaccos held by the Commodity Credit Corporation for sale to the industry or by the U.S. farmers’ stabilization cooperatives. That tobacco was sold during the year and is the primary reason for the 37% decline in uncommitted inventories since March 2005. With the large crops continuing in fiscal year 2007, it is likely that industry inventories of uncommitted stocks will increase in the coming year.

Although cigar consumption continues to grow in the United States, consumption within the main European Union markets has remained flat. Supplies of filler and binder tobaccos, which until last year had been in surplus due to overproduction in certain countries, are generally in balance with demand. The market for cigar wrapper continues to be firm. Within the smokeless segment of the dark tobacco business, consumption of loose-leaf chewing tobacco continues to decline by between 5% and 8% annually, while the consumption of moist snuff products has been growing at about 6% per year. Management believes that there is an adequate supply of suitable dark tobacco in the world market to meet the demand of the manufacturers of smokeless tobacco products.

The high price of U.S. leaf relative to the world market has limited exports, which, combined with declining purchases by U.S. manufacturers, have led to a decline in the amount of tobacco produced in the United States. That decline led to excess processing capacity in the United States, and the Company announced in December 2005 that it had closed its Danville, Virginia factory and consolidated all U.S. flue-cured and burley processing into its Nash County, North Carolina facility.

Because the shortfall from the decline in Zimbabwe tobacco purchased at auction has been replaced with crops from areas where the Company contracts with and provides financing to farmers, the Company faces increased financing and inventory risk. Efforts to expand sources of African tobacco have required investments in working capital and operating facilities. Should tobacco production fail to fully develop in areas where the Company is making these investments, tobacco volumes and prices may not be sufficient for the Company to operate at a satisfactory return in those areas. The Company continues to evaluate the viability of those projects.

The Company’s debt levels increased over the last several fiscal years as a result of its investment in expansion of tobacco sources and factories, expansion of its agri-products and lumber and building products businesses, and the weak U.S. dollar. In March 2006, Moody’s Investor Service reduced the ratings on Universal’s senior long-term debt from Baa3 to Ba1 and short-term credit ratings from P-3 to NR. The ratings remain under review for possible further downgrade. Standard & Poor’s reduced the Company’s long-term credit ratings from BBB+ to BBB- with a negative outlook in February 2006. The Company issued $200 million of convertible perpetual preferred stock in March 2006 to provide additional liquidity and to strengthen its balance sheet, and net cash provided by operations improved by about $150 million in fiscal year 2006 on a much lower investment in working capital. Management expects the trend of increasing debt to continue to reverse as investments in its businesses are completed and crop sizes in Brazil and Africa decrease. However, the weakness of the U.S. dollar may continue to adversely affect debt balances.

The European Union (“E.U.”) has taken action toward modifying the system of granting subsidies to tobacco farmers. The E.U. subsidy makes up well over half of the revenue that a European farmer receives on a tobacco crop. Beginning with the 2006 crop, which will affect Universal in fiscal year 2008, and through the 2009 crop, 40% of the subsidy has been “decoupled” from production. The “decoupling” essentially means that a farmer can receive the subsidy granted even if the farmer does not plant tobacco, so long as he keeps the land associated with that subsidy in good agricultural and environmental conditions. The 60% remaining portion of the subsidy shall remain subject to actual production of tobacco. This means, in practical terms, that the total aid to tobacco farmers remains unchanged for those who continue; however, the incentive to grow tobacco does change and some growers could decide to discontinue production. In the subsidy system applicable to the interim period (crops 2006-2009) the E.U. tobacco budget allocated to each producing country for payment of the “coupled” portion shall remain unchanged, even if total production drops within certain limits. The farmers who continue to produce tobacco in countries where tobacco production declines during the interim period will receive a larger portion of the “coupled” subsidy than they would have if the E.U. budget had not been fixed for the interim period.

Individual member states can increase the decoupled portion of the subsidy up to 100%. Three of the main tobacco producing countries where the Company operates, directly or indirectly, Italy, Spain and France, have decided not to decouple more than the minimum 40% of the subsidy. The 2006 crop contracts between farmers and processors indicate a reduction of total tobacco production of between 10% and 20%, mostly in the less desirable varieties and production areas. Because of the fixed budget allocated to tobacco “coupled” subsidy, this reduction shall result in an increase of the per unit subsidy available to those farmers who have decided to continue producing tobacco. In Greece, where the Company’s joint venture, Socotab L.L.C., has oriental tobacco operations, the government opted to decouple 100% of the subsidy from the growing of tobacco. The Company expects some reduction in crop volumes as a result of the decoupling, but it is too early to determine the impact on the operations of the joint venture.

The Company has operations in two countries, Poland and Hungary, who joined the E.U. on May 1, 2004. In those countries, the new subsidy system will not be implemented before the 2009 crop, and in the meantime, tobacco farmers will receive subsidies mainly financed by the domestic budget. During fiscal year 2005, customers located in Hungary significantly reduced their purchases of Hungarian leaf, and the Hungarian Government introduced new, more restrictive rules for the distribution of domestically financed subsidies, that were less favorable to the continuation of tobacco production. Both negative factors have been corrected in recent months.

Unless the subsidy system in place for the four crop years 2006 through 2009 is extended to 2013, the decoupled portion would increase to 50%, while the remaining 50% would be used to finance restructuring activities in the tobacco regions. The decline in production will accelerate after the expiration of the interim period with the 2010 crop, unless action is taken to extend the system through year 2013 or alternative funds are made available at the national level. Management believes that in the interim period, the major influence on the farmers’ decisions to produce tobacco will be the level of commercial prices for green tobaccos. Higher farm income will depend on leaf quality and on cost reduction. In addition, confirmed support from European tobacco product manufacturers will be crucial to the long-term viability of tobacco production in Europe.

Management believes that if farmer prices do not increase or, alternatively, if the member states do not choose to implement subsidies for tobacco production, the volume of tobacco produced in Europe will decline over time. In this case, the Company’s results of operations could be negatively affected. The recorded value of the Company’s equity in net fixed assets that could be affected by these changes was approximately $25 million at March 31, 2006. In addition, unrealized currency losses for tobacco operations there were $11.6 million, net of taxes, $10.0 million of which relates to Hungary.

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

Additional attention by manufacturers to certain quality considerations and to social responsibility programs has increased Universal’s costs. For example, the Company has established worldwide farm programs to ensure that non-tobacco related materials are kept out of the green tobacco delivered to the factories, which is an ongoing cost. In addition, Universal has established programs for good agricultural practices and has been active in social responsibility endeavors in many of the third world countries in which it does business.

World markets for all of the products that the Company handles are extremely competitive. Management is continuing to focus on cost reductions and efficiency improvements. In fiscal year 2006, management completed a program that will eliminate $9 million in tobacco and corporate overhead costs, some of which occurred in fiscal year 2006.

Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on sales of tobacco products, particularly in the United States. Also a number of foreign governments have taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Convention on Tobacco Control, which was negotiated under the auspices of the World Health Organization. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. The Company cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of its primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for the Company’s products and services and could have a material adverse effect on its results of operations.

Recent indicators show that the Dutch economy may have begun to improve. According to the Dutch Statistics Bureau and Eurostat, unemployment rates have begun to fall, retail sales have risen, and business confidence is higher. The Dutch economy expanded by almost 3% in the first calendar quarter of 2006. The Company’s construction supply business has improved. Continuing economic growth could provide an opportunity for volume and margin expansion. Conversely, a return to economic recession in the Netherlands would negatively affect sales volumes and margins. Any weakness of the U.S. dollar in relation to the euro benefits the Company’s lumber and building products operations, for which the euro is the functional currency.

In March 2006, the Company announced that as part of its strategy for enhancing shareholder value, it routinely evaluates alternatives, including acquisitions, divestitures, and strategic alliances, in each of its business units. Universal is in discussions regarding an offer for a substantial portion of its non-tobacco business. However, there can be no assurance that these discussions will result in a transaction.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

After inventory is purchased, interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

The Company’s tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable rate debt. If Universal were to fund its committed tobacco inventory with fixed-rate debt, the Company might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of

March 31, 2006, tobacco inventory of $667 million included $555 million in inventory that was committed for sale to customers and $112 million that was not committed. Committed inventory, after deducting about $99 million in customer deposits, represents the Company’s net exposure of about $456 million. Universal maintains a substantial portion of its debt at variable interest rates in order to substantially mitigate interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was $699 million at March 31, 2006. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $7 million, approximately 65% of that amount could be offset with changes in charges to customers. The Company’s policy is to work toward a ratio of floating-rate liabilities to fixed-rate liabilities that, over time, is reflective of the relationship between current and non-current assets. Committed inventory is part of this relationship.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. The Company also provides farmer advances that are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the timing of the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of the tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of Universal’s major countries of tobacco origin, the Company manages its foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing its net investment in individual countries. In these countries, the Company is vulnerable to currency gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. The Company recognized a $9.4 million net exchange loss due to remeasurement for fiscal year 2006, compared to a $1.5 million net exchange loss due to remeasurement for fiscal year 2005, and a $100 thousand net remeasurement loss for the nine-month transition year ended March 31, 2004. The Company recognized $1.8 million in net exchange losses from foreign currency transactions in fiscal year 2006, compared to $400 thousand in net exchange gains for the fiscal year ended March 31, 2005, and net exchange gains of $1.7 million for the transition year ended March 31, 2004. In addition to foreign exchange gains and losses, the Company is exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. For example, when Universal purchased the Brazilian crop in the beginning of fiscal year 2006, the local currency had appreciated significantly against the U.S. dollar. Thus, the cost of the crop increased over that of the prior year, in U.S. dollar terms.

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

Commodity

The Company works to limit its exposure to changes in prices in its agri-products businesses by matching its customer orders with its supply contracts. However, if the Company is not able to match its position, then the business is subject to price changes. The movement of pricing for certain products that the Company purchases can be large. Universal uses commodity futures in its rubber trading business to reduce the risk of price fluctuations. The Company does not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amounts recorded during fiscal years 2006, 2005, and 2004 were not material.

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

Item 8. Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine Month Transition Year Ended March 31, 2004
Sales and other operating revenues	$3,511,332	$3,276,057	$2,271,152
Costs and expenses
Cost of goods sold	2,932,170	2,664,687	1,829,219
Selling, general and administrative expenses	417,346	387,906	250,307
Restructuring and impairment costs	57,463	—	—
European Commission fines	—	14,908	—

Operating income	104,353	208,556	191,626
Equity in pretax earnings of unconsolidated affiliates	15,263	15,649	6,044
Interest expense	81,293	58,252	35,032

Income before income taxes and other items	38,323	165,953	162,638
Income taxes	34,403	68,197	59,329
Minority interests	(4,020)	1,743	3,673

Net income	$7,940	$96,013	$99,636

Earnings per common share:
Basic	$0.31	$3.76	$3.97

Diluted	$0.31	$3.73	$3.94

Basis for per-share calculations:
Weighted average common shares outstanding	25,707	25,553	25,072
Dilutive effect of stock options and restricted share units	121	164	205
Dilutive effect of convertible perpetual preferred stock	129	—	—

Average common shares outstanding, assuming dilution	25,957	25,717	25,277

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)	March 31, 2006	March 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$66,632	$58,625
Accounts receivable, net	466,013	494,963
Advances to suppliers, net	121,355	171,906
Accounts receivable—unconsolidated affiliates	19,215	4,759
Inventories—at lower of cost or market:
Tobacco	666,708	609,114
Lumber and building products	170,331	167,333
Agri-products	166,122	172,448
Other	49,596	42,473
Prepaid income taxes	3,943	5,504
Deferred income taxes	22,078	6,875
Other current assets	50,605	54,808

Total current assets	1,802,598	1,788,808

Property, plant and equipment—at cost
Land	72,617	78,127
Buildings	398,395	395,077
Machinery and equipment	704,503	746,198

	1,175,515	1,219,402
Less accumulated depreciation	(593,418)	(595,732)

	582,097	623,670

Other assets
Goodwill and other intangibles	136,130	138,053
Investments in unconsolidated affiliates	102,419	98,789
Deferred income taxes	95,183	85,014
Other noncurrent assets	182,914	150,990

	516,646	472,846

Total assets	$2,901,341	$2,885,324

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)	March 31, 2006	March 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$448,601	$429,470
Accounts payable	332,732	299,452
Accounts payable—unconsolidated affiliates	2,996	279
Customer advances and deposits	98,871	48,634
Accrued compensation	33,995	35,621
Income taxes payable	12,026	32,866
Current portion of long-term obligations	8,585	123,439

Total current liabilities	937,806	969,761

Long-term obligations	762,201	838,687
Postretirement benefits other than pensions	45,560	43,459
Other long-term liabilities	136,082	131,885
Deferred income taxes	37,022	43,899

Total liabilities	1,918,671	2,027,691

Minority interests	17,799	35,245

Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 authorized shares, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 authorized shares, 200,000 issued and outstanding shares (none at March 31, 2005)	193,546	—
Common stock, no par value, 100,000,000 authorized shares, 25,748,306 issued and outstanding shares (25,668,590 at March 31, 2005)	120,618	117,520
Retained earnings	697,987	733,763
Accumulated other comprehensive loss	(47,280)	(28,895)

Total shareholders’ equity	964,871	822,388

Total liabilities and shareholders’ equity	$2,901,341	$2,885,324

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004
Cash Flows From Operating Activities:
Net income	$7,940	$96,013	$99,636
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	64,753	69,409	45,519
Amortization	3,386	4,724	3,348
Inventory valuation allowances and accrued losses on firm purchase commitments	16,928	6,744	7,706
Provision for losses on advances to suppliers	28,486	2,324	2,781
Translation (gain) loss, net	9,342	1,473	100
Deferred income taxes	(35,493)	(10,577)	(7,346)
Minority interests	(4,020)	1,743	3,673
Equity in net income of unconsolidated affiliates, net of dividends	10,871	(3,766)	(4,062)
Restructuring and impairment costs	57,463	—	—
Accrued liability for European Commission fines	—	14,908	—
Other, net	3,542	4,026	(1,316)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(11,066)	(40,245)	(66,471)
Inventories and other assets	(149,641)	(172,348)	(75,994)
Income taxes	(13,862)	4,131	10,886
Accounts payable and other accrued liabilities	74,699	(65,682)	(44,626)

Net cash provided (used) by operating activities	63,328	(87,123)	(26,166)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(74,217)	(105,757)	(63,243)
Purchase of business, net of cash acquired	(14,339)	(16,027)	—
Sales of property, plant and equipment	12,595	5,778	2,837
Other, net	12,199	(12,347)	—

Net cash used in investing activities	(63,762)	(128,353)	(60,406)
Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	56,684	139,440	(607)
Issuance of long-term debt	—	294,958	202,967
Repayment of long-term debt	(190,032)	(159,150)	(96,008)
Dividends paid to minority shareholders	(2,779)	(3,500)	(2,662)
Issuance of convertible preferred stock, net of issuance costs	193,546	—	—
Issuance of common stock	3,098	4,867	22,028
Purchases of common stock	—	—	(3,456)
Dividends paid	(43,716)	(41,452)	(28,693)
Other	(973)	(853)	2,500

Net cash provided by financing activities	15,828	234,310	96,069
Effect of exchange rate changes on cash	(420)	481	732
Deconsolidation of Zimbabwe operations	(6,967)	—	—

Net increase in cash and cash equivalents	8,007	19,315	10,229
Net decrease in cash and cash equivalents of foreign subsidiaries for the three months ended March 31, 2004	—	—	(15,578)
Cash and cash equivalents at beginning of year	58,625	39,310	44,659

Cash and Cash Equivalents at End of Year	$66,632	$58,625	$39,310

Supplemental information—cash paid:
Interest	$78,288	$58,643	$36,007

Income taxes, net of refunds	$77,532	$67,198	$62,057

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands of dollars)	Fiscal Year Ended March 31, 2006		Fiscal Year Ended March 31, 2005		Nine-Month Transition Year Ended March 31, 2004
Preferred Stock:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	$—
Issuance of convertible perpetual preferred stock, net of issuance costs	193,546

Balance at end of year	193,546

Common Stock:
Balance at beginning of year	117,520		$112,505		$90,665
Issuance of common stock and exercise of stock options	3,098		5,015		22,028
Purchase of common stock	—		—		(188)

Balance at end of year	120,618		117,520		112,505

Retained Earnings:
Beginning balance	733,763		679,202		592,673
Net income	7,940	$7,940	96,013	$96,013	99,636	$99,636
Net income of foreign subsidiaries for the three months ended March 31, 2004	—		—		18,854
Cash dividends declared ($1.70 per share in 2006; $1.62 per share in 2005; $1.14 per share in 2004)	(43,716)		(41,452)		(28,693)
Cost of common shares retired in excess of stated capital amount	—		—		(3,268)

Balance at end of year	697,987		733,763		679,202

Accumulated Other Comprehensive Income (Loss):
Beginning balance	(28,895)		(31,874)		(63,060)
Translation adjustments, net of taxes	(8,458)	(8,458)	12,166	12,166	24,427	24,427
Minimum pension liability, net of taxes	(11,005)	(11,005)	(5,153)	(5,153)	12,025	12,025
Foreign currency hedge adjustment, net of taxes	1,078	1,078	(4,034)	(4,034)	—	—
Translation adjustments of foreign subsidiaries for the three months ended March 31, 2004, net of taxes	—	—	—	—	(4,844)	—
Foreign currency hedge adjustment of foreign subsidiaries for the three months ended March 31, 2004, net of taxes	—	—	—	—	(422)	—

Total comprehensive income (loss)		$(10,445)		$98,992		$136,088

Balance at end of year	(47,280)		(28,895)		(31,874)

Shareholders’ Equity at End of Year	$964,871		$822,388		$759,833

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock: (in thousands of shares)
Balance at beginning of year	—
Issuance of convertible perpetual preferred stock	200

Balance at end of year	200

Common Shares Outstanding: (in thousands of shares)
Balance at beginning of year	25,669	25,447	24,921
Issuance of common stock and exercise of stock options	79	222	608
Purchase of common stock	—	—	(82)

Balance at end of year	25,748	25,669	25,447

See accompanying notes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Universal Corporation (which together with its subsidiaries is referred to herein as “Universal” or the “Company”) and all domestic and foreign subsidiaries in which the Company maintains a controlling financial interest. Control is generally determined based on a voting interest of greater than 50%, such that Universal controls all significant corporate activities of the subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation. None of the Company’s investments are considered to be variable interest entities.

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

As of January 1, 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After the deconsolidation, an impairment charge was recorded to reduce the net investment in Zimbabwe operations to estimated fair value (see Note 3). The Company is accounting for the investment on the cost method, as required under the accounting guidance, and has reported it in investments in unconsolidated affiliates in the March 31, 2006, consolidated balance sheet.

Investments in Unconsolidated Affiliates

The Company’s equity method investments and its cost method investments, which include its Zimbabwe operations, are non-marketable securities. Universal reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity or cost method investments, the Company uses discounted cash flow models. If the fair value of an equity investee is determined to be lower than its carrying value, an impairment loss is recognized. The preparation of discounted future operating cash flow analysis requires significant management judgment with respect to future operating earnings growth rates and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Universal has a 49% ownership interest in Socotab L.L.C., a leading processor and leaf merchant of oriental tobaccos with operations located principally in Europe. Summarized financial information for Socotab L.L.C. for its fiscal years ended March 31, 2006, 2005, and 2004, is as follows:

	Fiscal Years Ended March 31,
	2006	2005	2004
Income Statement Information:
Sales	$325,621	$339,525	$308,805
Gross profit	75,659	75,164	62,207
Net income	21,957	28,121	12,567

	March 31,
	2006	2005
Balance Sheet Information:
Current assets	$172,893	$237,569
Property, plant and equipment and other assets	67,196	74,633
Current liabilities	102,785	173,986
Long-term obligations and other liabilities	21,851	15,621
Minority interests	797	640

Net Income per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” The Company uses the weighted average number of common shares outstanding during each period to compute basic earnings per common share. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are outstanding dilutive stock options that are assumed to be exercised, restricted share units that are assumed to be fully vested and paid out in shares of common stock, and shares of the Company’s Series B 6.75% Convertible Perpetual Preferred Stock that are assumed to be converted when the effect is dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Advances to Suppliers

The Company provides agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies in its tobacco segment. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheet. Both the current and the long-term portion of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $46 million at March 31, 2006, and $14 million at March 31, 2005, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $28.5 million in fiscal year 2006, $2.3 million in fiscal year 2005, and $2.8 million in transition year 2004. Write-downs charged against the allowance and recoveries of amounts previously charged off were not material. Interest on advances is recognized as earned; however, interest accrual is discontinued when an advance is not expected to be fully collected. At March 31, 2006, the Company had certain farmer loans with a total outstanding principal balance of approximately $45 million that were considered impaired. Approximately $17 million of the $46 million allowance related to those loans.

Inventories

Inventories of tobacco and most agri-products are valued at the lower of cost or market with cost determined under the specific cost method. In the tobacco and most agri-product businesses, raw materials are clearly identified at the time of purchase. The Company tracks the costs associated with raw materials in the final product lots, and maintains this identification through the time of sale. The Company also capitalizes direct and indirect costs related to processing raw materials.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This method of cost accounting is referred to as the specific cost or specific identification method. Lumber and building products inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out (“FIFO”) method. All other inventories are valued principally at the lower of average cost or market. Inventory valuation allowances for damaged or slow-moving items were $20 million and $21 million at March 31, 2006 and 2005, respectively.

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

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco and agri-product processing and blending facilities, lumber outlets, offices, and warehouses. Machinery and equipment represent processing and packing machinery and transportation, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transportation equipment—3 to 10 years; and office and computer equipment—3 to 10 years. The Company capitalized interest of approximately $800 thousand in fiscal year 2006 and $500 thousand in fiscal year 2005 on the construction of a tobacco processing facility in Mozambique and approximately $400 thousand in fiscal year 2004 on the construction of a tobacco processing facility in Nash County, North Carolina.

Goodwill and Other Intangibles

Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. The Company did not record any charges for impairment of goodwill in fiscal years 2006, 2005, and 2004. Goodwill is carried at the lower of cost or fair value. The Company uses discounted cash flow models to estimate the fair value of goodwill. The preparation of discounted future operating cash flow analyses requires significant management judgment with respect to operating earnings growth rates, and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and could increase or decrease any impairment charge.

Income Taxes

The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, undistributed earnings of foreign subsidiaries not permanently reinvested, restructuring and impairment costs, and valuation allowances on farmer advances and ICMS tax credits. At March 31, 2006, the cumulative amount of permanently reinvested earnings of foreign subsidiaries, on which no provision for U.S. income taxes had been made, was $70 million.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the consolidated statement of changes in shareholders’ equity and consists of:

	At March 31, 2006	At March 31, 2005	At March 31, 2004
Translation adjustments:
Before income taxes	$(23,592)	$(10,631)	$(28,896)
Allocated income taxes	4,462	(41)	6,059

Minimum pension liability:
Before income taxes	(38,111)	(21,180)	(13,460)
Allocated income taxes	13,339	7,413	4,845

Foreign currency hedge adjustment:
Before income taxes	(5,224)	(6,857)	(633)
Allocated income taxes	1,846	2,401	211

Total accumulated other comprehensive loss	$(47,280)	$(28,895)	$(31,874)

Fair Values of Financial Instruments

The fair values of the Company’s long-term obligations, disclosed in Note 7, have been estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of all other assets and liabilities that qualify as financial instruments approximates fair value.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Interest rate swaps and forward foreign currency exchange contracts are used from time to time to minimize interest rate and foreign currency risk. The Company enters into such contracts only with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company.

All interest rate swaps have been accounted for as fair value hedges. The Company recorded deferred gains on the termination of certain interest rate swaps totaling $4.0 million in fiscal year 2005, and $5.1 million in the transition year 2004. These gains are being amortized to interest expense over the maturities of the debt instruments that were hedged. No material amounts were recorded in net income during 2006, 2005, or 2004 due to hedge ineffectiveness. The Company had approximately $50 million principal amount of fixed rate debt hedged with interest rate swaps at March 31, 2006.

During fiscal year 2004, the Company entered a foreign currency swap with a third party to mitigate its exposure to changes in exchange rates related to a foreign currency denominated long-term receivable from a subsidiary. The swap extends to the maturity date of the receivable. The arrangement is accounted for as a cash flow hedge, with changes in fair value recorded in other comprehensive income. No amounts were recorded in net income due to hedge ineffectiveness through March 31, 2006. The fair value of the swap at March 31, 2006, was approximately $5.8 million and increased other long-term liabilities in the consolidated balance sheet.

The Company also uses commodity futures in its rubber business to reduce the risk of price fluctuations. The Company does not enter into contracts for trading purposes. All forward foreign exchange contracts and forward commodity contracts are adjusted to fair market value through income during the year.

Translation and Remeasurement of Foreign Currencies

The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive income or loss.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement adjustments that are included in net income. The Company recognized a $9.4 million net exchange loss due to remeasurement for the fiscal year ended March 31, 2006, a $1.5 million net remeasurement loss for the fiscal year ended March 31, 2005, and a $100 thousand net remeasurement loss for the nine-month transition year ended March 31, 2004. The Company recognized $1.8 million in net exchange losses from foreign currency transactions for the fiscal year ended March 31, 2006, $400 thousand in net exchange gains for the fiscal year ended March 31, 2005, and $1.7 million in net exchange gains for the transition year ended March 31, 2004.

Net income of foreign subsidiaries for the three months ended March 31, 2004, which was recorded as a direct addition to retained earnings to eliminate the reporting lag, included a loss of $10.2 million on the remeasurement of net monetary assets denominated in Zimbabwe dollars. The Company remeasured local currency deposits in Zimbabwe to reflect the value of the Zimbabwe dollar established in government-sponsored auctions that began in January 2004. Prior to these auctions, local currency balances were remeasured at an official export exchange rate that had remained fixed since the previous adjustment in fiscal year 2003. Local currency deposits in Zimbabwe grew in the months preceding March 31, 2004, due to the country’s financial policies, and net monetary assets denominated in Zimbabwe dollars were remeasured to $2.4 million at that date. During the fiscal years ended March 31, 2005 and 2006, the value of the Zimbabwe dollar continued to decline. The Company’s aggregate remeasurement losses on net monetary assets were $4.3 million for fiscal year 2005, and $7.4 million for the nine-month period in fiscal year 2006 prior to the deconsolidation of the Zimbabwe operations discussed above and in Note 3.

The Company operates in the following highly inflationary economies: Malawi, Mozambique, and Zimbabwe. The Company uses the U.S. dollar as the functional currency for its consolidated subsidiaries located in such economies, and remeasures transactions denominated in the local currency.

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

Stock-Based Compensation

As discussed under “Accounting Pronouncements” below, the Financial Accounting Standards Board (“FASB”) has issued revised accounting guidance requiring that stock-based compensation be measured at fair value and reported as expense in the financial statements. Universal will adopt the new guidance beginning in fiscal year 2007. Through fiscal year 2006, the Company continued to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”) to all awards of stock-based compensation. Under APB No. 25, compensation expense is not recognized on fixed stock options issued by the Company since the exercise price equals the market price of the underlying shares on the date of grant. Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”) and No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“Statement No. 148”) require companies that apply APB No. 25 to disclose pro forma net income and basic and diluted earnings per share as if the fair value measurement and recognition methods in Statement No. 123 had been applied to all awards. The disclosure is as follows:

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004
Net income	$7,940	$96,013	$99,636
Stock-based employee compensation cost, net of tax effect, under fair value method	3,661	5,545	3,198

Pro forma net income under fair value method	$4,279	$90,468	$96,438

Earnings per share – basic	$0.31	$3.76	$3.97
Per share stock-based employee compensation cost, net of tax effect, under fair value method	0.14	0.22	0.12

Pro forma earnings per share – basic	$0.17	$3.54	$3.85

Earnings per share – diluted	$0.31	$3.73	$3.94
Per share stock-based employee compensation cost, net of tax effect, under fair value method	0.15	0.21	0.12

Pro forma earnings per share – diluted	$0.16	$3.52	$3.82

The Black-Scholes option valuation model was used to estimate the fair value of the options granted in fiscal years 2006, 2005, and 2004. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. The Company’s stock-based employee compensation plans have characteristics that differ from traded options. In management’s opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Principal assumptions used in applying the Black-Scholes model, along with the results from the model, were as follows:

	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004
Assumptions:
Risk-free interest rate	4.06%	3.60%	1.81%
Expected life, in years	9.00	4.10	3.00
Expected volatility	0.285	0.293	0.296
Expected dividend yield	3.63%	3.48%	3.62%
Results:
Fair value per share of options granted	$11.28	$9.60	$6.81

The expected life of stock options granted in fiscal year 2006 was higher than in prior years because the Company discontinued granting reload options, which allowed the holder of the options to exercise them and receive new options by exchanging previously acquired common stock for the shares received from the exercise.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“Statement No. 151”). Statement No. 151 amends Accounting Research Bulletin No. 43 (“ARB No. 43”) to clarify that abnormal amounts of production-related costs, such as idle facility expense, freight, handling costs, and wasted materials, should be recognized as current-period charges rather than being recorded as inventory cost. Statement No. 151 also requires that allocation of fixed production overhead to inventory cost be based on the normal capacity of a company’s production facilities. Statement No. 151 will be effective for Universal in fiscal year 2007. The Company does not expect the impact of Statement No. 151 to be material to its financial statements.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, titled “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R requires that share-based payments, such as grants of stock options, restricted shares, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. The earlier guidance that Statement No. 123R replaced allowed companies the alternative of recognizing expense for share-based payments in their financial statements or disclosing the pro forma effect of those payments in the notes to the financial statements. Universal periodically issues share-based payments to employees under its compensation programs and has elected to make pro forma disclosures under the current accounting guidance. The Company is required to adopt Statement No. 123R as of April 1, 2006, which is the beginning of fiscal year 2007, and will recognize expense over the service period for the fair value of all grants issued after March 31, 2006, as well as expense attributable to the remaining service period for all prior grants that have not fully vested by that date. Since vesting of share-based payments is normally accelerated at the date a grantee retires, the requisite service period under Statement No. 123R does not extend beyond the earliest date the grantee is eligible to retire. As a result, after the Statement is adopted, the fair value of the grants will be recognized as expense over the shorter of the stated vesting period or the period to the date of retirement eligibility. This will result in immediate recognition of the fair value of grants to any employees who are already eligible for retirement and create less uniformity in expense from period to period. The Company currently attributes service for expense recognition over the shorter of the required service period or the period to the employee’s mandatory retirement date, with recognition being accelerated if an employee elects to retire early. At the anticipated level of future share-based grants, the Company does not expect the effect on annual net income from the adoption of Statement No. 123R to be materially different from the compensation cost under the fair value method for fiscal year 2006 disclosed above in the table under “Stock-Based Compensation.”

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

The consolidated statements of income, cash flows, and changes in shareholders’ equity reflect audited results for the fiscal years ended March 31, 2006 and 2005, and the nine-month transition year ended March 31, 2004. The consolidated balance sheets reflect the audited financial position of the Company at March 31, 2006 and 2005. Net income of foreign subsidiaries for the three-month period ended March 31, 2004, representing the elimination of the reporting lag, is reflected as an addition to retained earnings in the consolidated statement of changes in shareholders’ equity for the transition year. In addition, the net change in cash and cash equivalents of foreign subsidiaries for this three-month period is reported on a separate line in the consolidated statement of cash flows for the transition year. Note 15 provides unaudited summary financial information recast to show consolidated historical results for the twelve months ended March 31, 2004, without the reporting lag for foreign subsidiaries.

The Company’s U.S. tobacco operations recognize fixed factory overhead expense in the periods in which tobacco is processed. Since processing does not normally occur during the period between April 1 and June 30, prior to the year-end change, the projected overhead expense for that period was allocated to the preceding three quarters of each fiscal year, based on volumes processed. Because of the change in fiscal year end to March 31, the U.S. factory overhead expense for the

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period April 1 through June 30, 2004, was reported in fiscal year 2005 results, and was allocated to the subsequent quarters of that fiscal year. As a result, operating income for the nine-month transition year ended March 31, 2004, reflects favorable comparisons to fiscal years 2005 and 2006. Had the 2004 transition year included the estimated fixed factory overhead expense for April 1 through June 30, 2004, tobacco segment operating income would have been approximately $11 million lower.

NOTE 3. RESTRUCTURING AND IMPAIRMENT COSTS

During the fiscal year ended March 31, 2006, the Company recorded restructuring and impairment costs related to its tobacco operations totaling approximately $57.5 million before tax, $46.3 million after tax, or $1.78 per share. The restructuring costs ($7.1 million) and a portion of the impairment costs ($21.2 million) were associated with decisions to close a leaf tobacco processing facility and to implement certain other cost reduction initiatives. The remaining impairment costs ($29.2 million) resulted from adjusting the Company’s investment in its operations in Zimbabwe to estimated fair value following deconsolidation of that investment.

Closure of Danville Processing Facility and Other Cost Reduction Initiatives

The components of the pretax charge related to the facility closure and other cost reduction initiatives are as follows:

	Closure of Danville Processing Facility	Other Cost Reduction Initiatives	Total
Restructuring costs:
One-time termination benefits (involuntary)	$1,746	$1,095	$2,841
Special termination benefits (voluntary)	2,963	551	3,514
Other costs	85	611	696

	4,794	2,257	7,051

Impairment costs:
Land, building and equipment	21,240	—	21,240

Total restructuring and impairment costs	$26,034	$2,257	$28,291

During the third quarter of fiscal year 2006, the Company decided to close its leaf tobacco processing facility in Danville, Virginia, and consolidate all of its flue-cured and burley tobacco processing in the United States into its Nash County, North Carolina factory. The closure of the Danville facility, which was effective in December 2005, was the result of the significant decline in U.S. tobacco production since 2000. The Company also undertook various cost reduction initiatives, including voluntary and involuntary staff reductions in the United States and the closure of two administrative offices outside the U.S.

The one-time termination benefits outlined above have been or will be paid to 353 employees, including 32 full-time employees and 313 hourly employees whose positions were eliminated upon closure of the Danville facility. The special termination benefits have been or will be paid to 31 employees who accepted voluntary separation offers, the majority of which were made to employees at the Nash County factory to reduce the workforce there following the transfer of certain employees to that facility from the Danville factory. The other restructuring costs represent lease costs on vacated office space and employee relocation costs associated with the above actions.

The impairment costs outlined above represent adjustments to write down the carrying value of the land, building, and equipment at the Danville facility to fair value. The Company plans to sell the land and building and has adjusted their carrying value to estimated fair value, based on information provided by outside brokers and on the Company’s recent experience selling other leaf tobacco facilities in the United States. Certain equipment at the Danville facility is expected to be redeployed to other locations. Based on the Company’s impairment review, the carrying value of that equipment is supported by the estimated future cash flows associated with the use of the equipment at the new locations. The remaining equipment is expected to be used for replacement parts, or sold for alternative use or scrap, and has been written down to the

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related values estimated by two outside sources. Should the Company decide not to redeploy any portion of the designated equipment from the Danville facility to other locations, that equipment would likely be used for replacement parts, or sold for alternative use or scrap, and additional impairment costs would be incurred.

The following is a reconciliation of the Company’s liability for the above restructuring costs through March 31, 2006:

	Fiscal Year Ended March 31, 2006
	One-Time and Special Termination Benefits	Other Costs	Total
Balance at beginning of year	$—	$—	$—
Costs charged to expense	6,355	696	7,051
Payments	(1,744)	(261)	(2,005)

Balance at end of year	$4,611	$435	$5,046

The $28.3 million in pre-tax restructuring and impairment costs associated with the Danville facility closure and the other cost reduction initiatives reduced fiscal year 2006 net income by $17.1 million, or $0.66 per diluted share.

Investment in Zimbabwe Operations

As discussed in Note 1, the Company deconsolidated its operations in Zimbabwe as of January 1, 2006, under U.S. accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After deconsolidation, the Company recorded a non-cash impairment charge of $29.2 million to adjust the investment in those operations to estimated fair value. No income tax benefit was recognized on the charge. The investment is now accounted for using the cost method and is reported on the balance sheet in investments in unconsolidated affiliates. Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company intends to continue its operations there. The impairment charge associated with the Zimbabwe operations reduced fiscal year 2006 net income by $29.2 million, or $1.12 per diluted share. At March 31, 2006, the remaining investment in the Zimbabwe operations was approximately $8.7 million. In addition to that investment, the Company has a net foreign currency translation loss associated with those operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss.

NOTE 4. EUROPEAN COMMISSION FINES AND OTHER LEGAL MATTERS

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $25 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, including Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €11.88 million (approximately $14.8 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of approximately $14.9 million in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against the Company’s subsidiaries.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material to the Company’s earnings. The reason the Company held this belief was that it had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $36 million) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and facts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process.

U.S. Foreign Corrupt Practices Act

As a result of a posting to the Company’s Ethics Complaint hotline alleging improper activities that involved or related to certain of the Company’s tobacco subsidiaries, the Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. At this time, the payments involved appear to have approximated $1 million over a five-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but the Company believes those activities did not violate U.S. antitrust laws. The Company voluntarily reported these activities to the appropriate U.S. authorities. On June 6, 2006, the Securities and Exchange Commission notified the Company that a formal order of investigation has been issued. The Company has initiated corrective actions, and such actions are continuing.

If the U.S. authorities determine that there have been violations of the Foreign Corrupt Practices Act, or if the U.S. authorities or the authorities in foreign jurisdictions determine there have been violations of other laws, they may seek to impose sanctions on the Company or its subsidiaries that may include injunctive relief, disgorgement, fines, penalties, and modifications to business practices. It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose. It is also not possible to predict how the government’s investigation or any resulting sanctions may impact the Company’s business, financial condition, results of operations, or financial performance, although such sanctions, if imposed, could be material to its results of operations in any quarter. The Company will continue to cooperate with the authorities in these matters.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. INCOME TAXES

Income taxes consist of the following:

	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004
Current
United States	$216	$3,936	$2,885
State and local	1,930	817	1,101
Foreign	67,845	69,271	61,172

	$69,991	$74,024	$65,158

Deferred
United States	$(14,685)	$(7,669)	$(9,802)
State and local	(2,022)	(10)	(430)
Foreign	(18,881)	1,852	4,403

	(35,588)	(5,827)	(5,829)

Total	$34,403	$68,197	$59,329

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	0.3	0.3
Impact of permanently reinvested earnings	20.7	3.1	0.5
Income taxed at other than the U.S. rate and other items	7.1	(0.4)	0.7
Impairment of investment in Zimbabwe operations	26.6	—	—
Non-deductible European Commission fines	—	3.1	—

Effective income tax rate	89.8%	41.1%	36.5%

The U.S. and foreign components of income before income taxes and other items were as follows:

	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004
United States	$(63,431)	$(20,512)	$(7,458)
Foreign	101,754	186,465	170,096

Total	$38,323	$165,953	$162,638

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax liabilities and assets were as follows:

	At March 31, 2006	At March 31, 2005
Liabilities
Foreign withholding taxes	$16,806	$13,407
Tax over book depreciation	7,941	10,533
Goodwill	23,557	22,523
All other	13,512	17,072

Total deferred tax liabilities	$61,816	$63,535

Assets
Employee benefit plans	$32,294	$34,061
Undistributed earnings	37,981	37,718
Foreign currency translation	4,512	2,412
Minimum pension liability	13,339	7,413
Deferred compensation	744	1,361
Tax credits	33,849	31,244
Restructuring and impairment costs	10,437	1,606
Valuation allowances on Brazilian farmer advances and ICMS tax credits	7,326	1,495
Net operating loss carryforward	5,806	—
All other	14,152	12,083

Total deferred tax assets	160,440	129,393
Valuation allowance	(18,784)	(22,990)

Net deferred tax assets	$141,656	$106,403

Tax credits at March 31, 2006, consist of $17.4 million of foreign tax credit carryforwards and $16.5 million of alternative minimum tax credit carryforwards. Foreign tax credit carryforwards in the amounts of $5.6 million, $6.9 million, and $4.9 million will expire at the end of fiscal years 2013, 2015, and 2016, respectively. Alternative minimum tax credit carryforwards have an indefinite life.

NOTE 6. SHORT-TERM CREDIT FACILITIES

The Company maintains short-term lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country.

At March 31, 2006, unused, uncommitted lines of credit were approximately $625 million. The weighted average interest rates on short-term borrowings outstanding as of March 31, 2006 and 2005, were approximately 4.7% and 3.5%, respectively.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	At March 31, 2006	At March 31, 2005
Notes:
Medium-term notes due from 2007 to 2013 at various rates	$570,602	$586,958
Private placement notes, due May 2008, at LIBOR + 1.25%	200,000	—
6.5% notes, repaid February 2006	—	100,000
Bank Facility:
Borrowings supported by revolving credit agreement refinanced after year-end with private placement notes due May 2008	—	200,000
Secured loans at variable rates based on the lender’s rate, repaid February 2006	—	74,979
Other	184	189

	770,786	962,126
Less current portion	(8,585)	(123,439)

Long-term obligations	$762,201	$838,687

Notes

The Company has $571 million in medium-term notes outstanding. These medium-term notes mature at various dates from February 2007 to October 2013 and were all issued with fixed interest rates. At March 31, 2006, interest rates on the notes ranged from 5.00% to 8.50%. In addition, the Company had $200 million in private placement notes outstanding that mature in May 2008. In December 2005, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the future issuance of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

Bank Facility

In January, 2005, the Company entered into a five-year revolving bank credit agreement. This agreement provides for a credit facility of $500 million, which matures in January 2010. Borrowings under the credit facility bear interest at variable rates, based on either 1) LIBOR plus a negotiated spread (1.20% at March 31, 2006) or 2) the higher of the federal funds rate plus 0.5% or Prime rate, each plus a negotiated spread (0.2% at March 31, 2006). The Company pays a facility fee. Loans made under the facility may be used to refinance certain existing indebtedness, to provide general working capital, or for general corporate purposes. At March 31, 2006, direct borrowings under the revolving credit agreement totaled $80 million. These borrowings are reported in notes payable and overdrafts in the consolidated balance sheet. No commercial paper borrowings were outstanding at March 31, 2006.

Certain covenants in the revolving credit agreement require the Company to maintain a minimum level of tangible net worth and observe a restriction on debt levels. In February 2006, the Company determined that the restructuring and impairment charges for the closure of the Danville facility, combined with lower than expected operating results and a decrease in committed tobacco inventories for the interim period, caused a covenant breach as of December 31, 2005, under its revolving credit facility and two secured loans. The Company received waivers of the covenant violation from a sufficient number of the banks participating in the revolving credit facility, and no event of default occurred under that agreement. The Company decided to repay the secured term loans on February 7, 2006, using borrowings under the revolving credit facility, to avoid the costs of amending those loan agreements and to release the related liens on the closed Danville, Virginia, tobacco processing facility, which was pledged as security on one of the loans. No covenants were breached in any of the Company’s other debt obligations. In March 2006, the Company completed amendments to the revolving credit agreement that modify certain covenants to make them less restrictive until March 31, 2008. The Company was in compliance with all debt covenants at March 31, 2006.

In March 2006, the Company issued $200 million of convertible preferred stock and used the net proceeds of approximately $194 million to reduce borrowings under the credit facility and repay other short-term notes payable. In April 2006, the Company issued an additional $20 million of convertible preferred stock, to complete the terms of the securities offering, and also used the net proceeds of approximately $19 million to repay borrowings under the credit facility.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Information

The fair value of the Company’s long-term obligations, including the current portion, was approximately $752 million at March 31, 2006, and $979 million at March 31, 2005.

From time to time, the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2006, the Company had interest rate swap agreements in place on $50 million of long-term debt. The fair value of those swap agreements was a liability of $1.4 million.

Maturities of long-term debt outstanding at March 31, 2006, in millions of dollars, are as follows: 2007 - $8.6; 2008 - $164.0; 2009 - $200.0; 2010 - $79.5; 2011 - $15.0; and 2012 and thereafter - $305.0.

NOTE 8. LEASES

The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $18.7 million in fiscal year 2006, $15.6 million in fiscal year 2005, and $11.1 million in the nine-month transition year 2004. Future minimum payments under non-cancelable operating leases total $18.9 million in 2007, $13.1 million in 2008, $10.8 million in 2009, $7.8 million in 2010, $5.8 million in 2011, and $8.9 million after 2011.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial Assumptions

Assumptions used for financial reporting purposes to compute net periodic benefit income or cost and benefit obligations, as well as the components of net periodic benefit income or cost are as follows:

	Foreign Pension Benefits			Domestic Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Assumptions:
Discount rate, end of year	4.00%	4.50%	5.00%	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Rate of compensation increases, end of year	2.50%	2.50%	3.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected long-term return on plan assets, end of year	4.00%	4.50%	5.00%	7.75%	7.75%	8.00%	4.30%	4.30%	4.30%
Rate of increase in per-capita cost of covered health care benefits							10.00%	10.50%	11.00%

The Company uses a measurement date of December 31 for foreign pension benefits and for domestic pension benefits and other postretirement benefits.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Plan Assets

The following table reconciles the changes in benefit obligations and plan assets in 2006 and 2005, and the funded status to prepaid or accrued cost at March 31, 2006 and 2005:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$155,281	$149,751	$184,897	$166,666	$—	$—
Projected benefit obligation	164,722	156,834	217,541	199,972	65,489	52,688

Change in projected benefit obligation:
Benefit obligation, beginning of year	$156,834	$140,877	$199,972	$192,774	$52,688	$55,557
Service cost	3,298	2,527	5,060	5,083	1,102	1,095
Interest cost	6,933	7,389	10,964	10,970	3,478	2,954
Effect of discount rate change	11,232	—	6,152	5,114	1,751	814
Foreign currency exchange rate changes	(9,254)	7,462	—	—	—	—
Business acquisition	5,857	—	—	—	—	—
Settlement	—	—	(1,172)	(5,389)	—	—
Other	(1,928)	5,988	6,396	311	10,466	(4,558)
Benefits paid	(8,250)	(7,409)	(9,831)	(8,891)	(3,996)	(3,174)

Projected benefit obligation, end of year	$164,722	$156,834	$217,541	$199,972	$65,489	$52,688

Change in plan assets:
Plan assets at fair value, beginning of year	$134,238	$124,291	$138,042	$129,344	$4,302	$4,398
Actual return on plan assets	11,261	6,319	8,884	15,040	232	189
Employer contributions	5,745	4,282	10,737	7,938	3,637	2,889
Settlements	—	—	(4,884)	(5,389)	—	—
Foreign currency exchange rate changes	(8,169)	6,755	—	—	—	—
Business acquisition	4,838	—	—	—	—	—
Benefits paid	(9,217)	(7,409)	(9,831)	(8,891)	(3,996)	(3,174)

Plan assets at fair value, end of year	$138,696	$134,238	$142,948	$138,042	$4,175	$4,302

Reconciliation of prepaid (accrued) cost:
Funded status of the plans	$(26,026)	$(22,596)	$(74,593)	$(61,930)	$(61,314)	$(48,386)
Contributions after measurement date	1,044	2,048	3,823	2,399	548	751
Unrecognized net transition obligation	42	54	—	—	—	—
Unrecognized prior service cost	823	415	2,567	2,271	(192)	(241)
Unrecognized net loss	20,128	16,652	55,285	40,296	13,749	1,662
Additional minimum liability	(14,994)	(11,558)	(26,401)	(12,178)	—	—

Prepaid (accrued) cost, end of year	$(18,983)	$(14,985)	$(39,319)	$(29,142)	$(47,209)	$(46,214)

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net amounts recognized for pension and postretirement benefits in the consolidated balance sheets are as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Accrued benefit liability	$(18,983)	$(14,985)	$(39,319)	$(29,142)	$(47,209)	$(46,214)
Intangible asset	763	455	2,057	2,218	N/A	N/A
Accumulated other comprehensive loss	14,230	11,103	24,344	9,961	N/A	N/A

Net amount recognized	$(3,990)	$(3,427)	$(12,918)	$(16,963)	$(47,209)	$(46,214)

Prepaid pension costs of $1.4 million at March 31, 2005, are included in other noncurrent assets; accrued pension costs of $58.3 million and $45.5 million were included in other long-term liabilities at March 31, 2006 and 2005, respectively.

Additional information on the funded status of the Company’s pension plans is as follows:

	Foreign Pension Benefits		Domestic Pension Benefits
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation	$163,364	$155,484	$217,541	$199,972
Aggregate fair value of plan assets	137,301	132,748	142,950	138,042
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation	143,693	126,822	179,794	162,455
Aggregate fair value of plan assets	125,662	109,371	137,829	133,587

Certain operating subsidiaries of the Company’s lumber and building products segment in the Netherlands participate in a multi-employer industry pension plan. Contributions to the plan by those subsidiaries totaled approximately $7.1 million in fiscal year 2006, $5.2 million in fiscal year 2005, and $4.7 million in the transition year 2004.

In fiscal year 2006, the additional minimum pension liability for both foreign and domestic pension plans increased, primarily due to a reduction in the discount rates used to value the benefits for those plans. The increase in the additional minimum liability resulted in an increase in accumulated other comprehensive loss of $16.9 million before income taxes, or $11.0 million after income taxes. In fiscal year 2005, a decrease in the additional minimum liability for domestic plans was more than offset by an increase for the foreign plans that was due primarily to a reduction in the discount rate. On a net basis, the additional minimum liability resulted in an increase in accumulated other comprehensive loss of $7.7 million before income taxes or $5.2 million after income taxes. The additional minimum liability was reduced in 2004 due primarily to stronger equity markets, resulting in an increase in accumulated other comprehensive income of $18.4 million before income taxes, or $12.0 million after income taxes.

The rate of increase in per-capita cost of covered healthcare benefits is assumed to decrease gradually from 10.0% in 2006 to 6.0% for fiscal year 2014.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Benefits Cost

The components of the Company’s net periodic benefits cost are as follows:

	Foreign Pension Benefits			Domestic Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Components of net periodic benefits cost (income):
Service cost	$3,298	$2,527	$2,143	$5,060	$5,083	$3,740	$1,102	$1,095	$835
Interest cost	6,933	7,389	5,086	10,964	10,970	8,302	3,478	2,954	2,749
Expected return on plan assets	(5,836)	(6,460)	(4,389)	(10,146)	(10,366)	(7,803)	(177)	(181)	(137)
Settlement/curtailment cost	—	—	—	1,172	1,536	1,671	—	—	—
Net amortization and deferral	1,970	206	(140)	1,127	3,034	1,916	(48)	(48)	390

Net periodic benefit cost	$6,365	$3,662	$2,700	$8,177	$10,257	$7,826	$4,355	$3,820	$3,837

A one-percentage-point increase in the assumed health care cost trend would increase the March 31, 2006, accumulated benefit obligation by approximately $2.8 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the 2007 fiscal year by approximately $200 thousand. A one percentage point decrease in the assumed health care cost trend would decrease the March 31, 2006, accumulated benefit obligation by approximately $2.4 million; however, the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for the 2007 fiscal year would not change by a significant amount.

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

Universal’s weighted–average target pension asset allocation and target ranges at December 31, 2005, and asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	Target Allocation	Range	Plan Assets at December 31, 2005[3]	Plan Assets at December 31, 2004
Asset Category[1]
Domestic equity securities	55.0%	49% - 61%	54.0%	53.0%
International equity securities	15.0%	13% - 17%	17.6%	18.9%
Fixed income securities[2]	30.0%	25% - 35%	28.4%	28.1%

Total	100.0%		100.0%	100.0%

[1]	The plan holds no real estate assets.
[2]	Actual amounts include cash balances held for the payment of benefits.
[3]	The plan assets were rebalanced in January 2006.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2005, the Company and its outside actuaries completed a study of the asset allocation for the domestic defined benefit plan. Based on this study, the Committee approved certain changes to the asset allocation previously adopted by the Company and that allocation is periodically refined by the Committee. To determine the expected long-term rate of return on assets assumption for the December 31, 2004 measurement date, the Company considered the historical weighted-average annual return for the revised asset allocation. Based on this information, the long-term rate of return assumption was reduced from 8.00% to 7.75% and remained at that level at December 31, 2005.

One of the Company’s foreign subsidiaries sponsors a defined benefit plan in the Netherlands. The plan’s funding is insured, and the insurers govern the investment allocation. The insurer of most of the fund balance is rated ‘AA’ in the Netherlands. The subsidiary’s weighted–average target pension asset allocation and target ranges at December 31, 2005, and asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	Target Allocation	Range	Plan Assets at December 31, 2005	Plan Assets at December 31, 2004
Asset Category*
Equity securities	20.0%	15% - 25%	20.0%	17.0%
Fixed income securities	80.0%	70% - 90%	80.0%	82.0%
Other	—	0% - 5%	—	1.0%

Total	100.0%		100.0%	100.0%

*	The plan holds no real estate assets.

The Company expects to make contributions of $3.8 million to foreign plans and $4.4 million to domestic plans in fiscal year 2007.

Estimated future benefit payments to be made from the Company’s plans are as follows:

	Foreign Pension Benefits	Domestic Pension Benefits	Other Postretirement Benefits
2007	$6,920	$14,453	$4,351
2008	7,222	13,631	4,783
2009	7,460	22,501	4,846
2010	7,946	12,475	4,814
2011	8,038	14,888	4,826
2012-2016	42,326	62,585	23,428

Domestic pension benefits in fiscal year 2009 are actuarially projected to include lump-sum non-qualified benefit payments to certain retiring senior executives.

Other Plans

Universal and several U.S. subsidiaries offer an employer-matched stock purchase plan. Amounts charged to expense for this defined contribution plan were $1.3 million, $1.3 million, and $978 thousand for 2006, 2005, and 2004, respectively.

NOTE 10. COMMON AND PREFERRED STOCK

Common Stock

At March 31, 2006, the Company had 100,000,000 authorized shares of its common stock, and 25,748,306 shares issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board customarily declares and pays regular quarterly dividends on the outstanding common shares;

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

however, such dividends are at the Board’s full discretion, and there is no obligation to continue them. If dividends on the Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) are not declared and paid for any dividend period, then dividends on the common stock may not be paid until the dividends on the Preferred Stock have been paid for a period of four consecutive quarters.

In 1999, the Company distributed, as a dividend, one preferred share purchase right for each outstanding share of common stock. Each right entitles the shareholder to purchase 1/200 of a share of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”) at an exercise price of $110, subject to adjustment. The rights will become exercisable only if a person or group acquires or announces a tender offer for 15% or more of the Company’s outstanding shares of common stock. Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10%. If a person or group acquires the threshold percentage of common stock, each right will entitle the holder, other than the acquiring party, to buy shares of common stock or Series A Preferred Stock having a market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Following the acquisition by any person of more than the threshold percentage of the Company’s outstanding common stock but less than 50% of such shares, the Company may exchange one share of common stock or 1/200 of a share of Series A Preferred Stock for each right (other than rights held by such person). Until the rights become exercisable, they may be redeemed by the Company at a price of one cent per right. The rights expire on February 13, 2009.

Convertible Perpetual Preferred Stock

The Company is also authorized to issue up to 5,000,000 shares of preferred stock. In March 2006, 200,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) were issued under this authorization. The Preferred Stock has a liquidation preference of $1,000 per share and generated approximately $194 million in net cash proceeds, which were used to reduce short-term debt. Holders of the Preferred Shares are entitled to receive quarterly dividends at the rate of 6.75% per annum on the liquidation preference when, as, and if declared by the Company’s Board of Directors. Dividends are not cumulative in the event the Board does not declare a dividend for one or more quarterly periods. Under the terms of the Preferred Stock offering, the Board is prohibited from declaring regular dividends on the Preferred Shares in any period in which the Company fails to meet specified levels of shareholders’ equity and net income; however, in that situation, the Board may instead declare such dividends payable in shares of the Company’s common stock or from net proceeds of common stock issued during the ninety-day period prior to the dividend declaration. The Preferred Shares have no voting rights, except in the event the Company fails to pay dividends for four consecutive or non-consecutive quarterly dividend periods or fails to pay the redemption price on any date that the Preferred Shares are called for redemption, in which case the holders of Preferred Shares will be entitled to elect two additional directors to the Company’s Board to serve until dividends on the Preferred Stock have been fully paid for four consecutive quarters.

The Preferred Shares are convertible, at the option of the holder, at any time into shares of the Company’s common stock at a conversion rate of 21.4001 shares of common stock per preferred share, which represents an initial conversion price of approximately $46.73 per common share. Upon conversion, the Company may, at its option, satisfy all or part of the conversion value in cash. Under certain conditions outlined in the terms of the Preferred Stock, the conversion rate may be adjusted.

During the period from March 15, 2013 to March 15, 2018, the Company may, at its option, convert the Preferred Shares into shares of common stock at the prevailing conversion rate if the closing price of the common stock during a specified period exceeds 135% of the prevailing conversion price. Upon this mandatory conversion, the Company may, at its option, satisfy all or part of the conversion value in cash. On or after March 15, 2018, the Company may, at its option, redeem all or part of the outstanding Preferred Shares for cash at the $1,000 per share liquidation preference.

In April 2006, the Company issued 20,000 additional shares of the Preferred Stock pursuant to the terms of its agreement with the underwriters of the stock offering. The net proceeds from the issuance of these additional shares approximated $19 million and were used to reduce short-term debt.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. EXECUTIVE STOCK PLANS

The Company’s shareholders have approved Executive Stock Plans under which officers, directors, and employees of the Company and its subsidiaries may receive grants and awards of common stock, restricted stock, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options. Currently, grants are outstanding under the 1997 Executive Stock Plan and the 2002 Executive Stock Plan (together, the “Plans”). Up to 2 million shares of the Company’s common stock may be issued under each of the Plans. However, under the 2002 Executive Stock Plan, only 500,000 shares of restricted stock may be awarded. Pursuant to the Plans, non-qualified options have been granted to executives and key employees at an option price equal to the fair market value of a share of common stock on the date of grant.

Options granted under the Company’s Plans generally vest and become exercisable either one to three years or six months after the date of grant. Most options expire ten years after the date of grant. All outstanding options were fully vested as of March 31, 2006. The Company granted stock options, restricted shares, and restricted share units during fiscal year 2006, but expects to grant stock-settled stock appreciation rights instead of stock options in the future.

A summary of the Company’s stock option activity and related information for the fiscal years 2006, 2005, and 2004 follows:

	Fiscal Year Ended March 31, 2006		Fiscal Year Ended March 31, 2005		Nine-Month Transition Year Ended March 31, 2004
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding, beginning of year	1,827,191	$42.64	2,089,311	$39.17	2,742,296	$37.46
Granted	263,500	46.34	838,898	47.75	366,277	43.08
Exercised	(72,000)	36.57	(1,101,018)	39.95	(995,928)	36.24
Cancelled	(6,909)	44.20	—	—	(23,334)	24.69

Outstanding, end of year	2,011,782	43.34	1,827,191	42.64	2,089,311	39.17

Exercisable	2,011,782	43.34	1,208,790	41.66	1,369,064	39.03

Available for grant	738,058		1,051,265		1,037,017

The following table summarizes information concerning currently outstanding and exercisable options as of March 31, 2006:

	Range of Exercise Prices, Per Share
	$20-$30	$30-$40	$40-$50
For options outstanding:
Number outstanding	35,217	617,043	1,359,522
Weighted average remaining contractual life	3.72	4.26	5.76
Weighted average exercise price, per share	$25.52	$37.34	$46.52
For options exercisable:
Number exercisable	35,217	617,043	1,359,522
Weighted average exercise price, per share	$25.52	$37.34	$46.52

Certain potentially dilutive securities outstanding at March 31, 2006 and 2005 were not included in the computation of earnings per diluted share since their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect was antidilutive. These shares totaled 1,698,599 and 825,000 at weighted-average exercise prices of $44.97 and $47.76 per share at March 31, 2006 and 2005, respectively. No options were antidilutive at March 31, 2004.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company granted 65,900 restricted stock units (“RSU’s”) to officers and employees during fiscal year 2006. The market price per share of the RSU’s at grant date was $46.34. Grantees receive equivalent dividends, in the form of additional RSU’s, on the date and at the amount dividends are paid on the Company’s common stock. RSU grants, including the related dividend equivalent RSU’s, vest five years from grant date and are then paid out in shares of common stock. Including the dividend equivalent RSU’s, there were 67,915 RSU’s outstanding at March 31, 2006.

The Company also had granted 28,900 shares of restricted stock to outside directors through March 31, 2006, with an average grant date market price of $37.68 per share. Vesting and lifting of the restrictions occurs upon retirement from service as director.

NOTE 12. COMMITMENTS AND OTHER MATTERS

Commitments

The Company enters into contracts to purchase tobacco from farmers in a number of the countries in which it operates. The majority of these contracts are with farmers in Brazil and several African countries. Most contracts cover one annual growing season, but some contracts with commercial farmers in Africa cover multiple years. With the farmer contracts in Brazil and Africa, the Company typically provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2006, the Company had contracts to purchase approximately $684 million of tobacco from farmers, $517 million of which represented volumes to be delivered during the coming fiscal year. These amounts are estimates since actual quantities purchased will depend on crop yields and prices will depend on the quality of the tobacco delivered. Tobacco purchase obligations have been partially funded by advances to farmers, which totaled approximately $121 million at March 31, 2006. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the seasonal or long-term financing it provided to, or guaranteed for, the farmers. Arrangements to guarantee bank loans to farmers exist primarily in Brazil and are discussed in more detail below.

The Company also has contracts to purchase raw materials and other inventory in its lumber and building products segment ($95 million at March 31, 2006) and its agri-products segment ($158 million at March 31, 2006). Commitments to purchase agri-products inventories are frequently matched to forward sales contracts with customers. In addition to its contractual inventory purchase obligations, the Company has commitments related to approved capital expenditures and various other requirements that approximated $17 million at March 31, 2006.

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At March 31, 2006, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $211 million. About 70% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks would result in a liability for the Company under the related guarantee; however, in that case, the Company would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $211 million, and any unpaid accrued interest. The accrual recorded for the value of the guarantees was approximately $8 million at March 31, 2006 and 2005, respectively. In addition to these guarantees, the Company has contingent liabilities related to European Commission fines in Italy and other legal matters, as discussed in Note 4.

Major Customers

A material part of the Company’s tobacco business is dependent upon a few customers. For the fiscal years ended March 31, 2006 and 2005, and the transition year ended March 31, 2004, revenue from subsidiaries and affiliates of Altria Group, Inc. was approximately $625 million, $510 million, and $450 million, respectively. For the same periods, Japan Tobacco, Inc. accounted for revenue of approximately $280 million, $310 million, and $250 million, respectively. The loss of, or substantial reduction in business from, either of these customers would have a material adverse effect on the Company.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts and Notes Receivable

The Company’s operating subsidiaries within each industry segment perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts and notes receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and such amounts have not been material. The allowance for doubtful accounts was approximately $13 million and $12 million at March 31, 2006 and 2005, respectively, and reflects actual amounts charged off to the allowance of approximately $2 million in fiscal year 2006 and $4 million in fiscal year 2005. In the lumber and building product construction supply operations in the Netherlands, it is traditional business practice to insure a major portion of accounts and notes receivable against uncollectibility for the majority of the amount owed. At March 31, 2006 and 2005, accounts and notes receivable by operating segment were as follows:

	At March 31, 2006	At March 31, 2005
Tobacco	$211,641	$245,226
Lumber and building products	147,407	144,602
Agri-products	106,965	105,135

	$466,013	$494,963

Losses on Agri-Products Inventory and Purchase Commitments

Certain subsidiaries in the Company’s agri-products segment buy, process, package, and sell sunflower seeds and almonds. The markets for both of these commodities were in an oversupply position during the second half of fiscal year 2006, primarily due to unexpectedly high production from the 2005 crops. These conditions caused prices for finished product and prices indicated for raw product to decline significantly. As a result of the declines, the Company recorded losses totaling approximately $17.2 million before tax ($10.9 million after tax) on uncommitted inventory, as well as firm commitments to purchase undelivered raw product, during 2006. Some of the Company’s inventory and purchase commitment positions remain exposed to further price declines, and additional losses may be reported in subsequent periods on any additional price declines.

Customer Claim

Near the end of the nine-month transition year ended March 31, 2004, a customer of a foreign subsidiary rejected certain shipments of tobacco because they did not meet that customer’s requirements. The Company recorded a pretax charge of $10.8 million during the period ended March 31, 2004, to recognize the estimated costs associated with the rejection of this tobacco (primarily shipping costs). Of the charge, $7.6 million was related to shipments delivered in the three months ended December 31, 2003, and was reflected in the income statement for the quarter ended March 31, 2004. The balance of $3.2 million related to shipments delivered in January 2004 and reduced the income of foreign subsidiaries recorded as a direct addition to retained earnings. Management worked with the customer to mitigate the effects of the claim and implemented new procedures to meet customer requirements for future crops. In addition, the Company was able to realize savings in the actual and estimated costs of the claim, and accordingly, reversed approximately $3.5 million of the prior charge during fiscal year 2005 and an additional $400 thousand in fiscal year 2006. The remaining provision of approximately $750 thousand at March 31, 2006, is estimated to be adequate to cover the remaining costs of the claim.

ICMS Tax Changes

The Company’s operating subsidiary in Brazil pays significant amounts of ICMS (“Imposto Sobre Circulacao de Mercadorias e Servicos”) tax. ICMS is a value-added tax on the transfer of goods and services between states in Brazil and is paid when tobacco purchased from farmers outside the state of Rio Grande do Sul is brought into that state for processing. Payment of the ICMS tax generates tax credits that may be used to offset ICMS tax obligations generated on domestic sales of processed tobacco and agricultural materials, or they may be sold or transferred to third parties. Since domestic sales compose only about one-fifth of total sales, the subsidiary has historically generated excess ICMS tax credits that are routinely offered and sold to other companies, generally at a discount, upon approval from state tax authorities. During fiscal year 2005, changes in the ICMS tax regulations were implemented to limit the ability of companies to use purchased ICMS tax credits and to impose new restrictions, including consent from local governmental authorities, on the sale of those credits to third parties. As a result of these changes, management has determined that it is unlikely to realize, through use or sale, a substantial amount of the $49.7 million in ICMS tax credits held at March 31, 2006. Based upon certain estimates and

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions about the future realization of these tax credits, allowances of approximately $14.5 million and $10.1 million were recorded as of March 31, 2006 and 2005, respectively. The Brazilian operating subsidiary began processing tobacco purchased from farmers in the state of Santa Catarina at a new facility in that state during fiscal year 2006. This change will reduce the generation of excess ICMS credits for the current and future crop years. The allowance on ICMS tax credits held at March 31, 2006 may be adjusted in future periods based on market conditions and the ability to use the excess tax credits or sell them to third parties.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable Segment Data

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004
Tobacco	$1,784,557	$1,672,938	$1,275,975	$155,883	$195,517	$181,046
Lumber and building products	880,673	845,922	590,903	40,026	45,744	24,692
Agri-products	846,102	757,197	404,274	4,652	12,789	8,160

Total segments	3,511,332	3,276,057	2,271,152	200,561	254,050	213,898
Corporate expenses				(23,482)	(29,845)	(16,228)
Equity in pretax earnings of unconsolidated affiliates				(15,263)	(15,649)	(6,044)
Restructuring and impairment costs				(57,463)

Consolidated total	$3,511,332	$3,276,057	$2,271,152	$104,353	$208,556	$191,626

	Segment Assets			Goodwill
	At March 31, 2006	At March 31, 2005	At March 31, 2004	At March 31, 2006	At March 31, 2005	At March 31, 2004
Tobacco	$2,087,927	$2,075,611	$1,841,137	$102,822	$102,763	$100,876
Lumber and building products	524,860	519,832	428,521	29,587	30,958	27,273
Agri-products	285,827	286,892	209,903	733	798	778

Total segments	2,898,614	2,882,335	2,479,561	133,142	134,519	128,927
Corporate	2,727	2,989	3,212

Consolidated total	$2,901,341	$2,885,324	$2,482,773	$133,142	$134,519	$128,927

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004
Tobacco	$50,340	$56,253	$36,333	$55,833	$79,365	$56,073
Lumber and building products	14,964	15,066	10,526	14,903	24,271	5,807
Agri-products	2,835	2,814	2,008	3,481	2,121	1,363

Total segments	68,139	74,133	48,867	74,217	105,757	63,243
Corporate

Consolidated total	$68,139	$74,133	$48,867	$74,217	$105,757	$63,243

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Data

	Sales and Other Operating Revenues
	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 31, 2005	Nine-Month Transition Year Ended March 31, 2004
The Netherlands	$796,136	$796,661	$531,807
United States	850,049	688,414	462,723
All other countries	1,865,147	1,790,982	1,276,622

Consolidated total	$3,511,332	$3,276,057	$2,271,152

	Long-Lived Assets
	At March 31, 2006	At March 31, 2005	At March 31, 2004
United States	$223,443	$257,216	$274,633
The Netherlands	179,485	183,251	157,266
Brazil	89,032	90,107	85,612
All other countries	253,962	253,813	188,533

Consolidated total	$745,922	$784,387	$706,044

NOTE 14. UNAUDITED QUARTERLY FINANCIAL DATA

Due to the seasonal nature of the tobacco, lumber and building products, and agri-products businesses, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2006
Sales and other operating revenues	$860,144	$919,304	$878,779	$853,105
Gross profit	139,568	164,471	136,282	138,841
Net income (loss)	11,819	26,514	(5,669)	(24,724)
Net income (loss) per common share:
Basic	0.46	1.03	(0.22)	(0.96)
Diluted	0.46	1.03	(0.22)	(0.96)
Cash dividends declared per common share	0.42	0.42	0.43	0.43
Market price range:
High	48.03	47.70	43.99	48.21
Low	43.08	38.83	36.31	36.17

Fiscal Year Ended March 31, 2005
Sales and other operating revenues	$737,141	$860,171	$852,346	$826,399
Gross profit	136,074	150,511	146,588	178,197
Net income	20,479	13,861	27,907	33,766
Net income per common share:
Basic	0.80	0.54	1.09	1.32
Diluted	0.80	0.54	1.08	1.31
Cash dividends declared per common share	0.39	0.39	0.42	0.42
Market price range:
High	53.01	50.14	49.80	50.57
Low	46.20	42.25	43.31	45.77

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results are as follows:

•	Third Quarter 2006 – a $23.9 million restructuring and impairment charge associated with the closure of the Company’s tobacco processing facility in Danville, Virginia, and other cost reduction initiatives. The charge reduced net income by $15.5 million, or $0.60 per diluted share. In addition, significant market price declines in two products handled by the Company’s agri-products segment (almonds and sunflower seeds) resulted in $11.8 million in inventory valuation and purchase commitment losses that reduced net income by $7.4 million, or $0.29 per diluted share.

•	Fourth Quarter 2006 – a $4.4 million restructuring charge, primarily to recognize additional voluntary and involuntary employee separation costs related to the closure of the Danville, Virginia, tobacco processing facility. The charge reduced net income by $1.6 million, or $0.06 per diluted share. In addition, a $29.2 million impairment charge was recorded to reduce the Company’s investment in its operating subsidiaries in Zimbabwe to estimated fair value. That charge provided no tax benefit, and therefore reduced net income by $29.2 million, or $1.11 per diluted share. Incremental provisions for losses on uncollectible farmer advances in several African countries, Brazil, and the Philippines reduced pre-tax income by $19.5 million, and net income by $9.6 million, or $0.37 per diluted share. Further market price declines in commodities handled by the agri-products segment (principally almonds) resulted in additional inventory valuation and purchase commitment losses of $5.4 million that reduced net income by $3.5 million, or $0.14 per diluted share.

•	Second Quarter 2005 – a $14.9 million charge to recognize fines assessed by the European Commission against two of the Company’s subsidiaries related to tobacco buying practices in Spain. The charge reduced net income by $14.9 million, or $0.58 per diluted share.

•	Fourth Quarter 2005 – a $3.5 million reduction of a 2004 charge related to a customer’s rejection of tobacco. The revised estimate of the cost of the customer claim increased net income by $2.3 million, or $0.09 per diluted share.

NOTE 15. TRANSITION REPORTING FOR THE FISCAL YEAR ENDED MARCH 31, 2004

As described in Note 2, the Company changed its fiscal year-end from June 30 to March 31, effective for fiscal year 2004. In connection with this change, the Company also eliminated the three-month reporting lag previously used for most of its foreign subsidiaries. The disclosures below provide additional information on the operating results of foreign subsidiaries for the three months ended March 31, 2004, which were recorded as a direct addition to retained earnings, as well as unaudited financial information for 2004 recast for the effect of eliminating the reporting lag.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(Unaudited)	Twelve Months Ended March 31, 2004	Quarters Ended
		June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004
Sales and other operating revenues	$2,887,645	$771,734	$768,472	$773,865	$573,574
Operating income	190,020	43,020	63,700	49,837	33,463
Income before income taxes and other items	156,206	35,945	50,733	41,124	28,404
Net income	95,754	23,465	29,235	23,778	19,276
Net income:
Per common share	3.83	0.94	1.17	0.95	0.76
Per diluted common share	3.80	0.94	1.16	0.94	0.75

The above results include the following items:

•	Quarter ended June 30, 2003 – restructuring charges of $5.7 million and a charge of $12 million related to the settlement of a lawsuit;

•	Quarter ended September 30, 2003 – $2.0 million of allocated U.S. fixed factory overhead expense;

•	Quarter ended December 31, 2003 – a charge of $7.6 million related to costs associated with a customer’s rejection of certain shipments of tobacco in that period by a foreign subsidiary and $5.8 million of allocated U.S. fixed factory overhead expense; and

•	Quarter ended March 31, 2004 – an additional charge of $3.2 million related to costs associated with a customer’s rejection of certain shipments of tobacco in that period by a foreign subsidiary, $2.8 million of allocated U.S. fixed factory overhead expense and a remeasurement loss of $10.2 million from currency devaluation, partially offset by interest income of $4.4 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended March 31, 2006 and 2005, and the nine-month period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended March 31, 2006 and 2005, and the nine-month period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 8, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Universal Corporation

We have audited management’s assessment, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, that Universal Corporation maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Universal Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended March 31, 2006 and 2005, and the nine-month period ended March 31, 2004 of Universal Corporation and our report dated June 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

June 8, 2006

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

For the three years ended March 31, 2006, there were no changes in or disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.

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

As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based on its assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2006, has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 70 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2006 Proxy Statement.

The following are executive officers of the Company as of June 1, 2006.

Name	Position	Age
A. B. King	Chairman, President, and Chief Executive Officer	60
H. H. Roper	Vice President and Chief Financial Officer	57
D. C. Moore	Vice President and Chief Administrative Officer	50
K. M. L. Whelan	Vice President and Treasurer	59
G. C. Freeman, III	Vice President	43
P. D. Wigner	General Counsel and Secretary	37
R. M. Peebles	Controller	48
W. K. Brewer	Executive Vice President, Universal Leaf	47
J. M. M. van de Winkel	Chairman and President, Deli Universal, Inc.	57

There are no family relationships between any of the above officers.

All of the above officers, except Messrs. King, Moore, Freeman, Wigner, Peebles, Brewer, and van de Winkel have been employed by the Company in the listed capacities during the last five years. A. B. King served as President and Chief Operating Officer from December 1992 until December 2002 and was elected President and Chief Executive Officer effective January 1, 2003. D. C. Moore was elected Vice President and Chief Administrative Officer effective April 1, 2006, and served as Senior Vice President of Universal Leaf Tobacco Company, Incorporated (“Universal Leaf”) from September 2005 until April 2006, Managing Director of Universal Leaf International SA from April 2002 until September 2005, and Senior Vice President of Universal Leaf Services International Ltd. from September 1999 until April 2002. Mr. Freeman served as General Counsel and Secretary from February 1, 2001, until November 2, 2005, and was elected Vice President on November 2, 2005. P. D. Wigner was elected General Counsel and Secretary on November 2, 2005, served as Senior Counsel of Universal Leaf from November 2004 until November 2005, Counsel of Universal Leaf from March 2003 until September 2004, and was an associate with Williams Mullen, P.C. from November 2000 until March 2003. R. M. Peebles was elected Controller in September 2003. Prior to that time, Mr. Peebles served as a consultant with The Gabriel Group, Inc. from June 2001 to August 2003, was the Assistant Controller with the Pittston Company from November 2000 to March 2001, and was Assistant Controller of CSX Corporation from June 1997 to October 2000. Mr. Brewer served as Vice President, International Processing Director of Universal Leaf from 1993 to 2002, President of Universal Leaf North America U.S., Inc. from January 1, 2002 until March 2006 and was elected Executive Vice President of Universal Leaf on March 24, 2006. J. M. M. van de Winkel was Co-President and Co-Chairman of Deli Universal, Inc. from August 1998 until August 2003 and was elected President and Chairman of the Board of Deli Universal, Inc. on August 5, 2003.

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

Item 11. Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2006 Proxy Statement, which information, except the information under the headings “Report of the Executive Compensation, Nominating, and Corporate Governance Committee” and “Stock Performance Graph”, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Shares of the Company’s common stock are authorized for issuance with respect to the Company’s compensation plans. The following table sets forth information as of March 31, 2006, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity compensation plans approved by shareholders:
1989 Executive Stock Plan	17,153	$38.20
1997 Executive Stock Plan	351,475	37.87
1994 Amended and Restated Stock Option Plan for Non-Employee Directors	53,000	34.23
2002 Executive Stock Plan	1,590,154	44.90	720,058	[2]
Equity compensation plans not approved by shareholders[3]	—	—

Total	2,011,782	$43.34	720,058

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants, and rights.
[2]	The 2002 Executive Stock Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units. Of the 720,058 shares of common stock remaining available for future issuance under that plan, 484,400 shares are available for awards of common stock or restricted stock.
[3]	All of the Company’s equity compensation plans have been approved by shareholders.

Refer also to the caption “Stock Ownership” in the Company’s 2006 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Refer to the caption “Certain Transactions” in the Company’s 2006 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Refer to the caption “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2006 Proxy Statement, which information is incorporated herein by reference.

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

June 13, 2006

	By:	/s/ ALLEN B. KING
Allen B. King
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALLEN B. KING Allen B. King	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2006

/s/ HARTWELL H. ROPER Hartwell H. Roper	Vice President and Chief Financial Officer	June 13, 2006

/s/ ROBERT M. PEEBLES Robert M. Peebles	Controller (Principal Accounting Officer)	June 13, 2006

/s/ JOHN B. ADAMS, JR. John B. Adams, Jr.	Director	June 13, 2006

/s/ CHESTER A. CROCKER Chester A. Crocker	Director	June 13, 2006

/s/ JOSEPH C. FARRELL Joseph C. Farrell	Director	June 13, 2006

/s/ CHARLES H. FOSTER, JR. Charles H. Foster, Jr.	Director	June 13, 2006

/s/ THOMAS H. JOHNSON Thomas H. Johnson	Director	June 13, 2006

Signature	Title	Date
/s/ EDDIE N. MOORE, JR. Eddie N. Moore, Jr.	Director	June 13, 2006

/s/ JEREMIAH J. SHEEHAN Jeremiah J. Sheehan	Director	June 13, 2006

/s/ HUBERT R. STALLARD Hubert R. Stallard	Director	June 13, 2006

/s/ WALTER A. STOSCH Walter A. Stosch	Director	June 13, 2006

/s/ DR. EUGENE P. TRANI Dr. Eugene P. Trani	Director	June 13, 2006

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant’s Form 8-A Registration Statement, dated December 22, 1998, File No. 1-652).

3.2	Amendment to the Articles of Incorporation in the form of a Certificate of Designation with respect to Series B 6.75% Convertible Perpetual Preferred Stock of the Registrant.*

3.3	Amended and Restated Bylaws (as of March 10, 2006).*

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.2	Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 3, 1998, File No. 1-652).

4.3	First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 7, 1999, File No. 1-652).

4.4	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

4.5	Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

4.6	Form of Fixed Rate Note due November 21, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2000, File No. 1-652).

4.7	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 1-652).

4.8	Form of Fixed Rate Note due February 15, 2008 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 12, 2001, File No. 1-652).

4.9	Form of Fixed Rate Note due February 15, 2007, (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2002, File No. 1-652).

4.10	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 3, 2002, File No. 1-652).

4.11	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2002, File No. 1-652).

4.12	Form of Fixed Rate Note due September 20, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2002, File No. 1-652).

4.13	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 24, 2002, File No. 1-652).

4.14	Form of Fixed Rate Note due September 26, 2012 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2002, File No. 1-652).

4.15	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2002, File No. 1-652).

4.16	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2002, File No. 1-652).

Exhibit Number	Document
4.17	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2002, File No. 1-652).

4.18	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2002, File No. 1-652).

4.19	Form of Floating Rate Note due 2008 (incorporated herein by reference to Registrant’s Current Report on Form 8-K dated May 25, 2005, File No. 1-652).

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

10.1	Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.2	Universal Leaf Tobacco Company, Incorporated Supplemental Stock Purchase Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.3	Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.4	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.5	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.6	Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.7	Universal Corporation 1989 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.8	Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

10.9	Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

10.10	Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.11	Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.12	Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.13	Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

Exhibit Number	Document
10.14	Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors dated October 27, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-652).

10.15	Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.16	Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

10.17	First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.18	Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.19	Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.20	Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.21	Form of Employment Agreement dated January 15, 1998, between Universal Corporation and named executive officers (Henry H. Harrell, Allen B. King, William L. Taylor, Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.22	Form of Employment Agreement dated October 23, 2003, between Universal Corporation and named executive officers (George C. Freeman, III and James H. Starkey, III) (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-652).

10.23	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.24	Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-652).

10.25	1997 Non-Qualified Stock Option Agreement between Deli Universal, Inc. and J. M. M. van de Winkel (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.26	Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.27	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.28	Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

Exhibit Number	Document
10.29	Agreement for Stemming Services between Philip Morris Incorporated and Universal Leaf Tobacco Company, Incorporated, dated May 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.30	Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.31	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.32	Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.33	Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.34	Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.35	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-652).

10.36	Amendment No. 1 to Stemming Services Agreement by and between Philip Morris Incorporated and Universal Leaf Tobacco Company Incorporated dated August 29, 2002 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-652).

10.37	Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual report on form 10-K for the fiscal year ended June 30, 2003, file no. 1-652).

10.38	Form of 2002 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.39	Form of 2002 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.40	Credit Agreement dated as of January 7, 2005, among the Registrant and the Registrant’s subsidiaries identified therein as a “Guarantor” and such other entities as may from time to time become a party thereto, the lenders named therein and such other lenders as may become a party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K for the dated January 13, 2005, File No. 1-652).

10.41	Amendment No. 2 to Agreement for Stemming Services between Philip Morris Incorporated and Universal Leaf Tobacco Company, Incorporated, dated March 31, 2004 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005, File No. 1-652).

10.42	Form of 2005 Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 9, 2005, File No. 1-652).

Exhibit Number	Document
10.43	Amendment No. 3 to Stemming Services Agreement between Philip Morris USA Inc. and Universal Leaf Tobacco Company, Incorporated, dated July 1, 2005 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-652).

10.44	Form Aircraft Time Sharing Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 17, 2005, File No. 1-652).

10.45	First Amendment to Credit Agreement, dated as of March 27, 2006, among the Registrant, as Borrower, and the banks named therein as Lenders (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 31, 2006, File No. 1-652).

10.46	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 1-652).

10.47	Form of Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 1-652).

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

[THIS PAGE INTENTIONALLY LEFT BLANK]