Form 10-Q
period 2006-06-30
UNIVERSAL CORP /VA/
filed 2006-08-09
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2006, the total number of shares of common stock outstanding was 25,748,306.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended June 30,
	2006	2005
	(Unaudited)
Sales and other operating revenues	$943,209	$860,144

Costs and expenses
Cost of goods sold	786,934	720,576
Selling, general and administrative expenses	112,480	100,566
Impairment charge	12,289	—

Operating income	31,506	39,002
Equity in pretax earnings (loss) of unconsolidated affiliates	(3,088)	(2,921)
Interest expense	18,151	18,808

Income before income taxes and other items	10,267	17,273
Income taxes	13,191	6,823
Minority interests	(576)	(1,369)

Net income (loss)	(2,348)	11,819

Dividends on convertible perpetual preferred stock	(3,547)	—

Earnings (loss) available to common shareholders	$(5,895)	$11,819

Basic earnings (loss) per common share	$(0.23)	$0.46

Diluted earnings (loss) per common share	$(0.23)	$0.46

Retained earnings - beginning of period	$697,987	$733,763
Net income (loss)	(2,348)	11,819
Cash dividends declared:
Common stock ($.43 in 2006; $.42 in 2005)	(11,072)	(10,786)
Series B 6.75% Convertible Perpetual Preferred Stock	(3,547)	—

Retained earnings - end of period	$681,020	$734,796

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2006	June 30, 2005	March 31, 2006
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$93,518	$64,223	$66,632
Accounts receivable, net	473,246	489,248	466,013
Advances to suppliers, net	143,517	151,492	121,355
Accounts receivable - unconsolidated affiliates	28,171	4,693	19,215
Inventories - at lower of cost or market:
Tobacco	812,489	838,089	666,708
Lumber and building products	178,622	148,157	170,331
Agri-products	148,707	166,587	166,122
Other	55,441	70,185	49,596
Prepaid income taxes	4,374	4,132	3,943
Deferred income taxes	22,264	7,151	22,078
Other current assets	81,514	64,869	50,605

Total current assets	2,041,863	2,008,826	1,802,598

Property, plant and equipment
Land	78,700	72,002	72,617
Buildings	411,211	378,851	398,395
Machinery and equipment	701,500	760,505	704,503

	1,191,411	1,211,358	1,175,515
Less accumulated depreciation	(614,056)	(588,650)	(593,418)

	577,355	622,708	582,097
Other assets
Goodwill and other intangibles	142,750	135,420	136,130
Investments in unconsolidated affiliates	100,833	86,390	102,419
Deferred income taxes	88,310	90,967	95,183
Other noncurrent assets	154,847	172,923	182,914

	486,740	485,700	516,646

Total assets	$3,105,958	$3,117,234	$2,901,341

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2006	June 30, 2005	March 31, 2006
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$487,850	$538,460	$448,601
Accounts payable	381,379	355,313	332,732
Accounts payable - unconsolidated affiliates	2,705	637	2,996
Customer advances and deposits	187,189	144,230	98,871
Accrued compensation	30,347	27,611	33,995
Income taxes payable	15,900	32,622	12,026
Current portion of long-term obligations	8,534	113,438	8,585

Total current liabilities	1,113,904	1,212,311	937,806

Long-term obligations	761,520	838,733	762,201

Postretirement benefits other than pensions	43,401	43,918	45,560

Other long-term liabilities	148,411	133,916	136,082

Deferred income taxes	41,387	41,421	37,022

Total liabilities	2,108,623	2,270,299	1,918,671

Minority interests	17,374	30,750	17,799
Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 authorized shares, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 authorized shares, 220,000 issued and outstanding (none at June 30, 2005, and 200,000 at March 31, 2006)	213,024	—	193,546
Common stock, no par value, 100,000,000 authorized shares, 25,748,306 issued and outstanding (25,682,609 at June 30, 2005, and 25,748,306 at March 31, 2006)	124,032	118,010	120,618
Retained earnings	681,020	734,796	697,987
Accumulated other comprehensive loss	(38,115)	(36,621)	(47,280)

Total shareholders’ equity	979,961	816,185	964,871

Total liabilities and shareholders’ equity	$3,105,958	$3,117,234	$2,901,341

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended June 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,348)	$11,819
Depreciation	17,700	15,695
Amortization	699	1,127
Impairment charge	12,289	—
Other adjustments to reconcile net income to net cash provided by operating activities	4,932	16,163
Changes in operating assets and liabilities	(22,611)	(113,622)

Net cash provided (used) by operating activities	10,661	(68,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13,141)	(27,076)
Sales of property, plant, and equipment and other	294	2,171

Net cash used by investing activities	(12,847)	(24,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	24,952	125,436
Repayment of long-term debt	(51)	(11,439)
Issuance of convertible perpetual preferred stock, net of issuance costs	19,478	—
Issuance of common stock	—	490
Dividends paid on common stock	(11,072)	(10,786)
Dividends paid on convertible perpetual preferred stock	(3,547)	—
Other	(973)	(3,713)

Net cash provided by financing activities	28,787	99,988

Effect of exchange rate changes on cash	285	(667)

Net increase in cash and cash equivalents	26,886	5,598
Cash and cash equivalents at beginning of year	66,632	58,625

Cash and cash equivalents at end of period	$93,518	$64,223

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (the “Company” or “Universal”), has operations in tobacco, lumber and building products, and agri-products. Because of the seasonal nature of these businesses, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Universal adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) effective April 1, 2006. SFAS 123R requires that share-based payments, such as grants of stock options, restricted shares, restricted share units, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. Disclosures related to the adoption of the Statement and the Company’s share-based compensation programs are provided in Note 5.

Effective April 1, 2006, the Company also adopted FASB Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amended Accounting Research Bulletin No. 43 (“ARB 43”) to clarify that abnormal amounts of production-related costs, such as idle facility expense, freight, handling costs, and wasted materials, should be recognized as current-period charges rather than being recorded as inventory cost. SFAS 151 also requires that allocation of fixed production overhead to inventory cost be based on the normal capacity of a company’s production facilities. The impact of adopting SFAS 151 was not material to the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that positions taken or expected to be taken in tax returns meet a more-likely-than-not threshold in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the more-likely-than-not criterion. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by Universal in the first quarter of its fiscal year ending March 31, 2008. Universal has not yet determined the impact that FIN 48 will have on its financial statements.

NOTE 3. GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At June 30, 2006, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $119 million. About 48% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company under the related guarantee; however, in that case, the Company would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $119 million, and any unpaid accrued interest. The accrual recorded for the value of the guarantees was approximately $8 million and $4 million at June 30, 2006 and 2005, respectively, and approximately $8 million at March 31, 2006. In addition to these guarantees, the Company has contingent liabilities related to European Commission fines in Italy and other legal matters, as discussed below.

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

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. The Company has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process.

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

Investment in Zimbabwe Operations

The Company deconsolidated its operations in Zimbabwe as of January 1, 2006, under U.S. accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After deconsolidation, the Company recorded a non-cash impairment charge during the quarter ended March 31, 2006, to adjust the investment in those operations to estimated fair value. The investment is now accounted for using the cost method and is reported on the balance sheet in investments in unconsolidated affiliates. Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company intends to continue its operations there. At June 30, 2006, the remaining investment in the Zimbabwe operations was approximately $8.7 million. In addition to that investment, the Company has a net foreign currency translation loss associated with those operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss.

NOTE 4. IMPAIRMENT CHARGE

Since fiscal year 2002, Universal has invested in various tobacco growing projects in several African countries. Some of these projects involve the establishment and operational start-up of medium or large-scale farms. The primary objective of the projects was to replace a portion of the volumes lost in recent years from the significant decline in production of flue-cured tobacco in Zimbabwe and thus continue to meet customer demand for African-origin flue-cured tobacco. Normally, several crop years are required to assess whether a growing project will be able to consistently meet planned production levels. During the quarter ended June 30, 2006, progress toward completion of the latest crop cycle allowed the Company to begin evaluating those growing projects with sufficient history to make a reliable assessment. In connection with that review, the Company reduced its estimates of expected longer-term crop yields and related future cash flows for certain growing projects in Zambia based on actual yields achieved since inception of the projects and other operational factors. Carrying values of the assets were also reviewed for potential impairment using the undiscounted cash flow estimates. Based on its review, the Company determined that those growing project investments were impaired and recorded a charge of $12.3 million to reduce the carrying values of the related long-lived assets to estimated fair value based on the discounted cash flows. Based on the Company’s outlook on its overall tax position, no income tax benefit was recorded on the charge, and therefore, it reduced the Company’s net income for the quarter by $12.3 million, or $0.48 per share. Also as a result of this review, the Company recorded a valuation allowance for deferred tax assets related to prior year operating losses in Zambia that reduced net income by an additional $4.9 million, or $0.19 per share. Additional discussion of this valuation allowance is provided in Note 11.

Zambia and other African countries remain important sources of flue-cured tobacco. The Company will continue to evaluate its growing project investments on an ongoing basis. Based on current crop yield and cash flow estimates, no other impaired assets have been identified. However, if any of the growing projects produce yields significantly below expectations in the future, it is possible that additional impairments would be indicated.

NOTE 5. STOCK-BASED COMPENSATION

Adoption of FASB Statement No. 123R

As discussed in Note 2, Universal adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) effective April 1, 2006. Previously, the Company accounted for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS 123, “Accounting for Stock-Based Compensation,” and made required disclosures of the pro forma effect of fair value recognition for those awards. Prior to the fiscal year that ended March 31, 2006, stock options with an exercise price equal to the market price of the underlying common stock at grant date were the predominant form of stock-based compensation awarded. These instruments had no intrinsic value at grant date under APB 25 and therefore did not result in compensation expense being recognized in the financial statements. During fiscal year 2006, the Company revised its compensation program to substitute annual grants of restricted stock units (“RSUs”) and restricted stock for a portion of the customary stock option grants awarded in prior years. The program was further revised in the current fiscal year to provide annual grants of stock-settled stock appreciation rights (“SARs”) in place of the remaining portion of the customary stock option grants. These changes represent refinements in program design only, and the Company is still authorized to award stock options and other forms of share-based compensation under its shareholder-approved executive stock plans.

Under SFAS 123R, the Company is required to recognize the cost of services received from employees and outside directors in exchange for stock-based compensation based on the fair value of the awards. The Company adopted SFAS 123R using the modified prospective transition method. Under this method, the Company began recognizing fair value compensation expense on April 1, 2006, but did not restate prior periods. The amount of compensation expense was based on the guidance in SFAS 123R for SARs, RSUs, and restricted stock granted after the April 1, 2006 adoption date, and on the guidance in SFAS 123 for all unvested RSUs granted before that date.

Awards Granted During the Three Months Ended June 30, 2006

In June 2006, Universal issued grants of 265,500 SARs and 66,400 RSUs to officers of the Company. The SARs have a 10-year term, vest in equal one-third tranches one, two, and three years after grant date, and have an exercise price of $36.03, which was the market price at grant date. The RSUs vest five years from grant date and are then paid out in shares of common stock. Under the terms of those awards, grantees receive dividend equivalents in the form of additional RSUs which vest and are paid out on the same date as the original RSU grant. The Company’s outside directors automatically receive shares of restricted stock following the Annual Meeting of Shareholders.

Determination of the Fair Value of Stock-Based Compensation

The grant date fair value of the SARs awarded in June 2006 was estimated to be $8.11 per SAR using the Black-Scholes pricing model and the following assumptions:

Expected term	6.0 years
Expected volatility	31.6%
Expected dividend yield	4.77%
Risk-free interest rate	4.67%

The expected term of the SARs was based on the Company’s historical stock option exercise data for instruments with comparable features and economic characteristics. The expected volatility was estimated based on historical volatility of the Company’s common stock using weekly closing prices. The expected dividend yield was based on the annualized quarterly dividend rate and the market price of the common stock at grant date. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the grant date for securities with a remaining term equal to the expected term of the SARs.

The fair value of the RSUs and restricted stock is based on the market price of the common stock on the grant date.

Recognition of Compensation Expense

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For RSUs granted prior to the adoption of SFAS 123R, the Company is recognizing expense based on the fair value method under SFAS 123R; however, consistent with its prior pro forma disclosures, that expense is recognized ratably over the full vesting period of the award, with acceleration of the remaining unrecognized expense in the event an employee elects to retire before the stated vesting date.

For the three months ended June 30, 2006, the Company recorded total stock-based compensation expense of approximately $2.7 million, a significant portion of which represented recognition of the full fair value of SARs and RSUs granted in June to employees who were already retirement-eligible. For the remainder of the fiscal year ending March 31, 2007, the Company expects that it will record additional stock-based compensation expense of approximately $1.6 million. The effect of adopting SFAS 123R on the Company’s financial statements, which represents the effect of higher expense than would have been recognized under the provisions of APB 25, for the three months ended June 30, 2006, was as follows:

(In thousands of dollars, except per share data)	Three Months Ended June 30, 2006
Income before income taxes and other items	$(2,489)
Net income	(1,618)
Basic earnings per share	(0.06)
Diluted earnings per share	(0.06)

SFAS 123R requires the presentation of excess tax benefits realized from the exercise or payment of stock-based awards in the financing section of the cash flow statement, which is a change from previous guidance. No awards were exercised or paid during the three months ended June 30, 2006, so the adoption of the new standard did not affect net cash flows from operations or financing activities. At June 30, 2006, the Company had $4.3 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 2 years.

There were no grants, exercises, or cancellations of stock options after March 31, 2006. The weighted average remaining contractual life of stock options currently outstanding and exercisable is as follows:

	Range of Exercise Prices, Per Share
	$20-$30	$30-$40	$40-$50
Weighted average remaining contractual life (in years)	3.47	4.01	5.51

Pro Forma Effect of Fair Value-Based Method on Prior Comparative Periods

Had the Company adopted the fair value-based recognition provisions of SFAS 123 for comparative periods prior to the adoption of SFAS 123R, the pro forma effect on net income and earnings per share would have been as follows:

(In thousands of dollars, except per share data)	Three Months Ended June 30, 2005
Net income	$11,819
Stock-based compensation cost, net of tax effect, under fair value accounting	(1,617)

Pro forma net income under fair value method	$10,202

Basic earnings per share	$0.46
Per share stock-based compensation cost, net of tax effect, under fair value accounting	(0.06)

Pro forma basic earnings per share	$0.40

Diluted earnings per share	$0.46
Per share stock-based compensation cost, net of tax effect, under fair value accounting	(0.06)

Pro forma diluted earnings per share	$0.40

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,
(In thousands of dollars, except per share data)	2006	2005
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss)	$(2,348)	$11,819
Less: Dividends on convertible perpetual preferred stock	(3,547)	—

Earnings (loss) available to common shareholders	(5,895)	11,819

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	25,748,306	25,670,747

Basic earnings (loss) per share	$(0.23)	$0.46

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Earnings (loss) available to common shareholders	$(5,895)	$11,819
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	—

Earnings (loss) available to common shareholders	$(5,895)	$11,819

Denominator for diluted earnings (loss) per share
Weighted average shares outstanding	25,748,306	25,670,747
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	—
Employee share-based awards	—	126,747

Denominator for diluted earnings (loss) per share	25,748,306	25,797,494

Diluted earnings (loss) per share	$(0.23)	$0.46

For the three months ended June 30, 2006, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock and exercise of employee share-based awards was not assumed since the effect is antidilutive. The Preferred Stock was not outstanding during the three months ended June 30, 2005.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings is as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2006	2005

Net income (loss)	$(2,348)	$11,819

Foreign currency translation adjustment, net of taxes	9,071	(8,294)

Foreign currency hedge adjustment, net of taxes	94	568

Comprehensive income	$6,817	$4,093

NOTE 8. SEGMENT INFORMATION

Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	Three Months Ended June 30,
(in thousands of dollars)	2006	2005
SALES AND OTHER OPERATING REVENUES
Tobacco	$447,611	$395,392
Lumber and building products	285,930	243,196
Agri-products	209,668	221,556

Consolidated total	$943,209	$860,144

OPERATING INCOME
Tobacco	$25,370	$17,871
Lumber and building products	20,906	14,879
Agri-products	3,820	7,521

Total segment operating income	50,096	40,271
Less:
Corporate expenses	9,389	4,190
Equity in pretax earnings (loss) of unconsolidated affiliates	(3,088)	(2,921)
Impairment charge	12,289	—

Consolidated total	$31,506	$39,002

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

The components of the Company’s net periodic benefit cost are as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$809	$653	$1,390	$1,349	$306	$302
Interest cost	1,740	1,727	2,861	2,732	867	727
Expected return on plan assets	(1,481)	(1,501)	(2,599)	(2,538)	(43)	(45)
Settlement cost	—	—	980	—	—	—
Net amortization and deferral	170	(33)	986	729	168	(12)

Net periodic benefit cost	$1,238	$846	$3,618	$2,272	$1,298	$972

During the three months ended June 30, 2006, the Company made contributions of $0.3 million to foreign plans and $1.6 million to domestic plans. Additional contributions of $4.1 million to foreign plans and $6.0 million to domestic plans are expected during the remaining nine months of the fiscal year.

NOTE 10. RESTRUCTURING LIABILITY

During the second half of the fiscal year ended March 31, 2006, the Company recorded restructuring and impairment costs associated with decisions to close a leaf tobacco processing facility in Danville, Virginia, and to reduce costs through voluntary and involuntary staff reductions in the United States and the closure of two administrative offices overseas. The restructuring costs totaled approximately $7.1 million and consisted of approximately $6.4 million in one-time and special termination benefits and approximately $700 thousand in lease costs on vacated office space and employee relocation costs. The termination benefits related to 353 employees whose positions were involuntarily eliminated and 31 employees who accepted voluntary separation offers. Through March 31, 2006, only a portion of the restructuring costs had been paid. The activity in the Company’s liability for restructuring costs for the quarter ended June 30, 2006, was as follows:

Balance at beginning of year.	$5,046
Payments:
One-time and special termination benefits	(1,769)
Other costs	(61)

Balance at end of period	$3,216

The payments for termination benefits during the quarter were made to 32 employees. Of the remaining restructuring liability, approximately $1.9 million will be paid during the next twelve months, and the majority of the remaining balance will be paid within three years.

NOTE 11. INCOME TAXES

Universal’s consolidated effective income tax rate for the three months ended June 30, 2006, was approximately 128%. As discussed in Note 4, based on a review of the Company’s tobacco growing projects in Africa during the quarter, a $12.3 million impairment charge was recorded to reduce the carrying value of certain growing project assets in Zambia to estimated fair value. In connection with that review, the Company determined that it is unlikely to realize an income tax benefit on that charge and also unlikely to realize approximately $4.9 million in deferred tax assets related to prior years’ operating losses in Zambia. As a result, no tax benefit was provided on the impairment charge and a valuation allowance was recorded for the total amount of the deferred tax assets, generating the unusually high effective tax rate. Income tax expense for the three months ended June 30, 2006, was approximately $9.2 million higher than it would have been at the approximately 37% effective tax rate applicable to pretax earnings excluding the charge. The consolidated effective income tax rate for the three months ended June 30, 2005, was approximately 39.5%. The effective tax rate expected for the remainder of the fiscal year is lower than the prior fiscal year primarily because of the deconsolidation of the Zimbabwe operations.

NOTE 12. SUBSEQUENT EVENT

In July 2006, Universal reached an agreement to sell the non-tobacco businesses managed by its wholly-owned subsidiary, Deli Universal, Inc. These operations comprise the Company’s entire lumber and building products segment and a portion of its agri-products segment. The overall transaction is valued at approximately $540 million based on the financial statements of the businesses at March 31, 2006. Net proceeds, which include cash and the assumption of debt, are expected to be approximately $520 million, and the cash proceeds will be used to reduce outstanding debt at closing. Based on current estimates, the Company expects to record a loss on the transaction, net of selling expenses, of approximately $25 million after taxes. The transaction is expected to close in the current fiscal year. The actual proceeds and the related loss could be higher or lower than the estimates provided above, depending on the actual accounts of the businesses at the closing date.

At June 30, 2006, the Company was in discussions with the buyer regarding the potential sale of the businesses. However, the parties had not agreed to definitive terms, the Company’s Board of Directors had not approved a transaction, and the Company did not have a plan to otherwise divest the businesses that met the criteria for classifying them as “held for sale” at that date. Accordingly, the financial position, results of operations, and cash flows of the businesses are included in continuing operations in the June 30, 2006, financial statements. Beginning with the financial statements for the interim period ending September 30, 2006, the accounts of these businesses will be reported as discontinued operations. Under the applicable accounting guidelines, the actual or estimated loss on the transaction will also be recorded in that period, irrespective of the actual closing date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: anticipated levels of demand for and supply of its products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; and general economic, political, market, and weather conditions. Lumber and building products earnings are also affected by changes in exchange rates between the U.S. dollar and the euro. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made and undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Working Capital

Working capital at June 30, 2006, was $928 million, up $63 million from the level at March 31, 2006. Significant components of working capital have increased, reflecting seasonal expansion. Tobacco inventories have increased by $146 million. Those increases were primarily financed using notes payable and customer advances and deposits, which together increased by about $128 million. We expect seasonal increases in working capital items as tobacco inventories increase during the first half of the fiscal year when tobacco is received and processed in Africa and Brazil and is awaiting shipment to customers. In Africa, shipments to customers usually have just begun by the end of June, while shipments in Brazil usually are well underway at that point. For the past three years, first quarter shipments from Brazil have been delayed causing larger than usual inventories there. During the second half of the year, the balances usually begin to decline as inventories are shipped and receivables collected. We have also seen a decrease of $17 million in agri-products inventories since March 31, 2006, due primarily to the sale of almond inventories.

Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, this quarter our uncommitted inventories were $168 million, or 21% of our inventory compared to $108 million, or 13% of our June 30, 2005 inventory. The growth in uncommitted inventory in Brazil accounts for the majority of this change and was caused primarily by lower requirements by certain customers than anticipated when commitments were made to growers last year. Management plans to reduce the level of uncommitted inventories as production of tobacco is lowered. During the quarter, customer advances increased by about $88 million, to $187 million and provided more than 58% of the funding for tobacco inventory purchases. The level of customer advances can vary from year to year as customers review their circumstances. Accordingly, we treat such advances as borrowings when we review our balance sheet structure.

Working capital increased by about $131 million during the period from June 30, 2005, to June 30, 2006. Decreases in notes payable and current portion of long-term obligations of $51 million and $105 million, respectively, drove the increase in working capital. These decreases in debt were due to the application of the proceeds from the issuance of convertible preferred stock in March and April 2006.

Investing Activities

During the quarter ended June 30, 2006, we invested about $13.1 million in our fixed assets, which was $4.6 million less than our depreciation expense for the quarter of $17.7 million. The reduction in spending is part of our plan to improve cash flow. In the first quarter of fiscal year 2006, capital spending was $27 million as we completed the construction of our Mozambique facility.

Financing Activities

Total debt increased by $39 million during the quarter as we funded our working capital needs. Total debt as a percentage of total capitalization (including total debt, deferred taxes, minority interests, and shareholders’ equity) was approximately 55% at June 30, 2006, down from approximately 63% at June 30, 2005. The reduction is due to the issuance of $220 million of convertible preferred stock in March and April 2006. The proceeds of that issuance were used to reduce debt.

As of June 30, 2006, we were in compliance with the covenants of our debt agreements. We had $490 million available under a five-year committed revolving credit facility and $94 million in cash. We have an undenominated shelf registration filed with the Securities and Exchange Commission, and over $500 million in unused, uncommitted bank lines. Our short-term debt and current maturities of long-term debt totaled $496 million. Thus, we believe that our liquidity and capital resources at June 30, 2006, remained adequate to support our foreseeable operating needs.

In July 2006, we announced the definitive agreement to sell the non-tobacco businesses of our subsidiary, Deli Universal, Inc. We expect the transaction to result in net proceeds, including cash and the assumption of debt, of approximately $520 million, based on the March 31, 2006, accounts. Actual proceeds could be larger or smaller depending upon the accounts of the businesses at closing. The results, financial position, and cash flows for these businesses will be reported as discontinued operations starting in the second quarter of this fiscal year. We intend to use the proceeds of the transaction to reduce debt. Share repurchases will be considered as part of our normal internal decision process when our operations generate free cash flow.

Results of Operations

For the quarter ended June 30, 2006, we recorded a net loss of $2.3 million, or 23 cents per diluted share, compared to net income of $11.8 million, or 46 cents per diluted share, last year. The current quarter’s loss reflected a $12.3 million impairment charge on long-lived assets used in tobacco growing projects in Zambia. No tax benefit was recorded on the impairment charge, and therefore net income was reduced by $12.3 million, or 48 cents per diluted share. In addition, we determined that we were not likely to realize tax benefits associated with prior year losses in Zambia, and accordingly, recorded a $4.9 million valuation allowance on deferred tax assets. The total effect of these issues related to Zambia was a reduction of net income of $17.2 million, or 67 cents per diluted share. Revenues were $943 million in the quarter, compared to $860 million a year ago.

Tobacco segment results were significantly higher in the quarter despite adverse shipment timing factors. The largest timing differences were in Brazil where shipments were delayed this year, partly due to bottlenecks at outbound shipping ports, and in Malawi where last year’s first quarter reflected large carryover sales. Carryover shipments in the United States, Europe, and Asia increased earnings. Additional volumes in the United States benefited the quarter. No savings from the closure of the Danville, Virginia, factory were recognized during the period.

The benefits will be recognized as the upcoming U.S. crops are processed and shipped. Zimbabwe operations were deconsolidated in the last quarter of fiscal year 2006, and the absence of losses from that operation was a major benefit to the earnings comparison. Partially offsetting these factors was an additional loss in the Philippines following last winter’s floods that destroyed most of the current crop. Dark tobacco operations benefited from carryover shipments and product mix as wrapper sales represented a higher portion of the total. Savings from the Company’s overhead reduction program were offset by the effect of adopting new rules for stock-based compensation and settlement costs related to pension payments.

Non-tobacco results were mixed for the quarter. Lumber and building products operations had an excellent quarter with results driven by improved results in both divisions. Construction supply benefited from higher revenues and margins, largely due to price increases, while higher earnings in retail supply were driven primarily by the results from small operations acquired in the last year. Agri-products results were weaker in the quarter, principally due to continued problems with our nut processing operation. The operation continues to have supply sourcing problems which have negatively impacted results in the quarter. In addition, we had less revenue in merchandising and lower seed margins due to continued depressed pricing related to last year’s oversupply in sunflower seeds. The results for most of these businesses will be reported as discontinued operations starting in the second quarter of this fiscal year. Based on current estimates, we expect to record an after-tax loss on this transaction, including selling expenses, of up to $25 million in the second quarter.

Corporate expenses were higher due to the recognition of over $2 million in expense related to the adoption of new accounting requirements for stock-based compensation, as well as higher professional fees and pension settlement costs in the current quarter. In addition, the prior year’s first quarter benefited from a currency gain of almost $1 million on a foreign withholding tax refund. Higher borrowing costs on short-term debt caused by rising market interest rates and the effect of the recent credit rating downgrades offset the benefit of lower debt levels. Thus, interest expense was consistent with the prior year’s first quarter.

The effective tax rate for the quarter was 128%. We did not record any tax benefit on its $12.3 million asset impairment charge in the quarter since we believe that we will be unable to utilize the net operating loss carryforward that will be generated by the charge. In addition, the $4.9 million valuation allowance on deferred tax assets associated with Zambia also increased the effective tax rate. The effective tax rate for the remaining quarters of fiscal year 2007 should be approximately 37%.

World markets for flue-cured and burley tobacco continue to have excess supply, although there are indications that supply will be reduced by the end of fiscal year 2007 as crop production diminishes. Flue-cured tobacco production in exporting countries other than China is expected to decrease by 6.7% as crop sizes decline in Brazil, the main African exporting countries, and the European Union (“E.U.”). The decline in Africa was the result of severe drought conditions in Tanzania and production problems in Zimbabwe, where farmers faced fuel shortages and difficulties in obtaining crop inputs. Changes in the application of the E.U. tobacco subsidy will abruptly end flue-cured production in Greece. Although Universal does not buy Greek flue-cured tobacco, this crop reduction will affect the worldwide market balance. In

Brazil, the benefits of the improved quality of the 2006 crop were offset by the effect of higher farmer prices due to the stronger local currency, which negatively impacted demand. Thus, Brazilian flue-cured tobacco continues to be in an oversupply situation, and flue-cured production in Brazil should continue to fall in the near future. Burley production in 2006 is projected to decrease by 1.2% with estimated decreases in Europe, Brazil, and Argentina. The decreases in these producing areas are partially offset by increases expected in the United States, Malawi, Mozambique, and Uganda. The change in the E.U. subsidy application will reduce burley production in Europe. The demand by domestic manufacturers in the United States has resulted in increased burley crop sizes there, and the expansion of production into areas that have not traditionally grown burley. In Malawi, burley production is projected to increase to more normal levels, but remain well below the record 2004 crop.

Fiscal year 2007 will remain challenging despite these crop reductions, and additional correction will be needed for crops to be sold in fiscal year 2008. Nonetheless, we have begun the process of reducing crop sizes to re-establish equilibrium between supply and demand for leaf tobacco. In addition, as we begin the new fiscal year, we are focused on a number of steps that we will take to improve our results. We will continue to build on the steps taken in fiscal year 2006 to improve our financial position, and we will focus our time and energies on our primary business – purchasing, processing, and selling leaf tobacco. We will continue our efforts to improve or eliminate marginal operations. We will reduce capital spending to levels below depreciation. These actions should improve our cash flow and reduce our debt levels. Although our results for the first fiscal quarter were negatively impacted by the impairment charge related to Zambian growing projects, the remainder of the business has fared well under a number of cross currents. Some of the negative shipment timing situations in this quarter will reverse during the year, but shipment timing changes are constant in our business. While it will take time to improve our profitability to prior levels, we believe that these steps are essential and we are well under way.

Stock-based Compensation

As we discussed in Notes 2 and 5 of Notes to Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) effective April 1, 2006. Previously, we accounted for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS 123, “Accounting for Stock-Based Compensation,” and made required disclosures of the pro forma effect of fair value recognition for those awards. Prior to the fiscal year that ended March 31, 2006, stock options with an exercise price equal to the market price of the underlying common stock at grant date were the predominant form of stock-based compensation awarded. These instruments had no intrinsic value at grant date under APB 25 and therefore did not result in compensation expense being recognized in the financial statements. During fiscal year 2006, we revised our compensation program to substitute annual grants of restricted stock units (“RSUs”) and restricted stock for a portion of the customary stock option grants awarded in prior years. The program was further revised in the current fiscal year to provide annual grants of stock-settled stock appreciation rights (“SARs”) in place of the remaining portion of the customary stock option grants. In addition, our Executive Compensation, Nominating, and Corporate Governance Committee

approved guidelines ensuring that long-term incentives will be awarded annually on a day not earlier than two business days and not later than twelve business days following our release of annual earnings. These changes represent refinements in program design only, and we are still authorized to award stock options and other forms of share-based compensation under our shareholder-approved executive stock plans.

We adopted SFAS 123R using the modified prospective transition method, and we began recognizing fair value compensation expense on April 1, 2006, but did not restate prior periods. The amount of compensation expense was based on the guidance in SFAS 123R for SARs, RSUs, and restricted stock granted after the April 1, 2006 adoption date, and on the guidance in SFAS 123 for all unvested RSUs granted before that date.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For RSUs granted prior to the adoption of SFAS 123R, we are recognizing expense based on the fair value method under SFAS 123R; however, consistent with its prior pro forma disclosures, that expense is recognized ratably over the full vesting period of the award, with acceleration of the remaining unrecognized expense in the event an employee elects to retire before the stated vesting date.

For the three months ended June 30, 2006, we recorded total stock-based compensation expense of approximately $2.7 million, a significant portion of which represented recognition of the full fair value of SARs and RSUs granted in June to employees who were already retirement-eligible. For the remainder of the fiscal year ending March 31, 2007, we expect to record additional stock-based compensation expense of approximately $1.6 million. The effect of adopting SFAS 123R on our financial statements, which represents the effect of higher expense than would have been recognized under the provisions of APB 25, for the three months ended June 30, 2006, was as follows:

(In thousands of dollars, except per share data)	Three Months Ended June 30, 2006
Income before income taxes and other items	$(2,489)
Net income	(1,618)
Basic earnings per share	(0.06)
Diluted earnings per share	(0.06)

SFAS 123R requires the presentation of excess tax benefits realized from the exercise or payment of stock-based awards in the financing section of the cash flow statement, which is a change from the previous guidance. No awards were exercised or paid during the three months ended June 30, 2006, so the adoption of the new standard did not affect net cash flows from operations or financing activities. At June 30, 2006, we had $4.3 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 2 years.

See Notes 2 and 5 of Notes to Consolidated Financial Statements for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of June 30, 2006, tobacco inventory of $812 million included about $644 million in inventory that was committed for sale to customers and about $168 million that was not committed. Committed inventory, after deducting $187 million in customer deposits, represents our net exposure of $457 million. We maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate substantially interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $737 million at June 30, 2006. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $7.4 million, about 62% of that amount should be offset with changes in customer charges.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. Most of the operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net investment in individual countries. In these countries, we are vulnerable to currency gains and losses to the extent that any local currency net monetary balances do not offset each other. In addition, changes in local currency exchange rates make tobacco more or less attractive in U.S. dollar terms.

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

Commodity

We use commodity futures in our rubber business to reduce the risk of price fluctuations. We do not enter into rubber contracts for trading purposes. All forward commodity contracts are adjusted to fair market value during the year, and gains and losses are recorded in income at that time. The amounts recorded during the quarters ended June 30, 2006 and 2005, were not material.

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

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. The Company has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process.

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

ITEM 6. EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and
Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)