Form 10-Q
period 2006-09-30
UNIVERSAL CORP /VA/
filed 2006-11-08
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 1, 2006, the total number of shares of common stock outstanding was 25,774,990.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$629,656	$590,416	$1,154,343	$1,061,478
Costs and expenses
Cost of goods sold	500,224	470,403	935,770	859,851
Selling, general and administrative expenses	73,587	64,698	143,398	127,412
Impairment charge	—	—	12,289	—

Operating income	55,845	55,315	62,886	74,215
Equity in pretax earnings (loss) of unconsolidated affiliates	(728)	838	(4,268)	(2,217)
Interest expense	15,083	15,387	28,961	30,005

Income before income taxes and other items	40,034	40,766	29,657	41,993
Income taxes	15,008	17,254	20,850	18,349
Minority interests	(3,237)	432	(4,380)	(1,473)

Income from continuing operations	28,263	23,080	13,187	25,117

Discontinued operations:
Operating results of discontinued operations, net of income taxes	8,101	3,434	20,829	13,216
Loss on sale of businesses, net of income taxes	(33,285)	—	(33,285)	—

Income (loss) from discontinued operations, net of income taxes	(25,184)	3,434	(12,456)	13,216

Net income	3,079	26,514	731	38,333
Dividends on convertible perpetual preferred stock	(3,713)	—	(7,260)	—

Earnings (loss) available to common shareholders	$(634)	$26,514	$(6,529)	$38,333

Basic earnings (loss) per common share:
From continuing operations	$0.95	$0.90	$0.23	$0.98
From discontinued operations:
Operating results	0.31	0.13	0.81	0.51
Loss on sale of businesses	(1.29)	—	(1.29)	—

Total from discontinued operations	(0.98)	0.13	(0.48)	0.51

Net income (loss)	$(0.03)	$1.03	$(0.25)	$1.49

Diluted earnings (loss) per common share:
From continuing operations	$0.92	$0.90	$0.23	$0.97
From discontinued operations:
Operating results	0.26	0.13	0.81	0.51
Loss on sale of businesses	(1.09)	—	(1.29)	—

Total from discontinued operations	(0.83)	0.13	(0.48)	0.51

Net income (loss)	$0.09	$1.03	$(0.25)	$1.48

Retained earnings - beginning of period			$697,987	$733,763
Net income			731	38,333
Cash dividends declared:
Common stock (2006 - $.86 per share; 2005 - $.84 per share)			(22,153)	(21,587)
Series B 6.75% Convertible Perpetual Preferred Stock			(7,260)	—

Retained earnings - end of period			$669,305	$750,509

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2006	September 30, 2005	March 31, 2006
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$348,432	$73,956	$64,094
Accounts receivable, net	250,833	267,969	250,999
Advances to suppliers, net	78,647	144,329	119,131
Accounts receivable - unconsolidated affiliates	53,647	919	16,675
Inventories - at lower of cost or market:
Tobacco	755,768	797,516	666,708
Agri-products	47,584	92,807	71,885
Other	59,727	63,151	42,446
Prepaid income taxes	3,287	8,250	3,943
Deferred income taxes	28,698	6,935	22,078
Other current assets	64,938	47,786	52,296
Current assets of discontinued operations	—	450,044	492,343

Total current assets	1,691,561	1,953,662	1,802,598

Property, plant and equipment
Land	17,279	17,711	16,796
Buildings	249,893	242,865	252,148
Machinery and equipment	526,467	609,093	541,392

	793,639	869,669	810,336
Less accumulated depreciation	(401,712)	(404,336)	(395,816)

	391,927	465,333	414,520

Other assets
Goodwill and other intangibles	106,274	106,067	106,179
Investments in unconsolidated affiliates	94,839	80,954	95,988
Deferred income taxes	93,267	83,213	86,197
Other noncurrent assets	175,069	190,571	182,914
Noncurrent assets of discontinued operations	—	200,445	212,945

	469,449	661,250	684,223

Total assets	$2,552,937	$3,080,245	$2,901,341

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2006	September 30, 2005	March 31, 2006
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$169,962	$395,800	$318,724
Accounts payable	214,047	238,217	208,385
Accounts payable - unconsolidated affiliates	2,220	1,411	2,727
Customer advances and deposits	177,853	144,152	98,750
Accrued compensation	14,825	13,318	17,564
Income taxes payable	25,262	6,305	11,890
Current portion of long-term obligations	18,526	113,432	8,537
Current liabilities of discontinued operations	—	248,771	271,229

Total current liabilities	622,695	1,161,406	937,806

Long-term obligations	752,781	835,267	762,201

Postretirement benefits other than pensions	44,422	44,117	45,560

Other long-term liabilities	126,025	125,001	123,591

Deferred income taxes	24,768	31,589	31,072

Noncurrent liabilities of discontinued operations	—	19,588	18,441

Total liabilities	1,570,691	2,216,968	1,918,671

Minority interests	9,160	31,115	17,799

Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 authorized shares, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 authorized shares, 220,000 issued and outstanding (none at September 30, 2005, and 200,000 at March 31, 2006)	213,024	—	193,546
Common stock, no par value, 100,000,000 authorized shares, 25,770,306 issued and outstanding (25,715,109 at September 30, 2005, and 25,748,306 at March 31, 2006)	124,601	118,933	120,618
Retained earnings	669,305	750,509	697,987
Accumulated other comprehensive loss	(33,844)	(37,280)	(47,280)

Total shareholders’ equity	973,086	832,162	964,871

Total liabilities and shareholders’ equity	$2,552,937	$3,080,245	$2,901,341

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Six Months Ended September 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$731	$38,333
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss (income) from discontinued operations	12,456	(13,216)
Depreciation	24,163	25,597
Amortization	1,005	1,875
Impairment charge	12,289	—
Other, net	(1,083)	10,563
Changes in operating assets and liabilities, net	(18,861)	(113,120)

Net cash provided (used) by operating activities of continuing operations	30,700	(49,968)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of property, plant and equipment	(16,002)	(38,060)
Proceeds from sale of businesses, less $20,345 cash of businesses sold	379,379	—
Proceeds from sale of property, plant, and equipment and other	7,762	—

Net cash provided (used) by investing activities of continuing operations	371,139	(38,060)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Issuance (repayment) of short-term debt, net	(128,052)	144,726
Repayment of long-term debt	—	(13,554)
Issuance of convertible perpetual preferred stock, net of issuance costs	19,478	—
Issuance of common stock	54	1,413
Dividends paid on common stock	(22,153)	(21,587)
Dividends paid on convertible perpetual preferred stock	(7,260)	—
Other	—	(4,112)

Net cash provided (used) by financing activities of continuing operations	(137,933)	106,886

Net cash provided by continuing operations	263,906	18,858

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	10,898	71,832
Net cash used by investing activities of discontinued operations	(7,927)	(5,023)
Net cash provided (used) by financing activities of discontinued operations	14,836	(62,416)

Net cash provided by discontinued operations	17,807	4,393

Effect of exchange rate changes on cash	87	(498)

Net increase in cash and cash equivalents	281,800	22,753
Cash and cash equivalents of continuing operations at beginning of year	64,094	55,596
Cash and cash equivalents of discontinued operations at beginning of year	2,538	3,029
Less: Cash and cash equivalents of discontinued operations at end of period	—	7,422

Cash and cash equivalents at end of period	$348,432	$73,956

Significant non-cash items from investing activities of continuing operations for the six months ended September 30, 2006, included the buyer’s assumption of $153,560 of notes payable and overdrafts with the sale of businesses.

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (the “Company” or “Universal”), has operations in tobacco and agri-products. Previously, the Company also had operations in lumber and building products; however, those businesses, along with a portion of its agri-products operations, were sold on September 1, 2006 (see Note 4). Because of the seasonal nature of its businesses, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Universal adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) effective April 1, 2006. SFAS 123R requires that share-based payments, such as grants of stock options, restricted shares, restricted share units, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. Disclosures related to the adoption of the Statement and the Company’s share-based compensation programs are provided in Note 6.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No, 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is applicable for fiscal years beginning after November 15, 2007. The Company is reviewing the guidance in SFAS 157, but currently does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires employers who sponsor defined benefit pension or postretirement plans to recognize the overfunded or underfunded status of each plan as an asset or liability in the balance sheet and to recognize changes in funded status through comprehensive income in the year in which they occur. The Statement also requires that the funded status of plans be measured as of the balance sheet date, thereby eliminating the option allowed under the prior guidance to measure the funded status at a date up to 90 days before the balance sheet date. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the requirement to measure funded status as of the balance sheet date, which is effective for fiscal years ending after December 15, 2008. Universal is currently reviewing the guidance in SFAS 158. The effect of SFAS 158 on the Company’s financial statements will depend on the funded status of its plans at the respective future measurement dates.

NOTE 3. GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At September 30, 2006, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $177 million. About 70% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company under the related guarantee; however, in that case, the Company would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $177 million, and any unpaid accrued interest. The accrual recorded for the value of the guarantees was approximately $9 million and $6 million at September 30, 2006 and 2005, respectively, and approximately $8 million at March 31, 2006. In addition to these guarantees, the Company has contingent liabilities related to European Commission fines in Italy and other legal matters, as discussed below.

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

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and facts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process.

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

Employment Litigation Verdict

In September 2006, a California jury decided a case involving an employment matter at one of the Company’s agri-products subsidiaries in favor of the plaintiffs and awarded them compensatory damages of approximately $0.2 million and punitive damages of $25 million. The Company believes the jury verdict is flawed and is taking appropriate steps to have it set aside or substantially reduced. Management and outside legal counsel believe this result is likely because both California law and recent United States Supreme Court decisions generally provide that punitive damages must be reasonably related to the amount awarded for compensatory damages. The Company has accrued outside counsel’s estimate of the probable liability that will ultimately be incurred in this case. While that amount is not material to Universal’s consolidated financial statements, the Company could incur additional charges in a future period, which could be material, if the ultimate liability exceeds the amount accrued.

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

Investment in Zimbabwe Operations

The Company deconsolidated its operations in Zimbabwe as of January 1, 2006, under U.S. accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After deconsolidation, the Company recorded a non-cash impairment charge during the quarter ended March 31, 2006, to adjust the investment in those operations to estimated fair value. The investment is now accounted for using the cost method and is reported on the balance sheet in investments in unconsolidated affiliates. Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company intends to continue its operations there. At September 30, 2006, the remaining investment in the Zimbabwe operations was approximately $8.6 million. In addition to that investment, the Company has a net foreign currency translation loss associated with those operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss.

NOTE 4. DISCONTINUED OPERATIONS

On September 1, 2006, Universal completed the sale of the non-tobacco businesses managed by its wholly owned subsidiary, Deli Universal, Inc. (“Deli”) to NVDU Acquisition B.V. (“NVDU”), a newly-formed entity owned by affiliates of a Netherlands-based merchant bank, a Netherlands-based private company, and managers of the businesses that were sold. The businesses sold comprised the Company’s entire lumber and building products segment and a portion of its agri-products segment. The total value of the transaction was approximately $567 million. After selling and other expenses, Universal realized a net value of $552 million, consisting of net cash proceeds of $398 million and the buyer’s assumption of $154 million of debt with the acquired businesses. The Company recorded a net loss on the sale of $33.3 million, consisting of a pretax loss of $32.8 million and income tax expense of $0.5 million primarily related to net deferred tax assets that will not be realized as a result of the sale. The sales price and loss on sale are subject to adjustment based on final settlement under the terms of the agreement with the buyer.

The results of operations for the Company’s discontinued non-tobacco operations were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006*	2005	2006*	2005
Sales and other operating revenues	$233,150	$328,888	$651,672	$717,970
Costs and expenses	220,594	323,568	618,472	696,604

Income before income taxes and other items	12,556	5,320	33,200	21,366
Income taxes	4,437	1,900	11,786	7,628
Minority interest	18	(14)	585	522

Operating results of discontinued operations, net of income taxes	$8,101	$3,434	$20,829	$13,216

*	Reflects results for the two- and five-month periods ended September 1, 2006.

As required under the applicable accounting guidance, the results shown above for the three and six months ended September 30, 2006 do not reflect depreciation expense after July 6, 2006, the date the agreement to sell the businesses was reached and they were classified as “held for sale.” This increased the earnings for the two- and five-month periods ended September 1, 2006, by approximately $3.3 million before taxes and $2.1 million after taxes. In addition, as permitted under the accounting standards, the Company has allocated interest expense to the discontinued operations for all periods based on the ratio of the net assets of those operations to consolidated net assets. Total interest allocated in addition to direct third-party interest incurred by the businesses sold was $1.9 million and $4.8 million for the two months and five months ended September 1, 2006, respectively, and $3.1 million and $6.2 million for the three and six months ended September 30, 2005.

The assets and liabilities of the discontinued non-tobacco operations reflected in the prior period consolidated balance sheets at September 30, 2005 and March 31, 2006, were composed of the following:

	September 30, 2005	March 31, 2006
Assets
Cash and cash equivalents	$7,422	$2,538
Accounts receivable, net	207,899	215,014
Inventories:
Lumber and building products	139,797	170,331
Agri-products	72,041	94,237
Other current assets	22,885	10,223

Total current assets	450,044	492,343

Property, plant and equipment, net	155,232	167,577
Goodwill and other intangibles	29,097	29,951
Other noncurrent assets	16,116	15,417

Total noncurrent assets	200,445	212,945

Total assets	$650,489	$705,288

Liabilities
Notes payable and overdrafts	$99,635	$129,877
Accounts payable	124,417	124,347
Other current liabilities	24,719	17,005

Total current liabilities	248,771	271,229

Other long-term liabilities	9,220	12,491
Deferred income taxes	10,368	5,950

Total noncurrent liabilities	19,588	18,441

Total liabilities	$268,359	$289,670

NOTE 5. IMPAIRMENT CHARGE

Since fiscal year 2002, Universal has invested in various tobacco growing projects in several African countries. Some of these projects involve the establishment and operational start-up of medium or large-scale farms. The primary objective of the projects was to replace a portion of the volumes lost in recent years from the significant decline in production of flue-cured tobacco in Zimbabwe and thus continue to meet customer demand for African-origin flue-cured tobacco. Normally, several crop years are required to assess whether a growing project will be able to consistently meet planned production levels. During the quarter ended June 30, 2006, progress toward completion of the latest crop cycle allowed the Company to begin evaluating those growing projects with sufficient history to make a reliable assessment. In connection with that review, the Company reduced its estimates of expected longer-term crop yields and related future cash flows for certain growing projects in Zambia based on actual yields achieved since inception of the projects and other operational factors. Carrying values of the assets were also reviewed for potential impairment using the undiscounted cash flow estimates. Based on its review, the Company determined that those growing project investments were impaired and recorded a charge of $12.3 million in the quarter ended June 30, 2006 to reduce the carrying values of the related long-lived assets to estimated fair value based on the discounted cash flows. Based on the Company’s outlook on its overall tax position, no income tax benefit was recorded on the charge, and therefore, it reduced the Company’s net income by $12.3 million, or $0.48 per share. Also as a result of this review, the Company recorded a valuation allowance in the quarter ended June 30, 2006 for deferred tax assets related to prior year operating losses in Zambia that reduced net income by an additional $4.9 million, or $0.19 per share. Additional discussion of this valuation allowance is provided in Note 12.

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

NOTE 6. STOCK-BASED COMPENSATION

Adoption of FASB Statement No. 123R

As discussed in Note 2, Universal adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) effective April 1, 2006. Previously, the Company accounted for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS 123, “Accounting for Stock-Based Compensation,” and made required disclosures of the pro forma effect of fair value recognition for those awards. Prior to the fiscal year that ended March 31, 2006, stock options with an exercise price equal to the market price of the underlying common stock at grant date were the primary form of stock-based compensation awarded. These instruments had no intrinsic value at grant date under APB 25 and therefore did not result in compensation expense being recognized in the financial statements. During fiscal year 2006, the Company revised its compensation program to substitute annual grants of restricted stock units (“RSUs”) and restricted stock for a portion of the customary stock option grants awarded in prior years. The program was further revised in the current fiscal year to provide annual grants of stock-settled stock appreciation rights (“SARs”) in place of the remaining portion of the customary stock option grants. These changes represent refinements in program design only, and the Company is still authorized to award stock options and other forms of share-based compensation under its shareholder-approved executive stock plans.

Under SFAS 123R, the Company is required to recognize the cost of services received from employees and outside directors in exchange for stock-based compensation based on the fair value of the awards. The Company adopted SFAS 123R using the modified prospective transition method. Under this method, the Company began recognizing fair value compensation expense on April 1, 2006, but did not restate prior periods. The amount of compensation expense was based on the guidance in SFAS 123R for SARs, RSUs, and restricted stock granted after the April 1, 2006, adoption date, and on the guidance in SFAS 123 for all unvested RSUs granted before that date.

Awards Granted During the Six Months Ended September 30, 2006

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

For the three and six months ended September 30, 2006, the Company recorded total stock-based compensation expense of approximately $0.5 million and $3.2 million, respectively. A significant portion of the expense recorded in the six-month period represented recognition of the full fair value of SARs and RSUs granted in June to employees who were already retirement-eligible. For the remainder of the fiscal year ending March 31, 2007, the Company expects that it will record additional stock-based compensation expense of approximately $1.1 million. The effect of adopting SFAS 123R on the Company’s results from continuing operations, which represents the effect of higher expense than would have been recognized under the provisions of APB 25, for the three and six months ended September 30, 2006, was as follows:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
(In thousands of dollars, except per share data)
Income from continuing operations before income taxes and other items	$(254)	$(2,743)
Income from continuing operations	(165)	(1,783)
Basic earnings per share	—	(0.07)
Diluted earnings per share	—	(0.07)

SFAS 123R requires the presentation of excess tax benefits realized from the exercise or payment of stock-based awards in the financing section of the cash flow statement, which is a change from previous guidance. Awards exercised or paid during the six months ended September 30, 2006 were not significant, so the adoption of the new standard did not materially affect net cash flows from operating or financing activities. At September 30, 2006, the Company had $4.6 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.6 years.

There were no grants, exercises, or cancellations of stock options after March 31, 2006. The weighted average remaining contractual life of stock options currently outstanding and exercisable is as follows:

	Range of Exercise Prices, Per Share
	$20-$30	$30-$40	$40-$50
Weighted average remaining contractual life (in years)	3.41	3.76	5.25

Pro Forma Effect of Fair Value-Based Method on Prior Comparative Periods

Had the Company adopted the fair value-based recognition provisions of SFAS 123 for comparative periods prior to the adoption of SFAS 123R, the pro forma effect on income from continuing operations and earnings per share would have been as follows:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
(In thousands of dollars, except per share data - all amounts net of income taxes)
Income from continuing operations	$23,080	$25,117
Stock-based compensation cost under fair value accounting	(1,010)	(2,627)

Pro forma income from continuing operations under fair value method	$22,070	$22,490

Basic earnings per share from continuing operations	$0.90	$0.98
Per share stock-based compensation cost under fair value accounting	(0.04)	(0.10)

Pro forma basic earnings per share from continuing operations	$0.86	$0.88

Diluted earnings per share from continuing operations	$0.90	$0.97
Per share stock-based compensation cost under fair value accounting	(0.04)	(0.10)

Pro forma diluted earnings per share from continuing operations	$0.86	$0.87

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
(In thousands, except per share data)

Basic Earnings (Loss) Per Share

Numerator for basic earnings (loss) per share
From continuing operations:
Income from continuing operations	$28,263	$23,080	$13,187	$25,117
Less: Dividends on convertible perpetual preferred stock	(3,713)	—	(7,260)	—

Earnings available to common shareholders from continuing operations	24,550	23,080	5,927	25,117

From discontinued operations:
Operating results	8,101	3,434	20,829	13,216
Loss on sale of businesses	(33,285)	—	(33,285)	—

Earnings (loss) available to common shareholders from discontinued operations	(25,184)	3,434	(12,456)	13,216

Net income (loss) available to common shareholders	$(634)	$26,514	$(6,529)	$38,333

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	25,760	25,709	25,754	25,690

Basic earnings (loss) per share:
From continuing operations	$0.95	$0.90	$0.23	$0.98
From discontinued operations:
Operating results	0.31	0.13	0.81	0.51
Loss on sale of businesses	(1.29)	—	(1.29)	—

Total from discontinued operations	(0.98)	0.13	(0.48)	0.51

Net income (loss) per share	$(0.03)	$1.03	$(0.25)	$1.49

Diluted Earnings (Loss) Per Share

Numerator for diluted earnings (loss) per share
From continuing operations:
Earnings available to common shareholders from continuing operations	$24,550	$23,080	$5,927	$25,117
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,713	—	—	—

Earnings available to common shareholders from continuing operations for calculation of diluted earnings (loss) per share	28,263	23,080	5,927	25,117

From discontinued operations:
Operating results	8,101	3,434	20,829	13,216
Loss on sale of businesses	(33,285)	—	(33,285)	—

Earnings (loss) available to common shareholders from discontinued operations	(25,184)	3,434	(12,456)	13,216

Net income (loss) available to common shareholders	$3,079	$26,514	$(6,529)	$38,333

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	25,760	25,709	25,754	25,690
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,709	—	—	—
Employee share-based awards	146	133	130	130

Denominator for diluted earnings (loss) per share	30,615	25,842	25,885	25,820

Diluted earnings (loss) per share:
From continuing operations	$0.92	$0.90	$0.23	$0.97
From discontinued operations:
Operating results	0.26	0.13	0.81	0.51
Loss on sale of businesses	(1.09)	—	(1.29)	—

Total from discontinued operations	(0.83)	0.13	(0.48)	0.51

Net income (loss) per share	$0.09	$1.03	$(0.25)	$1.48

For the three months ended September 30, 2006, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock was assumed since the effect is dilutive to earnings per share from continuing operations. For the related six-month period, the effect was antidilutive and conversion was not assumed. The Preferred Stock was not outstanding during the three- and six-month periods ended September 30, 2005.

For the three months ended September 30, 2006, the effect of Preferred Stock and employee share-based awards is antidilutive to the per-share loss on sale of businesses in discontinued operations. Under the applicable financial reporting guidelines, this antidilutive effect is shown since these securities are dilutive to earnings per share from continuing operations for that period.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
(in thousands of dollars - all amounts net of income taxes)

From continuing operations:
Income from continuing operations	$28,263	$23,080	$13,187	$25,117
Foreign currency translation adjustment	1,553	439	4,318	(2,895)
Foreign currency hedge adjustment	28	(157)	221	3

Comprehensive income from continuing operations	29,844	23,362	17,726	22,225

From discontinued operations:
Operating results
Income from discontinued operations - operating results	8,101	3,434	20,829	13,216
Foreign currency translation adjustment	(2,296)	(552)	4,010	(5,512)
Foreign currency hedge adjustment	(371)	(388)	(470)	20

Comprehensive income from discontinued operations - operating results	5,434	2,494	24,369	7,724

Sale of businesses
Loss on sale of businesses	(33,285)	—	(33,285)	—
Foreign currency translation adjustment	(7,609)	—	(7,609)	—
Minimum pension liability	8,301	—	8,301	—
Foreign currency hedge adjustment	4,665	—	4,665	—

Comprehensive loss from discontinued operations - sale of businesses	(27,928)	—	(27,928)	—

Total comprehensive income	$7,350	$25,856	$14,167	$29,949

NOTE 9. SEGMENT INFORMATION

Segments are based on product categories. The Company evaluates performance based on segment operating income and equity in pretax earnings of unconsolidated affiliates.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
(in thousands of dollars)

SALES AND OTHER OPERATING REVENUES
Tobacco	$545,832	$504,727	$993,443	$900,119
Agri-products	83,824	85,689	160,900	161,359

Consolidated total from continuing operations	$629,656	$590,416	$1,154,343	$1,061,478

OPERATING INCOME (LOSS)
Tobacco	$69,210	$59,736	$94,580	$77,607
Agri-products	(8,368)	2,265	(8,559)	4,429

Total segment operating income	60,842	62,001	86,021	82,036

Less:
Corporate expenses	5,725	5,848	15,114	10,038
Equity in pretax earnings (loss) of unconsolidated affiliates	(728)	838	(4,268)	(2,217)
Impairment charge	—	—	12,289	—

Consolidated total from continuing operations	$55,845	$55,315	$62,886	$74,215

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

The components of the Company’s net periodic benefit cost for continuing operations are as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$232	$227	$1,252	$963	$307	$301
Interest cost	377	395	2,796	2,631	868	728
Expected return on plan assets	(191)	(184)	(2,520)	(2,445)	(44)	(44)
Settlement cost	—	—	365	—	—	—
Net amortization and deferral	72	(74)	593	540	168	(12)

Net periodic benefit cost	$490	$364	$2,486	$1,689	$1,299	$973

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$483	$453	$2,524	$2,200	$613	$603
Interest cost	775	793	5,553	5,270	1,735	1,455
Expected return on plan assets	(385)	(363)	(5,019)	(4,895)	(87)	(89)
Settlement cost	—	—	1,345	—	—	—
Net amortization and deferral	159	(148)	1,559	1,252	336	(24)

Net periodic benefit cost	$1,032	$735	$5,962	$3,827	$2,597	$1,945

During the six months ended September 30, 2006, the Company made contributions of $0.6 million to foreign plans and $4.8 million to domestic plans. Additional contributions of $1.4 million to foreign plans and $2.3 million to domestic plans are expected during the remaining six months of the fiscal year.

NOTE 11. RESTRUCTURING LIABILITY

During the second half of the fiscal year ended March 31, 2006, the Company recorded restructuring and impairment costs associated with decisions to close a leaf tobacco processing facility in Danville, Virginia, and to reduce costs through voluntary and involuntary staff reductions in the United States and the closure of two administrative offices overseas. The restructuring costs totaled approximately $7.1 million and consisted of approximately $6.4 million in one-time and special termination benefits and approximately $700 thousand in lease costs on vacated office space and employee relocation costs. The termination benefits related to 353 employees whose positions were involuntarily eliminated and 31 employees who accepted voluntary separation offers. Through March 31, 2006, only a portion of the restructuring costs had been paid. The activity in the Company’s liability for restructuring costs for the six months ended September 30, 2006, was as follows:

Balance at beginning of year	$5,046
Payments:
One-time and special termination benefits	(2,426)
Other costs	(122)

Balance at end of period	$2,498

The payments for termination benefits during the six months ended September 30, 2006 were made to 32 employees. Of the remaining restructuring liability, approximately $1.6 million will be paid during the next twelve months, and the majority of the remaining balance will be paid by the end of fiscal year 2008.

NOTE 12. INCOME TAXES

Universal’s consolidated effective income tax rates for continuing operations for the three and six months ended September 30, 2006, were approximately 37% and 70%, respectively. As discussed in Note 5, based on a review of the Company’s tobacco growing projects in Africa during the first quarter, a $12.3 million impairment charge was recorded to reduce the carrying value of certain growing project assets in Zambia to estimated fair value. In connection with that review, the Company determined that it is unlikely to realize an income tax benefit on that charge and also unlikely to realize approximately $4.9 million in deferred tax assets related to prior years’ operating losses in Zambia. As a result, no tax benefit was provided on the impairment charge and a valuation allowance was recorded for the total amount of the deferred tax assets, generating the unusually high effective tax rate for the six-month period. Income tax expense for the six months ended September 30, 2006, was approximately $9.2 million higher than it would have been at the approximately 37% effective tax rate applicable to pretax earnings excluding the charge. The consolidated effective income tax rates for continuing operations for the three and six months ended September 30, 2005, were approximately 42% and 44%, respectively. The effective tax rate expected for the remainder of the fiscal year is lower than the prior fiscal year primarily because of the deconsolidation of the Zimbabwe operations.

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

Liquidity and Capital Resources

Overview

On September 1, 2006, we completed the sale (the “Deli Sale”) of the non-tobacco businesses managed by our wholly owned subsidiary Deli Universal Inc. (the “Deli Operations”). Those businesses were our entire lumber and building products distribution segment and a portion of our agri-products segment. The total value of the transaction was $567 million. After selling and other expenses, we realized a net value of approximately $552 million, consisting of net cash proceeds of $398 million and the buyer’s assumption of $154 million in debt of the acquired businesses. Our financial statements now report the results and financial position of the Deli operations as discontinued operations.

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

Working Capital

Working capital at September 30, 2006, was $1.1 billion, up $204 million and $277 million from the levels at March 31, 2006, and September 30, 2005, respectively. The cash proceeds from the Deli Sale increased working capital by $398 million. That increase was partially offset by the elimination of the working capital of the Deli Operations of about $221 million and $201 million, at March 31, 2006, and September 30, 2005, respectively. We have temporarily invested a portion of the proceeds pending its use to retire long-term debt. The balance of that investment at September 30, 2006, was approximately $264 million, and is classified in cash and cash equivalents on the balance sheet. We used the remainder of the proceeds to repay short-term debt.

Our tobacco inventories increased by about $89 million since March 31, 2006, primarily due to seasonal increases in Africa. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. In addition, advances to suppliers represent prepayments against the crops. Those advances were reduced by $40 million largely due to seasonal decreases in Africa as tobacco was delivered. Since the beginning of the fiscal year, customer deposits increased by about $79 million, which also funded the seasonal inventory increase. Our nut businesses saw inventory reductions of $24 million during the six months due to inventory sales and lower prices, which caused some lower of cost or market adjustments. Accounts receivable from unconsolidated affiliates increased by $37 million as we continued to fund our crop purchases in Zimbabwe, where our operations have been deconsolidated.

We generally do not purchase material quantities of tobacco on a speculative basis. However, as of September 30, 2006, our uncommitted inventories were $138 million, or about 18% of our inventory compared to $118 million, or about 15% of our September 30, 2005, inventory. The level of uncommitted inventories has fallen from $168 million, or about 21% of our June 30, 2006, inventory. Most of the decline was in Brazil. Management plans to continue to reduce the level of uncommitted inventories as production of tobacco is lowered.

Tobacco inventory as of September 30, 2006, is down $42 million from the balance at September 30, 2005, primarily due to the deconsolidation of Zimbabwe operations, which also caused an increase of $53 million in accounts receivable from unconsolidated affiliates. Advances to suppliers declined $66 million year over year due to provisions for uncollectible advances recorded during the last 12 months and the elimination of certain supplier relationships in Africa. Agri-products inventories fell by $45 million since September 30, 2005, due to lower inventory levels and lower average unit costs.

Investing Activities

During the six-month period ended September 30, 2006, we invested about $16 million in our fixed assets which was $8 million less than our depreciation expense for the six months of $24 million. The reduction in spending is part of our plan to improve cash flow. In the first six months of fiscal year 2006, capital spending was $38 million as we completed the construction of a processing facility in Mozambique which began processing tobacco in the quarter ended September 30, 2005.

The balance of machinery and equipment decreased by about $83 million relative to September 30, 2005, because of the deconsolidation of Zimbabwe operations, the sale of some assets, last year’s restructuring charge for the closure of the Danville factory, and last quarter’s impairment charge related to our Zambian operations. The asset sales and the Zambian charges also caused a decline in the balance compared to March 31, 2006.

Financing Activities

Debt decreased during the six months because we used the proceeds from the Deli Sale to reduce notes payable and strengthen our balance sheet. We intend to use the remaining proceeds, which we are currently holding in cash investments, to further reduce debt. Total debt decreased by $148 million, but assuming the use of all of the increase cash balances since March 31, 2006, to reduce debt, the decrease would have been about $436 million. Total debt as a percentage of capitalization (including total debt, deferred taxes, minority interests, and shareholders’ equity) was approximately 48% at September 30, 2006, down from approximately 60% at September 30, 2005. The reduction is due to both the issuance of $220 million of convertible preferred stock in March and April 2006, and the use of the proceeds from the Deli Sale. We expect that ratio to be further reduced as more debt is retired with the remaining proceeds.

As of September 30, 2006, we were in compliance with the covenants of our debt agreements. We had $500 million available under a committed revolving credit facility that expires on January 10, 2010, and $348 million in cash. Our short-term debt and current maturities of long-term debt totaled $188 million. In addition, we had over $500 million in unused, uncommitted credit lines. Thus, we believe that our liquidity and capital resources at September 30, 2006, remained adequate to support our foreseeable operating needs.

Results of Operations

Income from continuing operations for the quarter ended September 30, 2006, was $28.3 million, or $0.92 per diluted share, compared to $23.1 million, or $0.90 per diluted share, last year. After accounting for a loss on the sale of the Dutch non-tobacco businesses on September 1, 2006, and the results of their operations prior to the sale, net income for the quarter was $3.1 million, or $0.09 per diluted share, compared to $26.5 million, or $1.03 per diluted share, last year. Revenues in the quarter were $630 million, up 6.7% from the same period last year principally due to higher sales prices in Brazil, which were mostly related to currency changes there.

For the six months ended September 30, 2006, income from continuing operations was $13.2 million, or $0.23 per diluted share, including the effect of a $12.3 million impairment charge on long-lived assets in Zambia, on which no tax benefit was recognized, and a $4.9 million valuation allowance on deferred tax assets there. The total effect of these issues related to Zambia was a reduction of net income of $17.2 million, or $0.67 per diluted share. Net income for the six months was $0.7 million including the loss on the sale of the Dutch non-tobacco businesses and the results of their operations prior to sale. After accounting for preferred dividends, the net loss per diluted share was $0.25. Revenues for the six months increased by about 9%, to $1.15 billion, due to strong carryover sales in the current year’s first quarter in the United States and higher sales prices in Brazil.

On September 1, 2006, we completed the sale (the “Deli Sale”) of the non-tobacco businesses managed by our wholly owned subsidiary, Deli Universal Inc. (the “Deli Operations”). Those businesses were our lumber and building products distribution segment and a portion of our agri-products segment. The total value of the transaction was $567 million. After selling and other expenses, we realized a net value of approximately $552 million, consisting of net cash proceeds of $398 million and the buyer’s assumption of $154 million in debt of the acquired businesses. Our financial statements now report the results and financial position of the businesses that were sold as discontinued operations. Those operations earned $8 million after taxes during the portion of the quarter that we owned them and $20.8 million for the five-month period before the sale. During fiscal year 2007, these earnings were a result of improved performance by the lumber and building products distribution group offset by lower results in agri-products. As required by the accounting rules, those results reflect the cessation of depreciation effective July 6, 2006. We also allocated interest expense to these operations for all periods presented. We recorded a net loss on the sale of approximately $33 million, which stems primarily from transaction costs, a small discount to book value, and the recognition in earnings of items previously recorded in other comprehensive income. The loss, net of earnings to the date of sale, was $0.83 per diluted share for the quarter and $0.48 per diluted share for the six months. The value of the transaction is subject to refinement, which could result in future adjustments. Those adjustments could also affect the loss on the sale.

Tobacco segment earnings improved by $9 million, or 16% in the second fiscal quarter. That improvement occurred despite the effect of approximately $15 million in additional provisions for farmer receivables caused by our reduction of primarily flue-cured crops in Brazil and Africa and short deliveries by poor performing farmers. We also recorded $14 million in lower of cost or market inventory adjustments in Africa related to the high cost of flue-cured growing projects there. In addition, shipment delays reduced results of our oriental tobacco joint venture during this seasonally low period. The increase in tobacco segment earnings was primarily due to improved sales mix and volumes, as well as benefits from our prior actions to reduce costs. An improved sales mix of South American tobaccos and increased volumes of leaf handled in or sold from the United States, Asia, and Europe increased our earnings. Dark tobacco operations improved on generally higher volumes and some pricing improvement. The quarter also benefited from $3 million in gains on the sale of property and equipment, as well as from cost savings from last year’s closure of a processing facility and two administrative and sales offices. Finally, our results reflect the favorable resolution of a tax case in South America that resulted in the recovery of $8.5 million in revenue taxes and interest in the quarter. The recovery was recorded as part of sales and other operating revenues.

The six-month results for our tobacco segment were largely influenced by the effect of the second quarter performance although we also recognized benefits from carryover sales of tobaccos from Europe, Asia, and the United States that were partially offset by last year’s sales of old crop tobacco from Malawi. Losses incurred in our Zimbabwe operations last year prior to their deconsolidation also contributed to the favorable earnings comparisons. Excluding Zimbabwe’s losses last year, lower foreign exchange remeasurement gains nearly offset the effect of the $8.5 million tax recovery in South America for the six-month period.

The agri-products segment, which is now composed of our dried fruits and nuts business, has continued to post losses in the quarter related to inventory write-downs and legal costs at our California nut processing subsidiary. The net loss for this segment totaled $8.4 million for the quarter and $8.6 million for the six months compared to prior year income of $2.3 million for the quarter and $4.4 million for the six months.

Corporate overhead increased by about $5 million in the six-month period primarily because of the combined effect of increased costs due to new stock-based compensation accounting rules, professional fees, and last year’s exchange gain on withholding taxes. The increased costs were partially mitigated by the increase in investment income from the temporary investment of proceeds of the Deli Sale.

Our consolidated effective income tax rates for continuing operations for the three and six months ended September 30, 2006, were approximately 37% and 70%, respectively. The tax rate for the six months is substantially higher than that of the second quarter because of the effect of the Zambian impairment charge, which had no tax benefit, and the write-off of deferred tax assets related to those operations. Income tax expense for the six months ended September 30, 2006, was approximately $9.2 million higher than it would have been at the approximately 37% effective tax rate applicable to pretax earnings excluding the charge. The consolidated effective income tax rates for continuing operations for the three and six months ended September 30, 2005, were approximately 42% and 44%, respectively. The effective tax rate expected for the remainder of the fiscal year is lower than the prior fiscal year primarily because of the deconsolidation of the Zimbabwe operations.

The remainder of the fiscal year is expected to benefit from stronger shipments from Africa and continued strong results in the United States, especially as we realize more of the savings from the Danville plant closure which was completed in fiscal year 2006. We are reducing our 2007 crop production in Brazil, which caused an increase in bad debt provisions related to accounts receivable from farmers during the first six months of the fiscal year. These provision increases in Brazil should not continue during the second half of the current fiscal year. We will continue our efforts to improve operations and to eliminate unproductive operations and assets worldwide. While it will take time to restore our profitability to prior levels, we continue to believe that these steps are essential, and we have made significant progress.

Stock-based Compensation

As we discussed in Notes 2 and 6 of Notes to Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) effective April 1, 2006. Under SFAS 123R, we are required to recognize the cost of services received from employees and outside directors in exchange for stock-based compensation based on the fair value of the awards. For the three and six months ended September 30, 2006, we recorded total stock-based compensation expense of approximately $0.5 million and $3.2 million, respectively. A significant portion of the expense for the six-month period represented recognition of the full fair value of SARs and RSUs granted in June to employees who were already retirement-eligible. For the remainder of the fiscal year ending March 31, 2007, we expect to record additional stock-based compensation expense of approximately $1.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of September 30, 2006, tobacco inventory of $756 million included about $617 million in inventory that was committed for sale to customers and about $138 million that was not committed. Committed inventory, after deducting $178 million in customer deposits, represents our net exposure of $439 million. We maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate substantially interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $367 million at September 30, 2006. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $3.4 million, all of that amount should be offset with changes in customer charges.

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

Derivatives Policies

Hedging interest rate exposure using swaps and hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in keeping with management’s policies. We may use derivative instruments, such as swaps, forwards, or futures, which are based directly or indirectly upon interest rates and currencies to manage and reduce the risks inherent in interest rate and currency fluctuations.

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

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and facts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process.

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

Employment Litigation Verdict

In September 2006, a California jury decided a case involving an employment matter at one of the Company’s agri-products subsidiaries in favor of the plaintiffs and awarded them compensatory damages of approximately $0.2 million and punitive damages of $25 million. The Company believes the jury verdict is flawed and is taking appropriate steps to have it set aside or substantially reduced. Management and outside legal counsel believe this result is likely because both California law and recent United States Supreme Court decisions generally provide that punitive damages must be reasonably related to the amount awarded for compensatory damages. The Company has accrued outside counsel’s estimate of the probable liability that will ultimately be incurred in this case. While that amount is not material to Universal’s consolidated financial statements, the Company could incur additional charges in a future period, which could be material, if the ultimate liability exceeds the amount accrued.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on August 1, 2006.

At the Meeting, the shareholders elected four directors to serve three-year terms. The Company had outstanding, as of June 23, 2006, 25,748,306 shares of Common Stock, each of which is entitled to one vote. The majority of the shares entitled to vote constitutes a quorum. Each of the four directors received more than an 87% majority of the outstanding shares. The voting with respect to each nominee was as follows:

Nominee	Votes For	Votes Withheld	Broker Non-votes
John B. Adams, Jr.	23,189,218	450,895	0
Joseph C. Farrell	23,550,903	89,210	0
Walter A. Stosch	22,510,225	1,129,888	0
Eugene P. Trani	23,184,477	455,636	0

The terms of office of the following directors continued after the Meeting: Chester A. Crocker, Charles H. Foster, Jr., Thomas H. Johnson, Allen B. King, Eddie N. Moore, Jr., Jeremiah J. Sheehan, and Hubert R. Stallard.

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
Date: November 8, 2006
/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and
Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)