Form 10-Q
period 2006-12-31
UNIVERSAL CORP /VA/
filed 2007-02-08
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006

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

804-359-9311

(Registrant’s telephone number, including area code)

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

As of February 1, 2007, the total number of shares of common stock outstanding was 25,969,265.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$515,914	$475,729	$1,509,975	$1,375,345
Costs and expenses
Cost of goods sold	378,348	376,813	1,139,393	1,084,991
Selling, general and administrative expenses	63,010	63,549	212,537	184,940
Restructuring and impairment costs	3,519	23,861	15,808	23,861

Operating income	71,037	11,506	142,237	81,553
Equity in pretax earnings of unconsolidated affiliates	9,570	6,104	5,302	3,887
Interest expense	14,347	16,966	41,961	45,270

Income before income taxes and other items	66,260	644	105,578	40,170
Income taxes	24,805	(353)	45,203	17,885
Minority interests	5,676	1,346	1,085	(1)

Income (loss) from continuing operations	35,779	(349)	59,290	22,286

Discontinued operations:
Operating results of discontinued operations, net of income taxes	(552)	(5,320)	9,953	10,378
Loss on sale of businesses, net of income taxes	—	—	(33,285)	—
Impairment charge on businesses held for sale, net of income taxes	(11,122)	—	(11,122)	—

Income (loss) from discontinued operations, net of income taxes	(11,674)	(5,320)	(34,454)	10,378

Net income (loss)	24,105	(5,669)	24,836	32,664
Dividends on convertible perpetual preferred stock	(3,713)	—	(10,973)	—

Earnings (loss) available to common shareholders	$20,392	$(5,669)	$13,863	$32,664

Basic earnings (loss) per common share:
From continuing operations	$1.24	$(0.01)	$1.87	$0.87
From discontinued operations:
Operating results	(0.02)	(0.21)	0.39	0.40
Loss on sale of businesses	—	—	(1.29)	—
Impairment charge on businesses held for sale	(0.43)	—	(0.43)	—

Total from discontinued operations	(0.45)	(0.21)	(1.33)	0.40

Net income (loss)	$0.79	$(0.22)	$0.54	$1.27

Diluted earnings (loss) per common share:
From continuing operations	$1.17	$(0.01)	$1.87	$0.87
From discontinued operations:
Operating results	(0.02)	(0.21)	0.39	0.40
Loss on sale of businesses	—	—	(1.29)	—
Impairment charge on businesses held for sale	(0.36)	—	(0.43)	—

Total from discontinued operations	(0.38)	(0.21)	(1.33)	0.40

Net income (loss)	$0.79	$(0.22)	$0.54	$1.27

Retained earnings - beginning of period			$697,987	$733,763
Net income			24,836	32,664
Cash dividends declared:
Common stock (2006 - $1.30 per share; 2005 - $1.27 per share)			(33,561)	(32,644)
Series B 6.75% Convertible Perpetual Preferred Stock			(10,973)	—

Retained earnings - end of period			$678,289	$733,783

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2006	December 31, 2005	March 31, 2006
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$220,438	$24,756	$62,486
Accounts receivable, net	289,548	273,983	212,639
Advances to suppliers, net	83,629	128,715	119,131
Accounts receivable - unconsolidated affiliates	43,709	878	16,675
Inventories - at lower of cost or market:
Tobacco	656,329	712,396	666,708
Other	45,553	50,860	42,746
Prepaid income taxes	2,831	5,808	3,769
Deferred income taxes	27,443	12,826	22,078
Other current assets	52,511	40,496	47,338
Current assets of discontinued operations	75,482	598,778	609,028

Total current assets	1,497,473	1,849,496	1,802,598
Property, plant and equipment
Land	17,141	17,696	16,796
Buildings	250,281	266,829	252,148
Machinery and equipment	521,608	568,715	537,343

	789,030	853,240	806,287
Less accumulated depreciation	(408,408)	(413,238)	(394,830)

	380,622	440,002	411,457
Other assets
Goodwill and other intangibles	104,265	105,665	105,802
Investments in unconsolidated affiliates	94,242	83,953	95,988
Deferred income taxes	92,879	86,334	85,994
Other noncurrent assets	159,133	184,727	182,482
Noncurrent assets of discontinued operations	—	209,203	217,020

	450,519	669,882	687,286

Total assets	$2,328,614	$2,959,380	$2,901,341

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2006	December 31, 2005	March 31, 2006
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$169,283	$352,126	$318,710
Accounts payable	192,797	181,690	194,862
Accounts payable - unconsolidated affiliates	10,730	245	2,727
Customer advances and deposits	122,086	139,081	98,750
Accrued compensation	13,858	11,038	16,996
Income taxes payable	34,366	11,135	11,806
Current portion of long-term obligations	22,513	169,391	8,537
Current liabilities of discontinued operations	15,816	284,796	285,418

Total current liabilities	581,449	1,149,502	937,806
Long-term obligations	548,769	771,750	762,201
Postretirement benefits other than pensions	45,733	44,785	45,560
Other long-term liabilities	112,489	103,604	123,227
Deferred income taxes	34,038	24,755	31,072
Noncurrent liabilities of discontinued operations	—	24,317	18,805

Total liabilities	1,322,478	2,118,713	1,918,671
Minority interests	14,934	32,460	17,799
Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 authorized shares, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 authorized shares, 220,000 issued and outstanding shares (none at December 31, 2005, and 200,000 at March 31, 2006)	213,024	—	193,546
Common stock, no par value, 100,000,000 authorized shares, 25,923,058 issued and outstanding shares (25,715,109 at December 31, 2005, and 25,748,306 at March 31, 2006)	130,564	118,933	120,618
Retained earnings	678,289	733,783	697,987
Accumulated other comprehensive loss	(30,675)	(44,509)	(47,280)

Total shareholders’ equity	991,202	808,207	964,871

Total liabilities and shareholders’ equity	$2,328,614	$2,959,380	$2,901,341

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$24,836	$32,664
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss (income) from discontinued operations	34,454	(10,378)
Depreciation	36,662	35,607
Amortization	1,488	2,428
Provisions for losses on advances to suppliers	30,250	9,020
Restructuring and impairment costs	15,808	23,861
Other, net	1,807	(9,461)
Changes in operating assets and liabilities, net	(30,986)	(84,378)

Net cash provided (used) by operating activities of continuing operations	114,319	(637)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of property, plant and equipment	(20,915)	(48,071)
Proceeds from sale of businesses, less $20,345 cash of businesses sold	379,379	—
Proceeds from sale of property, plant, and equipment and other	1,494	1,955

Net cash provided (used) by investing activities of continuing operations	359,958	(46,116)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Issuance (repayment) of short-term debt, net	(118,814)	73,488
Repayment of long-term debt	(200,000)	(20,662)
Issuance of convertible perpetual preferred stock, net of issuance costs	19,478	—
Issuance of common stock	5,910	1,413
Dividends paid on common stock	(33,561)	(32,644)
Dividends paid on convertible perpetual preferred stock	(10,973)	—
Other	(1,325)	(4,029)

Net cash provided (used) by financing activities of continuing operations	(339,285)	17,566

Net cash provided (used) by continuing operations	134,992	(29,187)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	36,776	55,154
Net cash used by investing activities of discontinued operations	(9,417)	(23,403)
Net cash used by financing activities of discontinued operations	(6,766)	(30,425)

Net cash provided by discontinued operations	20,593	1,326

Effect of exchange rate changes on cash	74	(145)

Net increase (decrease) in cash and cash equivalents	155,659	(28,006)
Cash and cash equivalents of continuing operations at beginning of year	62,486	54,089
Cash and cash equivalents of discontinued operations at beginning of year	4,147	4,536
Less: Cash and cash equivalents of discontinued operations at end of period	1,854	5,863

Cash and cash equivalents at end of period	$220,438	$24,756

Significant non-cash items from investing activities of continuing operations for the nine months ended December 31, 2006, included the buyer’s assumption of $153,560 of notes payable and overdrafts with the sale of businesses.

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (the “Company” or “Universal”), has operations in tobacco and agri-products. Previously, the Company also had operations in lumber and building products; however, those businesses, along with a portion of its agri-products operations, were sold on September 1, 2006 (see Note 4). In December 2006, the Company adopted a plan to sell the remaining agri-products operations. Those businesses are held for sale and reported as discontinued operations as of December 31, 2006, in the accompanying financial statements, and an impairment charge was recorded to reduce their carrying value to estimated fair value, less costs to sell (see Note 4). The Company’s worldwide tobacco business now represents its continuing operations.

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Universal adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), effective April 1, 2006. SFAS 123R requires that share-based payments, such as grants of stock options, restricted shares, restricted share units, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. Disclosures related to the adoption of SFAS 123R and the Company’s share-based compensation programs are provided in Note 6.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by Universal in the first quarter of its fiscal year ending March 31, 2008. Universal is in the process of reviewing tax positions throughout its worldwide organization, but has not yet determined the impact that FIN 48 will have on its financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers who sponsor defined benefit pension or postretirement plans to recognize the overfunded or underfunded status of each plan as an asset or liability in the balance sheet and to recognize actuarial gains and losses and prior service costs and credits that are not included in pension or postretirement benefit expense as a component of comprehensive income. SFAS 158 also requires that the funded status of plans be measured as of the balance sheet date, thereby eliminating the option allowed under the prior guidance to measure the funded status at a date up to 90 days before the balance sheet date. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the requirement to measure funded status as of the balance sheet date, which is effective for fiscal years ending after December 15, 2008. Universal is reviewing the guidance in SFAS 158 and, based on information from the most recent actuarial valuation, currently expects that the adoption of SFAS 158 will result in an increase in accumulated other comprehensive loss of approximately $15 million to $25 million.

NOTE 3. GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At December 31, 2006, total exposure under subsidiaries’ guarantees issued for banking facilities of Brazilian farmers was approximately $228 million. About 66% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The Company withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party bank. Failure of farmers to deliver sufficient quantities of tobacco to the Company to cover their obligations to third-party banks could result in a liability for the Company under the related guarantee; however, in that case, the Company would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $228 million, and any unpaid accrued interest. The accrual recorded for the value of the guarantees was approximately $12 million and $6 million at December 31, 2006 and 2005, respectively, and approximately $8 million at March 31, 2006. In addition to these guarantees, the Company has contingent liabilities related to the unsecured portion of a bank guarantee for European Commission fines in Italy and to other legal matters, as discussed below.

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

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and facts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process. A cash deposit of €8 million (about $10 million) secures a portion of the bank guarantee.

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

Employment Litigation Verdict

In September 2006, a California jury decided a case involving an employment matter at one of the Company’s agri-products subsidiaries in favor of the plaintiffs and awarded them compensatory damages of approximately $0.2 million and punitive damages of $25 million. In December 2006, upon motion of the Company, the trial court substantially reduced the punitive damages to approximately $1.25 million, bringing the total amount of the award to approximately $1.45 million. In January 2007, plaintiffs filed a motion for attorneys’ fees, which is pending before the trial court. The plaintiffs have also filed a notice of appeal with the appeals court seeking, in part, a review of the decision of the lower court to reduce the amount of the award. The Company and the other defendants have also filed a notice of appeal, as the Company believes there are errors in the decision of the court despite the significant reduction in punitive damages. The Company has accrued the probable liability that it ultimately expects to incur in this case, which includes the compensatory and punitive damages awarded by the trial court and outside counsel’s estimate of the likely attorneys’ fees that may be awarded. While the Company feels confident in its assessment of its probable liability, additional charges could be incurred in a future period in an amount material to the Company’s financial statements if the ultimate liability, including attorneys’ fees for certain of the plaintiffs, significantly exceeds the amount accrued to date.

Other Legal Matters

In addition to the above-mentioned matters, various subsidiaries of the Company are involved in other litigation and tax examinations incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the claims and does not currently expect that any of them will have a material adverse effect on the Company’s financial position. However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

Investment in Zimbabwe Operations

The Company deconsolidated its operations in Zimbabwe as of January 1, 2006, under U.S. accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After deconsolidation, the Company recorded a non-cash impairment charge during the quarter ended March 31, 2006, to adjust the investment in those operations to estimated fair value. The investment is now accounted for using the cost method and is reported on the balance sheet in investments in unconsolidated affiliates. Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company intends to continue its operations there. At December 31, 2006, the remaining investment in the Zimbabwe operations was approximately $5.8 million. In addition to that investment, the Company has a net foreign currency translation loss associated with those operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss.

NOTE 4. DISCONTINUED OPERATIONS

During the nine months ended December 31, 2006, Universal implemented the following actions to divest all of its non-tobacco operations:

•

In the quarter ended September 30, 2006, the sale of the Company’s lumber and building products segment and a portion of its agri-products segment (the “Deli Operations”) was approved, contractually agreed to with the buyer, and completed.

•	In the quarter ended December 31, 2006, a plan to sell the remaining businesses in the agri-products segment was approved and is expected to be completed within the next six to twelve months.

As a result of these actions, the Company’s worldwide leaf tobacco business represents its continuing operations as of December 31, 2006. The operating results and the assets and liabilities of the non-tobacco businesses are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The assets and liabilities of the businesses remaining to be sold were classified as “held for sale” as of December 12, 2006, the date the Company approved the plan of sale. They are reported as current assets and current liabilities of discontinued operations at December 31, 2006. As discussed further below, the Company recorded a net loss of $33.3 million on the sale of the Deli Operations in the quarter ended September 30, 2006, and an impairment charge of $11.1 million related to the other agri-products businesses held for sale in the quarter ended December 31, 2006.

Sale of Deli Operations

On September 1, 2006, Universal completed the sale of the non-tobacco businesses managed by its wholly-owned subsidiary, Deli Universal, Inc. (“Deli”) to NVDU Acquisition, B.V., a newly-formed entity owned by affiliates of a Netherlands-based merchant bank, a Netherlands-based private company, and managers of the businesses that were sold. As discussed above, these businesses comprised the Company’s entire lumber and building products segment and a portion of its agri-products segment. The total value of the transaction was approximately $567 million. After selling and other expenses, Universal realized a net value of $552 million, consisting of net cash proceeds of $398 million and the buyer’s assumption of $154 million of debt with the acquired businesses. The Company recorded a net loss on the sale of $33.3 million in the quarter ended September 30, 2006, consisting of a pretax loss of $32.8 million and income tax expense of $0.5 million primarily related to net deferred tax assets that will not be realized as a result of the sale. The sales price and loss on sale are subject to adjustment based on final settlement under the terms of the agreement with the buyer.

Plan to Sell Remaining Agri-Products Operations

In December 2006, Universal approved a plan to sell the remaining non-tobacco agri-products businesses that were not part of the sale of the Deli Operations. The Company expects to sell these businesses in multiple transactions within the next six to twelve months. A pretax impairment charge of $11.1 million was recorded in the quarter ended December 31, 2006, to reduce the Company’s aggregate net investment in these businesses to estimated fair value less costs to sell. Based on its consolidated income tax position, the Company does not expect to realize a tax benefit on the expected loss on the sale of these businesses and has not recorded an income tax benefit on the impairment charge. The sale of one of the agri-products businesses was completed in January 2007. That transaction was not material to the results of operations or financial condition of the Company.

Amounts Reported as Discontinued Operations in the Accompanying Financial Statements

The results of operations for the Company’s discontinued non-tobacco operations for the three and nine months ended December 31, 2006, were as follows:

	Three Months Ended December 31,
	2006			2005
	Deli Operations (1)	Other Agri- Product Operations	Total	Deli Operations	Other Agri- Product Operations	Total
Sales and other operating revenues	$—	$73,547	$73,547	$315,946	$87,104	$403,050
Costs and expenses	—	73,940	73,940	313,828	93,492	407,320

Income (loss) before income taxes and other items	—	(393)	(393)	2,118	(6,388)	(4,270)
Income taxes	—	108	108	756	378	1,134
Minority interest	—	51	51	(225)	141	(84)

Operating results of discontinued operations, net of income taxes	$—	$(552)	$(552)	$1,587	$(6,907)	$(5,320)

	Nine Months Ended December 31,
	2006			2005
	Deli Operations (1)	Other Agri- Product Operations	Total	Deli Operations	Other Agri- Product Operations	Total
Sales and other operating revenues	$651,672	$233,829	$885,501	$1,033,916	$248,966	$1,282,882
Costs and expenses	618,472	243,884	862,356	1,010,432	252,887	1,263,319

Income (loss) before income taxes and other items	33,200	(10,055)	23,145	23,484	(3,921)	19,563
Income taxes	11,786	560	12,346	8,384	489	8,873
Minority interest	585	261	846	297	15	312

Operating results of discontinued operations, net of income taxes	$20,829	$(10,876)	$9,953	$14,803	$(4,425)	$10,378

(1)	Deli Operations were sold on September 1, 2006. Results for the nine-month period ended December 31, 2006, reflect those operations for only the five-month period ended September 1, 2006.

As required under the applicable accounting guidance, the results shown above do not reflect depreciation expense after July 6, 2006, for the Deli Operations and December 12, 2006, for the other agri-products operations, which are the respective dates they were classified as “held for sale.” This increased the earnings of the Deli Operations for the five-month period ended September 1, 2006, by approximately $3.3 million before taxes and $2.1 million after taxes. The effect of discontinuing depreciation at the “held for sale” date was not material for the other agri-products operations. In addition, as permitted under the accounting standards, the Company has allocated interest expense to the discontinued operations for all periods based on the ratio of the net assets of those operations to consolidated net assets. For the Deli Operations, total interest allocated in addition to direct third-party interest incurred was $4.8 million for the five months ended September 1, 2006, and $3.0 million and $9.2 million for the three and nine months ended December 31, 2005, respectively. For the other agri-products operations, total interest allocated in addition to direct third-party interest incurred was $0.6 million and $1.9 million for the three and nine months ended December 31, 2006, respectively, and $0.8 million and $2.4 million for the three and nine months ended December 31, 2005, respectively.

The assets and liabilities of the discontinued non-tobacco operations reflected in the accompanying consolidated balance sheets were composed of the following:

	December 31, 2006	December 31, 2005			March 31, 2006
	Other Agri- Products Operations (1)	Deli Operations	Other Agri- Product Operations	Total	Deli Operations	Other Agri- Product Operations	Total
Assets
Cash and cash equivalents	$1,854	$4,070	$1,793	$5,863	$2,538	$1,608	$4,146
Accounts receivable, net	29,339	178,490	36,951	215,441	215,014	38,360	253,374
Inventories:
Lumber and building products	—	160,478	—	160,478	170,331	—	170,331
Agri-products	38,835	104,263	98,826	203,089	94,237	71,885	166,122
Other current assets	2,390	8,284	5,623	13,907	10,223	4,832	15,055

Total current assets	72,418	455,585	143,193	598,778	492,343	116,685	609,028

Property, plant and equipment, net	2,423	160,939	2,524	163,463	167,577	3,063	170,640
Goodwill and other intangibles	—	28,775	377	29,152	29,951	377	30,328
Other noncurrent assets	641	15,622	966	16,588	15,417	635	16,052

Total noncurrent assets	3,064	205,336	3,867	209,203	212,945	4,075	217,020

Total assets	$75,482	$660,921	$147,060	$807,981	$705,288	$120,760	$826,048

Liabilities
Notes payable and overdrafts	$683	$101,963	$753	$102,716	$129,877	$14	$129,891
Accounts payable	13,830	122,407	39,673	162,080	124,347	13,523	137,870
Other current liabilities	1,012	19,454	546	20,000	17,005	652	17,657

Total current liabilities	15,525	243,824	40,972	284,796	271,229	14,189	285,418

Other long-term liabilities	291	13,951	350	14,301	12,491	364	12,855
Deferred income taxes	—	10,016	—	10,016	5,950	—	5,950

Total noncurrent liabilities	291	23,967	350	24,317	18,441	364	18,805

Total liabilities	$15,816	$267,791	$41,322	$309,113	$289,670	$14,553	$304,223

(1)	Other agri-products operations were classified as “held for sale” at December 31, 2006. Accordingly, balances were classified as current assets or current liabilities in the consolidated balance sheet for that date.

NOTE 5. RESTRUCTURING AND IMPAIRMENT COSTS

Universal recorded charges in the quarter ended December 31, 2006 to reflect impairment of certain equipment and goodwill. In addition, during the nine months ended December 31, 2006, the Company recorded an impairment charge related to certain flue-cured tobacco growing projects in the African country of Zambia. In the prior fiscal year, the Company recorded restructuring and impairment costs in the three- and nine-month periods ended December 31, 2005, related to the closure of a leaf tobacco processing facility and other cost reduction initiatives. These charges are described in more detail below.

Impairment of Equipment and Goodwill

In the quarter ended December 31, 2006, the Company recorded a $1.8 million charge for the impairment of certain leaf tobacco processing equipment previously used at its Danville, Virginia processing facility, which was closed in December 2005. Plans to redeploy that equipment at another Universal processing facility changed, and it will now be sold. Also in the quarter ended December 31, 2006, in conjunction with redefining its operating segments to reflect the continuing operations in the leaf tobacco business, the Company reallocated its goodwill to revised reporting units based on applicable accounting guidance. Following the reallocation, a $1.7 million charge was recorded to write off goodwill that was impaired. The combined charges totaled $3.5 million before tax, $2.3 million after tax, or $0.07 per diluted share.

Impairment Charge on Flue-Cured Tobacco Growing Projects in Zambia

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

Closure of Danville Processing Facility and Other Cost Reduction Initiatives

During the quarter ended December 31, 2005, the Company recorded restructuring and impairment costs totaling approximately $23.9 million before tax, $15.5 million after tax, or $0.60 per share. The components of the total pretax charge were as follows:

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

The one-time termination benefits related to 32 full-time employees and 313 hourly employees whose positions were eliminated upon closure of the Danville facility. The other restructuring costs represented lease costs on vacated office space, termination benefits, and employee relocation costs associated with the closing and consolidation of administrative offices. The impairment costs represented adjustments to write down the carrying value of the land, building, and equipment at the Danville facility to fair value.

Restructuring Liability

As noted above, the restructuring costs recorded in the quarter ended December 31, 2005, were related to the closure of the Danville facility and other cost reduction initiatives. The Company recorded additional restructuring costs in the quarter ended March 31, 2006, including special termination benefits related to a voluntary separation program. The following is a reconciliation of the Company’s liability for restructuring costs since the initial costs were recorded in the quarter ended December 31, 2005:

	One-Time and Special Termination Benefits	Other Costs	Total
Costs and payments in fiscal year 2006
Quarter ended December 31, 2005:
Costs charged to expense	$2,136	$485	$2,621
Payments	—	(141)	(141)

Balance at December 31, 2005	2,136	344	2,480
Quarter ended March 31, 2006:
Costs charged to expense	4,219	211	4,430
Payments	(1,744)	(120)	(1,864)

Balance at March 31, 2006	4,611	435	5,046
Payments in fiscal year 2007
Quarter ended June 30, 2006	(1,769)	(61)	(1,830)
Quarter ended September 30, 2006	(657)	(61)	(718)
Quarter ended December 31, 2006	(333)	(62)	(395)

Balance at December 31, 2006	$1,852	$251	$2,103

The payments for termination benefits during the nine months ended December 31, 2006, were made to 33 employees. Of the remaining restructuring liability, approximately $1.6 million will be paid during the next twelve months, and the majority of the remaining balance will be paid by the end of fiscal year 2008.

NOTE 6. STOCK-BASED COMPENSATION

Adoption of FASB Statement No. 123R

As discussed in Note 2, Universal adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), effective April 1, 2006. Previously, the Company accounted for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS 123, “Accounting for Stock-Based Compensation,” and made required disclosures of the pro forma effect of fair value recognition for those awards. Prior to the fiscal year that ended March 31, 2006, stock options with an exercise price equal to the market price of the underlying common stock at grant date were the primary form of stock-based compensation awarded. These instruments had no intrinsic value at grant date under APB 25 and therefore did not result in compensation expense being recognized in the financial statements. During fiscal year 2006, the Company revised its compensation program to substitute annual grants of restricted stock units (“RSUs”) and restricted stock for a portion of the customary stock option grants awarded in prior years. The program was further revised in the current fiscal year to provide annual grants of stock-settled stock appreciation rights (“SARs”) in place of the remaining portion of the customary stock option grants. These changes represent refinements in program design only, and the Company is still authorized to award stock options and other forms of share-based compensation under its shareholder-approved executive stock plans.

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

Awards Granted During the Nine Months Ended December 31, 2006

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

For the three and nine months ended December 31, 2006, the Company recorded total stock-based compensation expense of approximately $0.5 million and $3.7 million, respectively. A significant portion of the expense recorded in the nine-month period represented recognition of the full fair value of SARs and RSUs granted in June to employees who were already retirement-eligible. For the remainder of the fiscal year ending March 31, 2007, the Company expects that it will record additional stock-based compensation expense of approximately $0.6 million. The effect of adopting SFAS 123R on the Company’s results from continuing operations, which represents the effect of higher expense than would have been recognized under the provisions of APB 25, for the three and nine months ended December 31, 2006, was as follows:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
(In thousands of dollars, except per share data)

Income from continuing operations before income taxes and other items	$(214)	$(2,957)
Income from continuing operations	(139)	(1,922)
Basic earnings per share	—	(0.07)
Diluted earnings per share	—	(0.07)

SFAS 123R requires the presentation of excess tax benefits realized from the exercise or payment of stock-based awards in the financing section of the cash flow statement, which is a change from previous guidance. Awards exercised or paid during the nine months ended December 31, 2006, were not significant, so the adoption of the new standard did not materially affect net cash flows from operating or financing activities. At December 31, 2006, the Company had $3.7 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.6 years.

Pro Forma Effect of Fair Value-Based Method on Prior Comparative Periods

Had the Company adopted the fair value-based recognition provisions of SFAS 123 for comparative periods prior to the adoption of SFAS 123R, the pro forma effect on income from continuing operations and earnings per share would have been as follows:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
(In thousands of dollars, except per share data - all amounts net of income taxes)
Income (loss) from continuing operations	$(349)	$22,286
Stock-based compensation cost under fair value accounting	(1,028)	(3,655)

Pro forma income (loss) from continuing operations under fair value method	$(1,377)	$18,631

Basic earnings (loss) per share from continuing operations	$(0.01)	$0.87
Per share stock-based compensation cost under fair value accounting	(0.04)	(0.14)

Pro forma basic earnings (loss) per share from continuing operations	$(0.05)	$0.73

Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.87
Per share stock-based compensation cost under fair value accounting	(0.04)	(0.14)

Pro forma diluted earnings (loss) per share from continuing operations	$(0.05)	$0.73

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
(In thousands, except per share data)
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
From continuing operations:
Income (loss) from continuing operations	$35,779	$(349)	$59,290	$22,286
Less: Dividends on convertible perpetual preferred stock	(3,713)	—	(10,973)	—

Earnings (loss) available to common shareholders from continuing operations	32,066	(349)	48,317	22,286

From discontinued operations:
Operating results	(552)	(5,320)	9,953	10,378
Loss on sale of businesses	—	—	(33,285)	—
Impairment charge on businesses held for sale	(11,122)	—	(11,122)	—

Earnings (loss) available to common shareholders from discontinued operations	(11,674)	(5,320)	(34,454)	10,378

Net income (loss) available to common shareholders	$20,392	$(5,669)	$13,863	$32,664

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	25,815	25,715	25,775	25,698

Basic earnings (loss) per share:
From continuing operations	$1.24	$(0.01)	$1.87	$0.87
From discontinued operations:
Operating results	(0.02)	(0.21)	0.39	0.40
Loss on sale of businesses	—	—	(1.29)	—
Impairment charge on businesses held for sale	(0.43)	—	(0.43)	—

Total from discontinued operations	(0.45)	(0.21)	(1.33)	0.40

Net income (loss) per share	$0.79	$(0.22)	$0.54	$1.27

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
From continuing operations:
Earnings (loss) available to common shareholders from continuing operations	$32,066	$(349)	$48,317	$22,286
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,713	—	—	—

Earnings (loss) available to common shareholders from continuing operations for calculation of diluted earnings (loss) per share	35,779	(349)	48,317	22,286

From discontinued operations:
Operating results	(552)	(5,320)	9,953	10,378
Loss on sale of businesses	—	—	(33,285)	—
Impairment charge on businesses held for sale	(11,122)	—	(11,122)	—

Earnings (loss) available to common shareholders from discontinued operations	(11,674)	(5,320)	(34,454)	10,378

Net income (loss) available to common shareholders	$24,105	$(5,669)	$13,863	$32,664

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	25,815	25,715	25,775	25,698
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,708	—	—	—
Employee share-based awards	111	—	69	121

Denominator for diluted earnings (loss) per share	30,634	25,715	25,844	25,819

Diluted earnings (loss) per share:
From continuing operations	$1.17	$(0.01)	$1.87	$0.87
From discontinued operations:
Operating results	(0.02)	(0.21)	0.39	0.40
Loss on sale of businesses	—	—	(1.29)	—
Impairment charge on businesses held for sale	(0.36)	—	(0.43)	—

Total from discontinued operations	(0.38)	(0.21)	(1.33)	0.40

Net income (loss) per share	$0.79	$(0.22)	$0.54	$1.27

For the three months ended December 31, 2006, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock was assumed since the effect is dilutive to earnings per share from continuing operations. For the related nine-month period, the effect was antidilutive, and conversion was not assumed. The Preferred Stock was not outstanding during the three- and nine-month periods ended December 31, 2005.

For the three months ended December 31, 2006, the effect of Preferred Stock and employee share-based awards is antidilutive to the per-share effect of the impairment charge on businesses held for sale in discontinued operations. Under the applicable financial reporting guidelines, this antidilutive effect is shown since these securities are dilutive to earnings per share from continuing operations for that period.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
(in thousands of dollars - all amounts net of income taxes)
From continuing operations:
Income (loss) from continuing operations	$35,779	$(349)	$59,290	$22,286
Foreign currency translation adjustment	3,105	230	7,220	(2,507)
Foreign currency hedge adjustment	(635)	(744)	(414)	(741)
Unrealized gain (loss) on available-for-sale securities	—	(1,403)	—	(1,403)

Comprehensive income (loss) from continuing operations	38,249	(2,266)	66,096	17,635

From discontinued operations:
Operating results
Income (loss) from discontinued operations - operating results	(552)	(5,320)	9,953	10,378
Foreign currency translation adjustment	700	(1,254)	4,914	(6,924)
Minimum pension liability	—	(5,001)	—	(5,001)
Foreign currency hedge adjustment	—	942	(470)	963

Comprehensive income (loss) from discontinued operations - operating results	148	(10,633)	14,397	(584)

Sale of businesses
Loss on sale of businesses	—	—	(33,285)	—
Foreign currency translation adjustment	—	—	(7,609)	—
Minimum pension liability	—	—	8,301	—
Foreign currency hedge adjustment	—	—	4,665	—

Comprehensive loss from discontinued operations -sale of businesses	—	—	(27,928)	—

Impairment charge on businesses held for sale	(11,122)	—	(11,122)	—

Total comprehensive loss from discontinued operations	(10,974)	(10,633)	(24,653)	(584)

Total comprehensive income (loss)	$27,275	$(12,899)	$41,443	$17,051

NOTE 9. OPERATING SEGMENTS

Universal previously evaluated and reported performance for the following three operating segments, which were based on product categories: tobacco, lumber and building products, and agri-products. As discussed in Note 4, the Company has approved a plan to sell its remaining agri-products businesses, following the sale of its lumber and building products segment and a portion of its agri-products segment in September 2006. With these changes, effective for the quarter ended December 31, 2006, the Company’s worldwide leaf tobacco business represents its continuing operations. This business involves selecting, buying, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and a significant ownership interest in an unconsolidated affiliate, the Company processes and/or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. A substantial portion of the Company’s revenues are derived from sales to a limited number of large, multinational cigarette manufacturers.

The principal approach used by management to evaluate the performance of the Company’s tobacco business is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Oriental tobacco operations consist principally of a 49% interest in an affiliate, and performance of those operations is evaluated based on the Company’s equity in the pretax earnings of that affiliate. Under this structure, the Company has the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Special Services, and Oriental. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results.

The five regional operating segments serving the Company’s cigarette manufacturer customer base share similar characteristics in the nature of their products and services, production processes, class of customer, product distribution methods, and regulatory environment. Based on the applicable accounting guidance, four of the regions – South America, Africa, Europe, and Asia – are aggregated into a single reporting segment because they also have similar economic characteristics. North America is reported as an individual operating segment because its economic characteristics are dissimilar from the other regions, as its operations do not require significant working capital investments for crop financing and inventory, and toll processing is an important source of its operating income. The Dark Air-Cured, Special Services and Oriental segments, which have dissimilar characteristics in some of the categories mentioned above, are reported as “other tobacco operations” because each is below the measurement threshold for separate reporting.

Universal incurs overhead expenses related to senior management, finance, legal, and other functions that are centralized at its corporate headquarters, as well as functions performed at several sales and administrative offices around the world. These overhead expenses are allocated to the various operating segments, generally on the basis of tobacco volumes processed and/or sold. Management believes this method of allocation is representative of the value of the related services provided to the operating segments. The Company evaluates the performance of its segments based on operating income after allocated overhead expenses (excluding significant non-recurring charges or credits), plus equity in pretax earnings of unconsolidated affiliates.

Operating results for the Company’s reportable segments for the interim periods ended December 31, 2006 and 2005, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
(in thousands of dollars)
SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$124,620	$108,372	$254,990	$184,154
Other regions (1)	333,189	319,308	1,083,851	1,035,308

Subtotal	457,809	427,680	1,338,841	1,219,462
Other tobacco operations (2)	58,105	48,049	171,134	155,883

Consolidated sales and other operating revenues	$515,914	$475,729	$1,509,975	$1,375,345

OPERATING INCOME (LOSS)
Flue-cured and burley leaf tobacco operations:
North America	$20,361	$11,675	$28,058	$11,053
Other regions (1)	49,121	21,853	112,423	83,114

Subtotal	69,482	33,528	140,481	94,167
Other tobacco operations (2)	14,644	7,943	22,866	15,134

Segment operating income	84,126	41,471	163,347	109,301
Less:
Equity in pretax earnings of unconsolidated affiliates (3)	9,570	6,104	5,302	3,887
Restructuring and impairment costs (4)	3,519	23,861	15,808	23,861

Consolidated operating income	$71,037	$11,506	$142,237	$81,553

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)	Includes Dark Air-Cured, Special Services and Oriental, as well as inter-company eliminations. Oriental does not contribute significantly to the reported amounts for sales and other operating revenues because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.

(3)	Item is included in segment operating income, but not included in consolidated operating income.

(4)	Item is not included in segment operating income, but is included in consolidated operating income.

Segment assets at December 31, 2006 and 2005, and at March 31, 2006, were as follows:

	December 31, 2006	December 31, 2005	March 31, 2006
(in thousands of dollars)
Flue-cured and burley leaf tobacco operations:
North America	$334,515	$334,089	$307,013
Other regions	1,580,919	1,530,360	1,467,710

Subtotal	1,915,434	1,864,449	1,774,723
Other tobacco operations	337,698	286,950	300,570

Total segment assets	2,253,132	2,151,399	2,075,293
Total assets for discontinued operations	75,482	807,981	826,048

Consolidated total assets	$2,328,614	$2,959,380	$2,901,341

As discussed in Note 5, in conjunction with redefining its operating segments to reflect the continuing operations in the leaf tobacco business, the Company reallocated its goodwill to revised reporting units based on applicable accounting guidance and wrote off $1.7 million of goodwill that was impaired.

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

The components of the Company’s net periodic benefit cost for continuing operations were as follows:

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$238	$227	$1,261	$1,508	$306	$224
Interest cost	387	396	2,776	2,183	867	1,154
Expected return on plan assets	(188)	(184)	(2,508)	(2,457)	(43)	(44)
Settlement cost	—	—	—	1,188	—	—
Net amortization and deferral	80	(72)	1,113	(140)	168	(13)

Net periodic benefit cost	$517	$367	$2,642	$2,282	$1,298	$1,321

	Foreign Pension Benefits		Domestic Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$721	$680	$3,785	$3,708	$919	$827
Interest cost	1,162	1,189	8,329	7,453	2,602	2,609
Expected return on plan assets	(573)	(547)	(7,527)	(7,352)	(130)	(133)
Settlement cost	—	—	1,345	1,188	—	—
Net amortization and deferral	239	(220)	2,672	1,112	504	(37)

Net periodic benefit cost	$1,549	$1,102	$8,604	$6,109	$3,895	$3,266

During the nine months ended December 31, 2006, the Company made contributions of $1.0 million to foreign plans and $6.0 million to domestic plans. Additional contributions of approximately $1 million to foreign plans and $16 million to domestic plans are expected during the remaining three months of the fiscal year. Most of these contributions were made voluntarily to the Company’s ERISA-regulated defined benefit plans.

NOTE 11. INCOME TAXES

Universal’s consolidated effective income tax rates for its results from continuing operations for the three and nine months ended December 31, 2006, were approximately 37% and 43%, respectively. The rate for the quarter is higher than the 35% U.S. marginal corporate tax rate due primarily to excess foreign taxes in countries where the tax rate exceeds the U.S. tax rate. For the nine months, in addition to this factor, the tax rate is higher because no income tax benefit was provided on an impairment charge of $12.3 million recorded in the first quarter to reduce the carrying value of certain growing projects in Zambia to fair value, and a valuation allowance of $4.9 million was provided on deferred tax assets related to prior year operating losses in Zambia that the Company no longer expects to realize. The higher effective tax rate generated by those items was partially offset by a reduction in the allowance on deferred tax assets of $4.1 million due to the combined effect of the Company’s current U.S. tax position and the method of attributing income taxes to discontinued operations under the applicable accounting guidance. Without these items, the Company’s effective income tax rate for the year is estimated to be approximately 38%.

For the three months ended December 31, 2005, results from continuing operations included a net tax benefit on a small amount of pretax earnings. The net tax benefit reflected a reduction in the allowance on deferred tax assets resulting from the combined effect of the Company’s overall U.S. tax position and the method of attributing income taxes to discontinued operations. For the nine months ended December 31, 2005, the Company’s consolidated effective tax rate was approximately 45%. That rate was higher than the 35% U.S. marginal corporate tax rate primarily due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate and to local tax expense recorded by a foreign subsidiary with U.S. dollar losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: anticipated levels of demand for and supply of its products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Liquidity and Capital Resources

Overview

During the nine months ended December 31, 2006, we took significant steps to improve operating cash flow and reduce debt. We have begun to see the results of those actions. On September 1, 2006, we completed the sale (the “Deli Sale”) of the non-tobacco businesses managed by our wholly owned subsidiary Deli Universal Inc. (the “Deli Operations”). Those businesses were our entire lumber and building products distribution segment and a portion of our agri-products segment. The total value of the transaction was $567 million. After selling and other expenses, we realized a net value of approximately $552 million, consisting of net cash proceeds of $398 million and the buyer’s assumption of $154 million in debt of the acquired businesses. In December 2006, we approved a plan to sell the remaining non-tobacco businesses that were not part of the sale of the Deli Operations. We expect to sell these businesses in multiple transactions within the next six to twelve months. Our financial statements now report the operating results and the assets and liabilities of the non-tobacco businesses as discontinued operations for all periods in the accompanying consolidated financial statements.

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

Operations

Tobacco inventory has been reduced by about $10 million since March 31, 2006, reflecting normal seasonal patterns, which also influenced the level of customer advances. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. During the nine months, accounts receivable increased by about $76 million in large measure due to seasonal increases. In the same period, advances to suppliers were reduced by $36 million, principally due to increases in provisions for uncollectible advances in Brazil and Africa. Advances to suppliers were similarly reduced for the twelve-month period that ended on December 31, 2006. Accounts receivable from unconsolidated affiliates increased by $27 million as we continued to fund our crop purchases in Zimbabwe, where our operations have been deconsolidated.

We generally do not purchase material quantities of tobacco on a speculative basis. At December 31, 2006, our uncommitted inventories were $109 million, or about 17% of total tobacco inventory, compared to $105 million, or about 15% of our December 31, 2005, inventory. The level of uncommitted inventories has fallen from $138 million, or about 18% of our September 30, 2006, inventory and $168 million, or about 21% of our June 30, 2006, inventory. Management plans to seek continued reductions in the level of uncommitted inventories as production of tobacco is lowered.

Tobacco inventory as of December 31, 2006, was down $56 million from the balance at December 31, 2005, primarily due to the deconsolidation of Zimbabwe operations, which also caused an increase of $43 million in accounts receivable from unconsolidated affiliates, which was required to fund crop purchases there.

Investment

During the nine-month period ended December 31, 2006, we invested about $21 million in our fixed assets which was $16 million less than our depreciation expense of $37 million. The reduction in spending is part of our plan to further strengthen our cash flow. In the first nine months of the prior fiscal year, capital spending was $48 million as we completed the construction of a new processing facility in Mozambique. That facility began processing tobacco in September 2005.

The balance of property, plant and equipment decreased by about $59 million relative to December 31, 2005, because of the deconsolidation of Zimbabwe operations, the sale of some assets, and the first quarter’s impairment charge related to our Zambian operations. The asset sales and the Zambian charges also caused a decline in the balance compared to March 31, 2006.

Financing

Total debt decreased by $349 million during the nine months ended December 31, 2006, primarily because we used the proceeds from the Deli Sale to reduce notes payable and long-term debt, including $145 million in crop financing repaid in September 2006 and $200 million of floating rate debt due in May 2008, which we repaid in November 2006. We intend to use the remaining proceeds, which we are currently holding in cash investments, to further reduce debt. Total debt net of cash and cash equivalents has decreased by about $507 million since March 31, 2006, and by $748 million since December 31, 2005. Total debt as a percentage of capitalization (including total debt, deferred taxes, minority interests, and shareholders’ equity) was approximately 42% at December 31, 2006, down from approximately 60% at December 31, 2005. The reduction is due to both the issuance of $220 million of convertible preferred stock in March and April 2006, and the use of the cash proceeds from the Deli Sale to strengthen our balance sheet. We expect that ratio to be further reduced as more debt is retired with the remaining proceeds.

Our cash and cash equivalents increased by $158 million since March 31, 2006. Seasonal cash received has been invested because short-term debt had been previously repaid using some of the proceeds from the Deli Sale. Notes payable and overdrafts as of December 31, 2006, were primarily composed of local borrowings in countries where we cannot efficiently fund our subsidiaries needs using excess U.S funds because of tax or fiscal constraints. Some of these cash balances will be used to fund the next crop cycle, and some will be used to retire debt. In addition, subsequent to December 31, 2006, we used $15 million of our cash balances to fund our domestic salaried and hourly pension plans. Although our ERISA-regulated defined benefit plans were nearly 90% funded in aggregate, the $15 million voluntary contribution is approximately $11 million higher than our normal annual contribution and is intended to ensure the security of the retirement benefits of our employees and bring us substantially within the 100% funding target established under the Pension Protection Act. The Pension Protection Act was passed in August 2006, and the new funding rules are effective in 2008 and require 100% funding in 2011.

As of December 31, 2006, we were in compliance with the covenants of our debt agreements. We had $500 million available under a committed revolving credit facility that expires on January 10, 2010, and $220 million in cash. Our short-term debt and current maturities of long-term debt totaled $192 million. In addition, we had over $500 million in unused, uncommitted credit lines. Thus, we believe that our liquidity and capital resources at December 31, 2006, remained adequate to support our foreseeable operating needs.

Results of Operations

Income from continuing operations for the quarter ended December 31, 2006, was $35.8 million, or $1.17 per diluted share, compared to a loss of $349 thousand, or $0.01 per diluted share, last year. Income from continuing operations in the current period included about $3.5 million in impairment costs ($0.07 per diluted share) related to the value of long-lived assets. Income from continuing operations in fiscal year 2006 included $24 million in restructuring and impairment costs ($0.60 per diluted share) related to the closure of our Danville, Virginia, factory. Results were significantly improved over last year’s third quarter due to improved results in all reportable segments as well as reduced restructuring and impairment costs. Revenues in the quarter were $516 million, up 8.4% from the same period last year. Net income for the quarter, which includes results from discontinued operations, was $24.1 million, or $0.79 per diluted share, compared to a net loss of $5.7 million, or $0.22 per diluted share, last year.

For the nine months ended December 31, 2006, income from continuing operations was $59.3 million, or $1.87 per diluted share, including the effect of the impairment charges in the third quarter as well as charges recognized earlier in the fiscal year. Those earlier charges comprised a $12.3 million impairment charge on long-lived assets in Zambia, on which no tax benefit was recognized, and a $4.9 million valuation allowance on deferred tax assets there. The total effect of those restructuring and impairment charges and the valuation allowance in fiscal year 2007 was a reduction of net income of $19.5 million, or $0.74 per diluted share. Last year’s income from continuing operations was $22.3 million, or $.87 per share, including the effect of the U.S. restructuring and impairment charges of $24 million, or $0.59 per diluted share. On an after-tax basis, the nine-month restructuring and impairment costs were higher in the current year when combined with the related tax valuation allowance in Zambia; however, income from continuing operations showed a marked improvement over last year, reflecting better results in all reportable segments. Revenues for the nine months increased by about 10%, to $1.5 billion. Net income for the nine months was $24.8 million, or $0.54 per diluted share, compared to $32.7 million, or $1.27 per diluted share, last year.

The remainder of the fiscal year is expected to benefit from seasonal shipping patterns for North American, African, and European tobaccos while other origins move toward seasonally low periods. Although we have seen improvements this year from steps we took last year and a better South American crop, we will continue our efforts to improve our worldwide operations and to eliminate unproductive operations and assets. We have been disappointed with results from our flue-cured growing projects in Africa, and we are taking the necessary steps to reduce our costs and improve margins there. While it will take time to restore our profitability to prior levels in all of our operations, we have made substantial progress. Our debt levels have been significantly reduced, our balance sheet has strengthened, and we are beginning to see the results of our efforts reflected in reported earnings.

As we noted in Note 9 to the financial statements, we have modified our segment reporting because of our decision to sell our non-tobacco operations. With this change, effective for this quarter, our worldwide leaf tobacco business represents our continuing operations. The tobacco operations have been classified into three reportable segments. Our flue-cured and burley leaf tobacco operations are reported in two segments – North America and Other Regions. We report Other Tobacco Operations as one segment.

Our flue-cured and burley operations earned $69.5 million in the third fiscal quarter, more than double last year’s performance of $33.5 million. Operating income for the North America segment improved by $8.7 million, or 74%, primarily due to increased export and processing volumes, cost savings related to last year’s closure of the Danville, Virginia, facility, sales of tobacco purchased from the stabilization cooperatives, and better pricing. Increased volumes and pricing were also responsible for that segment’s increase in revenues. Other Regions also reported significantly higher segment operating income for the quarter due to better pricing and improved sales mix, and comparisons were further improved by the absence of amounts recorded in last year’s third quarter, including start-up costs of $4 million in our Mozambique facility and lower of cost or market adjustments of $10.4 million on our flue-cured projects in Africa. Similar lower cost or market adjustments on the African flue-cured projects of about $13 million were made in the second quarter of this year. Revenues for Other Regions were $333 million, representing an increase of $14 million, or about 4%.

For the nine months ended December 31, 2006, flue-cured and burley operations earned $140 million, up $46 million from last year. Results of the North America segment improved by $17 million, and the primary factors causing that improvement were similar to those of the third fiscal quarter. During the period, the North America segment also benefited from $3 million in gains on the sale of property and equipment and carryover sales of prior year tobacco. North America revenues increased by $71 million, or 38%, principally due to carryover sales of old crop tobacco. Other Regions’ results also increased, primarily due to better pricing and sales mix. Although operating improvements were evident in many of the African operations, additional provisions for farmer receivables totaling approximately $18 million, most of which were recorded earlier in the year, offset those benefits for the nine months. In addition, comparisons benefited from the absence of losses incurred in our Zimbabwe operations prior to their deconsolidation last year. Finally, Other Regions’ results also reflected the favorable resolution of a tax case in South America that resulted in the recovery of $8.5 million in revenue taxes and interest. Other Regions’ revenues for the nine months increased by 4.7% primarily due to higher volumes in Asia and higher sales prices in South America mostly because of increased farmer prices and strong local currency in Brazil.

Other Tobacco Operations also showed substantial improvement in both the quarter and nine-month period. Revenues for this segment increased by $10 million in the quarter and $15 million for the nine-month period, primarily due to volume increases. The dark air-cured operations benefited from higher sales volume for wrapper and increased leaf sales and some increase in processing volume for both periods, as well as the absence of exchange losses incurred in the prior year. Our 49%-owned Oriental tobacco joint venture benefited from improved product mix and the absence of currency-related losses experienced last year, which were sufficient to offset the impact of lower customer deliveries.

Selling, general and administrative expense increased by $28 million, or 15%, in the nine months ended December 31, 2006, principally due to provisions for farmer receivables that were recorded in the second quarter. Interest expense for continuing operations has declined for the three- and nine-month periods compared to last year because the proceeds of the preferred stock issued at the end of March 2006 were used to retire outstanding debt. That reduction was offset by higher rates during the current periods.

Our consolidated effective income tax rates for continuing operations for the three and nine months ended December 31, 2006, were approximately 37% and 43%, respectively. The rate for the quarter is higher than the 35% U.S. marginal corporate tax rate due primarily to excess foreign taxes in countries where the tax rate exceeds the U.S. tax rate. For the nine months, in addition to this factor, the tax rate is higher because no income tax benefit was provided on an impairment charge of $12.3 million recorded in the first quarter to reduce the carrying value of certain growing projects in Zambia to fair value, and a valuation allowance of $4.9 million was provided on deferred tax assets related to prior year operating losses in Zambia that we no longer expect to realize. The higher effective tax rate generated by those items was partially offset by a reduction in the allowance on deferred tax assets of $4.1 million due to the combined effect of our current U.S. tax position and the method of attributing income taxes to discontinued operations under the applicable accounting guidance. Without these items, our effective income tax rate for the year is estimated at approximately 38%. For the three months ended December 31, 2005, results from continuing operations included a net tax benefit on a small amount of pretax earnings. The net tax benefit reflected a reduction in the allowance on deferred tax assets resulting from the combined effect of the Company’s overall U.S. tax position and the method of attributing income taxes to discontinued operations. For the nine months ended December 31, 2005, the Company’s consolidated effective tax rate was approximately 45%. That rate was higher than the 35% U.S. marginal corporate tax rate primarily due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate and to local tax expense recorded by a foreign subsidiary with U.S. dollar losses.

The loss from discontinued operations in the third quarter of fiscal year 2007 was $11.7 million, or $0.38 per diluted share, which primarily represented an impairment charge related to our plan to sell our remaining non-tobacco businesses. We announced that plan in December 2006, and reclassified operating results, assets, and liabilities related to those operations to discontinued operations.

For the nine months ended December 31, 2006, the loss from discontinued operations was $34.5 million, or $1.33 per diluted share. Results from discontinued operations for the nine months reflected the operating results and estimated effects of selling our non-tobacco businesses, the largest part of which was completed in the second fiscal quarter.

During the second quarter, we completed the sale (the “Deli Sale”) of the non-tobacco businesses managed by our wholly owned subsidiary, Deli Universal Inc. (the “Deli Operations”). Those businesses were our lumber and building products distribution segment and a substantial portion of our agri-products segment. The total value of the transaction was $567 million. After selling and other expenses, we realized a net value of approximately $552 million, consisting of net cash proceeds of $398 million and the buyer’s assumption of $154 million in debt of the acquired businesses. Our financial statements now report the results and financial position of the businesses that were sold as discontinued operations. Those operations earned $20.8 million after taxes during the five-month period before the sale. During fiscal year 2007, these earnings were a result of improved performance by the lumber and building products distribution group offset by lower results in agri-products. As required by the accounting rules, those results reflect the cessation of depreciation effective July 6, 2006. We also allocated interest expense to these operations for all periods presented. We recorded a net loss on the sale of approximately $33 million. The loss, net of earnings to the date of sale, was $0.48 per diluted share, which was recorded during the first half of the year. The value of the transaction is subject to refinement, which could result in future adjustments. Those adjustments could also affect the loss on the sale. No adjustments were made in the third quarter.

Stock-based Compensation

As we discussed in Notes 2 and 6 of Notes to Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) effective April 1, 2006. Under SFAS 123R, we are required to recognize the cost of services received from employees and outside directors in exchange for stock-based compensation based on the fair value of the awards. For the three and nine months ended December 31, 2006, we recorded total stock-based compensation expense of approximately $0.5 million and $3.7 million, respectively. A significant portion of the expense for the nine-month period represented recognition of the full fair value of SARs and RSUs granted in June to employees who were already retirement-eligible. For the remainder of the fiscal year ending March 31, 2007, we expect to record additional stock-based compensation expense of approximately $0.6 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of December 31, 2006, tobacco inventory of $656 million included about $547 million in inventory that was committed for sale to customers and about $109 million that was not committed. Committed inventory, after deducting $122 million in customer deposits, represents our net exposure of $425 million. We maintain a portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate substantially interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $219 million at December 31, 2006. A hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $2.2 million, all of that amount should be offset with changes in customer charges.

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

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and facts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process. A cash deposit secures a portion of the bank guarantee. A cash deposit of €8 million (about $10 million) secures a portion of the bank guarantee.

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

Employment Litigation Verdict

In September 2006, a California jury decided a case involving an employment matter at one of the Company’s agri-products subsidiaries in favor of the plaintiffs and awarded them compensatory damages of approximately $0.2 million and punitive damages of $25 million. In December 2006, upon motion of the Company, the trial court substantially reduced the punitive damages to approximately $1.25 million, bringing the total amount of the award to approximately $1.45 million. In January 2007, plaintiffs filed a motion for attorneys’ fees, which is pending before the trial court. The plaintiffs have also filed a notice of appeal with the appeals court seeking, in part, a review of the decision of the lower court to reduce the amount of the award. The Company and the other defendants have also filed a notice of appeal, as the Company believes there are errors in the decision of the court despite the significant reduction in punitive damages. The Company has accrued the probable liability that it ultimately expects to incur in this case, which includes the compensatory and punitive damages awarded by the trial court and outside counsel’s estimate of the likely attorneys’ fees that may be awarded. While the Company feels confident in its assessment of its probable liability, additional charges could be incurred in a future period in an amount material to the Company’s financial statements if the ultimate liability, including attorneys’ fees for certain of the plaintiffs, significantly exceeds the amount accrued to date.

Other Legal Matters

In addition to the above-mentioned matters, various subsidiaries of the Company are involved in other litigation and tax examinations incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the claims and does not currently expect that any of them will have a material adverse effect on the Company’s financial position. However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

ITEM 1A.	RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. In evaluating the risks of the Company, readers should carefully consider the risk factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or operating results, in addition to the other information set forth in this report and in other filings with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

10.1	Form of Employment Agreement dated November 17, 2006, between Universal Corporation and named executive officers (Allen B. King and Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 24, 2006, File No. 1-652).

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2007	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and
Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)