Form 10-K
period 2007-03-31
UNIVERSAL CORP /VA/
filed 2007-05-30
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $708 million at September 30, 2006.

As of May 25, 2007, the total number of shares of common stock outstanding was 27,026,971.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the 2007 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

UNIVERSAL CORPORATION

FORM 10-K

PART I

General

This Form 10-K, which we refer to herein as our Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; changes in exchange rates; and general economic, political, market, and weather conditions. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.

This Annual Report uses the terms “Universal”, “the Company,” “we”, “us”, and “our” to refer to Universal Corporation and its subsidiaries when it is not necessary to distinguish among Universal Corporation and its various operating subsidiaries or when any distinction is clear from context.

Item 1.	Business

A. The Company

Overview

We are one of the world’s leading leaf tobacco merchants and processors, based on volumes handled by our subsidiaries and affiliates. Previously, we also had lumber and building products and agri-products operations; however, we sold the lumber and building product operations, along with a portion of our agri-products operations, on September 1, 2006. In December 2006, we adopted a plan to sell the remaining agri-products operations. One of those agri-products businesses was sold in January 2007, and one was sold in May 2007. The remaining agri-product operations are held for sale. We report the assets and liabilities of the lumber and building products and agri-products businesses as discontinued operations for all periods in the accompanying financial statements. Our worldwide tobacco business, which has been our principal focus since our founding in 1918, now represents our continuing operations. The reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. Our third reportable segment is Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain services. We generated approximately $2.0 billion in consolidated revenues and earned approximately $208.7 million in total segment operating income in fiscal year 2007. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

Key Operating Principles

We believe that by following several key operating principles we will continue to produce strong results and enhance shareholder value. These key operating principles are:

•

Low-cost quality producer. Our goal is to be the low-cost producer of quality products and services for our customers. We focus on producing a quality product in a cost-effective manner. We sponsor programs in good agricultural practices, reduction of non-tobacco related materials, and social responsibility, among other programs.

•

Strong local management. We operate with strong local management in major leaf tobacco markets. We believe that by having strong local management we can react quickly to changes in market conditions to ensure that we continue to deliver the high quality, reasonably priced products our customers expect.

•

Strategic alliances. We foster strategic alliances with our major customers to the benefit of all parties. These alliances with major manufacturers are, in our opinion, especially appropriate to the leaf tobacco industry where volume at an appropriate price is a key factor in long-term profitability. However, the need for adequate factory volumes must be balanced with the cost of sourcing incremental volumes in markets where we provide financing to farmers. Alliances permit the optimization of our inventory levels to reduce risk of loss during market downturns by enabling us to target our tobacco purchases against customer purchase indications.

•

Diversified sources. We strive to maintain diversified sources of leaf tobacco to minimize reliance on any one area so long as customers are willing to support such diversity. Historically, North America, South America, and Africa each have provided between 20% and 30% of the aggregate volume of flue-cured and burley tobacco that we handle. However, because of the decline in Zimbabwe crops in Africa, the South American share increased to about 33% of the aggregate volume that we handled from the 2006 crop. We are ending our direct involvement in the production of flue-cured tobacco in Africa as we have experienced unsatisfactory results from our flue-cured growing projects. We are taking the necessary steps to reduce our costs there.

•

Financial strength. We believe that our financial strength is important, because it enables us to fund our business efficiently and make investments in our business when an appropriate opportunity is identified. We continually work to improve our credit worthiness.

Additional Information

Our website address is www.universalcorp.com. We post regulatory filings and other documents on this website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the Securities and Exchange Commission. All such filings on our website are available free of charge. Information on our website is not deemed to be incorporated by reference into this Form 10-K.

In addition, our Corporate Governance Guidelines, Business Ethics Policy, and charters for the Audit Committee, the Executive Committee, the Executive Compensation, Nominating, and Corporate Governance Committee, the Pension Investment Committee, and the Finance Committee are available free of charge to shareholders and the public through the “Investors/Corporate Governance” section of our website. Printed copies of the foregoing are available to any shareholder upon written request to our Treasurer at the address set forth on the first page of this Annual Report.

B. Description of Business

General

Our business involves selecting, buying, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. We do not manufacture cigarettes or other consumer tobacco products. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing countries around the world, we process and/or sell flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. We generate our revenues from product sales, processing fees, and fees for other services. About 80% of our volume is derived from sales to a limited number of large, multinational cigarette manufacturers.

Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2007, our flue-cured and burley operations accounted for 86% of our revenues and 82% of our segment operating income. Flue-cured and burley tobaccos, along with oriental tobaccos, are the major ingredients in American-blend cigarettes. According to industry sources, worldwide cigarette consumption increased, on average, about 0.4% per year during the ten years that ended in 2006. We believe that future increases in worldwide cigarette consumption will have little or no effect on demand for the tobacco we process because of increasing efficiencies in our customers’ use of leaf. This may mean that demand for flue-cured, burley, and oriental leaf tobacco has peaked and will not grow with current levels of growth in cigarette consumption. Industry data also shows, on average, a 0.2% decrease per year during the ten years ended in 2006 in consumption of American-blend cigarettes, which could indicate a further dampening of demand for burley and oriental tobacco.

Because unprocessed, or green tobacco, is a perishable product, processing of leaf tobacco is an essential service to our customers. Our processing of leaf tobacco includes grading in the factories, blending, quality picking, separation of leaf lamina from the stems, drying, and packing to precise moisture targets for proper aging. Accomplishing these tasks generally requires investment in plants and machinery in areas where the tobacco is grown. Processed tobacco that has been properly aged can be stored by customers for a number of years prior to use, but most processed tobacco is used within two to three years.

We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco. We estimate that we usually purchase between 25% and 30% of the annual production of such tobaccos in Brazil and between 35% and 45% in Africa. These percentages can change from year to year based on the size, price, and quality of the crops. We also have a major processing facility in the United States, which normally handles between 35% and 45% of U.S. flue-cured and burley tobacco production. In the United States, we sell processed U.S. tobacco to several cigarette manufacturers, and we process U.S. flue-cured and burley tobacco on a fee basis, which we also refer to as “toll processing”. We participate in the procurement, processing, and sale of oriental tobacco through ownership of a 49% equity interest in what we believe to be the largest oriental leaf tobacco merchant in the world, Socotab, L.L.C. In addition, we maintain a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our operations in all of the major source areas, our development of processing equipment and technologies, our financial position, our ability to meet customer demand, and our long-standing relationships with customers. We also have a leading position in worldwide dark tobacco markets. Our dark tobacco operations are located in most of the major producing countries (i.e., the United States, the Dominican Republic, Indonesia, Italy, Nicaragua, Paraguay, the Philippines, and Brazil) as well as other markets. Dark tobaccos are typically used in the manufacture of cigars, pipe tobacco, smokeless tobacco products, and components of certain “roll-your-own” products.

Sales are made by our sales force and, to a lesser degree, through the use of commissioned agents. Most customers are long-established tobacco product manufacturers.

We conduct our business in varying degrees in a number of countries, including Argentina, Bangladesh, Belgium, Brazil, Canada, the Dominican Republic, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Nicaragua, Paraguay, the People’s Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, the United States, Zambia, and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Greece, Macedonia, and Turkey.

In the majority of countries where we operate, including Argentina, Brazil, Guatemala, Hungary, Indonesia, Italy, Malawi, Mexico, Mozambique, Philippines, Poland, Tanzania, the United States, Zambia, and Zimbabwe, we contract directly with tobacco farmers or tobacco farmer cooperatives, in most cases before harvest, and thereby take the risk that the delivered quality and quantity may not meet market requirements. Outside the United States, we also provide agronomy services and crop advances of, or for, seed, fertilizer, and other supplies. Tobacco in Canada, and to a certain extent, India, Malawi, the United States, and Zimbabwe, is purchased under an auction system.

We have substantial capital investments in Brazil, and in southern Africa, and the performance of our operations in these regions can materially affect our earnings. For example, in fiscal year 2006, poor crops due to adverse weather conditions and high costs caused by the strong currency in Brazil caused a significant decline in tobacco earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results,” and “Risk Factors.”

Our foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, we advance funds and guarantee local loans, each in substantial amounts, for the purchase of tobacco. The preponderance of these seasonal advances and loan guarantees terminate in one year or less. Most tobacco sales are denominated in U.S. dollars, thereby reducing our foreign currency exchange risk. See “Risk Factors.”

For a discussion of recent developments and trends in, and factors that may affect, our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.”

Seasonality

Our operations are seasonal in nature. Tobacco in Brazil is usually purchased from January through July, while the markets in Malawi generally open around April and continue into the fall. Farmers begin to sell U.S. flue-cured tobacco in late July and the marketing season lasts for approximately four months. U.S. burley tobacco farmers deliver their crop from mid-November through mid-February. These different marketing periods reduce the overall seasonality of our business.

We normally operate our processing plants for approximately seven to nine months of the year. During this period, inventories of green tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Cash and current liabilities, particularly short-term notes payable to banks and customer advances, are means of financing this expansion of current assets and normally reach their peak usage during this processing period. Our balance sheet at our fiscal year end normally reflects seasonal expansions in working capital in South America, Central America, and Western Europe. However, in recent years later crops in South America have moved South American working capital expansion into the first quarter.

Customers

A material part of our business is dependent upon a few customers. For the year ended March 31, 2007, each of Altria Group, Inc. and Japan Tobacco Inc., including its respective affiliates, accounted for more than 10% of our revenues from continuing operations. The loss of, or substantial reduction in business from, either of these customers or any other significant customer would have a material adverse effect on our results. We have long-standing relationships with these customers.

We had orders from customers for approximately $475 million of our tobacco inventories at March 31, 2007. Based upon historical experience, we expect that at least 90% of such orders will be delivered during the following twelve months. Delays in the delivery of orders can result from such factors as changing customer requirements for shipment, container availability, and port access.

We recognize sales and revenue at the time that title to the tobacco and risk of loss passes to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the ability to satisfy customer specifications in the buying, processing, and financing of tobacco, as well as the price charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy the available tobacco. Our principal competitor is Alliance One International, Inc. (“Alliance One”). Alliance One operates in many of the countries where we operate. We believe that we hold the larger worldwide market share based on volume handled by our subsidiaries and affiliates. However, the market shares do not differ substantially between the two companies. British American Tobacco p.l.c., a multinational tobacco product manufacturer, has subsidiaries that also compete with us in some markets. In most major markets, smaller competitors are very active. These competitors typically have lower overhead requirements and provide less support to farmers. Due to their lower cost structures, they can often offer a price on products that is lower than our price. However, we believe that we provide quality controls that are necessary for our customers and make our products highly competitive.

Reportable Segments

We evaluate the performance of our business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Special Services, and Oriental. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers. Dark Air-Cured supplies dark air-cured tobacco to manufacturers of cigar, pipe tobacco, and smokeless tobacco products, and Oriental supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services provides just-in-time inventory services for certain customers and laboratory services including physical and chemical product testing for customers.

The five regional operating segments serving our cigarette manufacturer customer base share similar characteristics in the nature of their products and services, production processes, class of customer, product distribution methods, and regulatory environment. Based on the applicable accounting guidance, four of the regions – South America, Africa, Europe, and Asia – are aggregated into a single reporting segment, Other Regions, because they also have similar economic characteristics. North America is reported as an individual operating segment because its economic characteristics are dissimilar from the other regions, as its operations do not require significant working capital investments for crop financing and inventory, and toll processing is an important source of its operating income. The Dark Air-Cured, Special Services, and Oriental segments, which have dissimilar characteristics in some of the categories mentioned above, are reported as Other Tobacco Operations because each is below the measurement threshold for separate reporting.

Financial Information about Segments

Our North America and Other Regions segments, which are part of our flue-cured and burley tobacco operations, accounted for 17% and 68% of our revenues and 19% and 63% of our segment operating income, respectively, in fiscal year 2007. Our Other Tobacco Operations segment accounted for 14% of our revenues and 18% of our segment operating income in fiscal year 2007. Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years along with segment assets for each reportable segment at March 31, 2007, 2006, and 2005, are set forth in Note 14 to our consolidated financial statements, which are included in this Annual Report. Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 14 to our consolidated financial statements.

C. Employees

We employed over 25,000 employees throughout the world during the fiscal year ended March 31, 2007. This figure is estimated because the majority of our personnel are seasonal employees.

D. Research and Development

No material amounts were expended for research and development during the fiscal years ended March 31, 2007, 2006, or 2005.

E. Patents, etc.

We hold no material patents, licenses, franchises, or concessions.

F. Government Regulation, Environmental Matters and Other Matters

Our business is subject to general governmental regulation in the United States and in foreign jurisdictions where we conduct business. Such regulation includes, but is not limited to, matters relating to environmental protection. To date, governmental provisions regulating the discharge of material into the environment have not had a material effect upon our capital expenditures, earnings, or competitive position. See “Risk Factors” for a discussion of government regulations and other factors that may affect our business.

Item 1A.	Risk Factors

Operating Factors

The leaf tobacco industry is highly competitive, and we are heavily reliant on a few large customers.

We are one of two major independent global competitors in the highly competitive leaf tobacco industry, both of whom are reliant upon a few large customers. The loss of one of those large customers or a significant decrease in their respective demand for our products or services could significantly decrease our sales of products or services, which would have a material adverse effect on our results of operations. The competition among leaf tobacco merchants is based on the ability to meet customer specifications in the buying, processing, and financing of tobacco, as well as the price charged for products and services. However, because we, like our competitors, rely upon a few significant customers, the consolidation or failure of any of these large or significant customers could contribute to a significant decrease in our sales of products and services.

We are seeing an increase in competition from small competitors in some of the markets where we conduct business. These small competitors typically have lower overhead requirements. They provide little or no support to farmers. Due to their lower cost structures, they often can offer a price on products that is lower than our price. If our customers shift significant purchases to these smaller competitors, our financial results could be negatively impacted.

Our financial results can be significantly affected by changes in the balance of supply and demand for leaf tobacco.

Because we are a leaf tobacco merchant, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for tobacco, which is based upon customers’ expectations of their future requirements, can change from time to time depending upon internal and external factors affecting the demand for their products. Our customers’ expectations, and thus their demand for leaf tobacco, are influenced by a number of factors, including:

•	trends in the global consumption of cigarettes,

•	trends in sales of cigars and other tobacco products, and

•	levels of competition among our customers.

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

Our financial results will vary according to growing conditions, customer requirements, and other factors. These factors also reduce the ability to gauge our performance and increase the risk of an investment in Universal.

Our financial results, particularly the quarterly financial results, may be significantly affected by fluctuations in tobacco growing seasons and crop sizes. The cultivation of tobacco is dependent upon a number of factors, including weather and other natural events, and our processing schedule and results of operations can be significantly altered by these factors.

Further, the timing and unpredictability of customer orders and shipments may require us to keep tobacco in inventory, increase our risk, and result in variations in quarterly and annual financial results. We base sales recognition on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on the needs and shipping instructions of our customers. These fluctuations result in varying volumes and sales in given periods, which also reduce the comparability of financial results for different periods or for the same periods in different years.

Major shifts in customer requirements for tobacco supply may significantly affect our operating results.

If our customers significantly alter their requirements for tobacco volumes from certain regions, we may have to change our production facilities and alter our fixed asset base in certain origins. Permanent or long-term reduction in demand for tobacco from origins where we have operations may trigger restructuring and impairment charges. We may also need to make significant capital investments in other regions to develop the needed infrastructure to meet customer supply requirements.

In areas where we purchase leaf tobacco directly from farmers, we bear the risk that the tobacco we receive will not meet quality and quantity requirements.

When we contract directly with tobacco farmers or tobacco farmer cooperatives, which is the method we use to purchase tobacco in most countries, we bear the risk that the tobacco delivered may not meet customer quality and quantity requirements. If the tobacco does not meet such market requirements, we may not be able to meet all of our customers’ orders, which would have an adverse effect on profitability and results of operations. Because in a contract market we buy all of the farmers’ production which encompasses many styles and customer orders, we also have a risk that not all of that production will be readily marketable. In addition, in many foreign countries, when we purchase tobacco directly from farmers, we provide them with financing. Unless we receive marketable tobacco that meets the quality and quantity specifications of our customers, we bear the risk that we will not be able to fully recover our crop advances or recover them in a reasonable period of time. Although we purchase a portion of our leaf tobacco through public auction, as well as privately-negotiated contract purchases, several countries where auction markets are used today may be moving toward direct purchasing, thus increasing the areas subject to this risk.

Weather and other conditions can affect the marketability of our products.

Tobacco is subject to vagaries of the weather and the environment that can, in some cases, change the quality or size of the crops. If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to manufacturers, which would result in a reduction in revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of products required by our customers. In addition, other items can affect the marketability of tobacco, including, among other things, the presence of:

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

•

federal and state government litigation and other actions, including the creation of the Master Settlement Agreement (“MSA”) in the late 1990s, to recoup monies from tobacco product manufacturers to pay for the health care costs associated with tobacco product usage and environmental tobacco smoke exposure,

•	efforts by states’ attorneys general to enforce and/or amend certain sections of the MSA, and

•	the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products.

Numerous other legislative and regulatory anti-smoking measures have been proposed at the federal, state, and local levels. Excluding the effect of tobacco contained in cigarettes imported into the United States, we estimate that historically between 12% and 15% of the flue-cured and burley tobaccos that we handle worldwide are ultimately consumed in the United States. Flue-cured and burley tobacco operations provide 86% of our revenues.

A number of foreign governments and global non-government organizations also have taken or proposed steps to restrict or prohibit tobacco product advertising and promotion, to increase taxes on tobacco products, and to discourage tobacco product consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated and promoted globally under the auspices of the World Health Organization (“WHO”). We cannot predict the extent to which the efforts of governments or non-governmental agencies to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for our products and services and could have a material adverse effect on our results of operations.

Government actions can have a significant effect on the sourcing of tobacco. If some of the current efforts are successful, we could have difficulty obtaining sufficient tobacco to provide for our customers’ requirements, which could have an adverse effect on our performance and results of operations.

Various proposals to reform U.S. immigration laws could impact the number of legal temporary agricultural workers entering the United States to work on tobacco producing farms. In addition, the WHO, through the FCTC, has created a formal study group to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production. The study group began its work in February 2007. If the amount of legal temporary agricultural workers allowed into the United States were further restricted or if certain countries were to partner with the FCTC study group and seek to eliminate or significantly reduce leaf tobacco production, we could encounter difficulty in sourcing leaf tobacco to fill customer requirements, which could have an adverse effect on our results of operations.

Because we conduct a significant portion of our operations internationally, political uncertainties in certain countries could have an adverse effect on our performance and results of operations.

Our international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include, among other factors, undeveloped or antiquated commercial law and the expropriation or nationalization of assets, may adversely impact our ability to effectively manage our operations in those countries. For example, in the past, we have experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government’s economic policies, and government actions in Zimbabwe have reduced the tobacco crop there, causing us to shift sourcing of tobacco to other countries. Over the last two years, market disruptions in Malawi have made operations there less certain. We have substantial capital investments in South America and Africa, and the performance of our operations in those regions can materially affect our earnings from tobacco operations. If the political situation in any of the countries where we conduct business were to deteriorate significantly, our ability to recover assets located there could be impaired. To the extent that we do not replace any lost volumes of tobacco with tobacco from other sources, or we incur increased costs related to such replacement, our results of operations would suffer.

Changes in tax laws in the countries where we do business may adversely affect our results of operations.

Through our subsidiaries, we are subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect our earnings, as can the resolution of various pending and contested tax issues. For example, changes in tax law in the state of Rio Grande do Sul in Brazil, which limit the amount of tax credits generated on interstate sales of tobacco in Brazil increased our cost of doing business in that country in fiscal years 2005 and 2006. See Note 13 of “Notes to Consolidated Financial Statements” for additional information on this tax.

Financial Factors

Failure of our customers or farmers to repay extensions of credit could materially impact our results of operations.

We extend credit to both farmers and customers. A significant delay in payment or a significant bad debt provision related to amounts due could adversely affect our results of operations. In addition, crop advances to farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure or permanent reductions in crop sizes, full recovery of advances may never be realized, or otherwise could be delayed until future crops are delivered.

Fluctuations in foreign currency exchange rates may affect our results of operations.

We account for most of our tobacco operations using the U.S. dollar as the functional currency. The international tobacco trade generally is conducted in U.S. dollars. This limits foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. In certain tobacco markets that are primarily domestic, we use the local currency as the functional currency. Examples of these domestic markets are Hungary and Poland. In these domestic markets, reported earnings are affected by the translation of the local currency into the U.S. dollar. See also “Qualitative and Quantitative Disclosure About Market Risk.”

Our purchases of tobacco are often made in local currency, and we also provide farmer advances that are denominated in the local currency. Currency gains or losses on those advances, which are period costs, are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the effects of differences in the cost of tobacco are generally not realized until the tobacco is sold, which often occurs in a subsequent quarter or fiscal year. The difference in timing could affect our profitability in a given quarter or fiscal year.

Changes in exchange rates can also make a particular crop more or less expensive in U.S. dollar terms. If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market. This could negatively affect the profitability of such crop and our results of operations.

Because there is no forward foreign exchange market in many of the major countries where we source tobacco, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale and by minimizing our net investment in these countries. To the extent that we have net monetary assets or liabilities in local currency, we may have currency remeasurement gains or losses that will affect our results of operations.

Changes in interest rates may affect our results of operations.

In our business, customers usually pre-finance purchases or pay market rates of interest for inventory purchased on order. We borrow long-term debt to reduce liquidity issues. Through hedging agreements, we swap the interest rates on our existing fixed-rate debt to floating market interest rates to better match the interest rates that we charge our customers. To the extent we are unable to match these interest rates, a decrease in short-term interest rates could increase our net financing costs.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Except as noted, we own the following significant properties (greater than 500,000 square feet):

Location	Principal Use	Area
		(Square Feet)
Flue-Cured and Burley Leaf Tobacco Operations:
North America:
United States
Nash County, North Carolina	Factory and storages	1,244,000

Canada
Simcoe	Factory and storages	569,000

Other Regions:
Brazil
Santa Cruz	Factory and storages	2,770,000
Joinville(1)	Factory and storages	1,075,000
Venancio Aires	Storages	860,000

Malawi
Lilongwe	Factory and storages	673,000

Mozambique
Tete	Factory and storages	762,000

Tanzania
Morogoro	Factory and storages	779,000

Zimbabwe
Harare(2)	Factory and storages	1,065,000

Other Tobacco Operations:
United States
Lancaster, Pennsylvania	Factory and storages	636,000

(1)	Leased from a third party
(2)	Owned by an unconsolidated subsidiary.

We own the land and building located at 1501 North Hamilton Street in Richmond, Virginia, where we are headquartered. The building contains approximately 83,000 square feet of floor space, which is adequate for our needs.

Our business involves, among other things, storing and processing green tobacco and storing processed tobacco. We operate processing facilities in major tobacco growing areas. In addition, we require tobacco storage facilities that are in close proximity to the processing facilities. We own most of the tobacco storage facilities, but we lease additional space, as the need arises, and expenses related to such leases are not material. We believe that the properties currently utilized in our tobacco operations are maintained in good operating condition and are suitable and adequate for our purposes at our current volumes.

In addition to our significant properties listed above, we own other processing facilities in the following countries: Germany, Hungary, Italy, the Netherlands, the Philippines, Poland, and the United States. In addition, we have ownership interests in processing plants in Guatemala and Mexico and have access to processing facilities in other areas, such as Argentina, India, the People’s Republic of China, Spain, and Zambia. Socotab L.L.C., a joint venture in which we own a minority interest, owns two oriental tobacco-processing plants in both Turkey and Macedonia and one each in Greece and Bulgaria.

Except for the Lancaster, Pennsylvania facility, the facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. The Lancaster facility and another facility in Virginia, as well as facilities in Brazil, the Dominican Republic, Indonesia, Nicaragua, Paraguay, and the Philippines, process tobacco used in making cigar, pipe, and smokeless products, as well as components of certain “roll-your-own” products.

Item 3.	Legal Proceedings

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $27 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of our subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES, and a fine of €11.88 million on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. We recorded a charge of approximately $14.9 million in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against our subsidiaries.

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The main ground of appeal is that the Commission erred in imposing liability on Deltafina as a cartel participant, particularly as the cartel leader, when Deltafina was not an actual party to the agreement and was incapable of acting in the relevant market. In addition, Deltafina argues that (i) the Commission failed to allege that Deltafina was a member of the cartel and cartel leader prior to issuing its decision, thereby impairing Deltafina’s right to defend itself, and (ii) that the Commission failed to try to prove that the practices affected trade between Member States of the European Community. The appeal also argues that the Commission incorrectly calculated the amount of the Deltafina fine. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. Deltafina has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process.

European Commission Fines in Italy

In 2002, we reported that we were aware that the Commission was investigating certain aspects of the tobacco leaf markets in Italy. Deltafina buys and processes tobacco in Italy. We reported that we did not believe that the Commission investigation in Italy would result in penalties being assessed against us or our subsidiaries that would be material to our earnings. The reason we held this belief was that we had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $41 million) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

We do not believe that the decision can be reconciled with the Commission’s Statement of Objections and facts. Both Deltafina and Universal Corporation have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, we believe it is probable that we will prevail in the appeals process, and we have not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeals process. A cash deposit of €8 million (about $11 million) secures a portion of the bank guarantee.

U.S. Foreign Corrupt Practices Act

As a result of a posting to our Ethics Complaint hotline alleging improper activities that involved or related to certain of our tobacco subsidiaries, the Audit Committee of our Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. At this time, the payments involved appear to have approximated $1 million over a five-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but we believe those activities did not violate U.S. antitrust laws. We voluntarily reported these activities to the appropriate U.S. authorities. On June 6, 2006, the Securities and Exchange Commission notified us that a formal order of investigation has been issued.

If the U.S. authorities determine that there have been violations of the Foreign Corrupt Practices Act, or if the U.S. authorities or the authorities in foreign jurisdictions determine there have been violations of other laws, they may seek to impose sanctions on us or our subsidiaries that may include injunctive relief, disgorgement, fines, penalties, and modifications to business practices. It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose. It is also not possible to predict how the government’s investigation or any resulting sanctions may impact our business, financial condition, results of operations, or financial performance, although such sanctions, if imposed, could be material to our results of operations in any quarter. We will continue to cooperate with the authorities in these matters.

Employment Litigation Verdict

In September 2006, a California jury decided a case involving an employment matter at one of our agri-products subsidiaries in favor of the plaintiffs and awarded them compensatory damages of approximately $0.2 million and punitive damages of $25 million. In December 2006, the trial court granted our motion to substantially reduce the punitive damages to approximately $1.25 million, bringing the total amount of the award to approximately $1.45 million. Universal Corporation and the other defendants also filed a notice of appeal, as we believed there were errors in the decision of the court despite the significant reduction in punitive damages. On May 16, 2007, the plaintiffs agreed with us and the other defendants to a final settlement on all the issues. As part of the settlement, the parties agreed that the terms of the settlement would be confidential.

Other Legal Matters

In addition to the above-mentioned matters, some of our subsidiaries are involved in other litigation incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, we are vigorously defending the claims and do not currently expect that any of them will have a material adverse effect on our financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on the our results of operations for a particular fiscal reporting period could be material.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Equity

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UVV.” The following table sets forth the high and low sales prices per share of the common stock on the NYSE Composite Tape, based upon published financial sources, and the dividends declared on each share of common stock for the quarter indicated.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Cash dividends declared		$0.43	$0.43	$0.44	$0.44
Market price range	High	38.41	38.63	50.05	61.35
	Low	36.02	35.02	36.14	46.70

2006
Cash dividends declared		$0.42	$0.42	$0.43	$0.43
Market price range	High	48.03	47.70	43.99	48.21
	Low	43.08	38.83	36.31	36.17

2005
Cash dividends declared		$0.39	$0.39	$0.42	$0.42
Market price range	High	53.01	50.14	49.80	50.57
	Low	46.20	42.25	43.31	45.77

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under the terms of the Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), we may not declare or pay dividends on our common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid. The Preferred Stock contains provisions that prohibit the payment of cash dividends if certain income and shareholders’ equity levels are not met. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of long-term debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2007. At May 25, 2007, there were 1,781 holders of record of our common stock. See Notes 7 and 11 of Notes to Consolidated Financial Statements for more information on debt covenants and equity securities.

Purchases of Equity Securities

Neither we nor any affiliated purchasers made any purchases of our equity during the three months ended March 31, 2007.

Item 6.	Selected Financial Data

	Fiscal Years Ended March 31,			Nine-Month Transition Year Ended March 31,		Fiscal Year Ended June 30,
	2007	2006	2005	2004		2003
	(in thousands, except per share data, ratios and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,007,272	$1,781,312	$1,667,193	$1,272,387		$1,590,621
Income (loss) from continuing operations	$80,411	$(2,973)	$68,556	$84,937		$88,545
Income (loss) from discontinued operations	$(36,059)	$10,913	$27,457	$14,699		$22,049
Net income	$44,352	$7,940	$96,013	$99,636		$110,594
Return on beginning common shareholders’ equity	3.1%	1.0%	12.6%	16.1	% *	18.8%
Earnings (loss) per common share:
Basic:
From continuing operations	$2.53	$(0.12)	$2.68	$3.39		$3.48
From discontinued operations	$(1.39)	$0.43	$1.08	$0.58		$0.87
Net income	$1.14	$0.31	$3.76	$3.97		$4.35
Diluted:
From continuing operations	$2.52	$(0.12)	$2.66	$3.36		$3.47
From discontinued operations	$(1.39)	$0.43	$1.07	$0.58		$0.87
Net income	$1.13	$0.31	$3.73	$3.94		$4.34

Financial Position at Year End
Current ratio	2.23	1.94	1.84	2.05		1.67
Total assets	$2,328,822	$2,892,664	$2,885,324	$2,498,408		$2,243,074
Long-term obligations	$398,952	$762,201	$838,687	$770,296		$614,994
Working capital	$852,391	$877,051	$819,047	$789,530		$550,716
Shareholders’ equity	$1,030,733	$964,871	$822,388	$759,833		$620,278

General
Ratio of earnings to fixed charges	3.32	1.34	3.59	6.14		4.54
Ratio of earnings to combined fixed charges and preference dividends	2.36	1.34	3.59	6.14		4.54
Number of common shareholders	1,807	1,951	2,042	2,126		2,267
Weighted average common shares outstanding:
Basic	25,935	25,707	25,553	25,072		25,420
Diluted	26,051	25,707	25,717	25,277		25,499
Dividends per share of convertible perpetual preferred stock, annual rate	$67.50	$—	$—	$—		$—
Dividends per common share	$1.74	$1.70	$1.62	$1.14		$1.42
Book value per common share	$30.34	$29.96	$32.04	$29.86		$24.89

*	Based on nine-month net income.

The calculations of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preference dividends are shown in Exhibit 12. Fixed charges primarily represent interest expense we incurred during the designated reporting period, and preference dividends represent the pre-tax equivalent of dividends on preferred stock.

We changed our fiscal year end from June 30 to March 31, effective for fiscal year 2004. Selected financial data for fiscal year 2004 is presented for the nine-month transition year ended March 31, 2004.

Significant items included in the operating results in the above table are as follows:

•

Fiscal Year 2007 – $30.9 million in impairment charges, primarily related to our review of flue-cured growing projects in Africa and our decision to exit those projects at the end of the 2006-07 crop year. After minority interest and income tax effects, the charges reduced income from continuing operations and net income by $24.2 million, or $0.93 per diluted share. In addition, we recorded provisions for uncollectible farmer advances in Brazil and in several African countries totaling $31.9 million. Over half of those provisions related to the growing projects that we are exiting. The results also included lower of cost or market inventory provisions of $12.8 million related to tobacco produced in those African growing projects. After minority interest and income tax effects, the provisions reduced income from continuing operations and net income by $27.5 million, or $1.06 per diluted share. We also recorded a net loss on the sale of a significant portion of our non-tobacco operations and an impairment charge on the remaining non-tobacco operations held for sale. On a combined basis, those items created a loss from discontinued operations and reduced net income by $44.5 million before income taxes, $45.0 million after tax, or $1.74 per diluted share.

•

Fiscal Year 2006 – $57.5 million in restructuring and impairment charges related to our investment in our Zimbabwe operations, the closure or our Danville, Virginia processing facility, and other cost reduction initiatives, which reduced income from continuing operations and net income by $46.3 million, or $1.80 per diluted share. Results also included significantly higher provisions for losses on uncollectible farmer advances in several African countries, Brazil, and the Philippines that reduced pretax earnings by $26.2 million and lower of cost or market inventory charges of $10.2 million related to African leaf growing projects that we decided to exit in fiscal year 2007. The total of these charges and provisions reduced income from continuing operations and net income by $19.2 million, or $0.75 per diluted share. In addition, significant market price declines in two commodities handled by our agri-products operations (almonds and sunflower seeds) resulted in $17.2 million in inventory valuation and purchase commitment losses that reduced income from discontinued operations and net income by $10.9 million, or $0.42 per diluted share.

•

Fiscal Year 2005 – a $14.9 million charge to recognize fines assessed by the European Commission against two of the Company’s subsidiaries related to tobacco buying practices in Spain. The charge reduced income from continuing operations and net income by $14.9 million, or $0.58 per diluted share.

•

Fiscal Year 2004 – a $7.6 million charge related to a customer’s rejection of certain shipments of tobacco by a foreign subsidiary. This charge reduced income from continuing operations and net income by $4.9 million, or $0.19 per diluted share. An additional $3.2 million charge was recorded for the rejection of additional shipments that occurred in the following quarter. Results for that quarter were reported as a direct addition to retained earnings due to the year-end change and elimination of the foreign reporting lag. The total charge related to the customer’s rejection of these shipments was $10.8 million before taxes, or $7.0 million after taxes.

•

Fiscal Year 2003 – restructuring charges of $33.0 million, a charge of $12.0 million related to the settlement of a lawsuit, a currency remeasurement gain of $20.2 million, and asset sale gains of $6.3 million. These items reduced income from continuing operations and net income by $12.1 million, or $0.48 per diluted share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, “Business” and Consolidated Financial Statements and the related Notes. For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements, see “General,” and Part I, Item 1A, “Risk Factors.”

OVERVIEW

We are one of the world’s leading independent leaf tobacco merchants and processors. Although we also have agri-products operations, we are holding those operations for sale and consider them to be discontinued operations. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services.

During the last three fiscal years, we have been operating in an oversupply environment. Fiscal year 2005 marked the beginning of the oversupply in flue-cured tobacco as worldwide production, excluding China, increased by 18%, or about 275 million kgs. The excess tobacco was primarily grown in Brazil where below normal tobacco quality combined with a stronger currency to make that growth less attractive to manufacturers. During the same time, a 16% increase in burley crops, primarily in Malawi and Brazil, resulted in an oversupply of that type of tobacco as well. By the end of fiscal year 2007, markets are in better balance, and burley may be in short supply. Since 2005, we have been working to reduce our crop sizes as the market recovers from the oversupply. In addition, we have reduced U.S. capacity by closing a factory, completed the construction of a factory in Mozambique, reduced overhead, and are ending our direct involvement in the production of flue-cured tobacco in Africa.

Our performance suffered in fiscal year 2006 as a result of weather problems in several countries, which either reduced crop quality or yield; the weakness of the U.S. dollar against several foreign currencies in which we purchase tobacco, which increased costs; unusually high provisions for losses on farmer advances that arose in part because of crop quality; start-up costs related to the new Mozambique factory; and a decline in sales volumes for blended strips, which were no longer required by our customers. In addition, we recorded restructuring and impairment charges related to the closure of our Danville, Virginia, tobacco processing facility and an impairment charge to reduce our investment in our tobacco operations in Zimbabwe to estimated fair value following the deconsolidation of that investment for accounting purposes.

In fiscal year 2007, we continued to work on oversupply issues and significantly reduced our growing projects in Africa. We took several charges related to reducing our crop sizes and our growing projects. We also concentrated on selling uncommitted inventory and improving operating margins. With the sale of most of the non-tobacco operations and the completion of tobacco capital projects, heavy demands for capital have diminished. We have reduced our debt levels and improved our cash flow significantly.

We will continue our efforts to improve operating results in fiscal year 2008. We have made the decision to end our direct involvement in various flue-cured growing projects in Africa and are taking the necessary steps to right-size the operations. Looking ahead, we expect new challenges. We have reduced our Brazilian flue-cured production and the quality of the crop is better, but smaller burley crops in Africa along with higher costs in most of the major producing areas of the world will present challenges for next year. The U.S. dollar continues to be weak against many currencies and although we work with our customers to mitigate the effect of that where we can, it remains a source of higher costs in many areas. In addition, in the current year, our North American operations benefited from the higher sales volume associated with the sale of old-crop burley tobacco, but fiscal year 2008 will not have the same benefit. Tobacco production in Canada has fallen severely over the last few years and is forecast to decline by about one-third for fiscal year 2008. We are continuing to work to reduce our cost structure there. Fiscal year 2008 should not see the same level of impairment and restructuring costs that we have recognized over the last two years. We believe that we have been taking the necessary actions to improve our performance for the long term.

DISCONTINUED OPERATIONS

We previously had operations in lumber and building products and in agri-products. We sold the lumber and building products businesses, along with a portion of the agri-products operations, on September 1, 2006. In December 2006, we adopted a plan to sell the remaining agri-product operations. The lumber and building products operations and agri-products operations are reported as discontinued operations for all periods in the accompanying financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the discontinued operations.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2007, Compared to the Fiscal Year Ended March 31, 2006

For the fiscal year ended March 31, 2007, income from continuing operations was $80.4 million, or $2.52 per diluted share, including the effect of the restructuring and impairment charges recognized throughout the fiscal year. Those charges, which totaled about $31 million, were primarily composed of impairment charges on long-lived assets and Company-managed farming operations in Africa and, combined with related tax effects, reduced net income by $24.2 million, or $0.93 per diluted share. For last year, we reported a loss from continuing operations of $3.0 million, or $0.12 per share, including the effect of restructuring and impairment charges of $57.5 million, or $1.80 per diluted share. Income from continuing operations showed a marked improvement over last year, reflecting better results in all segments. Revenues for fiscal year 2007 increased by about 13%, to $2 billion. Net income for the fiscal year, which includes results from discontinued operations, was $44.4 million, or $1.13 per diluted share, compared to $7.9 million, or $0.31 per diluted share, last year.

Flue-cured and burley operations earned $172 million, up $73 million from last year. Results of the North America segment improved by $15.2 million, and the primary factors causing that improvement were increased export and processing volumes, cost savings related to last year’s closure of the Danville, Virginia, facility, one-time sales of tobacco purchased from the stabilization cooperatives, and better pricing. The North America segment also benefited from carryover sales of prior year tobacco. North America revenues increased by $92 million, or 36%, principally due to sales of old crop tobacco. The results of the Other Regions segment increased by $57.7 million, primarily due to better pricing and sales mix. Operating improvements were evident in African operations, in Europe, and in South America. In addition, comparisons benefited from the absence of losses incurred in our Zimbabwe operations prior to their deconsolidation last year and lower remeasurement losses of approximately $11 million. The reduction in remeasurement losses is partly responsible for the reduction in selling, general, and administrative expenses as a percentage of revenues. Finally, results of the Other Regions segment also reflected the favorable resolution of a tax case in South America that resulted in the recovery of $8.5 million in revenue taxes and interest. The recovery was recorded as part of sales and other operating revenues. Provisions for farmer receivables totaled $32 million for Africa and South America, compared to $28.5 million in fiscal year 2006. Of these provisions, over half related to African leaf growing projects that we are exiting. Results also included inventory valuation charges related to African flue-cured tobacco of approximately $13 million in fiscal year 2007 and $10 million in fiscal year 2006. Revenues of the Other Regions segment for the year increased by 9% primarily due to higher sales prices in South America, where we experienced increased farmer prices and a strong local currency.

The Other Tobacco Operations segment also showed substantial improvement for the fiscal year. The dark air-cured operations benefited from higher sales volumes for wrapper and increased leaf sales. The operations also benefited from our decisions to reduce overhead and to close our Colombia dark tobacco operation. Volume attributed to our 49%-owned Oriental tobacco joint venture was lower for the year primarily due to shipment timing. Revenues for this segment increased by $17.7 million in the fiscal year.

Interest income increased to $10.8 million from $2.1 million last year, as we invested excess cash from operations and from the proceeds of the Deli sale pending its use to retire debt and fund seasonal operating requirements.

The consolidated effective income tax rate for continuing operations for the twelve months ended March 31, 2007, was approximately 45%. The rate is higher than the 35% U.S. marginal corporate tax rate due primarily to excess foreign taxes in countries where the tax rate exceeds the U.S. tax rate, low tax benefits provided on a foreign subsidiary with an operating loss, high state income taxes due to improved earnings in the United States, and a limited income tax benefit provided on current year losses in Zambia.

For the fiscal year ended March 31, 2007, the loss from discontinued operations was $36 million, or $1.39 per diluted share. Results from discontinued operations for the fiscal year reflected the operating results and the actual and estimated effects of selling or adopting a plan to sell our non-tobacco businesses, the largest part of which was completed in the second fiscal quarter.

Fiscal Year Ended March 31, 2006, Compared to the Fiscal Year Ended March 31, 2005

Net income for the fiscal year ended March 31, 2006, was $7.9 million, or $0.31 per diluted share, compared to $96 million, or $3.73 per diluted share for the fiscal year ended March 31, 2005. Continuing operations produced a loss after taxes of $3 million or $0.12 per share in fiscal year 2006 compared to income of $68.6 million or $2.66 per share in fiscal year 2005. Restructuring and impairment charges and lower operating income in our Other Regions and Other Tobacco Operations business segments negatively impacted results for fiscal year 2006. We recorded $57.5 million ($46.3 million after taxes or $1.80 per diluted share) in restructuring and impairment charges related to the closure of our tobacco processing plant in Danville, Virginia, our overhead reduction program, and our investment in Zimbabwe.

We deconsolidated our operations in Zimbabwe as of January 1, 2006, under U.S. accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After deconsolidation, we recorded a non-cash charge of $29.2 million to adjust the investment in those operations to estimated fair value. There was no tax benefit associated with this charge. The investment is now accounted for using the cost method and is reported on the balance sheet in investments in unconsolidated affiliates. Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and we intend to continue our operations there. In fiscal year 2006, we closed our Danville, Virginia, processing plant and incurred a restructuring charge of $26.0 million. Additional charges of $2.3 million were related to other cost reduction initiatives. Revenues were $1.8 billion for fiscal year 2006, compared to $1.7 billion in fiscal year 2005.

Other Regions segment results for fiscal year 2006 were down by $61.4 million, or about 45%, compared to fiscal year 2005 due primarily to poor results in South America and Africa. Higher costs due to the relative strength of the Brazilian currency and the poor quality of the crop, caused by adverse weather conditions, combined to reduce operating margins in South America. In Africa, results were impacted by incremental currency remeasurement and exchange losses totaling about $17 million, expenses associated with the factory start-up in Mozambique of approximately $4.2 million, higher overhead costs, and lower margins on burley tobacco sales due to pricing pressures associated with the overhang from the large Malawi burley crop in 2004. In addition, our flue-cured growing projects in Malawi and Zambia were negatively impacted by low crop yields caused by inadequate rainfall. The Zambian projects also suffered higher labor and operating costs generated by the substantial appreciation of the Zambian currency. However, African results were also impacted by increased volume from Tanzania and from carryover shipments of the Malawi crop from fiscal year 2005. Other Regions segment results for fiscal year 2006 also included incremental provisions of about $26.2 million for uncollectible farmer advances, in several African countries, Brazil, and the Philippines. Fiscal year 2005 results reflected a charge of $14.9 million for European Commission fines on certain of our subsidiaries related to tobacco buying practices in Spain, which reduced results for that period by $0.58 per diluted share. In addition, in our Other Tobacco Operations segment, sales volumes of blended strips were lower for the year due to a sharp decline in demand for that product.

Although overall segment operating income was down, results for the North America segment were improved. U.S. operations benefited from operating efficiencies, higher sales volumes, and savings from the closing of the Danville plant. Tobacco revenues increased for the year by about 7% primarily because of carryover shipments of the Malawi crop from fiscal year 2005 and an increase in prices for Brazilian tobacco related to the stronger Brazilian currency.

We did not record a charge for the European Commission fine of €30 million related to green tobacco buying practices in Italy, which was announced in October 2005. Universal Corporation and its Italian subsidiary, Deltafina, were jointly assessed the fine after the European Commission revoked Deltafina’s conditional immunity, which had been granted in 2002. Based on consultation with outside counsel, we believe that the terms of the immunity agreement were not breached and that immunity will be restored through the appeal of the decision in the courts. Universal Corporation and Deltafina each have appealed the decision to the Court of First Instance of the European Communities.

Selling, general, and administrative expenses increased at a faster rate than revenues because currency losses and charges for uncollectible supplier advances are included in that line item. Lower incentive compensation accruals, lower executive benefit costs, and a currency gain on a foreign withholding tax refund generated a reduction in costs of $6.2 million. Interest expense was substantially higher for fiscal year 2006 due to higher average borrowing levels and higher short-term interest rates.

The consolidated effective income tax rate for fiscal year 2006 was about 150% compared to 43% for fiscal year 2005. There was no tax benefit associated with the impairment charge to reduce the Company’s investment in Zimbabwe, which significantly increased the effective income tax rate for the year. In addition, our effective tax rate remained above the statutory U.S. rate due to excess foreign taxes recorded in countries where the tax rate exceeds the U.S. rate, and local tax expense recorded by a foreign subsidiary with a U.S. dollar loss for fiscal year 2006.

Results for discontinued operations declined by $16.5 million due to the ongoing pricing pressure in DIY markets for lumber and building products in the Netherlands as well as inventory writedowns in sunflower seeds and almonds. Market conditions were favorable in the Dutch construction supply market and in rubber, cashews, and seeds.

Accounting Pronouncements

We adopted the following accounting pronouncements during the fiscal year ended March 31, 2007:

•

FASB Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), adopted at the beginning of the fiscal year. SFAS 123R requires that share-based payments, such as grants of stock options, stock appreciation rights, restricted shares, and restricted share units, be measured at fair value and reported as expense in the financial statements over the requisite service period. Previously, we accounted for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and did not recognize significant amounts of compensation expense for share-based awards since fixed stock options with an exercise price equal to the market price at date of grant were the primary type of awards granted. We recorded approximately $4.2 million of stock-based compensation expense under SFAS 123R in fiscal year 2007. Additional disclosures are provided in Notes 1 and 12 to the consolidated financial statements.

•

FASB Statement of Financial Accounting Standards No. 151, “Inventory Costs, and amendment of ARB No. 43, Chapter 4” (“SFAS 151”), also adopted at the beginning of the fiscal year. SFAS 151 amended Accounting Research Bulletin No. 43 (“ARB 43”) to clarify that abnormal amounts of production-related costs, such as idle facility expense, freight, handling costs, and wasted materials, should be recognized as current-period charges rather than being recorded as inventory cost. SFAS 151 also requires that allocation of fixed production overhead to inventory cost be based on the normal capacity of a company’s production facilities. The impact of adopting SFAS 151 was not material to our financial statements.

•

The recognition and disclosure provisions of FASB Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), adopted effective March 31, 2007. The recognition provisions of SFAS 158 require employers who sponsor defined benefit pension or postretirement plans to recognize the overfunded or underfunded status of each plan as an asset or liability in the balance sheet and to recognize actuarial gains and losses and prior service costs and credits that are not included in pension or postretirement benefit expense as a component of comprehensive income. SFAS 158 also has measurement timing provisions that require that the funded status of plans be measured as of the balance sheet date, thereby eliminating the option allowed under the prior guidance to measure the funded status at a date up to 90 days before the balance sheet date. The measurement timing provisions of SFAS 158 are not effective until fiscal years ending after December 15, 2008, and we have not yet adopted them. As a result of adopting the recognition provisions of SFAS 158, our liability for pensions and other postretirement benefits at March 31, 2007, was increased by approximately $44 million, and our balance for accumulated other comprehensive loss was increased by approximately $29 million. Additional disclosures related to the adoption of SFAS 158 are provided in Note 10.

In addition to the accounting pronouncements adopted in fiscal year 2007, the following pronouncements have been issued and will become effective in future periods:

•

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt it in the first quarter of the fiscal year ending March 31, 2008. We are still in the process of reviewing tax positions throughout our worldwide organization and have not yet quantified the effect of adopting FIN 48 on our financial statements.

•

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is applicable for fiscal years beginning after November 15, 2007. We are reviewing the guidance in SFAS 157, but currently do not expect that it will have a material effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During fiscal year 2007, we took significant steps to improve operating cash flow and reduce debt. We have begun to see the results of those actions. On September 1, 2006, we completed the sale (the “Deli Sale”) of the non-tobacco businesses managed by our wholly owned subsidiary Deli Universal Inc. (the “Deli Operations”). Those businesses were our entire lumber and building products distribution segment and a portion of our agri-products segment. The total value of the transaction was $565 million. After selling and other expenses, we realized a net value of approximately $551 million, consisting of net proceeds of $397 million and the buyer’s assumption of $154 million in debt of the acquired businesses. In December 2006, we approved a plan to sell the remaining non-tobacco businesses that were not part of the sale of the Deli Operations. Two of these businesses have been sold, and we expect to sell the remainder within the next nine months. Our financial statements now report the operating results and the assets and liabilities of the non-tobacco businesses as discontinued operations for all periods in the accompanying consolidated financial statements.

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

Cash Flow

During fiscal year 2007, we generated a significant amount of cash, including $393 million from the sale of non-tobacco businesses and other assets, $246 million from our operations, $70 million from the issuance of equity, primarily pursuant to employee option exercises, and $18 million from discontinued operations, net of debt retired. After using $349 million to reduce debt, spending $25 million on capital projects, and returning $60 million to shareholders in the form of dividends, we invested the remaining cash, pending its use to retire maturing debt and fund seasonal crop needs. At March 31, 2007, we had $313 million in short-term cash investments.

Working Capital

Working capital at March 31, 2007, was $852 million, nearly the same as last year’s working capital of $877 million. Accounts receivable increased by about $48 million. Much of the increase was due to late shipments of African tobaccos, which had been delayed by heavy traffic at the port of Beira in Mozambique. Due to changes in the means of funding African operations, accounts receivable – unconsolidated affiliates increased by about $20 million year over year. These increases in accounts receivable were offset by reductions in tobacco inventories as we focused on selling old crop leaf. Our uncommitted tobacco inventories increased to approximately $120 million, or about 20% of tobacco inventory due to the weaker U.S. dollar and earlier purchases in one region, compared to $112 million at March 31, 2006, which represented 17% of tobacco inventory. We do not consider these levels excessive. Increases in customer advances and deposits reduced working capital by $35 million. The level of customer advances can vary from year to year as customers review their circumstances. Accordingly, we consider such advances as borrowings when we review our balance sheet structure. Notes payable and overdrafts decreased by $188 million as we used a portion of the proceeds from the Deli sale to repay short-term debt and fund seasonal crop needs. That decrease was largely offset by the change in our current portion of long-term debt, which increased because a $150 million medium-term note will mature in fiscal year 2008.

Capital Spending

Our capital expenditures are generally limited to those that add value for the customer, replace or maintain equipment, increase efficiency, or position us for future growth. Our capital expenditures for continuing operations were approximately $25.2 million in fiscal year 2007, $55.7 million in fiscal year 2006, and $78.9 million in fiscal year 2005. In fiscal years 2006 and 2005, a significant portion of the capital spending was related to the construction of a new factory in Mozambique, which cost over $50 million. That factory was completed and started operations in late summer 2005. We have reduced capital spending to a level below depreciation. We do not foresee that major investments in tobacco processing facilities will be necessary in the near term.

Outstanding Debt and Other Financing Arrangements

Total debt and customer advances decreased by about $360 million during fiscal year 2007, and total debt and customer advances as a percentage of total capitalization (including total debt, customer advances, minority interests, and shareholders’ equity) decreased to approximately 44% from 55% at March 31, 2006. Net of cash, total debt as a percentage of total capitalization decreased to approximately 31% at March 31, 2007. Total long-term obligations, including current maturities, decreased by $208 million to $563 million, while notes payable decreased by $188 million to $131 million. The reduction in debt, excluding customer advances, is greater than the amounts shown for continuing operations on the statement of cash flows because of the effect of discontinued operations.

Bank Facilities

As of March 31, 2007, we had approximately $621 million in uncommitted lines of credit, of which approximately $490 million were unused and available to support seasonal working capital needs. We also have a five-year committed revolving credit facility totaling $500 million. The facility will mature on January 7, 2010. As of March 31, 2007, we had nothing outstanding under the revolving credit facility. We provide for short-term needs through bilateral bank lines and our revolving credit facility, and we plan to use cash balances to provide for seasonal needs. Under the terms of our bank agreements, we must maintain certain levels of tangible net worth and observe restrictions on debt levels. We were in compliance with all such covenants at March 31, 2007. Our long-term credit ratings are Ba1 with Moody’s Investors Service and BBB- with Standard & Poor’s.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2007, our outstanding interest rate swap agreements were not material.

Near the end of fiscal year 2004, we entered a foreign currency swap with a third party to mitigate our exposure to changes in exchange rates related to a foreign currency-denominated receivable from our Dutch non-tobacco subsidiary. The swap converted a fixed-rate, foreign currency-denominated receivable to a fixed rate receivable denominated in U.S. dollars. It was accounted for as a cash flow hedge, and its notional amount was approximately 97.5 million euros ($118 million) at March 31, 2006. The swap was terminated in the summer of 2006 in connection with the sale of the Dutch non-tobacco businesses.

We also enter forward contracts from time to time to hedge certain foreign currency exposures. These contracts are marked to current market values each quarter and were not material at March 31, 2007.

Pension Funding

Funds supporting our ERISA-regulated U.S. defined benefit pension plans increased by $11 million to $149 million because of positive performance of the investment portfolio during the year ended December 31, 2006, the measurement date for the plans. As of April 30, 2007, the market value of the fund was about $169 million, compared to the accumulated benefit obligation (“ABO”) of $160 million and the projected benefit obligation (“PBO”) of $182 million. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 10 of “Notes to Consolidated Financial Statements.” We contributed $15 million to the fund in February 2007, which is more than the contribution required by ERISA, and we expect to make a contribution during the next year. It is our policy to monitor the performance of the funds and to review the adequacy of our funding and contributions to those funds. As of March 31, 2007, the target fund allocation was as follows: 55% to domestic equity securities, 15% to international equity securities, and 30% to fixed income securities.

Contractual Obligations

Our contractual obligations as of March 31, 2007, were as follows:

(in millions of dollars)	Total	2008	2009-2010	2011-2012	Thereafter
Notes payable and long-term debt[1]	$823.5	$335.8	$120.6	$140.3	$226.8
Operating lease obligations	38.2	11.9	16.0	9.7	0.6
Inventory purchase obligations:
Tobacco	565.1	460.8	63.7	26.4	14.2
Agricultural materials	20.0	20.0	—	—	—
Capital expenditure obligations	5.6	5.6	—	—	—
Other purchase obligations	5.2	4.4	0.3	0.3	0.2

Total	$1,457.6	$838.5	$200.6	$176.7	$241.8

[1]	Includes interest payments. Interest payments on $131 million of variable rate debt were estimated on the basis of March 31, 2007 rates.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield and prices will depend on the quality of the tobacco delivered. More than half of our crop year contracts to purchase tobacco are with farmers in Brazil. Tobacco purchase obligations have been partially funded by advances to farmers, which totaled approximately $113 million as of March 31, 2007.

We believe that our financial resources are adequate to support our capital needs. Those resources include cash from operations, cash balances, the ability to issue debt to the public under our shelf registration statement, and committed and uncommitted bank lines. Any excess cash flow from operations after dividends, capital expenditures, and any necessary debt reduction will be available to fund expansion, purchase our stock, or otherwise enhance shareholder value.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. However, changes in the assumptions used could result in a material adjustment to the financial statements. Our critical accounting estimates and assumptions are in the following areas:

Inventories

Inventories of tobacco are valued at the lower of cost or market with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in market value based upon assumptions related to future demand and market conditions if the indicated market value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write downs. We experience inventory write downs routinely. Inventory write downs in fiscal years 2007, 2006, and 2005 were $17.6 million, $11.8 million, and $4.3 million, respectively.

Advances to Suppliers and Guarantees of Bank Loans to Suppliers

We provide agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. Primarily in Brazil and certain African countries, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In Brazil, we also guarantee both short-term and long-term loans made to farmers for the same purposes. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In that case, we may extend repayment of the advances into the following crop year or satisfy the guarantee by acquiring the loan from the bank. In either situation, we will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers and the liability to accrue for our obligations under bank loan guarantees.

Goodwill

We review the carrying value of goodwill as necessary, and at least annually, utilizing a discounted cash flow model. The preparation of discounted future operating cash flow analyses requires significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Neither a one-percentage-point increase in the discount rate assumption nor a one-percentage-point decline in the cash flow growth rate assumption would result in an impairment charge. However, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge.

Income Taxes

Our effective tax rate is based on our expected income, statutory tax rates, and tax planning opportunities in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and evaluating our tax position. The effective tax rate is applied to quarterly operating results. We are subject to the tax laws of many jurisdictions, and could be subject to a tax audit in each of these jurisdictions, which could result in adjustments to tax expense in future periods. In the event that there is a significant, unusual, or one-time item recognized in our results, the tax attributed to that item would be recorded at the same time as the item. For example, in fiscal year 2005, we recorded a charge for certain fines imposed by the European Commission that will not be deductible for income tax purposes in the related countries where assessed. No tax benefit was recognized on this charge, which increased the consolidated tax rate. In fiscal year 2006, a similar situation arose when we recognized an impairment charge on our investment in Zimbabwe, which did not provide a deduction for income tax purposes.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in the financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are related to timing issues, such as differences in depreciation methods. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit in our financial statements. We record valuation allowances for deferred tax assets when the amount of estimated future taxable income is not likely to support the use of the deduction or credit. We had approximately $24 million in foreign tax credit carryforwards at March 31, 2007, that are available to reduce our obligations to pay U.S. federal income taxes on our earnings in future years. Those foreign tax credit carryforwards will expire at dates ranging from seven to ten years in the future if our earnings and current obligations to pay U.S. federal income taxes are not sufficient to allow their utilization before they expire. Any significant reduction in future taxable income, changes in our sources of taxable income, or changes in U.S. or foreign tax laws could result in the expiration of foreign tax credit carryforwards. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or income taxes related to expenses that have not yet been recognized in the financial statements but have been deducted in our tax return.

For additional disclosures on income taxes, see Notes 1 and 6 of “Notes to Consolidated Financial Statements.”

Pension and Other Postretirement Benefit Plans

The measurement of our pension and postretirement obligations and costs are dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions include estimating the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions we have made may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets. The significant assumptions used in the calculation of pension and postretirement obligations are:

•	Discount rate – The discount rate is based on investment yields available at the measurement date on corporate long-term bonds rated AA.

•	Salary growth – The salary growth assumption is a factor of our long-term actual experience, the near-term outlook, and assumed inflation.

•	Expected return on plan assets – The expected return reflects asset allocations and investment strategy.

•

Retirement and mortality rates – Retirement rates are based on actual plan experience along with our near-term outlook. Early retirement assumptions are based on our actual experience. Mortality rates are based on standard group annuity (RP-2000) mortality tables.

•

Health care cost trends – For postretirement medical plan obligations and costs, we make assumptions on future increases in medical costs. These assumptions are based on our actual experience along with third-party forecasts of long-term medical cost trends.

The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Sensitivity Analysis. The effect of the indicated decrease or increase in the selected assumptions is shown below, assuming no change in benefit levels:

(in thousands of dollars)	Effect on 2007 Projected Benefit Obligation Increase (Decrease)	Effect on Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
1% increase in discount rate	$(25,677)	$(2,571)
1% decrease in discount rate	31,310	3,231

1% increase in salary scale	6,517	2,205
1% decrease in salary scale	(7,668)	(1,858)

1% increase in rate of return on assets	N/A	(2,322)
1% decrease in rate of return on assets	N/A	2,323

Changes in Assumptions for Other Postretirement Benefits
1% increase in discount rate	(4,818)	53
1% decrease in discount rate	5,736	25

1% increase in medical inflation rate	1,926	151
1% decrease in medical inflation rate	(1,720)	(131)

See Note 10 of “Notes to Consolidated Financial Statements” for additional information on pension and postretirement benefit plans.

Other Estimates and Assumptions

Other management estimates and assumptions are routinely required in preparing our financial statements, including the determination of valuation allowances on accounts receivable, value-added tax credits in Brazil, and the determination of the fair value of assets, such as assets related to tobacco growing projects in Africa and our investment in our Zimbabwe operations. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on management’s best judgment.

OTHER INFORMATION REGARDING TRENDS

AND MANAGEMENT’S ACTIONS

Our financial performance depends on our ability to maintain efficient operations, to receive an appropriate price for our products, and to secure the tobacco quality and volumes desired by our customers. Worldwide flue-cured production by exporting countries (excluding China) in fiscal year 2007 saw a decline of about 8% to 1.6 billion kilos. Flue-cured production declines in Brazil and Greece accounted for over 70% of the overall decrease. In Brazil, in fiscal year 2007, we reduced our farmer contracts because of the worldwide oversupply of flue-cured tobacco. European Union flue-cured production fell as changes in tobacco subsidy levels reduced production. Flue-cured production by exporting countries excluding China is forecast to increase by about 4% in fiscal year 2008 despite an additional decrease in production in Brazil. Over half of the increase is expected to come from the United States. After many years of falling crop sizes in the United States, both flue-cured and burley crops increased in fiscal year 2007 and are forecast to increase in fiscal year 2008 because of strong customer demand. The world flue-cured tobacco market is expected to remain in oversupply in fiscal year 2008 but with uncommitted inventories moderating. Burley crops in exporting countries (excluding China) decreased by 11% in fiscal year 2006 and 16% in fiscal year 2007, bringing the two-year decrease to about 16%. Production is forecast to decline to about 595 million kilos in fiscal year 2008, and uncommitted inventories of burley tobaccos are expected to decrease. During fiscal year 2007, farmers in Malawi protested auction pricing levels, but the early market results for fiscal year 2008 indicate much stronger pricing for a relatively smaller crop. Any disruption in the marketing of the crop in Malawi would have a significant impact on world supply of burley tobacco and on our financial results.

We expect that near-term demand for leaf tobacco will be flat or decline slightly primarily due to the flattening trend in world cigarette consumption and improved leaf utilization by cigarette manufacturers. The improvements in leaf utilization by manufacturers along with a possible shift to smokeless products may mean that demand for cigarette leaf tobacco has peaked and will not grow with any growth in consumption. On a year-to-year basis, we are susceptible to fluctuations in leaf supply due to crop size and leaf demand as manufacturers adjust inventories or respond to changes in the cigarette market.

We estimate that industry worldwide uncommitted flue-cured and burley inventories totaled about 145 million kilos, excluding inventories of Asian government-owned monopolies, at March 31, 2007, nearly the same as the prior year in total. However, flue-cured inventories increased while burley stocks fell. With the change in forecast production levels in fiscal year 2008, it is likely that industry inventories of uncommitted stocks will decline in the coming year.

Cigar consumption continues to grow in the United States, while consumption within the main European Union markets has remained flat. Within the smokeless segment of the dark tobacco business, consumption in the United States in calendar year 2006 of loose-leaf chewing tobacco declined by 0.3%, while the consumption of moist snuff products grew by about 8%. We believe that supplies of dark tobacco are generally in balance with demand, and we believe that there is an adequate supply of suitable dark tobacco in the world market to meet the demand of the manufacturers of smokeless tobacco products. However, supply of good quality wrapper remains tight.

We are seeing an increase in competition from small competitors in some of the markets where we conduct business. These small competitors typically have lower overhead requirements. They provide little or no support to farmers. Due to their lower cost structures, they often can offer a price on products that is lower than our price. We believe that the quality controls and social responsibility programs we provide are necessary for our customers and make our products highly competitive. For example, we have established worldwide farm programs to help to ensure that non-tobacco related materials are kept out of the green tobacco delivered to the factories. In addition, we have established programs for good agricultural practices and have been active in social responsibility endeavors in many of the developing countries in which we do business. However, if our customers shift significant purchases to these smaller competitors, our financial results could be negatively impacted.

Efforts to expand sources of African tobacco have required investments in working capital and operating facilities. We have determined that tobacco volumes and prices are not sufficient for us to operate at a satisfactory return in those areas, and we are taking steps to end our involvement in the African flue-cured growing projects. We have already taken writedowns related to these operations.

An important trend in the tobacco industry has been consolidation among manufacturers of tobacco products. For example, recently, Japan Tobacco Inc. acquired Gallaher Group Plc. This activity is expected to continue, particularly as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers. This concentration trend could provide additional opportunities for us. A key success factor for leaf dealers is the ability to provide customers with the quality of leaf and the level of service they desire at the lowest cost possible. In addition, the international leaf dealers have larger historical market shares with some customers than with others. Consequently, our potential growth will be affected by the growth of our major customers, and consolidation of customers may have at least a short-term favorable or unfavorable impact on our business.

The European Union (“E.U.”) has taken action toward modifying the system of granting subsidies to tobacco farmers. The E.U. subsidy makes up well over half of the revenue that a European farmer receives on a tobacco crop. Beginning with the 2006 crop, which will affect us in fiscal year 2008, and through the 2009 crop, 40% of the subsidy has been “decoupled” from production. The “decoupling” essentially means that a farmer can receive the subsidy granted even if the farmer does not plant tobacco, so long as he keeps the land associated with that subsidy in good agricultural and environmental condition. The 60% remaining portion of the subsidy remains subject to actual production of tobacco. This means, in practical terms, that the total aid to tobacco farmers remains unchanged for those who continue; however, the incentive to grow tobacco does change and some growers could decide to discontinue production. In the subsidy system applicable to the interim period (crops 2006-2009) the E.U. tobacco budget allocated to each producing country for payment of the “coupled” portion remains unchanged, even if total production drops within certain limits. The farmers who continue to produce tobacco in countries where tobacco production declines during the interim period will receive a larger portion of the “coupled” subsidy than they would have if the E.U. budget had not been fixed for the interim period.

Individual member states can increase the decoupled portion of the subsidy up to 100%. Three of the main tobacco producing countries where we operate, directly or indirectly, Italy, Spain, and France, have decided not to decouple more than the minimum 40% of the subsidy. The 2006 crop contracts between farmers and processors indicate a reduction of total tobacco production of between 10% and 20%, mostly in the less desirable varieties and production areas, which means that there should be an overall improvement in average quality of the crop. In Greece, where our joint venture, Socotab L.L.C., has oriental tobacco operations, the government opted to decouple 100% of the subsidy from the growing of tobacco. We expect reduction in crop volumes in Greece as a result of the decoupling, and the joint venture is shifting volumes to Macedonia. We have operations in two countries, Poland and Hungary, who joined the E.U. on May 1, 2004. In those countries, the new subsidy system will not be implemented before the 2009 crop, and in the meantime, tobacco farmers will receive subsidies mainly financed by the domestic budget.

Unless the subsidy system that is in place through 2009 is extended to 2013, the decoupled portion would increase to 50% in 2010, while the remaining 50% would be used to finance restructuring activities in the tobacco regions. The decline in production will accelerate after the expiration of the interim period with the 2010 crop, unless action is taken to extend the system through year 2013 or alternative funds are made available at the national level. We believe that customers continue to value European tobacco and that in the interim period, the major influence on the farmers’ decisions to produce tobacco will be the level of commercial prices for green tobaccos. Higher farm income will depend on leaf quality and on cost reduction. In addition, confirmed support from European tobacco product manufacturers will be crucial to the long-term viability of tobacco production in Europe.

We believe that if farmer prices do not increase or, alternatively, if the member states do not choose to implement subsidies for tobacco production, the volume of tobacco produced in Europe will decline over time. In this case, our results of operations could be negatively affected. The recorded value of our equity interests in long-lived assets, including both consolidated and unconsolidated operations, that could be affected by these changes was approximately $38 million at March 31, 2007. In addition, unrealized currency losses for tobacco operations there were $16.7 million, net of taxes, $13.5 million of which relates to Hungary.

World markets for all of the products that we handle are extremely competitive. We continue to focus on cost reductions and efficiency improvements. In fiscal year 2006, we completed a program to eliminate $9 million in tobacco and corporate overhead costs, some of which occurred in fiscal year 2006 and the remainder occurred in fiscal year 2007. In addition, we eliminated additional corporate staff in fiscal year 2007 that will benefit fiscal year 2008. We are also planning to sell aircraft based in the United States and in Africa.

Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on sales of tobacco products, particularly in the United States. Also a number of foreign governments have taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Convention on Tobacco Control, which was negotiated under the auspices of the World Health Organization. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for our products and services and could have a material adverse effect on our results of operations.

We are subject to the tax laws of many jurisdictions, and from time to time contest assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect our earnings, as can the resolution of various pending and contested tax issues. The consolidated income tax rate is also affected by a number of factors, including, but not limited to, the mix of domestic and foreign earnings and investments, local tax rates of subsidiaries, repatriation of foreign earnings, and our ability to utilize foreign tax credits. In recent years, the mix of our foreign and U.S. earnings, along with other factors, has resulted in excess foreign tax credits which are available to be carried forward to future years to reduce our obligations to pay U.S. federal income taxes on our earnings in those years. At March 31, 2007, we had approximately $24 million in foreign tax credit carryforwards that will expire at dates ranging from seven to ten years in the future if not utilized.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

Our customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable rate debt. When we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of March 31, 2007, tobacco inventory of $596 million included $476 million in inventory that was committed for sale to customers and $120 million that was not committed. Committed inventory, after deducting about $134 million in customer deposits, represents our net exposure of about $342 million. We normally maintain a substantial portion of our debt at variable interest rates in order to substantially mitigate interest rate risk related to carrying fixed-rate debt. However, recently we generated a large cash balance that we plan to use to fund seasonal purchases of tobacco, and thus, debt carried at variable interest rates was lower than normal at $181 million at March 31, 2007. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $2 million, all of that amount could be offset with changes in charges to customers. A hypothetical 1% change in interest rates would change interest income by $3 million. Our policy is to work toward a ratio of floating-rate liabilities to fixed-rate liabilities that, over time, is reflective of the relationship between current and non-current assets. Committed inventory is part of this relationship.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. We also provide farmer advances that are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the timing of the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of the tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing its net investment in individual countries. In these countries, we are vulnerable to currency gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $1.4 million in net exchange gains due to remeasurement for fiscal year 2007, compared to a $9.2 million in net exchange losses due to remeasurement for fiscal year 2006, and $1.6 million in net exchange losses due to remeasurement for fiscal year 2005. We recognized $4.5 million in net exchange gains from foreign currency transactions in fiscal year 2007, compared to net exchange losses of $1.8 million for the fiscal year ended March 31, 2006, and net exchange gains of $400 thousand for the fiscal year ended March 31, 2005. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. For example, when we purchased the Brazilian crop in the beginning of fiscal year 2006, the local currency had appreciated significantly against the U.S. dollar. Thus, the cost of the crop increased over that of the prior year, in U.S. dollar terms.

In certain tobacco markets that are primarily domestic, we use the local currency as the functional currency. Examples of these domestic markets are Hungary and Poland. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.

Derivatives Policies

Hedging interest rate exposure using swaps and hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in keeping with management’s policies. We may use derivative instruments, such as swaps, forwards, or futures, which are based directly or indirectly upon interest rates and currencies, to manage and reduce the risks inherent in interest rate and currency fluctuations.

We do not utilize derivatives for speculative purposes, and we do not enter into market risk-sensitive instruments for trading purposes. Derivatives are transaction specific so that a specific debt instrument, contract, or invoice determines the amount, maturity, and other specifics of the hedge.

Item 8.	Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except per share data)	2007	2006	2005
Sales and other operating revenues	$2,007,272	$1,781,312	$1,667,193

Costs and expenses
Cost of goods sold	1,563,522	1,412,209	1,284,331
Selling, general and administrative expenses	249,269	252,376	217,722
Restructuring and impairment costs	30,890	57,463	—
European Commission fines	—	—	14,908

Operating income	163,591	59,264	150,232
Equity in pretax earnings of unconsolidated affiliates	14,235	14,140	14,967
Interest income	10,845	2,056	1,123
Interest expense	53,794	60,787	41,599

Income before income taxes and other items	134,877	14,673	124,723
Income taxes	61,126	21,933	54,198
Minority interests, net of income taxes	(6,660)	(4,287)	1,969

Income (loss) from continuing operations	80,411	(2,973)	68,556

Income (loss) from discontinued operations, net of income taxes	(36,059)	10,913	27,457

Net income	44,352	7,940	96,013

Dividends on convertible perpetual preferred stock	(14,685)	—	—

Earnings available to common shareholders	$29,667	$7,940	$96,013

Earnings (loss) per common share:
Basic:
From continuing operations	$2.53	$(0.12)	$2.68
From discontinued operations	(1.39)	0.43	1.08

Net income	$1.14	$0.31	$3.76

Diluted:
From continuing operations	$2.52	$(0.12)	$2.66
From discontinued operations	(1.39)	0.43	1.07

Net income	$1.13	$0.31	$3.73

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$358,236	$62,486
Accounts receivable, net	261,106	212,639
Advances to suppliers, net	113,396	119,131
Accounts receivable—unconsolidated affiliates	37,290	16,675
Inventories—at lower of cost or market:
Tobacco	595,901	666,708
Other	40,577	42,746
Prepaid income taxes	8,760	7,351
Deferred income taxes	25,182	22,078
Other current assets	62,480	47,338
Current assets of discontinued operations	42,437	609,028

Total current assets	1,545,365	1,806,180

Property, plant and equipment
Land	16,640	16,796
Buildings	241,410	252,148
Machinery and equipment	512,586	537,343

	770,636	806,287
Less accumulated depreciation	(410,478)	(394,830)

	360,158	411,457

Other assets
Goodwill and other intangibles	104,284	105,802
Investments in unconsolidated affiliates	104,316	95,988
Deferred income taxes	81,003	85,994
Other noncurrent assets	133,696	170,223
Noncurrent assets of discontinued operations	—	217,020

	423,299	675,027

Total assets	$2,328,822	$2,892,664

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$131,159	$318,710
Accounts payable	220,181	194,862
Accounts payable—unconsolidated affiliates	644	2,727
Customer advances and deposits	133,608	98,750
Accrued compensation	18,519	16,996
Income taxes payable	11,549	3,129
Current portion of long-term obligations	164,000	8,537
Current liabilities of discontinued operations	13,314	285,418

Total current liabilities	692,974	929,129

Long-term obligations	398,952	762,201
Pensions and other postretirement benefits	100,004	100,414
Other long-term liabilities	70,528	68,373
Deferred income taxes	29,809	31,072
Noncurrent liabilities of discontinued operations	—	18,805

Total liabilities	1,292,267	1,909,994

Minority interests	5,822	17,799

Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 220,000 shares issued and outstanding (200,000 at March 31, 2006)	213,024	193,546
Common stock, no par value, 100,000,000 shares authorized, 26,948,599 shares issued and outstanding (25,748,306 at March 31, 2006)	176,453	120,618
Retained earnings	682,232	697,987
Accumulated other comprehensive loss	(40,976)	(47,280)

Total shareholders’ equity	1,030,733	964,871

Total liabilities and shareholders’ equity	$2,328,822	$2,892,664

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2007	2006	2005
Cash Flows From Operating Activities of Continuing Operations:
Net income	$44,352	$7,940	$96,013
Adjustments to reconcile net income to net cash provided (used) by operating activities of continuing operations:
Net loss (income) from discontinued operations	36,059	(10,913)	(27,457)
Depreciation	46,423	46,925	51,492
Amortization	1,882	3,386	4,718
Provision for losses on advances and guaranteed loans to suppliers	31,822	28,486	2,324
Translation (gain) loss, net	(1,416)	9,235	1,591
Deferred income taxes	(654)	(28,653)	(4,710)
Minority interests	(6,660)	(4,287)	1,970
Equity in net income of unconsolidated affiliates, net of dividends	(653)	11,665	(3,278)
Restructuring and impairment costs	30,890	57,463	—
Accrued liability for European Commission fines	—	—	14,908
Other, net	7,837	(4,138)	(5,565)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(81,254)	(541)	(22,630)
Inventories and other assets	97,115	(145,490)	(95,115)
Income taxes	6,474	1,080	(1,982)
Accounts payable and other accrued liabilities	33,717	67,571	(53,209)

Net cash provided (used) by operating activities of continuing operations	245,934	39,729	(40,930)

Cash Flows From Investing Activities of Continuing Operations:
Purchase of property, plant and equipment	(25,178)	(55,743)	(78,898)
Purchase of business, net of cash acquired	—	—	(2,281)
Proceeds from sale of businesses, less $21,727 cash of businesses sold	385,545	—	—
Proceeds from sale of property, plant and equipment	7,302	7,988	2,379
Other, net	—	12,199	(15,058)

Net cash provided (used) by investing activities of continuing operations	367,669	(35,556)	(93,858)

Cash Flows From Financing Activities of Continuing Operations:
Issuance (repayment) of short-term debt, net	(140,406)	52,135	47,286
Issuance of long-term debt	—	—	294,958
Repayment of long-term debt	(208,530)	(190,032)	(149,069)
Dividends paid to minority shareholders	(1,893)	(2,739)	(3,443)
Issuance of convertible perpetual preferred stock, net of issuance costs	19,478	193,546	—
Issuance of common stock	50,958	3,098	4,867
Dividends paid on convertible perpetual preferred stock	(14,685)	—	—
Dividends paid on common stock	(45,423)	(43,716)	(41,452)
Other	826	(973)	(853)

Net cash provided (used) by financing activities of continuing operations	(339,675)	11,319	152,294

Net cash provided by continuing operations	273,928	15,492	17,506

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Fiscal Year Ended March 31,
	2007	2006	2005
Cash Flows From Discontinued Operations:
Net cash provided (used) by operating activities of discontinued operations	50,477	23,307	(46,025)
Net cash used by investing activities of discontinued operations	(9,589)	(28,206)	(34,495)
Net cash provided (used) by financing activities of discontinued operations	(23,068)	4,509	82,016

Net cash provided (used) by discontinued operations	17,820	(390)	1,496

Effect of exchange rate changes on cash	95	(128)	313
Deconsolidation of Zimbabwe operations	—	(6,967)	—

Net increase in cash and cash equivalents	291,843	8,007	19,315
Cash and cash equivalents of continuing operations at beginning of year	62,486	54,089	36,270
Cash and cash equivalents of discontinued operations at beginning of year	4,146	4,536	3,040
Less: Cash and cash equivalents of discontinued operations at end of year	239	4,146	4,536

Cash and Cash Equivalents at End of Year	$358,236	$62,486	$54,089

Supplemental information—cash paid from continuing operations:
Interest	$58,064	$57,782	$41,990

Income taxes, net of refunds	$54,855	$43,716	$58,474

Significant non-cash items from investing activities of continuing operations for the fiscal year ended March 31, 2007 included the buyer’s assumption of $153,560 of notes payable and overdrafts with the sale of businesses.

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended March 31,
(in thousands of dollars)	2007		2006		2005
Preferred Stock:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	$193,546		$—
Issuance of convertible perpetual preferred stock, net of issuance costs	19,478		193,546

Balance at end of year	213,024		193,546

Common Stock:
Balance at beginning of year	120,618		117,520		$112,505
Issuance of common stock and exercise of stock options	51,593		3,098		5,015
Accrual of stock-based compensation	4,242		—		—

Balance at end of year	176,453		120,618		117,520

Retained Earnings:
Balance at beginning of year	697,987		733,763		679,202
Net income	44,352	$44,352	7,940	$7,940	96,013	$96,013
Cash dividends declared:
Series B 6.75% convertible perpetual preferred stock ($66.75 per share in 2007)	(14,685)		—		—
Common stock ($1.74 per share in 2007; $1.70 per share in 2006; $1.62 per share in 2005)	(45,422)		(43,716)		(41,452)

Balance at end of year	682,232		697,987		733,763

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	(47,280)		(28,895)		(31,874)
From Continuing Operations:
Translation adjustments, net of income taxes	8,858	8,858	(3,065)	(3,065)	8,790	8,790
Foreign currency hedge adjustment, net of income taxes	1,615	1,615	(292)	(292)	1,109	1,109
Minimum pension liability, net of income taxes	16,140	16,140	(9,409)	(9,409)	1,592	1,592
Adjustment for the adoption of FASB Statement No. 158 for pensions and other postretirement benefits, net of income taxes	(28,551)		—		—
From Discontinued Operations:
Translation adjustments, net of income taxes	(4,254)	(4,254)	(5,394)	(5,394)	3,376	3,376
Foreign currency hedge adjustment, net of income taxes	4,195	4,195	1,371	1,371	(5,143)	(5,143)
Minimum pension liability, net of income taxes	8,301	8,301	(1,596)	(1,596)	(6,745)	(6,745)

Total comprehensive income (loss)		$79,207		$(10,445)		$98,992

Balance at end of year	(40,976)		(47,280)		(28,895)

Shareholders’ Equity at End of Year	$1,030,733		$964,871		$822,388

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2007	2006	2005
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
(in thousands of shares)
Balance at beginning of year	200	—
Issuance of convertible perpetual preferred stock	20	200

Balance at end of year	220	200

Common Shares Outstanding:
(in thousands of shares)
Balance at beginning of year	25,748	25,669	25,447
Issuance of common stock and exercise of stock options	1,201	79	222

Balance at end of year	26,949	25,748	25,669

See accompanying notes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)

NOTE 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company”, is one of the world’s leading leaf tobacco merchants and processors. The Company conducts business in more than 30 countries, primarily in major tobacco-growing regions of the world.

Universal previously had operations in lumber and building products and in agri-products. The lumber and building products businesses, along with a portion of the agri-products operations, were sold on September 1, 2006. In December 2006, the Company adopted a plan to sell the remaining agri-products operations. One of those agri-products businesses was sold in January 2007, another was sold in May 2007, and the remaining business is expected to be sold during fiscal year 2008. The lumber and building products operations and the agri-products operations are reported as discontinued operations for all periods in the accompanying financial statements. See Note 2 for additional discussion of the Company’s discontinued operations.

Consolidation

The consolidated financial statements include the accounts of Universal Corporation and all domestic and foreign subsidiaries in which the Company maintains a controlling financial interest. Control is generally determined based on a voting interest of greater than 50%, such that Universal controls all significant corporate activities of the subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation. None of the Company’s investments are considered to be variable interest entities.

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

As of January 1, 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After the deconsolidation, an impairment charge was recorded to reduce the net investment in Zimbabwe operations to estimated fair value (see Note 3). The Company is accounting for the investment on the cost method, as required under the accounting guidance, and has reported it in investments in unconsolidated affiliates in the March 31, 2007 and 2006, consolidated balance sheets. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate.

Investments in Unconsolidated Affiliates

The Company’s equity method investments and its cost method investments, which include its Zimbabwe operations, are non-marketable securities. Universal reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity or cost method investments, the Company uses discounted cash flow models. If the fair value of an equity investee is determined to be lower than its carrying value, an impairment loss is recognized. The preparation of discounted future operating cash flow analyses requires significant management judgment with respect to future operating earnings estimates and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

The Company calculates basic earnings per share from continuing operations using earnings available to common shareholders after payment of dividends on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock and the weighted average number of common shares outstanding during each period. Diluted earnings per share from continuing operations is computed in a similar manner using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are outstanding dilutive stock options and stock appreciation rights that are assumed to be exercised, unvested restricted share units that are assumed to be fully vested and paid out in shares of common stock, and shares of convertible perpetual preferred stock that are assumed to be converted when the effect is dilutive. In periods when the effect of the convertible perpetual preferred stock is dilutive and these shares are assumed to be converted into common stock, dividends paid on the preferred stock are excluded from the calculation of diluted earnings per share from continuing operations.

In periods when the results from discontinued operations reflect a loss, the effect of dilutive potential common shares is antidilutive to the per-share amount of that loss. Under the applicable financial reporting guidance, that antidilutive effect is shown if the effect on earnings per share from continuing operations for the period is dilutive.

The calculations of earnings per share for the fiscal years ended March 31, 2007, 2006, and 2005, are provided in Note 5.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.

Advances to Suppliers

In some regions where it operates, the Company provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheet. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $63.4 million at March 31, 2007, and $40.4 million at March 31, 2006, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $27.0 million in fiscal year 2007, $27.3 million in fiscal year 2006, and $1.0 million in fiscal year 2005. These provisions are included in selling, general, and administrative expense in the consolidated statements of income. Write-downs charged against the allowances totaled $6.8 million in fiscal year 2007, $2.0 million in fiscal year 2006, and $0.4 million fiscal year 2005. Recoveries of amounts previously charged off were not material in fiscal years 2007, 2006, and 2005. Interest on advances is recognized as earned; however, interest accrual is discontinued when an advance is not expected to be fully collected. The Company had certain farmer loans with a total outstanding principal balance of approximately $33 million and $45 million at March 31, 2007 and 2006, respectively, that were considered impaired. Approximately $24 million of the $63.4 million in total allowances at March 31, 2007, and $17 million of the $40.4 million in total allowances at March 31, 2006, related to those loans.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Tobacco inventories are valued at the lower of cost or market. Raw materials primarily consist of unprocessed leaf tobacco, which is clearly identified by type and grade at the time of purchase. The Company tracks the costs associated with this tobacco in the final product lots, and maintains this identification through the time of sale. This method of cost accounting is referred to as the specific cost or specific identification method. The predominant cost component of the Company’s inventories is the cost of the unprocessed tobacco. Direct and indirect processing costs related to these raw materials are capitalized and allocated to inventory in a systematic manner. The Company does not capitalize any interest or sales-related costs in inventory. Freight costs are recorded in cost of goods sold. Other inventories consist primarily of seed, fertilizer, packing materials, and other supplies, and are valued principally at the lower of average cost or market. Inventory valuation allowances for damaged or slow-moving items were $8.6 million and $6.4 million at March 31, 2007 and 2006, respectively.

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transportation, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transportation equipment—3 to 10 years; and office and computer equipment—3 to 10 years. The Company capitalized interest of approximately $800 thousand in fiscal year 2006 and $500 thousand in fiscal year 2005 on the construction of a tobacco processing facility in Mozambique. No interest was capitalized in fiscal year 2007.

Goodwill and Other Intangibles

Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. Goodwill is carried at the lower of cost or fair value. The Company uses discounted cash flow models to estimate the fair value of goodwill. The preparation of discounted future operating cash flow analyses requires significant management judgment with respect to operating earnings estimates, and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and could increase or decrease any impairment charge.

Based on applicable accounting guidance, the Company reallocated goodwill to revised reporting units during fiscal year 2007 in conjunction with redefining its operating segments. Following the reallocation, a $1.7 million pretax charge was recorded to write off goodwill that was impaired. No charges for goodwill impairment were recorded in fiscal years 2006 or 2005.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value to the discounted value of the estimated future cash flows.

Income Taxes

The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, undistributed earnings of foreign subsidiaries not permanently reinvested, restructuring and impairment costs, and valuation allowances on farmer advances and ICMS tax credits. At March 31, 2007, the cumulative amount of permanently reinvested earnings of foreign subsidiaries, on which no provision for U.S. income taxes had been made, was approximately $53 million.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the consolidated balance sheets and the consolidated statements of changes in shareholders’ equity and consists of:

	March 31,
	2007	2006	2005
From continuing operations:
Translation adjustments
Before income taxes	$(16,585)	$(30,136)	$(25,472)
Allocated income taxes	2,059	6,753	5,154

Foreign currency hedge adjustment
Before income taxes	3,741	1,229	1,706
Allocated income taxes	(1,309)	(412)	(597)

Pension and other postretirement benefits:
Minimum pension liability (before the adoption of SFAS 158)
Before income taxes	(509)	(25,341)	(10,866)
Allocated income taxes	178	8,869	3,803

Adjustment to recognize funded status of pension and other postretirement benefit plans upon adoption of SFAS 158
Before income taxes	(44,153)	—	—
Allocated income taxes	15,602	—	—

Total from continuing operations	(40,976)	(39,038)	(26,272)

From discontinued operations:
Translation adjustments
Before income taxes	—	6,544	14,843
Allocated income taxes	—	(2,290)	(5,195)

Foreign currency hedge adjustment
Before income taxes	—	(6,454)	(8,561)
Allocated income taxes	—	2,259	2,995

Pension and other postretirement benefits:
Minimum pension liability (before the adoption of SFAS 158)
Before income taxes	—	(12,771)	(10,315)
Allocated income taxes	—	4,470	3,610

Total from discontinued operations	—	(8,242)	(2,623)

Total accumulated other comprehensive loss	$(40,976)	$(47,280)	$(28,895)

During the fiscal year ended March 31, 2007, in recording the loss on the sale of most of its non-tobacco operations, the Company recognized in loss from discontinued operations and in net income the following amounts previously recorded in accumulated other comprehensive loss: foreign currency translation adjustment gains of $13.3 million, less $4.1 million in allocated income taxes; minimum pension liability charges of $12.8 million, less $4.5 million in allocated income taxes; and foreign currency hedge adjustment losses of $7.2 million, less $2.5 million in allocated income taxes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments

The fair values of the Company’s long-term obligations, disclosed in Note 8, have been estimated using market prices where they are available and discounted cash flow analyses based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The carrying amount of all other assets and liabilities that qualify as financial instruments approximates fair value.

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

All interest rate swaps have been accounted for as fair value hedges. The Company recorded deferred gains on the termination of certain interest rate swaps totaling $4.0 million in fiscal year 2005. These gains are being amortized to interest expense over the maturities of the debt instruments that were hedged. No material amounts were recorded in net income during 2007, 2006, or 2005 due to hedge ineffectiveness. The Company had approximately $50 million principal amount of fixed rate debt hedged with interest rate swaps at March 31, 2007.

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

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement adjustments that are included in net income. The Company recognized net exchange gains due to remeasurement of $1.4 million in the fiscal year ended March 31, 2007, and net exchange losses due to remeasurement of $9.4 million and $1.5 million for the fiscal years ended March 31, 2006 and 2005, respectively. The Company recognized $4.5 million in net exchange gains from foreign currency transactions for the fiscal year ended March 31, 2007, $1.8 million in net exchange losses for the fiscal year ended March 31, 2006, and $400 thousand in net exchange gains for the fiscal year ended March 31, 2005.

The Company’s policy is to use the U.S. dollar as the functional currency for its consolidated subsidiaries located in countries with highly inflationary economies and to remeasure any transactions of those consolidated subsidiaries denominated in the local currency. The Company currently operates in only one country, Zimbabwe, whose economy is classified as highly inflationary under applicable accounting guidance. As discussed above, the operations in Zimbabwe were deconsolidated in fiscal year 2006 and are accounted for under the cost method.

Revenue Recognition

Revenue is recognized when title and risk of loss are passed to the customer, and the earnings process is complete. The majority of the revenue recognized is based on the physical transfer of products to customers. The products delivered to customers can be readily inspected and approved for acceptance. Universal also processes tobacco owned by its customers, and revenue is recognized when the processing is completed.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Universal adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), effective at the beginning of fiscal year 2007. Under SFAS 123R, share-based payments, such as grants of stock options, stock appreciation rights, restricted shares, and restricted share units, are measured at fair value and reported as expense in the financial statements over the requisite service period. The Company adopted SFAS 123R using the modified prospective transition method. Under this method, the Company began recognizing fair value compensation expense as of the date SFAS 123R was adopted, but did not restate prior periods. Through fiscal year 2006, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Under APB 25, compensation expense was not recognized on fixed stock options issued by the Company since the exercise price equaled the market price of the underlying shares on the date of grant. Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) required companies that apply APB 25 to disclose pro forma net income and basic and diluted earnings per share as if the fair value measurement and recognition methods in SFAS 123 had been applied to all awards. Additional disclosures related to stock-based compensation and the adoption of SFAS 123R are included in Note 12.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

Universal adopted the following accounting pronouncements during the fiscal year ended March 31, 2007:

•	SFAS 123R, “Share-Based Payment,” adopted at the beginning of the fiscal year and discussed above under “Stock Based Compensation” and in Note 12;

•

FASB Statement of Financial Accounting Standards No. 151, “Inventory Costs, and amendment of ARB No. 43, Chapter 4” (“SFAS 151”), also adopted at the beginning of the fiscal year. SFAS 151 amended Accounting Research Bulletin No. 43 (“ARB 43”) to clarify that abnormal amounts of production-related costs, such as idle facility expense, freight, handling costs, and wasted materials, should be recognized as current-period charges rather than being recorded as inventory cost. SFAS 151 also requires that allocation of fixed production overhead to inventory cost be based on the normal capacity of a company’s production facilities. The impact of adopting SFAS 151 was not material to the Company’s financial statements.

•

The recognition and disclosure provisions of FASB Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), adopted effective March 31, 2007. The recognition provisions of SFAS 158 require employers who sponsor defined benefit pension or postretirement plans to recognize the overfunded or underfunded status of each plan as an asset or liability in the balance sheet and to recognize actuarial gains and losses and prior service costs and credits that are not included in pension or postretirement benefit expense as a component of comprehensive income. SFAS 158 also has measurement timing provisions that require that the funded status of plans be measured as of the balance sheet date, thereby eliminating the option allowed under the prior guidance to measure the funded status at a date up to 90 days before the balance sheet date. The measurement timing provisions of SFAS 158 are not effective until fiscal years ending after December 15, 2008 and have not yet been adopted by the Company. Additional disclosures related to the adoption of SFAS 158 are provided in Note 10.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the accounting pronouncements adopted in fiscal year 2007, the following pronouncement have been issued and will become effective in future periods:

•

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by Universal in the first quarter of its fiscal year ending March 31, 2008. The Company is still in the process of reviewing tax positions throughout its worldwide organization and has not yet quantified the effect of adopting FIN 48 on its financial statements.

•

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is applicable for fiscal years beginning after November 15, 2007. The Company is reviewing the guidance in SFAS 157, but currently does not expect that it will have a material effect on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NOTE 2. DISCONTINUED OPERATIONS

During the fiscal year ended March 31, 2007, Universal implemented the following actions to divest all of its non-tobacco operations:

•

In the quarter ended September 30, 2006, the sale of the Company’s lumber and building products segment and a portion of its agri-products segment (the “Deli Operations”) was approved, contractually agreed to with the buyer, and completed.

•

On December 12, 2006, a plan to sell the remaining businesses in the agri-products segment was approved and is expected to be completed within the next nine months. Those businesses were classified as “held for sale” as of that date. The sale of one of the agri-products businesses was completed in January 2007, and the sale of another was completed in May 2007.

As a result of these actions, the Company’s worldwide leaf tobacco business now represents its continuing operations. The operating results and the assets and liabilities of the non-tobacco businesses are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Sale of Deli Operations

On September 1, 2006, Universal completed the sale of the non-tobacco businesses managed by its wholly-owned subsidiary, Deli Universal, Inc. (“Deli”) to NVDU Acquisition, B.V., a newly formed entity owned by affiliates of a Netherlands-based merchant bank, a Netherlands-based private company, and managers of the businesses that were sold. As discussed above, those businesses comprised the Company’s entire lumber and building products segment and a portion of its agri-products segment. The total value of the transaction was approximately $565 million. After selling and other expenses, Universal realized a net value of $551 million, consisting of net cash proceeds of $397 million and the buyer’s assumption of $154 million of debt with the acquired businesses. The Company recorded a net loss on the sale of $35.0 million, consisting of a pretax loss of $34.1 million and income tax expense of $0.9 million primarily related to net deferred tax assets that will not be realized as a result of the sale. The sales price and loss on sale are subject to adjustment based on final settlement under the terms of the agreement with the buyer.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan to Sell Remaining Agri-Products Operations

In December 2006, Universal approved a plan to sell the remaining non-tobacco agri-products businesses that were not part of the sale of the Deli Operations. The Company expects to complete the sale of these businesses in multiple transactions within the next nine months. A pretax impairment charge of $11.1 million was recorded to reduce the Company’s aggregate net investment in two of the businesses to estimated fair value less costs to sell. Based on its consolidated income tax position, the Company does not expect to realize a tax benefit on the expected loss on the sale of these businesses and did not record an income tax benefit on the impairment charge. As noted above, the sale of one agri-products business was completed in January 2007 at a small gain that was not material to the results of operations or financial condition of the Company. In May 2007, subsequent to year end, the sale of another agri-products business was completed at a price approximating the net book value after impairment.

Amounts Reported as Discontinued Operations in the Accompanying Financial Statements

The consolidated statements of income reflect the following income (loss) from discontinued operations, net of income taxes, for the fiscal years ended March 31, 2007, 2006, and 2005, as discussed in more detail herein:

	Fiscal Years Ended March 31,
	2007	2006	2005
Operating results of discontinued operations, net of income taxes	$8,987	$10,913	$27,457
Net loss on sale of businesses and impairment charge on businesses held for sale, net of income taxes	(45,046)	—	—

Income (loss) from discontinued operations, net of income taxes	$(36,059)	$10,913	$27,457

The operating results for the Company’s discontinued non-tobacco operations for the fiscal years ended March 31, 2007, 2006, and 2005, were as follows:

	Fiscal Years Ended March 31,
	2007 (a)	2006	2005
Sales	$929,835	$1,727,964	$1,607,741
Costs and expenses	907,656	1,704,314	1,566,511

Income before income taxes and other items	22,179	23,650	41,230
Income taxes	12,346	12,470	13,999
Minority interests, net of income taxes	846	267	(226)

Operating results of discontinued operations, net of income taxes	$8,987	$10,913	$27,457

(a)	Deli Operations were sold on September 1, 2006, and one of the remaining agri-products businesses was sold in January 2007.

Results for the fiscal year ended March 31, 2007, reflect those operations for only the period prior to sale.

As required under the applicable accounting guidance, the results shown above do not reflect depreciation expense after July 6, 2006, for the Deli Operations and December 12, 2006, for the other agri-products operations, which are the respective dates they were classified as “held for sale.” This increased the earnings of the discontinued operations for the fiscal year ended March 31, 2007, by approximately $3.4 million before taxes and $2.3 million after taxes. In addition, as permitted under the accounting standards, the Company has allocated interest expense to the discontinued operations for all periods based on the ratio of the net assets of those operations to consolidated net assets. Total interest allocated in addition to direct third-party interest incurred was $6.9 million for the portion of fiscal year 2007 before the sale of the businesses, $15.9 million for fiscal year 2006, and $13.0 million for fiscal year 2005.

The assets and liabilities of the discontinued non-tobacco operations reflected in the accompanying consolidated balance sheets as of March 31, 2007 and 2006, were composed of the following:

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,
	2007 (b)	2006
Assets
Cash and cash equivalents	$240	$4,146
Accounts receivable, net	16,656	253,374
Inventories:
Lumber and building products	—	170,331
Agri-products	22,499	165,822
Other current assets	621	15,355

Total current assets	40,016	609,028

Property, plant and equipment, net	1,850	170,640
Goodwill and other intangibles	—	30,328
Other noncurrent assets	571	16,052

Total noncurrent assets	2,421	217,020

Total assets	$42,437	$826,048

Liabilities
Notes payable and overdrafts	$492	$129,891
Accounts payable	11,712	137,870
Other current liabilities	843	17,657

Total current liabilities	13,047	285,418

Other long-term liabilities	267	12,855
Deferred income taxes	—	5,950

Total noncurrent liabilities	267	18,805

Total liabilities	$13,314	$304,223

(b)	Balances for agri-products operations not yet sold, but classified as “held for sale” at March 31, 2007, are reported as current assets and current liabilities in the consolidated balance sheet at that date.

NOTE 3. RESTRUCTURING AND IMPAIRMENT COSTS

During the fiscal years ended March 31, 2007 and 2006, Universal recorded restructuring and impairment costs related to several different activities and components of its business operations.

Impairment Costs Recorded During the Fiscal Year Ended March 31, 2007

The Company recorded impairment costs during the fiscal year ended March 31, 2007, totaling approximately $30.9 million before tax, $24.2 million after minority interests and related tax effects, or $0.93 per share, related to flue-cured tobacco growing projects in Zambia and Malawi, as well as certain equipment and goodwill.

Impairment Charges on Flue-Cured Tobacco Growing Projects in Zambia and Malawi

Since fiscal year 2002, Universal has invested in various tobacco growing projects in several African countries. Some of these projects involved the establishment and operational start-up of medium or large-scale farms. The primary objective of the projects was to replace a portion of the volumes lost in recent years from the significant decline in production of flue-cured tobacco in Zimbabwe and thus continue to meet customer demand for African-origin flue-cured tobacco. Normally, several crop years are required to assess whether a growing project will be able to consistently meet planned production levels.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2007, progress toward completion of the latest crop cycle allowed the Company to begin evaluating those African flue-cured growing projects having sufficient history to make a reliable assessment of longer-term production potential. In connection with that review, the Company reduced its estimates of expected longer-term crop yields and related future cash flows for certain growing projects in Zambia, based on actual yields achieved since inception of the projects and other operational factors. Carrying values of the assets were also reviewed for potential impairment using undiscounted cash flow estimates. Based on its review, the Company determined that those growing project investments were impaired and recorded a charge of $12.3 million in the first quarter to reduce the carrying values of the related long-lived assets to estimated fair value based on the discounted cash flows. Based on the Company’s outlook on its overall tax position, no income tax benefit was recorded on the charge, and therefore, it reduced the Company’s net income by $12.3 million, or $0.47 per share. Also as a result of this review, the Company recorded a valuation allowance in the quarter ended June 30, 2006, for deferred tax assets related to prior year operating losses in Zambia that reduced net income by an additional $4.9 million, or $0.19 per share. Additional discussion of this valuation allowance is provided in Note 6.

Also as a result of its review of African flue-cured growing projects, the Company made the decision during the fourth quarter to discontinue crop production on a large flue-cured growing project in Malawi and pursue the sale of the leasehold interest in the land, as well as the related farm improvements, infrastructure, and equipment, to one or more third-party farmers who would be expected to continue growing tobacco on all or a portion of the land. Based on discussions with interested and qualified buyers, the Company recorded an impairment charge in the fourth quarter to adjust the carrying value of the growing project assets to estimated fair value less cost to sell. Together with some small asset impairments in Zambia related to actions taken to exit flue-cured growing projects there, the charge totaled approximately $12.9 million before tax. After minority interests and income tax effects, the charge totaled approximately $3.3 million, or $0.13 per share.

The impaired assets in Zambia and Malawi are included in segment assets for flue-cured and burley leaf tobacco operations – Other Regions in Note 14. Zambia, Malawi, and other African countries remain important sources of flue-cured tobacco, and Universal expects to continue procuring tobacco grown by farmers in those origins. However, the Company does not expect to continue operating flue-cured growing projects or providing seasonal crop financing to commercial farmers for flue-cured tobacco production there.

Impairment of Equipment and Goodwill

In the third and fourth quarters of fiscal year 2007, the Company recorded charges for the impairment of certain equipment and goodwill. In the third quarter, a charge of $1.8 million was recorded for the impairment of leaf tobacco processing equipment previously used at the Company’s Danville, Virginia processing facility, which was closed in December 2005, as discussed in more detail below. Plans to redeploy that equipment at another Universal processing facility changed, and it will now be sold. Also in the third quarter, in conjunction with redefining its operating segments to reflect the continuing operations in the leaf tobacco business, the Company reallocated its goodwill to revised reporting units based on applicable accounting guidance. Following the reallocation, a $1.7 million charge was recorded to write off goodwill that was impaired. In the fourth quarter, a charge of $2.2 million was recorded for the impairment of an aircraft being marketed for sale. On a combined basis, these charges totaled $5.7 million before tax, $3.7 million after tax, or $0.14 per diluted share.

Restructuring and Impairment Costs Recorded During the Fiscal Year Ended March 31, 2006

During the fiscal year ended March 31, 2006, the Company recorded restructuring and impairment costs totaling approximately $57.5 million before tax, $46.3 million after tax, or $1.80 per share. The restructuring costs ($7.1 million) and a portion of the impairment costs ($21.2 million) were associated with decisions to close a leaf tobacco processing facility and to implement certain other cost reduction initiatives. The remaining impairment costs ($29.2 million) resulted from adjusting the Company’s investment in its operations in Zimbabwe to estimated fair value following deconsolidation of that investment.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the third quarter of fiscal year 2006, the Company decided to close its leaf tobacco processing facility in Danville, Virginia, and consolidate all of its flue-cured and burley tobacco processing in the United States into its Nash County, North Carolina factory. The closure of the Danville facility, which was effective in December 2005, was the result of the significant decline in U.S. tobacco production since 2000. The related restructuring and impairment cots are associated with the Company’s reportable segment for the North America region of its flue-cured and burley leaf tobacco operations; although they are not defined as a component of segment operating income. The Company also undertook various cost reduction initiatives, including voluntary and involuntary staff reductions in the United States and the closure of two administrative offices outside the U.S.

The one-time termination benefits outlined above were paid to 353 employees, including 32 full-time employees and 313 hourly employees whose positions were eliminated upon closure of the Danville facility. The special termination benefits have been or will be paid to 31 employees who accepted voluntary separation offers, the majority of which were made to employees at the Nash County factory to reduce the workforce there following the transfer of certain employees to that facility from the Danville factory. The other restructuring costs represented lease costs on vacated office space and employee relocation costs associated with the above actions.

The impairment costs outlined above represented adjustments to write down the carrying value of the land, building, and equipment at the Danville facility to fair value. The Company offered the land and building for sale and adjusted their carrying value to estimated fair value, based on information provided by outside brokers and on the Company’s recent experience selling other leaf tobacco facilities in the United States. The land and building were sold during fiscal year 2007 at a price approximating their adjusted carrying value. Certain equipment at the Danville facility was and is expected to be redeployed to other locations, although, as discussed above, plans to redeploy a portion of that equipment changed in fiscal year 2007 and an additional impairment charge was recorded as a result of that decision. Based on the Company’s impairment review, the carrying value of the equipment to be redeployed is supported by the estimated future cash flows associated with the use of the equipment at the new locations. The remaining equipment has been and is expected to be used for replacement parts, or sold for alternative use or scrap, and was written down to the related values estimated by two outside sources. Should the Company decide not to redeploy any portion of the remaining designated equipment from the Danville facility to other locations, that equipment would likely be used for replacement parts, or sold for alternative use or scrap, and additional impairment costs could be incurred.

The $28.3 million in pre-tax restructuring and impairment costs associated with the Danville facility closure and the other cost reduction initiatives reduced fiscal year 2006 income from continuing operations and net income by $17.1 million, or $0.66 per diluted share. The impaired assets that had not been sold as March 31, 2007 or 2006 are included in segment assets for flue-cured and burley leaf tobacco operations – North America in Note 14.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the Company’s liability for the above restructuring costs through March 31, 2007:

	One-Time and Special Termination Benefits	Other Costs	Total
Costs and payments during the fiscal year ended March 31, 2006:
Costs charged to expense	$6,355	$696	$7,051
Payments	(1,744)	(261)	(2,005)

Balance at end of year	4,611	435	5,046
Payments during the fiscal year ended March 31, 2007	(3,280)	(245)	(3,525)

Balance at end of year	$1,331	$190	$1,521

The payments for termination benefits were made to 374 employees during the fiscal year ended March 31, 2006, and 36 employees during the fiscal year ended March 31, 2007. Substantially all of the restructuring liability at March 31, 2007, will be paid during the next twelve months.

Investment in Zimbabwe Operations

As discussed in Note 1, the Company deconsolidated its operations in Zimbabwe as of January 1, 2006, under U.S. accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After deconsolidation, the Company recorded a non-cash impairment charge of $29.2 million to adjust the investment in those operations to estimated fair value. No income tax benefit was recognized on the charge. The investment is now accounted for using the cost method and is reported on the balance sheet in investments in unconsolidated affiliates. Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company intends to continue its operations there. The impairment charge associated with the Zimbabwe operations reduced fiscal year 2006 income from continuing operations and net income by $29.2 million, or $1.13 per diluted share. The Company’s investment in the Zimbabwe operations was approximately $5.8 million at March 31, 2007, and $8.7 million at March 31, 2006. This investment is included in segment assets for flue-cured and burley leaf tobacco operations – Other Regions in Note 14. In addition to the investment, the Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss.

NOTE 4. EUROPEAN COMMISSION FINES AND OTHER LEGAL AND TAX MATTERS

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $27 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES, and a fine of €11.88 million on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of approximately $14.9 million in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against the Company’s subsidiaries.

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. The Company has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process. These funds are accounted for as non-current assets.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $41 million) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and facts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process. A cash deposit of €8 million (about $11 million) secures a portion of the bank guarantee and is classified in non-current assets.

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

Employment Litigation Verdict

In September 2006, a California jury decided a case involving an employment matter at one of the Company’s agri-products subsidiaries in favor of the plaintiffs and awarded them compensatory damages of approximately $0.2 million and punitive damages of $25 million. In December 2006, the trial court granted the Company’s motion to substantially reduce the punitive damages to approximately $1.25 million, bringing the total amount of the award to approximately $1.45 million. The Company and the other defendants also filed a notice of appeal, as the Company believed there were errors in the decision of the court despite the significant reduction in punitive damages. On May 16, 2007, the plaintiffs agreed with the Company and the other defendants to a final settlement on all the issues. As part of the settlement, the parties agreed that the terms of the settlement would be confidential.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Legal and Tax Matters

In the fourth quarter of fiscal year 2007, one of the Company’s foreign subsidiaries accrued approximately $2.7 million for taxes, penalties, and interest assessed in connection with an audit of various tax filings for several prior years. This amount was in addition to approximately $1 million previously accrued for actual or expected assessments related to other items within the scope of the same tax audit. The amounts accrued primarily relate to assessments for value-added taxes. Certain other potential claims raised in connection with this tax audit have not yet been fully discussed or resolved with the tax authorities. While the subsidiary has accrued its best estimate of the ultimate liability it expects to incur with respect to the tax audit, additional amounts would be recorded future periods if final settlement on all issues exceeds the amounts already accrued.

In addition to the above-mentioned matters, various subsidiaries of the Company are involved in other litigation and other tax examinations incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the claims and does not currently expect that any of them will have a material adverse effect on the Company’s financial position. However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Fiscal Year Ended March 31,
	2007	2006	2005
(In thousands, except per share data)

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
From continuing operations:
Income (loss) from continuing operations	$80,411	$(2,973)	$68,556
Less: Dividends on convertible perpetual preferred stock	(14,685)	—	—

Earnings (loss) available to common shareholders from continuing operations	65,726	(2,973)	68,556
From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	(36,059)	10,913	27,457

Net income available to common shareholders	$29,667	$7,940	$96,013

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	25,935	25,707	25,553

Basic earnings (loss) per share:
From continuing operations	$2.53	$(0.12)	$2.68
From discontinued operations	(1.39)	0.43	1.08

Net income per share	$1.14	$0.31	$3.76

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
From continuing operations:
Earnings (loss) available to common shareholders from continuing operations	$65,726	$(2,973)	$68,556
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	—	—

Earnings (loss) available to common shareholders from continuing operations for calculation of diluted earnings (loss) per share	65,726	(2,973)	68,556

From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	(36,059)	10,913	27,457

Net income available to common shareholders	$29,667	$7,940	$96,013

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	25,935	25,707	25,553
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	—	—
Employee share-based awards	116	—	164

Denominator for diluted earnings (loss) per share	26,051	25,707	25,717

Diluted earnings (loss) per share:
From continuing operations	$2.52	$(0.12)	$2.66
From discontinued operations	(1.39)	0.43	1.07

Net income per share	$1.13	$0.31	$3.73

For the fiscal years ended March 31, 2007 and 2006, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock (“Preferred Stock”) was not assumed since the effect was antidilutive to earnings per share from continuing operations. The Preferred Stock was not outstanding during the fiscal year ended March 31, 2005.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal year ended March 31, 2007, the effect of employee share-based awards is antidilutive to the per-share effect of the loss from discontinued operations. Under the applicable financial reporting guidelines, this antidilutive effect is shown since these securities are dilutive to earnings per share from continuing operations for that period.

For the fiscal years ended March 31, 2006 and 2005, certain stock options outstanding were not included in the computation of diluted earnings per share since their exercise prices were greater than the average market price of the common shares during each of those years and, accordingly, their effect was antidilutive. These shares totaled 1,698,599 at a weighted-average exercise price of $44.97 for the fiscal year ended March 31, 2006, and 825,000 shares at a weighted-average exercise price of $47.76 for the fiscal year ended March 31, 2005. No stock options or stock appreciation rights were antidilutive at March 31, 2007.

NOTE 6. INCOME TAXES

Income taxes on income from continuing operations consist of the following:

	Fiscal Year Ended March 31,
	2007	2006	2005
Current
United States	$670	$1,231	$5,953
State and local	1,693	2,435	998
Foreign	59,417	46,920	51,957

	$61,780	$50,586	$58,908

Deferred
United States	$(2,453)	$(14,685)	$(7,669)
State and local	1,157	(2,022)	(10)
Foreign	642	(11,946)	2,969

	(654)	(28,653)	(4,710)

Total	$61,126	$21,933	$54,198

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	4.5	0.4
Impact of permanently reinvested earnings	1.3	54.0	4.1
Income taxed at other than the U.S. rate and other items	1.0	(13.6)	(0.2)
Impairment of investment in Zimbabwe operations	—	69.6	—
Tax benefits on losses in Zambia at less than the U.S. rate	6.7	—	—
Non-deductible European Commission fines	—	—	4.2

Effective income tax rate	45.3%	149.5%	43.5%

The U.S. and foreign components of income from continuing operations before income taxes and other items were as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
United States	$(4,235)	$(45,241)	$(17,263)
Foreign	139,112	59,914	141,986

Total	$134,877	$14,673	$124,723

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax liabilities and assets from continuing operations were as follows:

	March 31,
	2007	2006
Liabilities
Foreign withholding taxes	$20,204	$16,806
Tax over book depreciation	1,513	2,742
Goodwill	26,289	23,553
All other	4,170	11,760

Total deferred tax liabilities	$52,176	$54,861

Assets
Employee benefit plans	$45,646	$40,671
Undistributed earnings	5,659	26,560
Foreign currency translation	2,012	6,541
Deferred compensation	1,290	499
Tax credits	39,598	33,849
Restructuring and impairment costs	7,732	10,437
Valuation allowances on Brazilian farmer advances and ICMS tax credits	12,647	8,381
Net operating loss carryforward	6,706	5,806
All other	18,205	17,901

Total deferred tax assets	139,495	150,645
Valuation allowance	(13,621)	(18,784)

Net deferred tax assets	$125,874	$131,861

Tax credits at March 31, 2007, consist of $23.8 million of foreign tax credit carryforwards and $15.8 million of alternative minimum tax credit carryforwards. Foreign tax credit carryforwards in the amounts of $5.6 million, $6.8 million, $8.1 million, and $3.3 million will expire at the end of fiscal years 2014, 2015, 2016, and 2017 respectively. Alternative minimum tax credit carryforwards have an indefinite life.

NOTE 7. CREDIT FACILITIES

Five-Year Revolving Bank Credit Facility

In January 2005, the Company entered into a five-year revolving credit agreement with banks. The agreement provides for a credit facility of $500 million, which matures in January 2010. Borrowings under the credit facility bear interest at variable rates, based on either 1) LIBOR plus a negotiated spread (1.2% at March 31, 2007) or 2) the higher of the federal funds rate plus 0.5% or Prime rate, each plus a negotiated spread (0.2% at March 31, 2007). The Company pays a facility fee. Loans made under the facility may be used to provide general working capital, or for general corporate purposes. At March 31, 2007, there were no borrowings outstanding under the revolving credit agreement. At March 31, 2006, direct borrowings under the agreement totaled $80 million. These borrowings were reported in notes payable and overdrafts in the consolidated balance sheet.

Certain covenants in the revolving credit agreement require the Company to maintain a minimum level of tangible net worth and observe a restriction on debt levels. The Company was in compliance with all debt covenants at March 31, 2007.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Credit Facilities

The Company maintains short-term lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2007, approximately $131 million was outstanding under such uncommitted lines of credit and unused, uncommitted lines of credit were approximately $490 million. The weighted average interest rates on short-term borrowings outstanding as of March 31, 2007 and 2006, were approximately 5.2% and 5.4%, respectively.

NOTE 8. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	March 31,
	2007	2006
Notes:
Medium-term notes due from 2007 to 2013 at various rates	$562,952	$570,602
Private placement notes, due May 2008, at LIBOR + 1.25%, repaid November 2006	—	200,000
Other	—	136

	562,952	770,738
Less current portion	(164,000)	(8,537)

Long-term obligations	$398,952	$762,201

Notes

The Company has $563 million in medium-term notes outstanding. These notes mature at various dates from September 2007 to October 2013 and were all issued with fixed interest rates. At March 31, 2007, interest rates on the notes ranged from 5.00% to 8.50%. In November 2006, the Company repaid $200 million of private placement notes prior to their maturity with a portion of the proceeds from the sale of its non-tobacco operations. In fiscal year 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

Other Information

The fair value of the Company’s long-term obligations, including the current portion, was approximately $550 million at March 31, 2007, and $752 million at March 31, 2006.

From time to time, the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2007, the Company had interest rate swap agreements in place on $50 million of long-term debt. The fair value of those swap agreements was a liability of $0.5 million.

Maturities of long-term debt outstanding at March 31, 2007, by fiscal year, are as follows: 2008—$164.0 million; 2009—none; 2010—$79.5 million; 2011—$15.0 million; 2012—$95.0 million; and 2013 and thereafter—$210.0 million.

NOTE 9. LEASES

The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $12.3 million in fiscal year 2007, $8.9 million in fiscal year 2006, and $5.9 million in fiscal year 2005. Future minimum payments under non-cancelable operating leases total $11.9 million in 2008, $8.3 million in 2009, $7.7 million in 2010, $6.5 million in 2011, $3.3 million in 2012, and $0.6 million after 2012.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plans

Description of Plans

The Company sponsors several defined benefit pension plans covering U.S. salaried employees and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. Plan assets consist primarily of equity investments and fixed income securities.

The Company also sponsors defined benefit plans that provide postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels. The health benefits are funded by the Company as the costs of the benefits are incurred and contain cost-sharing features such as deductibles and coinsurance. The Company funds the life insurance benefits with deposits to a reserve account held by an insurance company. The Company has the right to amend or discontinue these benefits at any time.

Adoption of Recognition and Disclosure Provisions of SFAS 158

As discussed in Note 2, Universal adopted the recognition and disclosure provisions of SFAS 158, effective March 31, 2007. SFAS 158 changed the manner in which the funded status of defined benefit plans was previously reported in the consolidated balance sheet under FASB Statements No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” but it did not change the manner in which the cost of those plans is recognized as expense in the financial statements under that earlier guidance. As a result, actuarial gains and losses and prior service costs continue to be deferred and recognized in expense ratably over appropriate future periods. Upon adopting the recognition provisions of SFAS 158, the Company was required to report the overfunded or underfunded status of its defined benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation, as an asset or liability in its balance sheet at March 31, 2007, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The net adjustment to accumulated other comprehensive loss at adoption of $44.2 million ($28.6 million, net of tax) includes the net unrecognized actuarial loss and unrecognized prior service costs related to the plans. As these amounts are recognized in net periodic benefit cost in future periods, they will be reclassified from accumulated other comprehensive loss. The effects of adopting SFAS 158 on individual lines in the Company’s consolidated balance sheet at March 31, 2007, were as follows:

	Balance Prior to Adopting SFAS 158	Adjustments	Balance After Adopting SFAS 158
Goodwill and other intangibles	$104,954	$(670)	$104,284
Deferred income taxes (asset)	65,401	15,602	81,003
Total assets	2,313,890	14,932	2,328,822
Pensions and other postretirement benefits	56,521	43,483	100,004
Total liabilities	1,248,784	43,483	1,292,267
Accumulated other comprehensive loss	(12,425)	(28,551)	(40,976)
Total shareholders’ equity	1,059,284	(28,551)	1,030,733

In addition to the above changes, as discussed in Note 2, SFAS 158 will also require companies to measure the funded status of their defined benefit plans as of the balance sheet date, beginning in fiscal years ending after December 15, 2008. Universal currently measures the funded status of its plans 90 days prior to the balance sheet date and will be required to change its measurement timing no later than the fiscal year ending March 31, 2009.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial Assumptions

Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations, as well as the components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Assumptions:
Discount rate, end of year	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Rate of compensation increases, end of year	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected long-term return on plan assets, end of year	7.75%	7.75%	7.75%	4.30%	4.30%	4.30%
Rate of increase in per-capita cost of covered health care benefits				9.50%	10.00%	10.50%

As noted above, the Company uses a measurement date of December 31 to determine the funded status of its defined benefit plans. The rate of increase in per-capita cost of covered healthcare benefits is assumed to decrease gradually from 9.5% in 2007 to 6.0% for fiscal year 2014.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status

The following table reflects the changes in benefit obligations and plan assets in 2007 and 2006, and the funded status of the plans and net amounts recognized at March 31, 2007 and 2006:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2007	2006	2007	2006
Actuarial present value of benefit obligation:
Accumulated benefit obligation (1)	$208,056	$208,237	$—	$—
Projected benefit obligation (2)	239,494	241,934	55,203	65,489

Change in projected benefit obligation (2):
Projected benefit obligation, beginning of year	$241,934	$225,091	$65,489	$52,688
Service cost	5,848	5,681	1,068	1,102
Interest cost	12,806	12,186	3,113	3,478
Effect of discount rate change	(6,157)	7,638	(1,205)	1,751
Foreign currency exchange rate changes	1,869	(719)	—	—
Settlement	(5,457)	(5,356)	—	—
Other	1,818	9,587	(8,370)	10,466
Benefit payments	(13,167)	(12,174)	(4,892)	(3,996)

Projected benefit obligation, end of year	$239,494	$241,934	$55,203	$65,489

Change in plan assets:
Plan assets at fair value, beginning of year	$151,862	$146,686	$4,175	$4,302
Actual return on plan assets	19,315	9,743	186	232
Employer contributions	12,256	12,414	4,473	3,637
Settlements	(5,457)	(4,884)	—	—
Foreign currency exchange rate changes	607	77	—	—
Benefit payments	(13,167)	(12,174)	(4,892)	(3,996)

Plan assets at fair value, end of year	$165,416	$151,862	$3,942	$4,175

Funded status:
Funded status of the plans	$(74,078)	$(90,072)	$(51,261)	$(61,314)
Contributions after measurement date	18,474	3,942	709	548
Unrecognized net actuarial loss	N/A	29,683	N/A	13,749
Unrecognized prior service cost	N/A	3,263	N/A	(192)

Net amount recognized	$(55,604)	$(53,184)	$(50,552)	$(47,209)

(1)	“Accumulated benefit obligation” (“ABO”) represents the actuarial present value of estimated future benefit payments earned by participants in the Company’s defined benefit pension plans as of the balance sheet date without regard to the estimated effect of future compensation increases on those benefits. The term does not apply to other postretirement benefits.
(2)	“Projected benefit obligation” refers to the projected benefit obligation (“PBO”) for pension benefits and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefits. These amounts represent the actuarial present value of estimated future benefit payments earned by participants in the benefit plans as of the balance sheet date. For pension benefits, the projected benefit obligation includes the estimated effect of future compensation increases on those benefits.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net amounts recognized for pension and other postretirement benefits in the consolidated balance sheets at March 31, 2007 and 2006, are as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2007	2006	2007	2006
Accrued benefit liability	$(55,604)	$(53,184)	$(50,552)	$(47,209)
Intangible asset	—	2,801	—	N/A
Accumulated other comprehensive loss	41,351	26,509	3,311	N/A

Net amount recognized	$(14,253)	$(23,874)	$(47,241)	$(47,209)

Of the total accrued benefit liability of $106.2 million at March 31, 2007, approximately $100.0 million was reported as a non-current liability and $6.2 million was included in current liabilities based on the guidance in SFAS 158.

Additional information on the funded status of the Company’s pension plans as of the respective measurement dates for the fiscal years ended March 31, 2007 and 2006, is as follows:

	March 31,
	2007	2006
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation	$239,494	$241,934
Aggregate fair value of plan assets	165,416	151,864
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation	197,693	208,237
Aggregate fair value of plan assets	154,894	151,864

The amounts recorded as a component of accumulated other comprehensive loss at March 31, 2007, that have not been recognized as a component of net periodic benefits cost are as follows:

March 31, 2007

Net actuarial loss	$41,044
Prior service cost	3,618
Deferred income taxes	(15,780)

Total included in accumulated other comprehensive loss, net of income taxes	$28,882

The Company expects to recognize approximately $2.9 million of the net actuarial loss and $0.5 million of the prior service cost at March 31, 2007, in net periodic benefits cost during fiscal year 2008.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost (income):
Service cost	$5,848	$5,681	$5,431	$1,068	$1,102	$1,095
Interest cost	12,806	12,186	12,315	3,113	3,478	2,954
Expected return on plan assets	(10,894)	(10,514)	(10,773)	(172)	(177)	(181)
Settlement cost	1,345	1,172	1,536	—	—	—
Net amortization and deferral	3,559	1,309	3,357	58	(48)	(48)

Net periodic benefit cost	$12,664	$9,834	$11,866	$4,067	$4,355	$3,820

A one-percentage-point increase in the assumed health care cost trend would increase the March 31, 2007, accumulated postretirement benefit obligation by approximately $1.9 million, while a one-percentage-point decrease would reduce the accumulated benefit obligation by approximately $1.7 million. The aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2008 would not change by a significant amount as a result of a one-percentage-point increase or decrease in the assumed healthcare cost trend.

Allocation of Pension Plan Assets

The Pension Investment Committee of the Board of Directors (the “Committee”) oversees the investment of funds for the Company’s U.S. defined benefit pension plans. The Committee has established target asset allocations for those investments to reflect a balance of the needs for liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights.

Universal’s weighted–average target pension asset allocation and target ranges at December 31, 2006, and asset allocations at December 31, 2006 and 2005, by asset category were as follows:

Asset Category[1]	Target Allocation	Range	Plan Assets at December 31, 2006	Plan Assets at December 31, 2005
Domestic equity securities	55.0%	49% - 61%	55.4%	54.0%
International equity securities	15.0%	13% - 17%	16.4%	17.6%
Fixed income securities[2]	30.0%	25% - 35%	28.2%	28.4%

Total	100.0%		100.0%	100.0%

[1]	The plan holds no real estate assets.
[2]	Actual amounts include cash balances held for the payment of benefits.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Universal made $15 million in additional contributions to its U.S. pension plans during January 2007 to increase the funded status of those plans in anticipation of new minimum funding requirements introduced by the Pension Protection Act of 2006 that will become effective for plan years beginning after December 31, 2007. The Company expects to make contributions of $6.7 million to its pension plans in fiscal year 2008.

Estimated future benefit payments to be made from the Company’s plans are as follows:

	Pension Benefits	Other Postretirement Benefits
2008	$13,771	$4,279
2009	21,750	4,486
2010	13,633	4,621
2011	12,339	4,665
2012	13,968	4,662
2013-2017	74,818	23,203

Other Benefit Plans

Universal and several U.S. subsidiaries offer an employer-matched defined contribution savings plan. This plan replaced an existing employer-matched stock purchase plan during fiscal year 2007 and provides substantially the same benefits as that plan. Amounts charged to expense for these plans were approximately $1.3 million for each of the fiscal years 2007, 2006, and 2005.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. COMMON AND PREFERRED STOCK

Common Stock

At March 31, 2007, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 26,948,599 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them. If dividends on the Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) are not declared and paid for any dividend period, then dividends on the common stock may not be paid until the dividends on the Preferred Stock have been paid for a period of four consecutive quarters.

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

Convertible Perpetual Preferred Stock

The Company is also authorized to issue up to 5,000,000 shares of preferred stock. In March and April 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) were issued under this authorization. The Preferred Stock has a liquidation preference of $1,000 per share and generated approximately $213 million in net cash proceeds, which were used to reduce short-term debt. Holders of the Preferred Shares are entitled to receive quarterly dividends at the rate of 6.75% per annum on the liquidation preference when, as, and if declared by the Company’s Board of Directors. Dividends are not cumulative in the event the Board does not declare a dividend for one or more quarterly periods. Under the terms of the Preferred Stock offering, the Board is prohibited from declaring regular dividends on the Preferred Shares in any period in which the Company fails to meet specified levels of shareholders’ equity and net income; however, in that situation, the Board may instead declare such dividends payable in shares of the Company’s common stock or from net proceeds of common stock issued during the ninety-day period prior to the dividend declaration. The Preferred Shares have no voting rights, except in the event the Company fails to pay dividends for four consecutive or non-consecutive quarterly dividend periods or fails to pay the redemption price on any date that the Preferred Shares are called for redemption, in which case the holders of Preferred Shares will be entitled to elect two additional directors to the Company’s Board to serve until dividends on the Preferred Stock have been fully paid for four consecutive quarters.

The Preferred Shares are convertible, at the option of the holder, at any time into shares of the Company’s common stock at a conversion rate that is adjusted each time the Company pays a dividend on its common stock that exceeds $0.43 per share. The conversion rate at March 31, 2007 was 21.40442 shares of common stock per preferred share, which represents a conversion price of approximately $46.72 per common share. Upon conversion, the Company may, at its option, satisfy all or part of the conversion value in cash.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. EXECUTIVE STOCK PLANS AND STOCK-BASED COMPENSATION

Executive Stock Plans

The Company’s shareholders have approved Executive Stock Plans under which officers, directors, and employees of the Company and its subsidiaries may receive grants and awards of common stock, restricted stock, restricted stock units, (“RSUs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. Currently, grants are outstanding under the 1997 Executive Stock Plan and the 2002 Executive Stock Plan (together, the “Plans”). Up to 2 million shares of the Company’s common stock may be issued under each of the Plans; however, awards of restricted stock under the 2002 Executive Stock Plan are limited to 500,000 shares.

Through the fiscal year ended March 31, 2005, non-qualified stock options were the primary form of stock-based compensation awarded. Beginning in the fiscal year ended March 31, 2006, the compensation program was revised to provide grants of restricted stock, RSUs, and stock-settled SARs instead of stock options. These changes represent refinements in program design only, and the Company is still authorized to award stock options and other forms of share-based compensation under the Plans.

Non-qualified stock options and SARs granted under the Plans have an exercise price equal to the market price of a share of common stock on the date of grant. All stock options currently outstanding under the Plans are fully vested and exercisable, and they expire ten years after the grant date. SARs granted under the Plans vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date. RSUs awarded under the Plans vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The Company’s outside directors automatically receive shares of restricted stock following each annual meeting of shareholders. These shares vest upon the individual’s retirement from service as a director.

The following table summarizes the Company’s stock option and SAR activity and related information for the fiscal years ended March 31, 2007, 2006, and 2005:

	Fiscal Year Ended March 31,
	2007		2006		2005
	Stock Option and SAR Shares	Weighted- Average Exercise Price	Stock Option Shares	Weighted- Average Exercise Price	Stock Option Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,011,782	$43.34	1,827,191	$42.64	2,089,311	$39.17
Granted	265,500	36.03	263,500	46.34	838,898	47.75
Exercised	(1,232,967)	43.81	(72,000)	36.57	(1,101,018)	39.95
Cancelled/expired	(17,000)	38.94	(6,909)	44.20	—	—
Forfeited	(69,500)	38.21	—		—	—

Outstanding at end of year	957,815	41.16	2,011,782	43.34	1,827,191	42.64

Exercisable	708,315	42.96	2,011,782	43.34	1,208,790	41.66

Available for grant	515,576		738,058		1,051,265

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning currently outstanding and exercisable stock options and SARs as of March 31, 2007:

	March 31, 2007
	Range of Exercise Prices, Per Share
	$20-$30	$30-$40	$40-$50	Total
For stock options and SAR’s outstanding:
Number outstanding	26,217	465,470	466,128	957,815
Weighted average remaining contractual life	2.81	6.83	6.82	6.72
Weighted average exercise price, per share	$25.09	$36.49	$46.72	$41.16
Aggregate intrinsic value (in thousands of dollars)	$951	$11,573	$6,818	$19,342
For stock options and SAR’s exercisable:
Number exercisable	26,217	215,970	466,128	708,315
Weighted average exercise price, per share	$25.09	$37.02	$46.72	$42.96

The following table summarizes the Company’s RSU activity for the fiscal years ended March 31, 2007 and 2006. No RSUs were granted prior to fiscal year 2006.

	Fiscal Year Ended March 31,
	2007		2006
	RSUs	Weighted- Average Grant Date Fair Value	RSUs	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	67,915	$46.21	—	$—
Granted	71,909	36.57	67,915	46.21
Vested	(7,503)	46.00	—	—
Forfeited	(8,530)	41.20	—	—

Unvested at end of year	123,791	40.96	67,915	46.21

The following table summarizes the Company’s restricted stock activity for the fiscal years ended March 31, 2007 and 2006.

	Fiscal Year Ended March 31,
	2007		2006		2005
	Restricted Shares	Weighted- Average Grant Date Fair Value	Restricted Shares	Weighted- Average Grant Date Fair Value	Restricted Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	28,900	$38.16	18,900	$33.99	17,500	$32.97
Granted	10,000	35.26	10,000	46.05	1,400	46.70
Vested	—	—	—	—	—	—

Unvested at end of year	38,900	37.42	28,900	38.16	18,900	33.99

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

Adoption of FASB Statement No. 123R

As discussed in Note 1, Universal adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), effective April 1, 2006. SFAS 123R provided new rules for accounting for stock-based compensation. Previously, the Company accounted for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS 123, “Accounting for Stock-Based Compensation,” and made required disclosures of the pro forma effect of fair value recognition for those awards. Under SFAS 123R, the Company is required to recognize the cost of services received from employees and outside directors in exchange for stock-based compensation based on the fair value of the awards. The Company adopted SFAS 123R using the modified prospective transition method. Under this method, the Company began recognizing fair value compensation expense on April 1, 2006, but did not restate prior periods. The amount of compensation expense was based on the guidance in SFAS 123R for SARs, RSUs, and restricted stock granted after the April 1, 2006, adoption date, and on the guidance in SFAS 123 for all unvested RSUs granted before that date.

The effect of adopting SFAS 123R on the consolidated statement of income for the fiscal year ended March 31, 2007, was as follows:

Fiscal Year Ended March 31, 2007
Income from continuing operations before income taxes and other items	$(3,244)
Income from continuing operations	(2,096)
Net income	(2,096)
Basic earnings per share	(0.08)
Diluted earnings per share	(0.08)

Determination of the Fair Value of Stock-Based Compensation

As noted above, the Company granted SARs, RSUs, and restricted stock during the fiscal year ended March 31, 2007, following the adoption of SFAS 123R, and stock options, RSUs and restricted stock in prior years. The grant date fair value of the SARs awarded in fiscal year 2007 and stock options awarded in fiscal years 2006 and 2005 was estimated using the Black-Scholes pricing model and the following assumptions:

	Fiscal Year Ended March 31,
	2007	2006	2005
Assumptions:
Expected term	6.0 years	9.0 years	4.1 years
Expected volatility	31.6%	28.5%	29.3%
Expected dividend yield	4.77%	3.63%	3.48%
Risk-free interest rate	4.67%	4.06%	3.60%
Resulting fair value of SARs and stock options granted	$8.11	$11.28	$9.60

The expected term was based on the company’s historical stock option exercise data for instruments with comparable features and economic characteristics. The expected volatility was estimated based on historical volatility of the Company’s common stock using weekly closing prices. The expected dividend yield was based on the annualized quarterly dividend rate and the market price of the common stock at grant date. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the grant date for securities with a remaining term equal to the expected term of the SARs or stock options.

The fair value of the RSUs and restricted stock was based on the market price of the common stock on the grant date.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recognition and Pro Forma Disclosure of Compensation Expense

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

For the fiscal year ended March 31, 2007, the Company recorded total stock-based compensation expense of $4.2 million and recognized a related income tax benefit of $1.5 million. Prior to the adoption of SFAS 123R, the Company recorded stock-based compensation expense of $0.7 million on RSUs for the fiscal year ended March 31, 2006, under the intrinsic value method of APB 25 and recognized a related income tax benefit of $0.3 million. No stock-based compensation expense was recorded during the fiscal year ended March 31, 2005.

Had the Company adopted the fair value-based recognition provisions of SFAS 123 for periods prior to the adoption of SFAS 123R, the pro forma effect on income from continuing operations and earnings per share for the fiscal years ended March 31, 2006 and 2005 would have been as follows:

	Fiscal Year Ended March 31,
	2006	2005
Income (loss) from continuing operations	$(2,973)	$68,556
Stock-based compensation cost under fair value accounting	3,661	5,545

Pro forma income (loss) from continuing operations under fair value method	$(6,634)	$63,011

Basic earnings (loss) per share from continuing operations	$(0.12)	$2.68
Per share stock-based compensation cost under fair value accounting	0.14	0.22

Pro forma basic earnings (loss) per share from continuing operations	$(0.26)	$2.46

Diluted earnings (loss) per share from continuing operations	$(0.12)	$2.66
Per share stock-based compensation cost under fair value accounting	0.15	0.21

Pro forma diluted earnings (loss) per share from continuing operations	$(0.27)	$2.45

At March 31, 2007, the Company had $3.2 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.5 years. During the fiscal years ended March 31, 2007, 2006, and 2005, the Company received $51.0 million, $3.1 million, and $4.9 million, respectively, from the exercise of stock options, and realized income tax benefits totaling $3.6 million, $0.1 million, and $3.1 million, respectively, from those transactions. The total intrinsic value of stock options exercised was approximately $10.7 million, $0.6 million, and $8.7 million for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. Under SFAS 123R, excess tax benefits realized from the exercise or payout of stock-based awards are reported in cash flows from financing activities in the consolidated statement of cash flows. The Company did not derive any excess tax benefits related to stock-based awards during the fiscal year ended March 31, 2007.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. COMMITMENTS AND OTHER MATTERS

Commitments

The Company enters into contracts to purchase tobacco from farmers in a number of the countries in which it operates. The majority of these contracts are with farmers in Brazil and several African countries. Most contracts cover one annual growing season, but some contracts with commercial farmers in Africa cover multiple years. Primarily with the farmer contracts in Brazil, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2007, the Company had contracts to purchase approximately $565 million of tobacco, $460 million of which represented volumes to be delivered during the coming fiscal year. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered. Tobacco purchase obligations have been partially funded by advances to farmers, which totaled approximately $113 million at March 31, 2007. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the seasonal or long-term financing it provided to, or guaranteed for, the farmers. Arrangements to guarantee bank loans to farmers exist primarily in Brazil and are discussed in more detail below. In addition to its contractual obligations to purchase tobacco, the Company has commitments related to approved capital expenditures and various other requirements that approximated $31 million at March 31, 2007.

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At March 31, 2007, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $203 million. About 60% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to third-party banks could result in a liability for the subsidiary under the related guarantee; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $203 million, and any unpaid accrued interest. The accrual recorded for the value of the guarantees was approximately $10 million and $8 million at March 31, 2007 and 2006, respectively. In addition to these guarantees, the Company has contingent liabilities related to European Commission fines in Italy and other legal matters, as discussed in Note 4.

Major Customers

A material part of the Company’s business is dependent upon a few customers. For the fiscal years ended March 31, 2007, 2006 and 2005, revenue from subsidiaries and affiliates of Altria Group, Inc. was approximately $673 million, $625 million, and $510 million, respectively. For the same periods, Japan Tobacco, Inc. accounted for revenue of approximately $370 million, $280 million, and $310 million, respectively. The loss of, or substantial reduction in business from, either of these customers would have a material adverse effect on the Company.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and such amounts have not been material. The allowance for doubtful accounts was approximately $5.1 million and $4.7 million at March 31, 2007 and 2006, respectively. The allowance was increased for provisions for estimated uncollectible accounts of $1.1 million in fiscal year 2007, $0.3 million in fiscal year 2006, and $0.1 million in fiscal year 2005. Amounts charged off to the allowance totaled approximately $1.0 million in fiscal year 2007, $0.4 million in fiscal year 2006, and $2.9 million in fiscal year 2005. At March 31, 2007 and 2006, accounts receivable by reportable operating segment were as follows:

	March 31,
	2007	2006
Flue-cured and burley leaf tobacco operations:
North America	$24,804	$13,582
Other Regions	203,198	172,644

Subtotal	228,002	186,226
Other Tobacco Operations	33,104	26,412

Consolidated accounts receivable	$261,106	$212,638

ICMS Tax Credits in Brazil

The Company’s operating subsidiary in Brazil pays significant amounts of ICMS (“Imposto Sobre Circulacao de Mercadorias e Servicos”) tax. ICMS is a value-added tax on the transfer of goods and services between states in Brazil and is paid when tobacco purchased from farmers outside the state of Rio Grande do Sul is brought into that state for processing. Payment of the ICMS tax generates tax credits that may be used to offset ICMS tax obligations generated on domestic sales of processed tobacco and agricultural materials, or they may be sold or transferred to third parties. Since domestic sales compose only about one-fifth of total sales, the subsidiary has historically generated excess ICMS tax credits that are offered and sold to other companies, generally at a discount, upon approval from state tax authorities. During fiscal year 2005, changes in the ICMS tax regulations were implemented to limit the ability of companies to use purchased ICMS tax credits and to impose new restrictions, including consent from local governmental authorities, on the sale or transfer of those credits to third parties. As a result of these changes, management determined that it was unlikely to realize, through use, sale, or transfer, a substantial amount of the unused ICMS tax credits. The Brazilian operating subsidiary has recorded a valuation allowance on its ICMS tax credits based upon management’s assumptions about the future realization of these credits. At March 31, 2007, the subsidiary held total ICMS tax credits of approximately $46 million, and the related valuation allowance was approximately $13 million. At March 31, 2006, ICMS tax credits totaled approximately $50 million, and the related valuation allowance was approximately $14 million. The allowance on ICMS tax credits may be adjusted in future periods based on market conditions and the subsidiary’s ability to use the excess tax credits or sell or transfer them to third parties.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in Socotab L.L.C.

Universal has a 49% ownership interest in Socotab L.L.C., a leading processor and leaf merchant of oriental tobaccos with operations located principally in Europe. Summarized financial information for Socotab L.L.C. for its fiscal years ended March 31, 2007, 2006, and 2005, is as follows:

	Fiscal Years Ended March 31,
	2007	2006	2005
Income Statement Information:
Sales	$307,390	$325,621	$339,525
Gross profit	77,234	75,659	75,164
Net income	27,039	21,957	28,121

	March 31,
	2007	2006
Balance Sheet Information:
Current assets	$227,187	$172,893
Property, plant and equipment and other assets	69,396	67,196
Current liabilities	146,363	102,785
Long-term obligations and other liabilities	8,432	21,851
Minority interests	458	797

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. OPERATING SEGMENTS

Prior to the fiscal year ended March 31, 2007, Universal evaluated and reported performance for the following three operating segments, which were based on product categories: tobacco, lumber and building products, and agri-products. Following the sale of the lumber and building products segment and a portion of the agri-products in September 2006, and the approval of a plan to sell the remaining agri-products businesses in December 2006, the Company redefined its operating segments to reflect its continuing worldwide leaf tobacco operations. These operations involve selecting, buying, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes and/or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. A substantial portion of the Company’s revenues are derived from sales to a limited number of large, multinational cigarette manufacturers.

The principal approach used by management to evaluate the performance of the Company’s tobacco business is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Oriental tobacco operations consist principally of a 49% interest in an affiliate, and the performance of those operations is evaluated based on the Company’s equity in the pretax earnings of that affiliate. Under this structure, the Company has the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Special Services, and Oriental. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results.

The five regional operating segments serving the Company’s cigarette manufacturer customer base share similar characteristics in the nature of their products and services, production processes, class of customer, product distribution methods, and regulatory environment. Based on the applicable accounting guidance, four of the regions – South America, Africa, Europe, and Asia – are aggregated into a single reporting segment because they also have similar economic characteristics. North America is reported as an individual operating segment because its economic characteristics are dissimilar to the other regions, as its operations do not require significant working capital investments for crop financing and inventory, and toll processing is an important source of its operating income. The Dark Air-Cured, Special Services and Oriental segments, which have dissimilar characteristics in some of the categories mentioned above, are reported as “other tobacco operations” because each is below the measurement threshold for separate reporting.

Universal incurs overhead expenses related to senior management, finance, legal, and other functions that are centralized at its corporate headquarters, as well as functions performed at several sales and administrative offices around the world. These overhead expenses are allocated to the various operating segments, generally on the basis of tobacco volumes processed and/or sold. Management believes this method of allocation is representative of the value of the related services provided to the operating segments. The Company evaluates the performance of its segments based on operating income after allocated overhead expenses (excluding significant non-recurring charges or credits), plus equity in the pretax earnings of unconsolidated affiliates.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of or for the fiscal years ended March 31, 2007, 2006, and 2005, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2007	2006	2005	2007	2006	2005
Flue-cured and burley leaf tobacco operations:
North America	$348,926	$257,306	$298,990	$40,276	$25,075	$6,665
Other Regions (1)	1,373,562	1,256,872	1,136,895	131,841	74,121	135,564

Subtotal	1,722,488	1,514,178	1,435,885	172,117	99,196	142,229
Other Tobacco Operations (2)	284,784	267,134	231,308	36,599	31,671	37,878

Segment total	2,007,272	1,781,312	1,667,193	208,716	130,867	180,107

Less:
Equity in pretax earnings of unconsolidated affiliates (3)				14,235	14,140	14,967
Restructuring and impairment costs (4)				30,890	57,463	—
European Commission fines (4)				—	—	14,908

Consolidated total	$2,007,272	$1,781,312	$1,667,193	$163,591	$59,264	$150,232

	Segment Assets			Goodwill
	March 31,			March 31,
	2007	2006	2005	2007	2006	2005
Flue-cured and burley leaf tobacco operations:
North America	$315,852	$307,013	$309,523	$—	$—	$—
Other Regions (1)	1,675,725	1,459,033	1,436,237	101,163	100,603	100,559

Subtotal	1,991,577	1,766,046	1,745,760	101,163	100,603	100,559
Other Tobacco Operations (2)	294,808	300,570	294,874	3,014	2,219	2,204

Segment total	2,286,385	2,066,616	2,040,634	104,177	102,822	102,763
Assets of discontinued operations	42,437	826,048	844,690	—	—	—

Consolidated total	$2,328,822	$2,892,664	$2,885,324	$104,177	$102,822	$102,763

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2007	2006	2005	2007	2006	2005
Flue-cured and burley leaf tobacco operations:
North America	$12,842	$15,076	$18,330	$3,043	$3,877	$3,320
Other Regions (1)	28,901	32,592	35,665	17,780	42,850	73,594

Subtotal	41,743	47,668	53,995	20,823	46,727	76,914
Other Tobacco Operations (2)	6,562	2,643	2,215	4,355	9,016	1,984

Segment and consolidated total	$48,305	$50,311	$56,210	$25,178	$55,743	$78,898

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)	Includes Dark Air-Cured, Special Services and Oriental, as well as inter-company eliminations. Oriental does not contribute significantly to the reported amounts for sales and other operating revenues, goodwill, depreciation and amortization, or capital expenditures because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $93.5 million, $80.4 million, and $84.8 million at March 31, 2007, 2006, and 2005, respectively.
(3)	Item is included in segment operating income, but is not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 3, in conjunction with redefining its operating segments to reflect the continuing operations in the leaf tobacco business, the Company reallocated its goodwill to revised reporting units based on applicable accounting guidance and wrote off $1.7 million of goodwill that was impaired.

Geographic data as of or for the fiscal years ended March 31, 2007, 2006, and 2005, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets consist of net property, plant, and equipment, goodwill, other intangibles, and certain other non-current assets.

Geographic Data

	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2007	2006	2005
United States	$364,217	$365,514	$274,272
Belgium	347,576	280,767	249,519
Germany	219,250	171,859	169,962
All other countries	1,076,229	963,172	973,440

Consolidated total	$2,007,272	$1,781,312	$1,667,193

	Long-Lived Assets
	March 31,
	2007	2006	2005
United States	$113,427	$131,995	$162,373
Brazil	170,388	179,416	180,491
Malawi	41,748	66,827	59,054
Mozambique	51,233	50,432	38,569
All other countries	103,060	116,283	141,294

Consolidated total	$479,856	$544,953	$581,781

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. UNAUDITED QUARTERLY FINANCIAL DATA

Due to the seasonal nature of our business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2007
Sales and other operating revenues	$446,917	$544,164	$511,706	$504,485
Gross profit	84,275	145,761	133,358	80,356
Income (loss) from:
Continuing operations	(13,727)	37,238	35,799	21,121
Discontinued operations	11,379	(34,159)	(11,674)	(1,605)
Net income (loss)	(2,348)	3,079	24,105	19,516
Earnings (loss) available to common shareholders after dividends on convertible perpetual preferred stock	(5,895)	(634)	20,392	15,804
Net income (loss) per common share:
Basic:
Continuing operations	(0.67)	1.29	1.24	0.66
Discontinued operations	0.44	(1.32)	0.45	(0.06)
Net income (loss)	(0.23)	(0.03)	0.79	0.60
Diluted:
Continuing operations	(0.67)	1.21	1.17	0.65
Discontinued operations	0.44	(1.12)	(0.38)	(0.06)
Net income (loss)	(0.23)	0.09	0.79	0.59
Cash dividends declared per common share	0.43	0.43	0.44	0.44
Market price range of common stock:
High	38.41	38.63	50.05	61.35
Low	36.02	35.02	36.14	46.70

Fiscal Year Ended March 31, 2006
Sales and other operating revenues	$394,514	$503,811	$475,359	$407,628
Gross profit	75,735	114,412	98,546	80,410
Income (loss) from:
Continuing operations	898	21,737	(349)	(25,259)
Discontinued operations	10,921	4,777	(5,320)	535
Net income (loss)	11,819	26,514	(5,669)	(24,724)
Net income (loss) per common share:
Basic:
Continuing operations	0.03	0.85	(0.01)	(0.98)
Discontinued operations	0.43	0.18	(0.21)	0.02
Net income (loss)	0.46	1.03	(0.22)	(0.96)
Diluted:
Continuing operations	0.03	0.85	(0.01)	(0.98)
Discontinued operations	0.43	0.18	(0.21)	0.02
Net income (loss)	0.46	1.03	(0.22)	(0.96)
Cash dividends declared per common share	0.42	0.42	0.43	0.43
Market price range of common stock:
High	48.03	47.70	43.99	48.21
Low	43.08	38.83	36.31	36.17

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results are as follows:

•

First Quarter 2007 – a $12.3 million impairment charge to reduce the carrying value of certain flue-cured tobacco growing projects in Zambia to estimated fair value. The charge did not provide an income tax benefit and thus reduced income from continuing operations and net income by $12.3 million, or $0.48 per diluted share. In addition, the Company provided a valuation allowance of $4.9 million for deferred tax assets in Zambia that it no longer expected to realize, which reduced income from continuing operations and net income by $4.9 million, or $0.19 per diluted share.

•

Second Quarter 2007 – provisions for uncollectible farmer advances in Brazil and in several African countries totaling $25.2 million. About half of those provisions related to African leaf growing projects that the Company is exiting. The Company also recorded $12.8 million in lower-of-cost-or-market inventory charges also related to those projects. After minority interests and income tax effects, these provisions reduced income from continuing operations and net income by $24.9 million, or $0.81 per diluted share. In addition, the Company recorded a loss of $32.8 million before income taxes, plus related income tax expense of $0.5 million, on the sale of a significant portion of its non-tobacco operations. That loss increased the loss from discontinued operations and reduced net income by $33.3 million, or $1.09 per diluted share.

•

Third Quarter 2007 – a charge of $3.5 million for the impairment of certain equipment and goodwill that reduced income from continuing operations and net income by $2.3 million, or $0.08 per share. In addition, an impairment charge of $11.1 million, with no income tax benefit, was recorded to reflect the estimated fair value, net of selling expenses, of the Company’s remaining agri-products businesses, which were classified as “held for sale” during the quarter. That charge increased the loss from discontinued operations and reduced net income by $11.1 million, or $0.36 per share.

•

Fourth Quarter 2007 – a $12.9 million charge to reflect the impairment of certain flue-cured tobacco growing project assets in Malawi and Zambia, based on the Company’s decision to exit those projects and sell or transfer their operations to third parties. The Company also recorded additional provisions for losses on farmer advances in several African countries totaling $5.8 million, as well as a $2.2 million impairment charge on an aircraft being marketed for sale. Including income tax effects, the combined effect of the aforementioned items reduced income from continuing operations by $6.7 million, or $0.24 per diluted share. The Company also recorded an additional net loss on the sale of non-tobacco operations of $0.6 million, with no tax benefit. That loss increased the loss from discontinued operations and reduced net income by $0.6 million, or $0.02 per diluted share.

•

Third Quarter 2006 – a $23.9 million restructuring and impairment charge associated with the closure of the Company’s tobacco processing facility in Danville, Virginia, and other cost reduction initiatives. The charge reduced income from continuing operations and net income by $15.5 million, or $0.60 per diluted share. In addition, the Company recorded lower-of-cost-or-market inventory charges of $10.2 million related to African leaf growing projects that it decided to exit in fiscal year 2007. After minority interests and income taxes, these changes reduced income from continuing operations and net income by $6.9 million, or $0.27 per diluted share. In addition, significant market price declines in two products handled by the Company’s agri-products segment (almonds and sunflower seeds) resulted in $11.8 million in inventory valuation and purchase commitment losses that reduced income from discontinued operations and net income by $7.4 million, or $0.29 per diluted share.

•

Fourth Quarter 2006 – a $4.4 million restructuring charge, primarily to recognize additional voluntary and involuntary employee separation costs related to the closure of the Danville, Virginia, tobacco processing facility. The charge reduced income from continuing operations and net income by $1.6 million, or $0.06 per diluted share. In addition, a $29.2 million impairment charge was recorded to reduce the Company’s investment in its operating subsidiaries in Zimbabwe to estimated fair value. That charge provided no tax benefit, and therefore reduced income from continuing operations and net income by $29.2 million, or $1.13 per diluted share. Incremental provisions for losses on uncollectible farmer advances in several African countries, Brazil, and the Philippines reduced pre-tax income by $19.5 million, and income from continuing operations and net income by $9.1 million, or $0.35 per diluted share. Further market price declines in commodities handled by the agri-products segment (principally almonds) resulted in additional inventory valuation and purchase commitment losses of $5.4 million that reduced income from discontinued operations and net income by $3.5 million, or $0.14 per diluted share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation as of March 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for employee stock compensation plans and defined pension and other postretirement plans in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

May 25, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Universal Corporation

We have audited management’s assessment, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, that Universal Corporation maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Universal Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007, of Universal Corporation and our report dated May 25, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

May 25, 2007

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

For the three years ended March 31, 2007, there were no changes in or disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.

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

As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based on its assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2007.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2007, has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 77 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers, and Corporate Governance

Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2007 Proxy Statement.

The following are executive officers of the Company as of May 25, 2007.

Name	Position	Age
A. B. King	Chairman and Chief Executive Officer	60
G. C. Freeman, III	President	43
H. H. Roper	Vice President and Chief Financial Officer	58
D. C. Moore	Vice President and Chief Administrative Officer	51
K. M. L. Whelan	Vice President and Treasurer	60
P. D. Wigner	General Counsel and Secretary	38
R. M. Peebles	Controller	49
W. K. Brewer	Executive Vice President, Universal Leaf	48

There are no family relationships between any of the above officers.

H.H. Roper and K.M.L. Whelan have been employed by the Company in their listed capacities during the last five years. A. B. King served as President and Chief Operating Officer from December 1992 until December 2002 and was elected President and Chief Executive Officer effective January 1, 2003. G.C. Freeman, III served as General Counsel and Secretary from February 1, 2001, until November 2005, and was elected Vice President in November 2005 and President in December 2006. D. C. Moore was elected Vice President and Chief Administrative Officer effective April 1, 2006, and served as Senior Vice President of Universal Leaf Tobacco Company, Incorporated (“Universal Leaf”) from September 2005 until April 2006, Managing Director of Universal Leaf International SA from April 2002 until September 2005, and Senior Vice President of Universal Leaf Services International Ltd. from September 1999 until April 2002. P. D. Wigner was elected General Counsel and Secretary on November 2, 2005, served as Senior Counsel of Universal Leaf from November 2004 until November 2005, Counsel of Universal Leaf from March 2003 until September 2004, and was an associate with Williams Mullen, P.C. from November 2000 until March 2003. R. M. Peebles was elected Controller in September 2003. Prior to that time, Mr. Peebles served as a consultant with The Gabriel Group, Inc. from June 2001 to August 2003, was the Assistant Controller with the Pittston Company from November 2000 to March 2001, and was Assistant Controller of CSX Corporation from June 1997 to October 2000. W.K. Brewer served as Vice President, International Processing Director of Universal Leaf from 1993 to 2002, President of Universal Leaf North America U.S., Inc. from January 1, 2002 until March 2006 and was elected Executive Vice President of Universal Leaf on March 24, 2006.

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

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Governance of the Company—Director Nomination Process”, “Board and Committee Membership—Audit Committee” of the Company’s 2007 Corporation Proxy Statement and such information is incorporated by reference herein.

Item 11.	Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2007 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Shares of the Company’s common stock are authorized for issuance with respect to the Company’s compensation plans. The following table sets forth information as of March 31, 2007, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity compensation plans approved by shareholders:
1989 Executive Stock Plan	17,153	$38.20
1997 Executive Stock Plan	113,534	36.02
1994 Amended and Restated Stock Option Plan for Non-Employee Directors	31,000	35.57
2002 Executive Stock Plan	796,128	42.17	515,576	[2]
Equity compensation plans not approved by shareholders[3]	—	—

Total	957,815	$41.16	515,576

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants, and rights.
[2]

The 2002 Executive Stock Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units. Of the 515,576 shares of common stock remaining available for future issuance under that plan, 464,400 shares are available for awards of common stock or restricted stock.

[3]	All of the Company’s equity compensation plans have been approved by shareholders.

Refer also to the caption “Stock Ownership” in the Company’s 2007 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Refer to the caption “Certain Transactions” in the Company’s 2007 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Governance of the Company—Director Independence” of the Company’s 2007 Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

Refer to the caption “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2007 Proxy Statement, which information is incorporated herein by reference.

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

UNIVERSAL CORPORATION
May 30, 2007
	By:	/s/ ALLEN B. KING
Allen B. King
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN B. KING	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2007
Allen B. King

/s/ HARTWELL H. ROPER	Vice President and Chief Financial Officer (Principal Financial Officer)	May 30, 2007
Hartwell H. Roper

/s/ ROBERT M. PEEBLES	Controller (Principal Accounting Officer)	May 30, 2007
Robert M. Peebles

/s/ JOHN B. ADAMS, JR.	Director	May 30, 2007
John B. Adams, Jr.

/s/ CHESTER A. CROCKER	Director	May 30, 2007
Chester A. Crocker

/s/ JOSEPH C. FARRELL	Director	May 30, 2007
Joseph C. Farrell

/s/ CHARLES H. FOSTER, JR.	Director	May 30, 2007
Charles H. Foster, Jr.

/s/ THOMAS H. JOHNSON	Director	May 30, 2007
Thomas H. Johnson

/s/ EDDIE N. MOORE, JR.	Director	May 30, 2007
Eddie N. Moore, Jr.

/s/ JEREMIAH J. SHEEHAN	Director	May 30, 2007
Jeremiah J. Sheehan

/s/ HUBERT R. STALLARD	Director	May 30, 2007
Hubert R. Stallard

/s/ WALTER A. STOSCH	Director	May 30, 2007
Walter A. Stosch

/s/ DR. EUGENE P. TRANI	Director	May 30, 2007
Dr. Eugene P. Trani

EXHIBIT INDEX

Exhibit Number	Document
2.1	Purchase and Sale Agreement, dated July 6, 2006, by and between the Registrant, Deli Universal, Inc., NVDU Acquisition B.V. and N.V. Deli Universal (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 11, 2006, File No. 1-652).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registrant’s Form 8-A Registration Statement, dated December 22, 1998, File No. 1-652).

3.2	Amendment to the Articles of Incorporation in the form of a Certificate of Designation with respect to Series B 6.75% Convertible Perpetual Preferred Stock of the Registrant (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-652).

3.3	Amended and Restated Bylaws (as of March 10, 2006) (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-652).

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.2	Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 3, 1998, File No. 1-652).

4.3	First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 7, 1999, File No. 1-652).

4.4	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

4.5	Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

4.6	Form of Fixed Rate Note due November 21, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 21, 2000, File No. 1-652).

4.7	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 1-652).

4.8	Form of Fixed Rate Note due February 15, 2008 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 12, 2001, File No. 1-652).

4.9	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 3, 2002, File No. 1-652).

4.10	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2002, File No. 1-652).

4.11	Form of Fixed Rate Note due September 20, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2002, File No. 1-652).

4.12	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 24, 2002, File No. 1-652).

4.13	Form of Fixed Rate Note due September 26, 2012 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2002, File No. 1-652).

4.14	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2002, File No. 1-652).

4.15	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2002, File No. 1-652).

1

Exhibit Number	Document
4.16	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2002, File No. 1-652).

4.17	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2002, File No. 1-652).

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

10.1	Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.2	Universal Leaf Tobacco Company, Incorporated Supplemental Stock Purchase Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.3	Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.4	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.5	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.6	Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.7	Universal Corporation 1989 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.8	Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

10.9	Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

10.10	Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.11	Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.12	Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.13	Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

10.14	Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors dated October 27, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-652).

2

Exhibit Number	Document
10.15	Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.16	Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

10.17	First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.18	Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.19	Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.20	Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.21	Form of Employment Agreement dated November 17, 2006, between Universal Corporation and named executive officers (Allen B. King, Harwell H. Roper, and George C. Freeman, III) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 24, 2006, File No. 1-652).

10.22	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.23	Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-652).

10.24	Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.25	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.26	Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.27	Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.28	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

3

Exhibit Number	Document
10.29	Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.30	Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.31	Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.32	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-652).

10.33	Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual report on Form 10-K for the fiscal year ended June 30, 2003, file no. 1-652).

10.34	Form of 2002 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.35	Form of 2002 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.36	Credit Agreement dated as of January 7, 2005, among the Registrant and the Registrant’s subsidiaries identified therein as a “Guarantor” and such other entities as may from time to time become a party thereto, the lenders named therein and such other lenders as may become a party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 13, 2005, File No. 1-652).

10.37	Form of 2005 Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 9, 2005, File No. 1-652).

10.38	First Amendment to Credit Agreement, dated as of March 27, 2006, among the Registrant, as Borrower, and the banks named therein as Lenders (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 31, 2006, File No. 1-652).

10.39	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 1-652).

10.40	Form of Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 1-652).

10.41	Form of Stock Appreciation Rights Agreement.*

10.42	Form of Amended Employee Grantor Trust Enrollment Agreement dated December 29, 2006, between Universal Leaf Tobacco Company, Incorporated and named executive officers (Allen B. King, George C. Freeman, III, and Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 5, 2007, File No. 1-652).

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

4

Exhibit Number	Document
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

5