Form 10-Q
period 2007-06-30
UNIVERSAL CORP /VA/
filed 2007-08-08
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 1, 2007, the total number of shares of common stock outstanding was 27,363,456.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended June 30,
	2007	2006
	(Unaudited)
Sales and other operating revenues	$450,217	$446,917
Costs and expenses
Cost of goods sold	366,049	362,642
Selling, general and administrative expenses	51,107	65,300
Restructuring and impairment costs	3,304	12,289

Operating income	29,757	6,686
Equity in pretax earnings (loss) of unconsolidated affiliates	1,143	(3,540)
Interest income	4,288	667
Interest expense	11,391	13,172

Income (loss) before income taxes and other items	23,797	(9,359)
Income taxes	9,156	5,616
Minority interests, net of income taxes	(3,537)	(1,248)

Income (loss) from continuing operations	18,178	(13,727)
Income from discontinued operations, net of income taxes	530	11,379

Net income (loss)	18,708	(2,348)
Dividends on convertible perpetual preferred stock	(3,713)	(3,547)

Earnings (loss) available to common shareholders	$14,995	$(5,895)

Basic earnings (loss) per common share:
From continuing operations	$0.53	$(0.67)
From discontinued operations	0.02	0.44

Net income (loss)	$0.55	$(0.23)

Diluted earnings (loss) per common share:
From continuing operations	$0.52	$(0.67)
From discontinued operations	0.02	0.44

Net income (loss)	$0.54	$(0.23)

Retained earnings - beginning of year	$682,232	$697,987
Net income (loss)	18,708	(2,348)
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock	(3,713)	(3,547)
Common stock (2007 - $0.44 per share; 2006 - $0.43 per share)	(12,054)	(11,072)
Adoption of Financial Accounting Standards Board Interpretation 48 (FIN 48) as of April 1, 2007	(10,870)	—

Retained earnings - end of period	$674,303	$681,020

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2007	June 30, 2006	March 31, 2007
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$320,764	$85,495	$358,236
Accounts receivable, net	213,100	189,148	261,106
Advances to suppliers, net	66,717	141,325	113,396
Accounts receivable - unconsolidated affiliates	47,343	25,051	37,290
Inventories - at lower of cost or market:
Tobacco	814,564	812,489	595,901
Other	45,713	55,801	40,577
Prepaid income taxes	9,036	4,190	8,760
Deferred income taxes	22,824	22,264	25,182
Other current assets	54,099	67,857	62,480
Current assets of discontinued operations	8,295	638,243	42,437

Total current assets	1,602,455	2,041,863	1,545,365

Property, plant and equipment
Land	16,795	17,404	16,640
Buildings	242,966	256,138	241,410
Machinery and equipment	519,097	525,104	512,586

	778,858	798,646	770,636
Less accumulated depreciation	(422,401)	(401,324)	(410,478)

	356,457	397,322	360,158

Other assets
Goodwill and other intangibles	104,371	105,797	104,284
Investments in unconsolidated affiliates	105,931	94,766	104,316
Deferred income taxes	78,285	92,457	81,003
Other noncurrent assets	130,343	142,125	133,696
Noncurrent assets of discontinued operations	—	231,628	—

	418,930	666,773	423,299

Total assets	$2,377,842	$3,105,958	$2,328,822

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2007	June 30, 2006	March 31, 2007
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$124,221	$351,574	$131,159
Accounts payable	259,117	226,742	220,181
Accounts payable - unconsolidated affiliates	27	2,640	644
Customer advances and deposits	132,434	187,064	133,608
Accrued compensation	15,874	16,981	18,519
Income taxes payable	12,863	11,646	11,549
Current portion of long-term obligations	164,000	8,534	164,000
Current liabilities of discontinued operations	2,757	308,723	13,314

Total current liabilities	711,293	1,113,904	692,974
Long-term obligations	398,122	761,520	398,952
Pensions and other postretirement benefits	103,218	94,375	100,004
Other long-term liabilities	86,728	78,229	70,528
Deferred income taxes	30,663	29,364	29,809
Noncurrent liabilities of discontinued operations	—	31,231	—

Total liabilities	1,330,024	2,108,623	1,292,267
Minority interests	2,286	17,374	5,822

Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (220,000 at June 30, 2006, and March 31, 2007)	213,023	213,024	213,024
Common stock, no par value, 100,000,000 shares authorized, 27,356,307 shares issued and outstanding (25,748,306 at June 30, 2006, and 26,948,599 at March 31, 2007)	196,809	124,032	176,453
Retained earnings	674,303	681,020	682,232
Accumulated other comprehensive loss	(38,603)	(38,115)	(40,976)

Total shareholders’ equity	1,045,532	979,961	1,030,733

Total liabilities and shareholders’ equity	$2,377,842	$3,105,958	$2,328,822

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss)	$18,708	$(2,348)
Adjustments to reconcile net income (loss) to net cash used by operating activities of continuing operations:
Net income from discontinued operations	(530)	(11,379)
Depreciation	10,813	12,797
Amortization	393	698
Provisions for losses on advances and guaranteed loans to suppliers	780	2,650
Restructuring and impairment costs	3,304	12,289
Other, net	(2,469)	5,620
Changes in operating assets and liabilities, net	(73,597)	(31,805)

Net cash used by operating activities of continuing operations	(42,598)	(11,478)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of property, plant and equipment	(6,851)	(7,140)
Proceeds from sale of business, less cash of business sold	25,156	—
Proceeds from sale of property, plant and equipment, and other	110	294

Net cash provided (used) by investing activities of continuing operations	18,415	(6,846)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Issuance (repayment) of short-term debt, net	(13,761)	36,383
Issuance of convertible perpetual preferred stock, net of issuance costs	—	19,478
Issuance of common stock	15,773	—
Dividends paid on convertible perpetual preferred stock	(3,713)	(3,547)
Dividends paid on common stock	(12,054)	(11,072)
Other	(1)	—

Net cash provided (used) by financing activities of continuing operations	(13,756)	41,242

Net cash provided (used) by continuing operations	(37,939)	22,918

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	3,149	21,359
Net cash used by investing activities of discontinued operations	(5)	(6,001)
Net cash used by financing activities of discontinued operations	(2,443)	(11,482)

Net cash provided by discontinued operations	701	3,876

Effect of exchange rate changes on cash	65	92

Net increase (decrease) in cash and cash equivalents	(37,173)	26,886
Cash and cash equivalents of continuing operations at beginning of year	358,236	62,486
Cash and cash equivalents of discontinued operations at beginning of year	239	4,146
Less: Cash and cash equivalents of discontinued operations at end of period	538	8,023

Cash and cash equivalents at end of period	$320,764	$85,495

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is one of the world’s leading leaf tobacco merchants and processors. The Company previously had operations in lumber and building products and in agri-products. The lumber and building products businesses, along with a portion of the agri-products operations, were sold on September 1, 2006. In December 2006, the Company adopted a plan to sell the remaining agri-products operations. One of those agri-products businesses was sold in January 2007, another was sold in May 2007, and an agreement has been entered into to sell the assets of the remaining business with completion of the sale expected during fiscal year 2008. The lumber and building products operations and the agri-products operations are reported as discontinued operations for all periods in the accompanying financial statements.

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Universal adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. As a result of adopting FIN 48, the Company recognized a net increase of approximately $10.9 million in its liability related to uncertain tax positions, which was accounted for as a decrease in the April 1, 2007 balance of retained earnings. Additional disclosures related to the adoption of FIN 48 are included in Note 11.

In September 2006, the FASB issued Statement of Financial Accounting Standards No, 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is applicable for fiscal years beginning after November 15, 2007. The Company does not expect that SFAS 157 will have a material effect on its financial statements.

NOTE 3. GUARANTEES AND OTHER CONTINGENT LIABILITIES

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At June 30, 2007, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $170 million. About 56% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to third-party banks could result in a liability for the subsidiary under the related guarantee; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $170 million, and any unpaid accrued interest. The accrual recorded for the value of the guarantees was approximately $9 million and $8 million at June 30, 2007 and 2006, respectively, and approximately $10 million at March 31, 2007. In addition to these guarantees, the Company has contingent liabilities related to the unsecured portion of a bank guarantee for European Commission fines in Italy and to other legal matters, as discussed below.

European Commission Fines and Other Legal Matters

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $27 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES’), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES and €11.88 million (approximately $14.8 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of approximately $14.9 million in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against the Company’s subsidiaries.

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. The Company has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process. This deposit is accounted for as a non-current asset.

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

The Company does not believe that the decision can be reconciled with facts and the Commission’s Statement of Objections. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process. A cash deposit of €8 million (about $11 million) secures a portion of the bank guarantee and is classified as a non-current asset.

U.S. Foreign Corrupt Practices Act

As a result of a posting to the Company’s Ethics Complaint hotline alleging improper activities that involved or related to certain of the Company’s tobacco subsidiaries, the Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. Those payments approximated $1 million over a five-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but the Company believes those activities did not violate U.S. antitrust laws. The Company voluntarily reported these activities to the appropriate U.S. authorities. On June 6, 2006, the Securities and Exchange Commission notified the Company that a formal order of investigation has been issued.

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

•

On December 12, 2006, a plan to sell the remaining businesses in the agri-products segment was approved. These businesses were classified as “held for sale” as of that date. The sale of one of the agri-products businesses was completed in January 2007, and the sale of another was completed in May 2007. The Company entered into an agreement in July 2007 to sell the assets of the remaining business, and that transaction is expected to close before the end of the current fiscal year.

As a result of these actions, the Company’s worldwide leaf tobacco business now represents its continuing operations. The operating results and the assets and liabilities of the non-tobacco businesses are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Sale of Deli Operations

On September 1, 2006, Universal completed the sale of the non-tobacco businesses managed by its wholly-owned subsidiary, Deli Universal, Inc. (“Deli”) to NVDU Acquisition, B.V., a newly-formed entity owned by affiliates of a Netherlands-based merchant bank, a Netherlands-based private company, and managers of the businesses that were sold. As discussed above, these businesses composed the Company’s entire lumber and building products segment and a portion of its agri-products segment. The total value of the transaction was approximately $565 million. After selling and other expenses, Universal realized a net value of $551 million, consisting of net cash proceeds of $397 million and the buyer’s assumption of $154 million of debt with the acquired businesses. The Company recorded a net loss on the sale of $35.0 million, consisting of a pretax loss of $34.1 million and income tax expense of $0.9 million primarily related to net deferred tax assets that were not realized as a result of the sale.

Plan to Sell Remaining Agri-Products Operations

In December 2006, Universal approved a plan to sell the remaining non-tobacco agri-products businesses that were not part of the sale of the Deli Operations. As discussed above, the Company expects final completion of the sale of these businesses before the end of the current fiscal year. A pretax impairment charge of $11.1 million was recorded in the quarter ended December 31, 2006, to reduce the Company’s aggregate net investment in two of these businesses to estimated fair value less costs to sell. Based on its consolidated income tax position, the Company does not expect to realize a tax benefit on the loss on the sale of these businesses and did not record an income tax benefit on the impairment charge. As noted above, the sale of one of the agri-products businesses was completed in January 2007 at a small gain that was not material to the results of operations or financial condition of the Company. In May 2007, the sale of another agri-products business was completed at a price approximating the net book value after impairment recorded in the prior fiscal year.

Amounts Reported as Discontinued Operations in the Accompanying Financial Statements

The consolidated statements of income and retained earnings reflect the following income from discontinued operations, net of income taxes, for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
(in thousands of dollars)	2007	2006
Operating results of discontinued operations, net of income taxes	$484	$11,379
Gain on sale of business, net of income taxes (a)	46	—

Income from discontinued operations, net of income taxes	$530	$11,379

(a)	The sale of an agri-products business was completed in May 2007 at a small gain based on adjusted book value after an impairment charge recorded in the prior fiscal year.

The operating results for the Company’s discontinued non-tobacco operations for the three months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2007 (b)	2006
Sales and other operating revenues	$31,581	$495,625
Costs and expenses	31,027	475,999

Income before income taxes and other items	554	19,626
Income taxes	—	7,575
Minority interests, net of income taxes	70	672

Operating results of discontinued operations, net of income taxes	$484	$11,379

(b)	Deli Operations were sold in September 2006, and businesses composing a portion of the remaining agri-products operations were sold in January 2007 and May 2007. Results for the three months ended June 30, 2007 reflect only the agri-products business sold in May 2007 (two-month results) and the agri-products business currently held for sale (three-month results).

As permitted under the accounting standards, the Company has allocated interest expense to the discontinued operations for all periods based on the ratio of the net assets of those operations to consolidated net assets. Total interest allocated in addition to direct third-party interest incurred was $0.2 million for the three months ended June 30, 2007, and $3.5 million for the three months ended June 30, 2006.

The assets and liabilities of the discontinued non-tobacco operations reflected in the accompanying consolidated balance sheets were composed of the following:

(in thousands of dollars)	June 30, 2007 (c)	June 30, 2006	March 31, 2007 (c)
Assets
Cash and cash equivalents	$538	$8,023	$240
Accounts receivable, net	4,414	284,098	16,656
Inventories:
Lumber and building products	—	178,622	—
Agri-products	3,343	148,347	22,499
Other current assets	—	19,153	621

Total current assets	8,295	638,243	40,016

Property, plant and equipment, net	—	180,033	1,850
Goodwill and other intangibles	—	36,953	—
Other noncurrent assets	—	14,642	571

Total noncurrent assets	—	231,628	2,421

Total assets	$8,295	$869,871	$42,437

Liabilities
Notes payable and overdrafts	$—	$136,276	$492
Accounts payable	2,539	154,637	11,712
Other current liabilities	103	17,810	843

Total current liabilities	2,642	308,723	13,047

Other long-term liabilities	115	19,208	267
Deferred income taxes	—	12,023	—

Total noncurrent liabilities	115	31,231	267

Total liabilities	$2,757	$339,954	$13,314

(c)	Agri-products businesses were classified as "held for sale" at March 31, 2007, and June 30, 2007. Accordingly, balances were classified as current assets or current liabilities in the consolidated balance sheets for those dates.

NOTE 5. RESTRUCTURING AND IMPAIRMENT COSTS

Restructuring Costs and Restructuring Liability

During the quarter ended June 30, 2007, the Company recorded restructuring costs totaling $3.3 million, representing one-time and special termination benefits associated with actions taken in certain areas of its worldwide operations. Approximately $1.1 million of the costs related to a restructuring and downsizing of the Company’s operations in Canada in response to declining tobacco production in that country. Last year’s decision to exit certain flue-cured growing projects in Africa accounted for approximately $1.7 million of costs, as actions to release farm managers and workers were implemented during the quarter. The remaining $0.5 million of the charge related to reorganizations in several smaller locations. The restructuring costs reflect termination benefits paid, or to be paid, to 40 management and administrative employees, plus small remuneration payments to approximately 10,500 seasonal workers released from the growing projects in Africa.

Previously, during the second half of the fiscal year ended March 31, 2006, the Company recorded restructuring and impairment costs associated with decisions to close a leaf tobacco processing facility in Danville, Virginia, and to reduce costs through voluntary and involuntary staff reductions in the United States and the closure of two administrative offices overseas. The restructuring costs totaled approximately $7.1 million and consisted of approximately $6.4 million in one-time and special termination benefits and approximately $700 thousand in lease costs on vacated office space and employee relocation costs. The termination benefits related to 353 employees whose positions were involuntarily eliminated and 31 employees who accepted voluntary separation offers. Some of the restructuring costs were paid in fiscal year 2006, and additional payments were made in fiscal years 2007 and 2008.

The activity in the Company’s liability for restructuring costs for fiscal year 2007 and the first quarter of fiscal year 2008 was as follows:

(in thousands of dollars)	One-Time and Special Termination Benefits	Other Costs	Total
Balance at March 31, 2006	$4,611	$435	$5,046
Payments during fiscal year 2007:
Quarter ended June 30, 2006	(1,769)	(61)	(1,830)
Quarter ended September 30, 2006	(657)	(61)	(718)
Quarter ended December 31, 2006	(333)	(62)	(395)
Quarter ended March 31, 2007	(521)	(61)	(582)

Balance at March 31, 2007	1,331	190	1,521
Costs and payments during fiscal year 2008:
Costs charged to expense during quarter ended June 30, 2007	3,304	—	3,304
Payments during quarter ended June 30, 2007	(786)	(52)	(838)

Balance at June 30, 2007	$3,849	$138	$3,987

The termination benefits to employees affected by the restructuring activities in the quarter ended June 30, 2007, were paid during the quarter or are expected to be paid by September 30, 2007. The termination benefits to employees affected by the restructuring initiatives in fiscal year 2006 were largely paid in either fiscal year 2006 or 2007; however, a small number of employees who accepted voluntary separation offers are continuing to receive payments. During the quarter ended June 30, 2007, those payments were made to 21 employees. Substantially, all of the restructuring liability remaining at June 30, 2007 will be paid by March 31, 2008.

Impairment Charge on Flue-Cured Tobacco Growing Projects in Zambia

Beginning in fiscal year 2002, Universal made investments in various tobacco growing projects in several African countries. Some of the projects involved the establishment and operational start-up of medium- or large-scale farms. The primary objective of the projects was to replace a portion of the volumes lost in recent years from the significant decline in production of flue-cured tobacco in Zimbabwe and thus continue to meet customer demand for African-origin flue-cured tobacco. During the quarter ended June 30, 2006, the Company began to assess certain of the growing projects to determine whether they could be expected to consistently meet planned production levels and financial targets. In connection with this review, the Company reduced its estimates of expected longer-term crop yields and related future cash flows for certain growing projects in Zambia. Carrying values of the related long-lived assets were also reviewed for potential impairment, resulting in a $12.3 million charge during the quarter to reduce the carrying values to estimated fair value. Based on the Company’s outlook on its overall tax position, no income tax benefit was recorded on the charge, and therefore, it reduced income from continuing operations and net income by $12.3 million, or $0.48 per share. Also as a result of this review, the Company recorded a valuation allowance in the quarter ended June 30, 2006, for deferred income tax assets related to prior year operating losses in Zambia that reduced income from continuing operations and net income by an additional $4.9 million, or $0.19 per share.

During the fourth quarter of fiscal year 2007, based on further evaluation of the flue-cured growing projects in Africa, the Company made the decision to end its direct involvement in those projects at the completion of the 2006-2007 crop cycle and pursue the sale of the projects to third-party farmers who would be expected to continue growing tobacco on all or a portion of the land. As a result of this decision, the Company recorded additional impairment charges to further adjust the carrying values of growing project assets in Zambia and Malawi to estimated fair value. These impairment charges are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. No material impairment charges were recorded during the quarter ended June 30, 2007. Zambia, Malawi, and other African countries remain important sources of flue-cured tobacco, and Universal expects to continue procuring tobacco grown by farmers in those origins.

NOTE 6. STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors in the fiscal year. Awards of restricted stock, RSUs, SARs, and non-qualified stock options are currently outstanding under the Plans. The non-qualified stock options and SARs have an exercise price equal to the market price of a share of common stock on the grant date. All stock options currently outstanding are fully vested and exercisable, and they expire ten years after the grant date. The SARs are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The Company’s outside directors automatically receive shares of restricted stock following each annual meeting of shareholders. These shares vest upon the individual’s retirement from service as a director.

During the quarters ended June 30, 2007 and 2006, Universal issued the following stock-based awards, representing the regular annual grants to officers of the Company:

	Three Months Ended June 30,
	2007	2006
SARs:
Number granted	272,800	265,500
Exercise price	$62.66	$36.03
Grant date fair value	$14.64	$8.11

RSUs:
Number granted	68,200	66,400
Grant date fair value	$62.66	$36.03

The grant date fair value of the SARs was estimated using the Black-Scholes pricing model and the following assumptions:

	2007	2006
Expected term	5.0 years	6.0 years
Expected volatility	26.1%	31.6%
Expected dividend yield	2.81%	4.77%
Risk-free interest rate	5.00%	4.67%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. As a result, Universal incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. Expense is also increasing from year to year at the present time due to the inclusion of multiple years’ awards to employees who are not yet retirement eligible. For the three months ended June 30, 2007 and 2006, the Company recorded total stock-based compensation expense of approximately $4.6 million and $2.7 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3 million during the remaining nine months of fiscal year 2008.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended June 30,
(in thousands of dollars - all amounts net of income taxes)	2007	2006
From continuing operations:
Income (loss) from continuing operations	$18,178	$(13,727)
Foreign currency translation adjustment	2,034	2,600
Foreign currency hedge adjustment	339	193

Comprehensive income (loss) from continuing operations	20,551	(10,934)

From discontinued operations:
Income from discontinued operations	530	11,379
Foreign currency translation adjustment	—	6,471
Foreign currency hedge adjustment	—	(99)

Comprehensive income from discontinued operations	530	17,751

Total comprehensive income	$21,081	$6,817

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,
(in thousands, except per share data)	2007	2006
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
From continuing operations:
Income (loss) from continuing operations	$18,178	$(13,727)
Less: Dividends on convertible perpetual preferred stock	(3,713)	(3,547)

Earnings (loss) available to common shareholders from continuing operations	14,465	(17,274)

From discontinued operations:
Earnings available to common shareholders from discontinued operations	530	11,379

Net income (loss) available to common shareholders	$14,995	$(5,895)

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	27,126	25,748

Basic earnings (loss) per share:
From continuing operations	$0.53	$(0.67)
From discontinued operations	0.02	0.44

Net income (loss) per share	$0.55	$(0.23)

Diluted Earnings (Loss) Per Share

Numerator for diluted earnings (loss) per share
From continuing operations:
Earnings (loss) available to common shareholders from continuing operations	$14,465	$(17,274)
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	—

Earnings (loss) available to common shareholders from continuing operations for calculation of diluted earnings (loss) per share	14,465	(17,274)

From discontinued operations:
Earnings available to common shareholders from discontinued operations	530	11,379

Net income (loss) available to common shareholders	$14,995	$(5,895)

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	27,126	25,748
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	—
Employee share-based awards	433	—

Denominator for diluted earnings (loss) per share	27,559	25,748

Diluted earnings (loss) per share:
From continuing operations	$0.52	$(0.67)
From discontinued operations	0.02	0.44

Net income (loss) per share	$0.54	$(0.23)

For the three months ended June 30, 2007 and 2006, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effect was antidilutive to earnings per share from continuing operations.

NOTE 9. OPERATING SEGMENTS

The principal approach used by management to evaluate the Company’s performance is by geographic region, although some components of the business are evaluated on the basis of their worldwide operations. The Company evaluates the performance of its segments based on operating income after allocated overhead expenses (excluding significant non-recurring charges or credits), plus equity in pretax earnings of unconsolidated affiliates.

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2007	2006
SALES AND OTHER OPERATING REVENUES

Flue-cured and burley leaf tobacco operations:
North America	$34,764	$81,365
Other regions (1)	340,410	309,943

Subtotal	375,174	391,308
Other tobacco operations (2)	75,043	55,609

Consolidated sales and other operating revenues	$450,217	$446,917

OPERATING INCOME (LOSS)

Flue-cured and burley leaf tobacco operations:
North America	$(5,185)	$241
Other regions (1)	32,258	13,169

Subtotal	27,073	13,410
Other tobacco operations (2)	7,131	2,025

Segment operating income	34,204	15,435

Less:
Equity in pretax earnings (loss) of unconsolidated affiliates (3)	1,143	(3,540)
Restructuring and impairment costs (4)	3,304	12,289

Consolidated operating income	$29,757	$6,686

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)	Includes Dark Air-Cured, Special Services and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.
(3)	Item is included in segment operating income, but not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has several defined benefit pension plans covering U.S. salaried employees and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company also provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels.

The components of the Company’s net periodic benefit cost for its continuing operations were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2007	2006	2007	2006
Service cost	$1,428	$1,523	$271	$306
Interest cost	3,239	3,155	808	867
Expected return on plan assets	(3,044)	(2,693)	(41)	(43)
Settlement cost	—	980	—	—
Net amortization and deferral	811	1,053	(12)	168

Net periodic benefit cost	$2,434	$4,018	$1,026	$1,298

During the three months ended June 30, 2007, the Company made contributions of $1.2 million to its pension plans. Additional contributions of approximately $8 million are expected during the remaining nine months of the fiscal year.

NOTE 11. INCOME TAXES

The Company’s consolidated effective income tax rate on pretax earnings from continuing operations for the quarter ended June 30, 2007, was approximately 38.5%. The rate was higher than the 35% U.S. federal statutory rate primarily due to excess foreign taxes recorded in countries where the tax rates exceed the U.S. rate, as well as state taxes on income earned in the U.S.

For the quarter ended June 30, 2006, the effective income tax rate was approximately 160%. While the Company reported a pretax loss from continuing operations for that period, it recognized income tax expense, primarily due to changes in its tax position in Zambia. As a result of those changes, no income tax benefit was recorded on the $12.3 million impairment charge on flue-cured tobacco growing projects in that country and a valuation allowance of $4.9 million was provided on deferred tax assets related to prior year operating losses there. Without these items, which affected income tax expense by a combined $9.2 million, the Company would have reported an income tax benefit of $3.6 million, or approximately 38% of the pretax loss from continuing operations.

Universal adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective April 1, 2007, and recorded a cumulative effect adjustment of $10.9 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the balance of retained earnings. At April 1, 2007, the Company had $14.3 million of unrecognized tax benefits, of which $7.4 million would have an effect on the effective tax rate if recognized. The balance of unrecognized tax benefits includes $0.7 million related to tax positions for which it is reasonably possible that the total amounts could change significantly during fiscal year 2008. This amount reflects a possible decrease in unrecognized tax benefits that could result from the completion and resolution of tax audits and expiration of open tax years in various tax jurisdictions.

The Company recognizes accrued interest related to unrecognized tax benefits as interest expense, and it recognizes penalties as a component of income tax expense. At April 1, 2007, $2.4 million was accrued for the potential payment of interest, and $3.7 million was accrued for the potential payment of penalties. If all or part of the amount accrued for potential payment of penalties is not ultimately incurred, the reversal would have an effect on the effective tax rate. There were no significant changes to unrecognized tax benefits or related accrued interest and penalties during the quarter ended June 30, 2007.

Universal and its subsidiaries file a U.S. federal income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of April 1, 2007, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2004. Open tax years in state and foreign jurisdictions generally range from three to six years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: anticipated levels of demand for and supply of its products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; changes in exchange rates; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Liquidity and Capital Resources

Overview

The first fiscal quarter is generally a period of significant working capital investment in both Brazil and Africa as crops come to market. In fiscal year 2008, we funded those requirements using cash on hand and operating cash flows. Additional funding sources during the quarter were $25 million in proceeds from the sale of a small agri-products business and $16 million from the issuance of common stock on the exercise of options.

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

Operations

We used $42.6 million to fund our operating activities during the quarter. Tobacco inventory increased by about $218 million since March 31, 2007, reflecting our normal seasonal pattern. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. During the quarter, accounts receivable fell by about $47 million as customer payments were received against year end balances. In the same period, advances to suppliers were reduced by $47 million, as crops were delivered in payment of the balances primarily in Africa and Asia. Accounts receivable from unconsolidated affiliates increased by $10 million as we continued to fund purchasing and processing in Zimbabwe, where our operations have been deconsolidated.

We generally do not purchase material quantities of tobacco on a speculative basis. At June 30, 2007, our uncommitted inventories were $99 million, or about 12% of total tobacco inventory, compared to $120 million, or about 20% of our March 31, 2007, inventory, and $168 million, or about 21% of our June 30, 2006, inventory. The effect of decreased volumes of uncommitted inventories was partially offset by the effect of the weak U.S. dollar on the cost of the inventory.

Tobacco inventory as of June 30, 2007, was nearly level with that of June 30, 2006, as those balances reflect the same seasonal investment period. Advances to suppliers were reduced by $75 million during the twelve months that ended on June 30, 2007, primarily because of provisions recorded against farmer advances during the period and changes in the source of financing for Brazilian farmers since last year.

Investment

During the quarter ended June 30, 2007, we invested about $7 million in our fixed assets, which was $4 million less than our depreciation expense of $11 million. Our intent is to limit maintenance capital spending to a level below depreciation expense in order to maintain strong cash flow. In the first quarter last year, capital spending was $7 million.

The balance of property, plant and equipment decreased by about $41 million relative to June 30, 2006, because depreciation has exceeded capital spending and because of last year’s impairment charges of $16.9 million related to our growing operations in Zambia and Malawi.

Financing

Total debt and customer advances decreased by about $9 million to $819 million during the quarter ended June 30, 2007, despite seasonal working capital requirements, as we used cash on hand, the proceeds from the sale of a small agri-products business, and cash received from the exercise of stock options to fund our operating needs. Total debt and customer advances as a percentage of capitalization (including total debt, customer advances, minority interests, and shareholders’ equity) was approximately 43.6% at June 30, 2007, down from approximately 44.4% at March 31, 2007, and 56.8% last year. Net of cash and cash equivalents, total debt and customer deposits has increased by about $28.5 million since March 31, 2007, and decreased by about $725 million since June 30, 2006, as we used part of the proceeds from the sale of our non-tobacco businesses to retire debt and held the remainder as cash pending its use to fund operations and retire maturing debt.

As of June 30, 2007, we were in compliance with the covenants of our debt agreements. We had $500 million available under a committed revolving credit facility that expires on January 10, 2010, and $321 million in cash. Our short-term debt and current maturities of long-term debt totaled $288 million. In addition, we had about $500 million in unused, uncommitted credit lines. Thus, we believe that our liquidity and capital resources at June 30, 2007, remained adequate to support our foreseeable operating needs.

Results of Operations

Income from continuing operations for the first quarter of fiscal year 2008, which ended on June 30, 2007, was $18.2 million, or $0.52 per diluted share. That performance represented a significant improvement over last year’s results, which reflected a loss of $13.7 million, or $0.67 per diluted share, from continuing operations. First quarter earnings in fiscal year 2008 included about $3.3 million in restructuring costs ($0.08 per diluted share) related to the cost of reducing staff in our Canadian operations and in our flue-cured growing projects in Africa. Last year’s first quarter included impairment charges of $12.3 million ($0.48 per diluted share) on long-lived assets used in tobacco growing projects in Zambia. Last year, we also determined that we were not likely to realize tax benefits associated with prior year losses in Zambia, and accordingly, recorded a $4.9 million valuation allowance on deferred tax assets. The total effect of these issues related to Zambia was a reduction of net income of $17.2 million, or $0.67 per diluted share in fiscal year 2007. The significant year-to-year improvement in first quarter results was due to the net change in restructuring and impairment charges, timing differences related to both currency effects and shipments, operational improvements, net interest expense savings, and a lower effective income tax rate. These gains were offset in part by lower carryover sales and the absence of last year’s one-time burley sales by the North America segment, as well as additional provisions related to flue-cured growing projects in Africa. Revenues for the quarter were about $450 million, which represented a slight increase over last year. Net income for the quarter, including results from discontinued operations, was $18.7 million, or $0.54 per diluted share, compared to a loss of $2.3 million, or $0.23 per diluted share last year.

The North America segment of the flue-cured and burley operations reported a $5.2 million loss for the quarter, which is a seasonally low operating period. As expected, the results were lower than last year primarily because of several one-time sales in the first quarter last year, as well as lower carry-over sales this year and lower sales of Canadian tobacco because of the significant reduction of the Canadian crop. Those factors also caused revenues for this segment to fall by more than half to $34.8 million from $81.4 million last year.

The Other Regions segment of the flue-cured and burley operations earned $32.3 million, more than double the results of the same quarter in fiscal year 2007. The operations generally experienced higher unit costs due to smaller crop sizes and the weakness of the U.S. dollar. In South America, results benefited from lower provisions against farmer receivables and currency remeasurement gains on receivables for both farmer funding and local value-added tax. Margins there declined primarily due to product mix during the quarter, but we were able to offset the some of the effect of the weakness of the U.S. dollar through forward currency exchange contracts related to certain customer sales contracts. The forward contracts were not accounted for as hedges, and mark-to-market gains were included in income as they occurred. In Africa, results improved primarily due to higher volumes of old crop tobacco shipped. Those improvements were partially offset by additional write-offs of approximately $5 million related to flue-cured growing projects there. Results of European operations improved on higher volumes in several areas, primarily due to changes in shipment timing. Despite currency remeasurement gains this year, results for Asia declined due to delays in customer shipments until later in fiscal year 2008. Revenues for the Other Regions segment increased by about 10% to $340 million due to higher volumes in South America and Europe and higher prices in South America, mostly due to the weak U.S. dollar.

Our Other Tobacco Operations segment also saw significant improvement this quarter, reporting segment operating earnings of $7.1 million compared to $2.0 million last year. Results for dark air-cured operations declined primarily due to timing differences as last year’s results for that group included benefits from carryover sales and some shipments in the current year have been delayed. In addition, the effects of last year’s flooding in the Philippines were reflected in current year sales, but were offset in part by exchange gains there. Earnings of the oriental business benefited from shipment timing, remeasurement gains on farmer advances, and a one-time gain on the sale of investment securities.

Selling, general and administrative expenses, which are included in segment operating results, fell by $14.2 million. In fiscal year 2008, these expenses were net of $4.8 million in currency remeasurement benefits from several origins as well as transaction gains of approximately $7.5 million, which included approximately $6 million from forward currency exchange contracts related to customer sales contracts, mentioned above. Last year, currency exchange items totaled a loss of $1.7 million. In addition, provisions against farmer advances are recorded under this caption, and those provisions were about $2 million lower than last year.

We recorded higher interest income and lower interest expense as a result of funds provided by tobacco operations, the sale of our non-tobacco businesses, and stock option exercises, all since June 30, 2006. Net interest savings were $5.4 million, before taxes. The effective income tax rate, at 38.5%, is higher than the U.S. federal statutory income tax rate primarily because of excess foreign taxes recorded in countries where the tax rates exceed U.S. rates. In addition, the restructuring charges provided tax benefits at a rate that was below the statutory rate, which increased the effective tax rate for the quarter. For the full fiscal year, the rate is expected to be 37.5%. The effective tax rate last year was 160%. We did not record any tax benefit on our $12.3 million asset impairment charge in last year’s quarter since we believed that we would be unable to utilize the net operating loss carryforward generated by the charge. The $4.9 million valuation allowance on deferred tax assets associated with Zambia also increased last year’s effective tax rate.

We are continuing to work on our operations amid new challenges. This year we are facing very tight supply of burley tobacco, which has been exacerbated by short crops in Africa, as well as the challenge of controlling costs in the face of the weakening U.S. dollar. Our improvements in the first quarter reflect our efforts to address those issues. As we said in June, we have reduced our Brazilian flue-cured production and the quality of the crop is better, but the smaller burley crops in Africa along with higher costs in most of the major producing areas of the world are presenting challenges. The U.S. dollar continues to be weak against many currencies and, although we work with our customers to mitigate the effect of that where we can, it remains a source of higher costs in many areas. We recognized benefits this quarter of forward currency exchange contracts that we entered in coordination with certain customer sales contracts. Upon later sale of the tobacco, the higher cost caused by the weak U.S. dollar will be apparent. African operations are experiencing margin difficulties on current crop production as unit costs have risen primarily due to smaller crops coupled with much higher prices to farmers, especially in Malawi and Mozambique. Most of this tobacco will be shipped later in the year. In addition, as we noted last year, our North American operations benefited from the higher sales volume associated with the sale of old-crop burley tobacco, and those volumes will not recur this year. Tobacco production in Canada has fallen severely over the last few years and is forecast to decline by about one third for fiscal year 2008. We recognized restructuring costs related to that operation and our flue-cured growing operations in Africa this quarter. However, impairment and restructuring costs in fiscal year 2008 should be significantly below the levels that we have seen over the last two years. We believe that we have been taking the necessary actions to improve our performance for the long term.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of June 30, 2007, tobacco inventory of $815 million included about $716 million in inventory that was committed for sale to customers and about $99 million that was not committed. Committed inventory, after deducting $132 million in customer deposits, represents our net exposure of $584 million. We maintain a portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $174 million at June 30, 2007. A hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1.7 million, and all of that amount should be offset with changes in customer charges.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. Most of the operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we generally manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net investment in individual countries. In these countries, we are vulnerable to currency gains and losses to the extent that any local currency net monetary balances do not offset each other. In addition, changes in local currency exchange rates make tobacco more or less attractive in U.S. dollar terms. In some situations where customer contracts have fixed dollar pricing and forward foreign exchange markets exist, we may enter forward contracts to mitigate the risk of currency exchange rate changes.

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

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $27 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES’), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES and €11.88 million (approximately $14.8 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of approximately $14.9 million in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against the Company’s subsidiaries.

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The appeal process is likely to take several years to complete, and the ultimate outcome is uncertain. The Company has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process. This deposit is accounted for as a non-current asset.

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

The Company does not believe that the decision can be reconciled with facts and the Commission’s Statement of Objections. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process. A cash deposit secures a portion of the bank guarantee. A cash deposit of €8 million (about $11 million) secures a portion of the bank guarantee and is classified as a non-current asset.

U.S. Foreign Corrupt Practices Act

As a result of a posting to the Company’s Ethics Complaint hotline alleging improper activities that involved or related to certain of the Company’s tobacco subsidiaries, the Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. Those payments approximated $1 million over a five-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but the Company believes those activities did not violate U.S. antitrust laws. The Company voluntarily reported these activities to the appropriate U.S. authorities. On June 6, 2006, the Securities and Exchange Commission notified the Company that a formal order of investigation has been issued.

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

As of the date of this report, there are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. In evaluating the risks of the Company, readers should carefully consider the risk factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or operating results, in addition to the other information set forth in this report and in other filings with the Securities and Exchange Commission.

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

Date: August 8, 2007	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller (Principal Accounting Officer)