Form 10-Q
period 2007-09-30
UNIVERSAL CORP /VA/
filed 2007-11-08
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 1, 2007, the total number of shares of common stock outstanding was 27,374,956.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$655,330	$544,164	$1,105,547	$991,081
Costs and expenses
Cost of goods sold	512,614	406,303	878,663	768,945
Selling, general and administrative expenses	66,569	76,327	117,676	141,627
Restructuring and impairment costs	—	—	3,304	12,289

Operating income	76,147	61,534	105,904	68,220
Equity in pretax loss of unconsolidated affiliates	(2,389)	(728)	(1,246)	(4,268)
Interest income	4,576	2,313	8,864	2,980
Interest expense	10,569	14,442	21,960	27,614

Income before income taxes and other items	67,765	48,677	91,562	39,318
Income taxes	24,577	14,782	33,733	20,398
Minority interests, net of income taxes	2,715	(3,343)	(822)	(4,591)

Income from continuing operations	40,473	37,238	58,651	23,511
Loss from discontinued operations, net of income taxes	(675)	(34,159)	(145)	(22,780)

Net income	39,798	3,079	58,506	731
Dividends on convertible perpetual preferred stock	(3,712)	(3,713)	(7,425)	(7,260)

Earnings (loss) available to common shareholders	$36,086	$(634)	$51,081	$(6,529)

Basic earnings (loss) per common share:
From continuing operations	$1.34	$1.29	$1.88	$0.63
From discontinued operations	(0.02)	(1.32)	(0.01)	(0.88)

Net income (loss)	$1.32	$(0.03)	$1.87	$(0.25)

Diluted earnings (loss) per common share:
From continuing operations	$1.25	$1.21	$1.81	$0.63
From discontinued operations	(0.02)	(1.12)	(0.01)	(0.88)

Net income (loss)	$1.23	$0.09	$1.80	$(0.25)

Retained earnings—beginning of year			$682,232	$697,987
Net income			58,506	731
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock			(7,425)	(7,260)
Common stock (2007—$0.88 per share; 2006—$0.86 per share)			(24,103)	(22,153)
Adoption of Financial Accounting Standards Board Interpretation 48 (FIN 48) as of April 1, 2007			(10,870)	—

Retained earnings—end of period			$698,340	$669,305

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2007	September 30, 2006	March 31, 2007
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$381,094	$346,520	$358,236
Accounts receivable, net	229,687	210,185	261,106
Advances to suppliers, net	100,347	78,647	113,396
Accounts receivable—unconsolidated affiliates	51,559	53,647	37,290
Inventories—at lower of cost or market:
Tobacco	638,214	755,768	595,901
Other	47,524	60,455	40,577
Prepaid income taxes	9,227	3,078	8,760
Deferred income taxes	24,739	28,698	25,182
Other current assets	65,632	59,483	62,480
Current assets of discontinued operations	4,564	95,080	42,437

Total current assets	1,552,587	1,691,561	1,545,365
Property, plant and equipment
Land	16,684	17,279	16,640
Buildings	245,788	249,893	241,410
Machinery and equipment	509,791	521,273	512,586

	772,263	788,445	770,636
Less accumulated depreciation	(432,222)	(400,515)	(410,478)

	340,041	387,930	360,158
Other assets
Goodwill and other intangibles	104,493	105,905	104,284
Investments in unconsolidated affiliates	105,228	94,839	104,316
Deferred income taxes	79,528	93,064	81,003
Other noncurrent assets	126,243	160,421	133,696
Noncurrent assets of discontinued operations	—	5,002	—

	415,492	459,231	423,299

Total assets	$2,308,120	$2,538,722	$2,328,822

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2007	September 30, 2006	March 31, 2007
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$117,173	$169,432	$131,159
Accounts payable	195,320	197,694	220,181
Accounts payable—unconsolidated affiliates	125	2,220	644
Customer advances and deposits	109,432	177,853	133,608
Accrued compensation	14,733	14,297	18,519
Income taxes payable	13,537	10,627	11,549
Current portion of long-term obligations	154,000	18,526	164,000
Current liabilities of discontinued operations	1,642	17,831	13,314

Total current liabilities	605,962	608,480	692,974

Long-term obligations	399,272	752,781	398,952

Pensions and other postretirement benefits	104,764	97,379	100,004

Other long-term liabilities	77,239	72,754	70,528

Deferred income taxes	39,989	24,768	29,809

Noncurrent liabilities of discontinued operations	—	314	—

Total liabilities	1,227,226	1,556,476	1,292,267

Minority interests	5,119	9,160	5,822

Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (220,000 at September 30, 2006, and March 31, 2007)	213,023	213,024	213,024
Common stock, no par value, 100,000,000 shares authorized, 27,374,956 shares issued and outstanding (25,770,306 at September 30, 2006, and 26,948,599 at March 31, 2007)	198,086	124,601	176,453
Retained earnings	698,340	669,305	682,232
Accumulated other comprehensive loss	(33,674)	(33,844)	(40,976)

Total shareholders’ equity	1,075,775	973,086	1,030,733

Total liabilities and shareholders’ equity	$2,308,120	$2,538,722	$2,328,822

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Six Months Ended September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$58,506	$731
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	145	22,780
Depreciation	20,585	23,823
Amortization	1,324	1,005
Provisions for losses on advances and guaranteed loans to suppliers	9,217	28,350
Restructuring and impairment costs	3,304	12,289
Other, net	7,665	(32,164)
Changes in operating assets and liabilities, net	(56,531)	(37,553)

Net cash provided by operating activities of continuing operations	44,215	19,261

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of property, plant and equipment	(13,365)	(14,855)
Proceeds from sale of businesses, less cash of businesses sold	25,156	379,379
Proceeds from sale of property, plant and equipment, and other	15,923	4,960

Net cash provided by investing activities of continuing operations	27,714	369,484

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Repayment of short-term debt, net	(23,236)	(115,262)
Repayment of long-term debt	(10,000)	—
Issuance of convertible perpetual preferred stock, net of issuance costs	—	19,478
Issuance of common stock	16,051	54
Dividends paid on convertible perpetual preferred stock	(7,425)	(7,260)
Dividends paid on common stock	(24,103)	(22,153)
Other	(907)	—

Net cash used by financing activities of continuing operations	(49,620)	(125,143)

Net cash provided by continuing operations	22,309	263,602

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	6,495	25,139
Net cash used by investing activities of discontinued operations	(17)	(9,074)
Net cash provided (used) by financing activities of discontinued operations	(4,957)	2,046

Net cash provided by discontinued operations	1,521	18,111

Effect of exchange rate changes on cash	147	87

Net increase in cash and cash equivalents	23,977	281,800
Cash and cash equivalents of continuing operations at beginning of year	358,236	62,486
Cash and cash equivalents of discontinued operations at beginning of year	239	4,146
Less: Cash and cash equivalents of discontinued operations at end of period	1,358	1,912

Cash and cash equivalents at end of period	$381,094	$346,520

Significant non-cash items from investing activities of continuing operations for the six months ended September 30, 2006, included the buyer’s assumption of $153,560 of notes payable and overdrafts with the sale of businesses.

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is one of the world’s leading leaf tobacco merchants and processors. The Company previously had operations in lumber and building products and in agri-products. The lumber and building products businesses, along with a portion of the agri-products operations, were sold on September 1, 2006. In December 2006, the Company adopted a plan to sell the remaining agri-products operations. One of those agri-products businesses was sold in January 2007, another was sold in May 2007, and the assets of the remaining business were sold in October 2007. The lumber and building products operations and the agri-products operations are reported as discontinued operations for all periods in the accompanying financial statements.

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

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Universal adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. As a result of adopting FIN 48, the Company recognized a net increase of approximately $10.9 million in its liability related to uncertain tax positions, which was accounted for as a decrease in the April 1, 2007, balance of retained earnings. Additional disclosures related to the adoption of FIN 48 are included in Note 11.

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

NOTE 3. GUARANTEES AND OTHER CONTINGENT LIABILITIES

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At September 30, 2007, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $200 million. About 60% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to third-party banks could result in a liability for the subsidiary under the related guarantee; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $200 million, and any unpaid accrued interest. The fair value liability recorded for the guarantees was approximately $10 million and $9 million at September 30, 2007 and 2006, respectively, and approximately $10 million at March 31, 2007. In addition to these guarantees, the Company has other contingent liabilities totaling approximately $48 million, including amounts related to the unsecured portion of a bank guarantee for European Commission fines in Italy and to other legal matters, as discussed below.

European Commission Fines and Other Legal Matters

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $29 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES and €11.88 million (approximately $17 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of approximately $14.9 million in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against the Company’s subsidiaries.

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

Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $43 million) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with facts and the Commission’s Statement of Objections. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process. A cash deposit of €8 million (about $12 million) secures a portion of the bank guarantee and is classified as a non-current asset.

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

NOTE 4. DISCONTINUED OPERATIONS

During fiscal years 2007 and 2008, Universal implemented the following actions to divest all of its non-tobacco operations:

•

In the quarter ended September 30, 2006, the sale of the Company’s lumber and building products segment and a portion of its agri-products segment (the “Deli Operations”) was approved, contractually agreed to with the buyer, and completed.

•

On December 12, 2006, a plan to sell the remaining businesses in the agri-products segment was approved. These businesses were classified as “held for sale” as of that date. The sale of one of the agri-products businesses was completed in January 2007, the sale of another was completed in May 2007, and the assets of the remaining business were sold in October 2007.

As a result of these actions, the Company’s worldwide leaf tobacco business now represents its continuing operations. The operating results and the assets and liabilities of the non-tobacco businesses are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Sale of Deli Operations

On September 1, 2006, Universal completed the sale of the non-tobacco businesses managed by its wholly-owned subsidiary, Deli Universal, Inc. (“Deli”) to NVDU Acquisition, B.V., a newly-formed entity owned by affiliates of a Netherlands-based merchant bank, a Netherlands-based private company, and managers of the businesses that were sold. As discussed above, these businesses composed the Company’s entire lumber and building products segment and a portion of its agri-products segment. The total value of the transaction was approximately $565 million. After selling and other expenses, Universal realized a net value of $551 million, consisting of net cash proceeds of $397 million and the buyer’s assumption of $154 million of debt with the acquired businesses. The Company recorded a net loss on the sale of $35.0 million, consisting of a pretax loss of $34.1 million and income tax expense of $0.9 million primarily related to net deferred tax assets that were not realized as a result of the sale. Approximately $33.3 million of the loss was recorded upon completion of the sale during the quarter ended September 30, 2006, and an additional $1.7 million was recorded upon final agreement on adjustments to the sales price during the quarter ended March 31, 2007.

Sale of Remaining Agri-Products Operations

In December 2006, Universal approved a plan to sell the remaining non-tobacco agri-products businesses that were not part of the sale of the Deli Operations. A pretax impairment charge of $11.1 million was recorded in the quarter ended December 31, 2006, to reduce the Company’s aggregate net investment in two of these businesses to estimated fair value less costs to sell. Based on its consolidated income tax position, the Company does not expect to realize a tax benefit on the loss on the sale of these businesses and did not record an income tax benefit on the impairment charge. As noted above, the sale of one of the agri-products businesses was completed in January 2007 at a small gain that was not material to the results of operations or financial condition of the Company. In May 2007 and October 2007, the sales of the other agri-products businesses were completed at prices approximating their net book values after the impairments recorded in prior periods.

Amounts Reported as Discontinued Operations in the Accompanying Financial Statements

The consolidated statements of income and retained earnings reflect the following income from discontinued operations, net of income taxes, for the three and six months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2007	2006	2007	2006
Operating results of discontinued operations, net of income taxes	$(675)	$(874)	$(191)	$10,505
Gain (loss) on sale of businesses, net of income taxes (a)	—	(33,285)	46	(33,285)

Loss from discontinued operations, net of income taxes	$(675)	$(34,159)	$(145)	$(22,780)

(a)	The loss on sale of businesses during the quarter and six months ended September 30, 2006, reflects the sale of the Deli operations. The loss on the sale of businesses during the six months ended September 30, 2007, primarily reflects the completion of the sales of certain of the Company’s other agri-products businesses, final agreement on sales price adjustments for those transactions, and final payment of selling expenses.

The operating results for the Company’s discontinued non-tobacco operations for the three and six months ended September 30, 2007 and 2006, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2007 (b)	2006	2007 (b)	2006
Sales and other operating revenues	$8,770	$316,329	$40,351	$811,954
Costs and expenses	9,445	312,416	40,472	788,415

Income (loss) before income taxes and other items	(675)	3,913	(121)	23,539
Income taxes	—	4,663	—	12,238
Minority interests, net of income taxes	—	124	70	796

Operating results of discontinued operations, net of income taxes	$(675)	$(874)	$(191)	$10,505

(b)	Deli Operations were sold in September 2006, and businesses (or the assets thereof) composing the remaining agri-products operations were sold in January 2007, May 2007 and October 2007. Results for the three months ended September 30, 2007 reflect only the agri-products business sold in October 2007 for the full period. Results for the six months ended September 30, 2007, reflect the agri-products businesses sold in May 2007 for two months and October 2007 for the full period. Results for the three months ended September 30, 2006, reflect the Deli operations for two months and the other agri-products businesses for the full period. Results for the six months ended September 30, 2006, reflect the Deli Operations for five months and the other agri-products businesses for the full period.

As permitted under the accounting standards, the Company has allocated interest expense to the discontinued operations for all periods based on the ratio of the net assets of those operations to consolidated net assets. Total interest allocated in addition to direct third-party interest incurred was $0.1 million and $0.3 million for the three and six months ended September 30, 2007, respectively, and $2.6 million and $6.1 million for the three and six months ended September 30, 2006, respectively.

The assets and liabilities of the discontinued non-tobacco operations reflected in the accompanying consolidated balance sheets were composed of the following:

(in thousands of dollars)	September 30, 2007	September 30, 2006	March 31, 2007
Assets
Cash and cash equivalents	$1,358	$1,912	$240
Accounts receivable, net	2,134	40,648	16,656
Inventories:
Agri-products	680	46,856	22,499
Other current assets	392	5,664	621

Total current assets	4,564	95,080	40,016

Property, plant and equipment, net	—	3,997	1,850
Goodwill and other intangibles	—	369	—
Other noncurrent assets	—	636	571

Total noncurrent assets	—	5,002	2,421

Total assets	$4,564	$100,082	$42,437

Liabilities
Notes payable and overdrafts	$—	$530	$492
Accounts payable	1,527	16,353	11,712
Other current liabilities	—	948	843

Total current liabilities	1,527	17,831	13,047

Other long-term liabilities	115	314	267

Total noncurrent liabilities	115	314	267

Total liabilities	$1,642	$18,145	$13,314

Since the Deli Operations were sold on September 1, 2006, the balance sheet information for each period shown above reflects only the agri-products businesses that were not part of the Deli Operations. These businesses were classified as “held for sale” at March 31, 2007, and September 30, 2007. Accordingly, balances were reported as current assets or current liabilities in the consolidated balance sheets for those dates.

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

The activity in the Company’s liability for restructuring costs for fiscal year 2007 and the first six months of fiscal year 2008 was as follows:

(in thousands of dollars)	One-Time and Special Termination Benefits	Other Costs	Total
Balance at March 31, 2006	$4,611	$435	$5,046

Payments during fiscal year 2007:
Quarter ended June 30, 2006	(1,769)	(61)	(1,830)
Quarter ended September 30, 2006	(657)	(61)	(718)
Quarter ended December 31, 2006	(333)	(62)	(395)
Quarter ended March 31, 2007	(521)	(61)	(582)

Balance at March 31, 2007	1,331	190	1,521

Costs and payments during fiscal year 2008:
Costs charged to expense during quarter ended June 30, 2007	3,304	—	3,304

Payments during fiscal year 2008:
Quarter ended June 30, 2007	(786)	(52)	(838)
Quarter ended September 30, 2007	(2,359)	(35)	(2,394)

Balance at September 30, 2007	$1,490	$103	$1,593

The termination benefits to employees affected by the restructuring activities in the quarter ended June 30, 2007, were paid during the quarters ended June 30, 2007, and September 30, 2007. The termination benefits to employees affected by the restructuring initiatives in fiscal year 2006 were largely paid in either fiscal year 2006 or 2007; however, a small number of employees who accepted voluntary separation offers are continuing to receive payments. During the six months ended September 30, 2007, those payments were made to 21 employees. Substantially all of the restructuring liability remaining at September 30, 2007, will be paid by March 31, 2008.

Impairment Charge on Flue-Cured Tobacco Growing Projects in Zambia

Beginning in fiscal year 2002, Universal made investments in various tobacco growing projects in several African countries. Some of the projects involved the establishment and operational start-up of medium- or large-scale farms. The primary objective of the projects was to replace a portion of the volumes lost in recent years from the significant decline in production of flue-cured tobacco in Zimbabwe and thus continue to meet customer demand for African-origin flue-cured tobacco. During the quarter ended June 30, 2006, the Company began to assess certain of the growing projects to determine whether they could be expected to consistently meet planned production levels and financial targets. In connection with this review, the Company reduced its estimates of expected longer-term crop yields and related future cash flows for certain growing projects in Zambia. Carrying values of the related long-lived assets were also reviewed for potential impairment, resulting in a $12.3 million charge to reduce the carrying values to estimated fair value. Based on the Company’s outlook on its overall tax position, no income tax benefit was recorded on the charge, and therefore, it reduced income from continuing operations and net income by $12.3 million, or $0.48 per share, for the six months ended September 30, 2006. Also as a result of this review, the Company recorded a valuation allowance in the quarter ended June 30, 2006, for deferred income tax assets related to prior year operating losses in Zambia that reduced income from continuing operations and net income by an additional $4.9 million, or $0.19 per share, for the six months ended September 30, 2006.

During the fourth quarter of fiscal year 2007, based on further evaluation of the flue-cured growing projects in Africa, the Company made the decision to end its direct involvement in those projects at the completion of the 2006-2007 crop cycle and pursue the sale of the projects to third-party farmers who would be expected to continue growing tobacco on all or a portion of the land. As a result of this decision, the Company recorded additional impairment charges to further adjust the carrying values of growing project assets in Zambia and Malawi to estimated fair value. These impairment charges are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. No material impairment charges were recorded during the quarter or six months ended September 30, 2007. Zambia, Malawi, and other African countries remain important sources of flue-cured tobacco, and Universal expects to continue procuring tobacco grown by farmers in those origins.

NOTE 6. STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans under which officers, employees, and outside directors of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors in the fiscal year. Awards of restricted stock, RSUs, SARs, and non-qualified stock options are currently outstanding under the Plans. The non-qualified stock options and SARs have an exercise price equal to the market price of a share of common stock on the grant date. All stock options currently outstanding are fully vested and exercisable, and they expire ten years after the grant date. The SARs are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The Company’s outside directors automatically receive shares of restricted stock following each annual meeting of shareholders. These shares vest upon the individual’s retirement from service as a director.

During the six months ended September 30, 2007 and 2006, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2007	2006
SARs:
Number granted	272,800	265,500
Exercise price	$62.66	$36.03
Grant date fair value	$14.64	$8.11

RSUs:
Number granted	68,200	66,400
Grant date fair value	$62.66	$36.03

Restricted Shares:
Number granted	11,500	20,000
Grant date fair value	$49.78	$35.26

The grant date fair value of the SARs was estimated using the Black-Scholes pricing model and the following assumptions:

	2007	2006
Expected term	5.0 years	6.0 years
Expected volatility	26.1%	31.6%
Expected dividend yield	2.81%	4.77%
Risk-free interest rate	5.00%	4.67%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. As a result, Universal incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. Expense is also increasing from year to year at the present time due to the inclusion of multiple years’ awards to employees who are not yet retirement eligible. For the three months ended September 30, 2007 and 2006, the Company recorded total stock-based compensation expense of approximately $1.0 million and $0.5 million, respectively. For the six months ended September 30, 2007 and 2006, the Company recorded total stock-based compensation expense of approximately $5.6 million and $3.2 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2 million during the remaining six months of fiscal year 2008.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars—all amounts net of income taxes)	2007	2006	2007	2006
From continuing operations:
Income from continuing operations	$40,473	$37,238	$58,651	$23,511
Foreign currency translation adjustment	4,762	1,515	6,796	4,115
Foreign currency hedge adjustment	167	28	506	221

Comprehensive income from continuing operations	45,402	38,781	65,953	27,847

From discontinued operations:
Loss from discontinued operations	(675)	(34,159)	(145)	(22,780)
Foreign currency translation adjustment	—	(9,867)	—	(3,396)
Foreign currency hedge adjustment	—	4,294	—	4,195
Minimum pension liability	—	8,301	—	8,301

Comprehensive loss from discontinued operations	(675)	(31,431)	(145)	(13,680)

Total comprehensive income	$44,727	$7,350	$65,808	$14,167

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
From continuing operations:
Income from continuing operations	$40,473	$37,238	$58,651	$23,511
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,713)	(7,425)	(7,260)

Earnings available to common shareholders from continuing operations	36,761	33,525	51,226	16,251

From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	(675)	(34,159)	(145)	(22,780)

Net income (loss) available to common shareholders	$36,086	$(634)	$51,081	$(6,529)

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	27,370	25,760	27,249	25,754

Basic earnings (loss) per share:
From continuing operations	$1.34	$1.29	$1.88	$0.63
From discontinued operations	(0.02)	(1.32)	(0.01)	(0.88)

Net income (loss) per share	$1.32	$(0.03)	$1.87	$(0.25)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
From continuing operations:
Earnings available to common shareholders from continuing operations	$36,761	$33,525	$51,226	$16,251
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	3,713	7,425	—

Earnings available to common shareholders from continuing operations for calculation of diluted earnings (loss) per share	40,473	37,238	58,651	16,251

From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	(675)	(34,159)	(145)	(22,780)

Net income (loss) available to common shareholders	$39,798	$3,079	$58,506	$(6,529)

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	27,370	25,760	27,249	25,754
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,710	4,709	4,710	—
Employee share-based awards	350	146	391	131

Denominator for diluted earnings (loss) per share	32,430	30,615	32,350	25,885

Diluted earnings (loss) per share:
From continuing operations	$1.25	$1.21	$1.81	$0.63
From discontinued operations	(0.02)	(1.12)	(0.01)	(0.88)

Net income (loss) per share	$1.23	$0.09	$1.80	$(0.25)

For the six months ended September 30, 2006, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effect was antidilutive to earnings per share from continuing operations.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2007	2006	2007	2006
SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$53,921	$48,647	$88,685	$130,012
Other regions (1)	541,001	445,543	885,111	756,486

Subtotal	594,922	494,190	973,796	886,498
Other tobacco operations (2)	60,408	49,974	131,751	104,583

Consolidated sales and other operating revenues	$655,330	$544,164	$1,105,547	$991,081

OPERATING INCOME (LOSS)
Flue-cured and burley leaf tobacco operations:
North America	$4,154	$7,163	$(1,031)	$7,405
Other regions (1)	63,654	47,412	95,912	60,580

Subtotal	67,808	54,575	94,881	67,985
Other tobacco operations (2)	5,950	6,231	13,081	8,256

Segment operating income	73,758	60,806	107,962	76,241
Less:
Equity in pretax earnings (loss) of unconsolidated affiliates (3)	(2,389)	(728)	(1,246)	(4,268)
Restructuring and impairment costs (4)	—	—	3,304	12,289

Consolidated operating income	$76,147	$61,534	$105,904	$68,220

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)	Includes Dark Air-Cured, Special Services and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.
(3)	Item is included in segment operating income, but not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

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

The components of the Company’s net periodic benefit cost for its continuing operations were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2007	2006	2007	2006
Service cost	$1,430	$1,484	$270	$307
Interest cost	3,255	3,173	715	868
Expected return on plan assets	(3,044)	(2,711)	(40)	(44)
Settlement cost	—	365	—	—
Net amortization and deferral	884	665	(12)	168

Net periodic benefit cost	$2,525	$2,976	$933	$1,299

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2007	2006	2007	2006
Service cost	$2,858	$3,007	$541	$613
Interest cost	6,494	6,328	1,523	1,735
Expected return on plan assets	(6,088)	(5,404)	(81)	(87)
Settlement cost	—	1,345	—	—
Net amortization and deferral	1,695	1,718	(24)	336

Net periodic benefit cost	$4,959	$6,994	$1,959	$2,597

During the six months ended September 30, 2007, the Company made contributions of $2.6 million to its pension plans. Additional contributions of approximately $7 million are expected during the remaining six months of the fiscal year.

NOTE 11. INCOME TAXES

The Company’s consolidated effective income tax rates on pretax earnings from continuing operations for the quarter and six months ended September 30, 2007, were approximately 36% and 37%, respectively. The rates were higher than the 35% U.S. federal statutory rate primarily due to excess foreign taxes recorded in countries where the tax rates exceed the U.S. rate, as well as state taxes on income earned in the U.S.

For the quarter and six months ended September 30, 2006, the effective income tax rates were approximately 30% and 52%, respectively. The rate for the quarter was less than the U.S. federal statutory rate due to a reduction in the valuation allowance on deferred tax assets resulting from the combined effect of the Company’s overall U.S. tax position and the method of attributing income taxes to discontinued operations under the applicable accounting guidance. The higher effective tax rate for the six-month period was primarily due to changes in the Company’s tax position in Zambia. As a result of those changes, no income tax benefit was recorded on the $12.3 million impairment charge on flue-cured tobacco growing projects in that country and a valuation allowance of $4.9 million was provided on deferred tax assets related to prior year operating losses there. Without these items, the Company’s effective income tax rate for the quarter and six months ended September 30, 2006, would have been approximately 38.5%.

Universal adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective April 1, 2007, and recorded a cumulative effect adjustment of $10.9 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the balance of retained earnings. At April 1, 2007, the Company had $14.3 million of unrecognized tax benefits, of which $7.4 million could have an effect on the effective tax rate if recognized. The Company recognizes accrued interest related to unrecognized tax benefits as interest expense, and it recognizes penalties as a component of income tax expense. At April 1, 2007, $2.4 million was accrued for the potential payment of interest, and $3.7 million was accrued for the potential payment of penalties. If all or part of the amount accrued for potential payment of penalties is not ultimately incurred, the reversal would have an effect on the effective tax rate.

During the quarter ended September 30, 2007, the Company reached a favorable resolution with respect to an uncertain tax position in one of its foreign tax jurisdictions, which reduced its liability for unrecognized tax positions by approximately $0.9 million and the amounts accrued for the potential payment of interest by approximately $1.2 million. These amounts were recorded as income tax expense and interest expense prior to the adoption of FIN 48. At September 30, 2007, the Company had $13.3 million of unrecognized tax benefits, of which $6.7 million could have an effect on the effective tax rate if recognized. The balance of unrecognized tax benefits includes $0.7 million related to tax positions for which it is reasonably possible that the total amounts could change significantly within the following twelve months. This amount reflects a possible decrease in unrecognized tax benefits that could result from the completion and resolution of tax audits and expiration of open tax years in various tax jurisdictions.

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

Liquidity and Capital Resources

Overview

The first half of the fiscal year is generally a period of significant working capital investment in both South America and Africa as farmers bring crops to market. In fiscal year 2008, requirements were lower, primarily because of the smaller burley crops in Africa, and we funded them using cash on hand and operating cash flows. Additional funding sources during the six months included $27 million in combined cash flow and proceeds from the sale of a small agri-products business, $16 million from the issuance of common stock on the exercise of employee stock options, and $16 million in other asset sales.

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

Operations

Operating activities provided $44 million of cash flow during the six months ended September 30, 2007. Tobacco inventory increased, reflecting our normal seasonal pattern. However, the amount of this increase, about $42 million since March 31, 2007, is less than normal seasonal increases during this period. Tobacco inventory levels were $118 million below the September 30, 2006 levels, primarily due to smaller burley crops in Africa caused in part by wet weather, the reduction in Canadian crop sizes, lower inventories held for customers by the Special Services group, and the reduction of South American inventories. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. During the six months, accounts receivable fell by about $31 million as customer payments were received against year-end balances. In the same period, advances to suppliers were reduced by $13 million, as crops were delivered in payment of the balances, primarily in Africa. Accounts receivable from unconsolidated affiliates increased by $14 million as we continued to fund purchasing and processing in Zimbabwe, where our operations have been deconsolidated.

We generally do not purchase material quantities of tobacco on a speculative basis. At September 30, 2007, our uncommitted inventories were $78 million, or about 12% of total tobacco inventory, compared to $120 million, or about 20% of our March 31, 2007, inventory, and $138 million, or about 18% of our September 30, 2006, inventory. The effect of decreased volumes of uncommitted inventories was partially offset by increased costs due to the effect of the weak U.S. dollar.

Investment

During the six months ended September 30, 2007, we invested about $13 million in fixed assets, which was $8 million less than our depreciation expense of $21 million. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. Through the second quarter last year, capital spending was about $15 million.

The balance of property, plant, and equipment, net of accumulated depreciation, decreased by about $48 million relative to September 30, 2006, because of depreciation in excess of capital spending, last year’s impairment charges related to our growing operations in Zambia and Malawi, and sales of aircraft.

Financing

Total debt and customer advances decreased by about $48 million to $780 million during the six months ended September 30, 2007, despite seasonal working capital requirements, as we used cash on hand to fund our operating needs and repay a $10 million medium term note that matured during the period. Total debt and customer advances as a percentage of capitalization (including total debt, customer advances, minority interests, and shareholders’ equity) was approximately 42% at September 30, 2007, down from approximately 44% at March 31, 2007, and 53% last year. Net of cash and cash equivalents, total debt and customer advances has decreased by about $71 million since March 31, 2007, and decreased by about $373 million since September 30, 2006, as we used part of the proceeds from the sale of our non-tobacco businesses to retire debt and held the remainder as cash pending its use to fund operations and retire maturing debt.

In August 2007, we entered into a new five-year revolving bank credit agreement and terminated an existing five-year revolving credit facility. The new agreement provides for a revolving credit facility of $400 million, which matures in August 2012. The covenants under the new facility require that we maintain a minimum level of tangible net worth and observe limits on debt levels. As of September 30, 2007, we were in compliance with the covenants of our debt agreements. Our short-term debt and current maturities of long-term debt totaled $271 million. We had $400 million available under our new committed revolving credit facility and $381 million in cash. In addition, we had about $500 million in unused, uncommitted credit lines. On November 7, 2007, we announced that our Board of Directors had approved the purchase of up to $150 million of our common stock. The purchases will be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. The purchases are expected to be funded primarily from our operating cash flow. We currently have approximately 27.4 million common shares outstanding. We believe that our liquidity and capital resources at September 30, 2007, remained adequate to support our foreseeable operating needs.

Results of Operations

Income from continuing operations for the second quarter of fiscal year 2008, which ended on September 30, 2007, increased by 9% to $40.5 million, or $1.25 per diluted share. Last year, continuing operations earned $37.2 million, or $1.21 per diluted share, in the same quarter. The quarter’s results reflected improvements primarily in Africa due to lower provisions for farmer receivables and lower inventory valuation adjustments, which in aggregate declined by $27 million in that region. That improvement was offset in part by lower margins due to smaller crops that caused higher purchase prices for leaf and higher unit processing and agronomic costs. Earnings also benefited from significantly lower net interest expense. Net income for the quarter, including results from discontinued operations, was $39.8 million, or $1.23 per diluted share, compared to $3.1 million, or $0.09 per diluted share last year.

For the first half of fiscal year 2008, we earned $58.7 million from continuing operations, or $1.81 per diluted share, compared to $23.5 million, or $0.63 per diluted share last year. The significant improvement in the six-month results was caused by lower restructuring and impairment charges, lower provisions for farmer receivables, lower inventory valuation adjustments, shipment timing differences, operational improvements, net interest expense savings, and a lower effective tax rate. These gains were offset in part by lower carryover sales, the absence of last year’s one-time sales by the North America segment, and lower margins in Africa. Net income for the six months, including results from discontinued operations, was $58.5 million, or $1.80 per diluted share, compared to $700 thousand, which was a loss of $0.25 per diluted share last year due to the effect of our issuance of convertible preferred stock.

Sales and other operating revenues were up 20% to $655 million in the quarter and up 11.5% to $1.1 billion for the six months. In both periods, the growth was principally due to higher volumes and leaf prices in Brazil, where currency changes were an important factor, higher volumes of African tobacco, and higher African prices due to short crops in Malawi and Mozambique where demand was strong.

The North America segment of the flue-cured and burley operations reported income of $4.2 million for the quarter as operations moved into full swing for the season. Results were $3 million lower than last year. Key factors in this year’s decline were the effects of drought conditions on the U.S. flue-cured crop and last year’s $3 million gain on the sale of assets of closed facilities. Revenues for the quarter also reflected those reductions, but they were more than offset by earlier Canadian sales, and increased volumes in the smaller origins. For the six months, the segment reported a loss of $1 million compared to earnings of $7.4 million in the prior year. The reduction reflected the same factors as the quarter, as well as lower carry-over sales this year and several one-time sales, particularly old crop burley, in the first quarter of the prior year as well as the significant reduction of the Canadian crop. Those factors also caused revenues for this segment to fall by $41 million, to $89 million, compared to last year.

The Other Regions segment of the flue-cured and burley operations earned $63.7 million, up 34% from the same quarter in fiscal year 2007, driven by improvement in Africa, Europe, and Asia. In South America, margins were lower because of the effect of the strong local currency in Brazil on leaf and operating costs. We entered into forward contracts related to certain customer sales contracts to hedge some of the currency effect, but because we did not elect hedge accounting, the mark-to-market gains on those contracts were recognized in the first quarter before the crop sales. In Africa, despite lower margins related to a 32% decline in crop sizes in Malawi and Mozambique, results improved due to lower provisions for farmer receivables and reduced inventory valuation write downs, which declined by $27 million in the quarter compared to last year. Europe saw improvement in the quarter due to better product mix, and Asia’s comparisons improved with additional trading volumes and the absence of last year’s flood-related costs. Revenues for this segment increased by over $95 million in this quarter.

For the six months, the Other Regions segment of the flue-cured and burley operations earned $95.9 million compared to $60.6 million last year. The dramatic improvement resulted from reduced charges in Africa for inventory and receivables of $22 million this year, higher volumes in Brazil where forward exchange contracts mitigated part of the effect of the strong local currency, and higher volumes in other regions due to timing benefits. In addition, provisions for bad debts related to farmer receivables in Brazil were over $6 million lower than last year. Those improvements were partially offset by lower margins in Africa due to higher unit costs related to short burley crops. Revenues for the Other Regions segment increased by about 17% to $885 million.

The Other Tobacco Operations segment results were down slightly in the quarter to $6.0 million despite higher revenues, primarily due to currency effects, timing of shipments, and mix of business. Results for dark air-cured operations declined in large measure due to currency remeasurement, higher domestic operating costs, and timing differences within current year shipments. The oriental tobacco joint venture experienced lower volumes that were partially offset by remeasurement gains during the quarter. The Special Services group realized accelerated sales volumes and improved results as part of its business is changing to be absorbed by regional operations. For the six months, this segment’s performance reflected the same factors as were present in the quarter, as well as a one-time gain on the sale of investment securities. However, the adverse effect of currency remeasurement on dark operations was largely mitigated in the six months.

Selling, general and administrative expenses, which are included in segment operating results, fell by nearly $10 million in the quarter, primarily related to a reduction of $17 million in provisions for farmer receivables. For the six months, selling, general and administrative expenses dropped by approximately $24 million. In addition to lower provisions for farmer receivables, which were down $19 million for the period, $11 million of the decline related to net foreign exchange gains. Of that total, $6 million was associated with the aforementioned forward exchange contracts on the Brazilian currency.

We recorded higher interest income and lower interest expense as a result of funds provided by tobacco operations, the sale of our non-tobacco businesses, asset sales, and employee stock option exercises. Net interest savings were $6.1 million for the quarter and $11.5 million for the six months. The effective income tax rate for the six months, at 36.8%, is higher than the U.S. federal statutory income tax rate primarily because of excess foreign taxes recorded in countries where the tax rates exceed U.S. rates. In addition, the restructuring charges in the six month period provided tax benefits at a rate that was below the statutory rate, which increased the effective tax rate for the six months. For the full fiscal year, the rate is expected to be slightly below 37%. The effective tax rate last year for the six-month period was 51.9%. We did not record any tax benefit on our $12.3 million asset impairment charge in last year’s period since we believed that we would be unable to utilize the net operating loss carryforward generated by the charge. A valuation allowance of $4.9 million on deferred tax assets associated with Zambia also increased last year’s effective tax rate.

While most regions showed solid improvement in the first half of the fiscal year, challenges remain. This year we are facing very tight supply of burley tobacco, which has been exacerbated by short crops in Africa, as well as the challenge of controlling costs in the face of the weakening U.S. dollar. We have reduced our Brazilian flue-cured production to address the previous oversupply in worldwide flue-cured tobacco, and the quality of the crop is better, but the smaller burley crops in Africa and the drought effects on the U.S. flue-cured crop along with higher costs in most of the major producing areas of the world are presenting challenges. The U.S. dollar continues to be weak against many currencies and, although we work with our customers to mitigate the effect of that where we can, it remains a source of higher costs in many areas. African operations are experiencing margin difficulties on current crop production as unit costs have risen primarily due to smaller crops coupled with much higher prices to farmers, especially in Malawi and Mozambique. Inventories of African tobacco are substantially lower than they were at this time last year. That reduction reflects the crop shortfall and indicates lower shipments for the remainder of the season. In addition, as we noted last year, our North American operations benefited from the higher sales volume associated with the sale of old-crop burley tobacco, and those volumes will not recur this year, but North America also is dealing with the effects of a drought in the eastern United States. Tobacco production in Canada has fallen severely over the last few years and is forecast to decline by about one third for fiscal year 2008. We recognized restructuring costs related to that operation and our flue-cured growing operations in Africa this year. However, impairment and restructuring costs in fiscal year 2008 should be significantly below the levels that we have seen over the last two years. We believe that we have been taking the necessary actions to improve our performance for the long term. We are highly confident in our regional management teams, and we believe they have handled these challenges well in the first half of the fiscal year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of September 30, 2007, tobacco inventory of $638 million included about $560 million in inventory that was committed for sale to customers and about $78 million that was not committed. Committed inventory, after deducting $109 million in customer deposits, represents our net exposure of $451 million. We maintain a portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $167 million at September 30, 2007. A hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1.7 million, and all of that amount should be offset with changes in customer charges.

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

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million (approximately $29 million) for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES’), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES and €11.88 million (approximately $17 million) on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of approximately $14.9 million in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against the Company’s subsidiaries.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $43 million) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with facts and the Commission’s Statement of Objections. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process. A cash deposit secures a portion of the bank guarantee. A cash deposit of €8 million (about $12 million) secures a portion of the bank guarantee and is classified as a non-current asset.

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

The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on August 7, 2007.

At the Meeting, the shareholders elected four directors to serve three-year terms. The Company had outstanding, as of June 19, 2007, 24,700,095 shares of Common Stock, each of which was entitled to one vote. The majority of the shares entitled to vote constituted a quorum. Each of the four directors received more than a 97% majority of the outstanding shares. The voting with respect to each nominee was as follows:

Nominee	Votes For	Votes Withheld
Chester A. Crocker	24,379,973	320,122
Charles H. Foster, Jr.	24,191,047	509,048
Thomas H. Johnson	24,183,059	517,036
Jeremiah J. Sheehan	24,181,903	518,192

The terms of office of the following directors continued after the Meeting: John B. Adams, Jr., Joseph C. Farrell, Allen B. King, Eddie N. Moore, Jr., Hubert R. Stallard, Walter A. Stosch, and Eugene P. Trani.

In addition, the shareholders voted for (i) the approval of the Universal Corporation 2007 Stock Incentive Plan and (ii) the approval of amendments to the Company’s Amended and Restated Articles of Incorporation to (a) eliminate the requirement of a shareholder vote in those circumstances where the Virginia Stock Corporation Act otherwise permits the Board of Directors to take action without a shareholder vote; (b) revise the indemnification and limitation on liability provisions; and (c) make certain other technical amendments to the Amended Restated Articles of Incorporation. The results of the voting are set forth below.

Proposal	Votes For	Votes Against	Votes Withheld	Broker Non-votes
Stock Incentive Plan	18,551,607	3,401,161	197,104	2,550,223
Shareholder Vote Amendments	17,084,701	4,849,885	215,286	2,550,223
Indemnification Amendments	19,220,232	2,741,409	188,231	2,550,223
Technical Amendments	21,802,475	158,398	188,999	2,550,223

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

ITEM 6.	EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and
Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)