Form 10-Q
period 2007-12-31
UNIVERSAL CORP /VA/
filed 2008-02-07
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2007

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

As of February 1, 2008, the total number of shares of common stock outstanding was 27,188,889.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$573,094	$511,706	$1,678,641	$1,502,787
Costs and expenses
Cost of goods sold	446,089	378,348	1,324,752	1,147,293
Selling, general and administrative expenses	47,869	63,010	165,545	204,637
Restructuring and impairment costs	—	3,519	3,304	15,808

Operating income	79,136	66,829	185,040	135,049
Equity in pretax earnings of unconsolidated affiliates	8,477	9,570	7,231	5,302
Interest income	4,453	4,208	13,317	7,188
Interest expense	10,314	14,347	32,274	41,961

Income before income taxes and other items	81,752	66,260	173,314	105,578
Income taxes	29,204	24,805	62,937	45,203
Minority interests, net of income taxes	1,796	5,676	974	1,085

Income from continuing operations	50,752	35,779	109,403	59,290
Loss from discontinued operations, net of income taxes	—	(11,674)	(145)	(34,454)

Net income	50,752	24,105	109,258	24,836
Dividends on convertible perpetual preferred stock	(3,712)	(3,713)	(11,137)	(10,973)

Earnings available to common shareholders	$47,040	$20,392	$98,121	$13,863

Basic earnings (loss) per common share:
From continuing operations	$1.72	$1.24	$3.60	$1.87
From discontinued operations	—	(0.45)	(0.01)	(1.33)

Net income	$1.72	$0.79	$3.59	$0.54

Diluted earnings (loss) per common share:
From continuing operations	$1.56	$1.17	$3.38	$1.87
From discontinued operations	—	(0.38)	(0.01)	(1.33)

Net income	$1.56	$0.79	$3.37	$0.54

Retained earnings - beginning of year			$682,232	$697,987
Net income			109,258	24,836
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock			(11,137)	(10,973)
Common stock (2007 - $1.32 per share; 2006 - $1.29 per share)			(36,422)	(33,561)
Repurchase of common stock - cost in excess of stated capital amount			(3,513)	—
Adoption of Financial Accounting Standards Board Interpretation 48 (FIN 48) as of April 1, 2007			(10,870)	—

Retained earnings - end of period			$729,548	$678,289

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2007	December 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$502,277	$220,438	$358,236
Accounts receivable, net	233,861	289,548	261,106
Advances to suppliers, net	114,897	83,629	113,396
Accounts receivable - unconsolidated affiliates	46,732	43,709	37,290
Inventories - at lower of cost or market:
Tobacco	486,785	656,329	595,901
Other	42,289	45,553	40,577
Prepaid income taxes	8,032	7,580	8,760
Deferred income taxes	19,158	27,443	25,182
Other current assets	58,264	52,511	62,480
Current assets of discontinued operations	—	75,482	42,437

Total current assets	1,512,295	1,502,222	1,545,365

Property, plant and equipment
Land	17,061	17,141	16,640
Buildings	250,202	250,281	241,410
Machinery and equipment	515,870	521,608	512,586

	783,133	789,030	770,636
Less accumulated depreciation	(442,844)	(408,408)	(410,478)

	340,289	380,622	360,158
Other assets
Goodwill and other intangibles	104,689	104,265	104,284
Investments in unconsolidated affiliates	114,622	94,242	104,316
Deferred income taxes	66,991	92,879	81,003
Other noncurrent assets	183,948	143,781	133,696

	470,250	435,167	423,299

Total assets	$2,322,834	$2,318,011	$2,328,822

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2007	December 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$139,632	$169,283	$131,159
Accounts payable	173,864	192,797	220,181
Accounts payable - unconsolidated affiliates	8,815	10,730	644
Customer advances and deposits	86,099	122,086	133,608
Accrued compensation	15,007	13,858	18,519
Income taxes payable	12,712	23,763	11,549
Current portion of long-term obligations	150,000	22,513	164,000
Current liabilities of discontinued operations	—	15,816	13,314

Total current liabilities	586,129	570,846	692,974

Long-term obligations	400,644	548,769	398,952

Pensions and other postretirement benefits	98,242	81,383	100,004

Other long-term liabilities	73,322	76,839	70,528

Deferred income taxes	47,881	34,038	29,809

Total liabilities	1,206,218	1,311,875	1,292,267

Minority interests	6,985	14,934	5,822

Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (220,000 at December 31, 2006, and March 31, 2007)	213,023	213,024	213,024
Common stock, no par value, 100,000,000 shares authorized, 27,299,524 shares issued and outstanding (25,923,058 at December 31, 2006, and 26,948,599 at March 31, 2007)	198,581	130,564	176,453
Retained earnings	729,548	678,289	682,232
Accumulated other comprehensive loss	(31,521)	(30,675)	(40,976)

Total shareholders’ equity	1,109,631	991,202	1,030,733

Total liabilities and shareholders’ equity	$2,322,834	$2,318,011	$2,328,822

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Nine Months Ended December 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$109,258	$24,836
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	145	34,454
Depreciation	31,028	36,662
Amortization	1,597	1,488
Provisions for losses on advances and guaranteed loans to suppliers	12,218	30,250
Restructuring and impairment costs	3,304	15,808
Other, net	16,490	(2,264)
Changes in operating assets and liabilities, net	28,988	(30,381)

Net cash provided by operating activities of continuing operations	203,028	110,853

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of property, plant and equipment	(18,355)	(20,915)
Proceeds from sale of businesses, less cash of businesses sold	26,556	379,379
Proceeds from sale of property, plant and equipment	15,964	4,960
Deposit to escrow account	(32,098)	—

Net cash provided (used) by investing activities of continuing operations	(7,933)	363,424

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Repayment of short-term debt, net	(2,559)	(118,814)
Repayment of long-term debt	(14,000)	(200,000)
Issuance of convertible perpetual preferred stock, net of issuance costs	—	19,478
Issuance of common stock	16,131	5,910
Repurchase of common stock	(4,084)	—
Dividends paid on convertible perpetual preferred stock	(11,137)	(10,973)
Dividends paid on common stock	(36,422)	(33,561)
Other	(907)	(1,325)

Net cash used by financing activities of continuing operations	(52,978)	(339,285)

Net cash provided by continuing operations	142,117	134,992

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	6,495	36,776
Net cash used by investing activities of discontinued operations	(17)	(9,417)
Net cash used by financing activities of discontinued operations	(4,957)	(6,766)

Net cash provided by discontinued operations	1,521	20,593

Effect of exchange rate changes on cash	164	75

Net increase in cash and cash equivalents	143,802	155,660
Cash and cash equivalents of continuing operations at beginning of year	358,236	62,486
Cash and cash equivalents of discontinued operations at beginning of year	239	4,146
Less: Cash and cash equivalents of discontinued operations at end of period	—	1,854

Cash and cash equivalents at end of period	$502,277	$220,438

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is applicable for fiscal years beginning after November 15, 2007. The Company does not expect that SFAS 157 will have a material effect on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which requires that companies record assets acquired, liabilities assumed, and noncontrolling interests in business combinations at fair value, separately from goodwill, as of the acquisition date. This approach differs from the cost allocation approach provided under current accounting guidance and can result in the recognition of a gain at acquisition date if the cost to acquire a business is less than the net fair value of the assets acquired, liabilities assumed, and noncontrolling interests. SFAS 141R also provides new guidance on recording assets and liabilities that arise from contingencies in a business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which means that Universal will apply the guidance to any business combinations occurring on or after the fiscal year that begins on April 1, 2009.

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries that are included in a company’s consolidated financial statements, commonly referred to as “minority interests,” be reported as a component of shareholders’ equity in the balance sheet. It also requires that a company’s consolidated net income and comprehensive income include the amounts attributable to both the company and the noncontrolling interests, identified separately in the financial statements. SFAS 160 further provides that losses attributable to a noncontrolling interest be attributed to the majority shareholder when those losses exceed the equity capital held by the noncontrolling interest. Finally, the new guidance requires certain disclosures about noncontrolling interests in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Universal has various subsidiaries with noncontrolling interests and will begin applying the new guidance for the fiscal year that begins on April 1, 2009. Adoption is not expected to have a material impact on the Company’s financial statements.

NOTE 3. GUARANTEES AND OTHER CONTINGENT LIABILITIES

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At December 31, 2007, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $205 million. About 70% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to third-party banks could result in a liability for the subsidiary under the related guarantee; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $205 million, and any unpaid accrued interest. The fair value liability recorded for the guarantees was approximately $11 million and $12 million at December 31, 2007 and 2006, respectively, and approximately $10 million at March 31, 2007. In addition to these guarantees, the Company has other contingent liabilities totaling approximately $6 million.

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

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The outcome of the appeal is uncertain, and an ultimate resolution to the matter could take several years. The Company has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process. This deposit is accounted for as a non-current asset.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $44 million) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with facts and the Commission’s Statement of Objections. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process. A cash deposit of €30 million (about $44 million) secures the bank guarantee and is classified as a non-current asset.

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

Sale of Remaining Agri-Products Operations

In December 2006, Universal approved a plan to sell the remaining non-tobacco agri-products businesses that were not part of the sale of the Deli Operations. A pretax impairment charge of $11.1 million was recorded in the quarter ended December 31, 2006, to reduce the Company’s aggregate net investment in two of these businesses to estimated fair value less costs to sell. Based on its consolidated income tax position, the Company did not realize a tax benefit on the loss on the sale of these businesses and did not record an income tax benefit on the impairment charge. As noted above, the sale of one of the agri-products businesses was completed in January 2007 at a small gain that was not material to the results of operations or financial condition of the Company. In May 2007 and October 2007, the sales of the other agri-products businesses were completed at prices approximating their net book values after the impairments recorded in prior periods.

Amounts Reported as Discontinued Operations in the Accompanying Financial Statements

The consolidated statements of income and retained earnings reflect the following income (loss) from discontinued operations, net of income taxes, for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2007	2006	2007	2006
Operating results of discontinued operations, net of income taxes	$—	$(552)	$(191)	$9,953
Gain (loss) on sale of businesses, net of income taxes (a)	—	—	363	(33,285)
Impairment charge on businesses held for sale, net of income taxes (b)	—	(11,122)	(317)	(11,122)

Loss from discontinued operations, net of income taxes	$—	$(11,674)	$(145)	$(34,454)

(a)	The loss on sale of businesses during the nine months ended December 31, 2006, reflects the sale of the Deli Operations. The gain on the sale of businesses during the nine months ended December 31, 2007, primarily reflects the completion of the sales of certain of the Company’s other agri-products businesses, final agreement on sales price adjustments for those transactions, and final payment of selling expenses.

(b)	The impairment charge on businesses held for sale during the quarter and nine months ended December 31, 2006, represents the adjustment necessary to reduce the Company’s net investment in the non-tobacco agri-products businesses that were not part of the Deli Operations to estimated fair value less costs to sell. The impairment charge during the nine months ended December 31, 2007, reflects minor changes in estimated fair value for one of those businesses prior to completing its sale.

The operating results for the Company’s discontinued non-tobacco operations for the three and nine months ended December 31, 2007 and 2006, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2007 (c)	2006 (c)	2007 (c)	2006 (c)
Sales and other operating revenues	$—	$73,547	$40,351	$885,501
Costs and expenses	—	73,940	40,472	862,356

Income (loss) before income taxes and other items	—	(393)	(121)	23,145
Income taxes	—	108	—	12,346
Minority interests, net of income taxes	—	51	70	846

Operating results of discontinued operations, net of income taxes	$—	$(552)	$(191)	$9,953

(c)	Deli Operations were sold in September 2006, and businesses (or the assets thereof) composing the remaining agri-products operations were sold in January 2007, May 2007, and October 2007. Results for the nine months ended December 31, 2007, reflect the agri-products businesses sold in May 2007 for two months and October 2007 for six months. Results for the three months ended December 31, 2006, reflect the non-Deli agri-products businesses for the full period. Results for the nine months ended December 31, 2006, reflect the Deli Operations for five months and the other agri-products businesses for the full period.

As permitted under the accounting standards, the Company has allocated interest expense to the discontinued operations for all periods based on the ratio of the net assets of those operations to consolidated net assets. Total interest allocated in addition to direct third-party interest incurred was $0.3 million for the nine months ended December 31, 2007, and $0.6 million and $6.6 million for the three and nine months ended December 31, 2006, respectively.

The assets and liabilities of the discontinued non-tobacco operations reflected in the accompanying consolidated balance sheets at December 31, 2006, and March 31, 2007, were composed of the following:

(in thousands of dollars)	December 31, 2006	March 31, 2007
Assets
Cash and cash equivalents	$1,854	$240
Accounts receivable, net	29,339	16,656
Inventories:
Agri-products	38,835	22,499
Other current assets	2,390	621

Total current assets	72,418	40,016

Property, plant and equipment, net	2,423	1,850
Other noncurrent assets	641	571

Total noncurrent assets	3,064	2,421

Total assets	$75,482	$42,437

Liabilities
Notes payable and overdrafts	$683	$492
Accounts payable	13,830	11,712
Other current liabilities	1,012	843

Total current liabilities	15,525	13,047

Other long-term liabilities	291	267

Total noncurrent liabilities	291	267

Total liabilities	$15,816	$13,314

Since the Deli Operations were sold on September 1, 2006, the balance sheet information for each period shown above reflects only the agri-products businesses that were not part of the Deli Operations. These businesses were classified as “held for sale” at December 31, 2006, and March 31, 2007. Accordingly, balances were reported as current assets or current liabilities in the consolidated balance sheets for those dates.

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

The activity in the Company’s liability for restructuring costs for fiscal year 2007 and the first nine months of fiscal year 2008 was as follows:

(in thousands of dollars)	One-Time and Special Termination Benefits	Other Costs	Total
Balance at March 31, 2006	$4,611	$435	$5,046
Payments during fiscal year 2007:
Quarter ended June 30, 2006	(1,769)	(61)	(1,830)
Quarter ended September 30, 2006	(657)	(61)	(718)
Quarter ended December 31, 2006	(333)	(62)	(395)
Quarter ended March 31, 2007	(521)	(61)	(582)

Balance at March 31, 2007	1,331	190	1,521

Costs and payments during fiscal year 2008:
Costs charged to expense during quarter ended June 30, 2007	3,304	—	3,304

Payments during fiscal year 2008:
Quarter ended June 30, 2007	(786)	(52)	(838)
Quarter ended September 30, 2007	(2,359)	(35)	(2,394)
Quarter ended December 31, 2007	(441)	(34)	(475)

Balance at December 31, 2007	$1,049	$69	$1,118

The termination benefits to employees affected by the restructuring activities in the quarter ended June 30, 2007, were paid during the quarters ended June 30, 2007, and September 30, 2007. The termination benefits to employees affected by the restructuring initiatives in fiscal year 2006 were largely paid in either fiscal year 2006 or 2007; however, a small number of employees who accepted voluntary separation offers are continuing to receive payments. During the nine months ended December 31, 2007, those payments were made to 21 employees.

Impairment Charge on Flue-Cured Tobacco Growing Projects in Zambia

Beginning in fiscal year 2002, Universal made investments in various tobacco growing projects in several African countries. Some of the projects involved the establishment and operational start-up of medium- or large-scale farms. The primary objective of the projects was to replace a portion of the volumes lost in recent years from the significant decline in production of flue-cured tobacco in Zimbabwe and thus continue to meet customer demand for African-origin flue-cured tobacco. During the quarter ended June 30, 2006, the Company began to assess certain of the growing projects to determine whether they could be expected to consistently meet planned production levels and financial targets. In connection with this review, the Company reduced its estimates of expected longer-term crop yields and related future cash flows for certain growing projects in Zambia. Carrying values of the related long-lived assets were also reviewed for potential impairment, resulting in a $12.3 million charge to reduce the carrying values to estimated fair value. Based on the Company’s outlook on its overall tax position, no income tax benefit was recorded on the charge, and therefore, it reduced income from continuing operations and net income by $12.3 million, or $0.48 per share, for the nine months ended December 31, 2006. Also as a result of this review, the Company recorded a valuation allowance in the quarter ended June 30, 2006, for deferred income tax assets related to prior year operating losses in Zambia that reduced income from continuing operations and net income by an additional $4.9 million, or $0.19 per share, for the nine months ended December 31, 2006.

During the fourth quarter of fiscal year 2007, based on further evaluation of the flue-cured growing projects in Africa, the Company made the decision to end its direct involvement in those projects at the completion of the 2006-2007 crop cycle and pursue the sale of the projects to third-party farmers who would be expected to continue growing tobacco on all or a portion of the land. As a result of this decision, the Company recorded additional impairment charges to further adjust the carrying values of growing project assets in Zambia and Malawi to estimated fair value. These impairment charges are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. No material impairment charges related to the growing projects were recorded during the quarter or nine months ended December 31, 2007. Zambia, Malawi, and other African countries remain important sources of flue-cured tobacco, and Universal expects to continue procuring tobacco grown by farmers in those origins.

Impairment of Equipment and Goodwill

In the quarter ended December 31, 2006, the Company recorded a $1.8 million charge for the impairment of certain leaf tobacco processing equipment previously used at its Danville, Virginia processing facility, which was closed in December 2005. Plans to redeploy that equipment at another Universal processing facility changed, and the Company decided to sell the equipment. Also in the quarter ended December 31, 2006, in conjunction with redefining its operating segments to reflect the continuing operations in the leaf tobacco business, the Company reallocated its goodwill to revised reporting units based on applicable accounting guidance. Following the reallocation, a $1.7 million charge was recorded to write off goodwill that was impaired. The combined charges totaled $3.5 million before tax, $2.3 million after tax, or $0.07 per diluted share.

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

During the nine months ended December 31, 2007 and 2006, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
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

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For grantees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. As a result, Universal incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. Expense is also increasing from year to year at the present time due to the inclusion of multiple years’ awards to grantees who are not yet retirement eligible. For the three months ended December 31, 2007 and 2006, the Company recorded total stock-based compensation expense of approximately $1.0 million and $0.5 million, respectively. For the nine months ended December 31, 2007 and 2006, the Company recorded total stock-based compensation expense of approximately $6.6 million and $3.7 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.4 million during the remaining three months of fiscal year 2008.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars - all amounts net of income taxes)	2007	2006	2007	2006
From continuing operations:
Income from continuing operations	$50,752	$35,779	$109,403	$59,290
Foreign currency translation adjustment	3,508	3,105	10,304	7,220
Foreign currency hedge adjustment	(1,355)	(635)	(849)	(414)

Comprehensive income from continuing operations	52,905	38,249	118,858	66,096

From discontinued operations:
Loss from discontinued operations	—	(11,674)	(145)	(34,454)
Foreign currency translation adjustment	—	700	—	(2,695)
Foreign currency hedge adjustment	—	—	—	4,195
Minimum pension liability	—	—	—	8,301

Comprehensive loss from discontinued operations	—	(10,974)	(145)	(24,653)

Total comprehensive income	$52,905	$27,275	$118,713	$41,443

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2007	2006	2007	2006
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
From continuing operations:
Income from continuing operations	$50,752	$35,779	$109,403	$59,290
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,713)	(11,137)	(10,973)

Earnings available to common shareholders from continuing operations	47,040	32,066	98,266	48,317

From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	—	(11,674)	(145)	(34,454)

Net income available to common shareholders	$47,040	$20,392	$98,121	$13,863

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	27,357	25,815	27,285	25,775

Basic earnings (loss) per share:
From continuing operations	$1.72	$1.24	$3.60	$1.87
From discontinued operations	—	(0.45)	(0.01)	(1.33)

Net income per share	$1.72	$0.79	$3.59	$0.54

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
From continuing operations:
Earnings available to common shareholders from continuing operations	$47,040	$32,066	$98,266	$48,317
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	3,713	11,137	—

Earnings available to common shareholders from continuing operations for calculation of diluted earnings (loss) per share	50,752	35,779	109,403	48,317

From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	—	(11,674)	(145)	(34,454)

Net income available to common shareholders	$50,752	$24,105	$109,258	$13,863

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	27,357	25,815	27,285	25,775
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,711	4,708	4,710	—
Employee share-based awards	373	111	385	69

Denominator for diluted earnings (loss) per share	32,441	30,634	32,380	25,844

Diluted earnings (loss) per share:
From continuing operations	$1.56	$1.17	$3.38	$1.87
From discontinued operations	—	(0.38)	(0.01)	(1.33)

Net income per share	$1.56	$0.79	$3.37	$0.54

For the nine months ended December 31, 2006, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effect was antidilutive to earnings per share from continuing operations.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2007	2006	2007	2006
SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$133,319	$123,477	$222,004	$253,489
Other regions (1)	373,670	344,424	1,258,781	1,100,910

Subtotal	506,989	467,901	1,480,785	1,354,399
Other tobacco operations (2)	66,105	43,805	197,856	148,388

Consolidated sales and other operating revenues	$573,094	$511,706	$1,678,641	$1,502,787

OPERATING INCOME
Flue-cured and burley leaf tobacco operations:
North America	$19,395	$19,765	$18,364	$27,169
Other regions (1)	52,016	45,939	147,928	106,520

Subtotal	71,411	65,704	166,292	133,689
Other tobacco operations (2)	16,202	14,214	29,283	22,470

Segment operating income	87,613	79,918	195,575	156,159

Less:
Equity in pretax earnings of unconsolidated affiliates (3)	8,477	9,570	7,231	5,302
Restructuring and impairment costs (4)	—	3,519	3,304	15,808

Consolidated operating income	$79,136	$66,829	$185,040	$135,049

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)	Includes Dark Air-Cured, Special Services and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.
(3)	Item is included in segment operating income, but not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

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

The components of the Company’s net periodic benefit cost for its continuing operations were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2007	2006	2007	2006
Service cost	$1,432	$1,499	$271	$306
Interest cost	3,257	3,163	762	867
Expected return on plan assets	(3,044)	(2,696)	(41)	(43)
Net amortization and deferral	810	1,193	(12)	168

Net periodic benefit cost	$2,455	$3,159	$980	$1,298

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2007	2006	2007	2006
Service cost	$4,290	$4,506	$812	$919
Interest cost	9,751	9,491	2,285	2,602
Expected return on plan assets	(9,132)	(8,100)	(122)	(130)
Settlement cost	—	1,345	—	—
Net amortization and deferral	2,505	2,911	(36)	504

Net periodic benefit cost	$7,414	$10,153	$2,939	$3,895

During the nine months ended December 31, 2007, the Company made contributions of $3.9 million to its pension plans. Additional contributions of approximately $6 million are expected during the remaining three months of the fiscal year.

NOTE 11. INCOME TAXES

The Company’s consolidated effective income tax rate on pretax earnings from continuing operations for both the quarter and nine months ended December 31, 2007, was approximately 36%. The rate was higher than the 35% U.S. federal statutory rate primarily due to excess foreign taxes recorded in countries where the tax rates exceed the U.S. rate, as well as state taxes on income earned in the U.S.

For the quarter and nine months ended December 31, 2006, the effective income tax rates were approximately 37% and 43%, respectively. The rate for the quarter was primarily influenced by excess foreign taxes and U.S. state taxes. The higher effective tax rate for the nine-month period was primarily due to changes in the Company’s tax position in Zambia. As a result of those changes, no income tax benefit was recorded on the $12.3 million impairment charge on flue-cured tobacco growing projects in that country and a valuation allowance of $4.9 million was provided on deferred tax assets related to prior year operating losses there. That impact was partially offset by a reduction in the valuation allowance on deferred tax assets due to the method of attributing income taxes to discontinued operations under the applicable accounting guidance. Without these items, the Company’s effective income tax rate for the quarter and nine months ended December 31, 2006, would have been approximately 37%.

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

During the quarter ended September 30, 2007, the Company reached a favorable resolution with respect to an uncertain tax position in one of its foreign tax jurisdictions, which reduced its liability for unrecognized tax positions by approximately $0.9 million and the amounts accrued for the potential payment of interest by approximately $1.2 million. These amounts were recorded as income tax expense and interest expense prior to the adoption of FIN 48. At December 31, 2007, the Company had $13.5 million of unrecognized tax benefits, of which $1.1 million could have an effect on the effective tax rate if recognized. The balance of unrecognized tax benefits includes $3.0 million related to tax positions for which it is reasonably possible that the total amounts could change significantly within the following twelve months. This amount reflects a possible decrease in unrecognized tax benefits that could result from the completion and resolution of tax audits and expiration of open tax years in various tax jurisdictions.

Universal and its subsidiaries file a U.S. federal income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of April 1, 2007, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2005. Open tax years in state and foreign jurisdictions generally range from three to six years.

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

Liquidity and Capital Resources

Overview

Our liquidity and capital resource requirements are predominantly short-term in nature and primarily relate to working capital required for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements. The marketing of the crop in each geographic area is heavily influenced by weather conditions and follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to reduce liquidity risk.

During a typical second half of our fiscal year, inventory and other working capital elements contract, as major crops in Africa are being shipped and shipment of South American crops is nearing completion. In fiscal year 2008, we had lower than normal working capital investment earlier in the year because of smaller burley crops in Africa and a reduction in Canadian crop sizes. By the end of the third quarter, the normal contraction of working capital had been accelerated by earlier shipments of crops from Africa and Brazil and changes in delivery terms for some customers. As a result, operating cash flow increased and cash balances grew significantly. Although this seasonal pattern is typical, we have shipped a larger proportion of current crops and inventory levels are lower than we have experienced in recent years. We believe that crop investments will revert to normal patterns in the coming crop cycle.

Operations

Operating activities provided $203 million of cash flow during the nine months ended December 31, 2007. Tobacco inventory fell by about $109 million during the period due to earlier shipments and smaller crops. Tobacco inventory levels were $169 million below the December 31, 2006 levels, primarily due to rapid shipment of the crops in South America and Africa, the reduction in Canadian crop sizes, and lower inventories held for customers by the Special Services segment. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. During the nine months, accounts receivable fell by about $27 million reflecting the earlier delivery pattern. In the same period, advances from customers decreased by $47 million and trade accounts payable declined by $46 million.

We generally do not purchase material quantities of tobacco on a speculative basis. At December 31, 2007, our uncommitted inventories were $64 million, or about 13% of total tobacco inventory, compared to $120 million, or about 20% of our March 31, 2007, inventory, and $109 million, or about 17% of our December 31, 2006, inventory. The effect of the decreased volumes of uncommitted inventories was partially offset by increased inventory cost due to the weak U.S. dollar.

Investing

During the nine months ended December 31, 2007, we invested about $18 million in fixed assets, which was $13 million less than our depreciation expense of $31 million. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. Through the third quarter last year, capital spending was about $21 million. Depreciation expense was lower in the current fiscal year, primarily because of the sale of certain assets and the closure of others in fiscal year 2007.

In addition, during the quarter, our Italian subsidiary deposited €22 million (about $32 million) in additional funds as collateral for a bank guarantee to the European Commission in order to stay execution during the appeal process of fines imposed in 2005. Those fines are more fully described in Note 3 of Notes to Consolidated Financial Statements. The total cash deposit of €30 million (about $44 million) secured the bank guarantee and is classified as a non-current asset.

Financing

Total debt and customer advances decreased by over $50 million to $776 million during the nine months ended December 31, 2007, as we used cash on hand to fund our operating needs and repay $14 million in medium-term notes that matured during the period. Net of cash and cash equivalents, total debt and customer advances has decreased by about $195 million since March 31, 2007, and by about $368 million since December 31, 2006, due to higher operating cash flows from working capital reductions, the sale of our remaining non-tobacco businesses, and the proceeds from the issuance of stock pursuant to executive stock options. We plan to use cash on hand to retire $150 million in medium-term notes maturing in February 2008.

In August 2007, we entered into a new five-year revolving bank credit agreement and terminated an existing five-year revolving credit facility. The new agreement provides for a revolving credit facility of $400 million, which matures in August 2012. The covenants under the new facility require that we maintain a minimum level of tangible net worth and observe limits on debt levels. As of December 31, 2007, we were in compliance with the covenants of our debt agreements. Our notes payable and overdrafts and current maturities of long-term debt totaled $290 million. We had the entire $400 million available under our new committed revolving credit facility and $502 million in cash. In addition, we had more than $400 million in unused, uncommitted credit lines.

On November 7, 2007, we announced that our Board of Directors had approved the purchase of up to $150 million of our common stock through November 2009. The purchases will be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. The purchases are expected to be funded primarily from our operating cash flow. During the quarter ended December 31, 2007, we purchased 79 thousand shares of common stock for an aggregate cost of $4.1 million. We currently have approximately 27.3 million common shares outstanding. We believe that our liquidity and capital resources at December 31, 2007, remained adequate to support our foreseeable operating needs.

Results of Operations

Income from continuing operations for the third quarter of fiscal year 2008, which ended on December 31, 2007, increased by 42% to $50.8 million, or $1.56 per diluted share. In the same quarter last year, continuing operations earned $35.8 million, or $1.17 per diluted share. For fiscal year 2008, the third quarter’s results reflected higher earnings in the Other Regions segment of our flue-cured and burley operations, as well as Other Tobacco Operations. Earnings also benefited from lower net interest expense. Last year’s net income for the quarter totaled $24.1 million, or $0.79 per diluted share, including results from discontinued operations. There was no income or loss from discontinued operations in the quarter ended December 31, 2007, as we had completed the sale of our non-tobacco operations at the beginning of the period.

For the nine months ended on December 31, 2007, we earned $109.4 million from continuing operations, or $3.38 per diluted share, compared to $59.3 million, or $1.87 per diluted share last year. The significant improvement in the nine-month results was caused by a number of factors, including shipment timing, lower net interest expense, lower charges this year related to our African flue-cured growing projects, and our lower effective tax rate. The favorable comparisons were offset in part by significantly lower margins in Africa, after adjusting for last year’s charges, combined with lower carryover sales and lower old-crop burley sales by the North America segment. In addition, higher currency remeasurement and transaction gains offset some of the increased costs related to the weaker U.S. dollar. Net income for the nine months, including results from discontinued operations, was $109.3 million, or $3.37 per diluted share, compared to $24.8 million, or $0.54 per diluted share, for the same period in the prior year.

Sales and other operating revenues were up 12% in each period, totaling $573 million in the quarter and $1.7 billion for the nine months. In the quarter, the growth was principally due to higher volumes in Europe, Asia, Africa, and the Special Services group, as well as the impact of currency changes. A significant part of the volume increase was related to shipment timing. For the nine months, the increase was more widely dispersed and caused by higher volumes and higher leaf prices in U.S. dollar terms in most regions.

The North America segment of the flue-cured and burley operations reported operating income of $19.4 million for the quarter, nearly level with the prior year, despite the effect of crop reductions in Canada and the absence of last year’s sales of old-crop U.S. burley. Higher volumes of current crop tobacco in most origins combined with improved pricing in some areas largely offset those negative factors, and the net effect caused an 8% increase in revenues for the quarter.

For the nine months, the North America segment reported operating income of $18.4 million compared to $27.2 million in the prior year. The reduction reflected lower carryover sales in the United States this year, the effect of old-crop U.S. burley sales last year, increased operating costs associated with handling the drought-affected crop in the United States, and the significant reduction of the Canadian crop. Pricing and volume improvements in some origins mitigated part of the decline in earnings caused by those factors. In addition, last year’s results reflected a $3 million gain on the sale of idle assets. Revenues for this segment fell by $31.5 million, to $222 million, compared to last year.

The Other Regions segment of the flue-cured and burley operations earned $52.0 million, up 13% from the same quarter in fiscal year 2007, driven by improvement in operations in Europe and Asia. The segment also recognized higher income that had been deferred on sales of leaf to another segment to provide just-in-time delivery services. That leaf has now been delivered to customers. Despite higher volumes due to accelerated shipments, African results fell, reflecting lower margins as smaller crops, higher farm prices, and the weaker U.S. dollar increased unit costs significantly. Europe saw improvement in the quarter due to earlier shipments, better product mix, and additional blending and sheet volumes, while Asia’s comparisons improved with the absence of last year’s flood-related costs in the Philippines and additional trading volumes, some of which represented shipment delays earlier in the year. Revenues for this segment increased by $29 million in the quarter. In several origins, higher gains from currency remeasurement and transactions offset part of the increased costs related to purchasing and processing tobacco with weaker U.S. dollars.

For the nine months, the Other Regions segment of the flue-cured and burley operations earned $147.9 million compared to $106.5 million last year, an increase of nearly 39%. The increase reflected improved results in all regions. In addition to the improvements in Europe and Asia and recognition of deferred income that benefited the quarter, the nine-month period reflected lower charges for inventory and farmer receivables this year, primarily in Africa, which contributed $26 million to the comparison. Currency remeasurement and transaction gains mitigated only some of the effects of the weaker U.S. dollar on costs. The segment also benefited from larger crops in the Philippines where flooding reduced last year’s crops and lower overhead costs in Africa and Asia. Those improvements were partially offset by lower operating margins in Africa, after adjusting for last year’s charges, on higher volumes shipped as the African season rapidly draws to a close. Revenues for the Other Regions segment increased by about 14% to $1.3 billion.

The Other Tobacco Operations segment results improved by $2 million in the quarter to $16.2 million and revenues increased by $22 million to $66 million. Most of these increases related to accelerated sales volumes for the Special Services group as part of the business is being absorbed by regional operations. That change was also primarily responsible for the 30% increase in segment operating income for the nine months and a 33% growth in revenues. Earnings from our oriental tobacco joint venture were also up for the nine months, mainly due to a gain from the sale of an investment, and remeasurement gains, which partially offset the adverse effect of currency changes on its costs.

Selling, general and administrative expenses, which are included in segment operating results, fell by over $15 million in the quarter, primarily related to currency benefits of approximately $10 million from transactions and from remeasurement of net foreign currency asset positions as the U.S. dollar weakened. For the nine months, selling, general, and administrative expenses dropped by approximately $39 million. In addition to an $18 million reduction in provisions for farmer receivables, expenses for the nine-month period were offset by a $21 million increase in net foreign exchange remeasurement and transaction gains. Of the transaction gains, about $7 million is due to forward currency exchange contracts related to certain customer sales contracts. The forward contracts were not accounted for as hedges, and mark-to-market gains were included in income as they occurred. The effect of the weaker U.S. dollar on costs is widely dispersed through our results and is not offset against currency gains in reporting those gains. Increases in corporate overhead for stock-based compensation and incentive compensation were partially offset by lower legal fees.

We recorded higher interest income and lower interest expense as a result of funds provided by tobacco operations, the sale of our non-tobacco businesses, asset sales, and executive stock option exercises. Net interest savings were $4.3 million for the quarter and $15.8 million for the nine months. The effective income tax rate for the nine months, at approximately 36%, is higher than the U.S. federal statutory income tax rate primarily because of U.S. state income taxes and excess foreign taxes recorded in countries where the tax rates exceed U.S. rates. In addition, the restructuring charges in the nine-month period provided tax benefits at a rate that was below the statutory rate, which increased the effective tax rate. For the full fiscal year, the rate is expected to be slightly below 37%. The effective tax rate last year for the nine-month period was 42.8%. We did not record any tax benefit on our $12.3 million asset impairment charge last year since we believed that we would be unable to utilize the net operating loss carryforward generated by the charge. A valuation allowance of $4.9 million on deferred tax assets associated with Zambia also increased last year’s effective tax rate. That impact was partially offset by a reduction in the valuation allowance on deferred tax assets due to the method of attributing income taxes to discontinued operations under the applicable accounting guidance.

Results for the third fiscal quarter and the nine months have improved despite difficult supply shortages and rapidly rising costs that were due in part, to the weak U.S. dollar. Much of our improvement came from the reduction of restructuring charges and provisions for inventory valuation and farmer advances. However, our inventories have fallen by over 25% since last year, primarily reflecting the smaller crops in Africa and Canada and more rapid shipment of leaf during fiscal year 2008. That acceleration of shipments, which has led to near completion of yearly shipping in some origins, and the accompanying substantial reduction in total inventories, is likely to mean lower shipments in future quarters. We will continue to work with our customers to mitigate the effect of the weak dollar on our unit costs. Despite these many challenges, we believe that we have been taking the necessary actions to improve our performance. Our business model is sound, and we believe that because of our dedication to producing quality leaf and service to our customers, we will continue to be successful in the long term.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of December 31, 2007, tobacco inventory of $487 million included about $423 million in inventory that was committed for sale to customers and about $64 million that was not committed. Committed inventory, after deducting $86 million in customer deposits, represents our net exposure of $337 million. We maintain a portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $190 million at December 31, 2007. A hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1.9 million, and that amount would be more than offset with changes in customer charges.

In addition, a significant portion of our cash balances, which totaled $502 million at December 31, 2007, are invested at variable interest rates. At December 31, 2007, cash levels, a 1% change in short-term interest rates would result in an annual interest income change between $4.5 million and $5.0 million.

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

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The outcome of the appeal is uncertain, and an ultimate resolution to the matter could take several years. The Company has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process. This deposit is accounted for as a non-current asset.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $44 million) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with facts and the Commission’s Statement of Objections. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process. A cash deposit of €30 million (about $44 million) secures the bank guarantee and is classified as a non-current asset.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2007:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Oct. 1, 2007 to Oct. 31, 2007	—	—	—	$150,000,000
Nov. 1, 2007 to Nov. 30, 2007	31,840	$51.78	31,840	$148,351,325
Dec. 1, 2007 to Dec. 31, 2007	58,050	$51.63	58,050	$145,354,230

Total	89,890	$51.68	89,890	$145,354,230

(1)	Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)	Amounts listed for average price paid per share includes broker commissions paid in the transactions.
(3)	The stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2007. The stock repurchase plan authorizes the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors. The stock repurchase plan will expire on the earlier of November 15, 2009, or when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.	EXHIBITS

10.1	Universal Corporation 2007 Stock Incentive Plan, dated August 7, 2007.*

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2008	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)