Form 10-K
period 2008-03-31
UNIVERSAL CORP /VA/
filed 2008-05-30
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $1.2 billion at September 30, 2007.

As of May 28, 2008, the total number of shares of common stock outstanding was 26,983,450.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the 2008 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

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

This Annual Report uses the terms “Universal”, “the Company”, “we”, “us”, and “our” to refer to Universal Corporation and its subsidiaries when it is not necessary to distinguish among Universal Corporation and its various operating subsidiaries or when any distinction is clear from context.

PART I

Item 1.	Business

A.	The Company

Overview

We are one of the world’s leading leaf tobacco merchants and processors, based on volumes handled by our subsidiaries and affiliates. Previously, we also had lumber and building products and agri-products operations; however, we sold the lumber and building product operations, along with a portion of our agri-products operations, in September, 2006. The remaining agri-products operations or their assets were sold during fiscal years 2007 and 2008. We report the assets, liabilities, revenues, and expenses of the lumber and building products and agri-products businesses as discontinued operations for all periods in the accompanying financial statements. Our worldwide tobacco business, which has been our principal focus since our founding in 1918, now represents our continuing operations. The reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. Our third reportable segment is Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco-related services. We generated approximately $2.1 billion in consolidated revenues and earned approximately $218 million in total segment operating income in fiscal year 2008. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

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

•

Strong local management. We operate with strong local management in major leaf tobacco markets. We believe that by having strong local management we can react quickly to changes in market conditions to ensure that we continue to deliver the high quality, competitively priced products our customers expect.

•

Diversified sources. We strive to maintain diversified sources of leaf tobacco to minimize reliance on any one area so long as customers are willing to support such diversity. Although proportions vary with relative crop sizes, historically, North America and Africa each have provided between 20% and 30% of the aggregate volume of flue-cured and burley tobacco that we handle, and South America has provided between 25% and 35% of that aggregate volume.

•

Low-cost quality producer. Our goal is to be the low-cost producer of quality products and services for our customers. We focus on producing a quality product in a cost-effective manner. We sponsor farmer programs in good agricultural practices, reduction of non-tobacco related materials, and social responsibility, among others.

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

In addition, our Corporate Governance Guidelines, Code of Conduct, and charters for the Audit Committee, the Executive Committee, the Executive Compensation, Nominating, and Corporate Governance Committee, the Pension Investment Committee, and the Finance Committee are available free of charge to shareholders and the public through the “Corporate Governance” section of our website. Printed copies of the foregoing are available to any shareholder upon written request to our Treasurer at the address set forth on the first page of this Annual Report.

B.	Description of Business

General

Our business involves selecting, buying, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. We do not manufacture cigarettes or other consumer tobacco products. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing countries around the world, we process and/or sell flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, providing just-in-time inventory management, and manufacturing reconstituted sheet tobacco. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. We generate our revenues from product sales, processing fees, and fees for other services. Over 80% of our volume is derived from sales to a limited number of large, multinational cigarette manufacturers. Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2008, our flue-cured and burley operations accounted for 85% of our revenues and 82% of our segment operating income.

Because unprocessed, or green tobacco, is a perishable product, processing of leaf tobacco is an essential service to our customers. Our processing of leaf tobacco includes grading in the factories, blending, quality picking, separation of leaf lamina from the stems, drying, and packing to precise moisture targets for proper aging. Accomplishing these tasks generally requires investment in plants and machinery in areas where the tobacco is grown. Processed tobacco that has been properly packed can be stored by customers for a number of years prior to use, but most processed tobacco is used within two to three years.

We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco. We estimate that we usually purchase between 20% and 30% of the annual production of such tobaccos in Brazil and between 35% and 45% in Africa. These percentages can change from year to year based on the size, price, and quality of the crops. We also have a major processing facility in the United States, which normally handles between 35% and 45% of U.S. flue-cured and burley tobacco production. In the United States, we sell processed U.S. tobacco to cigarette manufacturers, and we process U.S. flue-cured and burley tobacco on a fee basis, which we also refer to as “toll processing”. We participate in the procurement, processing, and sale of oriental tobacco through ownership of a 49% equity interest in what we believe to be the largest oriental leaf tobacco merchant in the world, Socotab, L.L.C. In addition, we maintain a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our operations in all of the major source areas, our development of processing equipment and technologies, our financial position, our ability to meet customer demand and requirements, and perhaps most important, our long-standing relationships with customers. We also have a leading position in worldwide dark tobacco markets. Our dark tobacco operations are located in most of the major producing countries as well as other markets. Major producing countries for dark tobacco include the United States, the Dominican Republic, Ecuador, Indonesia, Paraguay, the Philippines, Nicaragua, and Brazil. Dark tobaccos are typically used in the manufacture of cigars, pipe tobacco, smokeless tobacco products, and as components of certain “roll-your-own” products.

Sales are made by our sales force and, to a lesser degree, through the use of commissioned agents. Most customers are long-established tobacco product manufacturers.

We conduct our business in varying degrees in a number of countries, including Argentina, Bangladesh, Belgium, Brazil, Canada, the Democratic Republic of the Congo, the Dominican Republic, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Nicaragua, Paraguay, the People’s Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, Uganda, the United States, Zambia, and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Greece, Macedonia, and Turkey.

In the majority of the countries where we operate, including Argentina, Brazil, Guatemala, Hungary, Indonesia, Italy, Malawi, Mexico, Mozambique, the Philippines, Poland, Tanzania, the United States, Zambia, and Zimbabwe, we contract directly with tobacco farmers or tobacco farmer cooperatives, in most cases before harvest, and thereby take the risk that the delivered quality and quantity may not meet market requirements. Outside the United States, we also provide agronomy services and crop advances of, or for, seed, fertilizer, and other supplies. Tobacco in Canada, and to a certain extent, in India, Malawi, and Zimbabwe, is purchased under an auction system.

Our foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, we advance funds, guarantee local loans, or do both, each in substantial amounts, for the purchase of tobacco. The preponderance of these seasonal advances and loan guarantees terminate in one year or less. Most tobacco sales are denominated in U.S. dollars, thereby reducing our foreign currency exchange risk. See “Risk Factors.”

For a discussion of recent developments and trends in, and factors that may affect, our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.”

Seasonality

Our operations are seasonal in nature. Tobacco in Brazil is usually purchased from January through July, while buying in Malawi, Mozambique, and other African countries typically begins around April and continues through about November. Farmers begin to sell U.S. flue-cured tobacco in late July and the marketing season lasts for approximately four months. U.S. burley tobacco farmers deliver their crop from mid-November through mid-February. These different marketing periods reduce the overall seasonality of our business.

We normally operate our processing plants for approximately seven to nine months of the year. During this period, inventories of green tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Cash and current liabilities, particularly short-term notes payable to banks and customer advances, are means of financing this expansion of current assets and normally reach their peak usage during this processing period. Our balance sheet at our fiscal year end normally reflects seasonal expansions in working capital in South America, Central America, and Western Europe. However, in recent years, later crops in South America moved South American working capital expansion into the first quarter of our fiscal year.

Customers

A material part of our business is dependent upon a few customers. For the year ended March 31, 2008, each of Altria Group, Inc. (“Altria”) and Japan Tobacco Inc., including its respective affiliates, accounted for more than 10% of our revenues from continuing operations. The loss of, or substantial reduction in business from, either of these customers or any other significant customer would have a material adverse effect on our results. We have long-standing relationships with these customers. On March 28, 2008, Altria completed the spin-off of its international tobacco business, Philip Morris International, Inc. (“PMI”). We conduct business with both PMI and Altria’s retained domestic tobacco business, Philip Morris USA, Inc., and we believe that the spin-off will have no material effects on our results.

We had orders from customers for approximately $514 million of our tobacco inventories at March 31, 2008. Based upon historical experience, we expect that at least 90% of such orders will be delivered during the following twelve months. Delays in the delivery of orders can result from such factors as changing customer requirements for shipment, container availability, and port access.

We recognize sales revenue at the time that title to the tobacco and risk of loss passes to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, principally the United States, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the ability to meet customer specifications in the buying, processing, and financing of tobacco, as well as the price charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy the available tobacco. Our principal competitor is Alliance One International, Inc. (“Alliance One”). Alliance One operates in many of the countries where we operate. We believe that we hold the larger worldwide market share based on volume handled by our subsidiaries and affiliates. However, based on our estimates, we do not believe that the market shares differ substantially between the two companies. British American Tobacco p.l.c., a multinational tobacco product manufacturer, has subsidiaries that also compete with us in some markets. In most major markets, smaller competitors are very active. These competitors typically have lower overhead requirements and provide less support to farmers. Due to their lower cost structures, they can often offer a price on products that is lower than our price. However, we believe that we provide quality controls that are necessary for our customers and make our products highly competitive.

Reportable Segments

We evaluate the performance of our business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers. Dark Air-Cured supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and Oriental supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services provides just-in-time inventory services for certain customers and laboratory services including physical and chemical product testing for customers.

The five regional operating segments serving our cigarette manufacturer customers share similar characteristics in the nature of their products and services, production processes, class of customer, product distribution methods, and regulatory environment. Based on the applicable accounting guidance, four of the regions – South America, Africa, Europe, and Asia – are aggregated into a single reporting segment, Other Regions, because they also have similar economic characteristics. North America is reported as an individual operating segment because its economic characteristics are dissimilar from the other regions, as its operations do not require significant working capital investments for crop financing and inventory, and toll processing is an important source of its operating income. The Dark Air-Cured, Oriental, and Special Services segments, which have dissimilar characteristics in some of the categories mentioned above, are reported together as Other Tobacco Operations because each is below the measurement threshold for separate reporting.

Financial Information about Segments

Our North America and Other Regions reportable segments, which are part of our flue-cured and burley tobacco operations, accounted for 16% and 69% of our revenues and 16% and 66% of our segment operating income, respectively, in fiscal year 2008. Our Other Tobacco Operations reportable segment accounted for 15% of our revenues and 18% of our segment operating income in fiscal year 2008. Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years, along with segment assets for each reportable segment at March 31, 2008, 2007, and 2006, are set forth in Note 14 to our consolidated financial statements, which are included in this Annual Report. Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 14 to our consolidated financial statements.

C.	Employees

We employed over 25,000 employees throughout the world during the fiscal year ended March 31, 2008. This figure is estimated because the majority of our personnel are seasonal employees.

D.	Research and Development

No material amounts were expended for research and development during the fiscal years ended March 31, 2008, 2007, or 2006.

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

The total supply of tobacco at any given time is a function of current tobacco production, inventories held by manufacturers, and the volumes of uncommitted stocks of processed tobacco from prior years’ production. Production of tobacco in a given year may be significantly affected by such factors as:

•	weather and natural disasters,

•	crop infestation and disease,

•	volume of annual tobacco plantings and yields realized by farmers,

•	farmers electing to grow crops other than tobacco, and

•	demographic shifts reducing the number of farmers or the amount of land available to grow tobacco.

Any significant change in these factors could cause a material imbalance in the supply and demand for tobacco, which would affect our results of operations.

Our financial results will vary according to growing conditions, customer requirements, and other factors. These factors also reduce the ability to gauge our performance and increase the risk of an investment in our common stock or other securities.

Our financial results, particularly from quarter to quarter, may be significantly affected by fluctuations in tobacco growing seasons and crop sizes. The timing of the cultivation and delivery of tobacco is dependent upon a number of factors, including weather and other natural events, and our processing schedule and results of operations can be significantly altered by these factors.

Further, the timing and unpredictability of customer orders and shipments may require us to keep tobacco in inventory, increase our risk, and result in variations in quarterly and annual financial results. We base sales recognition on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on the needs and shipping instructions of our customers and the availability of transportation services. These fluctuations result in varying volumes and sales in given periods, which also reduce the comparability of financial results for different periods or for the same periods in different years.

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

When we contract directly with tobacco farmers or tobacco farmer cooperatives, which is the method we use to purchase tobacco in most countries, we bear the risk that the tobacco delivered may not meet customer quality and quantity requirements. If the tobacco does not meet such market requirements, we may not be able to meet all of our customers’ orders, and such failure would have an adverse effect on profitability and results of operations. Because in a contract market we buy all of the farmers’ production, which encompasses many styles, we also have a risk that not all of that production will be readily marketable. In addition, in many foreign countries, where we purchase tobacco directly from farmers, we provide them with financing. Unless we receive marketable tobacco that meets the quality and quantity specifications of our customers, we bear the risk that we will not be able to fully recover our crop advances or recover them in a reasonable period of time. Although this risk does not exist or is reduced where we purchase a portion of our leaf tobacco through public auction, several countries where auction markets are used today may be moving toward direct purchasing, thus increasing the areas subject to this risk.

Weather and other conditions can affect the marketability of our products.

Tobacco crops are subject to vagaries of the weather and the environment that can, in some cases, change the quality or size of the crops. If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to manufacturers, which would result in a reduction in revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of products required by our customers. In addition, other items can affect the marketability of tobacco, including, among other things, the presence of:

•	excess residues of pesticides, fungicides, and herbicides

•	foreign matter, and

•	genetically modified organisms.

A significant event impacting the condition or quality of a large amount of any of the crops that we buy could make it difficult for us to sell these products or to fill customers’ orders.

Regulatory and Governmental Factors

Government efforts to regulate the production and consumption of tobacco products could have a significant impact on the businesses of our customers, which would, in turn, affect our results of operations.

The U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for our products and services. These activities have included:

•	the U.S. Environmental Protection Agency’s decision to classify environmental tobacco smoke as a “Group A” (known human) carcinogen,

•	restrictions on the use of tobacco products in public places and places of employment,

•	proposed legislation authorizing the U.S. Food and Drug Administration to regulate the production and marketing of tobacco products,

•	proposals to increase the federal, state, and local excise taxes on cigarettes and other tobacco products,

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

Numerous other legislative and regulatory anti-smoking measures have been proposed at the federal, state, and local levels. Excluding the effect of tobacco contained in cigarettes imported into the United States, we estimate that less than 15% of the flue-cured and burley tobaccos that we handle worldwide are ultimately consumed in the United States. Flue-cured and burley tobacco operations provide 85% of our revenues.

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

Government actions can have a significant effect on the sourcing of tobacco. If some of the current efforts are successful, we could have difficulty obtaining sufficient tobacco to meet our customers’ requirements, which could have an adverse effect on our performance and results of operations.

Various proposals to reform U.S. immigration laws could impact the number of legal temporary agricultural workers entering the United States to work on tobacco producing farms. In addition, the WHO, through the FCTC, has created a formal study group to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production. The study group began its work in February 2007. If the number of legal temporary agricultural workers allowed into the United States were further restricted or if certain countries were to partner with the FCTC study group and seek to eliminate or significantly reduce leaf tobacco production, we could encounter difficulty in sourcing leaf tobacco to fill customer requirements, which could have an adverse effect on our results of operations.

Because we conduct a significant portion of our operations internationally, political and economic uncertainties in certain countries could have an adverse effect on our performance and results of operations.

Our international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include undeveloped or antiquated commercial law, the expropriation or nationalization of assets, and authority to revoke or refuse to renew business licenses, may adversely impact our ability to effectively manage our operations in those countries. For example, in the past, we have experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government’s economic policies, and government actions in Zimbabwe have reduced the tobacco crop there, causing us to shift sourcing of tobacco to other countries. We have substantial capital investments in South America and Africa, and the performance of our operations in those regions can materially affect our earnings. If the political situation in any of the countries where we conduct business were to deteriorate significantly, our ability to recover assets located there could be impaired. To the extent that we do not replace any lost volumes of tobacco with tobacco from other sources, or we incur increased costs related to such replacement, our results of operations would suffer.

Changes in tax laws in the countries where we do business may adversely affect our results of operations.

Through our subsidiaries, we are subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect our earnings, as can the resolution of various pending and contested tax issues. For example, changes made during fiscal year 2005 in certain tax laws in the state of Rio Grande do Sul in Brazil, which have limited the realization of value-added tax credits generated on interstate sales of tobacco in Brazil, increased our cost of doing business in that country. See Note 13 of “Notes to Consolidated Financial Statements” for additional information on this tax.

Financial Factors

Failure of our customers or farmers to repay extensions of credit could materially impact our results of operations.

We extend credit to both farmers and customers. A significant bad debt provision related to amounts due could adversely affect our results of operations. In addition, crop advances to farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, delivery failure, or permanent reductions in crop sizes, full recovery of advances may never be realized, or otherwise could be delayed until future crops are delivered. See Notes 1 and 13 of “Notes to Consolidated Financial Statements” for more information on these extensions of credit.

Fluctuations in foreign currency exchange rates may affect our results of operations.

We account for most of our tobacco operations using the U.S. dollar as the functional currency. The international tobacco trade generally is conducted in U.S. dollars, and we finance most of our tobacco operations in U.S. dollars. This generally limits foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. In certain tobacco markets that are or were primarily domestic, we use the local currency as the functional currency. Examples of these markets are Hungary and Poland. In other markets, such as Western Europe, where export sales have been denominated primarily in local currencies, we also use the local currency as the functional currency. In these markets, reported earnings are affected by the translation of the local currency into the U.S. dollar. See also “Qualitative and Quantitative Disclosure About Market Risk.”

Our purchases of tobacco are generally made in local currency, and we also provide farmer advances that are denominated in the local currency. Currency gains or losses on those advances are period costs, and they are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effects of differences in the cost of tobacco are generally not realized until the tobacco is sold, which often occurs in a subsequent quarter or fiscal year. The difference in timing could affect our profitability in a given quarter or fiscal year.

Changes in exchange rates can also make a particular crop more or less expensive in U.S. dollar terms. If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market. This could negatively affect the profitability of such crop and our results of operations.

Because there are no active forward foreign exchange markets in many of the major countries where we source tobacco, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale and by minimizing our net investment in these countries. To the extent that we have net monetary assets or liabilities in local currency, we may have currency remeasurement gains or losses that will affect our results of operations.

Changes in interest rates may affect our results of operations.

In our business, customers usually either pre-finance purchases or pay market rates of interest for inventory purchased on order. From time to time, we borrow long-term debt at fixed rates. Through hedging agreements, we may swap the interest rates on our existing fixed-rate debt to floating market interest rates to better match the interest rates that we charge our customers. To the extent we are unable to match these interest rates, a decrease in short-term interest rates could increase our net financing costs. In addition, in fiscal years 2008 and 2007, we have had significant amounts of cash invested. Decreases in short-term interest rates reduce the income we derive from those investments.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Except as noted, we own the following significant properties (greater than 500,000 square feet):

Location	Principal Use	Area
Flue-Cured and Burley Leaf Tobacco Operations:		(Square Feet	)
North America:
United States
Nash County, North Carolina	Factory and storages	1,284,000

Canada
Simcoe	Factory and storages	569,000

Other Regions:
Brazil
Santa Cruz	Factory and storages	2,492,000
Joinville(1)	Factory and storages	1,097,000
Venancio Aires	Storages	860,000

Malawi
Lilongwe	Factory and storages	1,194,000

Mozambique
Tete	Factory and storages	737,000

Tanzania
Morogoro	Factory and storages	798,000

Zimbabwe
Harare(2)	Factory and storages	1,342,000

Other Tobacco Operations:
United States
Lancaster, Pennsylvania	Factory and storages	636,000

(1)	Leased from a third party
(2)	Owned by an unconsolidated subsidiary.

We own the land and building located at 1501 North Hamilton Street in Richmond, Virginia, where we are headquartered. The building contains approximately 83,000 square feet of floor space, which is more than adequate for our needs. We have executed a letter of intent to sell the headquarters building. Closing is expected by end of fiscal year 2009, and we plan to lease a smaller facility in the Richmond, Virginia, area for our headquarters location.

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

In addition to our significant properties listed above, we own other processing facilities in the following countries: Germany, Hungary, Italy, the Netherlands, the Philippines, Poland, and the United States. In addition, we have ownership interests in processing plants in Guatemala and Mexico and have access to processing facilities in other areas, such as Argentina, India, the People’s Republic of China, South Africa, Uganda, and Zambia. Socotab L.L.C., an oriental tobacco joint venture in which we own a minority interest, owns tobacco processing plants in Turkey, Macedonia, Greece, and Bulgaria.

Except for the Lancaster, Pennsylvania facility, the facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. The Lancaster facility and another facility in Virginia, as well as facilities in Brazil, the Dominican Republic, Indonesia, and Paraguay, process tobacco used in making cigar, pipe, and smokeless products, as well as components of certain “roll-your-own” products.

Item 3.	Legal Proceedings

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of our subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES, and a fine of €11.9 million on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. We recorded a charge of about €12 million (approximately $14.9 million at the September 2004 exchange rate) in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against our subsidiaries.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $47.4 million at the March 31, 2008 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

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

U.S. Foreign Corrupt Practices Act

As a result of a posting to our Ethics Complaint hotline alleging improper activities that involved or related to certain of our tobacco subsidiaries, the Audit Committee of our Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. At this time, the payments involved appear to have approximated $1 million over a five-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but we believe those activities did not violate U.S. antitrust laws. We voluntarily reported these activities to the appropriate U.S. authorities. On June 6, 2006, the Securities and Exchange Commission notified us that a formal order of investigation had been issued.

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

Other Legal Matters

In addition to the above-mentioned matters, some of our subsidiaries are involved in other litigation or legal matters incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, we are vigorously defending the claims and do not currently expect that any of them will have a material adverse effect on our financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Cash dividends declared		$0.44	$0.44	$0.45	$0.45
Market price range	High	66.60	62.55	54.08	67.08
	Low	59.66	44.48	44.85	45.69

2007
Cash dividends declared		$0.43	$0.43	$0.44	$0.44
Market price range	High	38.41	38.63	50.05	61.35
	Low	36.02	35.02	36.14	46.70

2006
Cash dividends declared		$0.42	$0.42	$0.43	$0.43
Market price range	High	48.03	47.70	43.99	48.21
	Low	43.08	38.83	36.31	36.17

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under the terms of the Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), we may not declare or pay dividends on our common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid. The Preferred Stock contains provisions that prohibit the payment of cash dividends if certain income and shareholders’ equity levels are not met. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of long-term debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2008. At May 28, 2008, there were 1,681 holders of record of our common stock. See Notes 7 and 11 of Notes to Consolidated Financial Statements for more information on debt covenants and equity securities.

Purchases of Equity Securities

Our purchases of our equity securities during the three months ended March 31, 2008, were as follows:

Common Stock	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Period:
January 1, 2008 to January 31, 2008	117,435	$48.09	117,435	$139,706,322
February 1, 2008 to February 29, 2008	61,150	55.31	61,150	136,324,170
March 1, 2008 to March 31, 2008	56,820	63.63	56,820	132,708,465

Total	235,405	$53.72	235,405	$132,708,465

(1)	During the three months ended March 31, 2008, neither we nor any of our affiliates made any purchases of our equity except those made pursuant to a publicly announced plan or program.
(2)

On November 7, 2007, we announced that our Board of Directors had approved the purchase of up to $150 million of our common stock through November 2009. The purchases will be carried out from time to time on the open market or in privately negotiated transactions. Through March 31, 2008, on a trade date basis, we had purchased 325,295 shares at a total cost of approximately $17.3 million.

Item 6.	Selected Financial Data

	Fiscal Years Ended March 31,				Nine-Month Transition Year Ended March 31, 2004
	2008	2007	2006	2005
	(in thousands, except per share data, ratios and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,145,822	$2,007,272	$1,781,312	$1,667,193	$1,272,387
Income (loss) from continuing operations	$119,301	$80,411	$(2,973)	$68,556	$84,937
Income (loss) from discontinued operations	$(145)	$(36,059)	$10,913	$27,457	$14,699
Net income	$119,156	$44,352	$7,940	$96,013	$99,636
Return on beginning common shareholders’ equity	12.8%	3.8%	1.0%	12.6%	16.1	% *
Earnings (loss) per common share:
Basic:
From continuing operations	$3.83	$2.53	$(0.12)	$2.68	$3.39
From discontinued operations	$(0.01)	$(1.39)	$0.43	$1.08	$0.58
Net income	$3.82	$1.14	$0.31	$3.76	$3.97
Diluted:
From continuing operations	$3.71	$2.52	$(0.12)	$2.66	$3.36
From discontinued operations	$(0.01)	$(1.39)	$0.43	$1.07	$0.58
Net income	$3.70	$1.13	$0.31	$3.73	$3.94

Financial Position at Year End
Current ratio	3.52	2.23	1.94	1.84	2.05
Total assets	$2,134,112	$2,328,822	$2,892,664	$2,885,324	$2,498,408
Long-term obligations	$402,942	$398,952	$762,201	$838,687	$770,296
Working capital	$1,014,734	$852,391	$877,051	$819,047	$789,530
Shareholders’ equity	$1,115,631	$1,030,733	$964,871	$822,388	$759,833

General
Ratio of earnings to fixed charges	5.03	3.32	1.34	3.59	6.14
Ratio of earnings to combined fixed charges and preference dividends	3.30	2.36	1.34	3.59	6.14
Number of common shareholders	1,708	1,807	1,951	2,042	2,126
Weighted average common shares outstanding:
Basic	27,263	25,935	25,707	25,553	25,072
Diluted	32,186	26,051	25,707	25,717	25,277
Dividends per share of convertible perpetual preferred stock (annual rate)	$67.50	$67.50	$—	$—	$—
Dividends per share of common stock (annual rate)	$1.78	$1.74	$1.70	$1.62	$1.14
Book value per common share	$33.23	$30.34	$29.96	$32.04	$29.86

*	Based on nine-month net income.

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

Significant items included in the operating results in the above table are as follows:

•

Fiscal Year 2008 – $12.9 million in restructuring costs, consisting partly of $7.9 million in severance and voluntary termination benefits associated with the downsizing of our operations in Canada, the release of farm managers and workers employed in flue-cured tobacco growing projects that we exited in Zambia and Malawi, a workforce reduction in our operations in Malawi, a decision to close and consolidate a sales and logistics office in Europe, and other cost reduction initiatives at several smaller locations. In addition, restructuring costs included $5 million of curtailment losses associated with actions taken to terminate a small defined benefit pension plan and freeze another small plan. We also recorded a separate charge of $7.8 million to accrue an obligation established by recent Malawi court rulings that require employers there to provide severance benefits in addition to company-sponsored pension benefits in employment termination situations. Those rulings also expanded the qualified compensation on which the severance benefit is based. In addition to these costs, our results for the fiscal year included a gain of $6.5 million on the sale of surplus timberland in Brazil. On a combined basis, the net effect of these items reduced income before minority interest and income taxes by $14.2 million, and reduced income from continuing operations and net income by $8.7 million, or $0.27 per diluted share.

•

Fiscal Year 2007 – $30.9 million in impairment charges, primarily related to our exit from flue-cured growing projects in Africa at the end of the 2006-07 crop year. After minority interest and income tax effects, the charges reduced income from continuing operations and net income by $24.2 million, or $0.93 per diluted share. In addition, we recorded provisions for uncollectible farmer advances in Brazil and in several African countries totaling $31.9 million. Over half of those provisions related to the growing projects that we exited. The results also included lower-of-cost-or-market inventory provisions of $12.8 million related to tobacco produced in those African growing projects. After minority interest and income tax effects, the provisions reduced income from continuing operations and net income by $27.5 million, or $1.06 per diluted share. We also recorded a net loss on the sale of a significant portion of our non-tobacco operations and an impairment charge on the remaining non-tobacco operations held for sale. We completed the sale of those operations in fiscal year 2008. On a combined basis, those items created a loss from discontinued operations and reduced net income by $44.5 million before income taxes, $45.0 million after tax, or $1.74 per diluted share.

•

Fiscal Year 2006 – $57.5 million in restructuring and impairment charges related to our investment in our Zimbabwe operations, the closure of our Danville, Virginia processing facility, and other cost reduction initiatives, which reduced income from continuing operations and net income by $46.3 million, or $1.80 per diluted share. Results also included significantly higher provisions for losses on uncollectible farmer advances in several African countries, Brazil, and the Philippines that reduced pretax earnings by $26.2 million and lower-of-cost-or-market inventory charges of $10.2 million related to African leaf growing projects that we decided to exit in fiscal year 2007. The total of these charges and provisions reduced income from continuing operations and net income by $19.2 million, or $0.75 per diluted share. In addition, significant market price declines in two commodities handled by our agri-products operations (almonds and sunflower seeds) resulted in $17.2 million in inventory valuation and purchase commitment losses that reduced income from discontinued operations and net income by $10.9 million, or $0.42 per diluted share.

•

Fiscal Year 2005 – a $14.9 million charge to recognize fines assessed by the European Commission against two of the Company’s subsidiaries related to tobacco buying practices in Spain. The charge reduced income from continuing operations and net income by $14.9 million, or $0.58 per diluted share.

•

Transition Year 2004 – a $7.6 million charge related to a customer’s rejection of certain shipments of tobacco by a foreign subsidiary. This charge reduced income from continuing operations and net income by $4.9 million, or $0.19 per diluted share. An additional $3.2 million charge was recorded for the rejection of additional shipments that occurred in the following quarter. Results for that quarter were reported as a direct addition to retained earnings due to the year-end change and elimination of the foreign reporting lag. The total charge related to the customer’s rejection of these shipments was $10.8 million before taxes, or $7.0 million after taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, “Business” and Item 8. Financial Statements and Supplementary Data. For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements, see “General,” and Part I, Item 1A, “Risk Factors.”

OVERVIEW

We are one of the world’s leading independent leaf tobacco merchants and processors. Although we previously had lumber and building products operations and agri-products operations, we sold those businesses during fiscal years 2007 and 2008 and report them as discontinued operations in this Form 10-K. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services.

In fiscal year 2006 and through the beginning of fiscal year 2007, we operated in an oversupply environment. The excess tobacco was primarily flue-cured leaf grown in Brazil where below normal tobacco quality in 2006 combined with a stronger currency to make that growth less attractive to manufacturers. During the same time, a 16% increase in burley crops, primarily in Malawi and Brazil, resulted in an oversupply of that type of tobacco as well. By the end of fiscal year 2007, markets were in better balance, and by fiscal year 2008, available burley leaf was moving to all time lows because of weather reduced crops in Mozambique and Malawi, and inventories of flue-cured tobacco available for sale were trending down as well. During the early part of this period, we worked to reduce our crop sizes as the market recovered from oversupply. In addition, we reduced our U.S. capacity by closing a factory, completed the construction of a factory in Mozambique, reduced overhead, and in fiscal year 2007, ended our direct involvement in the production of flue-cured tobacco in Africa.

Our performance suffered in fiscal year 2006 as a result of 1) weather problems in several countries, which reduced either crop quality or yield; 2) the weakness of the U.S. dollar against several foreign currencies in which we purchase tobacco, which increased costs; 3) unusually high provisions for losses on farmer advances that arose in part because of crop quality; 4) start-up costs related to the new Mozambique factory; and 5) a decline in sales volumes for blended strips, which were no longer required by our customers. In addition, we recorded restructuring and impairment charges related to the closure of our Danville, Virginia, tobacco processing facility and an impairment charge to reduce our investment in our tobacco operations in Zimbabwe to estimated fair value following the deconsolidation of that investment for accounting purposes.

In fiscal year 2007, we continued to work on oversupply issues and made the decision to exit our flue-cured growing projects in Africa. We took several charges related to reducing our crop sizes and our growing projects. We also concentrated on selling uncommitted inventory and improving operating margins. With the sale of most of the non-tobacco operations and the completion of certain tobacco capital projects, heavy demands for capital diminished. We reduced our debt levels and improved our cash flow significantly.

In fiscal year 2008, tight market supply and increased costs due to higher farmer leaf production costs and the weaker U.S. dollar created additional challenges. We continued to pare our operations to match market supply, streamlining our operations in Canada, Malawi, and Zambia during the year. Our uncommitted inventory levels are significantly lower than in the comparable period last year.

We will continue working to improve operating results in fiscal year 2009. In the coming year, flue-cured crops should be adequate to meet demand, but available inventory has reached historic lows. We expect burley crops to be larger, but overall supply is still below demand with dealer uncommitted inventories at extremely low levels. Inventories in our African operations are currently very low as well, so the carryover shipments that we saw in the early part of fiscal year 2008 will not take place in fiscal year 2009. Farmer leaf production costs, and therefore the prices we pay for green tobacco, are increasing with the price of most agricultural products, so we will continue to face higher costs in most of the major producing areas of the world. The weak U.S. dollar continues to exacerbate this trend in many areas. Although a variety of external and macro-economic factors are currently challenging us, we will work to ensure that our customers get the tobacco that they need and to deliver strong results to our shareholders.

DISCONTINUED OPERATIONS

As noted above, we previously had operations in lumber and building products and in agri-products. We sold the lumber and building products businesses, along with a portion of the agri-products operations, on September 1, 2006. In December 2006, we adopted a plan to sell the remaining agri-product operations, and we sold those businesses, or their assets, during fiscal years 2007 and 2008. The lumber and building products operations and agri-products operations are reported as discontinued operations for all periods in the consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Form 10-K.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2008, Compared to the Fiscal Year Ended March 31, 2007

For the fiscal year ended March 31, 2008, results from continuing operations showed a marked improvement over the prior year, reflecting better results in most reportable segments, reduced net interest cost, and a lower effective tax rate. Income from continuing operations was $119.3 million, or $3.71 per diluted share, including the effect of $12.9 million ($0.25 per diluted share) in restructuring costs recognized throughout the fiscal year. Those charges included employee separation costs related to rationalizing operations in or related to Africa and Canada as well as pension curtailment losses on certain defined benefit plans. For fiscal year 2007, we reported income from continuing operations of $80.4 million, or $2.52 per diluted share, including restructuring and impairment charges of $31 million ($0.93 per diluted share) primarily related to the value of farming operations in Africa that we managed and other long-lived assets. Revenues for fiscal year 2008 increased by 7%, to $2.1 billion. Net income for the fiscal year, which includes results from discontinued operations, was $119.2 million, or $3.70 per diluted share, compared to $44.4 million, or $1.13 per diluted share, last year.

Flue-cured and burley operations earned $178 million, up $6 million from last year. Results of the North America segment declined by $6 million, reflecting the absence of last year’s sales of old crop burley and gains on asset sales. The effect of those one-time items was partially offset by higher volumes and margins from normal operations in fiscal year 2008. North America revenues decreased by $13 million, or 4%, primarily due to last year’s U.S. old crop burley sales. Normal operating volumes in the United States increased over last year. The operating income of the Other Regions segment increased by $12 million, primarily due to increased volumes shipped from Europe and Asia, as well as the recognition of previously deferred income on volumes supplied to our Special Services group. However, in Africa, smaller crops in Malawi and Mozambique not only reduced volumes, but also, increased purchasing and processing unit costs in that region, outweighing the benefits of lower charges for farmer bad debts and inventory valuation this year. We also recorded about $8 million in charges to accrue an obligation established by recent Malawi court rulings that require employers to provide statutory severance benefits in addition to company-sponsored pension benefits in employment termination situations. Finally, South America results continued to be strong as currency transaction and remeasurement gains reduced the impact of the higher green tobacco and operating costs caused by the weak U.S. dollar. During the year, a gain on the sale of surplus timberland of approximately $6 million and a benefit from the reduction of the valuation allowance against recoverable Brazilian VAT taxes of approximately $8 million provided positive comparisons in the region. However, $8 million in additional bad debt provisions against farmer receivables this year and the absence of last year’s $8.5 million benefit from the resolution of a revenue tax case more than offset those items. Total provisions for farmer bad debts for Africa and South America last year were $32 million and inventory valuation adjustments were $13 million. Current year amounts were $22 million and $3 million, respectively. Revenues of the Other Regions segment for the year increased by 7%, primarily due to higher sales prices in South America and Europe, where we experienced increased farmer prices and strong local currencies, and higher volumes in Europe and Asia.

The Other Tobacco Operations segment also showed substantial improvement for the fiscal year. This improvement was due to the acceleration of shipments by the Special Services group to wind down most of its business that is being absorbed by regional operations. The comparison of dark tobacco operations for the year was affected by higher volumes last year due to shipment timing and very strong Indonesian wrapper sales. Results for our oriental tobacco joint venture declined for the year, primarily due to significant currency remeasurement losses related to assets denominated in Turkish lira and U.S. dollars. The venture’s functional currency is the euro, and both currencies weakened against the euro this year. Revenues for this segment increased by $59 million in the fiscal year.

Selling, general, and administrative expense for the year fell by about $24 million compared to fiscal year 2007. This expense is included in segment income and has been discussed in the context of each segment. The specific factors that caused the decrease in this line item are higher currency remeasurement and transaction gains, which are related primarily to the process of purchasing tobacco, the gain on the sale of surplus timberland, the reduction of the Brazilian provision against VAT tax recovery, and lower provisions for farmer receivables offset by the accrual for statutory termination benefits in Malawi, increased incentive compensation accruals, and higher stock-based compensation.

Interest income for the year increased by $6.3 million to $17 million on larger average balances invested, which more than offset the effect of falling interest rates. Interest expense fell by nearly $12 million to $42 million due to the full year impact of debt reduction completed in fiscal year 2007 and lower interest rates.

The consolidated effective income tax rate for continuing operations for the twelve months ended March 31, 2008, was approximately 35%, which is equivalent to the U.S. marginal corporate tax rate. This rate is lower than historical rates for several reasons. Due to a prolonged period of strengthening of the local currency and sales of old crop inventories, the effective tax rate of our Brazilian operation was very low in fiscal year 2008. In addition, we have higher levels of income in the United States. Last year’s rate was much higher than the statutory rate at 45%. The higher rate was primarily due an increase in the valuation allowance related to deferred tax assets from undistributed earnings and foreign tax credit carryforwards and to high state income taxes due to improved earnings in the United States.

The loss from discontinued operations in the fiscal year 2008 was inconsequential. For the fiscal year ended March 31, 2007, the loss from discontinued operations was $36 million, or $1.39 per diluted share. Results from discontinued operations reflect the operating results and estimated effects of selling the Company’s non-tobacco businesses, the largest part of which occurred in the second fiscal quarter of fiscal year 2007. The Company’s financial statements now report the results and financial position of those businesses as discontinued operations for all periods.

Fiscal Year Ended March 31, 2007, Compared to the Fiscal Year Ended March 31, 2006

For the fiscal year ended March 31, 2007, income from continuing operations was $80.4 million, or $2.52 per diluted share, including the effect of the restructuring and impairment charges recognized throughout the fiscal year. Those charges, which totaled about $31 million, were primarily composed of impairment charges on long-lived assets and Company-managed farming operations in Africa and, combined with related tax effects, reduced net income by $24.2 million, or $0.93 per diluted share. For the fiscal year ended March 31, 2006, we reported a loss from continuing operations of $3.0 million, or $0.12 per share, including the effect of restructuring and impairment charges of $57.5 million, or $1.80 per diluted share. Income from continuing operations showed a marked improvement over fiscal year 2006, reflecting better results in all segments. Revenues for fiscal year 2007 increased by about 13%, to $2 billion. Net income for fiscal year 2007, which included results from discontinued operations, was $44.4 million, or $1.13 per diluted share, compared to $7.9 million, or $0.31 per diluted share, in fiscal year 2006.

Flue-cured and burley operations earned $172 million, up $73 million from fiscal year 2006. Results for the North America segment improved by $15.2 million, and the primary factors causing that improvement were increased export and processing volumes, cost savings related to the December 2005 closure of our Danville, Virginia, facility, one-time sales of tobacco purchased from the stabilization cooperatives, and better pricing. The North America segment also benefited from carryover sales of prior year tobacco. North America revenues increased by $92 million, or 36%, principally due to sales of old crop tobacco. The results of the Other Regions segment increased by $57.7 million, primarily due to better pricing and sales mix. Operating improvements were evident in African operations, in Europe, and in South America. In addition, comparisons benefited from the absence of losses incurred in our Zimbabwe operations prior to their deconsolidation in fiscal year 2006 and lower remeasurement losses of approximately $11 million. The reduction in remeasurement losses is partly responsible for the reduction in selling, general, and administrative expenses as a percentage of revenues. Finally, results of the Other Regions segment also reflected the favorable resolution of a tax case in South America that resulted in the recovery of $8.5 million in revenue taxes and interest. The recovery was recorded as part of sales and other operating revenues. Provisions for farmer receivables totaled $32 million for Africa and South America, compared to $28.5 million in fiscal year 2006. Of these provisions, over half related to African leaf growing projects that we exited at the end of the 2006-2007 crop year. Results also included inventory valuation charges related to African flue-cured tobacco of approximately $13 million in fiscal year 2007 and $10 million in fiscal year 2006. Revenues of the Other Regions segment for fiscal year 2007 increased by 11% primarily due to higher sales prices in South America, where we experienced increased farmer prices and a strong local currency.

The Other Tobacco Operations segment also showed substantial improvement for the fiscal year. The dark air-cured operations benefited from higher sales volumes for wrapper and increased leaf sales. The operations also benefited from our decisions to reduce overhead and to close our Colombia dark tobacco operation. Volume attributed to our 49%-owned Oriental tobacco joint venture was lower for the year primarily due to shipment timing. Revenues for this segment were nearly flat compared to the prior year.

Interest income increased to $10.8 million from $2.1 million in fiscal year 2006, as we invested excess cash from operations and from the proceeds of the Deli sale pending its use to retire debt and fund seasonal operating requirements. In addition, interest expense was reduced by $7 million, primarily due to the retirement of debt using the proceeds of the Deli sale.

The consolidated effective income tax rate for continuing operations for the twelve months ended March 31, 2007, was approximately 45%. The rate was higher than the 35% U.S. marginal corporate tax rate due primarily to an increase in the valuation allowance related to deferred tax assets from undistributed earnings and foreign tax credit carryforwards, and to high state income taxes due to improved earnings in the United States.

For the fiscal year ended March 31, 2007, the loss from discontinued operations was $36 million, or $1.39 per diluted share. Results from discontinued operations for the fiscal year reflected the operating results and the actual and estimated effects of selling or adopting a plan to sell our non-tobacco businesses, the largest part of which was completed in the second fiscal quarter.

Accounting Pronouncements

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold based solely on their technical merit in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. As a result of adopting FIN 48, we recognized a net increase of approximately $10.9 million in our liability related to uncertain tax positions, which was accounted for as a decrease in the April 1, 2007, balance of retained earnings. Additional disclosures related to the adoption of FIN 48 are provided in Notes 1 and 6 of “Notes to Consolidated Financial Statements.”

In addition to the adoption of FIN 48 in fiscal year 2008, the following accounting pronouncements or specific provisions of pronouncements have been issued and will become effective in future periods:

•

The measurement timing provisions of FASB Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). These provisions are effective for fiscal years ending after December 15, 2008, and require that the funded status of defined benefit plans be measured as of the balance sheet date, thereby eliminating the option allowed under the prior guidance, and currently used by us, to measure funded status at a date up to three months before the balance sheet date. We will adopt these measurement timing provisions in fiscal year 2009. We do not expect them to have a material impact on our financial statements.

•

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements; and FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives companies the option to report financial instruments and certain other items at fair value. SFAS 157 and SFAS 159 are applicable for fiscal years beginning after November 15, 2007 or, in our case, fiscal year 2009, except that the required application of SFAS 157 to non-financial assets and liabilities was delayed to our fiscal year 2010 by subsequent guidance. We do not expect these pronouncements to have a material effect on our financial statements.

•

FASB Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which requires that companies record assets acquired, liabilities assumed, and noncontrolling interests in business combinations at fair value, separately from goodwill, as of the acquisition date. This approach differs from the cost allocation approach provided under current accounting guidance and can result in recognition of a gain at acquisition date if the cost to acquire a business is less than the net fair value of the assets acquired, liabilities assumed, and noncontrolling interests. SFAS 141R also provides new guidance on recording assets and liabilities that arise from contingencies in a business combination, and it requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. It is effective for fiscal years beginning after December 15, 2008, which means that we will apply the guidance to any business combinations occurring on or after April 1, 2009.

•

FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 151” (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries that are included in a company’s consolidated financial statements, commonly referred to as “minority interests,” be reported as a component of shareholders’ equity in the balance sheet. It also requires that a company’s consolidated net income and comprehensive income include the amounts attributable to both the company’s interest and the noncontrolling interest in the subsidiary, identified separately in the financial statements. Finally, the new guidance requires certain disclosures about noncontrolling interests in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have various subsidiaries with noncontrolling interests and will begin applying the new guidance in fiscal year 2010. We do not expect the adoption of SFAS 160 to have a material impact on our financial statements.

•

FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and several other accounting pronouncements to require enhanced disclosures about derivatives and hedging activities that are aimed at improving the transparency and understanding of those activities for financial statement users. It requires additional disclosures explaining the objectives and strategies for using derivative instruments, how those instruments and the related hedged items are accounted for, and how they affect the company’s financial position, results of operations, and cash flows. SFAS 161 is effective for interim periods and fiscal years beginning after November 15, 2008, which means that we will be initially required to make the disclosures in our financial statements for the fiscal year ending March 31, 2009, although earlier application is permitted. As discussed further in Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” and in Note 1 of “Notes to Consolidated Financial Statements,” we use interest rate swaps and forward foreign currency exchange contracts from time to time to minimize interest rate and foreign currency risk. We will make the required additional disclosures upon adopting SFAS 161.

LIQUIDITY AND CAPITAL RESOURCES

Overview

In fiscal year 2008, our operating cash flow was strong, and we continued to reduce our debt. Average cash balances were higher during fiscal 2008 primarily due to the fiscal 2007 mid-year sale of the non-tobacco businesses managed by our wholly owned subsidiary, Deli Universal Inc. (the “Deli Operations”), and lower inventory levels during fiscal 2008. The Deli Operations comprised our entire lumber and building products distribution segment and a portion of our agri-products segment. The total value of the transaction was $565 million. After selling and other expenses, we realized a net value of approximately $551 million, consisting of net proceeds of $397 million and the buyer’s assumption of $154 million in debt of the acquired businesses. Remaining non-tobacco businesses that were not part of the sale of the Deli Operations, or their assets, were sold at various times between January 2007 and October 2007. Our financial statements report the operating results and the assets and liabilities of the non-tobacco businesses as discontinued operations for all periods in the accompanying consolidated financial statements.

Our liquidity and capital resource requirements are predominantly short-term in nature and primarily relate to working capital required for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements. The marketing of the crop in each geographic area is heavily influenced by weather conditions and follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to avoid liquidity risk.

Cash Flow

During fiscal year 2008, we generated $91 million in cash flow from our operations, and reduced our cash balances by $172 million. Other sources of cash included $24 million from the issuance of common stock pursuant to employee stock options and about $50 million from the sale of businesses and fixed assets. We used $164 million for the retirement of maturing long-term debt, spent $28 million on capital projects, purchased $59 million in short-term investments, returned $63 million to shareholders in the form of dividends, and purchased 325,295 shares of our common stock for about $17 million. At March 31, 2008, the combined balances of cash and short-term investments totaled $245 million.

Our share purchase program was approved by the Board of Directors in November 2007. The program extends through November 2009 and authorizes purchases of up to $150 million of our common stock. Under the authorization, we will purchase shares from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share purchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and anticipated working capital requirements. As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation.

Working Capital

Working capital at March 31, 2008, was $1,015 million, up $163 million from last year’s level of $852 million. Accounts receivable decreased by about $30 million, and advances to suppliers increased by $36 million. Tobacco inventories were slightly higher at March 31, 2008, in part due to the effect of the weak U.S. dollar on seasonal purchases of leaf in Brazil. Our uncommitted tobacco inventories decreased by approximately $31 million to $89 million, or about 15% of tobacco inventory. Uncommitted inventories at March 31, 2007, were $120 million, which represented 20% of tobacco inventory. Customer advances and deposits fell by $113 million to $21 million. The level of customer advances can vary from year to year as customers review their circumstances. Accordingly, we consider such advances as borrowings when we review our balance sheet structure. Notes payable and overdrafts were somewhat lower at about $126 million. The current portion of long-term debt decreased due to the maturity of $164 million in medium-term notes in fiscal 2008. We have no scheduled maturities in fiscal 2009.

Capital Spending

Our capital expenditures are generally limited to those that add value for the customer, replace or maintain equipment, increase efficiency, or position us for future growth. Our capital expenditures for continuing operations were approximately $28 million in fiscal year 2008, $25 million in fiscal year 2007, and $56 million in fiscal year 2006. The higher expenditure level in fiscal year 2006 was largely related to the completion of a new factory in Mozambique, which cost over $50 million. That factory began operations in late summer 2005, and fiscal year 2006 reflected the final spending on the project. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. At present, we do not plan any major near-term investments in our tobacco processing facilities.

Outstanding Debt and Other Financing Arrangements

Total debt and customer advances decreased by about $278 million during fiscal year 2008, and total debt and customer advances as a percentage of total capitalization (including total debt, customer advances, minority interests, and shareholders’ equity) decreased to approximately 33% from 44% at March 31, 2007. Net of cash and short-term investments, total debt as a percentage of total capitalization decreased to approximately 21% at March 31, 2008. Total long-term obligations, including current maturities, decreased by $160 million to $403 million, while notes payable were somewhat lower at about $126 million.

Bank Facilities

As of March 31, 2008, we, together with our consolidated affiliates, had approximately $735 million in uncommitted lines of credit, of which approximately $609 million were unused and available to support seasonal working capital needs. We also have a five-year committed revolving credit facility totaling $400 million. We entered into the facility in August 2007, and it will mature on August 31, 2012. As of March 31, 2008, we had no borrowings under the revolving credit facility. We may provide for short-term needs through bilateral bank lines and our revolving credit facility, and we plan to use balances of cash and short-term investments to provide for seasonal needs. Under the terms of our bank agreements, we must maintain certain levels of tangible net worth and observe restrictions on debt levels. We were in compliance with all such covenants at March 31, 2008. Our long-term credit ratings are Ba1 with Moody’s Investors Service and BBB- with Standard & Poor’s.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2008, the value of our outstanding interest rate swap agreements was not material.

We also enter forward contracts from time to time to hedge certain foreign currency exposures. These contracts are marked to current market values each quarter and were not material at March 31, 2008.

Pension Funding

Funds supporting our ERISA-regulated U.S. defined benefit pension plans increased by $17 million to $166.3 million because of contributions during the year and positive performance of the investment portfolio during the year ended December 31, 2007, the measurement date for the plans. As of April 30, 2008, the market value of the fund was about $159 million, compared to the December accumulated benefit obligation (“ABO”) of $161 million and the December projected benefit obligation (“PBO”) of $182 million. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 10 of “Notes to Consolidated Financial Statements.” We expect to make contributions of $5.7 million to our ERISA-regulated plans during the next year. It is our policy to monitor the performance of the funds and to review the adequacy of our funding and plan contributions. As of March 31, 2008, the target fund allocation was as follows: 55% to domestic equity securities, 15% to international equity securities, and 30% to fixed income securities.

Contractual Obligations

Our contractual obligations as of March 31, 2008, were as follows:

(in thousands of dollars)	Total	2009	2010-2011	2012-2013	Thereafter
Notes payable and long-term debt[1]	$619,519	$153,557	$130,805	$129,090	$206,067
Operating lease obligations	47,858	16,609	23,536	6,695	1,018
Inventory purchase obligations:
Tobacco	705,629	633,529	54,280	11,880	5,940
Agricultural materials	41,882	41,882	—	—	—
Other purchase obligations	7,084	6,472	288	288	36

Total	$1,421,972	$852,049	$208,909	$147,953	$213,061

[1]	Includes interest payments. Interest payments on $126 million of variable rate debt were estimated on the basis of March 31, 2008, rates.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield and prices will depend on the quality of the tobacco delivered. More than half of our crop year contracts to purchase tobacco are with farmers in Brazil. Tobacco purchase obligations have been partially funded by advances to farmers, which totaled approximately $149 million as of March 31, 2008. The Company’s $218 million contingent liability for guarantees of farmer debt is also related to this obligation. As tobacco is purchased and the related bank loans are repaid, the contingent liability is reduced.

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

Inventories

Inventories of tobacco are valued at the lower of cost or market with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in market value based upon assumptions related to future demand and market conditions if the indicated market value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write downs. We experience inventory write downs routinely. Inventory write downs in fiscal years 2008, 2007, and 2006 were $2.2 million, $17.6 million, and $11.8 million, respectively.

Advances to Suppliers and Guarantees of Bank Loans to Suppliers

We provide agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. Primarily in Brazil, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In Brazil, we also guarantee both short-term and long-term loans made to farmers for the same purposes. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In that case, we may extend repayment of the advances into the following crop year or satisfy the guarantee by acquiring the loan from the bank. In either situation, we will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers and the liability to accrue for our obligations under bank loan guarantees.

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

Income Taxes

Our consolidated effective income tax rate is based on our expected taxable income, tax laws and statutory tax rates, and tax planning opportunities in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and evaluating our tax position. The effective tax rate is applied to quarterly operating results. We are subject to the tax laws of many jurisdictions, and could be subject to a tax audit in each of these jurisdictions, which could result in adjustments to tax expense in future periods. In the event that there is a significant, unusual, or one-time item recognized in our results, the tax attributed to that discrete item would be recorded at the same time as the item. For example, in fiscal year 2006, we recorded an impairment charge on our investment in our operations in Zimbabwe that did not provide a deduction for income tax purposes, which increased our consolidated income tax rate.

Our accounting for uncertain tax positions under FIN 48, which was adopted effective April 1, 2007, requires that we review all significant tax positions taken, or expected to be taken, in income tax returns for all jurisdictions in which we operate. In this review, we must assume that all tax positions will ultimately be audited, and either accepted or rejected based on the applicable tax regulations by the tax authorities for those jurisdictions. We must recognize in our financial statements only the tax benefits associated with tax positions that are “more likely than not” to be accepted upon audit, at the greatest amount that is considered “more likely than not” to be accepted. These determinations require significant management judgment, and changes in any given quarterly or annual reporting period could affect our consolidated income tax rate.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in the financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are related to timing issues, such as differences in depreciation methods. Timing differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or income taxes related to expenses that have not yet been recognized in the financial statements but have been deducted in our tax return. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit in our financial statements. We record valuation allowances for deferred tax assets when the amount of estimated future taxable income is not likely to support the use of the deduction or credit. Determining the amount of such valuation allowances requires significant management judgment, including estimates of future taxable income in multiple tax jurisdictions where we operate. Based on our operating plan, we project the upcoming year’s taxable income to help us evaluate our ability to use foreign tax credits. We had approximately $19 million in foreign tax credit carryforwards at March 31, 2008, that are available to reduce our obligations to pay U.S. federal income taxes on our earnings in future years. Those foreign tax credit carryforwards will expire at dates ranging from six to nine years in the future if our earnings and current obligations to pay U.S. federal income taxes are not sufficient to allow their utilization before they expire. Any significant reduction in future taxable income, changes in our sources of taxable income, or changes in U.S. or foreign tax laws could result in the expiration of foreign tax credit carryforwards. We have net operating loss (“NOL”) carryforwards in several foreign jurisdictions totaling $13.5 million at March 31, 2008, approximately $7.4 million of which will expire at dates ranging from four to six years in the future, and the remainder of which have unlimited carryforward periods. Based on future estimates of taxable income and/or available tax planning strategies in those jurisdictions, we expect to fully realize those NOL carryforwards; however, any significant reduction in future taxable income or changes in tax laws in the jurisdictions that have limited carryforward periods could impact their ultimate realization.

The functional currency in most of our significant foreign operations is the U.S. dollar, as export tobacco sales are generally made in dollars. Purchasing and processing costs are usually incurred in local currency. When the U.S. dollar is weakening relative to the local currency, purchasing and processing costs increase in dollar terms, resulting in higher cost inventory. The sale of that inventory in dollars generates less taxable income in local currency, which results in lower income taxes owed when translated into U.S. dollars. This causes the effective income tax rate on dollar income to be lower than the statutory rate in the local country. The reverse can occur when the local currency is weakening relative to the U.S. dollar, thereby causing the effective income tax rate on dollar earnings to be above the statutory rate. This impact on our effective income tax rate in a country can be significant during a normal crop cycle. A prolonged period of strengthening or weakening over more than one crop may increase the impact if we sell material quantities of old crop inventories. Lower-taxed foreign source income increases our ability to use foreign tax credit carryforwards. Higher-taxed foreign source income has the reverse effect. When these changes occur in our larger operations, such as our operations in Brazil, they can have a material impact on our overall tax position. We consider such changes when evaluating the level of our valuation allowances for deferred tax assets.

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

Pension and Other Postretirement Benefit Plans

The measurement of our pension and postretirement obligations and costs are dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions include estimating the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions we have made may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets. The significant assumptions used in the calculation of pension and postretirement obligations are:

•	Discount rate – The discount rate is based on investment yields on a hypothetical portfolio of long-term corporate bonds rated AA that align with the cash flows for our benefit obligations.

•	Salary scale – The salary scale assumption is based on our long-term actual experience for salary increases, the near-term outlook, and expected inflation.

•

Expected long-term return on plan assets – The expected long-term return on plan assets reflects asset allocations and investment strategy adopted by the Pension Investment Committee of the Board of Directors.

•

Retirement and mortality rates – Retirement rates are based on actual plan experience along with our near-term outlook. Early retirement assumptions are based on our actual experience. Mortality rates are based on standard group annuity (RP-2000) mortality tables.

•

Healthcare cost trend rates – For postretirement medical plan obligations and costs, we make assumptions on future inflationary increases in medical costs. These assumptions are based on our actual experience, along with third-party forecasts of long-term medical cost trends.

The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Sensitivity Analysis. The effect of the indicated decrease or increase in the selected assumptions is shown below, assuming no change in benefit levels:

(in thousands of dollars)	Effect on 2008 Projected Benefit Obligation Increase (Decrease)	Effect on Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
1% increase in discount rate	$(25,287)	$(2,656)
1% decrease in discount rate	30,684	3,996

1% increase in salary scale	7,879	2,629
1% decrease in salary scale	(8,258)	(2,380)

1% increase in long-term rate of return on assets	N/A	(3,022)
1% decrease in long-term rate of return on assets	N/A	3,021

Changes in Assumptions for Other Postretirement Benefits
1% increase in discount rate	(4,096)	(246)
1% decrease in discount rate	4,861	(64)

1% increase in healthcare cost trend rate	1,159	110
1% decrease in healthcare cost trend rate	(1,025)	(98)

See Note 10 of “Notes to Consolidated Financial Statements” for additional information on pension and postretirement benefit plans.

Other Estimates and Assumptions

Other management estimates and assumptions are routinely required in preparing our financial statements, including the determination of valuation allowances on accounts receivable, advances to suppliers, and certain value-added tax credits, as well as the determination of the fair value of assets, such as the assets related to tobacco growing projects in Africa and our investment in our Zimbabwe operations that were written down for impairment in prior years. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on management’s best judgment.

OTHER INFORMATION REGARDING TRENDS

AND MANAGEMENT’S ACTIONS

Our financial performance depends on our ability to obtain an appropriate price for our products, to secure the tobacco volumes and quality desired by our customers, and to maintain efficient operations. During the last several years, supply issues have been especially important to our results, and we believe those issues will continue.

We expect that near-term demand for leaf tobacco will be flat or decline slightly, primarily due to the flattening trend in world cigarette consumption and more efficient leaf utilization by cigarette manufacturers. The efficiencies in leaf utilization by manufacturers along with a possible shift to smokeless products may mean that demand for cigarette leaf tobacco will not grow at the same pace as worldwide consumption and may have peaked for a period of time. On a year-to-year basis, we are susceptible to fluctuations in leaf supply due to crop size and leaf demand as manufacturers adjust inventories or respond to changes in the cigarette market.

Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are the major ingredients in American-blend cigarettes. Industry data shows that consumption of American-blend cigarettes has grown at a compound annual rate of 0.2% for the ten years that ended in 2007, but that consumption declined at a compound annual rate of 0.9% for the last four years of the period. Over the ten years, total world consumption of cigarettes grew at the compound annual rate of 1.1%, including annual growth of nearly 3% in China, with higher increases during the second half of the period. These patterns indicate a shift in demand, reducing the need for burley and oriental tobaccos used in American-blend cigarettes and increasing the need for flue-cured tobacco that is used in English-blend cigarettes, which are predominant in China.

Cigar consumption continues to grow in the United States, while consumption within the main European Union markets has declined slightly. Within the smokeless segment of the dark tobacco business, consumption in the United States in calendar year 2007 of loose-leaf chewing tobacco declined by 7%, while the consumption of moist snuff products grew by about 6% to 7%. We believe that supplies of dark tobacco are generally tight, and the entry of new manufacturers in the smokeless market has caused some market disruption as their leaf tobacco inventories are built. Changes in demand for cigars and smokeless products could also affect market balance.

Worldwide flue-cured tobacco production by exporting countries (excluding China) in fiscal year 2008 increased by about 3%, to 1.66 billion kilos. Production in a number of countries increased while crops in Canada, Europe, and Zambia were smaller. Nonetheless, the production increase was small and was accompanied by a sharp reduction in uncommitted inventories held by tobacco dealers outside China. Flue-cured production by exporting countries (excluding China) is expected to decrease by about 4% in fiscal year 2009 despite forecast increases in India and the United States. Burley crops in exporting countries (excluding China) decreased by 13% in fiscal year 2006 and 6% in fiscal year 2007. In fiscal year 2008, production fell by an additional 16%, bringing the three-year decrease to 32%. Uncommitted inventories held by dealers have fallen to under 2% of total export production. Production is forecast to increase by 17% to about 630 million kilos in fiscal year 2009. We estimate that industry worldwide uncommitted flue-cured and burley inventories totaled about 29 million kilos, excluding inventories of Asian government-owned monopolies, at March 31, 2008. That amount is down 80% from the level one year earlier as both flue-cured and burley stocks fell dramatically, and is at historically low levels. Given expected crop sizes in fiscal year 2009, it is likely that inventories will not increase during fiscal year 2009, and overall supply of both flue-cured and burley will remain fairly tight.

We have experienced an increase in competition from small competitors in some of the markets where we conduct business. These small competitors typically have lower overhead requirements and provide little or no support to farmers. Due to their lower cost structures, they often can offer a price on products that is lower than our price. We believe that the quality controls and farm programs we provide are necessary for our customers and make our products highly competitive. For example, we have established worldwide farm programs designed to prevent non-tobacco related materials from being included in the green tobacco delivered to our factories. In addition, we have established programs for good agricultural practices and have been active in social responsibility endeavors in many of the developing countries in which we do business. We believe that our major customers value these services and that our programs increase the quality of the products and services we offer. However, if our customers shift significant purchases to these smaller competitors, our financial results could be negatively impacted.

Tobacco competes with commodity agricultural products for farmer production. As prices for soybeans, wheat, rice, and seed oils continue to rise, green tobacco prices may have to rise to maintain tobacco production. This factor could provide momentum to efforts of the World Health Organization to shift farmer production from leaf tobacco to other crops. In addition, crop production costs are rising, as the cost of energy and fertilizer is being driven up by increased demand and the higher price of oil. These factors, combined with the weakness of the U.S. dollar, mean that our U.S. dollar costs to acquire tobacco have increased significantly over the last three years. In some situations, market conditions have led to extraordinary cost increases, as we saw in the early part of the 2008 Malawi purchasing season and in Brazil due the combination of the extremely strong Brazilian currency and competition for leaf. We believe that these factors could continue to require increased green tobacco prices for several years.

An additional supply risk has arisen in recent years as the European Union (“E.U.”) has taken action toward modifying the system of granting subsidies to tobacco farmers. The E.U. subsidy makes up well over half of the revenue that a European farmer receives on a tobacco crop. Beginning with the 2006 crop, which affected us in fiscal year 2008, and through the 2009 crop, 40% of the subsidy has been “decoupled” from production. The “decoupling” essentially means that a farmer can receive the subsidy granted even if the farmer does not plant tobacco, so long as he keeps the land associated with that subsidy in good agricultural and environmental condition. The 60% remaining portion of the subsidy remains subject to actual production of tobacco. This means, in practical terms, that the total aid to tobacco farmers remains unchanged for those who continue; however, the incentive to grow tobacco does change and some growers could decide to discontinue production. In the subsidy system applicable to the interim period (crops 2006-2009), the E.U. tobacco budget allocated to each producing country for payment of the “coupled” portion remains unchanged, even if total production drops within certain limits. The farmers who continue to produce tobacco in countries where tobacco production declines during the interim period will receive a larger portion of the “coupled” subsidy than they would have if the E.U. budget had not been fixed for the interim period.

Individual member states may elect to increase the decoupled portion of the subsidy up to 100%. Three of the main tobacco producing countries where we operate, directly or indirectly, Italy, Spain, and France, have decided not to decouple more than the minimum 40% of the subsidy. The 2008 crop contracts between farmers and processors indicate a stabilization, and in some cases an increase, in production compared to the two previous crops. This comes after reductions between 20% and 30% in production compared to the volumes produced before decoupling was introduced. Most of these reductions were in less desirable tobacco varieties and production areas, which has improved the average quality of the crop. In Greece, where our joint venture, Socotab L.L.C., has oriental tobacco operations, the government opted to decouple 100% of the E.U. subsidy from the growing of tobacco. Flue-cured and burley volumes have been virtually eliminated there, and oriental volumes have been reduced significantly. We have operations in two countries, Poland and Hungary, who joined the E.U. on May 1, 2004. In those countries, tobacco farmers will receive subsidies mainly financed by the domestic budget.

Unless the subsidy system that is in place through 2009 is extended to 2013, the decoupled portion would increase to 50% in 2010, while the remaining 50% would be used to finance restructuring activities in the tobacco regions. The decline in production will accelerate after the expiration of the interim period with the 2010 crop, unless action is taken to extend the system through year 2013. We believe that customers continue to value European tobacco and that in the interim period, the major influence on the farmers’ decisions to produce tobacco will be the level of commercial prices for green tobaccos. Higher farm income will depend on leaf quality and on cost reduction. In addition, confirmed support from European tobacco product manufacturers will be crucial to the long-term viability of tobacco production in Europe.

We believe that if farmer prices do not increase and the level of support available to farmers contracts, the volume of tobacco produced in Europe will decline over time, exacerbating the current tight supply issues. In this case, our results of operations could be negatively affected. The recorded value of our equity interests in long-lived assets, including both consolidated and unconsolidated operations, that could be affected by these changes was approximately $42 million at March 31, 2008. In addition, we had unrealized foreign currency translation losses of $11 million before income taxes at March 31, 2008, related to our subsidiary in Hungary, which is one of the operations that could be affected by these changes.

There has been recent support for the extension of the tobacco subsidies. The E.U. Parliament voted on May 20, 2008, in favor of a proposal for the extension through 2013 of a current levy on tobacco subsidies and, consequently, of the underlying tobacco subsidies. The decision of the E.U. Parliament is not binding for the E.U. Commission and for the E.U. Council of Ministers, but we believe the decision is a positive development.

An important trend in the tobacco industry has been consolidation among manufacturers of tobacco products. For example, recently, Imperial Tobacco Group Plc acquired Altadis S.A.; Japan Tobacco Inc. acquired Gallaher Group Plc; and B.A.T. won a public tender to acquire the cigarette assets of Tekel. This activity is expected to continue, particularly as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers, and as multinational manufacturers expand their product offerings by acquisition. This concentration trend could provide additional opportunities for us and also increase the importance of each individual customer to our results. A key success factor for leaf dealers is the ability to provide customers with the quality of leaf and the level of service they desire on a global basis at the lowest cost possible. In addition, the international leaf dealers have larger historical market shares with some customers than with others. Consequently, our potential growth will be affected by the growth of our major customers, and consolidation of customers may have at least a short-term favorable or unfavorable impact on our business.

Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on sales of tobacco products, particularly in the United States and Western Europe. Also, a number of foreign governments have taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Convention on Tobacco Control, which was negotiated under the auspices of the World Health Organization. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for our products and services and could have a material adverse effect on our results of operations.

Most recently, the U.S. Congress has introduced legislation in both the Senate and the House of Representatives that would give the U.S. Food and Drug Administration (the “FDA”) the authority to regulate the production and marketing of tobacco products. The proposed laws have not yet been enacted, and thus no regulations have been promulgated by the FDA. The requirements of such regulation could have an impact on our operations. But at this time it is not possible to assess the impact possible FDA regulation will have on our operations or the tobacco industry.

A number of governments in countries where we operate, particularly federal and local governments in the United States and the European Union, impose excise or similar taxes on tobacco products. There has been, and will likely continue to be, new legislation proposing new or increased taxes on tobacco products. In some cases, proposed legislation seeks to significantly increase existing taxes on tobacco products, or impose new taxes on products that to date have not been subject to tax. Based on past and current legislative initiatives, certain products, such as cigars, may face new taxation at a disproportionate rate to other tobacco products. Any future increase in excise or similar taxes on tobacco products could lead to reduced consumption for these products, thereby reducing our customers’ demand for our products.

We are subject to the tax laws of many jurisdictions, and from time to time contest assessments of taxes due. Changes in tax laws or the interpretation of tax laws can affect our earnings, as can the resolution of various pending and contested tax issues. The consolidated income tax rate is also affected by a number of factors, including, but not limited to, the mix of domestic and foreign earnings and investments, local tax rates of subsidiaries, repatriation of foreign earnings, and our ability to utilize foreign tax credits. Until fiscal year 2008, the mix of our foreign and U.S. earnings, along with other factors, has resulted in excess foreign tax credits which are available to be carried forward to future years to reduce our obligations to pay U.S. federal income taxes on our earnings in those years. At March 31, 2008, we had approximately $19 million in foreign tax credit carryforwards that will expire at dates ranging from six to nine years in the future if not utilized.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

Our customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable rate debt. When we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of March 31, 2008, tobacco inventory of $603 million included $514 million in inventory that was committed for sale to customers and $89 million that was not committed. Committed inventory, after deducting about $21 million in customer deposits, represents our net exposure of about $493 million. We normally maintain a substantial portion of our debt at variable interest rates in order to substantially mitigate interest rate risk related to carrying fixed-rate debt. However, we have large cash balances that we plan to use to fund seasonal purchases of tobacco, and thus, debt carried at variable interest rates was lower than normal at $221 million at March 31, 2008. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $2.2 million, that amount would be more than offset with changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects of our average committed inventory levels over time.

In addition, significant portions of our cash balance and short-term investments, which totaled $245 million at March 31, 2008, are invested at variable rates. Based on balances at March 31, 2008, a hypothetical 1% change in interest rates would change annual interest income by $2.5 million.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net investment in local currency monetary assets in individual countries. We are vulnerable to currency gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $17.2 million in net remeasurement gains in fiscal year 2008, compared to $1.4 million in net remeasurement gains in fiscal year 2007, and $9.4 million in net remeasurement losses in fiscal year 2006. We recognized $12.1 million in net foreign currency transaction gains in fiscal year 2008, compared to net transaction gains of $4.5 million in fiscal year 2007, and net transaction losses of $1.8 in fiscal year 2006. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. For example, when we purchased the Brazilian crop in the beginning of fiscal year 2008, the local currency had appreciated significantly against the U.S. dollar. Thus, the cost of the crop increased over that of the prior year, in U.S. dollar terms.

In certain tobacco markets that are or were primarily domestic, we use the local currency as the functional currency. Examples of these markets are Hungary and Poland. In other markets, such as Western Europe, where export sales have been primarily in local currencies, we also use the local currency as the functional currency. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.

Derivatives Policies

Hedging interest rate exposure using swaps and hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in keeping with management’s policies. We may use derivative instruments, such as swaps, forwards, or futures, which are based directly or indirectly upon interest rates and currencies to manage and reduce the risks inherent in interest rate and currency fluctuations. When we use foreign currency derivatives to mitigate our exposure to exchange rate fluctuations, we may choose not to designate them as hedges for accounting purposes, which may result in the effects of the derivatives being recognized in our earnings in periods different from the items that created the exposure.

We do not utilize derivatives for speculative purposes, and we do not enter into market risk-sensitive instruments for trading purposes. Derivatives are transaction specific so that a specific debt instrument, contract, or invoice determines the amount, maturity, and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

Item 8.	Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except per share data)	2008	2007	2006
Sales and other operating revenues	$2,145,822	$2,007,272	$1,781,312

Costs and expenses
Cost of goods sold	1,715,724	1,563,522	1,412,209
Selling, general and administrative expenses	225,670	249,269	252,376
Restructuring and impairment costs	12,915	30,890	57,463

Operating income	191,513	163,591	59,264
Equity in pretax earnings of unconsolidated affiliates	13,500	14,235	14,140
Interest income	17,178	10,845	2,056
Interest expense	41,908	53,794	60,787

Income before income taxes and other items	180,283	134,877	14,673
Income taxes	63,799	61,126	21,933
Minority interests, net of income taxes	(2,817)	(6,660)	(4,287)

Income (loss) from continuing operations	119,301	80,411	(2,973)

Income (loss) from discontinued operations, net of income taxes	(145)	(36,059)	10,913

Net income	119,156	44,352	7,940

Dividends on convertible perpetual preferred stock	(14,850)	(14,685)	—

Earnings available to common shareholders	$104,306	$29,667	$7,940

Earnings (loss) per common share:
Basic:
From continuing operations	$3.83	$2.53	$(0.12)
From discontinued operations	(0.01)	(1.39)	0.43

Net income	$3.82	$1.14	$0.31

Diluted:
From continuing operations	$3.71	$2.52	$(0.12)
From discontinued operations	(0.01)	(1.39)	0.43

Net income	$3.70	$1.13	$0.31

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)	March 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$186,070	$358,236
Short-term investments	58,889	—
Accounts receivable, net	231,107	261,106
Advances to suppliers, net	149,376	113,396
Accounts receivable—unconsolidated affiliates	43,718	37,290
Inventories—at lower of cost or market:
Tobacco	602,945	595,901
Other	42,562	40,577
Prepaid income taxes	17,696	8,760
Deferred income taxes	22,737	25,182
Other current assets	61,960	62,480
Current assets of discontinued operations	—	42,437

Total current assets	1,417,060	1,545,365

Property, plant and equipment
Land	16,460	16,640
Buildings	254,737	241,410
Machinery and equipment	519,695	512,586

	790,892	770,636
Less accumulated depreciation	(456,059)	(410,478)

	334,833	360,158

Other assets
Goodwill and other intangibles	106,647	104,284
Investments in unconsolidated affiliates	116,185	104,316
Deferred income taxes	49,632	81,003
Other noncurrent assets	109,755	133,696

	382,219	423,299

Total assets	$2,134,112	$2,328,822

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Notes payable and overdrafts	$126,229	$131,159
Accounts payable and accrued expenses	210,354	220,181
Accounts payable—unconsolidated affiliates	10,343	644
Customer advances and deposits	21,030	133,608
Accrued compensation	25,484	18,519
Income taxes payable	8,886	11,549
Current portion of long-term obligations	—	164,000
Current liabilities of discontinued operations	—	13,314

Total current liabilities	402,326	692,974

Long-term obligations	402,942	398,952
Pensions and other postretirement benefits	88,278	100,004
Other long-term liabilities	84,958	70,528
Deferred income taxes	36,795	29,809

Total liabilities	1,015,299	1,292,267

Minority interests	3,182	5,822

Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (220,000 at March 31, 2007)	213,023	213,024
Common stock, no par value, 100,000,000 shares authorized, 27,162,150 shares issued and outstanding (26,948,599 at March 31, 2007)	206,436	176,453
Retained earnings	711,655	682,232
Accumulated other comprehensive loss	(15,483)	(40,976)

Total shareholders’ equity	1,115,631	1,030,733

Total liabilities and shareholders’ equity	$2,134,112	$2,328,822

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2008	2007	2006
Cash Flows From Operating Activities of Continuing Operations:
Net income	$119,156	$44,352	$7,940
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss (income) from discontinued operations	145	36,059	(10,913)
Depreciation	41,383	46,423	46,925
Amortization	1,857	1,882	3,386
Provision for losses on advances and guaranteed loans to suppliers	22,323	31,822	28,486
Currency remeasurement (gain) loss, net	(15,168)	(1,416)	9,235
Deferred income taxes	19,713	(654)	(28,653)
Minority interests	(2,816)	(6,660)	(4,287)
Equity in net income of unconsolidated affiliates, net of dividends	607	(653)	11,665
Restructuring and impairment costs	12,915	30,890	57,463
Other, net	5,257	7,837	(4,138)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(25,980)	(81,254)	(541)
Inventories and other assets	39,934	97,115	(145,490)
Income taxes	(13,148)	6,474	1,080
Accounts payable and other accrued liabilities	(3,028)	(1,141)	17,334
Customer advances and deposits	(112,578)	34,858	50,237

Net cash provided by operating activities of continuing operations	90,572	245,934	39,729

Cash Flows From Investing Activities of Continuing Operations:
Purchase of property, plant and equipment	(27,704)	(25,178)	(55,743)
Purchases of short-term investments	(58,889)	—	—
Proceeds from sale of businesses, less cash of businesses sold	26,556	385,545	—
Proceeds from sale of property, plant and equipment	23,206	7,302	7,988
Other, net	12,846	—	12,199

Net cash provided (used) by investing activities of continuing operations	(23,985)	367,669	(35,556)

Cash Flows From Financing Activities of Continuing Operations:
Issuance (repayment) of short-term debt, net	(19,957)	(140,406)	52,135
Repayment of long-term debt	(164,000)	(208,530)	(190,032)
Dividends paid to minority shareholders	—	(1,893)	(2,739)
Issuance of convertible perpetual preferred stock, net of issuance costs	—	19,478	193,546
Issuance of common stock	24,372	50,958	3,098
Repurchase of common stock	(16,700)	—	—
Dividends paid on convertible perpetual preferred stock	(14,850)	(14,685)	—
Dividends paid on common stock	(48,602)	(45,423)	(43,716)
Other	(981)	826	(973)

Net cash provided (used) by financing activities of continuing operations	(240,718)	(339,675)	11,319

Net cash provided (used) by continuing operations	(174,131)	273,928	15,492

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended March 31,
	2008	2007	2006
Cash Flows From Discontinued Operations:
Net cash provided by operating activities of discontinued operations	$6,495	$50,477	$23,307
Net cash used by investing activities of discontinued operations	(17)	(9,589)	(28,206)
Net cash provided (used) by financing activities of discontinued operations	(4,957)	(23,068)	4,509

Net cash provided (used) by discontinued operations	1,521	17,820	(390)

Effect of exchange rate changes on cash	205	95	(128)
Deconsolidation of Zimbabwe operations	—	—	(6,967)

Net increase (decrease) in cash and cash equivalents	(172,405)	291,843	8,007
Cash and cash equivalents of continuing operations at beginning of year	358,236	62,486	54,089
Cash and cash equivalents of discontinued operations at beginning of year	239	4,146	4,536
Less: Cash and cash equivalents of discontinued operations at end of year	—	239	4,146

Cash and Cash Equivalents at End of Year	$186,070	$358,236	$62,486

Supplemental information—cash paid from continuing operations:
Interest	$43,606	$58,064	$57,782

Income taxes, net of refunds	$48,832	$54,855	$43,716

Significant non-cash items from investing activities of continuing operations for the fiscal year ended March 31, 2007, included the buyer’s assumption of $153,560 of notes payable and overdrafts with the sale of businesses.

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended March 31,
(in thousands of dollars)	2008		2007		2006
Preferred Stock:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	$213,024		$193,546		$—
Issuance of convertible perpetual preferred stock, net of issuance costs	—		19,478		193,546
Repurchase of convertible perpetual preferred stock	(1)		—		—

Balance at end of year	213,023		213,024		193,546

Common Stock:
Balance at beginning of year	176,453		120,618		117,520
Issuance of common stock and exercise of stock options.	24,373		51,593		3,098
Accrual of stock-based compensation	7,980		4,242		—
Repurchase of common stock	(2,370)		—		—

Balance at end of year	206,436		176,453		120,618

Retained Earnings:
Balance at beginning of year	682,232		697,987		733,763
Net income	119,156	$119,156	44,352	$44,352	7,940	$7,940
Cash dividends declared:
Series B 6.75% convertible perpetual preferred stock ($67.50 per share in 2008; $66.75 per share in 2007).	(14,850)		(14,685)		—
Common stock ($1.78 per share in 2008; $1.74 per share in 2007; $1.70 per share in 2006)	(48,602)		(45,422)		(43,716)
Repurchase of common stock	(15,411)		—		—
Adoption of FASB Interpretation 48 for uncertain tax positions as of April 1, 2007	(10,870)		—		—

Balance at end of year	711,655		682,232		697,987

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	(40,976)		(47,280)		(28,895)
From continuing operations:
Translation adjustments, net of income taxes	18,854	18,854	8,858	8,858	(3,065)	(3,065)
Foreign currency hedge adjustment, net of income taxes	(494)	(494)	1,615	1,615	(292)	(292)
Minimum pension liability, net of income taxes	—	—	16,140	16,140	(9,409)	(9,409)
Adjustment for the adoption of FASB Statement No. 158 for pension and other postretirement benefit plans, net of income taxes	—		(28,551)		—
Funded status of pension and other postretirement benefit plans, net of income taxes	7,133	7,133	—	—	—	—
From discontinued operations:
Translation adjustments, net of income taxes	—	—	(4,254)	(4,254)	(5,394)	(5,394)
Foreign currency hedge adjustment, net of income taxes.	—	—	4,195	4,195	1,371	1,371
Minimum pension liability, net of income taxes	—	—	8,301	8,301	(1,596)	(1,596)

Total comprehensive income (loss)		$144,649		$79,207		$(10,445)

Balance at end of year	(15,483)		(40,976)		(47,280)

Shareholders’ Equity at End of Year	$1,115,631		$1,030,733		$964,871

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2008	2007	2006
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
(in thousands of shares)
Balance at beginning of year	220	200	—
Issuance of convertible perpetual preferred stock	—	20	200
Repurchase of convertible perpetual preferred stock	—	—	—

Balance at end of year	220	220	200

Common Shares Outstanding:
(in thousands of shares)
Balance at beginning of year	26,949	25,748	25,669
Issuance of common stock and exercise of stock options and SARs	538	1,201	79
Repurchase of common stock	(325)	—	—

Balance at end of year	27,162	26,949	25,748

See accompanying notes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)

NOTE 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company”, is one of the world’s leading leaf tobacco merchants and processors. The Company conducts business in more than 35 countries, primarily in major tobacco-growing regions of the world.

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

The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. The investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends to the extent they represent a distribution of retained earnings. The Company received dividends totaling $9.2 million in fiscal year 2008, $7.7 million in fiscal year 2007, and $22.2 million in fiscal year 2006, from companies accounted for under the equity method.

During fiscal year 2008, one of the Company’s operating subsidiaries in Europe entered a new venture formed for the purpose of buying and processing tobacco in one of its primary markets. The venture is classified as a variable interest entity and is included in the Company’s consolidated financial statements because the subsidiary is the primary beneficiary of the venture. The revenues of the venture totaled approximately $0.6 million for the six months of the fiscal year ended March 31, 2008, that it operated, and its total assets at March 31, 2008, were approximately $51.9 million. The Company had no other investments that were considered variable interest entities for any period included in the accompanying financial statements.

As of January 1, 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After the deconsolidation, an impairment charge was recorded to reduce the net investment in Zimbabwe operations to estimated fair value (see Note 3). The Company is accounting for the investment using the cost method, as required under the accounting guidance, and has reported it in investments in unconsolidated affiliates in the March 31, 2008 and 2007, consolidated balance sheets. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate.

Investments in Unconsolidated Affiliates

The Company’s equity method investments and its cost method investments, which include its Zimbabwe operations, are non-marketable securities. Universal reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity or

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost method investments, the Company uses discounted cash flow models. If the fair value of an equity or cost method investee is determined to be lower than its carrying value, an impairment loss is recognized. The preparation of discounted future operating cash flow analyses requires significant management judgment with respect to future operating earnings estimates and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge.

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

The calculations of earnings per share for the fiscal years ended March 31, 2008, 2007, and 2006, are provided in Note 5.

Cash, Cash Equivalents, and Short-Term Investments

All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents. Short-term investments represent securities with a maturity exceeding three months at the time of purchase. The market value of all short-term investments held at March 31, 2008, approximated cost and consisted primarily of commercial paper and certificates of deposit.

Advances to Suppliers

In some regions where it operates, the Company provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheet. Primarily in Brazil, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheet. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $56.0 million at March 31, 2008, and $63.4 million at March 31, 2007, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $14.6 million in fiscal year 2008, $27.0 million in fiscal year 2007, and $27.3 million in fiscal year 2006. These provisions are included in selling, general, and administrative expense in the consolidated statements of income. Write-downs charged against the allowances totaled $31.9 million in fiscal year 2008, $6.8 million in fiscal year 2007, and $2.0 million in fiscal year 2006. The allowances were further increased during fiscal year 2008 by $3.4 million due to currency remeasurement and by $6.5 million from the transfer of loss accruals on guaranteed loans purchased by the Company. Recoveries of amounts previously charged off were not material in fiscal years 2008, 2007, or 2006. Interest on advances is recognized as earned; however, interest accrual is discontinued when an advance is not expected to be fully collected.

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

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transportation, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transportation equipment—3 to 10 years; and office and computer equipment—3 to 10 years. The Company capitalized interest of approximately $800 thousand in fiscal year 2006 on the construction of a tobacco processing facility in Mozambique. No interest was capitalized in fiscal years 2007 or 2008.

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

Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. Based on applicable accounting guidance, the Company reallocated goodwill to revised reporting units during fiscal year 2007 in conjunction with redefining its operating segments. Following the reallocation, a $1.7 million pretax charge was recorded to write off goodwill that was impaired. No charges for goodwill impairment were recorded in fiscal year 2008 or in fiscal year 2006.

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

Income Taxes

The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, undistributed earnings of foreign subsidiaries not permanently reinvested, restructuring and impairment costs, and valuation allowances on farmer advances and ICMS tax credits. At March 31, 2008, the cumulative amount of permanently reinvested earnings of foreign subsidiaries, on which no provision for U.S. income taxes had been made, was approximately $48 million.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the consolidated balance sheets and the consolidated statements of changes in shareholders’ equity and consists of:

	March 31,
	2008	2007	2006
From continuing operations:
Translation adjustments
Before income taxes	$12,421	$(16,585)	$(30,136)
Allocated income taxes	(8,093)	2,059	6,753

Foreign currency hedge adjustment
Before income taxes	2,982	3,741	1,229
Allocated income taxes	(1,044)	(1,309)	(412)

Pension and other postretirement benefits:
Minimum pension liability (before the adoption of SFAS 158)
Before income taxes	—	—	(25,341)
Allocated income taxes	—	—	8,869
Funded status of pension and other postretirement benefit plans (after the adoption of SFAS 158)
Before income taxes	(33,406)	(44,662)	—
Allocated income taxes	11,657	15,780	—

Total from continuing operations	(15,483)	(40,976)	(39,038)

From discontinued operations:
Translation adjustments
Before income taxes	—	—	6,544
Allocated income taxes	—	—	(2,290)

Foreign currency hedge adjustment
Before income taxes	—	—	(6,454)
Allocated income taxes	—	—	2,259

Pension and other postretirement benefits:
Minimum pension liability (before the adoption of SFAS 158)
Before income taxes	—	—	(12,771)
Allocated income taxes	—	—	4,470

Total from discontinued operations	—	—	(8,242)

Total accumulated other comprehensive loss	$(15,483)	$(40,976)	$(47,280)

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

All interest rate swaps have been accounted for as fair value hedges. No material amounts were recorded in net income during 2008, 2007, or 2006 due to hedge ineffectiveness. The Company had $95 million principal amount of fixed rate debt hedged with interest rate swaps at March 31, 2008, and $50 million at March 31, 2007.

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

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expense. The Company recognized net remeasurement gains of $17.2 million in the fiscal year ended March 31, 2008, and $1.4 million in the fiscal year ended March 31, 2007, and net remeasurement losses of $9.4 million in the fiscal year ended March 31, 2006.

Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expense. The Company recognized net foreign currency transaction gains of $12.1 million in the fiscal year ended March 31, 2008, and $4.5 million in the fiscal year ended March 31, 2007, and net transaction losses of $1.8 million in the fiscal year ended March 31, 2006.

The Company’s policy is to use the U.S. dollar as the functional currency for its consolidated subsidiaries located in countries with highly inflationary economies and to remeasure any transactions of those consolidated subsidiaries denominated in the local currency. The Company currently operates in only one country, Zimbabwe, whose economy is classified as highly inflationary under applicable accounting guidance. As discussed above, the operations in Zimbabwe were deconsolidated in fiscal year 2006 and are accounted for using the cost method.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Pronouncements

Universal adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold based solely on their technical merit in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. As a result of adopting FIN 48, the Company recognized a net increase of approximately $10.9 million in its liability related to uncertain tax positions, which was accounted for as a decrease in the April 1, 2007, balance of retained earnings. Additional disclosures related to the adoption of FIN 48 are provided in Note 6.

In addition to the adoption of FIN 48 in fiscal year 2008, the following accounting pronouncements or specific provisions of pronouncements have been issued and will become effective in future periods:

•

The measurement timing provisions of FASB Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). These provisions are effective for fiscal years ending after December 15, 2008, and require that the funded status of defined benefit plans be measured as of the balance sheet date, thereby eliminating the option allowed under the prior guidance, and currently used by the Company, to measure funded status at a date up to three months before the balance sheet date. Universal will adopt these measurement timing provisions in fiscal year 2009. The change is not expected to have a material impact on the Company’s financial statements.

•

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements; and FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives companies the option to report financial instruments and certain other items at fair value. SFAS 157 and SFAS 159 are applicable for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2009, except that the required application of SFAS 157 to non-financial assets and liabilities was delayed to fiscal year 2010 by subsequent guidance. These pronouncements are not expected to have a material effect on the Company’s financial statements.

•

FASB Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which requires that companies record assets acquired, liabilities assumed, and noncontrolling interests in business combinations at fair value, separately from goodwill, as of the acquisition date. This approach differs from the cost allocation approach provided under current accounting guidance and can result in recognition of a gain at acquisition date if the cost to acquire a business is less than the net fair value of the assets acquired, liabilities assumed, and noncontrolling interests. SFAS 141R also provides new guidance on recording assets and liabilities that arise from contingencies in a business combination, and it requires that

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. It is effective for fiscal years beginning after December 15, 2008, which means that Universal will apply the guidance to any business combinations occurring on or after April 1, 2009.

•

FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 151” (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries that are included in a company’s consolidated financial statements, commonly referred to as “minority interests,” be reported as a component of shareholders’ equity in the balance sheet. It also requires that a company’s consolidated net income and comprehensive income include the amounts attributable to both the company’s interest and the noncontrolling interest in the subsidiary, identified separately in the financial statements. Finally, the new guidance requires certain disclosures about noncontrolling interests in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Universal has various subsidiaries with noncontrolling interests and will begin applying the new guidance in fiscal year 2010. Adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

•

FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and several other accounting pronouncements to require enhanced disclosures about derivatives and hedging activities that are aimed at improving the transparency and understanding of those activities for financial statement users. It requires additional disclosures explaining the objectives and strategies for using derivative instruments, how those instruments and the related hedged items are accounted for, and how they affect the company’s financial position, results of operations, and cash flows. SFAS 161 is effective for interim periods and fiscal years beginning after November 15, 2008, which means that Universal will be initially required to make the disclosures in its financial statements for the fiscal year ending March 31, 2009, although earlier application is permitted. As noted above, Universal uses interest rate swaps and forward foreign currency exchange contracts from time to time to minimize interest rate and foreign currency risk, and will make the required additional disclosures upon adoption of SFAS 161.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amounts Reported as Discontinued Operations in the Accompanying Financial Statements

The consolidated statements of income reflect the following income (loss) from discontinued operations, net of income taxes, for the fiscal years ended March 31, 2008, 2007, and 2006:

	Fiscal Years Ended March 31,
	2008	2007	2006
Operating results of discontinued operations, net of income taxes	$(191)	$8,987	$10,913
Net gain (loss) on sale of businesses, net of income taxes (a)	363	(33,924)	—
Impairment charge on businesses held for sale, net of income taxes (b)	(317)	(11,122)	—

Income (loss) from discontinued operations, net of income taxes	$(145)	$(36,059)	$10,913

(a)

The loss on the sale of businesses during fiscal year 2007 primarily reflects the sale of the Deli Operations. The gain on sale of the businesses during fiscal year 2008 reflects the completion of the sales of certain of the Company’s other agri-products businesses, final agreement on sales price adjustments for those transactions, and final payment of selling expenses.

(b)

The impairment charges on businesses held for sale during fiscal years 2007 and 2008 represent adjustments necessary to reduce the Company’s net investment in the non-tobacco businesses that were not part of the Deli Operations to estimated fair value less costs to sell.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating results for the Company’s discontinued non-tobacco operations for the fiscal years ended March 31, 2008, 2007, and 2006, were as follows:

	Fiscal Years Ended March 31,
	2008 (a)	2007 (a)	2006
Sales and other operating revenues	$40,351	$929,835	$1,727,964
Costs and expenses	40,472	907,656	1,704,314

Income (loss) before income taxes and other items	(121)	22,179	23,650
Income taxes	—	12,346	12,470
Minority interests, net of income taxes	70	846	267

Operating results of discontinued operations, net of income taxes	$(191)	$8,987	$10,913

(a)

Deli Operations were sold in September 2006, and businesses (or the assets thereof) comprising the remaining agri-products operations were sold in January 2007, May 2007, and October 2007. Results for fiscal year 2008 reflect the agri-product businesses sold in May 2007 for two months and October 2007 for six months. Results for fiscal year 2007 reflect the Deli Operations for five months, one of the other agri-products businesses for ten months, and the two remaining agri-products businesses for the full year.

As required under the applicable accounting guidance, the results shown above do not reflect depreciation expense after July 6, 2006, for the Deli Operations and December 12, 2006, for the other agri-products operations, which are the respective dates they were classified as “held for sale.” This increased the earnings of the discontinued operations for the fiscal year ended March 31, 2007, by approximately $3.4 million before taxes and $2.3 million after taxes, but the effect for the fiscal year ended March 31, 2008 was immaterial. In addition, as permitted under the accounting standards, the Company has allocated interest expense to the discontinued operations for all periods based on the ratio of the net assets of those operations to consolidated net assets. Total interest allocated in addition to direct third-party interest incurred was $0.3 million and $6.9 million, respectively, for the portions of fiscal years 2008 and 2007 before the businesses were sold, and $15.9 million for fiscal year 2006.

The assets and liabilities of the discontinued non-tobacco operations reflected in the accompanying consolidated balance sheet as of March 31, 2007, were composed of the following:

March 31, 2007 (a)
Assets
Cash and cash equivalents	$240
Accounts receivable, net	16,656
Inventories:
Agri-products	22,499
Other current assets	621

Total current assets	40,016
Property, plant and equipment, net	1,850
Other noncurrent assets	571

Total assets	$42,437

Liabilities
Notes payable and overdrafts	$492
Accounts payable	11,712
Other current liabilities	843

Total current liabilities	13,047
Other long-term liabilities	267

Total liabilities	$13,314

(a)

Reflects balances for two agri-products businesses classified as “held for sale,” but not yet sold, at March 31, 2007. These balances were reported as current assets and current liabilities in the consolidated balance sheet at that date. One business and the assets of the other business were sold during fiscal year 2008.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. RESTRUCTURING AND IMPAIRMENT COSTS

During the fiscal years ended March 31, 2008, 2007, and 2006, Universal recorded restructuring and impairment costs related to several different activities and components of its business operations.

Restructuring Costs Recorded During the Fiscal Year Ended March 31, 2008

During the fiscal year ended March 31, 2008, the Company recorded restructuring costs totaling approximately $12.9 million before tax and minority interest, $8.1 million after tax and minority interest, or $0.25 per diluted share. These costs included one-time and special employee termination benefits and pension curtailment losses. The one-time and special termination benefits were associated with actions taken in several areas of the Company’s worldwide operations, as follows:

•

a restructuring and downsizing of operations in Canada in response to declining tobacco production in that country, affecting ten management and operations employees (approximately $1.1 million before tax);

•

the release of farm managers and workers employed in flue-cured tobacco growing projects in Zambia and Malawi that the Company exited at the end of the 2006-2007 crop year (approximately $1.7 million before tax and minority interest). The costs included termination benefits paid to 28 management and administrative employees, plus small remuneration payments to approximately 10,500 seasonal workers;

•	a cost reduction initiative implemented in the Company’s operations in Malawi that eliminated 237 positions (approximately $1 million before tax and minority interest);

•	a decision to close a sales and logistics office in Europe and consolidate those operations in another location (approximately $3.2 million before tax); and

•	reorganizations and cost reduction initiatives at several smaller locations (approximately $0.9 million before tax).

The pension curtailment losses, which totaled $5 million, were associated with actions taken to terminate one defined benefit pension plan and to freeze another plan, as discussed further in Note 10.

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

Impairment Charges on Flue-Cured Tobacco Growing Projects in Zambia and Malawi

Beginning in fiscal year 2002, Universal invested in various tobacco growing projects in several African countries. Some of these projects involved the establishment and operational start-up of medium or large-scale farms. The primary objective of the projects was to replace a portion of the volumes lost from the significant decline in production of flue-cured tobacco in Zimbabwe since fiscal year 2000, and thus continue to meet customer demand for African-origin flue-cured tobacco. Normally, several crop years are required to assess whether a growing project will be able to consistently meet planned production levels.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also as a result of the review of African flue-cured growing projects, the Company decided during the fourth quarter of fiscal year 2007 to discontinue crop production on a large flue-cured growing project in Malawi and pursue the sale of the leasehold interest in the land, as well as the related farm improvements, infrastructure, and equipment, to one or more third-party farmers who would be expected to continue growing tobacco on all or a portion of the land. Based on discussions with interested and qualified buyers, the Company recorded an impairment charge in that quarter to adjust the carrying value of the growing project assets to estimated fair value less cost to sell. Together with some small asset impairments in Zambia related to actions taken to exit flue-cured growing projects there, the charge totaled approximately $12.9 million before tax. After minority interests and income tax effects, the charge totaled approximately $3.3 million, or $0.13 per share.

The Company completed substantially all activities necessary to exit the flue-cured growing projects in Zambia and Malawi during fiscal year 2008. Prior to their disposal, the impaired assets of those projects were included in segment assets for flue-cured and burley leaf tobacco operations – Other Regions in Note 14. Zambia, Malawi, and other African countries remain important sources of flue-cured tobacco, and Universal expects to continue procuring tobacco grown by farmers in those origins.

Impairment of Equipment and Goodwill

In the third and fourth quarters of fiscal year 2007, the Company recorded charges for the impairment of certain equipment and goodwill. In the third quarter, a charge of $1.8 million was recorded for the impairment of leaf tobacco processing equipment previously used at the Company’s Danville, Virginia processing facility, which was closed in December 2005, as discussed in more detail below. Plans to redeploy that equipment at another Universal processing facility changed, and it was sold. Also in the third quarter, in conjunction with redefining its operating segments to reflect the continuing operations in the leaf tobacco business, the Company reallocated its goodwill to revised reporting units based on applicable accounting guidance. Following the reallocation, a $1.7 million charge was recorded to write off goodwill that was impaired. In the fourth quarter, a charge of $2.2 million was recorded for the impairment of an aircraft being marketed for sale. On a combined basis, these charges totaled $5.7 million before tax, $3.7 million after tax, or $0.14 per diluted share.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Closure of Danville Processing Facility and Other Cost Reduction Initiatives

The components of the pretax charge related to the facility closure and other cost reduction initiatives were as follows:

	Closure of Danville Processing Facility	Other Cost Reduction Initiatives	Total
Restructuring costs:
One-time termination benefits (involuntary)	$1,746	$1,095	$2,841
Special termination benefits (voluntary)	2,963	551	3,514
Other costs	85	611	696

	4,794	2,257	7,051

Impairment costs:
Land, building and equipment	21,240	—	21,240

Total restructuring and impairment costs	$26,034	$2,257	$28,291

During the third quarter of fiscal year 2006, the Company decided to close its leaf tobacco processing facility in Danville, Virginia, and consolidate all of its flue-cured and burley tobacco processing in the United States into its Nash County, North Carolina factory. The closure of the Danville facility, which was effective in December 2005, was the result of the significant decline in U.S. tobacco production since 2000. The related restructuring and impairment costs were associated with the Company’s reportable segment for the North America region of its flue-cured and burley leaf tobacco operations; although they are not defined as a component of segment operating income. The Company also undertook various cost reduction initiatives, including voluntary and involuntary staff reductions in the United States and the closure of two administrative offices outside the U.S.

The one-time termination benefits outlined above were paid to 353 employees, including 32 full-time employees and 313 hourly employees whose positions were eliminated upon closure of the Danville facility. The special termination benefits have been or are being paid to 31 employees who accepted voluntary separation offers, the majority of which were made to employees at the Nash County factory to reduce the workforce there following the transfer of certain employees to that facility from the Danville factory. The other restructuring costs represented lease costs on vacated office space and employee relocation costs associated with the above actions.

The impairment costs outlined above represented adjustments to write down the carrying value of the land, building, and equipment at the Danville facility to fair value. The Company offered the land and building for sale and adjusted their carrying value to estimated fair value, based on information provided by outside brokers and on the Company’s recent experience selling other leaf tobacco facilities in the United States. The land and building were sold during fiscal year 2007 at a price approximating their adjusted carrying value. Certain equipment at the Danville facility was or is expected to be redeployed to other locations, although, as discussed above, plans to redeploy a portion of that equipment changed in fiscal year 2007 and an additional impairment charge was recorded as a result of that decision. Based on the Company’s impairment review, the carrying value of the equipment to be redeployed is supported by the estimated future cash flows associated with the use of the equipment at the new locations. The remaining equipment has been or is expected to be used for replacement parts, or sold for alternative use or scrap, and was written down to the related values estimated by two outside sources. Should the Company decide not to redeploy any portion of the remaining designated equipment from the Danville facility to other locations, that equipment would likely be used for replacement parts, or sold for alternative use or scrap, and additional impairment costs could be incurred.

The $28.3 million in pre-tax restructuring and impairment costs associated with the Danville facility closure and the other cost reduction initiatives reduced fiscal year 2006 income from continuing operations and net income by $17.1 million, or $0.66 per diluted share. The impaired assets still held by the Company as of March 31, 2008, 2007, or 2006 are included in segment assets for flue-cured and burley leaf tobacco operations – North America in Note 14.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Liability

The following is a reconciliation of the Company’s liability for the above restructuring costs through March 31, 2008:

	One-Time and Special Termination Benefits	Other Costs	Total
Costs and payments during fiscal year 2006:
Costs charged to expense	$6,355	$696	$7,051
Payments	(1,744)	(261)	(2,005)

Balance at March 31, 2006	4,611	435	5,046
Payments during fiscal year 2007	(3,280)	(245)	(3,525)

Balance at March 31, 2007	1,331	190	1,521
Costs and payments during fiscal year 2008:
Costs charged to expense	6,717	—	6,717
Payments	(4,962)	(190)	(5,152)

Balance at March 31, 2008	$3,086	$—	$3,086

The payments for termination benefits were made to 374 employees during the fiscal year ended March 31, 2006, 36 employees during the fiscal year ended March 31, 2007, and approximately 300 full-time employees and 10,500 seasonal employees during the fiscal year ended March 31, 2008. The majority of the restructuring liability at March 31, 2008, will be paid during fiscal year 2009.

Investment in Zimbabwe Operations

As discussed in Note 1, the Company deconsolidated its operations in Zimbabwe as of January 1, 2006, under U.S. accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After deconsolidation, the Company recorded a non-cash impairment charge of $29.2 million to adjust the investment in those operations to estimated fair value. No income tax benefit was recognized on the charge. The investment is now accounted for using the cost method and is reported on the balance sheet in investments in unconsolidated affiliates. Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company continues to operate there. The impairment charge associated with Zimbabwe operations reduced fiscal year 2006 income from continuing operations and net income by $29.2 million, or $1.13 per diluted share. The Company’s investment in Zimbabwe operations was approximately $3.8 million at March 31, 2008, $5.8 million at March 31, 2007, and $8.7 million at March 31, 2006. This investment is included in segment assets for flue-cured and burley leaf tobacco operations – Other Regions in Note 14. In addition to the investment, the Company has a net foreign currency translation loss associated with Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. EUROPEAN COMMISSION FINES AND OTHER LEGAL AND TAX MATTERS

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES, and a fine of €11.88 million on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of €11.988 million (approximately $14.9 million at the September 2004 exchange rate) in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against the Company’s subsidiaries.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $47 million at the March 31, 2008 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and the facts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine in order to stay execution during the appeal process.

U.S. Foreign Corrupt Practices Act

As a result of a posting to the Company’s Ethics Complaint hotline alleging improper activities that involved or related to certain of the Company’s tobacco subsidiaries, the Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. These payments approximated $1 million over a five-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but the Company believes those activities did not violate U.S. antitrust laws. The Company voluntarily reported these activities to the appropriate U.S. authorities. On June 6, 2006, the Securities and Exchange Commission notified the Company that a formal order of investigation had been issued.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Legal and Tax Matters

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Fiscal Year Ended March 31,
	2008	2007	2006
(In thousands, except per share data)

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
From continuing operations:
Income (loss) from continuing operations	$119,301	$80,411	$(2,973)
Less: Dividends on convertible perpetual preferred stock	(14,850)	(14,685)	—

Earnings (loss) available to common shareholders from continuing operations	104,451	65,726	(2,973)
From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	(145)	(36,059)	10,913

Net income available to common shareholders	$104,306	$29,667	$7,940

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	27,263	25,935	25,707

Basic earnings (loss) per share:
From continuing operations	$3.83	$2.53	$(0.12)
From discontinued operations	(0.01)	(1.39)	0.43

Net income per share	$3.82	$1.14	$0.31

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
From continuing operations:
Earnings (loss) available to common shareholders from continuing operations	$104,451	$65,726	$(2,973)
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	14,850	—	—

Earnings (loss) available to common shareholders from continuing operations for calculation of diluted earnings (loss) per share	119,301	65,726	(2,973)
From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	(145)	(36,059)	10,913

Net income available to common shareholders	$119,156	$29,667	$7,940

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	27,263	25,935	25,707
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,711	—	—
Employee share-based awards	212	116	—

Denominator for diluted earnings (loss) per share	32,186	26,051	25,707

Diluted earnings (loss) per share:
From continuing operations	$3.71	$2.52	$(0.12)
From discontinued operations	(0.01)	(1.39)	0.43

Net income per share	$3.70	$1.13	$0.31

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

For the fiscal years ended March 31, 2008 and 2006, certain stock appreciation rights and certain stock options outstanding were not included in the computation of diluted earnings per share since their exercise prices were greater than the average market price of the common shares during each of those years and, accordingly, their effect was antidilutive. These shares totaled 272,800 at a weighted-average exercise price of $62.66 for the fiscal year ended March 31, 2008, and 1,698,599 at a weighted-average exercise price of $44.97 for the fiscal year ended March 31, 2006. No stock options or stock appreciation rights were antidilutive for the fiscal year ended March 31, 2007.

NOTE 6. INCOME TAXES

Continuing Operations

Income taxes on income from continuing operations consisted of the following:

	Fiscal Year Ended March 31,
	2008	2007	2006
Current
United States	$9,449	$670	$1,231
State and local	2,744	1,693	2,435
Foreign	31,893	59,417	46,920

	$44,086	$61,780	$50,586

Deferred
United States	$71	$(2,453)	$(14,685)
State and local	48	1,157	(2,022)
Foreign	19,594	642	(11,946)

	19,713	(654)	(28,653)

Total	$63,799	$61,126	$21,933

Foreign taxes include U.S. tax expense on earnings of foreign subsidiaries.

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	1.3	4.5
Impact of permanently reinvested earnings	0.4	1.3	54.0
Impairment of investment in Zimbabwe operations	—	—	69.6
Change in valuation allowance on deferred tax assets	(2.4)	4.6	(28.7)
Other	1.4	3.1	15.1

Effective income tax rate	35.4%	45.3%	149.5%

The U.S. and foreign components of income from continuing operations before income taxes and other items were as follows:

	Fiscal Year Ended March 31,
	2008	2007	2006
United States	$42,733	$(4,235)	$(45,241)
Foreign	137,550	139,112	59,914

Total	$180,283	$134,877	$14,673

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax liabilities and assets from continuing operations were as follows:

	March 31,
	2008	2007
Liabilities
Foreign withholding taxes	$21,820	$20,204
Undistributed earnings	16,462	—
Tax over book depreciation	—	1,513
Foreign currency translation	8,140	—
Goodwill	29,140	26,289
All other	10,063	4,170

Total deferred tax liabilities	$85,625	$52,176

Assets
Employee benefit plans	$50,237	$45,646
Undistributed earnings	—	16,959
Book over tax depreciation	3,592	—
Foreign currency translation	—	2,012
Deferred compensation	2,010	1,290
Tax credits	31,867	39,598
Impairment charges	286	7,732
Valuation allowances on Brazilian farmer advances and ICMS tax credits	13,354	12,647
Net operating loss carryforwards	13,537	6,706
All other	24,537	18,205

Total deferred tax assets	139,420	150,795
Valuation allowance	(20,587)	(24,921)

Net deferred tax assets	$118,833	$125,874

Tax credits at March 31, 2008, consist of $19.4 million of foreign tax credit carryforwards and $12.5 million of alternative minimum tax credit carryforwards. Foreign tax credit carryforwards in the amounts of $4.1 million, $6.8 million, and $8.5 million will expire at the end of fiscal years 2014, 2016, and 2017, respectively. Alternative minimum tax credit carryforwards have an indefinite life. The net operating loss carryforwards of $13.5 million at March 31, 2008, relate to several foreign jurisdictions. Approximately $7.4 million of those carryforwards will expire in four to six years, and the remainder have unlimited carryforward periods.

Combined Income Tax Expense (Benefit)

The combined income tax expense (benefit) allocable to continuing operations, discontinued operations, other comprehensive income (loss), and direct adjustments to shareholders’ equity was as follows:

	Fiscal Year Ended March 31,
	2008	2007	2006
Continuing operations	$63,799	$61,126	$21,933
Discontinued operations	—	15,275	12,470
Other comprehensive income (loss)	14,010	3,118	(9,877)
Direct adjustments to shareholders’ equity	(4,316)	—	(109)

Total	$73,493	$79,519	$24,417

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions

Universal adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective April 1, 2007, and recorded a cumulative effect adjustment of $10.9 million, increasing its liability for tax benefits, interest, and penalties related to uncertain tax positions and reducing the balance of retained earnings. A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal year ended March 31, 2008, is as follows:

Fiscal Year Ended March 31, 2008
Liability for uncertain tax positions, beginning of year	$14,420
Additions:
Related to tax positions for the current year	4,085
Related to tax positions for prior years	1,732
Reductions:
Related to tax positions for prior years	(400)
Due to settlements with tax jurisdictions	(466)
Due to lapses of statutes of limitations	(631)

Liability for uncertain tax positions, end of year	$18,740

Of the total liability for uncertain tax positions at March 31, 2008, approximately $9.3 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.8 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2009. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.

The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. The consolidated statements of income include net expense (benefit) for interest and penalties of $0.2 million in fiscal year 2008, $0.5 million in fiscal year 2007, and $0.9 million in fiscal year 2006. The net expense in fiscal year 2008 included a benefit of approximately $1.2 million of accrued interest due to the favorable resolution of an uncertain tax position in one of the Company’s foreign tax jurisdictions. That accrued interest and the related amounts accrued for income taxes were recorded prior to the adoption of FIN 48. At March 31, 2008, $6.0 million was accrued for interest and penalties.

Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of April 1, 2007, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2005. Open tax years in state and foreign jurisdictions generally range from three to six years.

NOTE 7. CREDIT FACILITIES

Five-Year Revolving Bank Credit Facility

In August 2007, the Company entered into a new five-year revolving bank credit agreement and terminated an existing five-year revolving credit facility. The new agreement provides for a credit facility of $400 million, which matures in August 2012. Borrowings under the credit facility bear interest at variable rates, based on either 1) LIBOR plus a negotiated spread (0.8% at March 31, 2008) or 2) the higher of the federal funds rate plus 0.5% or Prime rate, each plus a negotiated spread (no spread at March 31, 2008). The Company pays a facility fee. Loans made under the facility may be used to provide general working capital, or for general corporate purposes. At March 31, 2008, there were no borrowings outstanding under the revolving credit agreement. At March 31, 2007, there were no borrowings outstanding under the previous credit facility.

Certain covenants in the revolving credit agreement require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with all debt covenants at March 31, 2008.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Credit Facilities

The Company maintains short-term lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2008 and 2007, approximately $126 million and $131 million, respectively, were outstanding under these uncommitted lines of credit. At March 31, 2008, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $609 million. The weighted average interest rates on short-term borrowings outstanding as of March 31, 2008 and 2007, were approximately 4.7% and 5.2%, respectively.

NOTE 8. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

	March 31,
	2008	2007
Medium-term notes due from 2009 to 2013 at various rates	$402,942	$562,952
Less current portion	—	(164,000)

Long-term obligations	$402,942	$398,952

Notes

The Company had $403 million in medium-term notes outstanding at March 31, 2008. These notes mature at various dates from September 2009 to October 2013 and were all issued with fixed interest rates. Interest rates on the notes range from 5.00% to 8.00%. In fiscal year 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

Other Information

The fair value of the Company’s long-term obligations, including the current portion, was approximately $405 million at March 31, 2008, and $550 million at March 31, 2007.

From time to time, the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2008 and 2007, the Company had interest rate swap agreements in place on $95 million and $50 million, respectively, of long-term debt. The fair value of those swap agreements was an asset of $3.4 million at March 31, 2008, and a liability of $0.5 million at March 31, 2007.

Maturities of long-term debt outstanding at March 31, 2008, by fiscal year, were as follows: 2009 - none; 2010 - $79.5 million; 2011 - $15.0 million; 2012 - $95.0 million; 2013 - $10.0 million; and 2014 - $200.0 million.

NOTE 9. LEASES

The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $17.0 million in fiscal year 2008, $12.3 million in fiscal year 2007, and $8.9 million in fiscal year 2006. Future minimum payments under non-cancelable operating leases total $16.6 million in 2009, $12.7 million in 2010, $10.9 million in 2011, $5.3 million in 2012, $1.4 million in 2013, and $1.0 million after 2013.

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

During the fourth quarter of fiscal year 2008, the Company took actions to restructure certain employee benefit arrangements, including terminating a small defined benefit plan and freezing another small plan and replacing it for future service with a defined contribution plan. These actions resulted in a curtailment loss of approximately $5 million during the period, as unrecognized prior service costs were recognized as expense. The curtailment loss was reported as a component of restructuring costs in the consolidated statement of income. The actions affected only two of the Company’s smaller plans, and it has other defined benefit plans under which employees continue to earn active service benefits. The Company has the right to amend or discontinue its pension and other postretirement benefit plans at any time.

As discussed in Note 2, Universal adopted the recognition and disclosure provisions of SFAS 158, effective March 31, 2007, which changed the manner in which the funded status of the Company’s defined benefit plans is reported in the consolidated balance sheet. Under SFAS 158, actuarial gains and losses and prior service costs continue to be deferred and recognized in expense ratably over appropriate future periods, but the overfunded or underfunded status of the defined benefit plans is now measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”). This difference is recorded as an asset (if overfunded) or a liability (if underfunded), with a corresponding adjustment to accumulated other comprehensive loss, net of tax. To reflect the funded status of its plans in the consolidated balance sheet upon adopting SFAS 158, the Company recorded an adjustment to increase its liability for pension and other postretirement benefits by $43.5 million, decrease intangible pension assets by $0.7 million, and increase accumulated other comprehensive loss by $28.6 million, net of tax. Following adoption, as the net unrecognized actuarial loss and unrecognized prior service costs are recognized in net periodic benefit cost in the consolidated statements of income, those amounts are reclassified from accumulated other comprehensive loss.

SFAS 158 will also require companies to measure the funded status of their defined benefit plans as of the balance sheet date, beginning in fiscal years ending after December 15, 2008. Universal currently measures the funded status of its plans three months prior to the balance sheet date and will change its measurement timing effective for the fiscal year ending March 31, 2009.

In the following disclosures, the term “accumulated benefit obligation” (“ABO”) represents the actuarial present value of estimated future benefit payments earned by participants in the Company’s defined benefit pension plans as of the balance sheet date without regard to the estimated effect of future compensation increases on those benefits. The term does not apply to other postretirement benefits. “Projected benefit obligation” refers to the projected benefit obligation (“PBO”) for pension benefits and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefits. These amounts represent the actuarial present value of estimated future benefit payments earned by participants in the benefit plans as of the balance sheet date. For pension benefits, the projected benefit obligation includes the estimated effect of future compensation increases on those benefits.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial Assumptions

Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations were as follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rates:
Benefit cost for plan year	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Benefit obligation at end of plan year	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Expected long-term return on plan assets:
Benefit cost for plan year	7.75%	7.75%	7.75%	4.30%	4.30%	4.30%
Benefit obligation at end of plan year	7.75%	7.75%	7.75%	4.30%	4.30%	4.30%
Salary scale	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Healthcare cost trend rate	N/A	N/A	N/A	8.50%	9.50%	10.00%

As noted above, the Company uses a measurement date of December 31 to determine the funded status of its defined benefit plans. The healthcare cost trend rate is assumed to decrease gradually from 8.50% in 2008 to 5.50% for fiscal year 2014.

Benefit Obligations, Plan Assets, and Funded Status

The following table reflects the changes in benefit obligations and plan assets in 2008 and 2007, and the funded status of the plans at March 31, 2008 and 2007:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2008	2007	2008	2007
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$210,977	$208,056	$—	$—
Projected benefit obligation	244,689	239,494	48,659	55,203

Change in projected benefit obligation:
Projected benefit obligation, beginning of year measurement date	$239,494	$241,934	$55,203	$65,489
Service cost	5,731	5,848	961	1,068
Interest cost	13,139	12,806	3,021	3,113
Effect of discount rate change	(7,008)	(6,157)	(1,024)	(1,205)
Foreign currency exchange rate changes	5,373	1,869	—	—
Settlement	(7,319)	(5,457)	—	—
Other	9,231	1,818	(5,412)	(8,370)
Benefit payments	(13,952)	(13,167)	(4,090)	(4,892)

Projected benefit obligation, end of year measurement date	$244,689	$239,494	$48,659	$55,203

Change in plan assets:
Plan assets at fair value, beginning of year measurement date	$165,416	$151,862	$3,942	$4,175
Actual return on plan assets	9,975	19,315	187	186
Employer contributions	24,057	12,256	3,762	4,473
Settlements	(6,135)	(5,457)	—	—
Foreign currency exchange rate changes	3,925	607	—	—
Benefit payments	(13,952)	(13,167)	(4,090)	(4,892)

Plan assets at fair value, end of year measurement date	$183,286	$165,416	$3,801	$3,942

Funded status:
Funded status of the plans, end of year measurement date	$(61,403)	$(74,078)	$(44,858)	$(51,261)
Contributions after measurement date	1,862	18,474	761	709

Funded status of the plans, end of fiscal year	$(59,541)	$(55,604)	$(44,097)	$(50,552)

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the guidance in SFAS 158, the funded status of the plans at the end of the fiscal year was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2008	2007	2008	2007
Current liability (included in accounts payable and accrued expenses)	$(11,212)	$(1,521)	$(4,148)	$(4,279)
Non-current liability (reported as pensions and other postretirement benefits)	(48,329)	(53,543)	(39,949)	(46,273)

Amounts recognized in the consolidated balance sheets	$(59,541)	$(55,064)	$(44,097)	$(50,552)

Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2008 and 2007, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2008	2007	2008	2007
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation	$239,868	$239,494	$48,659	$55,203
Aggregate fair value of plan assets	178,243	165,416	3,801	3,942
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation	42,032	197,693	N/A	N/A
Aggregate fair value of plan assets	4,660	154,894	N/A	N/A

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$5,731	$5,848	$5,681	$961	$1,068	$1,102
Interest cost	13,139	12,806	12,186	3,021	3,113	3,478
Expected return on plan assets	(12,397)	(10,894)	(10,514)	(162)	(172)	(177)
Curtailment loss	4,952	—	—	—	—	—
Settlement cost	634	1,345	1,172	—	—	—
Net amortization and deferral	3,276	3,559	1,309	(48)	58	(48)

Net periodic benefit cost	$15,335	$12,664	$9,834	$3,772	$4,067	$4,355

A one-percentage-point increase in the assumed healthcare cost trend rate would increase the March 31, 2008, accumulated postretirement benefit obligation by approximately $1.2 million, while a one-percentage-point decrease would reduce the accumulated benefit obligation by approximately $1.0 million. The aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2009 would not change by a significant amount as a result of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss

Beginning with the adoption of SFAS 158 at March 31, 2007, the amounts recognized in other comprehensive income (loss) for the fiscal year and the amounts included in accumulated other comprehensive loss at the end of the fiscal year are shown below. Reclassification adjustments represent amounts included in accumulated other comprehensive loss at the beginning of the year that were recognized in net periodic benefit cost during the year. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2008	2007	2008	2007
Change in net actuarial loss:
Net actuarial loss, beginning of year measurement date	$37,589	$—	$3,455	$—
Losses (gains) arising during the year	943	—	(6,790)	—
Reclassification adjustments during the year	(3,080)	—	—	—
Adoption of SFAS 158	—	37,589	—	3,455

Net actuarial loss, end of year measurement date	35,452	37,589	(3,335)	3,455

Change in prior service cost:
Prior service cost, beginning of year measurement date	3,762	—	(144)	—
Prior service cost arising during the year	3,229	—	—	—
Reclassification adjustments during the year	(5,606)	—	49	—
Adoption of SFAS 158	—	3,762	—	(144)

Prior service cost, end of year measurement date	1,385	3,762	(95)	(144)

Total amounts in accumulated other comprehensive loss at end of year measurement date, before income taxes	$36,837	$41,351	$(3,430)	$3,311

The Company expects to recognize approximately $2.8 million of the net actuarial loss and $0.3 million of the prior service cost at March 31, 2008, in net periodic benefit cost during fiscal year 2009.

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

Universal’s weighted–average target pension asset allocation and target ranges at the December 31, 2007, measurement date and asset allocations at the December 31, 2007 and 2006, measurement dates by asset category were as follows:

			Actual Allocation
	Target Allocation	Range	December 31, 2007	December 31, 2006
Asset Category[1]
Domestic equity securities	55.0%	49% - 61%	53.3%	55.4%
International equity securities	15.0%	13% - 17%	16.5%	16.4%
Fixed income securities[2]	30.0%	25% - 35%	30.2%	28.2%

Total	100.0%		100.0%	100.0%

[1]	The plan holds no real estate assets.
[2]	Actual amounts include cash balances held for the payment of benefits.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Conditions in the U.S. credit markets during the second half of fiscal year 2008 have adversely affected the ability of holders to freely trade some fixed income securities. The Company has reviewed the fixed income investments held by its U.S. defined benefit pension plans at the December 31, 2007, measurement date and has determined that the values assigned to those investments represent appropriate fair values at that date. As part of this review, the Company also determined that there have been no significant adverse effects on the value of fixed income investments held by the plans since the December 31, 2007, measurement date.

Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions are in the form of funding those benefits as they are incurred. During January 2007, the Company made $15 million in additional contributions to its U.S. pension plans to increase their funded status in anticipation of new minimum funding requirements introduced by the Pension Protection Act of 2006 that became effective for plan years beginning after December 31, 2007. The Company expects to make contributions of $20.3 million to its pension plans in fiscal year 2009.

Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year:	Pension Benefits	Other Postretirement Benefits
2009	$21,227	$4,149
2010	13,907	4,293
2011	13,329	4,244
2012	13,676	4,228
2013	14,725	4,190
2014-2018	90,716	20,691

Other Benefit Plans

Universal and several U.S. subsidiaries offer an employer-matched defined contribution savings plan. This plan replaced an existing employer-matched stock purchase plan during fiscal year 2007 and provides substantially the same benefits as that plan. Amounts charged to expense for these plans were approximately $1.5 million for fiscal year 2008, and approximately $1.3 million for each of the fiscal years 2007 and 2006.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. COMMON AND PREFERRED STOCK

Common Stock

At March 31, 2008, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 27,162,150 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them. If dividends on the Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) are not declared and paid for any dividend period, then dividends on the common stock may not be paid until the dividends on the Preferred Stock have been paid for a period of four consecutive quarters.

On November 7, 2007, Universal’s board of directors authorized a program to repurchase up to $150 million of the Company’s outstanding common shares. The program extends through November 2009. Share repurchases will take place from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. Through March 31, 2008, the Company repurchased 325,295 shares of common stock at a total cost of approximately $17 million, representing a weighted-average price of $53.16 per share.

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

Convertible Perpetual Preferred Stock

The Company is also authorized to issue up to 5,000,000 shares of preferred stock. In March and April 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) were issued under this authorization, and 219,999 shares were issued and outstanding at March 31, 2008. The Preferred Stock has a liquidation preference of $1,000 per share and generated approximately $213 million in net cash proceeds, which were used to reduce short-term debt. Holders of the Preferred Shares are entitled to receive quarterly dividends at the rate of 6.75% per annum on the liquidation preference when, as, and if declared by the Company’s Board of Directors. Dividends are not cumulative in the event the Board does not declare a dividend for one or more quarterly periods. Under the terms of the Preferred Stock offering, the Board is prohibited from declaring regular dividends on the Preferred Shares in any period in which the Company fails to meet specified levels of shareholders’ equity and net income; however, in that situation, the Board may instead declare such dividends payable in shares of the Company’s common stock or from net proceeds of common stock issued during the ninety-day period prior to the dividend declaration. The Preferred Shares have no voting rights, except in the event the Company fails to pay dividends for four consecutive or non-consecutive quarterly dividend periods or fails to pay the redemption price on any date that the Preferred Shares are called for redemption, in which case the holders of Preferred Shares will be entitled to elect two additional directors to the Company’s Board to serve until dividends on the Preferred Stock have been fully paid for four consecutive quarters.

The Preferred Shares are convertible, at the option of the holder, at any time into shares of the Company’s common stock at a conversion rate that is adjusted each time the Company pays a dividend on its common stock that exceeds $0.43 per share. The conversion rate at March 31, 2008 was 21.4237 shares of common stock per preferred share, which represents a conversion price of approximately $46.68 per common share. Upon conversion, the Company may, at its option, satisfy all or part of the conversion value in cash.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 12. EXECUTIVE STOCK PLANS AND STOCK-BASED COMPENSATION

Executive Stock Plans

The Company’s shareholders have approved Executive Stock Plans under which officers, directors, and employees of the Company and its subsidiaries may receive grants and awards of common stock, restricted stock, restricted stock units, (“RSUs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. Currently, grants are outstanding under the 1997 Executive Stock Plan and the 2002 Executive Stock Plan. Shareholders approved the 2007 Stock Incentive Plan in August 2007, and that Plan will be used for future grants. Together, these plans are referred to in this disclosure as the “Plans”. Up to 2 million shares of the Company’s common stock may be issued under each of the Plans; however, direct awards of common stock, restricted stock, or RSUs under both the 2002 Executive Stock Plan and the 2007 Stock Incentive Plan are limited to 500,000 shares.

Through the fiscal year ended March 31, 2005, non-qualified stock options were the primary form of stock-based compensation awarded. Beginning in the fiscal year ended March 31, 2006, the compensation program was revised to provide grants of restricted stock, RSUs, and stock-settled SARs instead of stock options. These changes represent refinements in program design only, and the Company is still authorized to award stock options and other forms of share-based compensation under the Plans. The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Executive Compensation, Nominating, and Corporate Governance Committee of the Board of Directors in the fiscal year. Outside directors automatically receive shares of restricted stock following each annual meeting of shareholders.

Non-qualified stock options and SARs granted under the Plans have an exercise price equal to the market price of a share of common stock on the date of grant. All stock options currently outstanding under the Plans are fully vested and exercisable, and they expire ten years after the grant date. SARs granted under the Plans vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date. RSUs awarded under the Plans vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. Shares of restricted stock granted to outside directors vest upon the individual’s retirement from service as a director.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and SARs

The following tables summarize the Company’s stock option and SAR activity and related information for the fiscal years ended March 31, 2008, 2007, and 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Fiscal Year Ended March 31, 2006:
Outstanding at beginning of year	1,827,191	$42.64
Granted	263,500	46.34
Exercised	(72,000)	36.57
Cancelled/expired	(6,909)	44.20

Outstanding at end of year	2,011,782	43.34
Fiscal Year Ended March 31, 2007:
Granted	265,500	$36.03
Exercised	(1,232,967)	43.81
Cancelled/expired	(17,000)	38.94
Forfeited	(69,500)	38.21

Outstanding at end of year	957,815	41.16
Fiscal Year Ended March 31, 2008:
Granted	272,800	$62.66
Exercised	(632,725)	42.10

Outstanding at end of year	597,890	$49.97	7.95	$9,305

Exercisable at end of year	274,884	$46.00	6.93	$5,369

Expected to vest in future periods	323,006	$53.34	8.82	$3,936

	Fiscal Year Ended March 31,
	2008	2007	2006
Total intrinsic value of stock options and/or SARs exercised	$12,850	$10,698	$608
Total fair value of stock options and/or SARs vested	$2,026	$0	$2,972

Intrinsic value and aggregate intrinsic value in the tables above are based on the difference between the market price of the underlying shares at the exercise date or balance sheet date, as applicable, and the exercise prices of the stock options and SARs. The closing market prices used to determine the aggregate intrinsic value at the end of each fiscal year were as follows: $65.53 at March 31, 2008, $61.35 at March 31, 2007, and $36.77 at March 31, 2006.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs and Restricted Stock

The following table summarizes the Company’s RSU and restricted stock activity for the fiscal years ended March 31, 2008, 2007, and 2006:

	RSUs		Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Fiscal Year Ended March 31, 2006:
Unvested at beginning of year	—	$—	18,900	$33.99
Granted	67,915	46.21	10,000	46.05

Unvested at end of year	67,915	46.21	28,900	38.16
Fiscal Year Ended March 31, 2007:
Granted	71,909	36.57	20,000	35.26
Vested	(7,503)	46.00	—	—
Forfeited	(8,530)	41.19	—	—

Unvested at end of year	123,791	40.96	48,900	36.98
Fiscal Year Ended March 31, 2008:
Granted	74,149	61.87	11,500	49.78
Vested	(60,163)	47.22	—	—

Unvested at end of year	137,777	$49.48	60,400	$39.41

Stock-Based Compensation Expense

Determination of the Grant Date Fair Value of Stock-Based Compensation

As noted above, the Company granted SARs, RSUs, and restricted stock during the fiscal years ended March 31, 2008 and 2007, following the adoption of SFAS 123R, and stock options, RSUs, and restricted stock in prior years. The fair value of the RSUs and restricted stock was based on the market price of the common stock on the grant date. The fair values of the SARs awarded in fiscal years 2008 and 2007 and stock options awarded in fiscal year 2006 were estimated using the Black-Scholes pricing model and the following assumptions:

	Fiscal Year Ended March 31,
	2008	2007	2006
Assumptions:
Expected term	5.0 years	6.0 years	9.0 years
Expected volatility	26.1%	31.6%	28.5%
Expected dividend yield	2.81%	4.77%	3.63%
Risk-free interest rate	5.00%	4.67%	4.06%

Resulting fair value of SARs and stock options granted	$14.64	$8.11	$11.28

The expected term was based on the Company’s historical stock option exercise data for instruments with comparable features and economic characteristics. The expected volatility was estimated based on historical volatility of the Company’s common stock using weekly closing prices. The expected dividend yield was based on the annualized quarterly dividend rate and the market price of the common stock at grant date. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the grant date for securities with a remaining term equal to the expected term of the SARs or stock options. Since all SAR and stock option grants were awarded on the same date in each of the three fiscal years 2006, 2007, and 2008, the fair values shown in the above table represent the weighted-average grant date fair values for those years.

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

For the fiscal year ended March 31, 2008, the Company recorded total stock-based compensation expense of $8.0 million and recognized a related income tax benefit of $2.8 million. For the fiscal year ended March 31, 2007, the Company recorded total stock-based compensation expense of $4.2 million and recognized a related income tax benefit of $1.5 million. Prior to the adoption of SFAS 123R, the Company recorded stock-based compensation expense of $0.7 million on RSUs for the fiscal year ended March 31, 2006, under the intrinsic value method of APB 25 and recognized a related income tax benefit of $0.3 million.

Had the Company adopted the fair value-based recognition provisions of SFAS 123 for periods prior to the adoption of SFAS 123R, the pro forma effect on income from continuing operations and earnings per share for the fiscal year ended March 31, 2006, would have been as follows:

Fiscal Year Ended March 31, 2006
Loss from continuing operations	$(2,973)
Stock-based compensation cost under fair value accounting	3,661

Pro forma loss from continuing operations under fair value method	$(6,634)

Basic earnings (loss) per share from continuing operations	$(0.12)
Per share stock-based compensation cost under fair value accounting	0.14

Pro forma basic earnings (loss) per share from continuing operations	$(0.26)

Diluted earnings (loss) per share from continuing operations	$(0.12)
Per share stock-based compensation cost under fair value accounting	0.15

Pro forma diluted earnings (loss) per share from continuing operations	$(0.27)

At March 31, 2008, the Company had $4.2 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.5 years. During the fiscal years ended March 31, 2008, 2007, and 2006, the Company received cash proceeds of $24.4 million, $51.0 million, and $3.1 million, respectively, from the exercise of stock options, and realized income tax benefits totaling $4.3 million, $3.6 million, and $0.1 million, respectively, from those transactions.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. COMMITMENTS AND OTHER MATTERS

Commitments

The Company enters into contracts to purchase tobacco from farmers in a number of the countries in which it operates. The majority of these contracts are with farmers in Brazil and several African countries. Most contracts cover one annual growing season, but some contracts with commercial farmers in Africa cover multiple years. Primarily with the farmer contracts in Brazil, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2008, the Company had contracts to purchase approximately $700 million of tobacco, $630 million of which represented volumes to be delivered during the coming fiscal year. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by advances to farmers, which totaled approximately $149 million at March 31, 2008. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the seasonal or long-term financing it provided to, or guaranteed for, the farmers. As noted above, arrangements to guarantee bank loans to farmers exist primarily in Brazil and are discussed in more detail below. In addition to its contractual obligations to purchase tobacco, the Company has commitments related to approved capital expenditures and various other requirements that approximated $48 million at March 31, 2008.

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At March 31, 2008, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $218 million. About 70% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to third-party banks could result in a liability for the subsidiary under the related guarantee; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make as of March 31, 2008, was the face amount, $218 million, plus any unpaid accrued interest ($203 million plus unpaid accrued interest as of March 31, 2007). The accrual recorded for the value of the guarantees was approximately $13 million and $10 million at March 31, 2008 and 2007, respectively. In addition to these guarantees, the Company has other contingent liabilities totaling approximately $59 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union (see Note 4).

Major Customers

A material part of the Company’s business is dependent upon a few customers. For the fiscal years ended March 31, 2008, 2007 and 2006, revenue from subsidiaries and affiliates of Altria Group, Inc. (“Altria”) was approximately $680 million, $675 million, and $625 million, respectively. For the same periods, Japan Tobacco, Inc. accounted for revenue of approximately $435 million, $370 million, and $280 million, respectively. The loss of, or substantial reduction in business from, either of these customers would have a material adverse effect on the Company. Altria recently completed the separation of its U.S. and international tobacco businesses into two independent companies. The Company believes that the separation will have no material adverse effect on its future results. The revenues from Altria disclosed above for fiscal years 2008, 2007, and 2006 reflect the combined company prior to the separation.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $4.7 million and $5.1 million at March 31, 2008 and 2007, respectively. The allowance was increased for provisions for estimated uncollectible amounts of $0.9 million in fiscal year 2008, $1.1 million in fiscal year 2007, and $0.3 million in fiscal year 2006. Amounts charged off to the allowance totaled approximately $1.3 million in fiscal year 2008, $1.0 million in fiscal year 2007, and $0.4 million in fiscal year 2006. At March 31, 2008 and 2007, accounts receivable by reportable operating segment were as follows:

	March 31,
	2008	2007
Flue-cured and burley leaf tobacco operations:
North America	$40,593	$24,804
Other Regions	158,552	203,198

Subtotal	199,145	228,002
Other tobacco operations	31,962	33,104

Consolidated accounts receivable	$231,107	$261,106

ICMS Tax Credits in Brazil

In recent years, the Company’s operating subsidiary in Brazil paid significant amounts of ICMS (“Imposto Sobre Circulacao de Mercadorias e Servicos”) tax. ICMS is a value-added tax on the transfer of goods and services between states in Brazil and is paid when tobacco purchased from farmers outside the state of Rio Grande do Sul is brought into that state for processing. Payment of the ICMS tax generates tax credits that may be used to offset ICMS tax obligations generated on domestic sales of processed tobacco and agricultural materials, or they may be sold or transferred to third parties. Since domestic sales compose only about one-fifth of total sales, the subsidiary has historically generated excess ICMS tax credits that are offered and sold to other companies, generally at a discount, upon approval from state tax authorities. During fiscal year 2005, changes in the ICMS tax regulations were implemented to limit the ability of companies to use purchased ICMS tax credits and to impose new restrictions, including consent from local governmental authorities, on the sale or transfer of those credits to third parties. As a result of these changes, management determined that it was unlikely to realize, through use, sale, or transfer, a substantial amount of the unused ICMS tax credits. Based on management’s expectations about future realization, the Brazilian operating subsidiary recorded a valuation allowance on the ICMS tax credits. During fiscal year 2008, the subsidiary experienced favorable developments in limiting the accumulation of new credits, in obtaining government approval for the sale or transfer of existing credits, and in selling credits to third parties at lower market discounts than previously anticipated. As a result, the subsidiary reduced the valuation allowance on outstanding credits by approximately $8 million during the year. At March 31, 2008, the subsidiary held total ICMS tax credits of approximately $37 million, and the related valuation allowance was approximately $3 million. At March 31, 2007, ICMS tax credits totaled approximately $46 million, and the related valuation allowance was approximately $13 million. The allowance on ICMS tax credits may be further adjusted in future periods based on market conditions and the subsidiary’s ability to use the excess tax credits or sell or transfer them to third parties.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statutory Severance Obligation in Malawi

The Malawi Employment Act of 2000 (“the Act”) established a legal obligation for companies operating in Malawi to pay a statutory severance benefit based on qualified compensation and years of service to employees upon termination of employment by retirement, death, mutual agreement, or involuntary action by the company. Interpretation of the Act and actual practice since its original passage have extended this severance benefit to employees if they were not entitled to a company-sponsored pension benefit or otherwise only to the extent that it exceeded the company-sponsored pension benefit. The statutory severance benefit has been the subject of court cases in Malawi, and rulings issued by the courts during fiscal year 2008 have interpreted the severance benefit as being fully payable in addition to company-sponsored pensions, and those rulings have also expanded the qualifying compensation on which the severance benefit is based. The Company’s operating subsidiary in Malawi engaged outside actuaries to calculate its statutory severance obligation based on the recent court interpretations, and an additional obligation of $7.8 million was accrued in the quarter ended March 31, 2008. After minority interest and income taxes, the accrual reduced income from continuing operations and net income by $4.9 million, or $0.15 per diluted share. Legislative amendments to the Act have been proposed which would change or clarify the law to make eligibility for the benefit consistent with the original practice and interpretation. Should these amendments become law, all or a portion of the additional severance obligation accrued in fiscal year 2008 could be reversed.

Investment in Socotab L.L.C.

Universal has a 49% ownership interest in Socotab L.L.C., a leading processor and leaf merchant of oriental tobaccos with operations located principally in Europe. Summarized financial information for Socotab L.L.C. for its fiscal years ended March 31, 2008, 2007, and 2006, is as follows:

	Fiscal Years Ended March 31,
	2008	2007	2006
Income Statement Information:
Sales	$329,112	$307,390	$325,621
Gross profit	75,475	77,234	75,659
Net income	20,470	27,039	21,957
	March 31,
	2008	2007
Balance Sheet Information:
Current assets	$356,746	$227,187
Property, plant and equipment and other assets	78,073	69,396
Current liabilities	258,370	146,363
Long-term obligations and other liabilities	8,169	8,432
Minority interests	484	458

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. OPERATING SEGMENTS

Universal’s continuing operations involve selecting, buying, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes and/or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. A substantial portion of the Company’s revenues are derived from sales to a limited number of large, multinational cigarette manufacturers.

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

Universal incurs overhead expenses related to senior management, finance, legal, and other functions that are centralized at its corporate headquarters, as well as functions performed at several sales and administrative offices around the world. These overhead expenses are allocated to the various operating segments, generally on the basis of tobacco volumes planned to be purchased and/or processed. Management believes this method of allocation is representative of the value of the related services provided to the operating segments. The Company evaluates the performance of its segments based on operating income after allocated overhead expenses (excluding significant non-recurring charges or credits), plus equity in the pretax earnings of unconsolidated affiliates.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of or for the fiscal years ended March 31, 2008, 2007, and 2006, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2008	2007	2006	2008	2007	2006
Flue-cured and burley leaf tobacco operations:
North America	$336,170	$348,926	$257,306	$34,379	$40,276	$25,075
Other Regions (1)	1,485,304	1,393,223	1,256,872	143,589	131,841	74,121

Subtotal	1,821,474	1,742,149	1,514,178	177,968	172,117	99,196
Other Tobacco Operations (2)	324,348	265,123	267,134	39,960	36,599	31,671

Segment total	2,145,822	2,007,272	1,781,312	217,928	208,716	130,867
Less:
Equity in pretax earnings of unconsolidated affiliates (3)				13,500	14,235	14,140
Restructuring and impairment costs (4)				12,915	30,890	57,463

Consolidated total	$2,145,822	$2,007,272	$1,781,312	$191,513	$163,591	$59,264

	Segment Assets			Goodwill
	March 31,			March 31,
	2008	2007	2006	2008	2007	2006
Flue-cured and burley leaf tobacco operations:
North America	$298,015	$315,852	$307,013	$—	$—	$—
Other Regions (1)	1,536,530	1,675,725	1,459,033	101,738	101,163	100,603

Subtotal	1,834,545	1,991,577	1,766,046	101,738	101,163	100,603
Other Tobacco Operations (2)	299,567	294,808	300,570	2,787	3,014	2,219

Segment total	2,134,112	2,286,385	2,066,616	104,525	104,177	102,822
Assets of discontinued operations	—	42,437	826,048	—	—	—

Consolidated total	$2,134,112	$2,328,822	$2,892,664	$104,525	$104,177	$102,822

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2008	2007	2006	2008	2007	2006
Flue-cured and burley leaf tobacco operations:
North America	$11,423	$13,495	$15,076	$5,296	$3,043	$3,877
Other Regions (1)	28,924	30,657	32,592	18,354	17,780	42,850

Subtotal	40,347	44,152	47,668	23,650	20,823	46,727
Other Tobacco Operations (2)	2,893	4,153	2,643	4,054	4,355	9,016

Segment and consolidated total	$43,240	$48,305	$50,311	$27,704	$25,178	$55,743

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)

Includes Dark Air-Cured, Oriental and Special Services, as well as inter-company eliminations. Oriental does not contribute significantly to the reported amounts for sales and other operating revenues, goodwill, depreciation and amortization, or capital expenditures because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $106.6 million, $93.5 million, and $80.4 million at March 31, 2008, 2007, and 2006, respectively.

(3)	Item is included in segment operating income, but is not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data as of or for the fiscal years ended March 31, 2008, 2007, and 2006, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets consist of net property, plant, and equipment, goodwill, other intangibles, and certain other non-current assets.

	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2008	2007	2006
United States	$358,198	$364,217	$365,514
Belgium	416,148	347,576	280,767
Germany	204,573	219,250	171,859
All other countries	1,166,903	1,076,229	963,172

Consolidated total	$2,145,822	$2,007,272	$1,781,312

	Long-Lived Assets
	March 31,
	2008	2007	2006
United States	$101,600	$113,427	$131,995
Brazil	165,180	170,388	179,416
Mozambique	50,686	51,233	50,432
All other countries	124,896	135,202	163,460

Consolidated total	$442,362	$470,250	$525,303

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data is provided in the table below. Due to the seasonal nature of the Company’s business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2008
Sales and other operating revenues	$450,217	$655,330	$573,094	$467,181
Gross profit	84,168	142,716	127,005	76,209
Income (loss) from:
Continuing operations	18,178	40,473	50,752	9,898
Discontinued operations	530	(675)	—	—
Net income	18,708	39,798	50,752	9,898
Earnings available to common shareholders after dividends on convertible perpetual preferred stock	14,995	36,086	47,040	6,185
Earnings (loss) per common share:
Basic:
Continuing operations	0.53	1.34	1.72	0.23
Discontinued operations	0.02	(0.02)	—	—
Net income	0.55	1.32	1.72	0.23
Diluted:
Continuing operations	0.52	1.25	1.56	0.23
Discontinued operations	0.02	(0.02)	—	—
Net income	0.54	1.23	1.56	0.23
Cash dividends declared per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.44	0.44	0.45	0.45
Market price range of common stock:
High	66.60	62.55	54.08	67.08
Low	59.66	44.48	44.85	45.69

Fiscal Year Ended March 31, 2007
Sales and other operating revenues	$446,917	$544,164	$511,706	$504,485
Gross profit	84,275	145,761	133,358	80,356
Income (loss) from:
Continuing operations	(13,727)	37,238	35,799	21,121
Discontinued operations	11,379	(34,159)	(11,674)	(1,605)
Net income (loss)	(2,348)	3,079	24,105	19,516
Earnings (loss) available to common shareholders after dividends on convertible perpetual preferred stock	(5,895)	(634)	20,392	15,804
Earnings (loss) per common share:
Basic:
Continuing operations	(0.67)	1.29	1.24	0.66
Discontinued operations	0.44	(1.32)	0.45	(0.06)
Net income (loss)	(0.23)	(0.03)	0.79	0.60
Diluted:
Continuing operations	(0.67)	1.21	1.17	0.65
Discontinued operations	0.44	(1.12)	(0.38)	(0.06)
Net income (loss)	(0.23)	0.09	0.79	0.59
Cash dividends declared per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.43	0.43	0.44	0.44
Market price range of common stock:
High	38.41	38.63	50.05	61.35
Low	36.02	35.02	36.14	46.70

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note:	Earnings (loss) per share amounts for each fiscal year may not equal the total of the four quarterly amounts due to differences in weighted-average outstanding shares for the respective periods and to the fact that the Company’s convertible perpetual preferred stock may be antidilutive for some periods.

Significant items included in the quarterly results were as follows:

•

First Quarter 2008 – $3.3 million in restructuring costs, consisting of severance and voluntary termination benefits associated with the downsizing of the Company’s operations in Canada, the release of farm managers and workers employed in flue-cured tobacco growing projects in Zambia and Malawi that the Company exited at the end of the 2006-2007 crop year, and cost reduction initiatives at several smaller locations. After minority interest and income taxes, these costs reduced income from continuing operations and net income by $2.3 million, or $0.08 per diluted share.

•

Fourth Quarter 2008 – $9.6 million in restructuring costs, consisting of severance costs primarily associated with a workforce reduction in the Company’s operations in Malawi and a decision to close and consolidate a sales and logistics office in Europe, as well as curtailment losses associated with actions taken to terminate a small defined benefit pension plan and freeze another small plan. After minority interests and income taxes, these costs reduced income from continuing operations and net income by $5.8 million, or $0.21 per diluted share. The Company’s subsidiary in Malawi also recorded a separate charge of $7.8 million to accrue an obligation established by recent court rulings that entitle employees to certain statutory severance benefits as discussed in Note 13. After minority interest and income taxes, this charge reduced income from continuing operations and net income by $4.9 million, or $0.18 per diluted share. Partially offsetting the above costs was a gain of $6.5 million on the sale of surplus timberland in Brazil that increased income from continuing operations and net income by $4.3 million, or $0.16 per diluted share.

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

•

Second Quarter 2007 – provisions for uncollectible farmer advances in Brazil and in several African countries totaling $25.2 million. About half of those provisions related to African leaf growing projects that the Company later decided to exit. The Company also recorded $12.8 million in lower-of-cost-or-market inventory charges related to those projects. After minority interests and income tax effects, these provisions reduced income from continuing operations and net income by $24.9 million, or $0.81 per diluted share. In addition, the Company recorded a loss of $32.8 million before income taxes, plus related income tax expense of $0.5 million, on the sale of a significant portion of its non-tobacco operations. That loss increased the loss from discontinued operations and reduced net income by $33.3 million, or $1.09 per diluted share.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for uncertain income tax positions in 2008 and its methods for accounting for employee stock compensation plans and defined benefit pension and other postretirement plans in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
May 28, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of

Universal Corporation

We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated May 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
May 28, 2008

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

For the three years ended March 31, 2008, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.

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

As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based on its assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 79 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2008 Proxy Statement.

The following are executive officers of the Company as of May 30, 2008.

Name	Position	Age
G. C. Freeman, III	President and Chief Executive Officer	45
W. K. Brewer	Vice President	49
H. H. Roper	Vice President and Chief Financial Officer	59
D. C. Moore	Vice President and Chief Administrative Officer	52
K. M. L. Whelan	Vice President and Treasurer	61
P. D. Wigner	Vice President, General Counsel, Secretary & Chief Compliance Officer	39
R. M. Peebles	Controller	50

There are no family relationships between any of the above officers.

H.H. Roper, K.M.L. Whelan and R.M. Peebles have been employed by the Company in their listed capacities during the last five years. G.C. Freeman, III served as General Counsel and Secretary from February 1, 2001, until November 2005, and was elected Vice President in November 2005, President in December 2006, and Chief Executive Officer effective April 1, 2008. W.K. Brewer served as President of Universal Leaf North America U.S., Inc. from January 1, 2002 until March 2006 and was elected Executive Vice President of Universal Leaf Tobacco Company, Incorporated (“Universal Leaf”) in March 2006, and Vice President of Universal Corporation in August 2007. D.C. Moore was elected Vice President and Chief Administrative Officer effective April 1, 2006, and served as Senior Vice President of Universal Leaf from September 2005 until April 2006, and Managing Director of Universal Leaf International SA from April 2002 until September 2005. P.D. Wigner was elected Chief Compliance Officer in November 2007, Vice President in August 2007, and General Counsel and Secretary in November 2005. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. Mr. Roper will retire on August 31, 2008. Mr. Moore will succeed him as Chief Financial Officer of the Company.

The Company has a Code of Conduct that includes the New York Stock Exchange’s requirements for a “Code of Business Conduct and Ethics” and the Securities and Exchange Commission’s requirements for a “Code of Ethics for Senior Financial Officers.” A copy of the Code of Conduct is available through the “Investor/Corporate Governance” section of the Company’s website at www.universalcorp.com. If the Company amends a provision of the Code of Conduct, or grants a waiver from any such provision to a director or executive officer, the Company will disclose such amendments and the details of such waivers on the Company’s website to the extent required by the Securities and Exchange Commission or the New York Stock Exchange.

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Executive Compensation, Nominating, and Corporate Governance Committee”, “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2008 Proxy Statement and such information is incorporated by reference herein.

Item 11.	Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Shares of the Company’s common stock are authorized for issuance with respect to the Company’s compensation plans. The following table sets forth information as of March 31, 2008, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity compensation plans approved by shareholders:
1994 Amended and Restated Stock	24,000	$35.65
Option Plan for Non-Employee Directors
1997 Executive Stock Plan	14,667	29.24
2002 Executive Stock Plan	757,434	50.51	262,500	[2]
2007 Stock Incentive Plan			2,000,000	[3]
Equity compensation plans not approved by shareholders[4]	—	—

Total	796,101	$49.67	2,262,500

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants, and rights.
[2]

The 2002 Executive Stock Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units. All of the 262,500 shares of common stock remaining available for future issuance under that plan are available for awards of common stock or restricted stock.

[3]

The 2007 Stock Incentive Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units. Of the 2,000,000 shares of common stock remaining available for future issuance under that plan, 500,000 shares are available for awards of common stock, restricted stock units, or restricted stock.

[4]	All of the Company’s equity compensation plans have been approved by shareholders.

Refer also to the caption “Stock Ownership” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Refer to the caption “Certain Transactions” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2008 Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

Refer to the caption “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference.

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

UNIVERSAL CORPORATION
May 30, 2008
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN B. KING	Chairman of the Board	May 30, 2008
Allen B. King

/s/ GEORGE C. FREEMAN, III	President, Chief Executive Officer, and Director	May 30, 2008
George C. Freeman, III	(Principal Executive Officer)

/s/ HARTWELL H. ROPER	Vice President and Chief Financial Officer	May 30, 2008
Hartwell H. Roper	(Principal Financial Officer)

/s/ ROBERT M. PEEBLES	Controller	May 30, 2008
Robert M. Peebles	(Principal Accounting Officer)

/s/ JOHN B. ADAMS, JR.	Director	May 30, 2008
John B. Adams, Jr.

/s/ CHESTER A. CROCKER	Director	May 30, 2008
Chester A. Crocker

/s/ JOSEPH C. FARRELL	Director	May 30, 2008
Joseph C. Farrell

/s/ CHARLES H. FOSTER, JR.	Director	May 30, 2008
Charles H. Foster, Jr.

/s/ THOMAS H. JOHNSON	Director	May 30, 2008
Thomas H. Johnson

Signature	Title	Date

/s/ EDDIE N. MOORE, JR.	Director	May 30, 2008
Eddie N. Moore, Jr.

/s/ JEREMIAH J. SHEEHAN	Director	May 30, 2008
Jeremiah J. Sheehan

/s/ HUBERT R. STALLARD	Director	May 30, 2008
Hubert R. Stallard

/s/ WALTER A. STOSCH	Director	May 30, 2008
Walter A. Stosch

/s/ DR. EUGENE P. TRANI	Director	May 30, 2008
Dr. Eugene P. Trani

Exhibit Number	Document

EXHIBIT INDEX

2.1	Purchase and Sale Agreement, dated July 6, 2006, by and between the Registrant, Deli Universal, Inc., NVDU Acquisition B.V., and N.V. Deli Universal (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 11, 2006, File No. 1-652).

3.1	Amended and Restated Articles of Incorporation, effective August 30, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K Registration Statement filed September 6, 2007, File No. 1-652).

3.2	Amended and Restated Bylaws (as of March 10, 2006) (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2006, File No. 1-652).

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.2	Rights Agreement, dated as of December 3, 1998, between the Registrant and Wachovia Bank, N.A., as Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 3, 1998, File No. 1-652).

4.3	First Amendment to the Rights Agreement, dated as of April 23, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and Norwest Bank Minnesota, N.A., as Successor Rights Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 7, 1999, File No. 1-652).

4.4	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

4.5	Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

4.6	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 1-652).

4.7	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 3, 2002, File No. 1-652).

4.8	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2002, File No. 1-652).

4.9	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 24, 2002, File No. 1-652).

4.10	Form of Fixed Rate Note due September 26, 2012 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2002, File No. 1-652).

4.11	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2002, File No. 1-652).

4.12	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2002, File No. 1-652).

4.13	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2002, File No. 1-652).

4.14	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2002, File No. 1-652).

1

Exhibit Number	Document

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

10.1	Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.2	Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.3	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.4	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.5	Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.6	Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

10.7	Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

10.8	Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.9	Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.10	Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.11	Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

10.12	Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors dated October 27, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-652).

10.13	Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.14	Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

2

Exhibit Number	Document
10.15	First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.16	Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.17	Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.18	Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.19	Form of Employment Agreement dated November 17, 2006, between Universal Corporation and named executive officers (Allen B. King, Harwell H. Roper, David C. Moore, W. Keith Brewer, and George C. Freeman, III) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 24, 2006, File No. 1-652).

10.20	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.21	Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-652).

10.22	Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.23	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.24	Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.25	Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.26	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.27	Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.28	Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.29	Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

3

Exhibit Number	Document
10.30	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-652).

10.31	Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, file no. 1-652).

10.32	Form of 2002 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.33	Form of 2002 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.34	Credit Agreement dated as of August 31, 2007, among the Registrant, or Borrower; certain domestic subsidiaries of the Borrower as may from time to time become a party thereto, as Guarantors; the banks named therein and other financial institutions as may become a party thereto, as Lenders; and Wachovia Bank, National Association, as Administrative Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed September 3, 2007, File No. 1-652).

10.35	Form of 2005 Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 9, 2005, File No. 1-652).

10.36	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 1-652).

10.37	Form of Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 1-652).

10.38	Form of Amended Employee Grantor Trust Enrollment Agreement dated December 29, 2006, between Universal Leaf Tobacco Company, Incorporated and named executive officers (Allen B. King, George C. Freeman, III, and Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 5, 2007, File No. 1-652).

10.39	Universal Corporation 2007 Stock Incentive Plan dated August 7, 2007 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-652).

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

4

[THIS PAGE INTENTIONALLY LEFT BLANK]