Form 10-Q
period 2008-06-30
UNIVERSAL CORP /VA/
filed 2008-08-06
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 1, 2008, the total number of shares of common stock outstanding was 25,410,740.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended June 30,
	2008	2007
	(Unaudited)
Sales and other operating revenues	$506,287	$450,217
Costs and expenses
Cost of goods sold	403,253	366,049
Selling, general and administrative expenses	64,847	51,107
Restructuring costs	—	3,304

Operating income	38,187	29,757
Equity in pretax earnings (loss) of unconsolidated affiliates	(50)	1,143
Interest income	950	4,288
Interest expense	7,666	11,391

Income before income taxes and other items	31,421	23,797
Income taxes	10,281	9,156
Minority interests, net of income taxes	29	(3,537)

Income from continuing operations	21,111	18,178
Income from discontinued operations, net of income taxes	—	530

Net income	21,111	18,708
Dividends on convertible perpetual preferred stock	(3,712)	(3,713)

Earnings available to common shareholders	$17,399	$14,995

Basic earnings per common share:
From continuing operations	$0.65	$0.53
From discontinued operations	—	0.02

Net income	$0.65	$0.55

Diluted earnings per common share:
From continuing operations	$0.64	$0.52
From discontinued operations	—	0.02

Net income	$0.64	$0.54

Retained earnings—beginning of year	$711,655	$682,232
Net income	21,111	18,708
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock	(3,712)	(3,713)
Common stock (2008—$0.45 per share; 2007—$0.44 per share)	(12,382)	(12,054)
Repurchase of common stock—cost in excess of stated capital amount	(45,350)	—
Adoption of Financial Accounting Standards Board Interpretation 48 (FIN 48) as of April 1, 2007	—	(10,870)

Retained earnings—end of period	$671,322	$674,303

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2008	June 30, 2007	March 31, 2008
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$141,805	$320,764	$186,070
Short-term investments	28,939	—	58,889
Accounts receivable, net	224,854	213,100	231,107
Advances to suppliers, net	116,254	66,717	149,376
Accounts receivable—unconsolidated affiliates	16,183	47,343	43,718
Inventories—at lower of cost or market:
Tobacco	965,244	814,564	602,945
Other	63,766	45,713	42,562
Prepaid income taxes	13,005	9,036	17,696
Deferred income taxes	24,281	22,824	22,737
Other current assets	93,216	54,099	61,960
Current assets of discontinued operations	—	8,295	—

Total current assets	1,687,547	1,602,455	1,417,060

Property, plant and equipment
Land	16,516	16,795	16,460
Buildings	256,470	242,966	254,737
Machinery and equipment	517,272	519,097	519,695

	790,258	778,858	790,892
Less accumulated depreciation	(463,345)	(422,401)	(456,059)

	326,913	356,457	334,833

Other assets
Goodwill and other intangibles	106,413	104,371	106,647
Investments in unconsolidated affiliates	115,744	105,931	116,185
Deferred income taxes	50,164	78,285	49,632
Other noncurrent assets	92,922	130,343	109,755

	365,243	418,930	382,219

Total assets	$2,379,703	$2,377,842	$2,134,112

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2008	June 30, 2007	March 31, 2008
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$260,590	$124,221	$126,229
Accounts payable and accrued expenses	233,493	259,117	210,354
Accounts payable—unconsolidated affiliates	119	27	10,343
Customer advances and deposits	165,945	132,434	21,030
Accrued compensation	19,128	15,874	25,484
Income taxes payable	7,133	12,863	8,886
Current portion of long-term obligations	—	164,000	—
Current liabilities of discontinued operations	—	2,757	—

Total current liabilities	686,408	711,293	402,326
Long-term obligations	399,496	398,122	402,942
Pensions and other postretirement benefits	91,776	103,218	88,278
Other long-term liabilities	81,828	86,728	84,958
Deferred income taxes	44,072	30,663	36,795

Total liabilities	1,303,580	1,330,024	1,015,299
Minority interests	3,171	2,286	3,182
Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at June 30, 2007, and March 31, 2008)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 26,095,635 shares issued and outstanding (27,356,307 at June 30, 2007, and 27,162,150 at March 31, 2008)	200,763	196,809	206,436
Retained earnings	671,322	674,303	711,655
Accumulated other comprehensive loss	(12,156)	(38,603)	(15,483)

Total shareholders’ equity	1,072,952	1,045,532	1,115,631

Total liabilities and shareholders’ equity	$2,379,703	$2,377,842	$2,134,112

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$21,111	$18,708
Adjustments to reconcile net income to net cash used by operating activities of continuing operations:
Net loss (income) from discontinued operations	—	(530)
Depreciation	10,292	10,813
Amortization	249	393
Provisions for losses on advances and guaranteed loans to suppliers	3,766	780
Restructuring costs	—	3,304
Other, net	10,003	(2,469)
Changes in operating assets and liabilities, net	(182,739)	(73,597)

Net cash used by operating activities of continuing operations	(137,318)	(42,598)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of property, plant and equipment	(6,126)	(6,851)
Purchases of short-term investments	(9,658)	—
Maturities and sales of short-term investments	39,608	—
Proceeds from sale of business, less cash of business sold	—	25,156
Proceeds from sale of property, plant and equipment, and other	3,866	110

Net cash provided by investing activities of continuing operations	27,690	18,415

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Issuance (repayment) of short-term debt, net	127,318	(13,761)
Issuance of common stock	37	15,773
Repurchase of common stock	(47,229)	—
Dividends paid on convertible perpetual preferred stock	(3,712)	(3,713)
Dividends paid on common stock	(11,729)	(12,054)
Other	—	(1)

Net cash provided (used) by financing activities of continuing operations	64,685	(13,756)

Net cash used by continuing operations	(44,943)	(37,939)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	—	3,149
Net cash used by investing activities of discontinued operations	—	(5)
Net cash used by financing activities of discontinued operations	—	(2,443)

Net cash provided by discontinued operations	—	701

Effect of exchange rate changes on cash	678	65

Net decrease in cash and cash equivalents	(44,265)	(37,173)
Cash and cash equivalents of continuing operations at beginning of year	186,070	358,236
Cash and cash equivalents of discontinued operations at beginning of year	—	239
Less: Cash and cash equivalents of discontinued operations at end of period	—	538

Cash and cash equivalents at end of period	$141,805	$320,764

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is one of the world’s leading leaf tobacco merchants and processors. The Company previously had operations in lumber and building products and in agri-products. The lumber and building products businesses, along with a portion of the agri-products operations, were sold during fiscal year 2007. The remaining agri-products businesses, or the assets of those businesses, were sold during fiscal year 2008. The lumber and building products operations and the agri-products operations are reported as discontinued operations for all periods in the Company’s financial statements.

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements Adopted Through June 30, 2008

Effective April 1, 2008, Universal adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) as it applies to financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. As originally issued, SFAS 157 also applied to nonfinancial assets and nonfinancial liabilities; however, the FASB subsequently issued additional guidance that delayed the effective date for those items until fiscal years beginning after November 15, 2008, except where they are currently required to be recognized or disclosed at fair value in the financial statements on at least an annual basis. Universal does not have any nonfinancial assets or nonfinancial liabilities that are required to be recognized or disclosed at fair value on at least an annual basis. The FASB also issued subsequent guidance to exclude fair value measurements related to leases from the scope of SFAS 157, except where they relate to leases assumed in a business combination. The adoption of SFAS 157 with respect to the Company’s financial assets and liabilities did not have a material effect on the Company’s operating results or financial position. The required disclosures about fair value measurements are provided in Note 10. The Company is continuing to evaluate the impact of adopting SFAS 157 for its nonfinancial assets and liabilities.

Effective April 1, 2008, the Company also adopted FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 gives companies the option to report certain financial instruments and other items at fair value on an item-by-item basis (the fair value option) with changes in fair value reported in earnings. The Company did not elect the fair value option for any financial assets or liabilities that were not already being measured and reported at fair value; therefore, the adoption of SFAS 159 had no impact on its financial statements.

Universal adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective April 1, 2007. FIN 48 clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold based solely on their technical merit in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. As a result of adopting FIN 48, the Company recognized a net increase of approximately $10.9 million in its liability related to uncertain tax positions, which was accounted for as a decrease in the April 1, 2007, balance of retained earnings.

Pronouncements to be Adopted in Future Periods

In addition to the above accounting pronouncements adopted through June 30, 2008, the following pronouncements or specific provisions of pronouncements have been issued and will become effective in future periods:

•

The measurement timing provisions of FASB Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). These provisions are effective for fiscal years ending after December 15, 2008, and require that the funded status of defined benefit plans be measured as of the balance sheet date, thereby eliminating the option allowed under the prior guidance, and previously used by the Company, to measure funded status at a date up to three months before the balance sheet date. Universal will adopt these measurement timing provisions in fiscal year 2009 by next measuring its plans at March 31, 2009. Upon adoption, the Company expects to record a direct adjustment to reduce retained earnings by approximately $2 million ($3 million before income taxes), reflecting the expense attributable to the intervening three-month transition period. Changes in the fair value of plan assets and benefit obligations for the full fifteen-month period between the fiscal year 2008 and 2009 measurement dates will be recognized in other comprehensive income for fiscal year 2009.

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

NOTE 3. GUARANTEES AND OTHER CONTINGENT LIABILITIES

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At June 30, 2008, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $180 million. About 57% of these guarantees expire within one year, and nearly all of the remainder expire within five years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to third-party banks could result in a liability for the subsidiary under the related guarantee; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount, $180 million, and any unpaid accrued interest ($170 million plus unpaid accrued interest as of June 30, 2007, and $218 million plus unpaid accrued interest at March 31, 2008). The accrual recorded for the fair value of the guarantees was approximately $14 million and $9 million at June 30, 2008 and 2007, respectively, and approximately $13 million at March 31, 2008. The accrual was increased by approximately $1.3 million in the quarter ended June 30, 2008, due to the adoption of SFAS 157 (see Notes 1 and 10). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $59 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union, as discussed below.

European Commission Fines and Other Legal Matters

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES and €11.88 million on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of €11.988 million (approximately $14.9 million at the September 2004 exchange rate) in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against the Company’s subsidiaries.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $47 million at the June 30, 2008 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and the facts. The Company and Deltafina each have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accrued interest in order to stay execution during the appeal process.

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

If the U.S. authorities determine that there have been violations of the Foreign Corrupt Practices Act, or if the U.S. authorities or the authorities in foreign jurisdictions determine there have been violations of other laws, they may seek to impose sanctions on the Company or its subsidiaries that may include injunctive relief, disgorgement, fines, penalties, and modifications to business practices. It is not possible to predict at this time what sanctions the U.S. authorities may seek to impose. It is also not possible to predict how the government’s investigation or any resulting sanctions may impact the Company’s business, financial condition, results of operations, or financial performance, although such sanctions, if imposed, could be material to its results of operations in any quarter. The Company will continue to cooperate with the authorities in this matter.

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

NOTE 4. DISCONTINUED OPERATIONS

As discussed in Note 1, Universal implemented actions during fiscal years 2007 and 2008 to divest its non-tobacco businesses, which included lumber and building products operations and agri-product operations. The lumber and building products businesses and a portion of the agri-products operations were sold during fiscal year 2007. The remaining agri-product businesses, or the assets of those businesses, were sold during fiscal year 2008. For the quarter ended June 30, 2007, the Company reported income from discontinued operations, net of income taxes, of $530,000, most of which represented earnings from operating two of the agri-product businesses prior to sale. At June 30, 2007, the Company reported current assets of discontinued operations of approximately $8.3 million and current liabilities of discontinued operations of approximately $2.8 million. These balances reflected assets and liabilities of one agri-products business that was subsequently sold in October 2007, and primarily consisted of trade accounts receivable, inventories, and trade accounts payable.

NOTE 5. RESTRUCTURING COSTS

During the quarter ended June 30, 2007, the Company recorded restructuring costs totaling $3.3 million, representing one-time and special termination benefits associated with actions taken in certain areas of its worldwide operations. Approximately $1.1 million of the costs related to a restructuring and downsizing of the Company’s operations in Canada in response to declining tobacco production in that country. In addition, the Company’s decision to exit certain flue-cured growing projects in Africa accounted for approximately $1.7 million of costs, as actions to release farm managers and workers were implemented during the quarter. The remaining $0.5 million of the charge related to reorganizations in several smaller locations. The restructuring costs reflected termination benefits paid, or to be paid, to 40 management and administrative employees, plus small remuneration payments to approximately 10,500 seasonal workers released from the growing projects in Africa.

In addition to the restructuring costs recorded during the quarter ended June 30, 2007, Universal recorded other restructuring costs during the fiscal years ended March 31, 2006, and March 31, 2008, associated with various other actions taken to streamline, restructure, or exit various activities and functions in certain areas of its worldwide operations. A significant portion of the restructuring costs were paid prior to the end of fiscal year 2008, and nearly all of the remainder will be paid by the end of fiscal year 2009. During the quarter ended June 30, 2008, payments of employee termination benefits were made to 33 employees. The activity in the Company’s liability for restructuring costs for fiscal year 2008 and the first quarter of fiscal year 2009 was as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total
Balance at March 31, 2007	$1,331	$190	$1,521

Costs charged to expense during fiscal year 2008:
Quarter ended June 30, 2007	3,304	—	3,304
Quarter ended March 31, 2008	3,413	—	3,413

Payments during fiscal year 2008:
Quarter ended June 30, 2007	(786)	(52)	(838)
Quarter ended September 30, 2007	(2,359)	(35)	(2,394)
Quarter ended December 31, 2007	(441)	(34)	(475)
Quarter ended March 31, 2008	(1,376)	(69)	(1,445)

Balance at March 31, 2008	3,086	—	3,086

Payments during fiscal year 2009:
Quarter ended June 30, 2008	(642)	—	(642)

Balance at June 30, 2008	$2,444	$—	$2,444

NOTE 6. STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year. Awards of restricted stock, RSUs, PSAs, SARs, and non-qualified stock options are currently outstanding under the Plans. The non-qualified stock options and SARs have an exercise price equal to the market price of a share of common stock on the grant date. All stock options currently outstanding are fully vested and exercisable, and they expire ten years after the grant date. The SARs are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive shares of restricted stock following each annual meeting of shareholders. These shares vest upon the individual’s retirement from service as a director.

During the quarters ended June 30, 2008 and 2007, Universal issued the following stock-based awards, representing the regular annual grants to officers of the Company:

	Three Months Ended June 30,
	2008	2007
SARs:
Number granted	132,000	272,800
Exercise price	$51.32	$62.66
Grant date fair value	$11.65	$14.64

RSUs:
Number granted	36,500	68,200
Grant date fair value	$51.32	$62.66

PSAs:
Number granted	31,600	—
Grant date fair value	$45.96	$—

The grant date fair value of the SARs was estimated using the Black-Scholes pricing model and the following assumptions:

	2008	2007
Expected term	5.0 years	5.0 years
Expected volatility	31.3%	26.1%
Expected dividend yield	3.50%	2.81%
Risk-free interest rate	3.32%	5.00%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the three months ended June 30, 2008 and 2007, the Company recorded total stock-based compensation expense of approximately $1.6 million and $4.6 million, respectively. The significant decline in expense for the quarter ended June 30, 2008, as compared to the prior year period, was due in part to retirements of several senior officers during fiscal year 2008 and in part to reduced award levels and related fair values for the awards granted during the first quarter of fiscal year 2009. The Company expects to recognize stock-based compensation expense of approximately $3 million during the remaining nine months of fiscal year 2009.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended June 30,
(in thousands of dollars—all amounts net of income taxes)	2008	2007
From continuing operations:
Income from continuing operations	$21,111	$18,178
Foreign currency translation adjustment	1,730	2,034
Foreign currency hedge adjustment	1,595	339

Comprehensive income from continuing operations	24,436	20,551

From discontinued operations:
Income from discontinued operations	—	530

Comprehensive income from discontinued operations	—	530

Total comprehensive income	$24,436	$21,081

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except per share data)	2008	2007
Basic Earnings Per Share
Numerator for basic earnings per share
From continuing operations:
Income from continuing operations	$21,111	$18,178
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,713)

Earnings available to common shareholders from continuing operations	17,399	14,465

From discontinued operations:
Earnings available to common shareholders from discontinued operations	—	530

Net income available to common shareholders	$17,399	$14,995

Denominator for basic earnings per share
Weighted average shares outstanding	26,897	27,126

Basic earnings per share:
From continuing operations	$0.65	$0.53
From discontinued operations	—	0.02

Net income per share	$0.65	$0.55

Diluted Earnings Per Share
Numerator for diluted earnings per share
From continuing operations:
Earnings available to common shareholders from continuing operations	$17,399	$14,465
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	—

Earnings available to common shareholders from continuing operations for calculation of diluted earnings per share	17,399	14,465

From discontinued operations:
Earnings available to common shareholders from discontinued operations	—	530

Net income available to common shareholders	$17,399	$14,995

Denominator for diluted earnings per share:
Weighted average shares outstanding	26,897	27,126
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	—
Employee share-based awards	218	433

Denominator for diluted earnings per share	27,115	27,559

Diluted earnings per share:
From continuing operations	$0.64	$0.52
From discontinued operations	—	0.02

Net income per share	$0.64	$0.54

For the three months ended June 30, 2008 and 2007, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effect was antidilutive to earnings per share from continuing operations.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2008	2007
SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$48,427	$34,764
Other regions (1)	401,485	343,287

Subtotal	449,912	378,051
Other tobacco operations (2)	56,375	72,166

Consolidated sales and other operating revenues	$506,287	$450,217

OPERATING INCOME (LOSS)
Flue-cured and burley leaf tobacco operations:
North America	$(426)	$(5,185)
Other regions (1)	35,185	32,258

Subtotal	34,759	27,073
Other tobacco operations (2)	3,378	7,131

Segment operating income	38,137	34,204
Less:
Equity in pretax earnings (loss) of unconsolidated affiliates (3)	(50)	1,143
Restructuring costs (4)	—	3,304

Consolidated operating income	$38,187	$29,757

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)	Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.
(3)	Item is included in segment operating income, but not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

NOTE 10. FAIR VALUE MEASUREMENTS

As discussed in Note 2, Universal adopted SFAS 157, “Fair Value Measurements,” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” effective April 1, 2008.

SFAS 157 and Related Disclosures

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The application of SFAS 157 is generally limited to financial assets and liabilities at this time because application to most nonfinancial assets and liabilities was deferred one year by subsequent guidance issued by the FASB. The adoption of SFAS 157 resulted in an increase of approximately $1.3 million in the fair value liability associated with the Company’s guarantees of bank loans to tobacco growers in Brazil (see Note 3).

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework for measuring fair value under the guidance is based on a fair value hierarchy that distinguishes between observable inputs (i.e., inputs that are based on market data obtained from independent sources) and unobservable inputs (i.e., inputs that require the Company to make its own assumptions about market participant assumptions because little or no market data exists). There are three levels within the fair value hierarchy:

Level	Description
1	quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date;

2	quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability;

3	unobservable inputs for the asset or liability.

In measuring the fair value of liabilities, the Company considers the risk of non-performance in determining fair value.

At June 30, 2008, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the table below and classified based on how their values were determined under the fair value hierarchy:

(in thousands of dollars)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$58,640	$18,022	$—	$76,662
Trading securities associated with deferred compensation plans	22,384	—	—	22,384
Interest rate swaps	—	1,852	—	1,852
Forward foreign currency exchange contracts	—	739	—	739

Total assets	$81,024	$20,613	$—	$101,637

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$13,899	$13,899
Interest rate swaps	—	1,420	—	1,420
Forward foreign currency exchange contracts	—	975	—	975

Total liabilities	$—	$2,395	$13,899	$16,294

Available-for-sale securities

Available-for-sale securities primarily include commercial paper, bank certificates of deposit, corporate bonds, and government bonds. Quoted market prices (Level 1) are used to determine the fair values of corporate bonds and government bonds. The fair values of commercial paper and bank certificates of deposit are determined by outside brokers through a combination of their knowledge of the current pricing environment and market flows (Level 2). The fair values of the Company’s available-for-sale securities approximate cost due to the short-term maturities of the instruments and the high credit quality of the issuers.

Trading securities associated with deferred compensation plans

Trading securities represent mutual fund investments that are matched to employee deferred compensation obligations. These investments are bought and sold as employees defer compensation, receive distributions, or make changes in the funds underlying their accounts. Quoted market prices (Level 1) are used to determine the fair values of the mutual funds and their underlying securities.

Interest rate swaps

The fair values of interest rate swap contracts are determined based on dealer quotes using a discounted cash flow model matched to the contractual terms of each instrument. Since inputs to the model are observable and significant judgment is not required in determining the fair values, interest rate swaps are classified within Level 2 of the fair value hierarchy.

Forward foreign currency exchange contracts

The fair values of forward foreign currency exchange contracts are also determined based on dealer quotes using a discounted cash flow model matched to the contractual terms of each instrument. Since inputs to the model are observable and significant judgment is not required in determining the fair values, forward foreign currency exchange contracts are classified within Level 2 of the fair value hierarchy.

Guarantees of bank loans to tobacco growers

The fair values of the Company’s guarantees of bank loans to tobacco growers are determined by using internally-tracked historical loss data for such loans to develop an estimate of future losses under the guarantees outstanding at the measurement date. The present value of the cash flows associated with those estimated losses is then calculated at a risk-adjusted interest rate. This approach is sometimes referred to as the “contingent claims valuation method”. Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2008, is as follows:

(in thousands of dollars)
Balance at April 1, 2008	$13,924
Favorable experience in collection of loans	(1,974)
Change in discount rate and estimated collection period	773
Currency remeasurement	1,176

Balance at June 30, 2008	$13,899

SFAS 159

SFAS 159 gives companies the option to report at fair value certain financial instruments and other items not otherwise required to be reported at fair value under current accounting guidance. Under SFAS 159, this reporting choice (the “fair value option”) is made on an item-by-item basis, and changes in fair value following initial application are reported in earnings. Universal did not elect the fair value option for any financial instruments or other items; therefore, the adoption of SFAS 159 had no impact on the Company’s financial statements.

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has several defined benefit pension plans covering U.S. salaried employees and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company also provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels.

The components of the Company’s net periodic benefit cost for its continuing operations were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2008	2007	2008	2007
Service cost	$1,453	$1,428	$240	$271
Interest cost	3,456	3,239	755	808
Expected return on plan assets	(3,342)	(3,044)	(41)	(41)
Curtailment loss	815	—	—	—
Settlement cost	2,341	—	—	—
Net amortization and deferral	570	811	(12)	(12)

Net periodic benefit cost	$5,293	$2,434	$942	$1,026

During the three months ended June 30, 2008, the Company made contributions of $9.9 million to its pension plans. Additional contributions of approximately $11 million are expected during the remaining nine months of the fiscal year.

As discussed in Note 2, the Company will adopt the measurement timing provisions of SFAS 158 during the fourth quarter of fiscal year 2009, and will change the annual measurement date for its defined benefit pension and other postretirement benefit plans to coincide with its fiscal year end. Upon adoption, the Company expects to record a direct adjustment to reduce retained earnings by approximately $2 million ($3 million before income taxes) in the fourth quarter, reflecting the expense attributable to the intervening three-month transition period.

NOTE 12. INCOME TAXES

The Company’s consolidated effective income tax rate on pre-tax earnings from continuing operations for the quarter ended June 30, 2008, and expected for fiscal year 2009, was approximately 33%. The rate was lower than the 35% U.S. federal statutory rate, primarily due to anticipated utilization in the current fiscal year of foreign tax credit carryforwards, for which a valuation allowance had previously been established. This anticipated utilization is due to the impact on the Company’s overall tax position of the continued weakness of the U.S. dollar relative to the Brazilian currency and expected effects of tax planning. Under accounting guidance for income taxes, the reversal of the valuation allowance is treated as an adjustment to the effective tax rate for the year in which the determination is made to the extent the change is due to current fiscal year income. The impact of reversing the allowance is a reduction in income tax expense for the year of approximately $3 million. Another important factor contributing to the lower effective tax rate is the expected improvement in earnings in the African region where income tax rates are generally below the U.S. rate because of the structure of the ownership of the region. This factor more than offsets the impact of state taxes on income projected to be earned in the United States.

For the quarter ended June 30, 2007, the effective income tax rate was approximately 38.5%. The rate was higher than the U.S. federal statutory income tax rate primarily because of excess foreign taxes recorded in countries where the tax rates exceed the U.S. rate. In addition, the restructuring charges provided tax benefits at a rate that was lower than the statutory rate, which increased the effective tax rate for the quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: anticipated levels of demand for and supply of its products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; changes in exchange rates; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Liquidity and Capital Resources

Overview

The first fiscal quarter is generally a period of significant working capital investment in both Brazil and Africa as crops come to market. In fiscal year 2009, we funded those requirements using cash on hand, short-term bank borrowings, customer funds, and operating cash flows. In addition, we continued our share repurchase program, which is based on free cash flow generated in prior years and an assessment of our future capital needs.

Our liquidity and capital resource requirements are predominantly short term in nature and primarily relate to working capital required for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements although crop size, prices paid to farmers, and currency fluctuations affect requirements each year. The marketing of the crop in each geographic area is heavily influenced by weather conditions and follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to reduce liquidity risk.

Operations

We used $137 million to fund our operating activities during the quarter. Tobacco inventory increased by about $362 million since March 31, 2008, reflecting our normal seasonal pattern, which is exaggerated this year by the weakness of the U.S. dollar and increased local currency prices paid to farmers. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. During the quarter, advances to suppliers were reduced by $33 million, as crops were delivered in payment of the balances primarily in Africa, North America, and Asia. Accounts receivable from unconsolidated affiliates decreased significantly as shipments from Zimbabwe were completed. Our operations there have been deconsolidated.

We generally do not purchase material quantities of tobacco on a speculative basis. At June 30, 2008, our uncommitted inventories were $75 million, or about 8% of total tobacco inventory, compared to $89 million, or about 15% of our March 31, 2008, inventory, and $99 million, or about 12% of our June 30, 2007, inventory. The effect of decreased volumes of uncommitted inventories was partially offset by higher local currency prices paid to farmers and the weak U.S. dollar. Those two factors combined with larger burley crops in Africa also caused total committed and uncommitted tobacco inventories as of June 30, 2008, to increase by over 18% compared to the balance as of June 30, 2007.

Advances to suppliers increased by $50 million during the twelve months that ended on June 30, 2008, primarily because of currency changes during the period and as well as additional advance requirements by some suppliers.

Investment

During the quarter ended June 30, 2008, we invested about $6 million in our fixed assets, which was $4 million less than our depreciation expense of $10 million. Our intent is to limit maintenance capital spending to a level below depreciation expense in order to maintain strong cash flow. In the first quarter last year, capital spending was $7 million.

The balance of net property, plant and equipment decreased by about $30 million relative to June 30, 2007, because we sold aircraft in the United States and Africa and because depreciation exceeded capital spending during the period.

Financing

Total debt and customer advances, less cash, cash equivalents, and short-term investments, increased by about $350 million to $655 million during the quarter ended June 30, 2008, primarily due to seasonal working capital requirements. That total as a percentage of capitalization (including total debt, customer advances, minority interests, and shareholders’ equity less cash, cash equivalents, and short-term investments) was approximately 37.8% at June 30, 2008, up from approximately 21.4% at March 31, 2008, and 32.2% last year. Net of cash, cash equivalents, and short-term investments, total debt and customer deposits has increased by about $157 million since June 30, 2007, as we utilized the cash balances and issued new short-term debt to fund seasonal working capital requirements and share repurchases.

As of June 30, 2008, we were in compliance with the covenants of our debt agreements. We had $325 million available under a committed revolving credit facility that will expire on August 31, 2013 and $171 million in cash, cash equivalents, and short-term investments. Our short-term debt and current maturities of long-term debt totaled $261 million. In addition, we had about $500 million in unused, uncommitted credit lines. Thus, we believe that our liquidity and capital resources at June 30, 2008, remained adequate to support our foreseeable operating needs.

On November 7, 2007, we announced that our Board of Directors had approved the purchase of up to $150 million of our common stock through November 2009. The purchases will be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During the quarter ended June 30, 2008, we purchased 1.1 million shares of common stock at an aggregate cost of $54 million (average price per share of $50.33), which brought our total purchases under the program to 1.4 million shares at an aggregate cost of $71 million (average price per share of $50.99). As of June 30, 2008, we had approximately 26.1 million common shares outstanding.

Results of Operations

Net income for the first quarter of fiscal year 2009, which ended on June 30, 2008, was $21.1 million, or $0.64 per diluted share. Those results represented a significant improvement over last year’s income from continuing operations of $18.2 million, or $0.52 per diluted share, which included about $3.3 million in restructuring costs ($0.08 per diluted share), primarily related to Canadian and African operations. The year-to-year improvement in first quarter results was due to higher shipments in several countries, a lower effective income tax rate, and the absence of write-downs in Africa and restructuring charges. Net income last year was $18.7 million, or $0.54 per diluted share, including the results of discontinued operations. Revenues for the quarter were about $506 million, a 12% increase over last year due to increases in tobacco prices related to higher prices paid to farmers and the weak U.S. dollar, as well as higher volumes.

The North America segment of the flue-cured and burley operations reported a small loss in the quarter, which is a seasonally low operating period. Their performance was significantly better than last year primarily because of increased volumes of old crop tobacco in the United States and Canada. Those shipments also caused revenues for this segment to increase by nearly 40% to $48 million.

The Other Regions segment of the flue-cured and burley operations earned $35 million, compared to $32 million in the same quarter in fiscal year 2008. The primary reason for the improvement was the absence of charges in Africa related to our exit from flue-cured growing projects in Malawi. In the first quarter last year, Africa operations recognized $5 million in write-downs, which were more than offset by higher shipments of old crop burley tobacco. Although no carryover burley tobacco was available this year, the region benefited from sales of old crop flue-cured tobacco, which largely offset the absence of burley sales. In South America, results were hampered by delayed shipments, lower currency-related gains on local currency assets and forward contracts, and an unfavorable variance on loss provisions on farmer receivables and guarantees. Results of European operations improved primarily on higher volumes in its tobacco sheet business. Revenues for the Other Regions segment increased by about 17% to about $400 million due to higher local currency prices paid to the farmer in most areas and the weak U.S. dollar, as well as higher volumes in several countries.

Earnings for Other Tobacco Operations segment were much lower in the quarter because, as we noted last year, a major portion of the volumes of the Special Services group were absorbed by other operating units and certain customers discontinued just-in-time services. These changes caused acceleration of shipments last year. Further purchases by affected customers will be reflected in results as the crops in each region are sold in their normal seasonal pattern. Segment operating earnings were $3.4 million compared to $7.1 million last year. Revenues were $56 million, down $16 million from last year, largely related to Special Services.

Selling, general and administrative expenses, which are included in segment operating results, increased by about $14 million. The increase was primarily caused by a reduction in currency transaction and remeasurement gains, although we also had an unfavorable variance in provisions for farmer advances and the change in fair value of guarantees on farmer loans.

The consolidated effective income tax rate on pre-tax earnings from continuing operations for the quarter ended June 30, 2008, and expected for fiscal year 2009, was approximately 33%. The rate was lower than the 35% U.S. federal statutory rate primarily due to anticipated utilization in the current fiscal year of foreign tax credit carryforwards, for which a valuation allowance had previously been established. This anticipated utilization is due to the impact on our overall tax position of the continued weakness of the U.S. dollar relative to the Brazilian currency and expected effects of tax planning. Under accounting guidance for income taxes, the reversal of the valuation allowance is treated as an adjustment to the effective tax rate for the year in which the determination is made to the extent the change is due to current fiscal year income. The impact of reversing the allowance is a reduction in income tax expense for the year of approximately $3 million. Another important factor contributing to the lower effective tax rate is the expected improvement in earnings in the African region where income tax rates are generally below the U.S. rate because of the structure of the ownership of the region. This factor more than offsets the impact of state taxes on income projected to be earned in the United States.

For the quarter ended June 30, 2007, the effective income tax rate was approximately 38.5%. The rate was higher than the U.S. federal statutory income tax rate primarily because of excess foreign taxes recorded in countries where the tax rates exceed the U.S. rate. In addition, the restructuring charges provided tax benefits at a rate that was lower than the statutory rate, which increased the effective tax rate for the quarter.

We have made significant operating improvements in Africa since last year. Although we have more work to do and the improvements have not yet shown up in income, it is gratifying to see the results of the hard work of so many people. Our other operations continue to be strong. To be sure, we have our usual complement of timing differences in the quarter compared to last year. Although some shipments from South America are later this year, we enjoyed the benefits of carryover sales of leaf in other areas. Looking ahead, we are continuing to work with our customers and suppliers to ensure security of supply, a key issue for the industry. We do not expect that current low levels of inventory available for sale will be drastically increased after this season’s crops are complete, despite significantly larger burley crops in Africa. The tight markets, combined with the weak U.S. dollar and competition from alternative crops for farm acreage, make controlling the cost of leaf a continuing and extraordinary challenge for us. We have been working to find the delicate balance between controlling cost and providing the required incentives to farmers. By June 30, 2008, we had purchased about 1.4 million shares of our common stock for a total of $71 million. We continue to return funds to shareholders through dividends and share repurchase and believe that we have been taking the necessary actions to improve our performance for the long term.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of June 30, 2008, tobacco inventory of $965 million included about $890 million in inventory that was committed for sale to customers and about $75 million that was not committed. Committed inventory, after deducting $166 million in customer deposits, represents our net exposure of $724 million. We maintain a portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $430 million at June 30, 2008. A hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $4 million, and all of that amount should be offset with changes in customer charges. Approximately $230 million of fixed-rate debt with an average interest rate of 5.66% remains.

In addition, a significant portion of our cash and short-term investments, which totaled $171 million at June 30, 2008, are invested at variable interest rates. At June 30, 2008, levels, a 1% change in short-term interest rates would result in an annual interest income change of $1.7 million.

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

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of our subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES and a fine of €11.88 million on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. We recorded a charge of about €12 million (approximately $14.9 million at the September 2004 exchange rate) in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against our subsidiaries.

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

European Commission Fines in Italy

In 2002, we reported that we were aware that the Commission was investigating certain aspects of the leaf tobacco markets in Italy. Deltafina buys and processes tobacco in Italy. We reported that we did not believe that the Commission investigation in Italy would result in penalties being assessed against us or our subsidiaries that would be material to our earnings. The reason we held this belief was that we had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $47.4 million at the June 30, 2008 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

We do not believe that the decision can be reconciled the Commission’s Statement of Objections and the facts. Both Deltafina and Universal Corporation have appealed the decision to the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, we believe it is probable that we will prevail in the appeals process, and we have not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accrued interest in order to stay execution during the appeal process.

U.S. Foreign Corrupt Practices Act

As a result of a posting to our Ethics Complaint hotline alleging improper activities that involved or related to certain of our tobacco subsidiaries, the Audit Committee of our Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. These payments approximated $1 million over a five-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but the we believe those activities did not violate U.S. antitrust laws. We voluntarily reported these activities to the appropriate U.S. authorities. On June 6, 2006, the Securities and Exchange Commission notified us that a formal order of investigation had been issued.

If the U.S. authorities determine that there have been violations of the Foreign Corrupt Practices Act, or if the U.S. authorities or the authorities in foreign jurisdictions determine there have been violations of other laws, they may seek to impose sanctions on us or our subsidiaries that may include injunctive relief, disgorgement, fines, penalties, and modifications to business practices. It is not possible to predict at this time what sanctions the U.S. authorities may seek to impose. It is also not possible to predict how the government’s investigation or any resulting sanctions may impact our business, financial condition, results of operations, or financial performance, although such sanctions, if imposed, could be material to its results of operations in any quarter. We will continue to cooperate with the authorities in this matter.

Other Legal Matters

In addition to the above-mentioned matters, some of our subsidiaries are involved in other litigation or legal and tax matters incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the claims and does not currently expect that any of them will have a material adverse effect on our financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

ITEM 1A.	RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008. In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2008:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2008 to April 30, 2008	84,900	$63.45	84,900	$127,321,469
May 1, 2008 to May 31, 2008	151,400	$55.67	151,400	$118,893,236
June 1, 2008 to June 30, 2008	832,300	$48.03	832,300	$78,920,493

Total	1,068,600	$50.33	1,068,600	$78,920,493

(1)	Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)	Amounts listed for average price paid per share includes broker commissions paid in the transactions.
(3)	The stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2007. The stock repurchase plan authorizes the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors. The stock repurchase plan will expire on the earlier of November 15, 2009, or when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.	EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2008	UNIVERSAL CORPORATION
(Registrant)

/s/ Hartwell H. Roper
Hartwell H. Roper, Vice President and
Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)