Form 10-Q
period 2008-09-30
UNIVERSAL CORP /VA/
filed 2008-11-06
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2008, the total number of shares of common stock outstanding was 24,987,055.

UNIVERSAL CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$785,590	$655,330	$1,291,877	$1,105,547

Costs and expenses
Cost of goods sold	630,447	512,614	1,033,700	878,663
Selling, general and administrative expenses	83,948	66,569	148,795	117,676
Restructuring costs	—	—	—	3,304

Operating income	71,195	76,147	109,382	105,904
Equity in pretax earnings (loss) of unconsolidated affiliates	7,583	(2,389)	7,533	(1,246)
Interest income	417	4,576	1,367	8,864
Interest expense	10,113	10,569	17,779	21,960

Income before income taxes and other items	69,082	67,765	100,503	91,562
Income taxes	23,115	24,577	33,396	33,733
Minority interests, net of income taxes	4,185	2,715	4,214	(822)

Income from continuing operations	41,782	40,473	62,893	58,651
Income from discontinued operations, net of income taxes	—	(675)	—	(145)

Net income	41,782	39,798	62,893	58,506
Dividends on convertible perpetual preferred stock	(3,713)	(3,712)	(7,425)	(7,425)

Earnings available to common shareholders	$38,069	$36,086	$55,468	$51,081

Basic earnings per common share:
From continuing operations	$1.50	$1.34	$2.12	$1.88
From discontinued operations	—	(0.02)	—	(0.01)

Net income	$1.50	$1.32	$2.12	$1.87

Diluted earnings per common share:
From continuing operations	$1.38	$1.25	$2.02	$1.81
From discontinued operations	—	(0.02)	—	(0.01)

Net income	$1.38	$1.23	$2.02	$1.80

Retained earnings—beginning of year			$711,655	$682,232
Net income			62,893	58,506
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock			(7,425)	(7,425)
Common stock (2008—$0.90 per share; 2007—$0.88 per share)			(23,615)	(24,103)
Repurchase of common stock—cost in excess of stated capital amount			(90,106)	—
Adoption of Financial Accounting Standards Board Interpretation 48 (FIN 48) as of April 1, 2007			—	(10,870)

Retained earnings—end of period			$653,402	$698,340

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2008	September 30, 2007	March 31, 2008
	(Unaudited)	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$40,765	$381,094	$186,070
Short-term investments	15,950	—	58,889
Accounts receivable, net	284,107	229,687	231,107
Advances to suppliers, net	149,096	100,347	149,376
Accounts receivable—unconsolidated affiliates	34,403	51,559	43,718
Inventories—at lower of cost or market:
Tobacco	778,053	638,214	602,945
Other	80,095	47,524	42,562
Prepaid income taxes	10,058	9,227	17,696
Deferred income taxes	32,979	24,739	22,737
Other current assets	90,503	65,632	61,960
Current assets of discontinued operations	—	4,564	—

Total current assets	1,516,009	1,552,587	1,417,060

Property, plant and equipment
Land	16,133	16,684	16,460
Buildings	255,875	245,788	254,737
Machinery and equipment	504,568	509,791	519,695

	776,576	772,263	790,892
Less accumulated depreciation	(450,946)	(432,222)	(456,059)

	325,630	340,041	334,833
Other assets
Goodwill and other intangibles	106,267	104,493	106,647
Investments in unconsolidated affiliates	108,137	105,228	116,185
Deferred income taxes	33,512	79,528	49,632
Other noncurrent assets	96,767	126,243	109,755

	344,683	415,492	382,219

Total assets	$2,186,322	$2,308,120	$2,134,112

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2008	September 30, 2007	March 31, 2008
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Notes payable and overdrafts	$260,511	$117,173	$126,229
Accounts payable and accrued expenses	200,310	195,320	210,354
Accounts payable—unconsolidated affiliates	320	125	10,343
Customer advances and deposits	60,326	109,432	21,030
Accrued compensation	17,632	14,733	25,484
Income taxes payable	9,891	13,537	8,886
Current portion of long-term obligations	79,500	154,000	—
Current liabilities of discontinued operations	—	1,642	—

Total current liabilities	628,490	605,962	402,326

Long-term obligations	321,617	399,272	402,942

Pensions and other postretirement benefits	91,562	104,764	88,278

Other long-term liabilities	72,906	77,239	84,958

Deferred income taxes	35,335	39,989	36,795

Total liabilities	1,149,910	1,227,226	1,015,299

Minority interests	7,288	5,119	3,182

Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at September 30, 2007, and March 31, 2008)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 25,026,040 shares issued and outstanding (27,374,956 at September 30, 2007, and 27,162,150 at March 31, 2008)	193,643	198,086	206,436
Retained earnings	653,402	698,340	711,655
Accumulated other comprehensive loss	(30,944)	(33,674)	(15,483)

Total shareholders’ equity	1,029,124	1,075,775	1,115,631

Total liabilities and shareholders’ equity	$2,186,322	$2,308,120	$2,134,112

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Six Months Ended September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$62,893	$58,506
Adjustments to reconcile net income to net cash provided (used) by operating activities of continuing operations:
Net loss from discontinued operations	—	145
Depreciation	22,000	20,585
Amortization	493	1,324
Provisions for losses on advances and guaranteed loans to suppliers	9,972	9,217
Remeasurement loss (gain), net	24,603	(2,907)
Restructuring costs	—	3,304
Other, net	12,671	10,572
Changes in operating assets and liabilities, net	(321,938)	(56,531)

Net cash provided (used) by operating activities of continuing operations	(189,306)	44,215

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of property, plant and equipment	(21,748)	(13,365)
Purchases of short-term investments	(9,658)	—
Maturities and sales of short-term investments	52,740	—
Proceeds from sale of business, less cash of business sold	—	25,156
Proceeds from sale of property, plant and equipment, and other	14,298	15,923

Net cash provided by investing activities of continuing operations	35,632	27,714

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Issuance (repayment) of short-term debt, net	144,884	(23,236)
Repayment of long-term debt	—	(10,000)
Issuance of common stock	37	16,051
Repurchase of common stock	(105,689)	—
Dividends paid on convertible perpetual preferred stock	(7,425)	(7,425)
Dividends paid on common stock	(22,962)	(24,103)
Other	—	(907)

Net cash provided (used) by financing activities of continuing operations	8,845	(49,620)

Net cash provided (used) by continuing operations	(144,829)	22,309

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	—	6,495
Net cash used by investing activities of discontinued operations	—	(17)
Net cash used by financing activities of discontinued operations	—	(4,957)

Net cash provided by discontinued operations	—	1,521

Effect of exchange rate changes on cash	(476)	147

Net increase (decrease) in cash and cash equivalents	(145,305)	23,977
Cash and cash equivalents of continuing operations at beginning of year	186,070	358,236
Cash and cash equivalents of discontinued operations at beginning of year	—	239
Less: Cash and cash equivalents of discontinued operations at end of period	—	1,358

Cash and cash equivalents at end of period	$40,765	$381,094

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is one of the world’s leading leaf tobacco merchants and processors. The Company previously had non-tobacco operations, but sold most of them in fiscal year 2007. The remaining non-tobacco businesses, or the assets of those businesses, were sold during fiscal year 2008. Those operations are reported as discontinued operations for all periods in the Company’s financial statements.

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

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements Adopted Through September 30, 2008

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

Pronouncements to be Adopted in Future Periods

In addition to the above accounting pronouncements adopted through September 30, 2008, the following pronouncements or specific provisions of pronouncements have been issued and will become effective in future periods:

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

NOTE 3. GUARANTEES AND OTHER CONTINGENT LIABILITIES

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At September 30, 2008, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $135 million. About 50% of these guarantees expire within one year, and all of the remainder expire within five years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to third-party banks could result in a liability for the subsidiary under the related guarantee; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount including unpaid accrued interest, or $135 million ($200 million as of September 30, 2007, and $218 million at March 31, 2008). The accrual recorded for the fair value of the guarantees was approximately $8 million and $10 million at September 30, 2008 and 2007, respectively, and approximately $13 million at March 31, 2008. The accrual was increased by approximately $1.3 million in the quarter ended June 30, 2008, due to the adoption of SFAS 157 (see Notes 1 and 10). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $52 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union, as discussed below.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $42 million at the September 30, 2008 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

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

U.S. Foreign Corrupt Practices Act

As a result of a posting to the Company’s Ethics Complaint hotline alleging improper activities that involved or related to certain of the Company’s tobacco subsidiaries, the Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. These payments approximated $1 million over a seven-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but the Company believes those activities did not violate U.S. antitrust laws. The Company voluntarily reported these activities to the appropriate U.S. authorities. On June 6, 2006, the Securities and Exchange Commission notified the Company that a formal order of investigation had been issued.

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

NOTE 4. DISCONTINUED OPERATIONS

As discussed in Note 1, Universal implemented actions during fiscal years 2007 and 2008 to divest its non-tobacco businesses, which included lumber and building products operations and agri-product operations. The lumber and building products businesses and a portion of the agri-products operations were sold during fiscal year 2007. The remaining agri-product businesses, or the assets of those businesses, were sold during fiscal year 2008. For the quarter and six months ended September 30, 2007, the Company reported a loss from discontinued operations, net of income taxes, of $675,000 and $145,000, respectively, most of which represented the net results from operating two of the agri-product businesses prior to sale. At September 30, 2007, the Company reported current assets of discontinued operations of approximately $4.6 million and current liabilities of discontinued operations of approximately $1.6 million. These balances reflected assets and liabilities of one agri-products business that was subsequently sold in October 2007, and primarily consisted of trade accounts receivable, inventories, and trade accounts payable.

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

In addition to the restructuring costs recorded during the quarter ended June 30, 2007, Universal recorded other restructuring costs during the fiscal years ended March 31, 2006, and March 31, 2008, associated with various other actions taken to streamline, restructure, or exit various activities and functions in certain areas of its worldwide operations. A significant portion of the restructuring costs were paid prior to the end of fiscal year 2008, and nearly all of the remainder will be paid by the end of fiscal year 2009. During the six months ended September 30, 2008, payments of employee termination benefits were made to 33 employees. The activity in the Company’s liability for restructuring costs for fiscal year 2008 and the first six months of fiscal year 2009 was as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total
Balance at March 31, 2007	$1,331	$190	$1,521

Costs charged to expense during fiscal year 2008:
Quarter ended June 30, 2007	3,304	—	3,304
Quarter ended March 31, 2008	3,413	—	3,413

Payments during fiscal year 2008:
Quarter ended June 30, 2007	(786)	(52)	(838)
Quarter ended September 30, 2007	(2,359)	(35)	(2,394)
Quarter ended December 31, 2007	(441)	(34)	(475)
Quarter ended March 31, 2008	(1,376)	(69)	(1,445)

Balance at March 31, 2008	3,086	—	3,086

Payments during fiscal year 2009:
Quarter ended June 30, 2008	(642)	—	(642)
Quarter ended September 30, 2008	(229)		(229)

Balance at September 30, 2008	$2,215	$—	$2,215

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

During the six months ended September 30, 2008 and 2007, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2008	2007
SARs:
Number granted	132,000	272,800
Exercise price	$51.32	$62.66
Grant date fair value	$11.65	$14.64

RSUs:
Number granted	36,500	68,200
Grant date fair value	$51.32	$62.66

PSAs:
Number granted	31,600	—
Grant date fair value	$45.96	$—

Restricted Shares:
Number granted	14,500	11,500
Grant date fair value	$54.38	$49.78

The grant date fair value of the SARs was estimated using the Black-Scholes pricing model and the following assumptions:

	2008	2007
Expected term	5.0 years	5.0 years
Expected volatility	31.3%	26.1%
Expected dividend yield	3.50%	2.81%
Risk-free interest rate	3.32%	5.00%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the six months ended September 30, 2008 and 2007, the Company recorded total stock-based compensation expense of approximately $2.8 million and $5.6 million, respectively. The significant decline in expense compared to the prior year period was due in part to retirements of several senior officers during fiscal year 2008 and in part to reduced award levels and related fair values for the awards granted to officers during the first quarter of fiscal year 2009. The Company expects to recognize stock-based compensation expense of approximately $2 million during the remaining six months of fiscal year 2009.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars—all amounts net of income taxes)	2008	2007	2008	2007
From continuing operations:
Income from continuing operations	$41,782	$40,473	$62,893	$58,651
Foreign currency translation adjustment	(11,777)	4,762	(10,047)	6,796
Foreign currency hedge adjustment	(7,009)	167	(5,414)	506

Comprehensive income from continuing operations	22,996	45,402	47,432	65,953

From discontinued operations:
Income (loss) from discontinued operations	—	(675)	—	(145)

Comprehensive income (loss) from discontinued operations	—	(675)	—	(145)

Total comprehensive income	$22,996	$44,727	$47,432	$65,808

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Basic Earnings Per Share

Numerator for basic earnings per share
From continuing operations:
Income from continuing operations	$41,782	$40,473	$62,893	$58,651
Less: Dividends on convertible perpetual preferred stock	(3,713)	(3,712)	(7,425)	(7,425)

Earnings available to common shareholders from continuing operations	38,069	36,761	55,468	51,226

From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	—	(675)	—	(145)

Net income available to common shareholders	$38,069	$36,086	$55,468	$51,081

Denominator for basic earnings per share
Weighted average shares outstanding	25,404	27,370	26,146	27,249

Basic earnings per share:
From continuing operations	$1.50	$1.34	$2.12	$1.88
From discontinued operations	—	(0.02)	—	(0.01)

Net income per share	$1.50	$1.32	$2.12	$1.87

Diluted Earnings Per Share

Numerator for diluted earnings per share
From continuing operations:
Earnings available to common shareholders from continuing operations	$38,069	$36,761	$55,468	$51,226
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,713	3,712	7,425	7,425

Earnings available to common shareholders from continuing operations for calculation of diluted earnings per share	41,782	40,473	62,893	58,651

From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	—	(675)	—	(145)

Net income available to common shareholders	$41,782	$39,798	$62,893	$58,506

Denominator for diluted earnings per share:
Weighted average shares outstanding	25,404	27,370	26,146	27,249
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,716	4,710	4,715	4,710
Employee share-based awards	229	350	224	391

Denominator for diluted earnings per share	30,349	32,430	31,085	32,350

Diluted earnings per share:
From continuing operations	$1.38	$1.25	$2.02	$1.81
From discontinued operations	—	(0.02)	—	(0.01)

Net income per share	$1.38	$1.23	$2.02	$1.80

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2008	2007	2008	2007
SALES AND OTHER OPERATING REVENUES

Flue-cured and burley leaf tobacco operations:
North America	$54,866	$53,921	$103,293	$88,685
Other regions (1)	686,276	534,576	1,087,761	877,863

Subtotal	741,142	588,497	1,191,054	966,548
Other tobacco operations (2)	44,448	66,833	100,823	138,999

Consolidated sales and other operating revenues	$785,590	$655,330	$1,291,877	$1,105,547

OPERATING INCOME (LOSS)

Flue-cured and burley leaf tobacco operations:
North America	$3,750	$4,154	$3,324	$(1,031)
Other regions (1)	62,453	63,654	97,638	95,912

Subtotal	66,203	67,808	100,962	94,881
Other tobacco operations (2)	12,575	5,950	15,953	13,081

Segment operating income	78,778	73,758	116,915	107,962

Less:
Equity in pretax earnings (loss) of unconsolidated affiliates (3)	7,583	(2,389)	7,533	(1,246)
Restructuring costs (4)	—	—	—	3,304

Consolidated operating income	$71,195	$76,147	$109,382	$105,904

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)	Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.
(3)	Item is included in segment operating income, but not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

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

At September 30, 2008, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the table below and classified based on how their values were determined under the fair value hierarchy:

(in thousands of dollars)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$11,018	$5,040	$—	$16,058
Trading securities associated with deferred compensation plans	19,977	—	—	19,977
Interest rate swaps	—	2,891	—	2,891
Forward foreign currency exchange contracts	—	101	—	101

Total assets	$30,995	$8,032	$—	$39,027

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$8,158	$8,158
Interest rate swaps	—	696	—	696
Forward foreign currency exchange contracts	—	5,878	—	5,878

Total liabilities	$—	$6,574	$8,158	$14,732

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2008, is as follows:

(in thousands of dollars)
Balance at April 1, 2008	$13,924
Favorable experience in collection of 2007-08 crop year loans	(1,974)
Decrease in aggregate guaranteed loan balance due to removal of 2007-08 crop year loans from the portfolio and addition of 2008-09 crop year loans	(4,386)
Change in discount rate and estimated collection period	998
Currency remeasurement	(404)

Balance at September 30, 2008	$8,158

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

The components of the Company’s net periodic benefit cost for its continuing operations were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2008	2007	2008	2007
Service cost	$1,446	$1,430	$216	$270
Interest cost	3,438	3,255	640	715
Expected return on plan assets	(3,338)	(3,044)	(37)	(40)
Settlement cost	961	—	—	—
Net amortization and deferral	69	884	(12)	(12)

Net periodic benefit cost	$2,576	$2,525	$807	$933

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2008	2007	2008	2007
Service cost	$2,899	$2,858	$456	$541
Interest cost	6,894	6,494	1,395	1,523
Expected return on plan assets	(6,680)	(6,088)	(78)	(81)
Curtailment loss	815	—	—	—
Settlement cost	3,302	—	—	—
Net amortization and deferral	639	1,695	(24)	(24)

Net periodic benefit cost	$7,869	$4,959	$1,749	$1,959

During the six months ended September 30, 2008, the Company made contributions of $13 million to its qualified and non-qualified pension plans. Additional contributions of approximately $10 million are expected during the remaining six months of the fiscal year.

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

NOTE 12. INCOME TAXES

The Company’s consolidated effective income tax rate on pre-tax earnings from continuing operations for the quarter and six months ended September 30, 2008, and expected for the full fiscal year 2009, was approximately 33%. The rate was lower than the 35% U.S. federal statutory rate, primarily due to anticipated utilization in the current fiscal year of foreign tax credit carryforwards, for which a valuation allowance had previously been established. This anticipated utilization is due to the impact on the Company’s overall tax position of the weakness of the U.S. dollar relative to the Brazilian currency over recent reporting periods and expected effects of tax planning. Under the accounting guidance for income taxes, the reversal of the valuation allowance is treated as an adjustment to the effective tax rate for the year in which the determination is made to the extent the change is due to current fiscal year income. The impact of reversing the allowance is a reduction in income tax expense for the year of approximately $3 million. Another important factor contributing to the lower effective tax rate is the expected improvement in earnings in the African region where income tax rates are generally below the U.S. rate because of the structure of the ownership of the region. This factor more than offsets the impact of state taxes on income projected to be earned in the United States.

For the quarter and six months ended September 30, 2007, the effective income tax rates were approximately 36% and 37%, respectively. The rates were higher than the U.S. federal statutory income tax rate primarily because of excess foreign taxes recorded in countries where the tax rates exceed the U.S. rate, as well as state taxes on income earned in the U.S. In addition, the restructuring charges provided tax benefits at a rate that was lower than the statutory rate, which increased the effective tax rate for the quarter.

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

Liquidity and Capital Resources

Overview

The first half of the fiscal year is generally a period of significant working capital investment in both Brazil and Africa as crops come to market. In fiscal year 2009, we funded those requirements using cash on hand, short-term bank borrowings, customer funds, and operating cash flows. In addition, we continued our share repurchase program, which is based on free cash flow generated in prior years and an assessment of our future capital needs.

Our liquidity and capital resource requirements are predominantly short term in nature and primarily relate to working capital required for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, and currency fluctuations affect requirements each year. The marketing of the crop in each geographic area is heavily influenced by weather conditions and follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to reduce liquidity risk.

Operations

We used $189 million to fund our operating activities during the first six months of fiscal year 2009. Tobacco inventory increased by about $175 million since March 31, 2008, to $778 million, reflecting our normal seasonal pattern, which was inflated this year by the weakness of the U.S. dollar and higher local currency prices paid to farmers. Other inventory, which includes packing supplies and agricultural materials, such as fertilizer, increased by about $38 million, also reflecting higher prices for those commodities and earlier purchasing in some origins. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. During the six months ended September 30, 2008, accounts receivable increased by $53 million, primarily due to later shipments of higher priced South American tobacco. Although we do not present quarterly cash flows, it is important to note that, due to second quarter shipments, inventories have been reduced by $187 million from their June balances, which reached $965 million, and customer deposits that financed some of that inventory have been reduced by $100 million.

We generally do not purchase material quantities of tobacco on a speculative basis. At September 30, 2008, our uncommitted inventories were $74 million, or about 9% of total tobacco inventory, compared to $89 million, or about 15% of our March 31, 2008, inventory, and $78 million, or about 12% of our September 30, 2007, inventory. The effect of decreased volumes of uncommitted inventories was partially offset by higher local currency prices paid to farmers and the weak U.S. dollar during the quarter.

Compared to balances at September 30, 2007, inventories were about $140 million higher reflecting higher leaf costs as well as much larger African crops this year. Customer deposits were almost $50 million lower this year as customers reduced prepayment programs, and accounts receivable increased by $54 million due to higher selling prices this year as well as lower customer deposits. Advances to suppliers increased by $49 million, primarily because of delayed supplier deliveries in South America.

Conditions in worldwide financial markets changed dramatically near the end of the quarter. The U.S. dollar strengthened significantly against many currencies, which has the effect of reducing the U.S. dollar cost of future tobacco purchases in local currency. Most of our inventory had been purchased before that change and thus reflects the higher costs. In addition, agricultural materials for next year’s crops were purchased before the U.S. dollar strengthened. If the U.S. dollar remains at current exchange levels, we and our customers would expect to see a benefit from the recent exchange movements in future crop purchases.

Investment

During the six months ended September 30, 2008, we invested about $21.7 million in our fixed assets, which was slightly less than our depreciation expense of $22.0 million. Our intent is to limit maintenance capital spending to a level below depreciation expense in order to maintain strong cash flow. In the first six months of last year, capital spending was $13.4 million. The increase was primarily caused by the replacement of aircraft in Africa.

Financing

Total debt and customer advances, less cash, cash equivalents, and short-term investments, increased by about $360 million to $665 million during the six months ended September 30, 2008, primarily due to seasonal working capital requirements and the use of prior year cash flows for share repurchases. That total as a percentage of capitalization (including total debt, customer advances, minority interests, and shareholders’ equity less cash, cash equivalents, and short-term investments) was approximately 39% at September 30, 2008, up from approximately 21% at March 31, 2008, and 27% at September 30, 2007. Net of cash, cash equivalents, and short-term investments, total debt and customer deposits has increased by about $266 million since September 30, 2007, as we utilized the cash balances and issued new short-term debt to fund higher seasonal working capital requirements.

Pension assets have declined, reflecting the current state of financial markets. Depending on their status on January 1, 2009, we may have additional funding requirements.

As of September 30, 2008, we were in compliance with the covenants of our debt agreements. We had $255 million available under a committed revolving credit facility that will expire on August 31, 2012, and $57 million in cash, cash equivalents, and short-term investments. Our short-term debt and current maturities of long-term debt totaled $340 million. In addition, we had about $400 million in unused, uncommitted credit lines. Thus, we believe that our liquidity and capital resources at September 30, 2008, remained adequate to support our foreseeable operating needs.

On November 7, 2007, we announced that our Board of Directors had approved the purchase of up to $150 million of our common stock through November 2009. The purchases are carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During the six months ended September 30, 2008, we purchased 2.1 million shares of common stock at an aggregate cost of $107 million (average price per share of $49.64), which brought our total purchases under the program to 2.5 million shares at an aggregate cost of $124 million (average price per share of $50.10). As of September 30, 2008, we had approximately 25.0 million common shares outstanding.

Results of Operations

We reported a 12% increase in earnings per diluted share to $1.38 for our second fiscal quarter, which ended on September 30, 2008. These results represented net income of $41.8 million compared to $39.8 million, or $1.23 per diluted share, last year. The quarter reflected very strong operations in all of our operating segments, but it also included the negative effects of currency remeasurement related to Brazilian net monetary assets that reduced operating income by $25 million. Revenues increased by 20% to $785.6 million, primarily due to increased costs of green leaf that were passed through in sales prices as well as to increased volumes after the very low African crops last year. Similar factors affected the six-month results. Net income for the first half of the year was $62.9 million, or $2.02 per diluted share, up from $58.5 million, or $1.80 per diluted share, reported last year. Revenues increased by 17% during the period.

Results for the flue-cured and burley operations were nearly flat for the quarter at about $67 million, although revenues increased by 25%. North America’s revenues and operating income were consistent with last year, although U.S. crop deliveries were later this year and that delay reduced processing volumes. The unit was able to offset that impact with cost savings and sales of old crop tobacco in both Canada and the United States. Operating income for the Other Regions segment was flat for the quarter despite increases in volume from the larger African burley crops and higher shipments in Europe that had been delayed from the first quarter. These improved earnings were offset by lower results from our South American operations due to continued shipment delays and currency remeasurement losses in Brazil, where the local currency weakened by approximately 20% during the quarter. Some of the remeasurement losses were attributable to advances to farmers for crop inputs for the upcoming growing season. Crop inputs were more expensive this year due to increased fertilizer prices and the weaker U.S. dollar at the time they were purchased. Although they are related to production of 2008-09 crop leaf that will be sold next year, these advances are remeasured in U.S. dollars along with all other monetary assets and liabilities each reporting period, and the related remeasurement loss affects operating income this year when the prior 2007-08 crop is being sold. Asian operations saw improved earnings on higher volumes. Revenues for Other Regions increased by 27%, to $686 million.

For the six months, results for flue-cured and burley operations increased by more than 7%, to over $100 million. A significant portion of the improvement was due to stronger performance in North America where cost savings and sales of old crop tobacco boosted income and revenues. In Other Regions, stronger results were driven by better volumes across the African region, as well as reduced charges and write downs there. Results of European operations were higher as well, primarily due to shipment timing benefits and higher volumes in the region’s tobacco sheet business. South American results were hampered by shipment delays and the effect of the previously mentioned remeasurement losses. The currency devalued by almost 9% over the six-month period, compared to an 11% strengthening last year. Revenues for this segment were up by 23% to $1.1 billion for the six months.

Results for Other Tobacco Operations more than doubled due to improved performance by the oriental tobacco joint venture reflecting higher volumes, which included one-time trading opportunities, as well as currency gains. Dark tobacco operations also improved, primarily due to increased domestic crop volumes. Special Services, where sales were accelerated last year, showed the expected decline related to the shift of business to the origins, and that change also caused the 33% decline in segment revenue in the quarter. The same factors caused six-month results to improve by over 20%.

Net interest expense increased by $3.7 million in the quarter compared to last year, primarily because of increased cash requirements to fund crop purchases. We also made substantial progress on our share repurchase program, spending about $107 million to purchase 2.15 million shares during the six months. The effective tax rate remained near 33% compared to last year’s rate of over 36% as we expect to utilize more of our foreign tax credits, which caused the reduction of a valuation allowance for those credits.

Selling, general and administrative expenses are included in segment operating income and are discussed as part of segment performance. Those costs increased by about $17 million in the second quarter and about $31 million for the first half of fiscal year 2009. The increase was largely driven by currency remeasurement and exchange losses of about $25 million during both periods. Last year, currency remeasurement produced a loss of about $1.9 million for the quarter and a gain of $2.9 million for the six months. The losses in the current year were mainly attributable to the effect of the weakening Brazilian currency on net monetary assets there. The Brazilian currency weakened by approximately 20% in the quarter. In addition, we had mark-to-market gains on forward currency contracts totaling $6 million in the first half of fiscal year 2008, but none in the current year. The total currency remeasurement and exchange losses in fiscal year 2009 were $25.8 million in the second quarter and $22.8 million for the first six months, compared to last year’s loss of $2.4 million and gain of $9.9 million, respectively. Gains on fixed asset sales this year, totaling about $7 million, partially offset these currency-related expenses.

We are pleased with the performance of our operations during this first half of the fiscal year. The devaluation of the Brazilian currency unfortunately occurred at a time when our net monetary asset position in local currency was at a seasonal peak, hurting a quarter that otherwise showed significant improvement over last year. We continued to strengthen customer relationships, and we reduced the level of our uncommitted inventories. Each region has delivered operating improvements as a result of hard work as well as careful attention to costs. They have done so despite the escalating cost of green leaf as all areas worked to ensure sustainability of supply in the face of competing crops. Volumes recovered in Africa this year, and signs are beginning to point to a very large burley crop there next year. Those expected crop levels could cause world production to approach or exceed the recent peak levels produced in 2004, which would replenish inventories and move worldwide supply to a balanced position or perhaps even a slight oversupply. Flue-cured tobacco supply is also expected to increase and could reach levels produced in the 2005 crop. The overall flue-cured supply is expected to remain mostly balanced, but the increased supply could lead to excess in the market. We continue to work to maintain future production of the type of quality tobacco that our customers require. We have been successfully navigating the current storm in financial markets. We have reached what is normally a peak working capital period during the year, and we believe that our financial resources are adequate to meet our needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of September 30, 2008, tobacco inventory of $778 million included about $704 million in inventory that was committed for sale to customers and about $74 million that was not committed. Committed inventory, after deducting $60 million in customer deposits, represents our net exposure of $644 million. We maintain a portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $430 million at September 30, 2008. A hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $4 million, and all of that amount should be offset with changes in customer charges. Approximately $230 million of fixed-rate debt with an average interest rate of 5.66% remains.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. Most of the operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we generally manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net investment in individual countries. In these countries, we are vulnerable to currency gains and losses to the extent that any local currency monetary balances do not offset each other. In fiscal year 2009, we had a larger balance of net monetary assets in Brazil when the currency devalued by approximately 20% during the second fiscal quarter. With continued devaluation since September 30, 2008, we could see an additional remeasurement loss in the third quarter. In addition, changes in local currency exchange rates make tobacco more or less attractive in U.S. dollar terms. In some situations where customer contracts have fixed dollar pricing and forward foreign exchange markets exist, we may enter forward contracts to mitigate the risk of currency exchange rate changes.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $42 million at the September 30, 2008 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

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

U.S. Foreign Corrupt Practices Act

As a result of a posting to our Ethics Complaint hotline alleging improper activities that involved or related to certain of our tobacco subsidiaries, the Audit Committee of our Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. These payments approximated $1 million over a seven-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but the we believe those activities did not violate U.S. antitrust laws. We voluntarily reported these activities to the appropriate U.S. authorities. On June 6, 2006, the Securities and Exchange Commission notified us that a formal order of investigation had been issued.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended September 30, 2008:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2008 to July 31, 2008	620,600	$46.78	620,600	$49,888,560
August 1, 2008 to August 31, 2008	222,600	$52.71	222,600	$38,156,222
September 1, 2008 to September 30, 2008	241,600	$51.05	241,600	$25,821,618

Total	1,084,800	$48.95	1,084,800	$25,821,618

(1)	Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)	Amounts listed for average price paid per share includes broker commissions paid in the transactions.
(3)	The stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2007. The stock repurchase plan authorizes the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors. The stock repurchase plan will expire on the earlier of November 15, 2009, or when we have repurchased all shares authorized for repurchase thereunder.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on August 5, 2008.

At the Meeting, the shareholders elected three directors to serve three-year terms. The Company had outstanding, as of June 17, 2008, 26,575,840 shares of Common Stock, each of which was entitled to one vote. The majority of the shares entitled to vote constituted a quorum. Each of the three directors received more than an 89% majority of the votes of the outstanding shares. The voting with respect to each nominee was as follows:

Nominee	Votes For	Votes Withheld
George C. Freeman, III	23,778,302	252,898
Eddie N. Moore, Jr.	23,655,106	376,094
Hubert R. Stallard	23,774,457	256,743

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

Date: November 6, 2008	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)