Form 10-Q
period 2008-12-31
UNIVERSAL CORP /VA/
filed 2009-02-06
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2008

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

As of February 1, 2009, the total number of shares of common stock outstanding was 24,987,055.

UNIVERSAL CORPORATION

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$699,144	$573,094	$1,991,021	$1,678,641

Costs and expenses
Cost of goods sold	533,176	446,089	1,566,876	1,324,752
Selling, general and administrative expenses	88,556	47,869	237,351	165,545
Restructuring costs	—	—	—	3,304

Operating income	77,412	79,136	186,794	185,040
Equity in pretax earnings of unconsolidated affiliates	5,259	8,477	12,792	7,231
Interest income	195	4,453	1,562	13,317
Interest expense	11,435	10,314	29,214	32,274

Income before income taxes and other items	71,431	81,752	171,934	173,314
Income taxes	18,638	29,204	52,034	62,937
Minority interests, net of income taxes	(291)	1,796	3,923	974

Income from continuing operations	53,084	50,752	115,977	109,403
Loss from discontinued operations, net of income taxes	—	—	—	(145)

Net income	53,084	50,752	115,977	109,258

Dividends on convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)

Earnings available to common shareholders	$49,372	$47,040	$104,840	$98,121

Basic earnings per common share:
From continuing operations	$1.98	$1.72	$4.07	$3.60
From discontinued operations	—	—	—	(0.01)

Net income	$1.98	$1.72	$4.07	$3.59

Diluted earnings per common share:
From continuing operations	$1.78	$1.56	$3.78	$3.38
From discontinued operations	—	—	—	(0.01)

Net income	$1.78	$1.56	$3.78	$3.37

Retained earnings - beginning of year			$711,655	$682,232
Net income			115,977	109,258
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock			(11,137)	(11,137)
Common stock (2008 - $1.35 per share; 2007 - $1.32 per share)			(35,276)	(36,422)
Repurchase of common stock - cost in excess of stated capital amount			(93,204)	(3,513)
Adoption of Financial Accounting Standards Board Interpretation 48 (FIN 48) as of April 1, 2007			—	(10,870)

Retained earnings - end of period			$688,015	$729,548

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2008	December 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$87,971	$502,277	$186,070
Short-term investments	5,939	—	58,889
Accounts receivable, net	342,595	233,861	231,107
Advances to suppliers, net	153,806	114,897	149,376
Accounts receivable - unconsolidated affiliates	35,234	46,732	43,718
Inventories - at lower of cost or market:
Tobacco	613,597	486,785	602,945
Other	67,000	42,289	42,562
Prepaid income taxes	20,270	8,032	17,696
Deferred income taxes	36,799	19,158	22,737
Other current assets	65,630	58,264	61,960

Total current assets	1,428,841	1,512,295	1,417,060

Property, plant and equipment
Land	15,978	17,061	16,460
Buildings	252,846	250,202	254,737
Machinery and equipment	503,993	515,870	519,695

	772,817	783,133	790,892
Less accumulated depreciation	(453,288)	(442,844)	(456,059)

	319,529	340,289	334,833

Other assets
Goodwill and other intangibles	106,137	104,689	106,647
Investments in unconsolidated affiliates	110,166	114,622	116,185
Deferred income taxes	35,562	66,991	49,632
Other noncurrent assets	97,020	183,948	109,755

	348,885	470,250	382,219

Total assets	$2,097,255	$2,322,834	$2,134,112

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2008	December 30, 2007	March 31, 2008
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Notes payable and overdrafts	$140,677	$139,632	$126,229
Accounts payable and accrued expenses	201,961	173,864	210,354
Accounts payable - unconsolidated affiliates	28,880	8,815	10,343
Customer advances and deposits	27,344	86,099	21,030
Accrued compensation	16,646	15,007	25,484
Income taxes payable	10,087	12,712	8,886
Current portion of long-term obligations	79,500	150,000	—

Total current liabilities	505,095	586,129	402,326

Long-term obligations	333,943	400,644	402,942

Pensions and other postretirement benefits	86,609	98,242	88,278

Other long-term liabilities	66,796	73,322	84,958

Deferred income taxes	54,156	47,881	36,795

Total liabilities	1,046,599	1,206,218	1,015,299

Minority interests	6,861	6,985	3,182

Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at December 31, 2007, and March 31, 2008)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 24,987,055 shares issued and outstanding (27,299,524 at December 31, 2007, and 27,162,150 at March 31, 2008)	193,020	198,581	206,436
Retained earnings	688,015	729,548	711,655
Accumulated other comprehensive loss	(50,263)	(31,521)	(15,483)

Total shareholders’ equity	1,043,795	1,109,631	1,115,631

Total liabilities and shareholders’ equity	$2,097,255	$2,322,834	$2,134,112

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$115,977	$109,258
Adjustments to reconcile net income to net cash provided (used) by operating activities of continuing operations:
Net loss from discontinued operations	—	145
Depreciation	31,651	31,028
Amortization	736	1,597
Provisions for losses on advances and guaranteed loans to suppliers	14,427	12,218
Remeasurement loss (gain), net	42,432	(13,187)
Restructuring costs	—	3,304
Other, net	31,248	29,677
Changes in operating assets and liabilities, net	(243,274)	28,988

Net cash provided (used) by operating activities of continuing operations	(6,803)	203,028

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Purchase of property, plant and equipment	(28,900)	(18,355)
Purchases of short-term investments	(9,658)	—
Maturities and sales of short-term investments	62,833	—
Proceeds from sale of business, less cash of business sold	—	26,556
Proceeds from sale of property, plant and equipment, and other	14,530	15,964
Deposit to escrow account	—	(32,098)

Net cash provided (used) by investing activities of continuing operations	38,805	(7,933)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Issuance (repayment) of short-term debt, net	28,288	(2,559)
Repayment of long-term debt	—	(14,000)
Issuance of common stock	37	16,131
Repurchase of common stock	(111,073)	(4,084)
Dividends paid on convertible perpetual preferred stock	(11,137)	(11,137)
Dividends paid on common stock	(34,623)	(36,422)
Other	(104)	(907)

Net cash used by financing activities of continuing operations	(128,612)	(52,978)

Net cash provided (used) by continuing operations	(96,610)	142,117

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	—	6,495
Net cash used by investing activities of discontinued operations	—	(17)
Net cash used by financing activities of discontinued operations	—	(4,957)

Net cash provided by discontinued operations	—	1,521

Effect of exchange rate changes on cash	(1,489)	164

Net increase (decrease) in cash and cash equivalents	(98,099)	143,802
Cash and cash equivalents of continuing operations at beginning of year	186,070	358,236
Cash and cash equivalents of discontinued operations at beginning of year	—	239
Less: Cash and cash equivalents of discontinued operations at end of period	—	—

Cash and cash equivalents at end of period	$87,971	$502,277

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

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements Adopted Through December 31, 2008

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

Pronouncements to be Adopted in Future Periods

In addition to the above accounting pronouncements adopted through December 31, 2008, the following pronouncements or specific provisions of pronouncements have been issued and will become effective in future periods:

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

NOTE 3. GUARANTEES AND OTHER CONTINGENT LIABILITIES

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At December 31, 2008, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $133 million. About 70% of these guarantees expire within one year, and all of the remainder expire within five years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to third-party banks could result in a liability for the subsidiary under the related guarantee; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make is the face amount including unpaid accrued interest, or $133 million ($205 million as of December 31, 2007, and $218 million at March 31, 2008). The accrual recorded for the fair value of the guarantees was approximately $10 million and $11 million at December 31, 2008 and 2007, respectively, and approximately $13 million at March 31, 2008. In addition to these guarantees, the Company has other contingent liabilities totaling approximately $56 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union, as discussed below.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $42 million at the December 31, 2008 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

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

NOTE 4. DISCONTINUED OPERATIONS

As discussed in Note 1, Universal implemented actions during fiscal years 2007 and 2008 to divest its non-tobacco businesses, which included lumber and building products operations and agri-product operations. The lumber and building products businesses and a portion of the agri-products operations were sold during fiscal year 2007. The remaining agri-product businesses, or the assets of those businesses, were sold during fiscal year 2008. For the nine months ended December 31, 2007, the Company reported a loss from discontinued operations, net of income taxes, of $145,000, most of which represented the net results from operating two of the agri-product businesses prior to their sale. The businesses were sold in May 2007 and October 2007.

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

In addition to the restructuring costs recorded during the quarter ended June 30, 2007, Universal recorded other restructuring costs during the fiscal years ended March 31, 2006, and

March 31, 2008, associated with various other actions taken to streamline, restructure, or exit various activities and functions in certain areas of its worldwide operations. A significant portion of the restructuring costs were paid prior to the end of fiscal year 2008, and nearly all of the remainder will be paid by the end of fiscal year 2009. During the nine months ended December 31, 2008, payments of employee termination benefits were made to 33 employees. The activity in the Company’s liability for restructuring costs for fiscal year 2008 and the first nine months of fiscal year 2009 was as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total
Balance at March 31, 2007	$1,331	$190	$1,521

Costs charged to expense during fiscal year 2008:
Quarter ended June 30, 2007	3,304	—	3,304
Quarter ended March 31, 2008	3,413	—	3,413

Payments during fiscal year 2008:
Quarter ended June 30, 2007	(786)	(52)	(838)
Quarter ended September 30, 2007	(2,359)	(35)	(2,394)
Quarter ended December 31, 2007	(441)	(34)	(475)
Quarter ended March 31, 2008	(1,376)	(69)	(1,445)

Balance at March 31, 2008	3,086	—	3,086

Payments during fiscal year 2009:
Quarter ended June 30, 2008	(642)	—	(642)
Quarter ended September 30, 2008	(245)	—	(245)
Quarter ended December 31, 2008	(108)	—	(108)

Balance at December 31, 2008	$2,091	$—	$2,091

NOTE 6. STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year. Awards of restricted stock, RSUs, PSAs, SARs, and non-qualified stock options are currently outstanding under the Plans. The non-qualified stock options and SARs have an exercise price equal to the market price of a share of common stock on the grant date. All stock options currently outstanding are fully vested and exercisable, and they expire ten years after the grant date. The SARs are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive shares of restricted stock following each annual meeting of shareholders. These shares vest upon the individual’s retirement from service as a director.

During the nine months ended December 31, 2008 and 2007, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

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

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the nine months ended December 31, 2008 and 2007, the Company recorded total stock-based compensation expense of approximately $3.8 million and $6.6 million, respectively. The significant decline in expense compared to the prior year period was due in part to retirements of several senior officers during fiscal year 2008 and in part to reduced award levels and related fair values for the awards granted to officers during the first quarter of fiscal year 2009. The Company expects to recognize stock-based compensation expense of approximately $0.9 million during the remaining three months of fiscal year 2009.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars - all amounts net of income taxes)	2008	2007	2008	2007
From continuing operations:
Income from continuing operations	$53,084	$50,752	$115,977	$109,403
Foreign currency translation adjustment	(3,176)	3,508	(13,223)	10,304
Foreign currency hedge adjustment	(16,143)	(1,355)	(21,557)	(849)

Comprehensive income from continuing operations	33,765	52,905	81,197	118,858

From discontinued operations:
Loss from discontinued operations	—	—	—	(145)

Comprehensive loss from discontinued operations	—	—	—	(145)

Total comprehensive income	$33,765	$52,905	$81,197	$118,713

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2008	2007	2008	2007
Basic Earnings Per Share
Numerator for basic earnings per share
From continuing operations:
Income from continuing operations	$53,084	$50,752	$115,977	$109,403
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)

Earnings available to common shareholders from continuing operations	49,372	47,040	104,840	98,266

From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	—	—	—	(145)

Net income available to common shareholders	$49,372	$47,040	$104,840	$98,121

Denominator for basic earnings per share
Weighted average shares outstanding	24,989	27,357	25,759	27,285

Basic earnings per share:
From continuing operations	$1.98	$1.72	$4.07	$3.60
From discontinued operations	—	—	—	(0.01)

Net income per share	$1.98	$1.72	$4.07	$3.59

Diluted Earnings Per Share
Numerator for diluted earnings per share
From continuing operations:
Earnings available to common shareholders from continuing operations	$49,372	$47,040	$104,840	$98,266
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	3,712	11,137	11,137

Earnings available to common shareholders from continuing operations for calculation of diluted earnings per share	53,084	50,752	115,977	109,403

From discontinued operations:
Earnings (loss) available to common shareholders from discontinued operations	—	—	—	(145)

Net income available to common shareholders	$53,084	$50,752	$115,977	$109,258

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,989	27,357	25,759	27,285
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,719	4,711	4,717	4,710
Employee share-based awards	142	373	196	385

Denominator for diluted earnings per share	29,850	32,441	30,672	32,380

Diluted earnings per share:
From continuing operations	$1.78	$1.56	$3.78	$3.38
From discontinued operations	—	—	—	(0.01)

Net income per share	$1.78	$1.56	$3.78	$3.37

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2008	2007	2008	2007
SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$160,979	$133,319	$264,272	$222,004
Other regions (1)	482,538	373,670	1,570,299	1,258,781

Subtotal	643,517	506,989	1,834,571	1,480,785
Other tobacco operations (2)	55,627	66,105	156,450	197,856

Consolidated sales and other operating revenues	$699,144	$573,094	$1,991,021	$1,678,641

OPERATING INCOME

Flue-cured and burley leaf tobacco operations:
North America	$23,894	$19,395	$27,218	$18,364
Other regions (1)	49,747	52,016	147,385	147,928

Subtotal	73,641	71,411	174,603	166,292
Other tobacco operations (2)	9,030	16,202	24,983	29,283

Segment operating income	82,671	87,613	199,586	195,575
Less:
Equity in pretax earnings of unconsolidated affiliates (3)	5,259	8,477	12,792	7,231
Restructuring costs (4)	—	—	—	3,304

Consolidated operating income	$77,412	$79,136	$186,794	$185,040

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)	Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.
(3)	Item is included in segment operating income, but not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

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

At December 31, 2008, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the table below and classified based on how their values were determined under the fair value hierarchy:

(in thousands of dollars)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$46,170	$—	$—	$46,170
Trading securities associated with deferred compensation plans	16,596	—	—	16,596
Interest rate swaps	—	14,102	—	14,102
Forward foreign currency exchange contracts	—	1,034	—	1,034

Total assets	$62,766	$15,136	$—	$77,902

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$9,564	$9,564
Forward foreign currency exchange contracts	—	27,456	—	27,456

Total liabilities	$—	$27,456	$9,564	$37,020

Available-for-sale securities

Available-for-sale securities primarily include commercial paper, bank certificates of deposit, corporate bonds, and government bonds. Quoted market prices (Level 1) are used to determine the fair values of corporate bonds and government bonds. The fair values of commercial paper and bank certificates of deposit are determined by outside brokers through a combination of their knowledge of the current pricing environment and market flows (Level 2). At December 31, 2008, the fair values of all of the Company’s available-for-sale securities were determined through quoted market prices (Level 1). The fair values of these securities approximate cost due to the short-term maturities of the instruments and the high credit quality of the issuers.

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2008, is as follows:

(in thousands of dollars)
Balance at April 1, 2008	$13,924
Favorable experience in collection of 2007-08 crop year loans	(1,487)
Decrease in aggregate guaranteed loan balance due to removal of 2007-08 crop year loans from the portfolio and addition of 2008-09 crop year loans	(2,689)
Change in discount rate and estimated collection period	2,146
Currency remeasurement	(2,330)

Balance at December 31, 2008	$9,564

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

The components of the Company’s net periodic benefit cost for its continuing operations were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2008	2007	2008	2007
Service cost	$1,432	$1,432	$228	$271
Interest cost	3,403	3,257	698	762
Expected return on plan assets	(3,326)	(3,044)	(39)	(41)
Net amortization and deferral	572	810	(138)	(12)

Net periodic benefit cost	$2,081	$2,455	$749	$980

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2008	2007	2008	2007
Service cost	$4,331	$4,290	$684	$812
Interest cost	10,297	9,751	2,093	2,285
Expected return on plan assets	(10,006)	(9,132)	(117)	(122)
Curtailment loss	815	—	—	—
Settlement cost	3,302	—	—	—
Net amortization and deferral	1,211	2,505	(162)	(36)

Net periodic benefit cost	$9,950	$7,414	$2,498	$2,939

During the nine months ended December 31, 2008, the Company made contributions of approximately $19 million to its qualified and non-qualified pension plans. With the deterioration in worldwide financial markets since March 31, 2008, the value of assets held in the Company’s qualified pension plan has declined by approximately $35 million. As a result, the Company expects that it will be required under existing regulations to increase contributions to the plan during the next twelve months. Management expects to make an additional contribution of up to $20 million to its qualified plan by March 2009. If the maximum amount is contributed, contributions of approximately $25 million to the Company’s pension plans are expected during the remaining three months of fiscal year 2009.

As discussed in Note 2, the Company will adopt the measurement timing provisions of SFAS 158 during the fourth quarter of fiscal year 2009, and will change the annual measurement date for its defined benefit pension and other postretirement benefit plans to coincide with its fiscal year end. The Company expects to record a direct adjustment to reduce retained earnings by approximately $2 million ($3 million before income taxes) upon adoption in the fourth quarter, reflecting the expense attributable to the intervening three-month transition period.

NOTE 12. INCOME TAXES

The Company’s consolidated effective income tax rates on pre-tax earnings from continuing operations for the quarter and nine months ended December 31, 2008, were approximately 26% and 30%, respectively. These rates were lower than the 35% U.S. federal statutory rate, primarily due to anticipated utilization in the current fiscal year of foreign tax credit carryforwards, for which a valuation allowance previously had been established. This anticipated utilization is due in part to the impact on the Company’s overall tax position of the weakness of the U.S. dollar relative to the Brazilian currency over recent reporting periods to early fiscal year 2009, and in part to the expected effects of tax planning. Under the accounting guidance for income taxes, the reversal of the valuation allowance is treated as an adjustment to the effective tax rate for the year in which the determination is made to the extent the change is due to current fiscal year income. The impact of reversing the allowance is a reduction in income tax expense for the year of approximately $3 million. Another important factor contributing to the lower effective tax rate is the improvement in earnings in the African region where income tax rates are generally below the U.S. rate because of the structure of the ownership of the region. This factor more than offsets the impact of state taxes on income projected to be earned in the United States. The effective tax rate was also reduced by the reversal during the quarter ended December 31, 2008, of a liability accrued for uncertain tax positions due to expiration of the statute of limitations for the related tax year. The Company currently expects that its effective tax rate for fiscal year 2009 will approximate 31%.

For both the quarter and nine months ended December 31, 2007, the effective income tax rate was approximately 36%. The rate was higher than the U.S. federal statutory income tax rate primarily because of excess foreign taxes recorded in countries where the tax rates exceed the U.S. rate, as well as state taxes on income earned in the U.S. In addition, the restructuring charges provided tax benefits at a rate that was lower than the statutory rate, which increased the effective tax rate for the quarter.

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

Liquidity and Capital Resources

Overview

After significant seasonal working capital investments during the first half of our fiscal year, we generally see contraction in inventory and other working capital elements in the second half of the fiscal year as major crops in Africa are being shipped and South American shipments near completion. Reflecting this seasonal pattern, inventory levels have declined, cash balances have increased, short-term bank borrowings and customer funds have decreased, and operating cash flows have increased since September 30.

Our liquidity and capital resource requirements are predominantly short term in nature and relate to working capital for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, and currency fluctuations affect requirements each year. Each geographic area follows a cycle of buying, processing, and shipping, although in several regions, we also provide agricultural materials to farmers during the growing season. The timing of the elements of each cycle is influenced by such things as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to reduce liquidity risk.

Operations

We used $7 million in net cash flow to fund operating activities during the nine months ended December 31, 2008. Accounts receivable increased by $111 million to $343 million reflecting higher volumes and pricing primarily related to increased leaf costs. Tobacco inventory at $614 million was up slightly from $603 million at March 31, 2008. Compared to December 31, 2007, tobacco inventory levels are about $126 million, or 27%, higher, primarily due to higher green tobacco costs, caused by the weakness of the U.S. dollar during the primary buying periods in Africa and South America, by higher local currency prices paid to farmers, and by trading opportunities in the United States. Other inventory, which includes packing supplies and agricultural materials such as fertilizer, was about $25 million higher primarily because deliveries to African farmers were delayed by weather conditions. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

We generally do not purchase material quantities of tobacco on a speculative basis. At December 31, 2008, our uncommitted inventories were $97 million, or about 16% of total tobacco inventory, compared to $89 million, or about 15% of our March 31, 2008, inventory, and $64 million, or about 13% of our December 31, 2007, inventory. Compared to last year’s third quarter, uncommitted inventories increased as the effect of decreased volumes of uncommitted inventories in most regions was more than offset by higher local currency prices paid to farmers and increased volumes held for trade in one area.

Customer deposits were almost $59 million lower this year as we reduced customer prepayment programs. Accounts receivable increased by $109 million due to higher volumes and selling prices this year, as well as lower customer deposits. Advances to suppliers increased by $39 million, primarily because we began advancing funds to suppliers in two regions.

Conditions in worldwide financial markets changed dramatically in recent months and continue to be volatile. The U.S. dollar strengthened significantly against many currencies, which has the effect of reducing the U.S. dollar cost of future tobacco purchases in local currency. Most of our fiscal year 2009 inventory was purchased before that change and thus reflects the higher costs. In addition, agricultural materials for next year’s crops were purchased before the U.S. dollar strengthened.

Investment

During the nine months ended December 31, 2008, we invested about $29 million in our fixed assets, which was slightly less than our depreciation expense of $32 million. Our intent is to limit maintenance capital spending to a level below depreciation expense in order to maintain strong cash flow; however, from time to time larger projects may be undertaken. In the first nine months of last year, capital spending was $18 million. The increase was primarily caused by the replacement of aircraft in Africa.

Financing

We consider the sum of notes payable and overdrafts, long-term debt (including current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus minority interests and shareholders’ equity to be our total capitalization. Net debt increased by about $182 million to $488 million during the nine months ended December 31, 2008. The increase reflects higher seasonal working capital requirements caused by higher green tobacco costs due to the weakness of the U.S. dollar during the primary buying periods in Africa and South America, and it also reflects the use of prior year cash flows for share repurchases. Net debt as a percentage of capitalization was approximately 32% at December 31, 2008, up from approximately 21% at March 31, 2008, and 20% at December 31, 2007. Net debt has increased by about $213 million since December 31, 2007, as we utilized cash balances and issued new short-term debt to fund higher seasonal working capital requirements and purchase common shares.

As of December 31, 2008, we were in compliance with the covenants of our debt agreements. We had $400 million available under a committed revolving credit facility that will expire on August 31, 2012, and $94 million in cash, cash equivalents, and short-term investments. Our short-term debt and current maturities of long-term debt totaled $220 million. In addition, we had about $425 million in unused, uncommitted credit lines. Our seasonal working capital requirements typically increase from December to September by up to $200 million. In addition, we have $79.5 million in long-term debt maturing in September 2009, and we expect to provide up to $20 million in additional funding to our qualified pension plan. While available capital resources from our committed revolving credit facility and uncommitted credit lines exceed these anticipated needs, we may explore issuing additional long-term debt in order to better control liquidity risk. If we were to issue new long-term debt in the current markets, we believe that the cost of that debt would be substantially higher than our current, outstanding debt and that the increased interest expense would impact our future results. If we refinanced our maturing debt today, we believe our interest expense could increase by up to $3 million per year.

On November 7, 2007, we announced that our Board of Directors had approved the purchase of up to $150 million of our common stock through November 2009. The purchases are carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During the nine months ended December 31, 2008, we purchased 2.2 million shares of common stock at an aggregate cost of $110.5 million (average price per share of $49.59), which brought our total purchases under the program to 2.55 million shares at an aggregate cost of $128 million (average price per share of $50.05). As of December 31, 2008, we had approximately 25.0 million common shares outstanding.

Results of Operations

Earnings per diluted share increased by 14% to $1.78 for our third fiscal quarter, which ended on December 31, 2008. These results represented net income of $53.1 million compared to $50.8 million, or $1.56 per diluted share, last year. The quarter reflected very strong operations in our reported segments, especially in flue-cured and burley operations where shipments of larger African crops and good performance by our North American group had a significant effect. The performance of those operations was offset by the negative effects of currency remeasurement related to Brazilian net monetary assets that reduced operating income by $20 million. Revenues increased by 22% to $699 million, primarily due to increased costs of green tobacco that were passed through in sales prices, as well as to increased volumes after the very small African crops last year. Similar factors affected the nine-month results. In addition, we benefited from lower effective tax rates. Net income for the first three quarters of the fiscal year was $116.0 million, or $3.78 per diluted share, up from $109.3 million, or $3.37 per diluted share, reported last year. Revenues increased by 19% during the nine-month period.

Flue-cured and Burley Operations

Our flue-cured and burley operations posted a very strong quarter as operating income increased by 3%, to about $73.6 million, and revenues increased by 27%. North America’s revenues and operating income were above last year’s numbers primarily because of increased sales of current crop tobacco in the United States, partly due to earlier shipments this year.

Results in North America also benefited from increased trading activities. Operating income for the Other Regions segment decreased slightly for the quarter despite improved operations in Africa and volume increases from the larger burley crops there. The segment’s performance was hurt by lower results from our South American operations due to currency remeasurement losses in Brazil, where the local currency weakened by approximately 22% during the quarter. Some of the remeasurement losses were attributable to advances to farmers for crop inputs for the upcoming growing season. Crop inputs were more expensive this year due to increased fertilizer prices and the weaker U.S. dollar at the time they were purchased. Although the crop inputs are being used for production of the crop that will be sold next year, the advances to farmers for those inputs are remeasured in U.S. dollars along with all other monetary assets and liabilities each reporting period. As a result, the related remeasurement loss affects operating income this year when the prior crop is being sold. Shipments this quarter from South America were higher than in the prior year, but they continued to be hampered by a flood-related port closure. Results from Europe were lower in the quarter because significant shipments took place earlier in the year, and Asian operations saw lower earnings on lower volumes and a negative comparison from currency changes this year. Revenues for Other Regions increased by 29%, to $483 million due to volume and price increases. Price increases were primarily related to higher cost leaf.

For the nine months, results for flue-cured and burley operations increased by more than 5%, to nearly $175 million. The improvement was due to stronger performance in North America, where cost savings in Canada and increased volumes in the United States boosted income and revenues. The Other Regions segment reflected stronger performance in the African region from higher volumes and from reduced charges and write downs there. Results of European operations were higher as well, primarily related to higher volumes in the region’s tobacco sheet business. South American results were reduced by the effect of the previously mentioned remeasurement losses, which totaled $43 million for the period. The Brazilian currency devalued by about 32% over the nine months, compared to a 15% strengthening last year. Asian results were reduced by their third quarter performance. Revenues for the Other Regions segment were up by 25% to $1.6 billion for the nine months, primarily due to volume increases in Africa and higher prices in several regions related to higher leaf costs.

Other Tobacco Operations

Results for Other Tobacco Operations declined as earnings from the Special Services group, where sales were accelerated last year, showed an expected decrease related to a shift of business to the origins. That change also caused the 16% decline in segment revenue in the quarter. In addition, results from the oriental tobacco joint venture declined primarily due to the sale of lower margin styles and grades this year and to currency remeasurement losses. Earnings of our dark tobacco operations were comparable to last year. For the nine months, segment earnings were 15% lower than the same period last year. The shift in business from Special Services caused the decline, but that effect was partially offset by improved performance in dark tobacco operations and the oriental tobacco joint venture. The latter group saw higher volumes for the nine-month period, the effect of which was partly offset by lower margins and lower currency remeasurement gains this year.

Other Information

Selling, general and administrative expenses, which are included in segment operating results, increased by about $41 million in the quarter and $72 million for the nine months, primarily due to the large currency remeasurement and exchange losses this year. Last year, when the U.S. dollar was weakening against most other world currencies, we generated currency-related gains. In contrast, fiscal year 2009 has seen the U.S. dollar dramatically strengthen against most currencies since the first fiscal quarter, producing the opposite effect. Thus, year-to-year comparisons reflect net expense increases of approximately $35 million for the quarter and $68 million for the nine months due to currency effects. Currency fluctuations primarily impacted our operating results in Brazil, the Philippines, Indonesia, and Africa and were mostly caused by local currency receivables from suppliers. The Company has hedged some of its net monetary assets with local borrowings.

Net interest expense increased by $5.4 million in the quarter compared to last year, primarily because of increased cash requirements to fund working capital needs and share repurchases. We made substantial progress on our share repurchase program, spending about $110 million to purchase 2.23 million shares during the nine months, bringing program totals, since November 2007, to $128 million and 2.55 million shares. The effective tax rate fell to 26% for the quarter and 30% for the nine months. Those rates were lower than last year’s rate of about 36% for both periods, primarily because we expect to utilize more of our foreign tax credit carryforwards, which caused the reduction of a valuation allowance for those credits. During the current year quarter, we also reversed a liability for uncertain tax positions because the statute of limitations for the related tax year expired. For the full year, we expect our effective tax rate to be approximately 31%.

General Overview

We are pleased with our operations so far this year. It was gratifying to see the recovery of our African operations. African results improved due to higher volumes as well as efficiencies and strong teamwork. But the continued devaluation of the Brazilian currency has again adversely affected our results because of our balance sheet exposure there. Part of that exposure is related to farmer receivables that will be collected upon delivery of the current crop, and it reflects the higher cost of the local currency when fertilizer and seeds were provided to the farmers. The agricultural materials were purchased in the spring in the midst of the overheated commodity markets and when the local Brazilian currency was 30-40% stronger than it is today. Our regions have delivered operating improvements through hard work and careful attention to costs.

Tobacco competes with commodity crops for acreage, and world markets for commodity products have changed a great deal during the fiscal year. Early in the year, the cost of green tobacco escalated as all areas worked to ensure sustainability of supply in the face of competing crops. The market situation for fiscal year 2010 is likely to be very different. We saw a much needed recovery in burley volumes in Africa this year, but signs are pointing to an extremely large burley crop there next year, which is likely to move worldwide markets to oversupply. Flue-cured tobacco markets are expected to remain mostly balanced. We continue to work to maintain future production of the type of quality tobacco that our customers require.

Notwithstanding the 12% increase in earnings per share this year, we have not been immune to the effects of the financial chaos in world markets. Remeasurement losses related to the rapid and severe weakening of the local Brazilian currency reduced our earnings per share by $0.91. The value of our pension assets was also reduced by the general market decline, and we expect to provide between $10 million and $20 million in additional funding to our qualified defined benefit plan. But our business is healthy, and our balance sheet is strong. We have prudently managed the cash inflow from the sale of our non-tobacco businesses two years ago. We continue to work on cost control measures. We have passed the peak working capital requirement period during the year, and we believe that our financial resources are adequate to meet our needs.

We continue to closely monitor the tobacco subsidy system in the European Union (“E.U.”). The E.U. subsidy makes up well over half of the revenue that a European farmer receives on a tobacco crop, and the current subsidies expire with the completion of the 2009 crop, most of which we would expect to sell to customers in fiscal year 2011. Despite support for the extension of the tobacco subsidies from tobacco producing countries and votes in May and November 2008 by the E.U. Parliament in favor of extending those subsidies, the E.U. Commission and E.U. Council of Ministers did not address an extension in their November 2008 meeting. We believe that national governments will continue to work to find solutions to the problem because of the importance of tobacco production to local economies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our tobacco customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of December 31, 2008, tobacco inventory of $614 million included about $518 million in inventory that was committed for sale to customers and about $96 million that was not committed. Committed inventory, after deducting $27 million in customer deposits, represents our net exposure of $491 million. We maintain a portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt. Debt carried at variable interest rates was about $311 million at December 31, 2008. A hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $3 million, and all of that amount should be offset with changes in customer charges. Approximately $230 million of fixed-rate debt with an average interest rate of 5.66% remains.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. Most of the operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we generally manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net investment in individual countries. In these countries, we are vulnerable to currency gains and losses to the extent that any local currency monetary balances do not offset each other. In fiscal year 2009, we had a larger balance of net monetary assets in Brazil when the currency devalued by approximately 45% during the second and third fiscal quarters. With any continued devaluation after December 31, 2008, we could see an additional remeasurement loss in the fourth quarter, although normally net monetary asset balances are expected to decline during that period. In addition, changes in local currency exchange rates make tobacco more or less attractive in U.S. dollar terms. In some situations where customer contracts have fixed dollar pricing and forward foreign exchange markets exist, we may enter forward contracts to mitigate the risk of currency exchange rate changes. From time to time, we also enter derivative transactions to hedge forecast purchases of tobacco to reduce exposure to changing local currency rates. We may increase local currency borrowings or enter derivative transactions to reduce the effect of currency remeasurement on the income statement.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $42 million at the December 31, 2008 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2008:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2008 to October 31, 2008	74,300	$48.38	74,300	$22,226,825
November 1, 2008 to November 30, 2008	—	—	—	$0
December 1, 2008 to December 31, 2008	—	—	—	$0

Total	74,300	$48.38	74,300	$22,226,825

(1)	Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)	Amounts listed for average price paid per share includes broker commissions paid in the transactions.
(3)	The stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2007. The stock repurchase plan authorizes the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors. The stock repurchase plan will expire on the earlier of November 15, 2009, or when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.	EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2009	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President
and Chief Financial Officer

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)