Form 10-K
period 2009-03-31
UNIVERSAL CORP /VA/
filed 2009-05-29
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-00652

UNIVERSAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0414210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9201 Forest Hill Avenue Richmond, Virginia	23235
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 804-359-9311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $1.1 billion at September 30, 2008.

As of May 22, 2009, the total number of shares of common stock outstanding was 24,999,127.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the 2009 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

UNIVERSAL CORPORATION

FORM 10-K

General

This Form 10-K, which we refer to herein as our Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; changes in exchange rates; and general economic, political, market, and weather conditions. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.

This Annual Report uses the terms “Universal,” “the Company,” “we,” “us, and “our” to refer to Universal Corporation and its subsidiaries when it is not necessary to distinguish among Universal Corporation and its various operating subsidiaries or when any distinction is clear from the context in which it is used.

PART I

Item 1.	Business

A.	The Company

Overview

We are the world’s leading leaf tobacco merchant and processor. The largest portion of our business involves the procurement, processing, packing, and supply of flue-cured and burley leaf tobacco to manufacturers of consumer tobacco products. The reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco-related services. We generated approximately $2.6 billion in consolidated revenues and earned approximately $230 million in total segment operating income in fiscal year 2009. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information. Previously, we also owned lumber and building products and agri-products operations; however, we sold those operations in fiscal years 2007 and 2008. We report the assets, liabilities, revenues, and expenses of the lumber and building products and agri-products businesses as discontinued operations for all applicable periods in the accompanying financial statements. Our continuing operations now consist solely of our worldwide tobacco business, which has been our principal focus since our founding in 1918.

Key Operating Principles

We believe that by following several key operating principles we will continue to produce good financial returns from our business and enhance shareholder value. These key operating principles are:

•

Strategic alliances. We foster strategic alliances with our major customers to the benefit of all parties. These relationships with major manufacturers are, in our opinion, especially appropriate to the leaf tobacco industry where volume at an appropriate price is a key factor in long-term profitability. We work to secure adequate factory volumes in all markets where we operate, but we balance that objective with the cost of sourcing incremental volumes in markets where we provide financing to farmers. Alliances permit the optimization of our inventory levels to reduce risk during market downturns by enabling us to target our tobacco purchases against customer purchase indications.

•

Strong local management. We operate with strong local management in major leaf tobacco markets. We believe that by having strong local management we can better identify and adjust to changes in market conditions. We believe this is a key factor in our ability to continue to deliver the high quality, competitively priced products our customers expect.

•

Diversified sources. We strive to maintain diversified sources of leaf tobacco to minimize reliance on any one growing or sourcing area so long as customers are willing to support such diversity. Although proportions vary with relative crop sizes, historically, South America has provided between 25% and 35% of the aggregate volume of flue-cured and burley tobacco that we handle, and North America and Africa each have provided between 20% and 30% of that aggregate volume.

•

Low-cost quality producer. Our goal is to be the low-cost producer of quality products and services for our customers. We focus on producing a quality product in a cost-effective manner. We sponsor farmer programs in good agricultural practices, the reduction of non-tobacco related materials, and social responsibility, among others.

•

Financial strength. We believe that our financial strength is important, because it enables us to fund our business efficiently, make investments in our business when an appropriate opportunity is identified, and affords us financial flexibility in meeting the needs of our customers. We continually work to improve our creditworthiness.

Additional Information

Our website address is www.universalcorp.com. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the Securities and Exchange Commission. All such filings on our website are available free of charge. We also post our press releases on our website. Information on our website is not deemed to be incorporated by reference into this Form 10-K.

In addition, our Corporate Governance Guidelines, Code of Conduct, and charters for the Audit Committee, the Executive Committee, the Executive Compensation, Nominating, and Corporate Governance Committee, the Pension Investment Committee, and the Finance Committee are available free of charge to shareholders and the public through the “Corporate Governance” section of our website. Printed copies of the foregoing are available to any shareholder upon written request to our Treasurer at the address set forth on the cover of this Annual Report.

B.	Description of Business

General

Our business involves buying, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Buying leaf tobacco involves contracting with and financing farmers in many origins. We do not manufacture cigarettes or other consumer tobacco products. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing countries around the world, we process and sell flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, just-in-time inventory management, and manufacturing reconstituted sheet tobacco. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. We generate our revenues from product sales, processing fees, and fees for other services. Over 80% of our volume is derived from sales to customers with major market positions and with whom we have long-standing relationships. Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2009, our flue-cured and burley operations accounted for 89% of our revenues and 82% of our segment operating income.

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

We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world. We estimate that we usually purchase between 20% and 30% of the annual production of such tobaccos in Brazil and between 35% and 45% in Africa. These percentages can change from year to year based on the size, price, and quality of the crops. We also have a major processing facility in the United States, which normally handles between 35% and 45% of U.S. flue-cured and burley tobacco production. In the United States, we sell processed U.S. tobacco to cigarette manufacturers, and we process U.S. flue-cured and burley tobacco on a fee basis, which we also refer to as “toll processing”. We participate in the procurement, processing, and sale of oriental tobacco through ownership of a 49% equity interest in what we believe to be the largest oriental leaf tobacco merchant in the world, Socotab, L.L.C. In addition, we maintain a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our operations in all of the major sourcing areas, our development of processing equipment and technologies, our financial position, our ability to meet customer style, volume, and quality requirements, and our long-standing relationships with customers.

We also have a leading position in worldwide dark tobacco markets. Our dark tobacco operations are located in most of the major producing countries and in other smaller markets. Major producing countries for dark tobacco include the United States, the Dominican Republic, Ecuador, Indonesia, Paraguay, the Philippines, Nicaragua, and Brazil. Dark tobaccos are typically used in the manufacture of cigars, pipe tobacco, and smokeless tobacco products, and as components of certain “roll-your-own” cigarette products.

Sales are made by our sales force and, to a lesser degree, through the use of commissioned agents. Most customers are long-established tobacco product manufacturers.

We conduct our business in varying degrees in a number of countries, including Argentina, Bangladesh, Brazil, Canada, the Dominican Republic, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Nicaragua, Paraguay, the People’s Republic of China, the Philippines, Poland, Singapore, South Africa, Spain, Switzerland, Tanzania, Uganda, the United States, Zambia, and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Greece, Macedonia, and Turkey.

In the majority of the countries where we operate, including Argentina, Brazil, Guatemala, Hungary, Indonesia, Italy, Mexico, Mozambique, the Philippines, Poland, Tanzania, the United States, Zambia, and Zimbabwe, we contract directly with tobacco farmers or tobacco farmer cooperatives, in most cases before harvest, and thereby take the risk that the delivered quality and quantity may not meet market requirements. Outside the United States, we also provide agronomy services and crop advances of, or for, seed, fertilizer, and other supplies. Tobacco in India, and to a certain extent, Malawi, Zambia, and Zimbabwe, is purchased under an auction system.

Our foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, we advance funds, guarantee local loans, or do both, each in substantial amounts, for the purchase of tobacco. The majority of these seasonal advances and loan guarantees mature or terminate in one year or less following the farmers’ delivery of contracted tobaccos. Most advances to farmers are denominated in local currency, which is a source of foreign currency exchange rate risk. Most tobacco sales are denominated in U.S. dollars, which reduces our foreign currency exchange risk after the tobacco has been purchased. See Item 1A, “Risk Factors” for further information about our foreign currency exchange risk.

For a discussion of recent developments and trends in, and factors that may affect, our business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors.”

Seasonality

Our operations are seasonal in nature. Tobacco in Brazil is usually purchased from January through July, while buying in Malawi, Mozambique, and other African countries typically begins around April and continues through late fall. Farmers begin to sell U.S. flue-cured tobacco in late July and the marketing season lasts for approximately four months. U.S. burley tobacco farmers deliver their crop from mid-November through mid-February. These overlapping marketing periods tend to mitigate the overall effects of seasonality on our financial performance in most fiscal years.

We normally operate our processing plants for seven to nine months of the year. During this period, inventories of green tobacco, inventories of processed tobacco, and trade accounts receivable normally reach peak levels in succession. We normally finance this expansion of current assets with cash and current liabilities, particularly short-term notes payable to banks and customer advances, and these funding sources normally reach their peak usage during this processing period. Our balance sheet at our fiscal year end normally reflects seasonal expansions in working capital in South America, Central America, and Western Europe.

Customers

A material part of our business is dependent upon a few customers. For the year ended March 31, 2009, each of Philip Morris International, Inc., Japan Tobacco Inc., and Imperial Tobacco Group, PLC, including its respective affiliates, accounted for more than 10% of our revenues. The loss of, or substantial reduction in business from, either of these customers or any other significant customer would have a material adverse effect on our results. We have long-standing relationships with these customers.

We had orders from customers for approximately $462 million of the tobacco in our inventories at March 31, 2009. Based upon historical experience, we expect that at least 90% of such orders will be delivered during the following twelve months. Most of our product requires shipment via oceangoing vessel to reach customer destinations. Delays in the delivery of orders can result from such factors as container availability and port access, or changing customer requirements for shipment.

As more fully described in Note 1 to the consolidated financial statements in Item 8, we recognize sales revenue at the time that title to the tobacco and risk of loss passes to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, principally the United States, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the ability to meet customer specifications in the buying, processing, and financing of tobacco, and on the price charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy the available tobacco. Our principal competitor is Alliance One International, Inc. (“Alliance One”). Alliance One operates in many of the countries where we operate. We believe that we hold the larger worldwide market share based on volume handled by our subsidiaries and affiliates. However, based on our estimates, we do not believe that the market shares differ substantially between the two companies. British American Tobacco PLC, a multinational tobacco product manufacturer, has subsidiaries that also compete with us in some markets. In most major markets, smaller competitors are very active. These competitors typically have lower overhead requirements and provide less support to customers and farmers. Due to their lower cost structures, they can often offer a price on products that is lower than our price. However, we believe that we provide quality controls that are necessary for our customers and make our products highly competitive.

Reportable Segments

We evaluate the performance of our business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and burley leaf tobacco operations for supply to cigarette manufacturers. Dark Air-Cured supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and Oriental supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services provides just-in-time inventory services for certain customers and laboratory services including physical and chemical product testing for customers.

The five regional operating segments serving our cigarette manufacturer customers share similar characteristics in the nature of their products and services, production processes, class of customer, product distribution methods, and regulatory environment. Based on the applicable accounting guidance, four of the regions – South America, Africa, Europe, and Asia – are aggregated into a single reporting segment, Other Regions, because they also have similar economic characteristics. North America is reported as an individual operating segment because its economic characteristics differ from the other regions, generally because its operations do not require significant working capital investments for crop financing and inventory and because toll processing is an important source of its operating income. The Dark Air-Cured, Oriental, and Special Services segments, which have differing characteristics in some of the categories mentioned above, are reported together as Other Tobacco Operations because each is below the measurement threshold for separate reporting.

Financial Information about Segments

Our North America and Other Regions reportable segments, which represent our flue-cured and burley tobacco operations, accounted for 16% and 73% of our revenues and 21% and 61% of our segment operating income, respectively, in fiscal year 2009. Our Other Tobacco Operations reportable segment accounted for 11% of our revenues and 18% of our segment operating income in fiscal year 2009. Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years, along with segment assets for each reportable segment at March 31, 2009, 2008, and 2007, are set forth in Note 16 to the consolidated financial statements which are included in Item 8 of this Annual Report. Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 16 to the consolidated financial statements.

C.	Employees

We employed over 24,000 employees throughout the world during the fiscal year ended March 31, 2009. This figure is estimated because the majority of our personnel are seasonal employees.

D.	Research and Development

No material amounts were expended for research and development during the fiscal years ended March 31, 2009, 2008, or 2007.

E.	Patents, etc.

We hold no material patents, licenses, franchises, or concessions.

F.	Government Regulation, Environmental Matters and Other Matters

Our business is subject to general governmental regulation in the United States and in foreign jurisdictions where we conduct business. Such regulation includes, but is not limited to, matters relating to environmental protection. To date, governmental provisions regulating the discharge of material into the environment have not had a material effect upon our capital expenditures, earnings, or competitive position. See Item 1A, “Risk Factors” for a discussion of government regulations and other factors that may affect our business.

Item 1A.	Risk Factors

Operating Factors

The leaf tobacco industry is highly competitive, and we are heavily reliant on a few large customers.

We are one of two major independent global competitors in the highly competitive leaf tobacco industry, both of whom are reliant upon a few large customers. The loss of one of those large customers or a significant decrease in their demand for our products or services could significantly decrease our sales of products or services, which would have a material adverse effect on our results of operations. The competition among leaf tobacco merchants is based on the ability to meet customer specifications in the buying, processing, and financing of tobacco, and on the price charged for products and services. We believe that we consistently meet our customers’ specifications and charge competitive prices. Because we rely upon a few significant customers, the consolidation or failure of any of these large or significant customers could contribute to a significant decrease in our sales of products and services.

We have seen an increase in competition from small competitors in some of the markets where we conduct business. Some of these competitors have grown to operate in more than one country. These small competitors typically have lower overhead requirements. They provide little or no support to farmers. Due to their lower cost structures, they often can offer a price on products that is lower than our price. If our customers shift significant purchases to these smaller competitors, our financial results could be negatively impacted.

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

The world supply of leaf tobacco at any given time is a function of current tobacco production, inventories held by manufacturers, and the volumes of uncommitted stocks of processed tobacco held by leaf tobacco merchants from prior years’ production. Production of tobacco in a given year may be significantly affected by such factors as:

•	weather and natural disasters,

•	crop infestation and disease,

•	volume of annual tobacco plantings and yields realized by farmers,

•	farmers electing to grow crops other than tobacco,

•	elimination of government subsidies to farmers, and

•	demographic shifts reducing the number of farmers or the amount of land available to grow tobacco.

Any significant change in these factors could cause a material imbalance in the supply and demand for tobacco, which would affect our results of operations.

Our financial results will vary according to growing conditions, customer requirements, and other factors. These factors also limit the ability to accurately forecast our future performance and increase the risk of an investment in our common stock or other securities.

Our financial results, particularly our year-over-year quarterly comparisons, may be significantly affected by variations in tobacco growing seasons and fluctuations in crop sizes. The timing of the cultivation and delivery of tobacco is dependent upon a number of factors, including weather and other natural events, and our processing schedules and results of operations can be significantly altered by these factors.

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

When we contract directly with tobacco farmers or tobacco farmer cooperatives, which is the method we use to purchase tobacco in most countries, we bear the risk that the tobacco delivered may not meet customer quality and quantity requirements. If the tobacco does not meet such market requirements, we may not be able to meet all of our customers’ orders, and such failure would have an adverse effect on profitability and results of operations. Because in a contract market we buy all of the farmers’ production, which encompasses many styles, we also have a risk that not all of that production will be readily marketable. In addition, in many foreign countries where we purchase tobacco directly from farmers, we provide them with financing. Unless we receive marketable tobacco that meets the quality and quantity specifications of our customers, we bear the risk that we will not be able to fully recover our crop advances or recover them in a reasonable period of time.

Weather and other conditions can affect the marketability of our products.

Tobacco crops are subject to vagaries of weather and the environment that can, in some cases, change the quality or size of the crops. If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to manufacturers, which would result in a reduction in revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of products required by our customers. In addition, other factors can affect the marketability of tobacco, including, among other things, the presence of:

•	excess residues of pesticides, fungicides, and herbicides,

•	foreign matter, and

•	genetically modified organisms.

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

The U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for our products and services. These activities have included:

•	restrictions on the use of tobacco products in public places and places of employment,

•	proposed legislation authorizing the U.S. Food and Drug Administration to regulate the manufacturing and marketing of tobacco products,

•	increases in the federal, state, and local excise taxes on cigarettes and other tobacco products, and

•	the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products.

Numerous other legislative and regulatory anti-smoking measures have been proposed at the federal, state, and local levels. The United States represents only 11% of the world market for cigarette production outside of the People’s Republic of China.

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

Our international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and also to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include undeveloped or antiquated commercial law, the expropriation or nationalization of assets, and the authority to revoke or refuse to renew business licenses and work permits, may adversely impact our ability to effectively manage our operations in those countries. For example, in the past, we have experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government’s economic policies, and government actions in Zimbabwe have reduced the tobacco crop there, causing us to shift sourcing of tobacco to other countries. We have substantial capital investments in South America and Africa, and the performance of our operations in those regions can materially affect our earnings. If the political situation in any of the countries where we conduct business were to deteriorate significantly, our ability to recover assets located there could be impaired. To the extent that we do not replace any lost volumes of tobacco with tobacco from other sources, or we incur increased costs related to such replacement, our results of operations would suffer.

Changes in tax laws in the countries where we do business may adversely affect our results of operations.

Through our subsidiaries, we are subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect our earnings, as can the resolution of various pending and contested tax issues. In most jurisdictions, we regularly have audits and examinations by the designated tax authorities, and additional tax assessments are common. We believe that we routinely comply with applicable tax laws in the jurisdictions where we operate, and we vigorously contest all significant tax assessments where we believe we are in compliance with the tax laws.

Financial Factors

Failure of our customers or farmers to repay extensions of credit could materially impact our results of operations.

We extend credit to both farmers and customers. A significant bad debt provision related to amounts due could adversely affect our results of operations. In addition, crop advances to farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, delivery failure, or permanent reductions in crop sizes, full recovery of advances may never be realized, or otherwise could be delayed until future crops are delivered. See Notes 1 and 15 to the consolidated financial statements in Item 8 for more information on these extensions of credit.

Fluctuations in foreign currency exchange rates may affect our results of operations.

We account for most of our tobacco operations using the U.S. dollar as the functional currency. The international tobacco trade generally is conducted in U.S. dollars, and we finance most of our tobacco operations in U.S. dollars. This generally limits foreign exchange risk to the economic risk that is related to leaf purchase and production costs, overhead, and income taxes in the source country. Significant currency movements could materially impact our results of operations. Changes in exchange rates can make a particular crop more or less expensive in U.S. dollar terms. If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market. This could negatively affect the profitability of that crop and our results of operations. In certain tobacco markets that are primarily domestic, we use the local currency as the functional currency. Examples of these markets are Hungary, Poland, and the Philippines. In other markets, such as Western Europe, where export sales have been denominated primarily in local currencies, we also use the local currency as the functional currency. In these markets, reported earnings are affected by the translation of the local currency into the U.S. dollar. See Item 7A, “Qualitative and Quantitative Disclosure About Market Risk” for additional discussion related to foreign currency exchange risk.

Our purchases of tobacco are generally made in local currency, and we also provide farmer advances that are denominated in the local currency. We account for currency remeasurement gains or losses on those advances as period costs, and they are usually accompanied by offsetting increases or decreases in the purchase cost of tobacco, which is priced in the local currency. The effect of differences in the cost of tobacco is generally not realized in our earnings until the tobacco is sold, which often occurs in a quarter or fiscal year subsequent to the recognition of the related remeasurement gains or losses. The difference in timing could affect our profitability in a given quarter or fiscal year. During fiscal year 2009, we recorded remeasurement losses of more than $40 million related to a significant devaluation of the Brazilian currency. However, our purchases of the 2009 Brazilian crop, which will be marketed primarily in our fiscal year 2010, are expected to be at a lower cost in U.S. dollar terms due to the devaluation.

We have used currency hedging strategies to reduce our foreign currency exchange rate risks in some markets. In addition, where there are no active forward foreign exchange markets in countries where we source tobacco, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale and by minimizing our net investment in these countries. To the extent that we have net monetary assets or liabilities in local currency, we may have currency remeasurement gains or losses that will affect our results of operations.

Changes in interest rates may affect our results of operations.

In our business, customers usually either pre-finance purchases or pay market rates of interest for inventory purchased on order. From time to time, we borrow long-term debt at fixed rates. Through hedging agreements, we may swap the interest rates on our existing fixed-rate debt to floating market interest rates to better match the interest rates that we charge our customers. To the extent we are unable to match these interest rates, a decrease in short-term interest rates could increase our net financing costs. In addition, at times we may have significant amounts of cash invested. Decreases in short-term interest rates reduce the income we derive from those investments.

Low investment performance by our defined benefit pension plan assets may increase our pension expense, and may require us to fund a larger portion of our pension obligations, thus, diverting funds from other potential uses.

We sponsor a domestic defined benefit pension plan that covers certain eligible employees. Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets, and the actuarial assumptions we use to measure the defined benefit pension plan obligations.

Due to the significant market downturn that began in 2008, plan asset values declined significantly. If plan assets continue to perform below the assumed rate of return used to determine pension expense, future pension expense will increase. Further, as a result of the global economic instability, our pension plan investment portfolio has recently incurred greater volatility.

We establish the discount rate used to determine the present value of the projected and accumulated benefit obligations at the end of each fiscal year based upon the available market rates for high quality, fixed income investments. We match the projected cash flows of our pension and other postretirement benefit plans against those generated by high-quality corporate bonds. The yield of the resulting bond portfolio provides a basis for the selected discount rate. An increase in the discount rate would reduce the future pension and other postretirement benefit expense and, conversely, a decrease in the discount rate would increase that expense.

In addition, the proportion of pension assets to liabilities, which is called the funded status, determines the level of contribution to the plan that is required by law. In recent years, we have funded the plan in amounts in excess of that requirement, but changes in the plan’s funded status related to the value of assets or liabilities could increase the amount required to be funded. In fiscal year 2009, we contributed $15.7 million to our domestic plan, and based on current guidelines, assumptions and estimates, we anticipate that we will make a cash contribution of approximately $2.7 million to our domestic ERISA pension plan in fiscal year 2010. Changes in the current assumptions and estimates could result in a greater contribution in fiscal years beyond 2010. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension and other postretirement expense or funding obligations, diverting funds we would otherwise apply to other uses.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Except as noted, we own the following significant properties (greater than 500,000 square feet):

Location	Principal Use	Area
		(Square Feet)
Flue-Cured and Burley Leaf Tobacco Operations:
North America:
United States
Nash County, North Carolina	Factory and storages	1,284,000

Canada
Simcoe, Ontario	Factory and storages	569,000

Other Regions:
Brazil
Santa Cruz	Factory and storages	2,492,000
Joinville(1)	Factory and storages	1,097,000
Venancio Aires	Storages	860,000

Malawi
Lilongwe	Factory and storages	1,194,000

Mozambique
Tete	Factory and storages	737,000

Tanzania
Morogoro	Factory and storages	798,000

Zimbabwe
Harare(2)	Factory and storages	1,342,000

Other Tobacco Operations:
United States
Lancaster, Pennsylvania	Factory and storages	636,000

(1)	Leased from a third party.
(2)	Owned by an unconsolidated subsidiary.

We lease office space of about 45,000 square feet at 9201 Forest Hill Avenue in Richmond, Virginia, where we are headquartered, and which is adequate for our needs. We also own the land and building located at 1501 North Hamilton Street in Richmond, Virginia, which contains approximately 83,000 square feet of floor space. That property was used as our headquarters until March 2009 and is currently for sale.

Our business involves, among other things, storing and processing green tobacco and storing processed tobacco. We operate processing facilities in major tobacco growing areas. In addition, we require tobacco storage facilities that are in close proximity to the processing facilities. We own most of the tobacco storage facilities, but we lease additional space as needs arise, and expenses related to such leases are not material. We believe that the properties currently utilized in our tobacco operations are maintained in good operating condition and are suitable and adequate for our purposes at our current volumes.

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

Except for the Lancaster, Pennsylvania facility, the facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. The Lancaster facility and another facility in Virginia, as well as facilities in Brazil, the Dominican Republic, Indonesia, and Paraguay, process tobacco used in making cigar, pipe, and smokeless products, as well as components of certain “roll-your-own” products. At the end of fiscal year 2010, processing for this type of tobacco at the Virginia facility will be consolidated into the Lancaster facility.

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

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. The main ground of appeal is that the Commission erred in imposing liability on Deltafina as a cartel participant, particularly as the cartel leader, when Deltafina was not an actual party to the agreement and was incapable of acting in the relevant market. In addition, Deltafina argues that (i) the Commission failed to allege that Deltafina was a member of the cartel and cartel leader prior to issuing its decision, thereby impairing Deltafina’s right to defend itself, and (ii) that the Commission failed to try to prove that the practices affected trade between Member States of the European Community. The appeal also argues that the Commission incorrectly calculated the amount of the Deltafina fine. The outcome of the appeal is uncertain, and an ultimate resolution to the matter could take several years. Deltafina has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process. This deposit is classified as a non-current asset.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $40 million at the March 31, 2009 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

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

U.S. Foreign Corrupt Practices Act

As a result of a posting to our Ethics Complaint hotline alleging improper activities that involved or related to certain of our tobacco subsidiaries, the Audit Committee of our Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. At this time, the payments involved appear to have approximated $2 million over a seven-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but we believe those activities did not violate U.S. antitrust laws. We voluntarily reported these activities to the appropriate U.S. authorities in March 2006. On June 6, 2006, the Securities and Exchange Commission notified us that a formal order of investigation had been issued.

If the U.S. authorities determine that there have been violations of the Foreign Corrupt Practices Act, or if the U.S. authorities or the authorities in foreign jurisdictions determine there have been violations of other laws, they may seek to impose sanctions on us or our subsidiaries that may include injunctive relief, disgorgement, fines, penalties, and modifications to business practices. It is not possible to predict at this time what sanctions they might seek to impose. It is also not possible to predict how the government's investigation or any resulting sanctions may impact our business, financial condition, results of operations, or financial performance, although such sanctions, if imposed, could be material to our results of operations in any quarter. We will continue to cooperate with the authorities in these matters.

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

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Cash dividends declared		$0.45	$0.45	$0.46	$0.46
Market price range	High	64.96	55.63	52.03	35.17
	Low	45.00	44.24	29.83	25.82

2008
Cash dividends declared		$0.44	$0.44	$0.45	$0.45
Market price range	High	66.60	62.55	54.08	67.08
	Low	59.66	44.48	44.85	45.69

2007
Cash dividends declared		$0.43	$0.43	$0.44	$0.44
Market price range	High	38.41	38.63	50.05	61.35
	Low	36.02	35.02	36.14	46.70

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under the terms of the Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), we may not declare or pay dividends on our common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid. The Preferred Stock contains provisions that prohibit the payment of cash dividends if certain income and shareholders’ equity levels are not met. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of long-term debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2009. At May 22, 2009, there were 1,590 holders of record of our common stock. See Notes 7 and 13 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.

Purchases of Equity Securities

Neither we nor any affiliated purchasers made any purchases of our equity securities during the three months ended March 31, 2009.

Item 6.	Selected Financial Data

	Fiscal Years Ended March 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data, ratios and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,554,659	$2,145,822	$2,007,272	$1,781,312	$1,667,193
Income (loss) from continuing operations	$131,739	$119,301	$80,411	$(2,973)	$68,556
Income (loss) from discontinued operations	$—	$(145)	$(36,059)	$10,913	$27,457
Net income	$131,739	$119,156	$44,352	$7,940	$96,013
Earnings available to common shareholders	$116,889	$104,306	$29,667	$7,940	$96,013
Return on beginning common shareholders’ equity	13.0%	12.8%	3.8%	1.0%	12.6%
Earnings (loss) per common share:
Basic:
From continuing operations	$4.57	$3.83	$2.53	$(0.12)	$2.68
From discontinued operations	$—	$(0.01)	$(1.39)	$0.43	$1.08
Net income	$4.57	$3.82	$1.14	$0.31	$3.76
Diluted:
From continuing operations	$4.32	$3.71	$2.52	$(0.12)	$2.66
From discontinued operations	$—	$(0.01)	$(1.39)	$0.43	$1.07
Net income	$4.32	$3.70	$1.13	$0.31	$3.73

Financial Position at Year End
Current ratio	2.74	3.33	2.23	1.94	1.84
Total assets	$2,138,176	$2,186,761	$2,328,822	$2,892,664	$2,885,324
Long-term obligations	$331,808	$402,942	$398,952	$762,201	$838,687
Working capital	$954,044	$1,028,732	$852,391	$877,051	$819,047
Shareholders’ equity	$1,029,473	$1,115,631	$1,030,733	$964,871	$822,388

General
Ratio of earnings to fixed charges	5.54	4.66	3.16	1.32	3.58
Ratio of earnings to combined fixed charges and preference dividends	3.55	3.16	2.29	1.32	3.58
Number of common shareholders	1,597	1,708	1,807	1,951	2,042
Weighted average common shares outstanding:
Basic	25,570	27,263	25,935	25,707	25,553
Diluted	30,466	32,186	26,051	25,707	25,717
Dividends per share of convertible perpetual preferred stock (annual)	$67.50	$67.50	$67.50	$—	$—
Dividends per share of common stock (annual)	$1.82	$1.78	$1.74	$1.70	$1.62
Book value per common share	$32.66	$33.23	$30.34	$29.96	$32.04

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

Significant items included in the operating results in the above table are as follows:

•

Fiscal Year 2009 — $50.6 million in losses from currency remeasurement and exchange, primarily caused by the effect of the rapid devaluation of the Brazilian currency between June and December 2008. The effect of these losses was a reduction in net income of $32.9 million, or $1.08 per diluted share.

•

Fiscal Year 2008 — $29.3 million in gains from currency remeasurement and exchange, reflecting the general strengthening of world currencies against the U.S. dollar and mark-to-market gains realized on forward contracts to hedge tobacco purchases in Brazil. We also recorded $12.9 million in restructuring costs, consisting partly of $7.9 million in severance and voluntary termination benefits associated with the downsizing of our operations in Canada, the release of farm managers and workers employed in flue-cured tobacco growing projects that we exited in Zambia and Malawi, a workforce reduction in our operations in Malawi, a decision to close and consolidate a sales and logistics office in Europe, and other cost reduction initiatives at several smaller locations. In addition, restructuring costs included $5 million of curtailment losses associated with actions taken to terminate a small defined benefit pension plan and freeze another small plan. We also recorded a separate charge of $7.8 million to accrue an obligation established by Malawi court rulings that require employers there to provide severance benefits in addition to company-sponsored pension benefits in employee retirement or termination situations. Those rulings also expanded the qualified compensation on which the severance benefit is based. In addition to these costs, our results for the fiscal year included a gain of $6.5 million on the sale of surplus timberland in Brazil. On a combined basis, the net effect of these items increased income before minority interest and income taxes by $15.1 million, and increased income from continuing operations and net income by $10.3 million, or $0.32 per diluted share.

•

Fiscal Year 2007 — $30.9 million in impairment charges, primarily related to our exit from flue-cured growing projects in Africa at the end of the 2006-07 crop year. After minority interest and income tax effects, the charges reduced income from continuing operations and net income by $24.2 million, or $0.93 per diluted share. In addition, we recorded provisions for uncollectible farmer advances in Brazil and in several African countries totaling $31.9 million. Over half of those provisions related to the growing projects that we exited. The results also included lower-of-cost-or-market inventory provisions of $12.8 million related to tobacco produced in those African growing projects. After minority interest and income tax effects, the provisions reduced income from continuing operations and net income by $27.5 million, or $1.06 per diluted share. We also recorded a net loss on the sale of a significant portion of our non-tobacco operations and an impairment charge on the remaining non-tobacco operations held for sale. We completed the sale of those operations in fiscal year 2008. On a combined basis, those items created a loss from discontinued operations and reduced net income by $44.5 million before income taxes, $45.0 million after tax, or $1.74 per diluted share.

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

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, “Business” and Item 8, “ Financial Statements and Supplementary Data.” For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements, see “General,” and Part I, Item 1A, “Risk Factors.”

OVERVIEW

We are the world’s leading independent leaf tobacco merchant and processor. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We sold our lumber and building products operations and agri-products operations during fiscal years 2007 and 2008 and report them as discontinued operations in this Form 10-K.

Early in fiscal year 2007, leaf tobacco markets were in oversupply. The oversupply was primarily concentrated in flue-cured leaf grown in Brazil, where subnormal tobacco quality in prior years, combined with a stronger currency, made that growth less attractive to manufacturers. At the same time, a 16% increase in burley crops, primarily in Malawi and Brazil, resulted in an oversupply of that type of tobacco as well. Crop sizes moderated and by the end of fiscal year 2007, markets were in better balance. In fiscal year 2008, available burley leaf moved to all time lows because of weather reduced crops in Mozambique and Malawi, and inventories of flue-cured tobacco available for sale were trending down as well. Fiscal year 2009 saw dramatic increases in burley crops in Africa, which significantly reduced the burley shortage.

During the last three years, we have taken a number of major steps to better align our operations with markets and improve our financial strength. In fiscal year 2007, we ended our direct involvement in the production of flue-cured tobacco in Africa. We took several restructuring and impairment charges related to reducing our crop sizes and discontinuing our growing projects. We also concentrated on selling uncommitted inventory and improving operating margins. With the sale of most of our non-tobacco operations and the completion of certain tobacco capital projects, heavy demands for capital diminished. We reduced our debt levels and improved our cash flow significantly.

In fiscal year 2008, tight market supply and increased costs due to higher farmer leaf production costs and the weaker U.S. dollar created additional challenges. We continued to pare our operations to match market supply, streamlining our operations in Canada, Malawi, and Zambia during the year, and we reduced our uncommitted inventory levels.

In fiscal year 2009, green tobacco costs were very high during most of the purchasing season, and farmer costs for fertilizer and other input materials for crops that will be marketed in fiscal year 2010 were high as well. Green tobacco prices increased in U.S. dollar terms as the dollar weakened against most currencies early in the year, and those prices also increased in local currency terms to protect supply against competition from commodity crops, which were in great demand. By the end of the year, economic conditions had changed the environment and reduced the pressure on costs for the coming year. The U.S. dollar had strengthened as well, also reducing the pressure on costs.

Looking ahead, we have several observations and initiatives. In our major origins, we project somewhat smaller crops to be marketed in Brazil in fiscal year 2010, which should keep flue-cured markets in relative balance. However, filler grades of burley now face oversupply after the fiscal year 2008 shortages. The crops that were marketed in fiscal year 2009 did much to alleviate those shortages, and the current crops are extremely large, especially in Malawi, where production exceeds demand. It is likely that there will be a considerable amount of excess filler style burley tobacco in fiscal year 2010. The global economic situation continues to be unpredictable with volatility continuing in oil prices, currency rates, and capital availability. In light of that volatility, we will continue to manage our financial resources conservatively. We also recognize the need to continually improve our operations. We plan to work to create new efficiencies, including the consolidation of our U.S. dark tobacco processing in Pennsylvania and the upgrade of our facility there. We will continue to work with our farmers and our customers toward security of supply for our customers and stability of markets for our farmers. Our management team is agile and focused firmly on our business – the business of providing our customers with quality leaf tobacco that meets their needs.

DISCONTINUED OPERATIONS

As noted above, we previously had operations in lumber and building products and in agri-products. We sold the lumber and building products businesses, along with a portion of the agri-products operations during fiscal year 2007, and we sold the remaining agri-products operations during fiscal year 2008. The lumber and building products operations and agri-products operations are reported as discontinued operations for all periods in the consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Form 10-K.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2009, Compared to the Fiscal Year Ended March 31, 2008

Diluted earnings per share were $4.32, up nearly 17% from last year’s $3.70 per diluted share, reflecting volume increases and improved margins in most regions, along with share repurchases. The benefits of those factors were partially offset by significant foreign currency-related losses. Net income for fiscal year 2009 was $131.7 million, compared to $119.2 million last year. Performance for the prior fiscal year was reduced by restructuring charges of $12.9 million ($0.25 per diluted share after taxes) from employee separation costs related to rationalizing operations in or associated with Africa and Canada, as well as pension curtailment charges related to benefit plan design. Revenues for the latest fiscal year were $2.6 billion, which represented a 19% increase compared to last year. The increase in revenues was primarily caused by increased leaf prices, as higher costs related to both farmer prices and the then weak U.S. dollar were included in product pricing. Volumes shipped also increased, as African burley crops recovered from the weather reduced levels of fiscal year 2008. In addition, trading volumes improved in North America and Asia.

The leaf cost increases seen in most regions during fiscal year 2009 were related to increased farmer pricing earlier in the year when crops were purchased and reflected competition from commodity crops and higher prices for fertilizer and other agronomic input materials. Those cost increases contributed to higher customer pricing. We also experienced significant remeasurement losses related to the rapid strengthening of the U.S. dollar compared to most currencies in tobacco sourcing markets, especially in Brazil. At certain points in our crop financing cycle we have larger net monetary asset exposures, and most of the currency rate changes took place during that time. For fiscal year 2009, currency related losses totaled $50 million, while fiscal year 2008 included currency related gains of $30 million. The $80 million unfavorable year-to-year currency-related charge, most of which was in Brazil, is reflected in selling, general, and administrative expenses and caused the large increase in that line item.

Interest income for the year decreased by $14.9 million to $2.3 million on lower average balances invested, combined with significantly lower interest rates. Interest expense declined by $6.3 million to $35.6 million due to the full year impact of debt reduction completed in fiscal year 2008.

The consolidated effective income tax rate for the twelve months ended March 31, 2009, was approximately 33%. The rate was lower than the 35% U.S. marginal corporate tax rate primarily because we reversed our remaining valuation allowance on foreign tax credit carryforwards when the outlook for utilizing those credits changed.

Flue-cured and Burley Leaf Tobacco Operations

For the fiscal year ended March 31, 2009, segment operating income for the flue-cured and burley operations was up 6% compared to last year, to nearly $190 million, which is the highest level this group has reported in the last five years. The increase was primarily related to improved volumes and margins. Revenues for those operations increased by over $440 million to $2.3 billion. The North American segment reported operating income of $48 million, up nearly 40% from the prior year. The increase was caused primarily by increased sales volumes from both core operations and sales of old crop tobacco as well as improved margins. Those two factors caused a 24% increase in revenues. Cost of sales for this segment increased with increased sales volumes. Selling, general, and administrative costs increased due to higher provisions for losses on farmer advances. Revenues for the Other Regions segment also grew by 24% to $1.8 billion. The increase was entirely related to higher prices as volumes shipped decreased in several regions due to customer demand during last year’s shortages that caused increased shipments from inventories. However, operating income fell by 2%, as significant improvements in African operations were offset by the effects of the currency losses, primarily in South America. After experiencing extremely short burley crops in fiscal year 2008, African operations improved as volumes grew, and customer pricing increased, covering the effects of higher farm prices. Those two factors caused margins to return to more normal levels. Comparative performance in Africa also benefited from reduced provisions and write downs related to farmer receivables, as well as last year’s $8 million one-time charge in Malawi. Although South American volumes were down, performance was relatively flat before recognition of about $40 million in exchange and remeasurement losses related to the rapid strengthening of the U.S. dollar. Those losses, compared to gains in fiscal year 2008, were responsible for a $60 million decline in South American earnings. Results for Europe improved on higher volumes, due to shipment timing and to increased demand for tobacco sheet. Results for Asia were slightly lower, reflecting reduced availability of trading volumes. In the Other Regions segment, cost of sales was significantly higher this year reflecting higher cost leaf and the weaker U.S. dollar during the purchasing season. That cost was offset by revenue increases. Selling, general, and administrative expenses were also much higher as the segment absorbed $50 million in currency related costs compared to $26 million in gains last year. There were no other significant changes in that expense category.

Other Tobacco Operations

In the Other Tobacco Operations segment, fiscal year 2009 operating income was $42 million, an increase of 5% over last year on an 11% reduction in revenues. Earnings improved on higher volumes from early shipments of dark tobacco in anticipation of the enactment of U.S. excise tax increases, some price increases related to higher costs, and higher volumes in the oriental tobacco joint venture. Those factors also benefited revenues but were offset by last year’s winding down of some just-in-time customer service business that was absorbed by the various regional operations. Overall shipments in the segment were down as the reduction in volumes from the just-in-time customer service business more than offset increases in dark tobacco volumes. As we also saw in the Other Regions segment, cost of sales increased because of higher leaf costs, and selling general and administrative costs increased because of unfavorable currency related costs, which increased this expense by $5 million compared to last year.

Fiscal Year Ended March 31, 2008, Compared to the Fiscal Year Ended March 31, 2007

For the fiscal year ended March 31, 2008, results from continuing operations showed a marked improvement over the fiscal year ended March 31, 2007, reflecting better results in most reportable segments, reduced net interest cost, and a lower effective tax rate. Income from continuing operations was $119.3 million, or $3.71 per diluted share, including the effect of $12.9 million ($0.25 per diluted share) in restructuring costs recognized throughout fiscal year 2008. Those charges included employee separation costs related to rationalizing operations in or related to Africa and Canada, as well as pension curtailment losses on certain defined benefit plans. For fiscal year 2007, we reported income from continuing operations of $80.4 million, or $2.52 per diluted share, including restructuring and impairment charges of $31 million ($0.93 per diluted share) primarily related to the value of farming operations in Africa that we managed and other long-lived assets. Revenues for fiscal year 2008 increased by 7%, to $2.1 billion. Net income for fiscal year 2008, which includes results from discontinued operations, was $119.2 million, or $3.70 per diluted share, compared to $44.4 million, or $1.13 per diluted share, for fiscal year 2007.

Selling, general, and administrative expense for fiscal year 2008 fell by about $24 million compared to fiscal year 2007. This expense is included in segment income and has been discussed in the context of each segment. The specific factors that caused the decrease in this line item are higher currency remeasurement and transaction gains, which are related primarily to the process of purchasing tobacco, the gain on the sale of surplus timberland, the reduction of the Brazilian provision against VAT tax recovery, and lower provisions for farmer receivables, offset by the accrual for statutory termination benefits in Malawi, increased incentive compensation accruals, and higher stock-based compensation.

Interest income for fiscal year 2008 increased by $6.3 million to $17 million on larger average balances invested, which more than offset the effect of falling interest rates. Interest expense fell by nearly $12 million to $42 million due to the full year impact of debt reduction completed in fiscal year 2007 and lower interest rates.

The consolidated effective income tax rate for continuing operations for the fiscal year ended March 31, 2008, was approximately 35%, which is equivalent to the U.S. marginal corporate tax rate. This rate was lower than historical rates for several reasons. Due to a prolonged period of strengthening of the local currency and sales of old crop inventories, the effective tax rate of our Brazilian operation was very low in fiscal year 2008. In addition, we have higher levels of income in the United States. Fiscal year 2007’s rate was much higher than the statutory rate at 45%. The higher rate was primarily due to an increase in the valuation allowance related to deferred tax assets from undistributed earnings and foreign tax credit carryforwards and to high state income taxes due to improved earnings in the United States.

The loss from discontinued operations in fiscal year 2008 was inconsequential. For the fiscal year ended March 31, 2007, the loss from discontinued operations was $36 million, or $1.39 per diluted share. Results from discontinued operations reflect the operating results and estimated effects of selling the Company’s non-tobacco businesses, the largest part of which occurred in the second fiscal quarter of fiscal year 2007. The Company’s financial statements now report the results and financial position of those businesses as discontinued operations for all periods.

Flue-cured and Burley Leaf Tobacco Operations

Flue-cured and burley operations earned $178 million, up $6 million from fiscal year 2007. Results of the North America segment declined by $6 million, reflecting the absence of fiscal year 2007’s sales of old crop burley and gains on asset sales. The effect of those one-time items was partially offset by higher volumes and margins from normal operations in fiscal year 2008. North America revenues decreased by $13 million, or 4%, primarily due to fiscal year 2007’s U.S. old crop burley sales. Normal operating volumes in the United States increased over the fiscal year ended March 31, 2007. The operating income of the Other Regions segment increased by $12 million, primarily due to increased volumes shipped from Europe and Asia, as well as the recognition of previously deferred income on volumes supplied to our Special Services group. However, in Africa, smaller crops in Malawi and Mozambique not only reduced volumes, but also increased purchasing and processing unit costs in that region, outweighing the benefits of lower charges for farmer bad debts and inventory valuation in fiscal year 2008. We also recorded about $8 million in charges to accrue an obligation established by Malawi court rulings that require employers to provide statutory severance benefits in addition to company-sponsored pension benefits in employment termination situations. Finally, South America results continued to be strong as currency transaction and remeasurement gains reduced the impact of the higher green tobacco and operating costs caused by the weak U.S. dollar. During fiscal year 2008, a gain on the sale of surplus timberland of approximately $6 million and a benefit from the reduction of the valuation allowance against recoverable Brazilian VAT taxes of approximately $8 million provided positive comparisons in the region. However, $8 million in additional bad debt provisions against farmer receivables in fiscal year 2008 and the absence of fiscal year 2007’s $8.5 million benefit from the resolution of a revenue tax case more than offset those items. Total provisions for farmer bad debts for Africa and South America in fiscal year 2007 were $32 million and inventory valuation adjustments were $13 million. Fiscal year 2008 amounts were $22 million and $3 million, respectively. Revenues of the Other Regions segment for fiscal year 2008 increased by 7%, primarily due to higher sales prices in South America and Europe, where we experienced increased farmer prices and strong local currencies, and higher volumes in Europe and Asia. Cost of sales increased on higher volumes and higher costs related to the weak U.S. dollar. Selling, general, and administrative expenses of this segment fell because the gains on currency and asset sales were recorded there, as were provisions for loss on farmer receivables.

Other Tobacco Operations

The Other Tobacco Operations segment also showed substantial improvement in fiscal year 2008. This improvement was due to the acceleration of shipments by the Special Services group to wind down most of its business that was being absorbed by regional operations. The comparison of dark tobacco operations for fiscal year 2008 was affected by higher volumes in fiscal year 2007 due to shipment timing and very strong Indonesian wrapper sales. Results for our oriental tobacco joint venture declined for fiscal year 2008, primarily due to significant currency remeasurement losses related to assets denominated in Turkish lira and U.S. dollars. The venture’s functional currency is the euro, and both currencies weakened against the euro in fiscal year 2008. Revenues for this segment increased by $59 million in fiscal year 2008.

Accounting Pronouncements

Effective March 31, 2009, we adopted the measurement timing provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). These provisions require that the funded status of defined benefit plans be measured as of the balance sheet date, thereby eliminating the option allowed under the prior guidance, and previously used by us, to measure funded status at a date up to three months before the balance sheet date. To adopt the measurement timing provisions, we measured our pension and other postretirement benefit plans at March 31, 2009, and recorded a direct adjustment to reduce retained earnings by $1.5 million ($2.3 million before income taxes), reflecting the expense attributable to the intervening three-month transition period. As required by the guidance, changes in the fair value of plan assets and benefit obligations for the full fifteen-month period between the fiscal year 2008 and 2009 measurement dates were recognized in other comprehensive income for fiscal year 2009.

Also effective March 31, 2009, we adopted FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and several other accounting pronouncements to require enhanced disclosures about derivatives and hedging activities that are aimed at improving the transparency and understanding of those activities for financial statement users. It requires additional disclosures explaining the objectives and strategies for using derivative instruments, how those instruments and the related hedged items are accounted for, and how they affect our financial position, results of operations, and cash flows. The disclosures required by SFAS 161 are provided in Note 10 to the consolidated financial statements in Item 8.

Effective April 1, 2008, we adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) as it applies to financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. As originally issued, SFAS 157 also applied to nonfinancial assets and nonfinancial liabilities; however, the FASB subsequently issued additional guidance that delayed the effective date for those items until fiscal years beginning after November 15, 2008, except where they are currently required to be recognized or disclosed at fair value in the financial statements on at least an annual basis. We do not have any nonfinancial assets or nonfinancial liabilities that are required to be recognized or disclosed at fair value on at least an annual basis. The FASB also issued subsequent guidance to exclude fair value measurements related to leases from the scope of SFAS 157, except where they relate to leases assumed in a business combination. The adoption of SFAS 157 with respect to our financial assets and liabilities did not have a material effect on our operating results or financial position. Disclosures about fair value measurements are provided in Note 11 to the consolidated financial statements in Item 8. We will adopt SFAS 157 for our nonfinancial assets and liabilities, which primarily includes assessments of goodwill and long-lived-assets for potential impairment, effective April 1, 2009. The application of SFAS 157 to those assets and liabilities is not expected to have a material effect on our financial statements.

Effective April 1, 2008, we also adopted FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 gives companies the option to report certain financial instruments and other items at fair value on an item-by-item basis (the fair value option) with changes in fair value reported in earnings. We did not elect the fair value option for any financial assets or liabilities that were not already being measured and reported at fair value; therefore, the adoption of SFAS 159 had no impact on our financial statements.

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold based solely on their technical merit in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. As a result of adopting FIN 48, we recognized a net increase of approximately $10.9 million in our liability related to uncertain tax positions, which was accounted for as a decrease in the April 1, 2007, balance of retained earnings. Additional disclosures related to the adoption and application of FIN 48 are provided in Note 6 to the consolidated financial statements in Item 8.

In addition to the above accounting pronouncements adopted through March 31, 2009, the following pronouncements have been issued and will become effective in fiscal year 2010.

•

FASB Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which requires that companies record assets acquired, liabilities assumed, and noncontrolling interests in business combinations at fair value, separately from goodwill, as of the acquisition date. This approach differs from the cost allocation approach provided under previous accounting guidance and can result in recognition of a gain at acquisition date if the cost to acquire a business is less than the net fair value of the assets acquired, liabilities assumed, and noncontrolling interests. SFAS 141R also provides new guidance on recording assets and liabilities that arise from contingencies in a business combination, and it requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. It is effective for fiscal years beginning after December 15, 2008, which means that we will apply the guidance to any business combinations occurring on or after April 1, 2009.

•

FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries that are included in a company’s consolidated financial statements, commonly referred to as “minority interests,” be reported as a component of shareholders’ equity in the balance sheet. It also requires that a company’s consolidated net income and comprehensive income include the amounts attributable to both the company’s interest and the noncontrolling interest in the subsidiary, identified separately in the financial statements. Finally, the new guidance requires certain disclosures about noncontrolling interests in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have various subsidiaries with noncontrolling interests and will begin applying the new guidance in fiscal year 2010. Adoption of SFAS 160 is not expected to have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our operating cash flow improved during fiscal year 2009, despite continued working capital demands. We continued our conservative financial policies, maintained our discipline on capital spending and use of free cash flow, and were able to return $172 million to shareholders through dividends and share repurchase.

Our liquidity and capital resource requirements are predominantly short-term in nature and primarily relate to working capital required for seasonal tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements although crop size, prices paid to farmers, and currency fluctuations affect requirements each year. The marketing of the crop in each geographic area is heavily influenced by weather conditions and follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. Despite a predominance of short-term needs, we intend to maintain a relatively large portion of our total debt as long-term to avoid liquidity risk.

We believe that our financial resources are adequate to support our capital needs. Our seasonal working capital requirements typically increase from March to September by as much as $200 million. That funding requirement is primarily related to our Other Regions segment. The amount can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and shipment timing differences. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, medium-term notes totaling $79.5 million in long-term debt mature in September 2009, we plan to spend approximately $12 million to expand and upgrade a facility, and we expect to provide around $12 million in additional funding to our pension plans. Available capital resources from our cash balances, committed credit facilities and uncommitted credit lines exceed those anticipated needs, but we may explore issuing additional long-term debt to provide an additional source of funds. We believe that the cost of that debt would be substantially higher than our current outstanding debt and that the increased interest expense would impact our future results. If we refinanced our maturing debt today, we believe our interest expense would increase by approximately $2 million per year. Our revolving credit facility has been available throughout the economic turmoil of the last year. None of the lenders in that facility have indicated that they will not be able to continue to provide funding. Any excess cash flow from operations after dividends, capital expenditures, and any increased funding costs will be available to fund expansion, purchase our stock, or otherwise enhance shareholder value.

Cash Flow

During fiscal year 2009, we generated $99 million in cash flow from our operations, and liquidated net short-term investments of $59 million, which provided additional cash. We spent $36 million on capital projects, returned $61 million to shareholders in the form of dividends, and spent $111 million on repurchases of our common stock. At March 31, 2009, cash balances totaled $213 million.

Our share repurchase program was approved by the Board of Directors in November 2007. The program extends through November 2009 and authorizes purchases of up to $150 million of our common stock. Under the authorization, we will purchase shares from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share purchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and anticipated working capital requirements. As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability. In fiscal year 2009, we purchased 2,227,700 shares, bringing total purchases to date to 2,552,995 at a total cost in fiscal year 2008 and 2009 of about $128 million.

Working Capital

Working capital at March 31, 2009, was $954 million, down $75 million from last year’s level of $1,029 million. The largest factor contributing to the reduction was the $79.5 million increase in the current portion of long-term obligations due to a debt maturity scheduled for September 2009. The operating items in working capital were reasonably stable, although current deferred taxes increased by about $46 million, primarily associated with the recognition of a deferred tax benefit on local tax losses related to U.S. dollar export financing. Accounts receivable increased by about $32 million due to higher shipments in the fourth quarter of fiscal year 2009. Advances to suppliers remained at relatively high levels, due to the lingering effect of higher farm input costs last year when the advances were made. Accounts receivable – unconsolidated affiliates decreased by $23 million due to earlier completion of seasonal transactions. Tobacco inventories were lower at March 31, 2009, in large part due to strong demand for African burley tobacco. We generally do not purchase material quantities of tobacco on a speculative basis. Our uncommitted tobacco inventories increased by approximately $35 million to $124 million, or about 21% of tobacco inventory primarily due to higher balances in South America related to the timing of the crop. Uncommitted inventories at March 31, 2008, were $89 million, which represented 15% of tobacco inventory.

Capital Spending

Our capital expenditures are generally limited to those that add value for the customer, replace or maintain equipment, increase efficiency, or position us for future growth. Our capital expenditures were approximately $36 million in fiscal year 2009, $28 million in fiscal year 2008, and $25 million in fiscal year 2007. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. However, we plan to spend approximately $12 million in fiscal year 2010 on an expansion of our processing facility in Lancaster, Pennsylvania, to accommodate the consolidation of our U.S. dark tobacco processing into that facility, and from time to time we may undertake additional projects pursuant to customer contracts.

Outstanding Debt and Other Financing Arrangements

We consider the sum of notes payable and overdrafts, long-term debt (including current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus minority interests and shareholders’ equity to be our total capitalization. Net debt increased by $76 million to $381 million during the twelve months ended March 31, 2009. The increase reflects the use of part of last year’s cash balances for share repurchases. Net debt as a percentage of capitalization was approximately 27% at March 31, 2009, up from 21% at March 31, 2008.

As of March 31, 2009, we, together with our consolidated affiliates, had approximately $690 million in uncommitted lines of credit, of which approximately $518 million were unused and available to support seasonal working capital needs. We also had approximately $213 million in cash and cash equivalents, and we have a five-year committed revolving credit facility totaling $400 million. We entered into the facility in August 2007, and it will mature on August 31, 2012. In March 2009, we entered into a $50 million committed credit facility. The facility expires in December 2009, and loans made under the facility may be used to provide working capital or for general corporate purposes. As of March 31, 2009, we had no borrowings under either facility. Under the terms of our bank agreements, we must maintain certain levels of tangible net worth and observe restrictions on debt levels. We were in compliance with all such covenants at March 31, 2009. Our long-term credit ratings are Ba1 with Moody’s Investors Service and BBB- with Standard & Poor’s.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2009, the value of our outstanding interest rate swap agreements was $11.8 million.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco in Brazil and our net monetary asset exposure in the local currency there. We account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2009, the fair value of our open contracts was a net liability of approximately $7.6 million; and we had approximately $22 million in losses on both open and closed contracts recorded in accumulated other comprehensive loss. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $0.7 million. For additional information, see Note 10 to the consolidated financial statements in Item 8.

Pension Funding

Funds supporting our ERISA-regulated U.S. defined benefit pension plans decreased by $47.1 million to $119.2 million because of losses in the investment portfolio during the fiscal year. By April 30, 2009, the market value of the fund was about $126 million. The accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were approximately $139 million and $152 million, respectively, as of March 31, 2009. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 12 to the consolidated financial statements in Item 8. We expect to make contributions of $2.7 million to our ERISA-regulated plans during the next year. It is our policy to monitor the performance of the funds and to review the adequacy of our funding and plan contributions.

Contractual Obligations

Our contractual obligations as of March 31, 2009, were as follows:

(in thousands of dollars)	Total	2010	2011-2012	2013-2014	Thereafter
Notes payable and long-term debt(1)	$638,921	$271,499	$140,345	$227,077	$—
Operating lease obligations	51,497	15,824	19,754	7,562	8,357
Inventory purchase obligations:
Tobacco	656,233	520,538	54,278	54,278	27,139
Agricultural materials	22,131	22,131	—	—	—
Other purchase obligations	5,514	5,046	288	180	—

Total	$1,374,296	$835,038	$214,665	$289,097	$35,496

(1)	Includes interest payments. Interest payments on $169 million of variable rate debt were estimated on the basis of March 31, 2009 rates.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield and prices will depend on the quality of the tobacco delivered. More than half of our crop year contracts to purchase tobacco are with farmers in Brazil. Tobacco purchase obligations have been partially funded by advances to farmers and other suppliers, which totaled approximately $214 million as of March 31, 2009. The Company’s $104 million contingent liability and related $35 million accrual for guarantees of farmer third-party bank loans in Brazil are also related to this obligation. As tobacco is purchased and the related bank loans are repaid, the contingent liability is reduced.

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

Inventories

Inventories of tobacco are valued at the lower of cost or market with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in market value based upon assumptions related to future demand and market conditions if the indicated market value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write downs. We experience inventory write downs routinely. Inventory write downs in fiscal years 2009, 2008, and 2007 were $3.5 million, $2.2 million, and $17.6 million, respectively.

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

Goodwill

We review the carrying value of goodwill as necessary, and at least annually, utilizing discounted cash flow models. The use of these models requires significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Neither a one-percentage-point increase in the discount rate assumption nor a one-percentage-point decline in the cash flow growth rate assumption would result in an impairment charge. However, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge.

Fair Value Measurements

We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers in Brazil. SFAS 157 provides guidance on determining the fair values of these financial assets and liabilities. Quoted market prices (Level 1 of the fair value hierarchy in SFAS 157) are used in most cases to determine the fair values of available-for-sale securities and trading securities. Interest rate swaps and forward foreign exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). The fair value of the guarantees of bank loans to tobacco growers, which was approximately $35.2 million at March 31, 2009, is derived using an internally-developed discounted cash flow model. The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate. Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy. At March 31, 2009, a 1% increase in the expected loss percentage for all guaranteed farmer loans would have increased the fair value of the guarantee obligation by approximately $1.2 million. A 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation. We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2009.

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

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in the financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are related to timing issues, such as differences in depreciation methods. Timing differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or income taxes related to expenses that have not yet been recognized in the financial statements but have been deducted in our tax return. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit in our financial statements. We record valuation allowances for deferred tax assets when the amount of estimated future taxable income is not likely to support the use of the deduction or credit. Determining the amount of such valuation allowances requires significant management judgment, including estimates of future taxable income in multiple tax jurisdictions where we operate. Based on our periodic earnings forecasts, we project the upcoming year’s taxable income to help us evaluate our ability to realize deferred tax assets. At the beginning of fiscal year 2009, we had approximately $9.3 million of foreign tax credit carryforwards that were available to reduce our obligations to pay U.S. federal income taxes on our earnings in future years, and we had recorded a valuation allowance on those carryforwards of approximately $3.0 million, reflecting our best estimate of our ability to utilize those carryforwards before they expired. During fiscal year 2009, changes in our overall tax position, including higher domestic earnings, changed our projections for the use of the foreign tax credit carryforwards. We currently expect that, upon filing our 2009 consolidated U.S. tax return, we will utilize all or substantially all of our foreign tax credit carryforwards. We have net operating loss (“NOL”) carryforwards in several foreign jurisdictions totaling $3.8 million at March 31, 2009, approximately $2.4 million of which will expire at dates ranging from three to five years in the future, and the remainder of which have unlimited carryforward periods. Based on future estimates of taxable income and/or available tax planning strategies in those jurisdictions, we expect to fully realize those NOL carryforwards; however, any significant reduction in future taxable income or changes in tax laws in the jurisdictions that have limited carryforward periods could impact their ultimate realization.

The functional currency in most of our significant foreign operations is the U.S. dollar, as export tobacco sales are generally made in dollars. Purchasing and processing costs are usually incurred in local currency. When the U.S. dollar is weakening relative to the local currency, purchasing and processing costs increase in dollar terms, resulting in higher cost inventory. The sale of that inventory in dollars generates less taxable income in local currency, which results in lower income taxes owed when translated into U.S. dollars. This causes the effective income tax rate on dollar income to be lower than the statutory rate in the local country. The reverse can occur when the local currency is weakening relative to the U.S. dollar, thereby causing the effective income tax rate on dollar earnings to be above the statutory rate. This impact on our effective income tax rate in a country can be significant during a normal crop cycle. A prolonged period of strengthening or weakening over more than one crop may increase the impact if we sell material quantities of old crop inventories. Lower-taxed foreign source income increases our ability to use foreign tax credits. Higher-taxed foreign source income has the reverse effect. When these changes occur in our larger operations, such as our operations in Brazil, they can have a material impact on our overall tax position. We consider such changes when evaluating the level of our valuation allowances for deferred tax assets.

For additional disclosures on income taxes, see Notes 1 and 6 to the consolidated financial statements in Item 8.

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

Sensitivity Analysis. The effect of the indicated decrease or increase in the selected assumptions is shown below, assuming no change in benefit levels:

	Effect on 2009 Projected Benefit Obligation Increase	Effect on Annual Expense Increase
(in thousands of dollars)	(Decrease)	(Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(18,281)	$(566)
1% decrease	21,733	1,848
Salary Scale:
1% increase	5,417	(1,783)
1% decrease	(5,518)	1,781
Long-Term Rate of Return on Assets:
1% increase	N/A	1,648
1% decrease	N/A	(1,553)

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(2,876)	(286)
1% decrease	3,357	333
Healthcare Cost Trend Rate:
1% increase	821	68
1% decrease	(732)	(60)

See Note 12 to the consolidated financial statements in Item 8 for additional information on pension and postretirement benefit plans.

Other Estimates and Assumptions

Other management estimates and assumptions are routinely required in preparing our financial statements, including the determination of valuation allowances on accounts receivable, advances to suppliers, and certain value-added tax credits, as well as the determination of the fair value of long-lived assets. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on management’s best judgment.

OTHER INFORMATION REGARDING TRENDS

AND MANAGEMENT’S ACTIONS

Our financial performance depends on our ability to obtain an appropriate price for our products, to secure the tobacco volumes and quality desired by our customers, and to maintain efficient operations. We continually monitor issues that may impact supply and demand of leaf tobacco. During the last several years, supply factors have been especially important to our results, and we believe those issues will continue.

Supply

Production

Worldwide flue-cured tobacco production in fiscal year 2009 increased by 7.9% to 4.2 billion kilos. The total includes China, an extremely large market that is primarily domestic. Because very little of that tobacco is available to trade, we generally consider worldwide production excluding the Chinese crops. Excluding China, worldwide flue-cured tobacco production in fiscal year 2009 declined by about 2%, to 1.9 billion kilos. Burley crops marketed in fiscal year 2009 recovered significantly following three years of declining production. Burley crops increased by about 18% in fiscal year 2009. All of the increase occurred in Africa where Malawi and Mozambique produced record crops. We estimate that industry uncommitted flue-cured and burley inventories totaled about 38 million kilos, excluding inventories of Asian government-owned monopolies, at March 31, 2009. That amount is up over 30% from the level one year earlier due to the rise in burley stocks, but uncommitted inventories are still at historically low levels.

Flue-cured production (excluding China) is expected to increase by about 3% in fiscal year 2010 to 1.9 billion kilos, despite forecast decreases in Brazil. Burley production is forecast to increase by 14% to about 838 million kilos in fiscal year 2010. We expect the overall supply of flue-cured tobacco to remain fairly balanced, but certain types and styles of burley are likely to move to an oversupply position. Supplies of oriental tobacco available for trading are expected to be lower due to decreasing unsold stocks, especially those held by former governmental entities.

Pricing

Factors that affect green tobacco prices include competition from other crops, production costs, market conditions, and global supply and demand. We work with farmers to maintain tobacco production and to secure product at price levels that are attractive to our customers. Tobacco competes with agricultural commodity products for farmer production. As prices for soybeans, wheat, rice, and seed oils rise, green tobacco prices may have to rise to maintain tobacco production. This factor could provide momentum to efforts of the World Health Organization to shift farmer production from leaf tobacco to other crops. After reductions through early 2009, crop production costs are again rising, as the cost of energy, particularly oil, is increasing. Any current growth in farm input costs would affect crops sold in fiscal year 2011. In the recent past, market shortages have also led to green tobacco price increases. In fiscal year 2009 in Brazil, competition for leaf drove up green tobacco prices and the extremely strong Brazilian currency caused an additional increase in U.S. dollar terms.

Change in E.U. Subsidy Program

An additional supply risk has arisen in recent years as the European Union (“E.U.”) has taken action toward modifying the system of granting subsidies to tobacco farmers. Over 200 million kilos of good quality flue-cured and burley tobacco are produced in Europe each year. The E.U. subsidy makes up well over half of the revenue that a European farmer receives on a tobacco crop. Through the 2009 crop, which will be largely processed and sold during fiscal year 2011, 40% of the subsidy has been “decoupled” from production. The “decoupling” essentially means that a farmer can receive the subsidy granted even if the farmer does not plant tobacco, so long as he keeps the land associated with that subsidy in good agricultural and environmental condition. The 60% balance of the subsidy remains subject to actual production of tobacco. This means, in practical terms, that the total aid to tobacco farmers has remained unchanged for those who continue; however, the incentive to grow tobacco has changed and some growers have decided to discontinue production. In the subsidy system applicable to the interim period (crops 2006-2009), the E.U. tobacco budget allocated to each producing country for payment of the “coupled” portion remains unchanged, even if total production drops within certain limits. The farmers who continue to produce tobacco in countries where tobacco production has declined during the interim period have received a larger portion of the “coupled” subsidy than they would have if the E.U. budget had not been fixed for the interim period.

Individual member states may elect to increase the decoupled portion of the subsidy up to 100%. Three of the main tobacco producing countries where we operate, directly or indirectly, Italy, Spain, and France, have decided not to decouple more than the minimum 40% of the subsidy. The 2008 and 2009 crop contracts between farmers and processors indicate a stabilization, and in some cases an increase, in production compared to the two previous crops. This comes after reductions between 20% and 30% in production compared to the volumes produced before decoupling was introduced. Most of these reductions were in less desirable tobacco varieties and production areas, which has improved the average quality of the crop. In Greece, where our joint venture, Socotab L.L.C., has oriental tobacco operations, the government opted to decouple 100% of the E.U. subsidy from the growing of tobacco. Flue-cured and burley volumes have been virtually eliminated there, and oriental volumes have been reduced significantly. We have operations in two countries, Poland and Hungary, who joined the E.U. on May 1, 2004, and our oriental tobacco joint venture, Socotab L.L.C., has operations in Bulgaria which joind the E.U. on January 1, 2007. In those countries, tobacco farmers have received subsidies mainly financed from the domestic budgets.

Despite support for the extension of the tobacco subsidies from tobacco producing countries and votes in May and November 2008 by the E.U. Parliament in favor of extending those subsidies, the E.U. Commission and the E.U. Council of Ministers did not address an extension in their November 2008 meeting.

There is still a possibility of re-opening the discussion on tobacco subsidies at the E.U. level, as a consequence of the new E.U. Parliament elections in June 2009, the appointment of a new Commission in the months thereafter, and the new balance of powers that may result from the ratification of the Treaty of Lisbon (which will extend to agricultural matters the co-decision process, by which the E.U. Parliament opinion becomes binding). In order to address the immediate issue of the 2010 crop, the national governments of the main tobacco producing countries in the E.U. are working to find operative solutions to the problem, because of the importance of tobacco production to local economies.

We believe that customers continue to value European tobacco. No significant unsold inventory is at present held by the trade, and commercial prices have followed world market trends.

While the new support system is being structured, most likely on a country by country basis, a major influence on the farmers’ decisions to produce tobacco will be the level of commercial prices for green tobacco. Higher farm income will depend on leaf quality and on cost reduction, at the farm level, as well as through the whole supply chain. In addition, confirmed support from European tobacco product manufacturers will be crucial to the long-term viability of tobacco production in Europe. Our operations in the E.U. seem well positioned to play an important role, as in the past decades and more recently, during the transition period, because of their well established relationships with the farmer base and with the major customers, and because of state-of-the-art, efficient factories.

We believe that if farmer commercial income does not increase, as the level of support available to farmers decreases, the volume of tobacco produced in Europe will decline over time, which could disrupt supply. In this case, our results of operations could be negatively affected. The recorded value of our equity interests in long-lived assets, including both consolidated and unconsolidated operations, that could be affected by these changes was approximately $31 million at March 31, 2009. In addition, we had unrealized foreign currency translation losses of $17 million before income taxes at March 31, 2009, related to our subsidiary in Hungary, which is one of the operations that could be affected by these changes.

Demand

We expect that near-term demand for leaf tobacco will be flat or decline slightly, primarily due to the flattening trend in world cigarette consumption and more efficient leaf utilization by cigarette manufacturers. The efficiencies in leaf utilization by manufacturers may mean that demand for cigarette leaf tobacco will not grow at the same pace as worldwide consumption and may have peaked. On a year-to-year basis, we are susceptible to fluctuations in leaf supply due to crop size and leaf demand as manufacturers adjust inventories or respond to changes in the cigarette market.

Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are the major ingredients in American-blend cigarettes. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of 1.0% for the ten years that ended in 2008. Over the ten years, industry data also shows that total world consumption of cigarettes grew at the compound annual rate of 0.9%, including annual growth of about 3% in China, with higher increases during the second half of the period. These patterns indicate a shift in demand, reducing the need for burley and oriental tobaccos used in American-blend cigarettes and increasing the need for flue-cured tobacco that is used in English-blend cigarettes, which are predominant in China.

In 2008, cigar consumption in the United States increased by 7%, while consumption within the main European Union markets has declined about 5%. It is too early to assess the effects of recent increases in U.S. federal excise taxes on tobacco products, which could include a migration between cigar product categories. Within the smokeless segment of the dark tobacco business, 2008 U.S. consumption of loose-leaf chewing tobacco declined by 7%, while the consumption of moist snuff products grew by about 7%. We believe that supplies of dark tobacco worldwide are generally tight. These supplies are likely to be affected by changes in the E.U. farm subsidy program.

Competition

We have experienced an increase in competition from small tobacco processors in some of the markets where we conduct business. These small competitors typically have lower overhead requirements and provide little or no support to farmers. Due to their lower cost structures, they often can offer a price for products that is lower than our price. We believe that the quality controls and farm programs we provide are necessary for our customers and make our products highly competitive. For example, we have established worldwide farm programs designed to prevent non-tobacco related materials from being introduced into the green tobacco delivered to our factories. In addition, we have established programs for good agricultural practices and have been active in social responsibility endeavors in many of the developing countries in which we do business. We believe that our major customers value these services and that our programs increase the quality of the products and services we offer. We also believe that our customers value the steady supply that we are able to provide due to our relationship with our farmer base. However, if our customers shift significant purchases to these smaller competitors, our financial results could be negatively impacted.

Regulation

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

Most recently, the U.S. Congress has introduced legislation in both the Senate and the House of Representatives that would give the U.S. Food and Drug Administration (the “FDA”) the authority to regulate the manufacturing and marketing of tobacco products. The proposed laws have not yet been enacted, and thus no regulations have been promulgated by the FDA. The requirements of such regulation could have an impact on our operations, but at this time it is not possible to assess the impact possible FDA regulation will have on our operations or the tobacco industry.

Product Taxation

A number of governments in countries where we operate, particularly federal and local governments in the United States and the European Union, impose excise or similar taxes on tobacco products. There has been, and will likely continue to be, new legislation proposing new or increased taxes on tobacco products. In some cases, proposed legislation seeks to significantly increase existing taxes on tobacco products, or impose new taxes on products that to date have not been subject to tax. Any future increase in excise or similar taxes on tobacco products could lead to reduced consumption for these products, thereby reducing our customers’ demand for our products. In the United States, increases in Federal excise taxes to fund the expansion of the State Children’s Health Insurance Program (“SCHIP”) are expected to reduce consumption. The Congressional Budget Office estimates that smoking by underage tobacco users and by adult users will decline by 11% and 2%, respectively, by 2019. The tax increases from the SCHIP legislation are especially steep for roll-your-own products.

Industry Consolidation

An important trend in the tobacco industry has been consolidation among manufacturers of tobacco products. For example, in the last several years, Imperial Tobacco Group PLC acquired Altadis S.A.; Japan Tobacco Inc. acquired Gallaher Group PLC; and British American Tobacco PLC acquired the cigarette assets of Tekel. This activity is expected to continue, particularly as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers, and as multinational manufacturers expand their product offerings by acquisition. This concentration trend could provide additional opportunities for us and also increase the importance of each individual customer to our results. A key success factor for leaf dealers is the ability to provide customers with the quality of leaf and the level of service they desire on a global basis at the lowest cost possible. In addition, the international leaf dealers have larger historical market shares with some customers than with others. Consequently, our potential growth will be affected by the growth of our major customers, and consolidation of customers may have at least a short-term favorable or unfavorable impact on our business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

Our customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable rate debt. When we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of March 31, 2009, tobacco inventory of $586 million included $462 million in inventory that was committed for sale to customers and $124 million that was not committed. Committed inventory, after deducting about $14 million in customer deposits, represents our net exposure of about $448 million. We normally maintain a substantial portion of our debt at variable interest rates in order to substantially mitigate interest rate risk related to carrying fixed-rate debt. However, we have large cash balances that we plan to use to fund seasonal purchases of tobacco, and thus, debt carried at variable interest rates was lower than normal at $339 million at March 31, 2009. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $3.4 million, that amount would be mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects of our average committed inventory levels over time.

Significant portions of our cash and cash equivalents, which totaled $213 million at March 31, 2009, are invested at variable rates. Based on balances at March 31, 2009, a hypothetical 1% change in interest rates would change annual interest income by $2.1 million.

In addition, changes in interest rates affect the calculation of liabilities of our pension plan. As rates increase, the liability for present value of amounts expected to be paid under the plans decreases. Rate changes also affect expense. As of the March 31, 2009 remeasurement date, a 1% increase in the discount rate would have reduced the projected benefit obligation (“PBO”) for pensions by $18.3 million and decreased annual pension expense by $0.6 million. Conversely, a 1% decrease in the discount rate would have increased the PBO by $21.7 million and increased annual pension expense by $1.8 million.

Currency

The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $46.0 million in net remeasurement losses in fiscal year 2009, compared to $17.2 million in net remeasurement gains in fiscal year 2008, and $1.4 million in net remeasurement gains in fiscal year 2007. We recognized $4.6 million in net foreign currency transaction losses in fiscal year 2009, compared to net transaction gains of $12.1 million in fiscal year 2008, and net transaction gains of $4.5 million in fiscal year 2007. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. For example, when we purchased the Brazilian crop in the beginning of fiscal year 2009, the local currency had appreciated significantly against the U.S. dollar. Thus, the cost of the crop increased over that of the prior year, in U.S. dollar terms. During fiscal year 2009, we entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs, primarily pursuant to customer contracts. In addition, we entered some forward contracts to hedge balance sheet exposures during fiscal year 2009. See Note 10 to the consolidated financial statements in Item 8 for additional information about our hedging activities.

In certain tobacco markets that are primarily domestic, we use the local currency as the functional currency. Examples of these markets are Hungary, Poland, and the Philippines. In other markets, such as Western Europe, where export sales have been primarily in local currencies, we also use the local currency as the functional currency. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.

Derivatives Policies

Hedging interest rate exposure using swaps and hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in keeping with management's policies. We may use derivative instruments, such as swaps, forwards, or futures, which are based directly or indirectly upon interest rates and currencies to manage and reduce the risks inherent in interest rate and currency fluctuations. When we use foreign currency derivatives to mitigate our exposure to exchange rate fluctuations, we may choose not to designate them as hedges for accounting purposes, which may result in the effects of the derivatives being recognized in our earnings in periods different from the items that created the exposure.

We do not utilize derivatives for speculative purposes, and we do not enter into market risk-sensitive instruments for trading purposes. Derivatives are transaction specific so that a specific debt instrument, forecast purchase, contract, or invoice determines the amount, maturity, and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

Item 8.	Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except per share data)	2009	2008	2007
Sales and other operating revenues	$2,554,659	$2,145,822	$2,007,272

Costs and expenses

Cost of goods sold	2,035,318	1,715,724	1,563,522
Selling, general and administrative expenses	309,409	225,670	249,269
Restructuring and impairment costs	—	12,915	30,890

Operating income	209,932	191,513	163,591
Equity in pretax earnings of unconsolidated affiliates	20,543	13,500	14,235
Interest income	2,305	17,178	10,845
Interest expense	35,631	41,908	53,794

Income before income taxes and other items	197,149	180,283	134,877
Income taxes	64,588	63,799	61,126
Minority interests, net of income taxes	822	(2,817)	(6,660)

Income from continuing operations	131,739	119,301	80,411

Loss from discontinued operations, net of income taxes	—	(145)	(36,059)

Net income	131,739	119,156	44,352

Dividends on convertible perpetual preferred stock	(14,850)	(14,850)	(14,685)

Earnings available to common shareholders	$116,889	$104,306	$29,667

Earnings (loss) per common share:
Basic:
From continuing operations	$4.57	$3.83	$2.53
From discontinued operations	—	(0.01)	(1.39)

Net income	$4.57	$3.82	$1.14

Diluted:
From continuing operations	$4.32	$3.71	$2.52
From discontinued operations	—	(0.01)	(1.39)

Net income	$4.32	$3.70	$1.13

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$212,626	$186,070
Short-term investments	—	58,889
Accounts receivable, net	263,383	231,107
Advances to suppliers, net	214,282	202,025
Accounts receivable—unconsolidated affiliates	20,371	43,718
Inventories—at lower of cost or market:
Tobacco	586,136	602,945
Other	60,712	42,562
Prepaid income taxes	13,181	17,696
Deferred income taxes	68,264	22,737
Other current assets	64,964	61,960

Total current assets	1,503,919	1,469,709

Property, plant and equipment
Land	15,773	16,460
Buildings	251,875	254,737
Machinery and equipment	492,214	519,695

	759,862	790,892
Less accumulated depreciation	(447,575)	(456,059)

	312,287	334,833

Other assets
Goodwill and other intangibles	106,097	106,647
Investments in unconsolidated affiliates	103,987	116,185
Deferred income taxes	17,376	49,632
Other noncurrent assets	94,510	109,755

	321,970	382,219

Total assets	$2,138,176	$2,186,761

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$168,608	$126,229
Accounts payable and accrued expenses	236,837	249,005
Accounts payable—unconsolidated affiliates	19,191	10,343
Customer advances and deposits	14,162	21,030
Accrued compensation	24,710	25,484
Income taxes payable	6,867	8,886
Current portion of long-term obligations	79,500	—

Total current liabilities	549,875	440,977

Long-term obligations	331,808	402,942
Pensions and other postretirement benefits	91,248	88,278
Other long-term liabilities	79,159	98,956
Deferred income taxes	52,842	36,795

Total liabilities	1,104,932	1,067,948

Minority interests	3,771	3,182

Shareholders’ equity
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at March 31, 2008)	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 24,999,127 shares issued and outstanding (27,162,150 at March 31, 2008)	194,037	206,436
Retained earnings	686,960	711,655
Accumulated other comprehensive loss	(64,547)	(15,483)

Total shareholders’ equity	1,029,473	1,115,631

Total liabilities and shareholders’ equity	$2,138,176	$2,186,761

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2009	2008	2007
Cash Flows From Operating Activities of Continuing Operations:
Net income	$131,739	$119,156	$44,352
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	—	145	36,059
Depreciation	40,761	41,383	46,423
Amortization	1,029	1,857	1,882
Provision for losses on advances and guaranteed loans to suppliers	26,908	22,323	31,822
Currency remeasurement (gain) loss, net	45,987	(15,168)	(1,416)
Deferred income taxes	20,480	19,713	(654)
Minority interests	822	(2,816)	(6,660)
Equity in net income of unconsolidated affiliates, net of dividends	(6,579)	607	(653)
Restructuring and impairment costs	—	12,915	30,890
Other, net	8,173	5,257	7,837
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(78,958)	(25,980)	(81,254)
Inventories and other assets	(16,870)	39,934	97,115
Income taxes	2,029	(13,148)	6,474
Accounts payable and other accrued liabilities	(70,367)	(3,028)	(1,141)
Customer advances and deposits	(6,088)	(112,578)	34,858

Net cash provided by operating activities of continuing operations	99,066	90,572	245,934

Cash Flows From Investing Activities of Continuing Operations:
Purchase of property, plant and equipment	(35,656)	(27,704)	(25,178)
Purchases of short-term investments	(9,658)	(58,889)	—
Maturities and sales of short-term investments	68,848	—	—
Proceeds from sale of businesses, less cash of businesses sold	—	26,556	385,545
Proceeds from sale of property, plant and equipment	15,084	23,206	7,302
Other, net	3,500	12,846	—

Net cash provided (used) by investing activities of continuing operations	42,118	(23,985)	367,669

Cash Flows From Financing Activities of Continuing Operations:
Issuance (repayment) of short-term debt, net	59,934	(19,957)	(140,406)
Repayment of long-term debt	—	(164,000)	(208,530)
Dividends paid to minority shareholders	(104)	—	(1,893)
Issuance of convertible perpetual preferred stock, net of issuance costs	—	—	19,478
Issuance of common stock	37	24,372	50,958
Repurchase of common stock	(111,073)	(16,700)	—
Dividends paid on convertible perpetual preferred stock	(14,850)	(14,850)	(14,685)
Dividends paid on common stock	(45,938)	(48,602)	(45,423)
Other	—	(981)	826

Net cash used by financing activities of continuing operations	(111,994)	(240,718)	(339,675)

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended March 31,
	2009	2008	2007
Cash Flows From Discontinued Operations:
Net cash provided by operating activities of discontinued operations	$—	$6,495	$50,477
Net cash used by investing activities of discontinued operations	—	(17)	(9,589)
Net cash used by financing activities of discontinued operations	—	(4,957)	(23,068)

Net cash provided by discontinued operations	—	1,521	17,820

Effect of exchange rate changes on cash	(2,634)	205	95

Net increase (decrease) in cash and cash equivalents	26,556	(172,405)	291,843
Cash and cash equivalents of continuing operations at beginning of year	186,070	358,236	62,486
Cash and cash equivalents of discontinued operations at beginning of year	—	239	4,146
Less: Cash and cash equivalents of discontinued operations at end of year	—	—	239

Cash and Cash Equivalents at End of Year	$212,626	$186,070	$358,236

Supplemental information—cash paid from continuing operations:
Interest	$35,457	$43,606	$58,064

Income taxes, net of refunds	$40,180	$48,832	$54,855

Significant non-cash items from investing activities of continuing operations for the fiscal year ended March 31, 2007, included the buyer's assumption of $153,560 of notes payable and overdrafts with the sale of businesses.

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended March 31,
(in thousands of dollars)	2009		2008		2007
Preferred Stock:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	$213,023		$213,024		$193,546
Issuance of convertible perpetual preferred stock, net of issuance costs	—		—		19,478
Repurchase of convertible perpetual preferred stock	—		(1)		—

Balance at end of year	213,023		213,023		213,024

Common Stock:
Balance at beginning of year	206,436		176,453		120,618
Issuance of common stock and exercise of stock options	65		24,373		51,593
Accrual of stock-based compensation	4,870		7,980		4,242
Withholding of shares for grantee income taxes on SAR exercises and RSU distributions	(1,464)		—		—
Dividend equivalents on RSUs	920		—		—
Repurchase of common stock	(16,790)		(2,370)		—

Balance at end of year	194,037		206,436		176,453

Retained Earnings:
Balance at beginning of year	711,655		682,232		697,987
Net income	131,739	$131,739	119,156	$119,156	44,352	$44,352
Cash dividends declared:
Series B 6.75% convertible perpetual preferred stock ($67.50 per share in 2009, 2008, and 2007)	(14,850)		(14,850)		(14,685)
Common stock ($1.82 per share in 2009; $1.78 per share in 2008; $1.74 per share in 2007)	(45,938)		(48,602)		(45,422)
Dividend equivalents on RSUs	(920)		—		—
Repurchase of common stock	(93,203)		(15,411)		—
Adoption of measurement timing provisions of FASB Statement No. 158 for pensions and other post-retirement benefits as of March 31, 2009, net of income taxes	(1,523)		—		—
Adoption of FASB Interpretation 48 for uncertain tax positions as of April 1, 2007	—		(10,870)		—

Balance at end of year	686,960		711,655		682,232

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	(15,483)		(40,976)		(47,280)
From continuing operations:
Translation adjustments, net of income taxes	(19,639)	(19,639)	18,854	18,854	8,858	8,858
Foreign currency hedge adjustment, net of income taxes	(15,803)	(15,803)	(494)	(494)	1,615	1,615
Minimum pension liability, net of income taxes	—	—	—	—	16,140	16,140
Funded status of pension and other postretirement benefit plans, net of income taxes	(13,622)	(13,622)	7,133	7,133	—	—
Adjustment for the adoption of balance sheet recognition provisions of FASB Statement No. 158 for pension and other postretirement benefit plans, net of income taxes	—		—		(28,551)
From discontinued operations:
Translation adjustments, net of income taxes	—	—	—	—	(4,254)	(4,254)
Foreign currency hedge adjustment, net of income taxes	—	—	—	—	4,195	4,195
Minimum pension liability, net of income taxes	—	—	—	—	8,301	8,301

Total comprehensive income		$82,675		$144,649		$79,207

Balance at end of year	(64,547)		(15,483)		(40,976)

Shareholders’ Equity at End of Year	$1,029,473		$1,115,631		$1,030,733

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2009	2008	2007
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
(in thousands of shares)
Balance at beginning of year	220	220	200
Issuance of convertible perpetual preferred stock	—	—	20
Repurchase of convertible perpetual preferred stock	—	—	—

Balance at end of year	220	220	220

Common Shares Outstanding:
(in thousands of shares)
Balance at beginning of year	27,162	26,949	25,748
Issuance of common stock and exercise of stock options and SARs	65	538	1,201
Repurchase of common stock	(2,228)	(325)	—

Balance at end of year	24,999	27,162	26,949

See accompanying notes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)

NOTE 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the world’s leading leaf tobacco merchant and processor. The Company conducts business in more than 30 countries, primarily in major tobacco-growing regions of the world.

Universal previously owned operations in lumber and building products and in agri-products. The lumber and building products businesses, along with a portion of the agri-products operations, were sold during the fiscal year ended March 31, 2007. The remaining agri-products operations were sold during the fiscal year ended March 31, 2008. The lumber and building products operations and the agri-products operations are reported as discontinued operations for all applicable periods in the accompanying financial statements. Note 2 provides additional discussion of these discontinued operations.

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

The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends to the extent they represent a distribution of retained earnings. The Company received dividends totaling $8.7 million in fiscal year 2009, $9.2 million in fiscal year 2008, and $7.7 million in fiscal year 2007, from companies accounted for under the equity method.

One of Universal’s operating subsidiaries has an ownership interest in a joint venture formed for the purpose of buying and processing tobacco in one of its primary markets. The venture is classified as a variable interest entity and is included in the Company’s consolidated financial statements because the subsidiary is the primary beneficiary of the venture. The venture is not material to the Company’s consolidated results of operations or financial position, and the Company had no other investments that were considered variable interest entities for any period in the accompanying financial statements.

The Company has deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions, and is accounting for the investment using the cost method, as required under accounting guidance. The investment is reported in investments in unconsolidated affiliates. The investment in Zimbabwe operations was approximately $1.8 million at March 31, 2009 and $3.8 million at March 31, 2008. This investment is included in segment assets for flue-cured and burley leaf tobacco operations – Other Regions in Note 16. In addition to the investment, the Company has a net foreign currency translation loss associated with Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate.

Investments in Unconsolidated Affiliates

The Company’s equity method investments and its cost method investments, which include its Zimbabwe operations, are non-marketable securities. Universal reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity or cost method investments, the Company uses discounted cash flow

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

models. If the fair value of an equity or cost method investee is determined to be lower than its carrying value, an impairment loss is recognized. The determination of fair value using discounted cash flow models requires significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge related to these investments.

In its consolidated statements of income, the Company reports its proportionate share of earnings of unconsolidated affiliates accounted for on the equity method based on the pretax earnings of those affiliates, as permitted under the applicable accounting guidance. All applicable foreign and U.S. income taxes are provided on these earnings and reported as a component of consolidated income tax expense. For unconsolidated affiliates located in foreign jurisdictions, repatriation of the Company’s share of the earnings through dividends is assumed in determining income tax expense.

The following table provides a reconciliation of equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2009, 2008 and 2007:

	March 31,
Unconsolidated Affiliates	2009	2008	2007
Equity in pretax earnings reported in the consolidated statements of income	$20,543	$13,500	$14,235
Equity in income taxes	5,284	2,943	2,275

Equity in net income	15,259	10,557	11,960
Less: Dividends received on investments(a)	(8,680)	(11,164)	(11,307)

Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$6,579	$(607)	$653

(a)

In accordance with FASB Statement No. 95, dividends received from unconsolidated affiliates accounted for on the equity method that represent a return on capital (i.e., a return of earnings on a cumulative basis) are presented as operating cash flows in the consolidated statements of cash flows.

Earnings per Share

The Company calculates basic earnings per share from continuing operations based on earnings available to common shareholders after payment of dividends on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock. The calculation uses the weighted average number of common shares outstanding during each period. Diluted earnings per share from continuing operations is computed in a similar manner using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are outstanding dilutive stock options and stock appreciation rights that are assumed to be exercised, unvested restricted share units and performance share awards that are assumed to be fully vested and paid out in shares of common stock, and shares of convertible perpetual preferred stock that are assumed to be converted when the effect is dilutive. In periods when the effect of the convertible perpetual preferred stock is dilutive and these shares are assumed to be converted into common stock, dividends paid on the preferred stock are excluded from the calculation of diluted earnings per share from continuing operations.

In periods when the results from discontinued operations reflect a loss, the effect of dilutive potential common shares is antidilutive to the per-share amount of that loss. Under the applicable financial reporting guidance, that antidilutive effect is shown if the effect on earnings per share from continuing operations for the period is dilutive.

The calculations of earnings per share for the fiscal years ended March 31, 2009, 2008, and 2007, are provided in Note 5.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advances to Suppliers

In some regions where it operates, the Company provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheet. Primarily in Brazil, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheet. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $28.2 million at March 31, 2009, and $21.6 million at March 31, 2008, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $26.9 million in fiscal year 2009, $22.3 million in fiscal year 2008, and $31.8 million in fiscal year 2007. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized as earned; however, interest accrual is discontinued when an advance is not expected to be fully collected. Advances on which interest accrual had been discontinued totaled approximately $51.6 million at March 31, 2009, and $54.6 million at March 31, 2008.

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

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transport equipment—3 to 10 years; and office and computer equipment—3 to 10 years. Where applicable, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2009, 2008, or 2007.

Goodwill and Other Intangibles

Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. Goodwill is carried at the lower of cost or fair value. The Company uses discounted cash flow models to estimate the fair value of goodwill. The use of these models requires significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, which could increase or decrease any impairment charge related to goodwill.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. Based on applicable accounting guidance, the Company reallocated goodwill to revised reporting units during fiscal year 2007 in conjunction with redefining its operating segments. Following the reallocation, a $1.7 million pretax charge was recorded to write off goodwill that was impaired. No charges for goodwill impairment were recorded in fiscal years 2009 or 2008.

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

Income Taxes

The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, undistributed earnings of foreign subsidiaries not permanently reinvested, restructuring and impairment costs, and valuation allowances on farmer advances and ICMS tax credits. At March 31, 2009, the cumulative amount of permanently reinvested earnings of foreign subsidiaries, on which no provision for U.S. income taxes had been made, was approximately $52 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the consolidated balance sheets and the consolidated statements of changes in shareholders’ equity and consists of:

	March 31,
	2009	2008	2007
Translation adjustments
Before income taxes	$(17,784)	$12,421	$(16,585)
Allocated income taxes	2,473	(8,093)	2,059

Foreign currency hedge adjustment
Before income taxes	(21,330)	2,982	3,741
Allocated income taxes	7,465	(1,044)	(1,309)

Funded status of pension and other postretirement benefit plans
Before income taxes	(54,238)	(33,406)	(44,662)
Allocated income taxes	18,867	11,657	15,780

Total accumulated other comprehensive loss	$(64,547)	$(15,483)	$(40,976)

All of the amounts for fiscal years 2009, 2008, and 2007 in the above table relate to the Company’s continuing operations. During the fiscal year ended March 31, 2007, in recording the loss on the sale of most of its non-tobacco operations, the Company recognized in loss from discontinued operations and in net income the following amounts previously recorded in accumulated other comprehensive loss: foreign currency translation adjustment gains of $13.3 million, less $4.1 million in allocated income taxes; minimum pension liability charges of $12.8 million, less $4.5 million in allocated income taxes; and foreign currency hedge adjustment losses of $7.2 million, less $2.5 million in allocated income taxes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments

The fair values of the Company’s long-term obligations, disclosed in Note 8, have been estimated using market prices where they are available and discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The carrying amount of all other assets and liabilities that qualify as financial instruments approximates fair value.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Interest rate swaps and forward foreign currency exchange contracts are used from time to time to reduce interest rate and foreign currency risk. The Company enters into such contracts only with counterparties of good standing. The credit exposure related to non-performance by the counterparties and the Company is considered in determining the fair values of the derivatives, and the effect is not material to the financial statements or operations of the Company. Additional disclosures related to the Company’s derivatives and hedging activities are provided in Note 10.

Translation and Remeasurement of Foreign Currencies

The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of comprehensive income or loss.

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expense. The Company recognized net remeasurement losses of $46.0 million in the fiscal year 2009 and net remeasurement gains of $17.2 million in fiscal year 2008, and $1.4 million in fiscal year 2007.

Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction losses of $4.6 in fiscal year 2009, and net transaction gains of $12.1 million in fiscal year 2008, and $4.5 million in fiscal year 2007.

The Company’s policy is to use the U.S. dollar as the functional currency for its consolidated subsidiaries located in countries with highly inflationary economies and to remeasure any transactions of those subsidiaries that are denominated in the local currency. The Company currently operates in only one country, Zimbabwe, whose economy is classified as highly inflationary under applicable accounting guidance. As discussed above, the operations in Zimbabwe have been deconsolidated and are accounted for using the cost method.

Revenue Recognition

Revenue from the sale of tobacco is recognized when title and risk of loss is transferred to the customer and the earnings process is complete. Substantially all sales revenue is recorded based on the physical transfer of products to customers. A large percentage of the Company’s sales are to major multinational manufacturers of consumer tobacco products. The Company works closely with those customers to understand and plan for their requirements for volumes, styles, and grades of leaf tobacco from its various growing regions, and extensive coordination is maintained on an ongoing basis to determine and satisfy their requirements for physical shipment of processed tobacco. In most cases, customers request shipment within a relatively short period of time after the tobacco is processed and packed. The customers also specify, in sales contracts and in shipping documents, the precise terms for transfer of title and risk of loss for the tobacco. Customer returns and rejections are not significant, and the Company’s sales history indicates that customer-specific acceptance provisions are consistently met upon transfer of title and risk of loss.

While most of the Company’s revenue consists of tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers. These arrangements usually exist in specific markets where the customers contract directly with farmers for leaf production, and

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

they account for less than 5% of total revenue. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then transported to customer-designated storage facilities. The revenue for these services is recognized when processing is completed, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.

Stock-Based Compensation

Share-based payments, such as grants of stock options, stock appreciation rights, restricted shares, restricted share units and performance share awards, are measured at fair value and reported as expense in the financial statements over the requisite service period. Additional disclosures related to stock-based compensation are included in Note 14.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

Recent Pronouncements Adopted Through March 31, 2009

Effective March 31, 2009, Universal adopted the measurement timing provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). These provisions require that the funded status of defined benefit plans be measured as of the balance sheet date, thereby eliminating the option allowed under the prior guidance, and previously used by the Company, to measure funded status at a date up to three months before the balance sheet date. To adopt the measurement timing provisions, the Company measured its pension and other postretirement benefit plans at March 31, 2009, and recorded a direct adjustment to reduce retained earnings by $1.5 million ($2.3 million before income taxes), reflecting the expense attributable to the intervening three-month transition period. As required by the guidance, changes in the fair value of plan assets and benefit obligations for the full fifteen-month period between the fiscal year 2008 and 2009 measurement dates were recognized in other comprehensive income for fiscal year 2009.

Also effective March 31, 2009, the Company adopted FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and several other accounting pronouncements to require enhanced disclosures about derivatives and hedging activities that are aimed at improving the transparency and understanding of those activities for financial statement users. It requires additional disclosures explaining the objectives and strategies for using derivative instruments, how those instruments and the related hedged items are accounted for, and how they affect the Company’s financial position, results of operations, and cash flows. The disclosures required by SFAS 161 are provided in Note 10.

Effective April 1, 2008, Universal adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) as it applies to financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. As originally issued, SFAS 157 also applied to nonfinancial assets and nonfinancial liabilities; however, the FASB subsequently issued additional guidance that delayed the effective date for those items until fiscal years beginning after November 15, 2008, except where they are currently required to be recognized or disclosed at fair value in the financial statements on at least an annual basis. Universal does not have any nonfinancial assets or nonfinancial liabilities that are required to be recognized or disclosed at fair value on at least an annual basis. The FASB also issued subsequent guidance to exclude fair value measurements related to leases from the scope of SFAS 157, except where they relate to leases assumed in a business combination. The adoption of SFAS 157 with respect to the Company’s financial assets and liabilities did not have a material effect on operating results or financial position. Disclosures about fair value measurements are provided in Note 11. The Company will adopt SFAS 157 for its nonfinancial assets and liabilities, which primarily includes assessments of goodwill and long-lived assets for potential impairment, effective April 1, 2009. The application of SFAS 157 to those assets and liabilities is not expected to have a material impact on the Company’s financial statements.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Universal adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold based solely on their technical merit in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. As a result of adopting FIN 48, the Company recognized a net increase of approximately $10.9 million in its liability related to uncertain tax positions, which was accounted for as a decrease in the April 1, 2007, balance of retained earnings. Additional disclosures related to the adoption and application of FIN 48 are provided in Note 6.

Pronouncements to be Adopted in Future Periods

In addition to the above accounting pronouncements adopted through March 31, 2009, the following pronouncements have been issued and will become effective in fiscal year 2010.

•

FASB Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which requires that companies record assets acquired, liabilities assumed, and noncontrolling interests in business combinations at fair value, separately from goodwill, as of the acquisition date. This approach differs from the cost allocation approach provided under previous accounting guidance and can result in recognition of a gain at acquisition date if the cost to acquire a business is less than the net fair value of the assets acquired, liabilities assumed, and noncontrolling interests. SFAS 141R also provides new guidance on recording assets and liabilities that arise from contingencies in a business combination, and it requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. It is effective for fiscal years beginning after December 15, 2008, which means that Universal will apply the guidance to any business combinations occurring on or after April 1, 2009.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

In December 2006, a plan to sell the remaining businesses in the agri-products segment was approved, and the businesses were classified as “held for sale.” The sale of one of the agri-products businesses was completed in January 2007, the sale of another was completed in May 2007, and the assets of the remaining business were sold in October 2007.

Following these transactions, the Company’s continuing operations consist solely of its worldwide leaf tobacco business. The operating results of the non-tobacco businesses are reported as discontinued operations for all periods prior to their divestiture in the accompanying consolidated financial statements.

Sale of Deli Operations

On September 1, 2006, Universal completed the sale of the non-tobacco businesses managed by its wholly-owned subsidiary, Deli Universal, Inc. (“Deli”). As discussed above, those businesses comprised the Company’s entire lumber and building products segment and a portion of its agri-products segment. The total value of the transaction was approximately $565 million. After selling and other expenses, Universal realized a net value of $551 million, consisting of net cash proceeds of $397 million and the buyer’s assumption of $154 million of debt with the acquired businesses. The Company recorded a net loss on the sale of $35.0 million.

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

Amounts Reported as Discontinued Operations in the Accompanying Financial Statements

The consolidated statements of income reflect the following income (loss) from discontinued operations, net of income taxes, for the fiscal years ended March 31, 2008 and 2007:

	Fiscal Years Ended March 31,
	2008	2007
Operating results of discontinued operations, net of income taxes	$(191)	$8,987
Net gain (loss) on sale of businesses, net of income taxes (a)	363	(33,924)
Impairment charge on businesses held for sale, net of income taxes (b)	(317)	(11,122)

Loss from discontinued operations, net of income taxes	$(145)	$(36,059)

(a)

The loss on the sale of businesses during fiscal year 2007 primarily reflects the sale of the Deli Operations. The gain on sale of businesses during fiscal year 2008 reflects the completion of the sales of certain of the Company's other agri-products businesses, final agreement on sales price adjustments for those transactions, and final payment of selling expenses.

(b)

The impairment charges on businesses held for sale during fiscal years 2007 and 2008 represent adjustments necessary to reduce the Company's net investment in the non-tobacco businesses that were not part of the Deli Operations to estimated fair value less costs to sell.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating results for the Company’s discontinued non-tobacco operations for the fiscal years ended March 31, 2008 and 2007, were as follows:

	Fiscal Years Ended March 31,
	2008 (a)	2007 (a)
Sales and other operating revenues	$40,351	$929,835
Costs and expenses	40,472	907,656

Income (loss) before income taxes and other items	(121)	22,179
Income taxes	—	12,346
Minority interests, net of income taxes	70	846

Operating results of discontinued operations, net of income taxes	$(191)	$8,987

(a)

Deli Operations were sold in September 2006, and businesses (or the assets thereof) that compose the remaining agri-products operations were sold in January 2007, May 2007, and October 2007. Results for fiscal year 2008 reflect the agri-product businesses sold in May 2007 for two months and October 2007 for six months. Results for fiscal year 2007 reflect the Deli Operations for five months, one of the other two agri-products businesses for ten months, and the remaining agri-products businesses for the full year.

As required under the applicable accounting guidance, the results shown above do not reflect depreciation expense after July 6, 2006, for the Deli Operations and December 12, 2006, for the other agri-products operations, which are the respective dates they were classified as “held for sale.” This increased the earnings of the discontinued operations for the fiscal year ended March 31, 2007, by approximately $3.4 million before taxes and $2.3 million after taxes, but the effect for the fiscal year ended March 31, 2008 was immaterial. In addition, as permitted under the accounting standards, the Company allocated interest expense to the discontinued operations for all periods based on the ratio of the net assets of those operations to consolidated net assets. Total interest allocated in addition to direct third-party interest incurred was $0.3 million and $6.9 million, respectively, for the portions of fiscal years 2008 and 2007 before the businesses were sold.

NOTE 3. RESTRUCTURING AND IMPAIRMENT COSTS

During the fiscal years ended March 31, 2008 and 2007, Universal recorded restructuring and impairment costs related to several different activities and components of its business operations.

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

•	a cost reduction initiative implemented in the Company’s operations in Malawi that eliminated 237 positions (approximately $1 million before tax and minority interest);

•	a decision to close a sales and logistics office in Belgium and consolidate those operations with other functions located in Switzerland (approximately $3.2 million before tax); and

•	reorganizations and cost reduction initiatives at several smaller locations (approximately $0.9 million before tax).

The pension curtailment losses, which totaled $5 million, were associated with actions taken to terminate one defined benefit pension plan and to freeze another plan, as discussed further in Note 12.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company completed substantially all activities necessary to exit the flue-cured growing projects in Zambia and Malawi during fiscal year 2008. Prior to their disposal, the impaired assets of those projects were included in segment assets for flue-cured and burley leaf tobacco operations – Other Regions in Note 16. Zambia, Malawi, and other African countries remain important sources of tobacco, and Universal continues to procure tobacco grown by farmers in those origins.

Impairment of Equipment and Goodwill

In the third and fourth quarters of fiscal year 2007, the Company recorded charges for the impairment of certain equipment and goodwill. In the third quarter, a charge of $1.8 million was recorded for the impairment of leaf tobacco processing equipment previously used at the Company’s Danville, Virginia processing facility, which was closed in December 2005. Plans to redeploy that equipment at another Universal processing facility changed, and it was sold. Also in the third quarter, in conjunction with redefining its operating segments to reflect the continuing operations in the leaf tobacco business, the Company reallocated its goodwill to revised reporting units based on applicable accounting guidance. Following the reallocation, a $1.7 million charge was recorded to write off goodwill that was impaired. In the fourth quarter, a charge of $2.2 million was recorded for the impairment of an aircraft being marketed for sale. On a combined basis, these charges totaled $5.7 million before tax, $3.7 million after tax, or $0.14 per diluted share.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Liability

In addition to the initiatives and actions discussed above, the Company had certain liabilities related to previous restructuring activities at the beginning of fiscal year 2007. The payment of those liabilities is now substantially complete. The following is a reconciliation of the Company’s liability for restructuring costs from April 1, 2006 through March 31, 2009:

	One-Time and Special Termination Benefits	Other Costs	Total
Balance at April 1, 2006	$4,611	$435	$5,046
Payments during fiscal year 2007	(3,280)	(245)	(3,525)

Balance at March 31, 2007	1,331	190	1,521
Costs and payments during fiscal year 2008:
Costs charged to expense	6,717	—	6,717
Payments	(4,962)	(190)	(5,152)

Balance at March 31, 2008	3,086	—	3,086
Payments during fiscal year 2009	(1,437)	—	(1,437)

Balance at March 31, 2009	$1,649	$—	$1,649

The payments for termination benefits were made to 36 employees during fiscal year 2007, approximately 300 full-time employees and 10,500 seasonal employees during fiscal year 2008, and 23 employees during fiscal year 2009. Substantially all of the restructuring liability remaining at March 31, 2009, will be paid during fiscal year 2010.

NOTE 4. EUROPEAN COMMISSION FINES AND OTHER LEGAL AND TAX MATTERS

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES, and a fine of €11.88 million on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of €11.88 million (approximately $14.9 million at the September 2004 exchange rate) in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against the Company’s subsidiaries.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $40 million at the March 31, 2009 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

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

U.S. Foreign Corrupt Practices Act

As a result of a posting to the Company’s Ethics Complaint hotline alleging improper activities that involved or related to certain of the Company’s tobacco subsidiaries, the Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. These payments approximated $2 million over a seven-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but the Company believes those activities did not violate U.S. antitrust laws. The Company voluntarily reported these activities to the appropriate U.S. authorities in March 2006. On June 6, 2006, the Securities and Exchange Commission notified the Company that a formal order of investigation had been issued.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2009	2008	2007
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
From continuing operations:
Income from continuing operations	$131,739	$119,301	$80,411
Less: Dividends on convertible perpetual preferred stock	(14,850)	(14,850)	(14,685)

Earnings available to common shareholders from continuing operations	116,889	104,451	65,726
From discontinued operations:
Loss available to common shareholders from discontinued operations	—	(145)	(36,059)

Net income available to common shareholders	$116,889	$104,306	$29,667

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	25,570	27,263	25,935

Basic earnings (loss) per share:
From continuing operations	$4.57	$3.83	$2.53
From discontinued operations	—	(0.01)	(1.39)

Net income per share	$4.57	$3.82	$1.14

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
From continuing operations:
Earnings available to common shareholders from continuing operations	$116,889	$104,451	$65,726
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	14,850	14,850	—

Earnings available to common shareholders from continuing operations for calculation of diluted earnings per share	131,739	119,301	65,726
From discontinued operations:
Loss available to common shareholders from discontinued operations	—	(145)	(36,059)

Net income available to common shareholders	$131,739	$119,156	$29,667

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	25,570	27,263	25,935
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,718	4,711	—
Employee share-based awards	178	212	116

Denominator for diluted earnings (loss) per share	30,466	32,186	26,051

Diluted earnings (loss) per share:
From continuing operations	$4.32	$3.71	$2.52
From discontinued operations	—	(0.01)	(1.39)

Net income per share	$4.32	$3.70	$1.13

For the fiscal year ended March 31, 2007, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock (“Preferred Stock”) was not assumed since the effect was antidilutive to earnings per share from continuing operations. In addition, for the fiscal year ended March 31, 2007, the effect of employee share-based awards was antidilutive to the per-share effect of the loss from discontinued operations. Under the applicable financial reporting guidelines, this antidilutive effect is shown since these securities are dilutive to earnings per share from continuing operations for that period.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal years ended March 31, 2009 and 2008, certain stock appreciation rights and certain stock options outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive. These shares totaled 507,801 at a weighted-average exercise price of $56.52 for the fiscal year ended March 31, 2009, and 272,800 at a weighted-average exercise price of $62.66 for the fiscal year ended March 31, 2008. No stock options or stock appreciation rights were antidilutive for the fiscal year ended March 31, 2007.

NOTE 6. INCOME TAXES

Continuing Operations

Income taxes on income from continuing operations consisted of the following:

	Fiscal Year Ended March 31,
	2009	2008	2007
Current
United States	$19,622	$9,449	$670
State and local	4,178	2,744	1,693
Foreign	20,308	31,893	59,417

	44,108	44,086	61,780

Deferred
United States	17,066	71	(2,453)
State and local	123	48	1,157
Foreign	3,291	19,594	642

	20,480	19,713	(654)

Total	$64,588	$63,799	$61,126

Foreign taxes include U.S. tax expense on earnings of foreign subsidiaries.

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4	1.0	1.3
Impact of permanently reinvested earnings	0.4	0.4	1.3
Change in valuation allowance on deferred tax assets	(1.5)	(2.4)	4.6
Other, including changes in liabilities recorded for uncertain tax positions	(2.5)	1.4	3.1

Effective income tax rate	32.8%	35.4%	45.3%

The U.S. and foreign components of income from continuing operations before income taxes and other items were as follows:

	Fiscal Year Ended March 31,
	2009	2008	2007
United States	$103,791	$42,733	$(4,235)
Foreign	93,358	137,550	139,112

Total	$197,149	$180,283	$134,877

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2009	2008
Liabilities
Foreign withholding taxes	$22,910	$21,820
Undistributed earnings	42,887	16,462
Foreign currency translation	—	8,140
Goodwill	29,805	29,140
All other	33,881	20,145

Total deferred tax liabilities	$129,483	$95,707

Assets
Employee benefit plans	$45,276	$50,237
Foreign currency losses	29,953	—
Book over tax depreciation	2,478	3,592
Foreign currency translation	2,425	—
Deferred compensation	4,031	2,010
Tax credits	11,703	31,867
Impairment charges	466	286
Valuation allowances on Brazilian farmer advances and ICMS tax credits	20,498	13,354
Net operating loss carryforwards	3,750	13,537
All other	44,798	28,517

Total deferred tax assets	165,378	143,400
Valuation allowance	(3,980)	(14,485)

Net deferred tax assets	$161,398	$128,915

The Company’s valuation allowance on foreign tax credit carryforwards of $3.0 million at March 31, 2008, was reversed during fiscal year 2009 based on changes in the expected utilization of those carryforwards. The Company estimates that it will utilize all of those foreign tax credit carryforwards in its 2009 consolidated tax return. The tax credits shown above at March 31, 2009, represent $11.7 million of alternative minimum tax credit carryforwards which have an indefinite life. The net operating loss carryforwards of $3.8 million at March 31, 2009, relate to several foreign jurisdictions. Approximately $2.4 million of those carryforwards will expire in three to five years, and the remainder have unlimited carryforward periods.

Combined Income Tax Expense (Benefit)

The combined income tax expense (benefit) allocable to continuing operations, discontinued operations, other comprehensive income (loss), and direct adjustments to shareholders’ equity was as follows:

	Fiscal Year Ended March 31,
	2009	2008	2007
Continuing operations	$64,588	$63,799	$61,126
Discontinued operations	—	—	15,275
Other comprehensive income (loss)	(26,285)	14,010	3,118
Direct adjustments to shareholders’ equity	(848)	(4,316)	—

Total	$37,455	$73,493	$79,519

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions

Universal adopted Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective April 1, 2007, and recorded a cumulative effect adjustment of $10.9 million, increasing its liability for tax benefits, interest, and penalties related to uncertain tax positions and reducing the balance of retained earnings. A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended March 31, 2009 and 2008, is as follows:

	Fiscal Year Ended March 31,
	2009	2008
Liability for uncertain tax positions, beginning of year	$25,801	$25,278
Additions:
Related to tax positions for the current year	3,277	1,027
Related to tax positions for prior years	1,873	1,581
Reductions:
Related to tax positions for prior years	—	(1,252)
Due to settlements with tax jurisdictions	—	(466)
Due to lapses of statutes of limitations	(5,032)	(631)
Effect of currency rate movement	(3,179)	264

Liability for uncertain tax positions, end of year	$22,740	$25,801

Of the total liability for uncertain tax positions at March 31, 2009, approximately $16 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $4.1 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2010. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.

The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. The consolidated statements of income include net expense for interest and penalties of $3.6 million in fiscal year 2009, $0.2 million in fiscal year 2008, and $0.5 million in fiscal year 2007. The net expense in fiscal year 2008 included a benefit of approximately $1.2 million of accrued interest due to the favorable resolution of an uncertain tax position in one of the Company’s foreign tax jurisdictions. That accrued interest and the related amounts accrued for income taxes were recorded prior to the adoption of FIN 48. At March 31, 2009 and 2008, $7.5 million and $6.0 million, respectively, were accrued for interest and penalties.

Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2009, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2006. Open tax years in state and foreign jurisdictions generally range from three to six years.

NOTE 7. CREDIT FACILITIES

Five-Year Revolving Bank Credit Facility

In August 2007, the Company entered into a five-year revolving bank credit agreement that provides for a credit facility of $400 million, maturing in August 2012. Borrowings under the credit facility bear interest at variable rates, based on either 1) LIBOR plus a negotiated spread (0.8% at March 31, 2009) or 2) the higher of the federal funds rate plus 0.5% or Prime rate, each plus a negotiated spread (no spread at March 31, 2009). The Company pays a facility fee. Loans made under the facility may be used to provide general working capital, or for general corporate purposes. At March 31, 2009 and 2008, there were no borrowings outstanding under the revolving credit agreement.

Certain covenants in the revolving credit agreement require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with all debt covenants at March 31, 2009.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Credit Facilities

The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2009 and 2008, approximately $169 million and $126 million, respectively, were outstanding under these uncommitted lines of credit. At March 31, 2009, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $518 million. The weighted average interest rates on short-term borrowings outstanding as of March 31, 2009 and 2008, were approximately 4.9% and 4.7%, respectively.

In March 2009, the Company entered into a $50 million committed credit facility in the United States, primarily to supplement existing credit arrangements during the period when seasonal working capital requirements increase. The facility expires in December 2009, and borrowings bear interest at variable rates, based on either 1) LIBOR plus a negotiated spread (3.83% at March 31, 2009) or 2) the higher of the federal funds rate plus 0.5%, Prime rate, or LIBOR plus 1%, each plus a negotiated spread (2.83% at March 31, 2009). At March 31, 2009, there were no borrowings under the facility.

NOTE 8. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

	March 31,
	2009	2008
Medium-term notes due from 2009 to 2013 at various rates	$411,308	$402,942
Less current portion	(79,500)	—

Long-term obligations	$331,808	$402,942

Notes

The Company had $411 million in medium-term notes outstanding at March 31, 2009. These notes mature at various dates from September 2009 to October 2013 and were all issued with fixed interest rates. Interest rates on the notes range from 5.00% to 8.00%. In November 2008, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

Other Information

The fair value of the Company’s long-term obligations, including the current portion, was approximately $380 million at March 31, 2009, and $405 million at March 31, 2008.

From time to time, the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2009 and 2008, the Company had interest rate swap agreements in place on $170 million and $95 million, respectively, of long-term debt. The fair value of those swap agreements was an asset of $11.8 million at March 31, 2009, and $3.4 million at March 31, 2008. Additional disclosures related to the Company’s interest rate swap agreements are provided in Note 10.

Maturities of long-term debt outstanding at March 31, 2009, by fiscal year, were as follows: 2010—$79.5 million; 2011—$15 million; 2012—$95 million; 2013—$10 million; and 2014—$200 million. All long-term debt outstanding at March 31, 2009, is scheduled to be repaid by the end of fiscal year 2014.

NOTE 9. LEASES

The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $19.3 million in fiscal year 2009, $17.0 million in fiscal year 2008, and $12.3 million in fiscal year 2007. Future minimum payments under non-cancelable operating leases total $15.8 million in 2010, $11.9 million in 2011, $7.9 million in 2012, $4.2 million in 2013, $3.3 million in 2014, and $8.4 million after 2014.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. DERIVATIVES AND HEDGING ACTIVITIES

As discussed in Note 1, Universal adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” effective March 31, 2009. SFAS No. 161 requires enhanced disclosures about derivatives and hedging activities.

The Company is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange contracts. However, the Company’s policy permits other instruments and in some cases exposures are managed using local borrowings. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and the consolidated balance sheets. In the consolidated statements of cash flows, the cash flows associated with all of these activities are reported in net cash provided by operating activities.

Fair Value Hedging Strategy for Interest Rate Risk

Universal has entered into interest rate swap agreements to manage its exposure to interest rate risk. The Company’s strategy is to maintain a level of floating rate debt that approximates the interest rate exposure on its committed inventories. The strategy is implemented by converting a portion of its fixed-rate debt to floating rates. The interest rate swap agreements allow the Company to receive amounts equal to the fixed interest payments it is obligated to make on the underlying debt instruments in exchange for making floating-rate interest payments that adjust semi-annually based on changes in the benchmark interest rate.

The Company’s interest rate swap agreements are designated and qualify as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. In all cases, the critical terms of each interest rate swap agreement match the terms of the underlying debt instrument, and there is no hedge ineffectiveness. At March 31, 2009, the total notional amount of the Company’s receive-fixed/pay-floating interest rate swaps was $170 million.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco and therefore can adversely impact the gross profit earned on the sale of that tobacco. Since the Company is able to reasonably forecast the volume, timing, and local currency cost of its tobacco purchases, it has routinely entered into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of those purchases. This strategy contemplates the Company’s pricing arrangements with key customers and substantially eliminates the variability of future U.S. dollar cash flows for tobacco purchases for the foreign currency notional amount hedged. The Company employed this hedging strategy during the fiscal years ended March 31, 2008 and 2009, for tobacco purchases in Brazil, where the large crops and the terms of sale to customers make it particularly desirable to manage the related foreign exchange rate risk. To date, the strategy has been limited to tobacco purchases in Brazil, although it could be used with operations in other countries for which forward currency markets exist. The strategy can also be used for local currency denominated processing costs in addition to tobacco purchases.

The Company did not designate the forward contracts it entered for the 2007-2008 crop year as hedges, and therefore it recognized all related gains and losses in earnings on a mark-to-market basis each reporting period. For the 2008-2009 crop cycle, all contracts were designated and qualify as hedges of the future cash flows associated with forecast purchases of tobacco. As a result, except for insignificant amounts related to any ineffective portion of the hedging strategy, gains and losses on the forward contracts are recognized in comprehensive income as they occur, but are not recognized in earnings until the related tobacco is sold to third-party customers.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2009, the Company hedged approximately $190 million U.S. dollar notional amount related to 2008-2009 crop tobacco purchases in Brazil, primarily related to customer contractual requirements. As noted above, all of the related forward contracts were designated and accounted for as cash flow hedges. Purchases of the 2008-2009 crop are expected to be completed in July 2009, and all forward contracts that were open at March 31, 2009, will mature and be settled by that time. For all hedge gains and losses recorded in accumulated other comprehensive loss at March 31, 2009, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2010. At March 31, 2009, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued.

During fiscal year 2008, the Company hedged approximately $240 million U.S. dollar notional amount related to the 2007-2008 crop in Brazil, but they were not designated and accounted for as hedges, so gains and losses on those contracts were recorded in earnings as they occurred.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets which are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities at most times of the year, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary position when the local currency strengthens against the U.S. dollar. Due to the size of its operations and the fact that it provides significant financing to farmers for crop production, the Company’s subsidiary in Brazil has significant exposure to currency remeasurement gains and losses due to fluctuations in exchange rates at certain times of the year. During fiscal year 2009, the Brazilian currency weakened dramatically from September through December 2008, generating approximately $41 million in remeasurement losses on net monetary assets held during that period. To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2009, the Company entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains for the notional amount hedged in the consolidated statements of income. Accordingly, the Company did not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $36 million in U.S. dollars, and all of the contracts matured and were settled before March 31, 2009. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may also obtain short-term local currency financing during periods of the year when net monetary assets are at peak levels. This strategy, while not involving the use of derivative instruments, finances a portion of the local currency monetary assets with local currency monetary liabilities and hedges a portion of the overall position. During fiscal year 2009, the Company used this strategy for local borrowings that approximated $26 million in U.S. dollars.

The Company has several foreign subsidiaries that transact the majority of their sales and finance the majority of their operating requirements in their local currency, and therefore use their respective local currencies as the functional currency for reporting purposes. From time to time, these subsidiaries sell tobacco to customers in transactions that are not denominated in the functional currency. In those situations, the subsidiaries routinely enter into forward exchange contracts to offset currency risk for the period of time the related trade account receivable is outstanding with the customer. The contracts are not designated as hedges for accounting purposes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2009, 2008, and 2007.

	Fiscal Year Ended March 31,
	2009	2008	2007
Fair Value Hedges—Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$8,366	$3,990	$(850)
Location of gain (loss) recognized in earnings	Interest expense

Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$(8,366)	$(3,990)	$850
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges—Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(22,006)	$—	$—
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$—	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$102	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges—Forward Foreign Currency Exchange Contracts
Contracts related to forecast purchases of tobacco in Brazil
Gain (loss) recognized in earnings	$1,583	$6,864	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to net local currency monetary assets and liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$(355)	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to accounts receivable of non-U.S. dollar subsidiaries
Gain (loss) recognized in earnings	$2,613	$(298)	$(1,117)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Total gain (loss) recognized in earnings for forward foreign currency exchange contracts not designated as hedges	$3,841	$6,566	$(1,117)

For the interest rate swap agreements designated as fair value hedges, since the hedges have no ineffectiveness, the gain or loss recognized in earnings on the derivative is offset by a corresponding loss or gain on the underlying hedged debt.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, the $22 million recorded in accumulated other comprehensive loss during fiscal year 2009 reflects contracts that matured and were settled through March 31, 2009, as well as contracts that remained open at that date. Assuming continued hedge effectiveness after year-end, the open contracts could increase or decrease the amount recorded in accumulated other comprehensive loss. Those amounts are expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2010 when the related tobacco is expected to be sold to customers. Based on the hedging strategy, as the loss or gain is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2009 and 2008:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet	Fair Value as of March 31,		Balance Sheet	Fair Value as of March 31,
	Location	2009	2008	Location	2009	2008
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$11,808	$3,442	Long-term obligations	$—	$—

Forward foreign currency exchange contracts	Other current assets	2,397	—	Accounts payable and accrued expenses	10,026	—

Total		$14,205	$3,442		$10,026	$—

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$45	$507	Accounts payable and accrued expenses	$712	$1

Total		$45	$507		$712	$1

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. FAIR VALUE MEASUREMENTS

As discussed in Note 1, Universal adopted SFAS 157, “Fair Value Measurements,” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” effective April 1, 2008.

SFAS 157 and Related Disclosures

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. Through March 31, 2009, the application of SFAS 157 was generally limited to financial assets and liabilities because application to most nonfinancial assets and liabilities was deferred one year by subsequent guidance issued by the FASB. The adoption of SFAS 157 resulted in an increase of approximately $1.3 million in the fair value liability associated with the Company’s guarantees of bank loans to tobacco growers in Brazil (see Note 15). SFAS 157 will be adopted for nonfinancial assets and liabilities effective April 1, 2009. The application of SFAS 157 to those items, which primarily includes assessments of goodwill and long-lived assets for potential impairment, is not expected to have a material effect on the Company’s financial statements.

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

Level	Description
1	quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date;

2	quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities, in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability;

3	unobservable inputs for the asset or liability.

In measuring the fair value of liabilities, the Company considers the risk of non-performance in determining fair value.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2009, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the table below and are classified based on how their values were determined under the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$156,164	$—	$—	$156,164
Trading securities associated with deferred compensation plans	15,468	—	—	15,468
Interest rate swaps	—	11,808	—	11,808
Forward foreign currency exchange contracts	—	2,442	—	2,442

Total assets	$171,632	$14,250	$—	$185,882

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$35,154	$35,154
Forward foreign currency exchange contracts	—	10,738	—	10,738

Total liabilities	$—	$10,738	$35,154	$45,892

Money market funds

The fair value of money market funds, which are reported in cash and cash equivalents in the consolidated balance sheets, is based on quoted market prices (Level 1). The fair values of these investments approximate cost due to the short-term maturities and the high credit quality of the issuers of the underlying securities.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal year ended March 31, 2009, is as follows:

Balance at April 1, 2008	$36,493
Favorable experience in collection of 2007-08 crop year loans	(3,737)
Change in aggregate guaranteed loan balance due to removal of 2007-08 crop year loans from the portfolio and addition of 2008-09 crop year loans	5,748
Change in discount rate and estimated collection period	3,465
Currency remeasurement	(6,815)

Balance at March 31, 2009	$35,154

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

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plans

Description of Plans

The Company sponsors several defined benefit pension plans covering U.S. salaried employees and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. Plan assets consist primarily of equity investments and fixed income securities.

The Company also sponsors defined benefit plans that provide postretirement health and life insurance benefits for eligible U.S. employees who have attained specific age and service levels. The health benefits are funded by the Company as the costs of those benefits are incurred, and the plan design includes cost-sharing features such as deductibles and coinsurance. The Company funds the life insurance benefits with deposits to a reserve account held by an insurance company.

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

Universal adopted the recognition and disclosure provisions of SFAS 158, effective March 31, 2007, which changed the manner in which the funded status of the Company’s defined benefit plans is reported in the consolidated balance sheet. Under SFAS 158, actuarial gains and losses and prior service costs continue to be deferred and recognized in expense ratably over appropriate future periods, but the overfunded or underfunded status of the defined benefit plans is measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”). This difference is recorded as an asset (if overfunded) or a liability (if underfunded), with a corresponding adjustment to accumulated other comprehensive loss, net of tax. To reflect the funded status of its plans in the consolidated balance sheet upon adopting SFAS 158, the Company recorded an adjustment to increase its liability for pension and other postretirement benefits by $43.5 million, decrease intangible pension assets by $0.7 million, and increase accumulated other comprehensive loss by $28.6 million, net of tax. Following adoption, as the net unrecognized actuarial loss and unrecognized prior service costs are recognized in net periodic benefit cost in the consolidated statements of income, those amounts are reclassified from accumulated other comprehensive loss.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective March 31, 2009, the Company adopted the measurement timing provisions of SFAS 158, which require that the funded status of defined benefit plans be measured as of the balance sheet date. Previously, companies were allowed to measure funded status up to three months before the balance sheet date. As a result of adopting the new measurement timing provisions, the Company changed its annual measurement date from December 31 to March 31. As required by SFAS 158, the benefit expense related to the intervening three-month transition period, which totaled $2.3 million before income taxes and $1.5 million after tax, was recorded as a direct adjustment to retained earnings.

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

Actuarial Assumptions

Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations were as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rates:
Benefit cost for plan year	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Benefit obligation at end of plan year	7.75%	6.00%	5.75%	7.75%	6.00%	5.75%
Expected long-term return on plan assets:
Benefit cost for plan year	7.75%	7.75%	7.75%	4.30%	4.30%	4.30%
Benefit obligation at end of plan year	7.75%	7.75%	7.75%	4.30%	4.30%	4.30%
Salary scale	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Healthcare cost trend rate	N/A	N/A	N/A	8.50%	8.50%	9.50%

The discount rate used to calculate the benefit obligation at March 31, 2009 increased significantly from the previous year, reflecting higher yields on corporate bonds used to derive the rate. Those higher bond yields primarily reflect an expansion of credit spreads in the financial markets. The healthcare cost trend rate used by the Company was revised as of March 31, 2009 to reflect an updated study of medical cost inflation rates. The revised trend assumption of 8.50% in 2009 declines gradually to 4.50% in 2028.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status

The following table reflects the changes in benefit obligations and plan assets in 2009 and 2008, and the funded status of the plans at March 31, 2009 and 2008:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2009	2008	2009	2008
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$176,992	$210,977	$—	$—
Projected benefit obligation	199,907	244,689	38,420	48,659

Change in projected benefit obligation:
Projected benefit obligation, beginning of year measurement date	$244,689	$239,494	$48,659	$55,203
Service cost	4,724	5,731	787	961
Interest cost	13,594	13,139	2,790	3,021
Measurement date change	1,496	—	846	—
Effect of discount rate change	(29,988)	(7,008)	(5,033)	(1,024)
Foreign currency exchange rate changes	(5,424)	5,373	—	—
Settlements	(6,064)	(3,149)	—	—
Other	3,070	9,231	(4,900)	(5,412)
Benefit payments	(26,190)	(18,122)	(4,729)	(4,090)

Projected benefit obligation, end of year measurement date	$199,907	$244,689	$38,420	$48,659

Change in plan assets:
Plan assets at fair value, beginning of year measurement date	$183,286	$165,416	$3,801	$3,942
Actual return on plan assets	(52,178)	9,975	216	187
Employer contributions	37,533	25,862	4,399	3,762
Settlements	(6,064)	(3,149)	—	—
Foreign currency exchange rate changes	(4,307)	3,304	—	—
Benefit payments	(26,190)	(18,122)	(4,729)	(4,090)

Plan assets at fair value, end of year measurement date	$132,080	$183,286	$3,687	$3,801

Funded status:
Funded status of the plans, end of year measurement date	$(67,827)	$(61,403)	$(34,733)	$(44,858)
Contributions after measurement date	—	1,862	—	761

Funded status of the plans, end of fiscal year	$(67,827)	$(59,541)	$(34,733)	$(44,097)

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the guidance in SFAS 158, the funded status of the plans at the end of fiscal years 2009 and 2008 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2009	2008	2009	2008
Current liability (included in accounts payable and accrued expenses)	$(7,738)	$(11,212)	$(3,808)	$(4,148)
Non-current liability (reported as pensions and other postretirement benefits)	(60,089)	(48,329)	(30,925)	(39,949)

Amounts recognized in the consolidated balance sheets	$(67,827)	$(59,541)	$(34,733)	$(44,097)

Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2009 and 2008, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2009	2008	2009	2008
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation	$197,847	$239,868	$38,420	$48,659
Aggregate fair value of plan assets	129,664	178,243	3,687	3,801
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation	171,825	42,032	N/A	N/A
Aggregate fair value of plan assets	126,279	4,660	N/A	N/A

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$4,724	$5,731	$5,848	$787	$961	$1,068
Interest cost	13,594	13,139	12,806	2,790	3,021	3,113
Expected return on plan assets	(13,380)	(12,397)	(10,894)	(157)	(162)	(172)
Curtailment loss	800	4,952	—	—	—	—
Settlement cost	5,449	634	1,345	—	—	—
Net amortization and deferral	2,245	3,276	3,559	(48)	(48)	58

Net periodic benefit cost	$13,432	$15,335	$12,664	$3,372	$3,772	$4,067

A one-percentage-point increase in the assumed healthcare cost trend rate would increase the March 31, 2009, accumulated postretirement benefit obligation by approximately $0.8 million, while a one-percentage-point decrease would reduce the accumulated benefit obligation by approximately $0.7 million. The aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2010 would not change by a significant amount as a result of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss

The amounts recognized in other comprehensive income (loss) for fiscal years 2009 and 2008 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. With the change in benefit plan measurement dates as of March 31, 2009, the changes in net actuarial loss and prior service cost recorded in other comprehensive income (loss) for fiscal year 2009 reflect the 15-month period from December 31, 2007 to March 31, 2009. Reclassification adjustments represent amounts included in accumulated other comprehensive loss at the beginning of the year that were recognized in net periodic benefit cost during the year. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2009	2008	2009	2008
Change in net actuarial loss:
Net actuarial loss, beginning of year measurement date	$35,452	$37,589	$(3,335)	$3,455
Losses (gains) arising during the year	37,900	943	(10,330)	(6,790)
Reclassification adjustments during the year	(2,440)	(3,080)	—	—

Net actuarial loss, end of year measurement date	70,912	35,452	(13,665)	(3,335)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year measurement date	1,385	3,762	(95)	(144)
Prior service cost (benefit) arising during the year	(3,619)	3,229	—	—
Reclassification adjustments during the year	(1,166)	(5,606)	57	49

Prior service cost (benefit), end of year measurement date	(3,400)	1,385	(38)	(95)

Total amounts in accumulated other comprehensive loss at end of year measurement date, before income taxes	$67,512	$36,837	$(13,703)	$(3,430)

Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit adjustments related to ownership interests in unconsolidated affiliates. The Company expects to recognize approximately $2.4 million of the net actuarial loss and $0.3 million of the prior service benefit at March 31, 2009, in net periodic benefit cost during fiscal year 2010.

Allocation of Pension Plan Assets

The Pension Investment Committee of the Board of Directors (the “Committee”) oversees the investment of funds for the Company’s U.S. defined benefit pension plan which represents 91% of total plan assets and 76% of total PBO. The Committee has established, and periodically adjusts, target asset allocations for those investments to reflect a balance of the needs for liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. During fiscal year 2009, the Committee waived the investment allocation policy pending the results of a current study to determine a new policy. The Company provided additional contributions of $10 million to the plan in fiscal year 2009 and has added an asset class, high yield securities, to the fixed income category that represents approximately 10% of plan assets. Although the new policy will be determined later in fiscal year 2010, with the addition of the new class, and assuming that it replaces equity and fixed income investments in equal amounts, the target allocation would be: domestic equity securities – 50%, international equity securities – 15%, fixed income securities – 25%, and fixed income-high yield securities – 10%.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Using the Company’s investment allocation policy prior to the Committee waiver noted above, the weighted–average target pension asset allocation and target ranges at the March 31, 2009, measurement date and the actual asset allocations at the March 31, 2009 and December 31, 2007, measurement dates by asset category were as follows:

			Actual Allocation
Asset Category(1)	Target Allocation	Range	March 31, 2009	December 31, 2007
Domestic equity securities	55.0%	49% - 61%	39.3%	53.3%
International equity securities	15.0%	13% - 17%	10.6%	16.5%
Fixed income securities(2)	30.0%	25% -35%	50.1%	30.2%

Total	100.0%		100.0%	100.0%

(1)	The plan holds no real estate assets.
(2)	Actual amounts include high yield securities and cash balances held for the payment of benefits.

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

Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions are in the form of funding those benefits as they are incurred. Due primarily to the dramatic market declines that significantly reduced the values of equity securities held by the Company’s U.S. pension plans, additional contributions totaling approximately $10 million were made to the plans during the fourth quarter of fiscal year 2009. With these additional contributions and regular contributions to be made in future periods, the Company believes that it is in full compliance with all funding requirements of the Pension Protection Act of 2006. The Company expects to make contributions of approximately $12 million to its pension plans in fiscal year 2010.

Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year:	Pension Benefits	Other Postretirement Benefits
2010	$18,652	$3,809
2011	13,162	3,954
2012	14,856	3,965
2013	14,487	3,916
2014	15,174	3,878
2015-2019	92,878	18,986

Other Benefit Plans

Universal and several U.S. subsidiaries offer an employer-matched defined contribution savings plan. This plan replaced an existing employer-matched stock purchase plan during fiscal year 2007 and provides substantially the same benefits as that plan. Amounts charged to expense for these plans were approximately $1.4 million for fiscal year 2009, $1.5 million for fiscal year 2008, and $1.3 million for fiscal year 2007.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. COMMON AND PREFERRED STOCK

Common Stock

At March 31, 2009, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 24,999,127 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them. If dividends on the Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) are not declared and paid for any dividend period, then dividends on the common stock may not be paid until the dividends on the Preferred Stock have been paid for a period of four consecutive quarters.

On November 7, 2007, Universal’s Board of Directors authorized a program to repurchase up to $150 million of the Company’s outstanding common shares. The program extends through November 2009. The Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. Through March 31, 2009, the Company had repurchased 2,552,995 shares of common stock at a total cost of approximately $127.8 million, representing a weighted-average price of $50.05 per share.

Convertible Perpetual Preferred Stock

The Company is also authorized to issue up to 5,000,000 shares of preferred stock. In March and April 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) were issued under this authorization, and 219,999 shares were issued and outstanding at March 31, 2009. The Preferred Stock has a liquidation preference of $1,000 per share. Holders of the Preferred Shares are entitled to receive quarterly dividends at the rate of 6.75% per annum on the liquidation preference when, as, and if declared by the Company’s Board of Directors. Dividends are not cumulative in the event the Board does not declare a dividend for one or more quarterly periods. Under the terms of the Preferred Stock offering, the Board is prohibited from declaring regular dividends on the Preferred Shares in any period in which the Company fails to meet specified levels of shareholders’ equity and net income; however, in that situation, the Board may instead declare such dividends payable in shares of the Company’s common stock or from net proceeds of common stock issued during the ninety-day period prior to the dividend declaration. The Preferred Shares have no voting rights, except in the event the Company fails to pay dividends for four consecutive or non-consecutive quarterly dividend periods or fails to pay the redemption price on any date that the Preferred Shares are called for redemption, in which case the holders of Preferred Shares will be entitled to elect two additional directors to the Company’s Board to serve until dividends on the Preferred Stock have been fully paid for four consecutive quarters.

The Preferred Shares are convertible, at the option of the holder, at any time into shares of the Company’s common stock at a conversion rate that is adjusted each time the Company pays a dividend on its common stock that exceeds $0.43 per share. The conversion rate at March 31, 2009 was 21.4699 shares of common stock per preferred share, which represents a conversion price of approximately $46.58 per common share. Upon conversion, the Company may, at its option, satisfy all or part of the conversion value in cash.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. EXECUTIVE STOCK PLANS AND STOCK-BASED COMPENSATION

Executive Stock Plans

The Company’s shareholders have approved Executive Stock Plans under which officers, directors, and employees of the Company and its subsidiaries may receive grants and awards of common stock, restricted stock, restricted stock units, (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. Currently, grants are outstanding under the 1997 Executive Stock Plan, the 2002 Executive Stock Plan, and the 2007 Stock Incentive Plan. Together, these plans are referred to in this disclosure as the “Plans.” Up to 2 million shares of the Company’s common stock may be issued under each of the Plans; however, direct awards of common stock, restricted stock, or RSUs under both the 2002 Executive Stock Plan and the 2007 Stock Incentive Plan are limited to 500,000 shares.

The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Executive Compensation, Nominating, and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year. Since fiscal year 2006, grants have included restricted stock, RSUs, PSAs, and stock-settled SARs. Prior to 2006, non-qualified stock options were the primary form of stock-based compensation awarded, and some of those options remained outstanding at March 31, 2009. Outside directors automatically receive shares of restricted stock following each annual meeting of shareholders.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and SARs

The following tables summarize the Company’s stock option and SAR activity and related information for fiscal years 2007 through 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Fiscal Year Ended March 31, 2007:
Outstanding at beginning of year	2,011,782	$43.34
Granted	265,500	36.03
Exercised	(1,232,967)	43.81
Cancelled/expired	(17,000)	38.94
Forfeited	(69,500)	38.21

Outstanding at end of year	957,815	41.16

Fiscal Year Ended March 31, 2008:
Granted	272,800	62.66
Exercised	(632,725)	42.10

Outstanding at end of year	597,890	49.97

Fiscal Year Ended March 31, 2009:
Granted	132,000	51.32
Exercised	(10,333)	36.14

Outstanding at end of year	719,557	$50.41	7.37	$65

Exercisable at end of year	432,483	$48.29	6.67	$65

Expected to vest in future periods	287,074	$53.61	8.42	$—

	Fiscal Year Ended March 31,
	2009	2008	2007
Total intrinsic value of stock options and/or SARs exercised	$143	$12,850	$10,698
Total fair value of stock options and/or SARs vested	$2,283	$2,026	$—

Intrinsic value and aggregate intrinsic value in the tables above are based on the difference between the market price of the underlying shares at the exercise date or balance sheet date, as applicable, and the exercise prices of the stock options and SARs. The closing market prices used to determine the aggregate intrinsic value at the end of each fiscal year were as follows: $29.92 at March 31, 2009, $65.53 at March 31, 2008, and $61.35 at March 31, 2007.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs

The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2007 through 2009:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Fiscal Year Ended March 31, 2007:
Unvested at beginning of year	67,915	$46.21	28,900	$38.16	—	$—
Granted	71,909	36.57	20,000	35.26	—	—
Vested	(7,503)	46.00	—	—	—	—
Forfeited	(8,530)	41.19	—	—	—	—

Unvested at end of year	123,791	40.96	48,900	36.98	—	—

Fiscal Year Ended March 31, 2008:
Granted	74,149	61.87	11,500	49.78	—	—
Vested	(60,163)	47.22	—	—	—	—

Unvested at end of year	137,777	49.48	60,400	39.41	—	—

Fiscal Year Ended March 31, 2009:
Granted	44,590	50.28	14,500	48.01	31,600	51.32
Vested	(32,203)	48.93	—	—	—	—
Forfeited	(1,034)	48.26	—	—	—	—

Unvested at end of year	149,130	$49.84	74,900	$41.08	31,600	$51.32

Stock-Based Compensation Expense

Determination of the Grant Date Fair Value of Stock-Based Compensation

As noted above, the Company granted SARs, RSUs, restricted stock, and PSAs during fiscal years 2007 through 2009. The fair value of the RSUs, restricted stock, and PSAs was based on the market price of the common stock on the grant date. The fair values of the SARs were estimated using the Black-Scholes pricing model and the following assumptions:

	Fiscal Year Ended March 31,
	2009	2008	2007
Assumptions:
Expected term	5.0 years	5.0 years	6.0 years
Expected volatility	31.3%	26.1%	31.6%
Expected dividend yield	3.50%	2.81%	4.77%
Risk-free interest rate	3.32%	5.00%	4.67%

Resulting fair value of SARs and stock options granted	$11.65	$14.64	$8.11

The expected term was based on the Company’s historical stock option exercise data for instruments with comparable features and economic characteristics. The expected volatility was estimated based on historical volatility of the Company’s common stock using weekly closing prices. The expected dividend yield was based on the annualized quarterly dividend rate and the market price of the common stock at grant date. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the grant date for securities with a remaining term equal to the expected term of the SARs or stock options. Since all SAR grants were awarded on the same date in each of the three fiscal years 2007 through 2009, the fair values shown in the above table represent the weighted-average grant date fair values for those years.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recognition and Pro Forma Disclosure of Compensation Expense

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2009, 2008, and 2007, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2009	2008	2007
Total stock-based compensation expense	$4,870	$7,980	$4,242
Income tax benefit recorded on stock-based compensation expense	$1,704	$2,793	$1,485

At March 31, 2009, the Company had $4.9 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.3 years. During the fiscal years ended March 31, 2009, 2008, and 2007, the Company received cash proceeds of $65 thousand, $24.4 million, and $51 million, respectively, from the exercise of stock options, and realized income tax benefits totaling $28 thousand, $4.3 million, and $3.6 million, respectively, from those transactions.

NOTE 15. COMMITMENTS AND OTHER MATTERS

Commitments

The Company enters into contracts to purchase tobacco from farmers in a number of the countries in which it operates. The majority of these contracts are with farmers in Brazil and several African countries. Most contracts cover one annual growing season, but some contracts with commercial farmers in Africa cover multiple years. Primarily with the farmer contracts in Brazil, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2009, the Company had contracts to purchase approximately $656 million of tobacco, $520 million of which represented volumes to be delivered during the coming fiscal year. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by advances to farmers, which totaled approximately $214 million at March 31, 2009. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the seasonal or long-term financing it provided to the farmers. As discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers, primarily in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company has commitments related to approved capital expenditures and various other requirements that approximated $28 million at March 31, 2009.

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At March 31, 2009, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $104 million, net of the accrual recorded for the fair value of the guarantees. About 60% of these guarantees expire within one year, and all of the remainder expire within five years. As noted above, the subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to third-party banks could result in a liability for the subsidiary under the related guarantee; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make as of March 31, 2009, was the face amount, $104 million, including unpaid accrued interest ($165 million as of March 31, 2008). The accrual recorded for the value of the guarantees was approximately $35.2 million and $36.5 million at March 31, 2009 and 2008, respectively. In addition to these guarantees, the Company has other contingent liabilities totaling approximately $53 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union (see Note 4).

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers

A material part of the Company’s business is dependent upon a few customers. For the fiscal years ended March 31, 2009, 2008 and 2007, revenue from Philip Morris International, Inc. was approximately $700 million, $500 million, and $500 million, respectively. For the same periods, Japan Tobacco, Inc. accounted for revenue of approximately $550 million, $440 million, and $400 million, respectively, and Imperial Tobacco Group, PLC accounted for revenue of approximately $280 million, $210 million, and $180 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations. The loss of, or substantial reduction in business from, any of these customers would have a material adverse effect on the Company.

Accounts Receivable

The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $3.5 million and $5.4 million at March 31, 2009 and 2008, respectively. At March 31, 2009 and 2008, accounts receivable by reportable operating segment were as follows:

	March 31,
	2009	2008
Flue-cured and burley leaf tobacco operations:
North America	$54,157	$40,593
Other Regions	170,697	158,552

Subtotal	224,854	199,145
Other tobacco operations	38,529	31,962

Consolidated accounts receivable	$263,383	$231,107

ICMS Tax Credits in Brazil

In recent years, the Company’s operating subsidiary in Brazil paid significant amounts of ICMS (“Imposto Sobre Circulacao de Mercadorias e Servicos”) tax. ICMS is a value-added tax on the transfer of goods and services between states in Brazil and is paid when tobacco purchased from farmers outside the state of Rio Grande do Sul is brought into that state for processing. Payment of the ICMS tax generates tax credits that may be used to offset ICMS tax obligations generated on domestic sales of processed tobacco and agricultural materials, or they may be sold or transferred to third parties. Since domestic sales compose only about one-fifth of total sales, the subsidiary has historically generated excess ICMS tax credits that are offered and sold to other companies, generally at a discount, upon approval from state tax authorities. During fiscal year 2005, changes in the ICMS tax regulations were implemented to limit the ability of companies to use purchased ICMS tax credits and to impose new restrictions, including consent from local governmental authorities, on the sale or transfer of those credits to third parties. As a result of these changes, management determined that it was unlikely to realize, through use, sale, or transfer, a substantial amount of the unused ICMS tax credits. Based on management’s expectations about future realization, the Brazilian operating subsidiary has recorded a valuation allowance on the ICMS tax credits. At March 31, 2009, the subsidiary held total ICMS tax credits of approximately $24 million, and the related valuation allowance was approximately $8 million. At March 31, 2008, ICMS tax credits totaled approximately $37 million, and the related valuation allowance was approximately $3 million. The allowance on ICMS tax credits may be adjusted in future periods based on market conditions and the subsidiary’s ability to use the excess tax credits or sell or transfer them to third parties.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statutory Severance Obligation in Malawi

The Malawi Employment Act of 2000 (“the Act”) established a legal obligation for companies operating in Malawi to pay a statutory severance benefit based on qualified compensation and years of service to employees upon termination of employment by retirement, death, mutual agreement, or involuntary action by the company. Interpretation of the Act and actual practice since its original passage have extended this severance benefit to employees if they were not entitled to a company-sponsored pension benefit or otherwise only to the extent that it exceeded the company-sponsored pension benefit. The statutory severance benefit has been the subject of court cases in Malawi, and rulings issued by the courts during fiscal year 2008 interpreted the severance benefit as being fully payable in addition to company-sponsored pensions. Those rulings also expanded the qualifying compensation on which the severance benefit is based. The Company’s operating subsidiary in Malawi engaged outside actuaries to calculate its statutory severance obligation based on the court interpretations, and an additional $7.8 million in severance costs were accrued in the fourth quarter of fiscal year 2008 to increase the total recorded obligation for statutory severance benefits to $8.8 million. After minority interest and income taxes, the $7.8 million accrual reduced income from continuing operations and net income by $4.9 million, or $0.15 per diluted share. During fiscal year 2009, the subsidiary continued to accrue statutory severance costs based on actuarial calculations, and the total severance obligation at March 31, 2009 was approximately $9.4 million. Various groups in Malawi advocate restoring the severance requirements to their original interpretation because of the adverse effect the court rulings have on businesses and the possibility that these businesses will terminate their company-sponsored pension benefits. Legislative amendments to the Act that would change or clarify the law to make eligibility for the benefit consistent with the original practice and interpretation may be proposed. Should such amendments be considered and become law, a portion of the severance obligation recorded at March 31, 2009 could be reversed.

Investment in Socotab L.L.C.

Universal has a 49% ownership interest in Socotab L.L.C., a leading processor and leaf merchant of oriental tobaccos with operations located principally in Europe. Summarized financial information for Socotab L.L.C. for its fiscal years ended March 31, 2009, 2008, and 2007, is as follows:

	Fiscal Years Ended March 31,
	2009	2008	2007
Income Statement Information:
Sales	$398,196	$329,112	$307,390
Gross profit	84,318	75,475	77,234
Net income	33,033	20,470	27,039

	March 31,
	2009	2008
Balance Sheet Information:
Current assets	$293,695	$356,746
Property, plant and equipment and other assets	68,303	78,073
Current liabilities	199,517	258,370
Long-term obligations and other liabilities	9,739	8,169
Minority interests	338	484

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. OPERATING SEGMENTS

Universal’s operations involve selecting, buying, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes and/or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. A substantial portion of the Company’s revenues are derived from sales to a limited number of large, multinational cigarette manufacturers.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of or for the fiscal years ended March 31, 2009, 2008 and 2007, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2009	2008	2007	2009	2008	2007
Flue-cured and burley leaf tobacco operations:
North America	$416,899	$336,170	$348,926	$48,010	$34,379	$40,276
Other Regions (1)	1,848,430	1,485,304	1,393,223	140,476	143,589	131,841

Subtotal	2,265,329	1,821,474	1,742,149	188,486	177,968	172,117
Other Tobacco Operations (2)	289,330	324,348	265,123	41,989	39,960	36,599

Segment total	2,554,659	2,145,822	2,007,272	230,475	217,928	208,716

Less:
Equity in pretax earnings of unconsolidated affiliates (3)				20,543	13,500	14,235
Restructuring and impairment costs (4)				—	12,915	30,890

Consolidated total	$2,554,659	$2,145,822	$2,007,272	$209,932	$191,513	$163,591

	Segment Assets			Goodwill
	March 31,			March 31,
	2009	2008	2007	2009	2008	2007
Flue-cured and burley leaf tobacco operations:
North America	$295,908	$298,015	$315,852	$—	$—	$—
Other Regions (1)	1,534,021	1,589,179	1,675,725	100,747	101,738	101,163

Subtotal	1,829,929	1,887,194	1,991,577	100,747	101,738	101,163
Other Tobacco Operations (2)	308,247	299,567	294,808	3,428	2,787	3,014

Segment total	2,138,176	2,186,761	2,286,385	104,175	104,525	104,177
Assets of discontinued operations	—	—	42,437	—	—	—

Consolidated total	$2,138,176	$2,186,761	$2,328,822	$104,175	$104,525	$104,177

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2009	2008	2007	2009	2008	2007
Flue-cured and burley leaf tobacco operations:
North America	$10,926	$11,423	$13,495	$3,215	$5,296	$3,043
Other Regions (1)	27,866	28,924	30,657	25,595	18,354	17,780

Subtotal	38,792	40,347	44,152	28,810	23,650	20,823
Other Tobacco Operations (2)	2,998	2,893	4,153	6,846	4,054	4,355

Segment and consolidated total	$41,790	$43,240	$48,305	$35,656	$27,704	$25,178

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)

Includes Dark Air-Cured, Oriental and Special Services, as well as inter-company eliminations. Oriental does not contribute significantly to the reported amounts for sales and other operating revenues, goodwill, depreciation and amortization, or capital expenditures because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $98.8 million, $106.6 million, and $93.5 million at March 31, 2009, 2008, and 2007, respectively.

(3)	Item is included in segment operating income, but is not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data as of or for the fiscal years ended March 31, 2009, 2008, and 2007, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets consist of net property, plant, and equipment, goodwill, other intangibles, and certain other non-current assets.

Geographic Data

	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2009	2008	2007
United States	$370,182	$358,198	$364,217
Belgium	527,807	416,148	347,576
Germany	187,957	204,573	219,250
All other countries	1,468,713	1,166,903	1,076,229

Consolidated total	$2,554,659	$2,145,822	$2,007,272

	Long-Lived Assets
	Fiscal Year Ended March 31,
	2009	2008	2007
United States	$96,667	$101,600	$113,427
Brazil	158,591	165,180	170,388
Mozambique	48,679	50,686	51,233
All other countries	115,067	124,896	135,202

Consolidated total	$419,004	$442,362	$470,250

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal years ended March 31, 2009 and 2008 is provided in the table below. Due to the seasonal nature of the Company’s business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2009
Sales and other operating revenues	$506,287	$785,590	$699,144	$563,638
Gross profit	103,034	155,143	165,968	95,196
Income from continuing operations and net income	21,111	41,782	53,084	15,762
Earnings available to common shareholders after dividends on convertible perpetual preferred stock	17,399	38,069	49,372	12,049
Earnings per common share:
Basic	0.65	1.50	1.98	0.48
Diluted	0.64	1.38	1.78	0.48
Cash dividends declared per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.45	0.45	0.46	0.46
Market price range of common stock:
High	64.96	55.63	52.03	35.17
Low	45.00	44.24	29.83	25.82

Fiscal Year Ended March 31, 2008
Sales and other operating revenues	$450,217	$655,330	$573,094	$467,181
Gross profit	84,168	142,716	127,005	76,209
Income (loss) from:
Continuing operations	18,178	40,473	50,752	9,898
Discontinued operations	530	(675)	—	—
Net income	18,708	39,798	50,752	9,898
Earnings available to common shareholders after dividends on convertible perpetual preferred stock	14,995	36,086	47,040	6,185
Earnings (loss) per common share:
Basic:
Continuing operations	0.53	1.34	1.72	0.23
Discontinued operations	0.02	(0.02)	—	—
Net income	0.55	1.32	1.72	0.23
Diluted:
Continuing operations	0.52	1.25	1.56	0.23
Discontinued operations	0.02	(0.02)	—	—
Net income	0.54	1.23	1.56	0.23
Cash dividends declared per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.44	0.44	0.45	0.45
Market price range of common stock:
High	66.60	62.55	54.08	67.08
Low	59.66	44.48	44.85	45.69

Note:	Earnings (loss) per share amounts for each fiscal year may not equal the total of the four quarterly amounts due to differences in weighted-average outstanding shares for the respective periods and to the fact that the Company’s convertible perpetual preferred stock may be antidilutive for some periods.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results were as follows:

•

Second Quarter 2009 — $25.4 million in currency remeasurement losses in Brazil caused by a 19% devaluation of the local currency against the U.S. dollar during the quarter. The remeasurement losses were recorded on net monetary assets denominated in the local currency, including trade receivables and payables, advances to farmers, value-added tax credits, and net deferred income tax assets. The remeasurement losses reduced net income by $16.5 million, and diluted earnings per share by $0.54.

•

Third Quarter 2009 – $19.7 million in additional currency remeasurement losses in Brazil caused by a 22% devaluation of the local currency against the U.S. dollar during the quarter. Like the second quarter, the remeasurement losses related to net monetary assets denominated in the local currency. They reduced net income for the third quarter by $12.8 million, and diluted earnings per share by $0.43.

•

First Quarter 2008 — $3.3 million in restructuring costs, consisting of severance and voluntary termination benefits associated with the downsizing of the Company’s operations in Canada, the release of farm managers and workers employed in flue-cured tobacco growing projects in Zambia and Malawi that the Company exited at the end of the 2006-2007 crop year, and cost reduction initiatives at several smaller locations. After minority interest and income taxes, these costs reduced income from continuing operations and net income by $2.3 million, or $0.08 per diluted share.

•

Fourth Quarter 2008 — $9.6 million in restructuring costs, consisting of severance costs primarily associated with a workforce reduction in the Company’s operations in Malawi and a decision to close and consolidate a sales and logistics office in Europe, as well as curtailment losses associated with actions taken to terminate a small defined benefit pension plan and freeze another small plan. After minority interests and income taxes, these costs reduced income from continuing operations and net income by $5.8 million, or $0.21 per diluted share. The Company’s subsidiary in Malawi also recorded a separate charge of $7.8 million to accrue an obligation established by recent court rulings that entitle employees to certain statutory severance benefits as discussed in Note 13. After minority interest and income taxes, this charge reduced income from continuing operations and net income by $4.9 million, or $0.18 per diluted share. Partially offsetting the above costs was a gain of $6.5 million on the sale of surplus timberland in Brazil that increased income from continuing operations and net income by $4.3 million, or $0.16 per diluted share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, at March 31, 2007 and during fiscal year 2009, the Company adopted the liability provisions, and measurement date provisions, respectively, of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. On April 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). In 2007, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

May 28, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of

Universal Corporation

We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009 and our report dated May 28, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

May 28, 2009

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

For the three years ended March 31, 2009, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.

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

As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based on its assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2009. Their report on this audit appears on page 84 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2009 Proxy Statement.

The following are executive officers of the Company as of May 29, 2009.

Name	Position	Age
G. C. Freeman, III	Chairman, President and Chief Executive Officer	46
W. K. Brewer	Executive Vice President and Chief Operating Officer	50
D. C. Moore	Senior Vice President and Chief Financial Officer	53
K. M. L. Whelan	Vice President and Treasurer	62
P. D. Wigner	Vice President, General Counsel, Secretary & Chief Compliance Officer	40
R. M. Peebles	Controller	51

There are no family relationships between any of the above officers.

K.M.L. Whelan and R.M. Peebles have been employed by the Company in their listed capacities during the last five years. G.C. Freeman, III served as General Counsel and Secretary from February 1, 2001, until November 2005, and was elected Vice President in November 2005, President in December 2006, and Chief Executive Officer effective April 1, 2008. W.K. Brewer served as President of Universal Leaf North America U.S., Inc. from January 1, 2002 until March 2006 and was elected Executive Vice President of Universal Leaf Tobacco Company, Incorporated (“Universal Leaf”) in March 2006, and Vice President of Universal Corporation in August 2007. D.C. Moore was elected Senior Vice President and Chief Financial Officer effective September 1, 2008. Mr. Moore served as Vice President and Chief Administrative Officer from April 2006 until September 2008, as Senior Vice President of Universal Leaf from September 2005 until April 2006, and as Managing Director of Universal Leaf International SA from April 2002 until September 2005. P.D. Wigner was elected Chief Compliance Officer in November 2007, Vice President in August 2007, and General Counsel and Secretary in November 2005. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005.

The Company has a Code of Conduct that includes the New York Stock Exchange’s requirements for a “Code of Business Conduct and Ethics” and the Securities and Exchange Commission’s requirements for a “Code of Ethics for Senior Financial Officers.” The Code of Conduct is applicable to all officers, employees, and outside directors of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available through the “Investor/Corporate Governance” section of the Company’s website at www.universalcorp.com. If the Company amends a provision of the Code of Conduct, or grants a waiver from any such provision to a director or executive officer, the Company will disclose such amendments and the details of such waivers on the Company’s website to the extent required by the Securities and Exchange Commission or the New York Stock Exchange.

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Executive Compensation, Nominating, and Corporate Governance Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2009 Proxy Statement and such information is incorporated by reference herein.

Item 11.	Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2009 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Shares of the Company’s common stock are authorized for issuance with respect to the Company’s compensation plans. The following table sets forth information as of March 31, 2009, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by shareholders:
1994 Amended and Restated Stock Option Plan for Non-Employee Directors	23,000	$35.59	—
1997 Executive Stock Plan	14,667	29.24	—
2002 Executive Stock Plan	678,004	51.01	295,155	(2)
2007 Stock Incentive Plan	197,720	51.26	1,785,378	(3)
Equity compensation plans not approved by shareholders(4)	—	—

Total	913,391	$51.62	2,080,533

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants, and rights.
(2)

The 2002 Executive Stock Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units. All of the 255,200 shares of common stock remaining available for future issuance under that plan are available for awards of common stock or restricted stock.

(3)

The 2007 Stock Incentive Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units. Of the 1,785,378 shares of common stock remaining available for future issuance under that plan, 417,400 shares are available for awards of common stock, restricted stock units, or restricted stock.

(4)	All of the Company’s equity compensation plans have been approved by shareholders.

Refer also to the caption “Stock Ownership” in the Company’s 2009 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Refer to the caption “Certain Transactions” in the Company’s 2009 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2009 Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

Refer to the caption “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2009 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Form 10-K:

1.	Financial Statements.

Consolidated Statements of Income for the Fiscal Years Ended March 31, 2009, 2008, and 2007

Consolidated Balance Sheets at March 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2009, 2008, and 2007

Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements of the Fiscal Years Ended March 31, 2009, 2008, and 2007

Report of Independent Registered Accounting Firm

Report of Independent Registered Accounting Firm on Internal Control Over Financial Reporting

2.	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

3.	Exhibits. The exhibits are listed in the Exhibit Index immediately following the signature pages to this Form 10-K.

(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section to this Form 10-K.

(c)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts appears on the following page of this Form 10-K. All other schedules are not required under the related instructions or are not applicable and therefore have been omitted.

Schedule II—Valuation and Qualifying Accounts

Universal Corporation

Fiscal Year Ended March 31, 2009, 2008, and 2007

Description	Balance at Beginning of Period	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (a)	Balance at End of Period
(in thousands of dollars)
Fiscal Year Ended March 31, 2007
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$4,712	$1,124	$—	$(753)	$5,083

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	28,960	31,822	—	(13,063)	47,719

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	16,359	—	—	(2,434)	13,925

Fiscal Year Ended March 31, 2008
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$5,083	$3,456	$—	$(619)	$7,920

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	47,719	22,323	—	(48,457)	21,585

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	13,925	(9,277)	—	—	4,648

Fiscal Year Ended March 31, 2009
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$7,920	$(913)	$—	$(970)	$6,037

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	21,585	26,908	—	(20,329)	28,164

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	4,648	8,871	—	(1,262)	12,257

(a)	Includes direct write-offs of assets and currency remeasurement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION

May 29, 2009

	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. FREEMAN, III George C. Freeman, III	Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)	May 29, 2009

/s/ DAVID C. MOORE David C. Moore	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2009

/s/ ROBERT M. PEEBLES Robert M. Peebles	Controller (Principal Accounting Officer)	May 29, 2009

/s/ JOHN B. ADAMS, JR. John B. Adams, Jr.	Director	May 29, 2009

/s/ CHESTER A. CROCKER Chester A. Crocker	Director	May 29, 2009

/s/ JOSEPH C. FARRELL Joseph C. Farrell	Director	May 29, 2009

/s/ CHARLES H. FOSTER, JR. Charles H. Foster, Jr.	Director	May 29, 2009

/s/ THOMAS H. JOHNSON Thomas H. Johnson	Director	May 29, 2009

/s/ EDDIE N. MOORE, JR. Eddie N. Moore, Jr.	Director	May 29, 2009

Signature	Title	Date

/s/ JEREMIAH J. SHEEHAN Jeremiah J. Sheehan	Director	May 29, 2009

/s/ HUBERT R. STALLARD Hubert R. Stallard	Director	May 29, 2009

/s/ WALTER A. STOSCH Walter A. Stosch	Director	May 29, 2009

/s/ DR. EUGENE P. TRANI Dr. Eugene P. Trani	Director	May 29, 2009

EXHIBIT INDEX

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation, effective August 30, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K Registration Statement filed September 6, 2007, File No. 1-652).

3.2	Amended and Restated Bylaws (as of March 10, 2006) (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2006, File No. 1-652).

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 1-652).

4.2	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 1-652).

4.3	Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 1-652).

4.4	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 1-652).

4.5	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 3, 2002, File No. 1-652).

4.6	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2002, File No. 1-652).

4.7	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 24, 2002, File No. 1-652).

4.8	Form of Fixed Rate Note due September 26, 2012 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2002, File No. 1-652).

4.9	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 31, 2002, File No. 1-652).

4.10	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2002, File No. 1-652).

4.11	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2002, File No. 1-652).

4.12	Form of Fixed Rate Note due September 15, 2009 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2002, File No. 1-652).

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

10.1	Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 1-652).

10.2	Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

1

Exhibit Number	Document
10.3	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.4	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 1-652).

10.5	Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 1-652).

10.6	Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.7	Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 1-652).

10.8	First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.9	Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 1-652).

10.10	Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-652).

10.11	Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 1-652).

10.12	Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors dated October 27, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-652).

10.13	Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

10.14	Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.15	Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.16	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.17	Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 1-652).

2

Exhibit Number	Document
10.18	Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.19	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.20	Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.21	Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.22	Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 1-652).

10.23	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 1-652).

10.24	Form of 2002 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.25	Form of 2002 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 1-652).

10.26	Form of 2005 Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 9, 2005, File No. 1-652).

10.27	Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.28	Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-652).

10.29	Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-652).

10.30	Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-652).

10.31	Form Change of Control Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 1-652).

10.32	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 1-652).

10.33	Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 1-652).

3

Exhibit Number	Document
10.34	Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, file no. 1-652).

10.35	Credit Agreement dated as of August 31, 2007, among the Registrant, or Borrower; certain domestic subsidiaries of the Borrower as may from time to time become a party thereto, as Guarantors; the banks named therein and other financial institutions as may become a party thereto, as Lenders; and Wachovia Bank, National Association, as Administrative Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed September 3, 2007, File No. 1-652).

10.36	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 1-652).

10.37	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 1-652).

10.38	Form of Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 1-652).

10.39	Form Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 28, 2008, File No. 1-652).

10.40	Form Performance Share Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 1-652).

10.41	Form Restricted Stock Unit Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 1-652).

10.42	Form Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 1-652).

10.43	Form Performance Share Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 23, 2009, File No. 1-652).

10.44	Purchase and Sale Agreement, dated July 6, 2006, by and between the Registrant, Deli Universal, Inc., NVDU Acquisition B.V., and N.V. Deli Universal (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 11, 2006, File No. 1-652).

10.45	Form of Amended Employee Grantor Trust Enrollment Agreement dated December 29, 2006, between Universal Leaf Tobacco Company, Incorporated and named executive officers (Allen B. King, George C. Freeman, III, and Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 5, 2007, File No. 1-652).

10.46	Universal Corporation 2007 Stock Incentive Plan dated August 7, 2007 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 1-652).

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

4

Exhibit Number	Document
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

5