Form 10-Q
period 2009-06-30
UNIVERSAL CORP /VA/
filed 2009-08-06
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From              to

Commission File Number: 001-00652

UNIVERSAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0414210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9201 Forest Hill Avenue, Richmond, Virginia	23235
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2009, the total number of shares of common stock outstanding was 24,819,136.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended June 30,
	2009	2008
	(Unaudited)
Sales and other operating revenues	$616,112	$506,287
Costs and expenses
Cost of goods sold	476,748	403,253
Selling, general and administrative expenses	69,592	64,847

Operating income	69,772	38,187
Equity in pretax earnings (loss) of unconsolidated affiliates	3,641	(50)
Interest income	565	950
Interest expense	8,155	7,666

Income before income taxes and other items	65,823	31,421
Income taxes	22,019	10,281

Net income	43,804	21,140
Less: net income attributable to noncontrolling interests in subsidiaries	(59)	(29)

Net income attributable to Universal Corporation	43,745	21,111

Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)

Earnings available to Universal Corporation common shareholders	$40,033	$17,399

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$1.60	$0.65

Diluted	$1.47	$0.64

Retained earnings - beginning of year	$686,960	$711,655
Net income attributable to Universal Corporation	43,745	21,111
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock	(3,712)	(3,712)
Common stock (2009 - $0.46 per share; 2008 - $0.45 per share)	(11,536)	(12,382)
Repurchase of common stock - cost in excess of stated capital amount	(2,773)	(45,350)

Retained earnings - end of period	$712,684	$671,322

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2009	June 30, 2008	March 31, 2009
	(Unaudited)	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$131,167	$141,805	$212,626
Short-term investments	—	28,939	—
Accounts receivable, net	229,764	224,854	263,383
Advances to suppliers, net	141,383	207,743	214,282
Accounts receivable - unconsolidated affiliates	15,654	16,183	20,371
Inventories - at lower of cost or market:
Tobacco	886,232	965,244	586,136
Other	66,851	63,766	60,712
Prepaid income taxes	14,238	13,005	13,181
Deferred income taxes	43,385	24,281	68,264
Other current assets	80,031	93,216	64,964

Total current assets	1,608,705	1,779,036	1,503,919

Property, plant and equipment
Land	16,002	16,516	15,773
Buildings	254,846	256,470	251,875
Machinery and equipment	507,681	517,272	492,214

	778,529	790,258	759,862
Less accumulated depreciation	(462,266)	(463,345)	(447,575)

	316,263	326,913	312,287

Other assets
Goodwill and other intangibles	106,030	106,413	106,097
Investments in unconsolidated affiliates	112,781	115,744	103,987
Deferred income taxes	20,393	50,164	17,376
Other noncurrent assets	91,297	92,922	94,510

	330,501	365,243	321,970

Total assets	$2,255,469	$2,471,192	$2,138,176

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2009	June 30, 2008	March 31, 2009
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Notes payable and overdrafts	$171,125	$260,590	$168,608
Accounts payable and accrued expenses	281,336	310,971	236,837
Accounts payable - unconsolidated affiliates	100	119	19,191
Customer advances and deposits	57,288	165,945	14,162
Accrued compensation	20,818	19,128	24,710
Income taxes payable	8,839	7,133	6,867
Current portion of long-term obligations	79,500	—	79,500

Total current liabilities	619,006	763,886	549,875

Long-term obligations	329,596	399,496	331,808

Pensions and other postretirement benefits	94,219	91,776	91,248

Other long-term liabilities	81,639	95,839	79,159

Deferred income taxes	51,226	44,072	52,842

Total liabilities	1,175,686	1,395,069	1,104,932

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at June 30, 2008, and March 31, 2009)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 24,901,506 shares issued and outstanding (26,095,635 at June 30, 2008, and 24,999,127 at March 31, 2009)	195,437	200,763	194,037
Retained earnings	712,684	671,322	686,960
Accumulated other comprehensive loss	(45,207)	(12,156)	(64,547)

Total Universal Corporation shareholders’ equity	1,075,937	1,072,952	1,029,473

Noncontrolling interests in subsidiaries	3,846	3,171	3,771

Total shareholders’ equity	1,079,783	1,076,123	1,033,244

Total liabilities and shareholders’ equity	$2,255,469	$2,471,192	$2,138,176

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Three Months Ended June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,804	$21,140
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	9,902	10,292
Amortization	504	249
Provisions for losses on advances and guaranteed loans to suppliers	583	3,766
Remeasurement loss (gain), net	6,261	(306)
Other, net	13,825	10,280
Changes in operating assets and liabilities, net	(126,603)	(182,739)

Net cash used by operating activities	(51,724)	(137,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,158)	(6,126)
Purchases of short-term investments	—	(9,658)
Maturities and sales of short-term investments	—	39,608
Proceeds from sale of property, plant and equipment, and other	1,813	3,866

Net cash provided (used) by investing activities	(9,345)	27,690

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	(3,124)	127,318
Issuance of common stock	—	37
Repurchase of common stock	(2,981)	(47,229)
Dividends paid on convertible perpetual preferred stock	(3,712)	(3,712)
Dividends paid on common stock	(11,461)	(11,729)

Net cash provided (used) by financing activities	(21,278)	64,685

Effect of exchange rate changes on cash	888	678

Net decrease in cash and cash equivalents	(81,459)	(44,265)
Cash and cash equivalents at beginning of year	212,626	186,070

Cash and cash equivalents at end of period	$131,167	$141,805

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is the world’s leading leaf tobacco merchant and processor. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. As part of the process of preparing its financial statements, the Company performed an evaluation of subsequent events occurring from June 30, 2009, the date of the consolidated balance sheet included in this report, through August 6, 2009, the date its financial statements were issued. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements Adopted Through June 30, 2009

Effective April 1, 2009, Universal adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests in subsidiaries that are included in a company’s consolidated financial statements, commonly referred to as “minority interests,” be reported as a component of shareholders’ equity in the balance sheet. It also requires that a company’s consolidated net income and comprehensive income include the amounts attributable to both the company’s interest and the noncontrolling interest in the subsidiary, identified separately in the financial statements. Finally, the new guidance requires certain disclosures about noncontrolling interests in the consolidated financial statements. Adoption of SFAS 160 did not have a material impact on the Company’s financial statements.

Effective April 1, 2009, Universal also adopted FASB Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which requires that companies record assets acquired, liabilities assumed, and noncontrolling interests in business combinations at fair value, separately from goodwill, as of the acquisition date. This approach differs from the cost allocation approach provided under previous accounting guidance and can result in recognition of a gain at acquisition date if the cost to acquire a business is less than the net fair value of the assets acquired, liabilities assumed, and noncontrolling interests. SFAS 141R also provides new guidance on recording assets and liabilities that arise from contingencies in a business combination, and it requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. Universal will apply the guidance to any business combinations occurring after April 1, 2009.

Effective June 30, 2009, the Company adopted FASB Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), which was issued by the FASB in May 2009 with required adoption for interim or annual periods ending after June 15, 2009. SFAS 165 establishes standards for accounting and disclosure for events occurring after the balance sheet date but before financial statements are issued. It defines the period after the balance sheet date during which events or transactions should be evaluated for potential recognition or disclosure, and it provides guidance on recognition and disclosure of actual transactions or events occurring after the balance sheet date. The adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

Pronouncements to be Adopted in Future Periods

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparing financial statements in conformity with generally accepted accounting principles in the United States. Once effective, all guidance in the Codification will carry the same level of authority, and all future changes or additions to U.S. generally accepted accounting principles will be issued as Accounting Standards Updates. SFAS 168 does not make any changes to existing accounting guidance that will impact the Company’s accounting and financial reporting. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which means that Universal will begin applying the guidance in its financial statements beginning with the interim period ending September 30, 2009.

NOTE 3. GUARANTEES AND OTHER CONTINGENT LIABILITIES

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At June 30, 2009, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $82 million, net of the accrual recorded for the fair value of the guarantees. About 44% of these guarantees expire within one year, and all of the remainder expire within five years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at June 30, 2009, was the face amount ($82 million) including unpaid accrued interest ($110 million as of June 30, 2008, and $104 million at March 31, 2009). The fair value of the guarantees was a liability of approximately $36 million at June 30, 2009 ($37 million at June 30, 2008, and $35 million at March 31, 2009). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $53 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union, as discussed below.

European Commission Fines and Other Legal Matters

European Commission Fines in Spain

In October 2004, the European Commission (the “Commission”) imposed fines on “five companies active in the raw Spanish tobacco processing market” totaling €20 million for “colluding on the prices paid to, and the quantities bought from, the tobacco growers in Spain.” Two of the Company’s subsidiaries, Tabacos Espanoles S.A. (“TAES”), a purchaser and processor of raw tobacco in Spain, and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, were among the five companies assessed fines. In its decision, the Commission imposed a fine of €108,000 on TAES and a fine of €11.88 million on Deltafina. Deltafina did not and does not purchase or process raw tobacco in the Spanish market, but was and is a significant buyer of tobacco from some of the Spanish processors. The Company recorded a charge of about €12 million (approximately $14.9 million at the September 2004 exchange rate) in the second quarter of fiscal year 2005 to accrue the full amount of the fines assessed against the Company’s subsidiaries.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the

Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $42 million at the June 30, 2009 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

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

U.S. Foreign Corrupt Practices Act

As a result of a posting to the Company’s Ethics Complaint hotline alleging improper activities that involved or related to certain of its tobacco subsidiaries, the Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. The payments involved approximated $2 million over a seven-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but the Company believes those activities did not violate U.S. antitrust laws. The Company voluntarily reported these activities to the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) in March 2006. On June 6, 2006, the SEC notified the Company that a formal order of investigation had been issued.

The Company has engaged in settlement discussions with the DOJ and SEC to resolve the above-referenced matter. Although those discussions are ongoing, the Company expects to enter into agreements with the DOJ and the SEC to resolve the matter, and it believes it is probable that such resolution will include injunctive relief, disgorgement and prejudgment interest, fines, and penalties. Since this matter arose, the Company has recorded accruals that it believes are adequate to satisfy the estimated financial settlement it expects with the resolution of this matter. However, because the Company’s discussions are ongoing, it cannot predict with certainty when or whether an agreement will be reached with the DOJ and SEC, or the precise terms of any such agreement. The Company will continue to cooperate with the authorities in this matter while resolution discussions proceed.

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

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except per share data)	2009	2008

Basic Earnings Per Share

Numerator for basic earnings per share
Net income attributable to Universal Corporation	$43,745	$21,111
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)

Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	40,033	17,399

Denominator for basic earnings per share
Weighted average shares outstanding	24,985	26,897

Basic earnings per share	$1.60	$0.65

Diluted Earnings Per Share

Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$40,033	$17,399
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	—

Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	43,745	17,399

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,985	26,897
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,728	—
Employee share-based awards	131	218

Denominator for diluted earnings per share	29,844	27,115

Diluted earnings per share	$1.47	$0.64

For the three months ended June 30, 2008, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effect was not dilutive to earnings per share.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended June 30,
(in thousands of dollars - all amounts net of income taxes)	2009	2008

Net income	$43,804	$21,140
Foreign currency translation adjustment	8,144	1,690
Foreign currency hedge adjustment	11,212	1,595

Total comprehensive income	63,160	24,425

Less: comprehensive income attributable to noncontrolling interests in subsidiaries (including foreign currency translation adjustment)	(75)	11

Comprehensive income attributable to Universal Corporation	$63,085	$24,436

NOTE 6. INCOME TAXES

The Company’s consolidated effective income tax rate on pre-tax earnings from continuing operations for the quarter ended June 30, 2009 was approximately 33%. The rate was lower than the 35% U.S. federal statutory rate, primarily due to higher earnings of certain foreign subsidiaries in the African region where income tax rates are generally below the U.S. rate due to the structure of the ownership of the region. For the quarter ended June 30, 2008, the effective income tax rate was also approximately 33%, and was lower than the U.S. federal statutory income tax rate primarily due to changes in the Company’s overall tax position that allowed it to utilize foreign tax credit carryforwards and reverse a valuation allowance that had previously been recorded on those carryforwards.

NOTE 7. DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange contracts. However, the Company’s policy permits other instruments, and management works to minimize net monetary positions in non-functional currencies, which may include using local borrowings. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and the consolidated balance sheets.

Fair Value Hedging Strategy for Interest Rate Risk

The Company has entered into interest rate swap agreements to manage its exposure to interest rate risk, with a strategy of maintaining a level of floating rate debt that approximates the interest rate exposure on committed inventories. The strategy is implemented by converting a portion of the Company’s fixed-rate debt to floating rates. The interest rate swap agreements allow the Company to receive amounts equal to the fixed interest payments it is obligated to make on the underlying debt instruments in exchange for making floating-rate interest payments that adjust semi-annually based on changes in the benchmark interest rate.

The interest rate swap agreements are designated and qualify as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. In all cases, the critical terms of each interest rate swap agreement match the terms of the underlying debt instrument, and there is no hedge ineffectiveness. At June 30, 2009, the total notional amount of the Company’s receive-fixed/pay-floating interest rate swaps was $170 million.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco and therefore can adversely impact the gross profit earned on the sale of that tobacco. Since the Company is able to reasonably forecast the volume, timing, and local currency cost of its tobacco purchases, it has routinely entered into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of those purchases. This strategy contemplates the Company’s pricing arrangements with key customers and substantially eliminates the variability of future U.S. dollar cash flows for tobacco purchases for the foreign currency notional amount hedged. The Company employed this hedging strategy during the fiscal years ended March 31, 2008 and 2009, and through the quarter ended June 30, 2009, for tobacco purchases in Brazil, where the large crops, the terms of sale to customers, and the availability of derivative markets make it particularly desirable to manage the related foreign exchange rate risk.

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

During fiscal year 2009 and through the quarter ended June 30, 2009, the Company hedged approximately $241 million U.S. dollar notional amount related to 2008-2009 crop tobacco purchases in Brazil, primarily related to customer contractual requirements. As noted above, all of the related forward contracts were designated and accounted for as cash flow hedges. Purchases of the 2008-2009 crop were completed in July 2009, and all forward contracts that were open at June 30, 2009, matured and were settled by that time. Sales of the 2008-2009 crop began during the quarter ended June 30, 2009, and a portion of the hedge gains and losses previously recorded in accumulated other comprehensive income was reclassified to cost of goods sold related to those sales. For all remaining hedge gains and losses recorded in accumulated other comprehensive loss at June 30, 2009, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2010.

During fiscal year 2008 and through the quarter ended June 30, 2008, the Company hedged approximately $240 million U.S. dollar notional amount related to the 2007-2008 crop in Brazil, but they were not designated and accounted for as hedges, so gains and losses on those contracts were recorded in earnings as they occurred.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets which are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities at most times of the year, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. Due to the size of its operations and the fact that it provides significant financing to farmers for crop production, the Company’s subsidiary in Brazil has significant exposure to currency remeasurement gains and losses due to fluctuations in exchange rates at certain times of the year. To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2009, the Company entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts were recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains for the notional amount hedged in the consolidated statements of income. Accordingly, the Company did not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $36 million in U.S. dollars, and all of the contracts matured and were settled before March 31, 2009. To further mitigate currency remeasurement exposure, the Company’s Brazilian subsidiary has obtained short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position. During the quarter ended June 30, 2009, such local borrowings in Brazil approximated $31 million.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,
(in thousands of dollars)	2009	2008

Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Loss recognized in earnings	$(2,212)	$(3,446)
Location of loss recognized in earnings	Interest expense

Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain recognized in earnings	$2,212	$3,446
Location of gain recognized in earnings	Interest expense

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Loss recorded in accumulated other comprehensive loss	$(6,385)	$—
Loss reclassified from accumulated other comprehensive loss into earnings	$(9,634)	$—
Location of loss reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold

Ineffective Portion and Early De-designation of Hedges
Gain recognized in earnings	$1,872	$—
Location of gain recognized in earnings	Selling, general and administrative expenses

Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Contracts related to forecast purchases of tobacco in Brazil
Gain recognized in earnings	$—	$1,856
Location of gain recognized in earnings	Selling, general and administrative expenses

Contracts related to net local currency monetary assets and liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Contracts related to accounts receivable of non-U.S. dollar subsidiaries
Gain recognized in earnings	$353	$185
Location of gain recognized in earnings	Selling, general and administrative expenses

Total gain recognized in earnings for forward foreign currency exchange contracts not designated as hedges	$353	$2,041

For the interest rate swap agreements designated as fair value hedges, since the hedges have no ineffectiveness, the gain or loss recognized in earnings on the derivative is offset by a corresponding loss or gain on the underlying hedged debt.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $6 million remained in accumulated other comprehensive loss at June 30, 2009. That balance reflects contracts that had matured and were settled, as well as contracts that remained open, less the amount reclassified to earnings related to tobacco sold through June 30, 2009. Assuming continued hedge effectiveness, the contracts that were open at June 30, 2009 could increase or decrease the amount recorded in accumulated other comprehensive loss. The balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold during fiscal year 2010 as the remaining 2008-2009 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the loss or gain is recognized in earnings, it is generally offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Margins on the sale of the tobacco are generally not significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2009 and 2008, and March 31, 2009:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2009	June 30, 2008	March 31, 2009		June 30, 2009	June 30, 2008	March 31, 2009
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non- current assets	$9,596	$1,530	$11,808	Long-term obligations	$—	$1,535	$—

Forward foreign currency exchange contracts	Other current assets	176	739	2,397	Accounts payable and accrued expenses	163	975	10,026

Total		$9,772	$2,269	$14,205		$163	$2,510	$10,226

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$820	$—	$45	Accounts payable and accrued expenses	$—	$—	$712

Total		$820	$—	$45		$—	$—	$712

NOTE 8. FAIR VALUE MEASUREMENTS

Universal adopted the provisions of SFAS 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities effective April 1, 2008, and for nonfinancial assets and liabilities effective April 1, 2009. The financial assets and liabilities measured in accordance with SFAS 157 include money market funds, available-for-sale securities, trading securities associated with deferred compensation plans, interest rate swap agreements, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. The application of SFAS 157 to nonfinancial assets and liabilities primarily includes assessments of goodwill and long-lived assets for potential impairment. The adoption of SFAS 157 for both financial and nonfinancial assets and liabilities did not have a material effect on the Company’s financial statements.

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

Level	Description
1	quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date;

2	quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities, in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and

3	unobservable inputs for the asset or liability.

In measuring the fair value of liabilities, the Company considers the risk of non-performance in determining fair value.

At June 30, 2009, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and classified based on how their values were determined under the fair value hierarchy:

	June 30, 2009
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$53,656	$—	$—	$53,656
Trading securities associated with deferred compensation plans	15,016	—	—	15,016
Interest rate swaps	—	9,596	—	9,596
Forward foreign currency exchange contracts	—	996	—	996

Total assets	$68,672	$10,592	$—	$79,264

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$36,156	$36,156
Forward foreign currency exchange contracts	—	163	—	163

Total liabilities	$—	$163	$36,156	$36,319

Money market funds

The fair values of money market funds, which are reported in cash and cash equivalents in the consolidated balance sheets, are based on quoted market prices (Level 1). The fair values of the Company’s money market funds approximate cost due to the short-term maturities and the high credit quality of the issuers of the underlying securities.

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three-months ended June 30, 2009, is as follows:

(in thousands of dollars)	Three Months Ended June 30, 2009
Balance at beginning of year	$35,154
Favorable experience in collection of loans	(5,752)
Change in aggregate guaranteed loan balance due to removal of prior crop year loans from the portfolio and addition of current crop year loans	738
Change in discount rate and estimated collection period	448
Currency remeasurement	5,568

Balance at end of period	$36,156

Universal has not elected to report at fair value any financial instruments or other items not otherwise required to be reported at fair value under current accounting guidance.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has several defined benefit pension plans covering U.S. salaried employees and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company also provides postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels.

The components of the Company’s net periodic benefit cost for its continuing operations were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2009	2008	2009	2008

Service cost	$1,015	$1,453	$163	$240
Interest cost	3,668	3,456	705	755
Expected return on plan assets	(3,436)	(3,342)	(38)	(41)
Curtailment loss	—	815	—	—
Settlement cost	1,250	2,341	—	—
Net amortization and deferral	246	570	(255)	(12)

Net periodic benefit cost	$2,743	$5,293	$575	$942

During the three months ended June 30, 2009, the Company made contributions of approximately $2.9 million to its qualified and non-qualified pension plans. Additional contributions of approximately $9 million are expected during the remaining nine months of fiscal year 2010.

NOTE 10. STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year, which is scheduled on a day between two and twelve business days following the public release of the Company’s annual financial results. The Compensation Committee administers the Company’s Plans consistently following previously defined guidelines. Awards of restricted stock, RSUs, PSAs, SARs, and non-qualified stock options are currently outstanding under the Plans. The non-qualified stock options and SARs have an exercise price equal to the closing price of a share of the Company’s common stock on the grant date. All stock options currently outstanding are fully vested and exercisable, and they expire ten years after the grant date. The SARs are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive shares of restricted stock following each annual meeting of shareholders. These shares vest upon the individual’s retirement from service as a director.

During the three-month periods ended June 30, 2009 and 2008, Universal issued the following stock-based awards, representing the regular annual grants to officers of the Company:

	Three Months Ended June 30,
	2009	2008
SARs:
Number granted	253,800	132,000
Exercise price	$35.30	$51.32
Grant date fair value	$7.85	$11.65

RSUs:
Number granted	63,450	36,500
Grant date fair value	$35.30	$51.32

PSAs:
Number granted	63,450	31,600
Grant date fair value	$29.67	$45.96

The grant date fair value of the SARs was estimated using the Black-Scholes pricing model and the following assumptions:

	2009	2008
Expected term	5.0 years	5.0 years
Expected volatility	39.0%	31.3%
Expected dividend yield	5.21%	3.50%
Risk-free interest rate	2.51%	3.32%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the three months ended June 30, 2009 and 2008, the Company recorded total stock-based compensation expense of approximately $2.0 million and $1.6 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3.8 million during the remaining nine months of fiscal year 2010.

NOTE 11. OPERATING SEGMENTS

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2009	2008

SALES AND OTHER OPERATING REVENUES

Flue-cured and burley leaf tobacco operations:
North America	$36,132	$48,427
Other regions (1)	521,172	401,485

Subtotal	557,304	449,912
Other tobacco operations (2)	58,808	56,375

Consolidated sales and other operating revenues	$616,112	$506,287

OPERATING INCOME (LOSS)

Flue-cured and burley leaf tobacco operations:
North America	$306	$(426)
Other regions (1)	63,909	35,185

Subtotal	64,215	34,759
Other tobacco operations (2)	9,198	3,378

Segment operating income	73,413	38,137

Less:
Equity in pretax earnings (loss) of unconsolidated affiliates (3)	3,641	(50)

Consolidated operating income	$69,772	$38,187

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
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

NOTE 12. CHANGES IN SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

As discussed in Note 2, the Company adopted SFAS 160 effective April 1, 2009, and revised its financial statement presentation for noncontrolling interests in subsidiaries to reflect the new guidance. A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the quarters ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
(in thousands of dollars)	Universal Corporation	Noncontrolling Interests	Total	Universal Corporation	Noncontrolling Interests	Total
Balance at beginning of year	$1,029,473	$3,771	$1,033,244	$1,115,631	$3,182	$1,118,813

Changes in common stock
Issuance of common stock	—	—	—	37	—	37
Repurchase of common stock	(580)	—	(580)	(7,889)	—	(7,889)
Accural of stock-based compensation	1,980	—	1,980	2,181	—	2,181

Changes in retained earnings
Net income	43,745	59	43,804	21,111	29	21,140
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(3,712)	—	(3,712)	(3,712)	—	(3,712)
Common stock	(11,536)	—	(11,536)	(12,382)	—	(12,382)
Repurchase of common stock	(2,773)	—	(2,773)	(45,350)	—	(45,350)

Other comprehensive income (loss)
Translation adjustments, net of income taxes	8,128	16	8,144	1,730	(40)	1,690
Foreign currency hedge adjustment, net of income taxes	11,212	—	11,212	1,595	—	1,595

Balance at end of period	$1,075,937	$3,846	$1,079,783	$1,072,952	$3,171	$1,076,123

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: anticipated levels of demand for and supply of its products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; changes in exchange rates; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Liquidity and Capital Resources

Overview

The first fiscal quarter is generally a period of significant working capital investment in both Brazil and Africa as crops are delivered by farmers. In fiscal year 2010, we funded those requirements using cash on hand, customer advances, and operating cash flows. In addition, we continued our share repurchase program, which is based on free cash flow generated in prior years and an assessment of our future capital needs.

Our liquidity and capital resource requirements are predominantly short term in nature and relate to working capital for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each geographic area follows a cycle of buying, processing, and shipping, although in many regions, we also provide agricultural materials to farmers during the growing season. The timing of the elements of each cycle is influenced by such things as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to reduce liquidity risk.

Operations

We used $52 million in net cash flow to fund operating activities during the quarter. Tobacco inventory, at $886 million, was up $300 million during the quarter on seasonal tobacco crop purchases in Africa and South America. Tobacco inventory levels are $79 million lower than June 30, 2008 levels, primarily reflecting earlier shipments of Brazilian tobacco and lower average leaf costs related to the stronger U.S. dollar during the purchasing season. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

Advances to suppliers were $141 million at June 30, 2009, a reduction of $73 million from March 31, 2009, as crops were delivered in payment of those balances primarily in Asia, Africa, and Brazil. Compared to the same time last year, advances to suppliers were $66 million lower, reflecting earlier crop deliveries and a stronger U.S. dollar this year. Accounts receivable fell by $34 million compared to March 31, 2009, as we collected balances from higher than normal shipments at the end of the last quarter of fiscal year 2009. The balance was comparable to that of the prior year.

We generally do not purchase material quantities of tobacco on a speculative basis. At June 30, 2009, our uncommitted inventories were $90 million, or about 10% of total tobacco inventory, compared to $124 million, or about 21% of our March 31, 2009 inventory, and $75 million, or about 8% of our June 30, 2008, inventory. These percentages are within normal ranges for our business within their respective times of year.

Customer deposits were almost $109 million lower this year as we reduced customer prepayment programs. However, they still reflect a seasonal increase during the quarter.

Investment

During quarter ended June 30, 2009, we invested about $11 million in our fixed assets compared to $6 million in last year’s first fiscal quarter. Depreciation expense was approximately $10 million in both years. Our intent is to limit maintenance capital spending to a level below depreciation expense in order to maintain strong cash flow. However, from time to time larger projects may be undertaken. Earlier this year we announced that we plan to spend approximately $12 million in fiscal year 2010 on an expansion and upgrade of our processing facility in Lancaster, Pennsylvania, to accommodate the consolidation of our U.S. dark tobacco processing into that facility, and we expect to spend a similar amount pursuant to customer contracts over the next 12 months.

Financing

We consider the sum of notes payable and overdrafts, long-term debt (including current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders’ equity to be our total capitalization. Net debt increased by about $125 million to $506 million during the quarter ended June 30, 2009, primarily due to seasonal working capital requirements. Net debt as a percentage of capitalization was approximately 32% at June 30, 2009, up from about 27% at March 31, 2009, and down from approximately 38% at June 30, 2008. Net debt was about $149 million lower than June 30, 2008 levels, reflecting earlier shipments and lower green tobacco costs this year.

As of June 30, 2009, we were in compliance with the covenants of our debt agreements. We had $400 million available under a committed revolving credit facility that will expire on August 31, 2012, $131 million in cash and cash equivalents, and $30 million available under a committed credit facility that will expire in December 2009. Our short-term debt and current maturities of long-term debt totaled $251 million. In addition, we had about $539 million in unused, uncommitted credit lines. Our seasonal working capital requirements typically increase from December to September by up to $200 million. In addition to our operating requirements for working capital for the remainder of this fiscal year, we will repay $79.5 million in long-term debt when it matures in September 2009, we plan to spend approximately $20 million to expand and upgrade our Lancaster facility and complete other projects related to customer contracts, and we expect to provide around $9 million in additional funding to our pension plans. While available capital resources from our cash balances, committed credit facilities, and uncommitted credit lines exceed these anticipated needs, we may explore issuing additional long-term debt in order to better control liquidity risk. If we were to issue new long-term debt in the current markets, we believe that the cost of that debt would be substantially higher than the long-term debt we currently have outstanding and that the increased interest expense would impact our future results. If we refinanced our maturing debt today, we believe our interest expense could increase by around $2 million per year.

On November 7, 2007, we announced that our Board of Directors had approved the purchase of up to $150 million of our common stock through November 2009. The purchases are carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During the quarter ended June 30, 2009, we purchased 97 thousand shares of common stock at an aggregate cost of $3.4 million (average price per share of $35.11), which brought our total purchases under the program to 2.65 million shares at an aggregate cost of $131 million (average price per share of $49.50). As of June 30, 2009, we had approximately 24.9 million common shares outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At June 30, 2009, the value of our outstanding interest rate swap agreements was an asset of $9.6 million.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco in Brazil. We account for our hedges of forecast tobacco purchases as cash flow hedges. At June 30, 2009, the fair value of our open contracts was inconsequential and we had approximately $6.4 million in losses on both open and closed contracts recorded in accumulated other comprehensive loss. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was an asset of approximately $0.8 million.

Results of Operations

Amounts included in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the first quarter of fiscal year 2010, which ended on June 30, 2009, was $43.7 million, or $1.47 per diluted share. Those results more than doubled last year’s income of $21.1 million, or $0.64 per diluted share, mostly because of earlier shipments of tobacco this year and a more favorable product mix. The same factors caused a 22% revenue increase compared to the same quarter last year. Revenues for the quarter were about $616 million.

Flue-cured and Burley Operations

Operating income for our flue-cured and burley tobacco operations increased by 85% to $64 million. That performance includes results from our North America and Other Regions segments. Operating income for the North America segment reflected its normal seasonal low period, but its performance was also affected by lower sales volumes of old crop U.S. leaf this quarter and lower Canadian volumes from the reduced crop there. The volume decline significantly reduced that segment’s revenues. In contrast, operating income for the Other Regions segment includes the seasonally strong Brazilian operations, which were characterized this year by substantially higher volumes due to earlier shipments. Average leaf sales prices were lower this year, reflecting lower leaf costs. Leaf costs were lower in U.S. dollar terms because of the weaker Brazilian currency during the leaf purchasing season; however, a significant portion of that cost of producing the crop was incurred in the form of inputs advanced to farmers before the local currency weakened and was included in last year’s remeasurement losses. Earlier shipments of tobacco from Europe and increased volumes in Asia also benefited the quarter’s results, while lower shipments of old crop tobacco from Africa reduced that region’s results during its seasonal low period. Revenues for the Other Regions segment increased by nearly 30%, primarily due to the earlier shipments from Brazil and Europe, and the increased Asian trading volumes, which were partly offset by the lower sales of old crop tobacco from Africa. In addition to increased volumes, revenues increased on higher proportions of lamina in shipments during the quarter and higher prices for certain Asian trading volumes.

Other Tobacco Operations

The Other Tobacco Operations segment performed well as the oriental tobacco joint venture results improved, mainly due to a more favorable sales mix as well as to certain cost containment measures. Dark tobacco results also improved on better product mix although volumes declined. During the last quarter of fiscal year 2009, customers had purchased leaf earlier than usual in anticipation of the enactment of U.S. excise tax increases, and thus volumes were lower this year. Despite the lower volumes, dark tobacco revenues, which are the predominant factor in segment revenues, increased due to higher prices caused by increased leaf costs during last year’s purchasing season and a more favorable product mix.

Other Information

Cost of sales increased by 18% to $476 million in the quarter on the increased volumes shipped, offset by lower costs as the U.S. dollar strengthened against the currencies of many origins during the leaf purchasing season. Selling, general, and administrative costs increased by 7%, reflecting additional currency remeasurement losses of about $6 million. Interest expense was comparable to that of fiscal year 2009, and the effective income tax rate was similar to last year’s rate.

General Overview

We are very pleased with our performance during the first quarter. Each of our operations performed as we had expected or better. Earlier shipments of Brazilian and European tobacco boosted our results, and leaf costs were lower due to the stronger U.S. dollar. Looking at the current worldwide situation, we see the U.S. dollar beginning to weaken again, which could increase costs as we enter the next purchasing season. We will be monitoring these factors as the year progresses, and we will be working to control our costs.

We do not foresee any oversupply of flue-cured tobacco in the coming year. Global burley availability improved after the shortage of filler style crops two years ago. There is a large crop again this year. So it is likely that we will see some oversupply of burley. Worldwide dealer inventories for flue-cured and burley tobacco are about 70 million kilos compared to about 80 million kilos last year.

Japan Tobacco Inc., one of our largest customers, recently announced steps to enhance their direct leaf procurement capabilities by acquiring and entering joint ventures with smaller leaf merchants. They enumerated several factors that prompted their moves, including the desire to enhance internal expertise in leaf procurement, actively manage the leaf supply chain, and work more directly with tobacco growers. Over time, these steps are likely to reduce our volumes with them in the United States, and may affect other regions as well. However, the overall impact and timing cannot yet be determined. We are continuing to have dialogue with them and believe that we will continue our long-term relationship.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. When we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of June 30, 2009, tobacco inventory of $886 million included about $796 million in inventory that was committed for sale to customers and about $90 million that was not committed. Committed inventory, after deducting $57 million in customer deposits, represents our net exposure of $739 million. We normally maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt. We also periodically have large cash balances that we use to fund seasonal tobacco purchases. These cash balances reduce our financing needs. Debt carried at variable interest rates was about $341 million at June 30, 2009. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $3 million, that amount would be mitigated by changes in charges to customers. Our policy is to work toward a level of floating rate liabilities, including customer deposits, that reflects our average committed inventory levels over time. In addition to the $341 million of debt with variable interest rates, about $239 million of long-term debt has an average fixed rate of 5.66%.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we generally manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. For example, when we purchased the Brazilian crop in the beginning of fiscal year 2009, the local currency had appreciated significantly against the U.S. dollar. Thus, the cost of the crop increased over the prior year, in U.S. dollar terms. We enter into forward currency exchange contracts to hedge some of the effects of currency movements on purchases of tobacco to reduce the volatility of costs, primarily related to the requirements of customer contracts. In addition, we enter some forward contracts to hedge balance sheet exposures.

In certain tobacco markets that are primarily domestic, we use the local currency as the functional currency. Examples of these domestic markets are Hungary, Poland, and the Philippines. In other markets, such as Western Europe, where export sales have been primarily in local currencies, we also use the local currency as the functional currency. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $42 million at the June 30, 2009 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

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

U.S. Foreign Corrupt Practices Act

As a result of a posting to our Ethics Complaint hotline alleging improper activities that involved or related to certain of our tobacco subsidiaries, the Audit Committee of our Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. The payments involved approximated $2 million over a seven-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but we believe those activities did not violate U.S. antitrust laws. We voluntarily reported these activities to the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) in March 2006. On June 6, 2006, the SEC notified us that a formal order of investigation had been issued.

We have engaged in settlement discussions with the DOJ and SEC to resolve the above-referenced matter. Although those discussions are ongoing, we expect to enter into agreements with the DOJ and the SEC to resolve the matter, and we believe it is probable that such resolution will include injunctive relief, disgorgement and prejudgment interest, fines, and penalties. Since this matter arose, we have recorded accruals that we believe are adequate to satisfy the estimated financial settlement we expect with the resolution of this matter. However, because our discussions are ongoing, we cannot predict with certainty when or whether an agreement will be reached with the DOJ and SEC, or the precise terms of any such agreement. We will continue to cooperate with the authorities in this matter while resolution discussions proceed.

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

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009. In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2009:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2009 to April 30, 2009	—	—	—	—
May 1, 2009 to May 31, 2009	11,250	$35.52	11,250	$21,827,266
June 1, 2009 to June 30, 2009	86,371	35.06	86,371	$18,799,348

Total	97,621	$35.11	97,621	$18,799,348

(1)	Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)	Amounts listed for average price paid per share includes broker commissions paid in the transactions.
(3)	The stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2007. The stock repurchase plan authorizes the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors. The stock repurchase plan will expire on the earlier of November 15, 2009, or when we have repurchased all shares authorized for repurchase thereunder.

ITEM 5.	OTHER INFORMATION

Re-approval of the Universal Corporation Executive Officer Annual Incentive Plan, as amended

On August 4, 2009, at the 2009 Annual Meeting of Shareholders of Universal Corporation, upon recommendation of the Board of Directors, the shareholders re-approved the Universal Corporation Executive Officer Annual Incentive Plan, as amended (the “Incentive Plan”). The terms and conditions of the Incentive Plan are described on pages 9 through 12 of the 2009 Proxy Statement, which description is incorporated herein by reference. This description of the Incentive Plan is qualified in its entirety by reference to the full text of the Incentive Plan, which is attached as Exhibit A to the 2009 Proxy Statement and filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1	Universal Corporation Executive Officer Annual Incentive Plan, as amended (filed as Exhibit A to Universal Corporation’s definitive proxy statement, filed on June 25, 2009 (No. 001-00652), and incorporated herein by reference).

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2009	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)