Form 10-Q
period 2009-09-30
UNIVERSAL CORP /VA/
filed 2009-11-06
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 1, 2009, the total number of shares of common stock outstanding was 24,684,175.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$647,918	$785,590	$1,264,030	$1,291,877
Costs and expenses
Cost of goods sold	500,575	630,447	977,323	1,033,700
Selling, general and administrative expenses	71,478	83,948	141,070	148,795

Operating income	75,865	71,195	145,637	109,382
Equity in pretax earnings of unconsolidated affiliates	5,605	7,583	9,246	7,533
Interest income	231	417	796	1,367
Interest expense	6,694	10,113	14,849	17,779

Income before income taxes and other items	75,007	69,082	140,830	100,503
Income taxes	20,335	23,115	42,354	33,396

Net income	54,672	45,967	98,476	67,107
Less: net income attributable to noncontrolling interests in subsidiaries	(2,157)	(4,185)	(2,216)	(4,214)

Net income attributable to Universal Corporation	52,515	41,782	96,260	62,893

Dividends on Universal Corporation convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)

Earnings available to Universal Corporation common shareholders	$48,802	$38,069	$88,835	$55,468

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$1.97	$1.50	$3.57	$2.12

Diluted	$1.77	$1.38	$3.23	$2.02

Retained earnings - beginning of year			$686,960	$711,655
Net income attributable to Universal Corporation			96,260	62,893
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock			(7,425)	(7,425)
Common stock (2009 - $0.92 per share; 2008 - $0.90 per share)			(23,000)	(23,615)
Repurchase of common stock - cost in excess of stated capital amount			(8,873)	(90,106)

Retained earnings - end of period			$743,922	$653,402

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2009	September 30, 2008	March 31, 2009
	(Unaudited)	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$61,991	$40,765	$212,626
Short-term investments	—	15,950	—
Accounts receivable, net	293,985	284,107	263,383
Advances to suppliers, net	89,169	169,342	214,282
Accounts receivable - unconsolidated affiliates	39,199	34,403	20,371
Inventories - at lower of cost or market:
Tobacco	919,842	778,053	586,136
Other	66,039	80,095	60,712
Prepaid income taxes	23,544	10,058	13,181
Deferred income taxes	48,503	32,979	68,264
Other current assets	74,236	90,503	64,964

Total current assets	1,616,508	1,536,255	1,503,919

Property, plant and equipment
Land	16,188	16,133	15,773
Buildings	259,596	255,875	251,875
Machinery and equipment	523,380	504,568	492,214

	799,164	776,576	759,862
Less accumulated depreciation	(476,256)	(450,946)	(447,575)

	322,908	325,630	312,287

Other assets
Goodwill and other intangibles	106,036	106,267	106,097
Investments in unconsolidated affiliates	120,608	108,137	103,987
Deferred income taxes	15,080	33,512	17,376
Other noncurrent assets	115,342	96,767	94,510

	357,066	344,683	321,970

Total assets	$2,296,482	$2,206,568	$2,138,176

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2009	September 30, 2008	March 31, 2009
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Notes payable and overdrafts	$301,376	$260,511	$168,608
Accounts payable and accrued expenses	214,729	205,166	236,837
Accounts payable - unconsolidated affiliates	6,988	320	19,191
Customer advances and deposits	70,089	60,326	14,162
Accrued compensation	22,581	17,632	24,710
Income taxes payable	11,574	9,891	6,867
Current portion of long-term obligations	—	79,500	79,500

Total current liabilities	627,337	633,346	549,875

Long-term obligations	331,905	321,617	331,808

Pensions and other postretirement benefits	86,888	91,562	91,248

Other long-term liabilities	73,845	88,296	79,159

Deferred income taxes	55,035	35,335	52,842

Total liabilities	1,175,010	1,170,156	1,104,932

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at September 30, 2008, and March 31, 2009)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 24,715,901 shares issued and outstanding (25,026,040 at September 30, 2008, and 24,999,127 at March 31, 2009)	195,227	193,643	194,037
Retained earnings	743,922	653,402	686,960
Accumulated other comprehensive loss	(36,745)	(30,944)	(64,547)

Total Universal Corporation shareholders’ equity	1,115,427	1,029,124	1,029,473

Noncontrolling interests in subsidiaries	6,045	7,288	3,771

Total shareholders’ equity	1,121,472	1,036,412	1,033,244

Total liabilities and shareholders’ equity	$2,296,482	$2,206,568	$2,138,176

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Six Months Ended September 30,
	2009	2008
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,476	$67,107
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	20,524	20,451
Amortization	1,020	493
Provisions for losses on advances and guaranteed loans to suppliers	8,827	9,972
Remeasurement loss (gain), net	8,562	24,603
Other, net	8,562	10,006
Changes in operating assets and liabilities, net	(279,720)	(321,938)

Net cash used by operating activities	(133,749)	(189,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,429)	(21,748)
Purchases of short-term investments	—	(9,658)
Maturities and sales of short-term investments	—	52,740
Proceeds from sale of property, plant and equipment, and other	2,134	14,298

Net cash provided (used) by investing activities	(24,295)	35,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	125,997	144,884
Repayment of long-term obligations	(79,500)	—
Issuance of common stock	72	37
Repurchase of common stock	(10,947)	(105,689)
Dividends paid on convertible perpetual preferred stock	(7,425)	(7,425)
Dividends paid on common stock	(22,950)	(22,962)

Net cash provided by financing activities	5,247	8,845

Effect of exchange rate changes on cash	2,162	(476)

Net decrease in cash and cash equivalents	(150,635)	(145,305)
Cash and cash equivalents at beginning of year	212,626	186,070

Cash and cash equivalents at end of period	$61,991	$40,765

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is the world’s leading leaf tobacco merchant and processor. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. As part of the process of preparing its financial statements, the Company performed an evaluation of subsequent events occurring from September 30, 2009, the date of the consolidated balance sheet included in this report, through November 6, 2009, the date its financial statements were issued. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements Adopted Through September 30, 2009

Effective September 30, 2009, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparing financial statements in conformity with generally accepted accounting principles in the United States. All guidance in the Codification carries the same level of authority, and all changes or additions to U.S. generally accepted accounting principles are now issued as Accounting Standards Updates. SFAS 168 did not make any changes to existing accounting guidance that impact the Company’s accounting and financial reporting.

Effective April 1, 2009, Universal adopted FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160, which is now set forth in Topic 810 of the Codification, requires that noncontrolling interests in subsidiaries that are included in a company’s consolidated financial statements, commonly referred to as “minority interests,” be reported as a component of shareholders’ equity in the balance sheet. It also requires that a company’s consolidated net income and comprehensive income include the amounts attributable to both the company’s interest and the noncontrolling interest in the subsidiary, identified separately in the financial statements. Finally, the new guidance requires certain disclosures about noncontrolling interests in the consolidated financial statements. Adoption of this guidance did not have a material impact on the Company’s financial statements.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective April 1, 2009, Universal also adopted FASB Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which requires that companies record assets acquired, liabilities assumed, and noncontrolling interests in business combinations at fair value, separately from goodwill, as of the acquisition date. This approach differs from the cost allocation approach provided under previous accounting guidance and can result in recognition of a gain at acquisition date if the cost to acquire a business is less than the net fair value of the assets acquired, liabilities assumed, and noncontrolling interests. SFAS 141R, which is now set forth under Topic 805 of the Codification, also provides new guidance on recording assets and liabilities that arise from contingencies in a business combination, and it requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. Universal will apply the guidance to all future business combinations.

Effective June 30, 2009, the Company adopted FASB Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165, which is now set forth under Topic 855 of the Codification, establishes standards for accounting and disclosure for events occurring after the balance sheet date but before financial statements are issued. It defines the period after the balance sheet date during which events or transactions should be evaluated for potential recognition or disclosure, and it provides guidance on recognition and disclosure of actual transactions or events occurring after the balance sheet date. The adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

NOTE 3. GUARANTEES AND OTHER CONTINGENT LIABILITIES

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At September 30, 2009, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $154 million ($176 million face amount including unpaid accrued interest, less $22 million recorded for the fair value of the guarantees). About 70% of these guarantees expire within one year, and all of the remainder expire within five years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at September 30, 2009, was the face amount, $176 million including unpaid accrued interest ($163 million as of September 30, 2008, and $139 million at March 31, 2009). The fair value of the guarantees was a liability of approximately $22 million at September 30, 2009 ($28 million at September 30, 2008, and $35 million at March 31, 2009). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $56 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union, as discussed below.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. Although a hearing on the matter was held in June 2009, the outcome of the appeal is uncertain, and an ultimate resolution to the matter could take several years. The Company has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process. This deposit is accounted for as a non-current asset.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $44 million at the September 30, 2009 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and the facts. In January 2006, the Company and Deltafina each filed appeals in the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accrued interest in order to stay execution during the appeal process.

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

The Company has engaged in settlement discussions with the DOJ and SEC to resolve the above-referenced matter. Although those discussions are ongoing, the Company expects to enter into agreements with the DOJ and the SEC to resolve the matter, and it believes it is probable that such resolution will include injunctive relief, disgorgement and prejudgment interest, fines, penalties, and the retention of an independent compliance monitor. Since this matter arose, the Company has recorded accruals that it believes are adequate to satisfy the estimated financial settlement it expects with the resolution of this matter. However, because the Company’s discussions are ongoing, it cannot predict with certainty when or whether an agreement will be reached with the DOJ and SEC, or the precise terms of any such agreement. The Company will continue to cooperate with the authorities in this matter while resolution discussions proceed.

Other Legal Matters

In addition to the above-mentioned matters, various subsidiaries of the Company are involved in other litigation and tax examinations incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, management is vigorously defending these matters and does not currently expect that any of them will have a material adverse effect on the Company’s financial position. However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Basic Earnings Per Share

Numerator for basic earnings per share
Net income attributable to Universal Corporation	$52,515	$41,782	$96,260	$62,893
Less: Dividends on convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)

Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	48,802	38,069	88,835	55,468

Denominator for basic earnings per share
Weighted average shares outstanding	24,801	25,404	24,892	26,146

Basic earnings per share	$1.97	$1.50	$3.57	$2.12

Diluted Earnings Per Share

Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$48,802	$38,069	$88,835	$55,468
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,713	3,713	7,425	7,425

Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	52,515	41,782	96,260	62,893

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,801	25,404	24,892	26,146
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,732	4,716	4,730	4,715
Employee share-based awards	162	229	147	224

Denominator for diluted earnings per share	29,695	30,349	29,769	31,085

Diluted earnings per share	$1.77	$1.38	$3.23	$2.02

For the three- and six-month periods ended September 30, 2009 and 2008, certain employee share-based awards were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. These awards included stock appreciation rights and stock options totaling 725,201 shares at a weighted-average exercise price of $50.33 for the quarter and six months ended September 30, 2009, and 404,800 shares at a weighted-average exercise price of $58.96 for the quarter and six months ended September 30, 2008.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars - all amounts net of income taxes)	2009	2008	2009	2008

Net income	$54,672	$45,967	$98,476	$67,107
Foreign currency translation adjustment	5,448	(11,845)	13,592	(10,155)
Foreign currency hedge adjustment	3,056	(7,009)	14,268	(5,414)

Total comprehensive income	63,176	27,113	126,336	51,538

Less: comprehensive income attributable to noncontrolling interests in subsidiaries (including foreign currency translation adjustment)	(2,199)	(4,117)	(2,274)	(4,106)

Comprehensive income attributable to Universal Corporation	$60,977	$22,996	$124,062	$47,432

NOTE 6. INCOME TAXES

The Company’s consolidated effective income tax rates on pre-tax earnings were approximately 27% and 30% for the quarter and six months ended September 30, 2009, respectively. During the quarter, the Company reversed certain income taxes previously recorded for uncertain tax positions due to the expiration of the statute of limitations for the related tax years. Excluding this reversal, the effective tax rate for both the quarter and six months would have been approximately 33%. That rate was lower than the 35% U.S. federal statutory rate, primarily due to higher earnings of certain foreign subsidiaries in the African region where income tax rates are generally below the U.S. rate due to the structure of the ownership of the region. For the quarter and six months ended September 30, 2008, the effective income tax rate was approximately 33%, and was lower than the U.S. federal statutory income tax rate primarily due to changes in the Company’s overall tax position that allowed it to utilize foreign tax credit carryforwards and reverse a valuation allowance that had previously been recorded on those carryforwards.

NOTE 7. DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange contracts. However, the Company’s policy also permits other instruments. In addition, management works to manage foreign currency exchange rate risk by minimizing net monetary positions in non-functional currencies, which may include

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using local borrowings. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and the consolidated balance sheets.

Fair Value Hedging Strategy for Interest Rate Risk

The Company has entered into interest rate swap agreements to manage its exposure to interest rate risk, with a strategy of maintaining a level of floating rate debt that approximates the interest rate exposure on committed inventories. The strategy is implemented by borrowing at floating interest rates and converting a portion of the Company’s fixed-rate debt to floating rates. The interest rate swap agreements allow the Company to receive amounts equal to the fixed interest payments it is obligated to make on the underlying debt instruments in exchange for making floating-rate interest payments that adjust semi-annually based on changes in the benchmark interest rate.

The interest rate swap agreements are designated and qualify as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. In all cases, the critical terms of each interest rate swap agreement match the terms of the underlying debt instrument, and there is no hedge ineffectiveness. At September 30, 2009, the total notional amount of the Company’s receive-fixed/pay-floating interest rate swaps was $170 million.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco and therefore can adversely impact the gross profit earned on the sale of that tobacco. Since the Company is able to reasonably forecast the volume, timing, and local currency cost of its tobacco purchases, it has routinely entered into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of those purchases. This strategy contemplates the Company’s pricing arrangements with key customers and substantially eliminates the variability of future U.S. dollar cash flows for tobacco purchases for the foreign currency notional amount hedged. The hedging strategy has been used for tobacco purchases in Brazil, where the large crops, the terms of sale to customers, and the availability of derivative markets make it particularly desirable to manage the related foreign exchange rate risk.

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

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

strategy, gains and losses on the forward contracts are recognized in comprehensive income as they occur, but are not recognized in earnings until the related tobacco is sold to third-party customers.

From September 2008 through July 2009, the Company hedged approximately $241 million U.S. dollar notional amount related to 2008-2009 crop tobacco purchases in Brazil, primarily related to customer contractual requirements. As noted above, all of the related forward contracts were designated and accounted for as cash flow hedges. Purchases of the 2008-2009 crop were completed in July 2009, and all forward contracts related to that crop matured and were settled by that time. Sales of the 2008-2009 crop began during the first quarter of fiscal year 2010. During the six months ended September 30, 2009, a portion of the hedge gains and losses previously recorded in accumulated other comprehensive income was reclassified to cost of goods sold related to those sales. For all remaining hedge gains and losses recorded in accumulated other comprehensive loss at September 30, 2009, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2010.

From October 2007 through July 2008, the Company hedged approximately $240 million U.S. dollar notional amount related to the 2007-2008 crop in Brazil, but they were not designated and accounted for as hedges, so gains and losses on those contracts were recorded in earnings as they occurred.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities at most times of the year, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. Due to the size of its operations and the fact that it provides significant financing to farmers for crop production, the Company’s subsidiary in Brazil has significant exposure to currency remeasurement gains and losses due to fluctuations in exchange rates at certain times of the year. To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2009, the Company entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts were recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains for the notional amount hedged in the consolidated statements of income. Accordingly, the Company did not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $36 million in U.S. dollars, and all of the contracts matured and were settled before March 31, 2009. To further mitigate currency remeasurement exposure, the Company’s Brazilian subsidiary has obtained short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position. During the six months ended September 30, 2009, such local borrowings in Brazil approximated $31 million.

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

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the quarter and six months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2009	2008	2009	2008

Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$2,309	$1,622	$97	$(1,824)
Location of gain (loss) recognized in earnings	Interest expense

Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$(2,309)	$(1,622)	$(97)	$1,824
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$777	$—	$7,162	$—
Loss reclassified from accumulated other comprehensive loss into earnings	$(3,584)	$—	$(13,218)	$—
Location of loss reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold

Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(428)	$—	$1,444	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Contracts related to forecast purchases of tobacco in Brazil
Gain (loss) recognized in earnings	$—	$(273)	$—	$1,583
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Contracts related to net local currency monetary assets and liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Contracts related to accounts receivable of non-U.S. dollar subsidiaries
Gain (loss) recognized in earnings	$(18)	$364	$335	$549
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Total gain (loss) recognized in earnings for forward foreign currency exchange contracts not designated as hedges	$(18)	$91	$335	$2,132

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the interest rate swap agreements designated as fair value hedges, since the hedges have no ineffectiveness, the gain or loss recognized in earnings on the derivative is offset by a corresponding loss or gain on the underlying hedged debt.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $1.6 million remained in accumulated other comprehensive loss at September 30, 2009. That balance reflects losses on the settled contracts, less the amount reclassified to earnings related to tobacco sold through September 30, 2009. The balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold during fiscal year 2010 as the remaining 2008-2009 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the loss or gain is recognized in earnings, it is offset by a change in the expected direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Margins on the sale of the tobacco are generally not significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2009 and 2008, and March 31, 2009:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
(in thousands of dollars)	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
		Sept. 30, 2009	Sept. 30, 2008	March 31, 2009		Sept. 30, 2009	Sept. 30, 2008	March 31, 2009
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non- current assets	$11,905	$2,494	$11,808	Long-term obligations	$—	$877	$—

Forward foreign currency exchange contracts	Other current assets	—	—	2,397	Accounts payable and accrued expenses	—	—	10,026

Total		$11,905	$2,494	$14,205		$—	$877	$10,226

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other Current assets	$741	$—	$45	Accounts payable and accrued expenses	$10	$—	$712

Total		$741	$—	$45		$10	$—	$712

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. FAIR VALUE MEASUREMENTS

Universal adopted the current accounting guidance for fair value measurements effective April 1, 2008, for financial assets and liabilities, and effective April 1, 2009, for nonfinancial assets and liabilities. The financial assets and liabilities measured at fair value include money market funds, available-for-sale securities, trading securities associated with deferred compensation plans, interest rate swap agreements, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. The application of the fair value guidance to nonfinancial assets and liabilities primarily includes assessments of goodwill and long-lived assets for potential impairment.

Under the accounting guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework for measuring fair value under the guidance is based on a fair value hierarchy that distinguishes between observable inputs (i.e., inputs that are based on market data obtained from independent sources) and unobservable inputs (i.e., inputs that require the Company to make its own assumptions about market participant assumptions because little or no market data exists). There are three levels within the fair value hierarchy:

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

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2009, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the table below and classified based on how their values were determined under the fair value hierarchy:

	September 30, 2009
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$17,000	$—	$—	$17,000
Trading securities associated with deferred compensation plans	18,575	—	—	18,575
Interest rate swaps	—	11,905	—	11,905
Forward foreign currency exchange contracts	—	741	—	741

Total assets	$35,575	$12,646	$—	$48,221

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$21,940	$21,940
Forward foreign currency exchange contracts	—	10	—	10

Total liabilities	$—	$10	$21,940	$21,950

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

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Guarantees of bank loans to tobacco growers

The fair values of the Company’s guarantees of bank loans to tobacco growers are determined by using internally-tracked historical loss data for such loans to develop an estimate of future losses under the guarantees outstanding at the measurement date. The present value of the cash flows associated with those estimated losses is then calculated at a risk-adjusted interest rate. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2009, is as follows:

(in thousands of dollars)	Six Months Ended September 30, 2009
Balance at beginning of year	$35,154
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio and addition of current crop year loans)	(21,009)
Change in discount rate and estimated collection period	702
Currency remeasurement	7,093

Balance at end of period	$21,940

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2009	2008	2009	2008

Service cost	$1,026	$1,446	$164	$216
Interest cost	3,698	3,438	706	640
Expected return on plan assets	(3,455)	(3,338)	(38)	(37)
Settlement cost	—	961	—	—
Net amortization and deferral	244	69	(255)	(12)

Net periodic benefit cost	$1,513	$2,576	$577	$807

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2009	2008	2009	2008
Service cost	$2,041	$2,899	$327	$456
Interest cost	7,366	6,894	1,411	1,395
Expected return on plan assets	(6,891)	(6,680)	(76)	(78)
Curtailment loss	—	815	—	—
Settlement cost	1,250	3,302	—	—
Net amortization and deferral	490	639	(510)	(24)

Net periodic benefit cost	$4,256	$7,869	$1,152	$1,749

During the six months ended September 30, 2009, the Company made contributions of approximately $11 million to its qualified and non-qualified pension plans. Additional contributions of approximately $8 million are expected during the remaining six months of fiscal year 2010.

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

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the six-month period ended September 30, 2009 and 2008, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2009	2008
SARs:
Number granted	253,800	132,000
Exercise price	$35.30	$51.32
Grant date fair value	$7.85	$11.65

RSUs:
Number granted	63,450	36,500
Grant date fair value	$35.30	$51.32

PSAs:
Number granted	63,450	31,600
Grant date fair value	$29.67	$45.96

Restricted Shares:
Number granted	17,550	14,500
Grant date fair value	$39.76	$54.38

The grant date fair value of the SARs was estimated using the Black-Scholes pricing model and the following assumptions:

	2009	2008
Expected term	5.0 years	5.0 years
Expected volatility	39.0%	31.3%
Expected dividend yield	5.21%	3.50%
Risk-free interest rate	2.51%	3.32%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the six months ended September 30, 2009 and 2008, the Company recorded total stock-based compensation expense of approximately $3.3 million and $2.8 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.6 million during the remaining six months of fiscal year 2010.

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

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2009	2008	2009	2008

SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$49,874	$54,866	$86,006	$103,293
Other regions (1)	547,177	686,276	1,068,349	1,087,761

Subtotal	597,051	741,142	1,154,355	1,191,054
Other tobacco operations (2)	50,867	44,448	109,675	100,823

Consolidated sales and other operating revenues	$647,918	$785,590	$1,264,030	$1,291,877

OPERATING INCOME
Flue-cured and burley leaf tobacco operations:
North America	$7,948	$3,750	$8,254	$3,324
Other regions (1)	61,477	62,453	125,386	97,638

Subtotal	69,425	66,203	133,640	100,962
Other tobacco operations (2)	12,045	12,575	21,243	15,953

Segment operating income	81,470	78,778	154,883	116,915

Less:
Equity in pretax earnings of unconsolidated affiliates (3)	5,605	7,583	9,246	7,533

Consolidated operating income	$75,865	$71,195	$145,637	$109,382

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)	Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.
(3)	Item is included in segment operating income, but not included in consolidated operating income.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. CHANGES IN SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

As discussed in Note 2, the Company adopted SFAS 160 (now set forth in Topic 810 of the Codification) effective April 1, 2009, and revised its financial statement presentation for noncontrolling interests in subsidiaries to reflect the new guidance. A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the six months ended September 30, 2009 and 2008 is as follows:

	Six Months Ended September 30, 2009			Six Months Ended September 30, 2008
(in thousands of dollars)	Universal Corporation	Noncontrolling Interests	Total	Universal Corporation	Noncontrolling Interests	Total
Balance at beginning of year	$1,029,473	$3,771	$1,033,244	$1,115,631	$3,182	$1,118,813

Changes in common stock
Issuance of common stock	72	—	72	37	—	37
Repurchase of common stock	(2,195)	—	(2,195)	(15,680)	—	(15,680)
Accrual of stock-based compensation	3,313	—	3,313	2,850	—	2,850

Changes in retained earnings
Net income	96,260	2,216	98,476	62,893	4,214	67,107
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(7,425)	—	(7,425)	(7,425)	—	(7,425)
Common stock	(23,000)	—	(23,000)	(23,615)	—	(23,615)
Repurchase of common stock	(8,873)	—	(8,873)	(90,106)	—	(90,106)

Other comprehensive income (loss)
Translation adjustments, net of income taxes	13,534	58	13,592	(10,047)	(108)	(10,155)
Foreign currency hedge adjustment, net of income taxes	14,268	—	14,268	(5,414)	—	(5,414)

Balance at end of period	$1,115,427	$6,045	$1,121,472	$1,029,124	$7,288	$1,036,412

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Overview

The first half of the fiscal year is generally a period of significant working capital investment in both Brazil and Africa, as crops are delivered by farmers. In fiscal year 2010, we funded those requirements using cash on hand, customer advances, and operating cash flows. In addition, we purchased common stock under our share repurchase program, which is based on free cash flow generated in prior years and an assessment of our future capital needs.

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

Operations

We used $134 million in net cash flow to fund operating activities during the first six months of fiscal year 2010. Tobacco inventory, at $920 million, was up $334 million during the first six months of fiscal year 2010 on seasonal tobacco crop purchases in several areas, including Africa, North America, and Asia. Tobacco inventory levels are $142 million higher than September 30, 2008, levels, primarily reflecting shipments from Africa, the Philippines, and Argentina that are expected to be completed later this year than last year. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

Advances to suppliers were $89 million at September 30, 2009, a reduction of $125 million from March 31, 2009, as crops were delivered in payment of those balances primarily in Asia, Africa, and South America. Compared to the same time last year, advances to suppliers were $80 million lower, reflecting lower advances in Brazil that are offset by higher farmer guarantees there and lower advances in Argentina. Accounts receivable increased by $31 million compared to March 31, 2009, reflecting seasonal increases.

We generally do not purchase material quantities of tobacco on a speculative basis. At September 30, 2009, our uncommitted inventories were $66 million, or about 7%, of total tobacco inventory, compared to $124 million, or about 21%, of our March 31, 2009, inventory, and $74 million, or about 9%, of our September 30, 2008 inventory. These percentages are within normal ranges for our business within their respective times of year.

Customer deposits were up $56 million in the first six months of fiscal year 2010, reflecting the normal seasonal increase.

Investment

During the six months ended September 30, 2009, we invested about $26 million in our fixed assets compared to $22 million in the first six months of last year. Depreciation expense was approximately $21 million and $20 million in the six months ended September 30, 2009 and 2008, respectively. Our intent is to limit maintenance capital spending to a level below depreciation expense in order to maintain strong cash flow. However, from time to time larger projects may be undertaken. Earlier this year, we announced that we plan to spend approximately $12 million in fiscal year 2010 on an expansion and upgrade of our processing facility in Lancaster, Pennsylvania, to accommodate the consolidation of our U.S. dark tobacco processing into that facility. In addition, we expect to spend approximately twice that on other customer-related investment opportunities, the largest part of which will be spent during the current fiscal year.

Financing

We define our net debt as the sum of notes payable and overdrafts, long-term debt (including current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet. We also define our total capitalization as our net debt plus shareholders’ equity. Net debt increased by about $260 million to $641 million during the six months ended September 30, 2009, primarily due to seasonal working capital requirements. Net debt as a percentage of total capitalization was approximately 36% at September 30, 2009, up from about 27% at March 31, 2009, and down from approximately 39% at September 30, 2008. Net debt was about $24 million lower than September 30, 2008 levels, and it was at the lower end of our operating range of 35% to 45% of total capitalization. We also repaid $79.5 million in long-term debt that matured in September 2009, and we provided $11 million in funding to our pension plans during the six months.

As of September 30, 2009, we were in compliance with the covenants of our debt agreements. We had $245 million available under a committed revolving credit facility that will expire on August 31, 2012, $62 million in cash and cash equivalents, and $30 million available under a committed credit facility that will expire in December 2009. Our short-term debt totaled $301 million, and we had no current maturities of long-term debt. In addition, we had about $565 million in unused, uncommitted credit lines. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. We plan to spend approximately $30 million to expand and upgrade our Lancaster dark tobacco processing facility and complete other new investments requested by our customers. While available capital resources from our cash balances, committed credit facilities, and uncommitted credit lines exceed these anticipated needs, we may explore issuing additional long-term debt in order to better control liquidity risk.

On November 7, 2007, we announced that our Board of Directors had approved the purchase of up to $150 million of our common stock through November 2009. The purchases were carried out from time to time on the open market at prevailing market prices. During the six months ended September 30, 2009, we purchased 304,000 shares of common stock at an aggregate cost of $11.2 million (average price per share of $37.04), which brought our total purchases under the program to 2.86 million shares at an aggregate cost of $139 million (average price per share of $48.66). The program expires on November 15, 2009. On November 5, 2009, we announced that our Board of Directors had approved a new authorization for the purchase of up to $150 million of our common stock through November 5, 2012. The purchases are to be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. The program will be based on free cash flow generated in prior years and an assessment of our capital needs. As of September 30, 2009, we had approximately 24.7 million common shares outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At September 30, 2009, the fair value of our outstanding interest rate swap agreements was an asset of $11.9 million.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco in Brazil. We account for our hedges of forecast tobacco purchases as cash flow hedges. At September 30, 2009, all forward contracts to hedge 2008-2009 crop tobacco purchases were settled, and we had approximately $1.6 million in losses on those contracts recorded in accumulated other comprehensive loss. At September 30, 2009, we had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was not material.

Results of Operations

Amounts included in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the first six months of fiscal year 2010, which ended on September 30, 2009, was $96.3 million, or $3.23 per diluted share. Results were above last year’s net income of $62.9 million, or $2.02 per diluted share, mostly because of a $17 million decline in currency-related costs, better margins, and a favorable tax rate related to the reversal of provisions for uncertain tax positions due to expiration of the time period during which those positions could be challenged by the tax authorities. Revenues for the six months of about $1.3 billion were flat, as lower volumes due to later shipments and reduced old crop tobacco sales were offset by a better mix of business and higher prices in some areas.

For the second quarter of fiscal year 2010, net income was $52.5 million, or $1.77 per diluted share, compared to last year’s net income of $41.8 million, or $1.38 per diluted share. The increase was primarily due to a $25 million decline in currency-related costs and the tax provision reversal. Revenues for the quarter of about $648 million were down significantly, as some shipments were either accelerated into the first quarter or delayed until later in the year.

Flue-cured and Burley Operations

First Six Months

Operating income for our flue-cured and burley tobacco operations, which comprise our North America and Other Regions segments, increased by more than 30% to $134 million for the first half of this fiscal year, largely on the strength of lower currency-related costs and better margins. Revenues were flat, primarily because a better mix of business and higher prices in some areas offset the effect of lower volumes from shipment delays and lower old crop shipments. In North America, operating income increased by nearly $5 million due to higher prices and improved experience with farmer advances in some areas, although revenues declined on lower sales of old crop leaf and lower Canadian volumes. Earnings for the Other Regions segment were up by 28%, primarily due to lower currency-related costs in Brazil. Volumes improved in Asia and South America, although shipment delays in some areas limited that improvement. African shipments were substantially lower this year because the current crop will be shipped later and first quarter shipments of old crop were reduced. Earnings in Africa improved because of a better product mix and additional processing income. In Europe, lower margins and a weaker local currency reduced reported results. Revenues for Other Regions were nearly flat for the six months as lower volumes, especially in Africa, were offset by improved mix.

Second Quarter

In the second quarter of fiscal year 2010, operating income for flue-cured and burley operations increased by 5% to $69 million, compared to the same period last year. Revenues for the group at $597 million were markedly lower as improvements in product mix overall did not offset the impact of lower volumes, primarily related to late shipments in Africa and accelerated shipments from Brazil and Europe in the first quarter of fiscal year 2010. Operating income for the North America segment increased by $4 million, largely reflecting some pricing improvements and lower costs, which more than offset the effects of lower volumes shipped. Revenues for North America were down on lower volumes. Results for the Other Regions segment were flat on lower volumes, as operating margins improved mostly because of lower currency losses this year. Although average sales prices in the Other Regions segment were slightly higher in the quarter, that increase was not sufficient to offset the effect on segment revenues of lower shipments from Africa.

Other Tobacco Operations

The Other Tobacco Operations segment performed well during the first six months of fiscal year 2010. The dark tobacco group saw an improved mix of business that more than offset slightly lower volumes and costs of rationalizing their U.S. operations. Despite an improvement in product mix that benefited current year results, the oriental tobacco joint venture earnings were flat due to the absence of currency gains in the first half of this year. For the second quarter of fiscal year 2010, the segment was flat. Improvement in the dark tobacco business volumes and margin were offset by lower results from the oriental tobacco group where currency gains last year were not repeated. Revenues for the segment were higher in both the quarter and the six months ended September 30, 2009, on higher volumes in the quarter and flat volumes for the six months. Dark tobacco revenues, which are normally the predominant factor in this segment’s revenues, were higher in the quarter due to higher prices caused by increased leaf costs during last year’s purchasing season and a more favorable product mix. Revenues for dark tobacco were flat for the six months.

Other Information

Cost of sales decreased by 21% to about $500 million in the quarter ended September 30, 2009, on the lower volumes shipped, and lower costs, as the U.S. dollar had strengthened against the currencies of many origins during the leaf purchasing season. Selling, general, and administrative costs decreased by 15%, reflecting lower currency remeasurement losses this year. For the six months, the pattern was similar with somewhat lower volumes combining with lower costs to reduce cost of sales by about 5% and selling, general, and administrative expenses falling by 5% in response to lower currency remeasurement losses. Interest expense was about $3 million lower than that of fiscal year 2009 in the quarter and the six months because of lower average borrowing combined with lower average interest rates. The effective income tax rate at 30% for the six months is lower than that of last year because of the reversal of some taxes provided on uncertain tax positions due to expiration of the time period during which those positions could be challenged by the tax authorities. Absent that reversal, the rate would be lower than the U.S. statutory income tax rate due to the relative size of earnings in regions with lower statutory tax rates.

General Overview

We are very pleased with our performance so far this year. All of our operations continue to perform well, benefitting from continued cost controls and global coordination. Earlier shipments of Brazilian and European tobacco boosted results in our first fiscal quarter, so we expected lower volumes this period. In addition, some African shipments will be later this year than last. Our costs were lower this quarter, especially those related to currency movement, and that factor has offset the effect of reduced shipments.

We do not foresee an oversupply of flue-cured tobacco in the coming year. In fact, rains in Brazil during the season could reduce the crop there. Although African burley crops were very large this year, they were smaller than we anticipated, and it appears that the supply has been absorbed by the market. We would not expect to see any significant increase in worldwide dealer inventories for flue-cured and burley tobacco. However, looking at the current worldwide situation, the U.S. dollar has weakened in recent weeks, which could increase costs as we enter the next purchasing season.

As we look ahead in the intermediate term, we will maintain our relationship with Japan Tobacco Inc. (“JTI”), one of our largest customers, as they work on their previously announced steps to enhance direct leaf procurement capabilities in some origins by acquiring and entering joint ventures with smaller leaf merchants. They have made certain announcements in recent weeks regarding their progress toward that goal, and we believe that it is likely that our U.S. flue-cured and burley volumes for JTI as well as our Malawi burley volumes for them will be reduced or eliminated over time, although we expect these actions will have no effect on volumes this fiscal year. We remain focused on measuring the business impact of these volume reductions and believe that we will continue to sell them significant volumes of processed tobacco outside these two countries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. When we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of September 30, 2009, tobacco inventory of $920 million included about $854 million in inventory that was committed for sale to customers and about $66 million that was not committed. Committed inventory, after deducting $70 million in customer deposits, represents our net exposure of $784 million. We normally maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt. We also periodically have large cash balances that we use to fund seasonal tobacco purchases. These cash balances reduce our financing needs. Debt carried at variable interest rates was about $471 million at September 30, 2009. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $5 million, that amount would be mitigated by changes in charges to customers. Our policy is to work toward a level of floating rate liabilities, including customer deposits, that reflects a substantial portion of our average committed inventory levels over time. In addition to the $471 million of debt with variable interest rates, about $162 million of long-term debt has an effective average fixed rate of 5.48%.

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

In January 2005, Deltafina filed an appeal in the Court of First Instance of the European Communities. Although a hearing of the matter was held in June 2009, the outcome of the appeal is uncertain, and an ultimate resolution to the matter could take several years. Deltafina has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process. This deposit is accounted for as a non-current asset.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $44 million at the September 30, 2009 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

We do not believe that the decision can be reconciled the Commission’s Statement of Objections and the facts. In January 2006, both Deltafina and Universal Corporation filed appeals in the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, we believe it is probable that we will prevail in the appeals process, and we have not accrued a charge for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accrued interest in order to stay execution during the appeal process.

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

We have engaged in settlement discussions with the DOJ and SEC to resolve the above-referenced matter. Although those discussions are ongoing, we expect to enter into agreements with the DOJ and the SEC to resolve the matter, and we believe it is probable that such resolution will include injunctive relief, disgorgement and prejudgment interest, fines, penalties, and the retention of an independent compliance monitor. Since this matter arose, we have recorded accruals that we believe are adequate to satisfy the estimated financial settlement we expect with the resolution of this matter. However, because our discussions are ongoing, we cannot predict with certainty when or whether an agreement will be reached with the DOJ and SEC, or the precise terms of any such agreement. We will continue to cooperate with the authorities in this matter while resolution discussions proceed.

Other Legal Matters

In addition to the above-mentioned matters, some of our subsidiaries are involved in other litigation or legal and tax matters incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, management is vigorously defending these matters and does not currently expect that any of them will have a material adverse effect on our financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended September 30, 2009:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2009 to July 31, 2009	82,370	$36.28	82,370	$15,811,223
August 1, 2009 to August 31, 2009	69,990	37.40	69,990	13,193,285
September 1, 2009 to September 30, 2009	53,720	41.22	53,720	10,979,080

Total	206,080	$37.95	206,080	$10,979,080

(1)	Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)	Amounts listed for average price paid per share includes broker commissions paid in the transactions.
(3)	The stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2007. The stock repurchase plan authorizes the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors. The stock repurchase plan will expire on the earlier of November 15, 2009, or when we have exhausted the funds authorized for the program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on August 4, 2009.

At the Meeting, the shareholders elected three directors to serve three-year terms. The Company had outstanding, as of June 16, 2009, 24,957,727 shares of Common Stock, each of which was entitled to one vote. The majority of the shares entitled to vote constituted a quorum. Each of the three directors received more than an 89% majority of the votes of the outstanding shares. The voting with respect to each nominee was a follows:

Nominee	Votes For	Votes Withheld	Votes Against	Nonvotes

John B. Adams, Jr.	22,324,942	567,611	0	0
Robert C. Sledd	22,448,392	444,161	0	0
Eugene P. Trani	22,295,559	596,994	0	0

The terms of office of the following directors continued after the Meeting: Chester A. Crocker, Charles H. Foster, Jr., George C. Freeman, III, Thomas H. Johnson, Eddie N. Moore, Jr., Jeremiah J. Sheehan, and Hubert R. Stallard.

In addition, the shareholders re-approved the Universal Corporation Executive Officer Annual Incentive Plan, as amended, by the following vote:

For	Against	Abstain
22,143,220	596,698	152,635

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

ITEM 6.	EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009	UNIVERSAL CORPORATION
(Registrant)

/S/ DAVID C. MOORE
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ ROBERT M. PEEBLES
Robert M. Peebles, Controller
(Principal Accounting Officer)