Form 10-Q
period 2009-12-31
UNIVERSAL CORP /VA/
filed 2010-02-05
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

As of February 1, 2010, the total number of shares of common stock outstanding was 24,494,587.

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$661,205	$699,144	$1,925,235	$1,991,021
Costs and expenses
Cost of goods sold	516,541	533,176	1,493,864	1,566,876
Selling, general and administrative expenses	75,719	88,556	216,789	237,351

Operating income	68,945	77,412	214,582	186,794
Equity in pretax earnings of unconsolidated affiliates	7,783	5,259	17,029	12,792
Interest income	130	195	926	1,562
Interest expense	5,438	11,435	20,287	29,214

Income before income taxes and other items	71,420	71,431	212,250	171,934
Income taxes	22,946	18,638	65,300	52,034

Net income	48,474	52,793	146,950	119,900
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(2,778)	291	(4,994)	(3,923)

Net income attributable to Universal Corporation	45,696	53,084	141,956	115,977
Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)

Earnings available to Universal Corporation common shareholders	$41,984	$49,372	$130,819	$104,840

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$1.70	$1.98	$5.27	$4.07

Diluted	$1.54	$1.78	$4.78	$3.78

Retained earnings - beginning of year			$686,960	$711,655
Net income attributable to Universal Corporation			141,956	115,977
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock			(11,137)	(11,137)
Common stock (2009 - $1.38 per share; 2008 - $1.35 per share)			(34,670)	(35,276)
Repurchase of common stock - cost in excess of stated capital amount			(13,006)	(93,204)

Retained earnings - end of period			$770,103	$688,015

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2009	December 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$164,170	$87,971	$212,626
Short-term investments	—	5,939	—
Accounts receivable, net	255,847	342,595	263,383
Advances to suppliers, net	134,209	170,440	214,282
Accounts receivable - unconsolidated affiliates	26,550	35,234	20,371
Inventories - at lower of cost or market:
Tobacco	770,708	613,597	586,136
Other	50,716	67,000	60,712
Prepaid income taxes	14,632	20,270	13,181
Deferred income taxes	48,711	36,799	68,264
Other current assets	64,234	65,630	64,964

Total current assets	1,529,777	1,445,475	1,503,919

Property, plant and equipment
Land	16,147	15,978	15,773
Buildings	259,912	252,846	251,875
Machinery and equipment	535,278	503,993	492,214

	811,337	772,817	759,862
Less accumulated depreciation	(483,349)	(453,288)	(447,575)

	327,988	319,529	312,287

Other assets
Goodwill and other intangibles	106,000	106,137	106,097
Investments in unconsolidated affiliates	124,503	110,166	103,987
Deferred income taxes	13,961	35,562	17,376
Other noncurrent assets	122,057	97,020	94,510

	366,521	348,885	321,970

Total assets	$2,224,286	$2,113,889	$2,138,176

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2009	December 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Notes payable and overdrafts	$151,252	$140,677	$168,608
Accounts payable and accrued expenses	196,126	208,805	236,837
Accounts payable - unconsolidated affiliates	17,398	28,880	19,191
Customer advances and deposits	38,032	27,344	14,162
Accrued compensation	25,143	16,646	24,710
Income taxes payable	11,753	10,087	6,867
Current portion of long-term obligations	15,000	79,500	79,500

Total current liabilities	454,704	511,939	549,875

Long-term obligations	414,222	333,943	331,808

Pensions and other postretirement benefits	90,662	86,609	91,248

Other long-term liabilities	71,607	76,586	79,159

Deferred income taxes	41,608	54,156	52,842

Total liabilities	1,072,803	1,063,233	1,104,932

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at December 31, 2008, and March 31, 2009)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 24,617,987 shares issued and outstanding (24,987,055 at December 31, 2008, and 24,999,127 at March 31, 2009)	195,679	193,020	194,037
Retained earnings	770,103	688,015	686,960
Accumulated other comprehensive loss	(36,084)	(50,263)	(64,547)

Total Universal Corporation shareholders’ equity	1,142,721	1,043,795	1,029,473

Noncontrolling interests in subsidiaries	8,762	6,861	3,771

Total shareholders’ equity	1,151,483	1,050,656	1,033,244

Total liabilities and shareholders’ equity	$2,224,286	$2,113,889	$2,138,176

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146,950	$119,900
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	30,888	31,651
Amortization	1,791	736
Provisions for losses on advances and guaranteed loans to suppliers	19,148	14,427
Remeasurement loss (gain), net	7,219	42,432
Other, net	(2,841)	27,325
Changes in operating assets and liabilities, net	(148,345)	(243,274)

Net cash provided (used) by operating activities	54,810	(6,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(42,923)	(28,900)
Purchases of short-term investments	—	(9,658)
Maturities and sales of short-term investments	—	62,833
Proceeds from sale of property, plant and equipment, and other	3,356	14,530

Net cash provided (used) by investing activities	(39,567)	38,805

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	(23,935)	28,288
Issuance of long-term obligations	99,208	—
Repayment of long-term obligations	(79,500)	—
Dividends paid to noncontrolling interests	(105)	(105)
Issuance of common stock	205	37
Repurchase of common stock	(15,342)	(111,072)
Dividends paid on convertible perpetual preferred stock	(11,137)	(11,137)
Dividends paid on common stock	(34,315)	(34,623)
Other	(943)	—

Net cash used by financing activities	(65,864)	(128,612)

Effect of exchange rate changes on cash	2,165	(1,489)

Net decrease in cash and cash equivalents	(48,456)	(98,099)
Cash and cash equivalents at beginning of year	212,626	186,070

Cash and cash equivalents at end of period	$164,170	$87,971

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is the world’s leading leaf tobacco merchant and processor. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. As part of the process of preparing its financial statements, the Company performed an evaluation of subsequent events occurring from December 31, 2009, the date of the consolidated balance sheet included in this report, through February 5, 2010, the date its financial statements were issued. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements Adopted Through December 31, 2009

Effective September 30, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparing financial statements in conformity with generally accepted accounting principles in the United States. All guidance in the Codification carries the same level of authority, and all changes or additions to U.S. generally accepted accounting principles are now issued as Accounting Standards Updates. SFAS 168 did not make any changes to existing accounting guidance that impact the Company’s accounting and financial reporting.

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

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. GUARANTEES AND OTHER CONTINGENT LIABILITIES

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At December 31, 2009, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $129 million ($155 million face amount including unpaid accrued interest, less $26 million recorded for the fair value of the guarantees). About 80% of these guarantees expire within one year, and all of the remainder expire within five years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at December 31, 2009, was the face amount, $155 million including unpaid accrued interest ($133 million as of December 31, 2008, and $139 million at March 31, 2009). The fair value of the guarantees was a liability of approximately $26 million at December 31, 2009 ($26 million at December 31, 2008, and $35 million at March 31, 2009). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $62 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union, as discussed below.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $43 million at the December 31, 2009 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and the facts. In January 2006, the Company and Deltafina each filed appeals in the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and has not accrued a charge or interest for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accrued interest in order to stay execution during the appeal process.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2009	2008	2009	2008

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$45,696	$53,084	$141,956	$115,977
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)

Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	41,984	49,372	130,819	104,840

Denominator for basic earnings per share
Weighted average shares outstanding	24,684	24,989	24,823	25,759

Basic earnings per share	$1.70	$1.98	$5.27	$4.07

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$41,984	$49,372	$130,819	$104,840
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	3,712	11,137	11,137

Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	45,696	53,084	141,956	115,977

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,684	24,989	24,823	25,759
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,735	4,719	4,731	4,717
Employee share-based awards	226	142	173	196

Denominator for diluted earnings per share	29,645	29,850	29,727	30,672

Diluted earnings per share	$1.54	$1.78	$4.78	$3.78

For the three- and nine-month periods ended December 31, 2009 and 2008, certain employee share-based awards were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. These awards included stock appreciation rights and stock options totaling 507,801 shares at a weighted-average exercise price of $56.52 for the quarter and nine months ended December 31, 2009, and 704,972 shares at a weighted-average exercise price of $50.92 for the quarter and nine months ended December 31, 2008.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars - all amounts net of income taxes)	2009	2008	2009	2008

Net income	$48,474	$52,793	$146,950	$119,900
Foreign currency translation adjustment	222	(3,207)	13,814	(13,362)
Foreign currency hedge adjustment	482	(16,143)	14,750	(21,557)

Total comprehensive income	49,178	33,443	175,514	84,981

Less: comprehensive income attributable to noncontrolling interests in subsidiaries (including foreign currency translation adjustment)	(2,822)	322	(5,096)	(3,784)

Comprehensive income attributable to Universal Corporation	$46,356	$33,765	$170,418	$81,197

NOTE 6. INCOME TAXES

The Company is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The consolidated income tax rate is affected by a number of factors, including the mix of domestic and foreign earnings and investments, local tax rates of subsidiaries, repatriation of foreign earnings, and the Company’s ability to utilize foreign tax credits.

The Company’s consolidated effective income tax rates on pre-tax earnings for the quarter and nine months ended December 31, 2009, were approximately 32% and 31%, respectively. During both the second and third quarters, the Company reversed income taxes previously provided for uncertain tax positions because the statutes of limitations expired for the related tax years in the applicable tax jurisdictions. In addition, forecast current year earnings of subsidiaries in the African region have resulted in the recognition of foreign tax credits on historical unremitted earnings. The favorable impact of these items was partially offset by additional U.S. taxes provided for certain foreign income taxes that are not eligible as foreign tax credits when the related earnings are repatriated in future periods. The effect of these items reduced the consolidated effective tax rate below the 35% U.S. statutory rate for the quarter and nine months.

The consolidated effective income tax rates for the quarter and nine months ended December 31, 2008, were approximately 26% and 30%, respectively. During the quarter ended December 31, 2008, the Company reversed income taxes previously provided for uncertain tax positions due to the expiration of the related statute of limitations. In addition, changes in the Company’s overall tax position allowed it to utilize foreign tax credit carryforwards and reverse a valuation allowance that had previously been recorded on those carryforwards. The effect of these items reduced the consolidated effective tax rate below the 35% U.S. statutory rate for both the quarter and the nine months.

NOTE 7. DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange contracts. However, the Company’s policy also permits other instruments. In addition, management works to manage foreign currency exchange rate risk by minimizing net monetary positions in non-functional currencies, which may include using local borrowings. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and the consolidated balance sheets.

Fair Value Hedging Strategy for Interest Rate Risk

The Company has entered into interest rate swap agreements to manage its exposure to interest rate risk, with a strategy of maintaining a level of floating rate debt that is related to the interest rate exposure on committed inventories. The strategy is implemented by borrowing at floating interest rates, and by converting a portion of the Company’s fixed-rate debt to floating rates. The interest rate swap agreements allow the Company to receive amounts equal to the fixed interest payments it is obligated to

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

make on the underlying debt instruments in exchange for making floating-rate interest payments that change semi-annually based on changes in the benchmark interest rate.

The interest rate swap agreements are designated and qualify as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. In all cases, the critical terms of each interest rate swap agreement match the terms of the underlying debt instrument, and there is no hedge ineffectiveness. At December 31, 2009, the total notional amount of the Company’s receive-fixed/pay-floating interest rate swaps was $245 million. At December 31, 2008, and March 31, 2009, the total notional amount of the outstanding interest rate swaps was $170 million.

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

From September 2008 through July 2009, the Company hedged approximately $241 million U.S. dollar notional amount related to 2008-2009 crop tobacco purchases in Brazil, primarily related to customer contractual requirements. As noted above, all of the related forward contracts were designated and accounted for as cash flow hedges. Purchases of the 2008-2009 crop were completed in July 2009, and all forward contracts related to that crop matured and were settled by that time. Sales of the 2008-2009 crop began during the first quarter of fiscal year 2010. During the nine months ended December 31, 2009, a portion of the hedge gains and losses previously recorded in accumulated other comprehensive income was reclassified to cost of goods sold related to those sales. For all remaining hedge gains and losses recorded in accumulated other comprehensive loss at December 31, 2009, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2010.

From October 2007 through July 2008, the Company hedged approximately $240 million U.S. dollar notional amount related to the 2007-2008 crop in Brazil, but they were not designated and accounted for as hedges, so gains and losses on those contracts were recorded in earnings as they occurred.

As of December 31, 2009, the Company had not entered any forward contracts to hedge 2009-2010 crop tobacco purchases.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities at most times of the year, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. Due to the size of its operations and the fact that it provides significant financing to farmers for crop production, the Company’s subsidiary in Brazil has significant exposure to currency remeasurement gains and losses due to fluctuations in exchange rates at certain times of the year. To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2009, the Company entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts were recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains for the notional amount hedged in the consolidated statements of income. Accordingly, the Company did not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $36 million in U.S. dollars, and all of the contracts matured and were settled before March 31, 2009. To further mitigate currency remeasurement exposure, the Company’s Brazilian subsidiary has obtained short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position. During the nine months ended December 31, 2009, such local borrowings in Brazil approximated $31 million.

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

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the quarter and nine months ended December 31, 2009 and 2008.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2009	2008	2009	2008
Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$(2,683)	$12,325	$(2,586)	$10,501
Location of gain (loss) recognized in earnings	Interest expense

Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$2,683	$(12,325)	$2,586	$(10,501)
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$—	$—	$7,162	$—
Loss reclassified from accumulated other comprehensive loss into earnings	$(1,274)	$—	$(14,492)	$—
Location of loss reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold

Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$1,444	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Contracts related to forecast purchases of tobacco in Brazil
Gain (loss) recognized in earnings	$—	$(408)	$—	$1,175
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Contracts related to net local currency monetary assets and liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Contracts related to accounts receivable of non-U.S. dollar subsidiaries
Gain (loss) recognized in earnings	$826	$(190)	$1,161	$359
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Total gain (loss) recognized in earnings for forward foreign currency exchange contracts not designated as hedges	$826	$(598)	$1,161	$1,534

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the interest rate swap agreements designated as fair value hedges, since the hedges have no ineffectiveness, the gain or loss recognized in earnings on the derivative is offset by a corresponding loss or gain on the underlying hedged debt.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $0.4 million remained in accumulated other comprehensive loss at December 31, 2009. That balance reflects losses on the settled contracts, less the amount reclassified to earnings related to tobacco sold through December 31, 2009. The balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold during fiscal year 2010 as the remaining 2008-2009 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the loss or gain is recognized in earnings, it is offset by a change in the expected direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Margins on the sale of the tobacco are generally not significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2009 and 2008, and March 31, 2009:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
(in thousands of dollars)	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
		Dec. 31, 2009	Dec. 31, 2008	March 31, 2009		Dec. 31, 2009	Dec. 31, 2008	March 31, 2009
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$10,833	$13,943	$11,808	Long-term obligations	$1,611	$—	$—
Forward foreign currency exchange contracts	Other current assets	—	—	2,397	Accounts payable and accrued expenses	—	—	10,026

Total		$10,833	$13,943	$14,205		$1,611	$—	$10,026

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$556	$—	$45	Accounts payable and accrued expenses	$287	$—	$712

Total		$556	$—	$45		$287	$—	$712

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. FAIR VALUE MEASUREMENTS

Universal adopted the current accounting guidance for fair value measurements effective April 1, 2008, for financial assets and liabilities, and effective April 1, 2009, for nonfinancial assets and liabilities. The financial assets and liabilities measured at fair value include money market funds, trading securities associated with deferred compensation plans, interest rate swap agreements, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. The application of the fair value guidance to nonfinancial assets and liabilities primarily includes assessments of goodwill and long-lived assets for potential impairment.

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

At December 31, 2009, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the table below and classified based on how their values were determined under the fair value hierarchy:

	December 31, 2009
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$139,716	$—	$—	$139,716
Trading securities associated with deferred compensation plans	19,031	—	—	19,031
Interest rate swaps	—	10,833	—	10,833
Forward foreign currency exchange contracts	—	556	—	556

Total assets	$158,747	$11,389	$—	$170,136

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$25,859	$25,859
Interest rate swaps	—	1,611	—	1,611
Forward foreign currency exchange contracts	—	287	—	287

Total liabilities	$—	$1,898	$25,859	$27,757

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Guarantees of bank loans to tobacco growers

The fair values of the Company’s guarantees of bank loans to tobacco growers are determined by using internally tracked historical loss data for such loans to develop an estimate of future losses under the guarantees outstanding at the measurement date. The present value of the cash flows associated with those estimated losses is then calculated at a risk-adjusted interest rate. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2009, is as follows:

(in thousands of dollars)	Nine Months Ended December 31, 2009
Balance at beginning of year	$35,154
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio and addition of current crop year loans)	(17,992)
Change in discount rate and estimated collection period	1,106
Currency remeasurement	7,591

Balance at end of period	$25,859

Universal has not elected to report at fair value any financial instruments or other items not otherwise required to be reported at fair value under current accounting guidance.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2009	2008	2009	2008
Service cost	$1,030	$1,432	$162	$228
Interest cost	3,710	3,403	705	698
Expected return on plan assets	(3,469)	(3,326)	(38)	(39)
Settlement cost	2,084	—	—	—
Net amortization and deferral	245	572	(255)	(138)

Net periodic benefit cost	$3,600	$2,081	$574	$749

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2009	2008	2009	2008
Service cost	$3,071	$4,331	$489	$684
Interest cost	11,076	10,297	2,116	2,093
Expected return on plan assets	(10,360)	(10,006)	(114)	(117)
Curtailment loss	—	815	—	—
Settlement cost	3,334	3,302	—	—
Net amortization and deferral	735	1,211	(765)	(162)

Net periodic benefit cost	$7,856	$9,950	$1,726	$2,498

During the nine months ended December 31, 2009, the Company made contributions of approximately $14 million to its qualified and non-qualified pension plans. Additional contributions of approximately $2.5 million are expected during the remaining three months of fiscal year 2010.

NOTE 10. STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year, which is scheduled on a day between two and twelve business days following the public release of the Company’s annual financial results. The Compensation Committee administers the Company’s Plans consistently, following previously defined guidelines. Awards of restricted stock, RSUs, PSAs, SARs, and non-qualified stock options are currently outstanding under the Plans. The non-qualified stock options and SARs have an exercise price equal to the closing price of a share of the Company’s common stock on the grant date. All stock options currently outstanding are fully vested and exercisable, and they expire ten years after the grant date. The SARs are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive shares of restricted stock following each annual meeting of shareholders. These shares vest upon the individual’s retirement from service as a director.

During the nine-month period ended December 31, 2009 and 2008, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

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

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the nine months ended December 31, 2009 and 2008, the Company recorded total stock-based compensation expense of approximately $4.6 million and $3.8 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.2 million during the remaining three months of fiscal year 2010.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2009	2008	2009	2008

SALES AND OTHER OPERATING REVENUES

Flue-cured and burley leaf tobacco operations:
North America	$101,302	$160,979	$187,308	$264,272
Other regions (1)	502,624	482,538	1,570,973	1,570,299

Subtotal	603,926	643,517	1,758,281	1,834,571
Other tobacco operations (2)	57,279	55,627	166,954	156,450

Consolidated sales and other operating revenues	$661,205	$699,144	$1,925,235	$1,991,021

OPERATING INCOME

Flue-cured and burley leaf tobacco operations:
North America	$23,826	$23,894	$32,080	$27,218
Other regions (1)	42,320	49,747	167,706	147,385

Subtotal	66,146	73,641	199,786	174,603
Other tobacco operations (2)	10,582	9,030	31,825	24,983

Segment operating income	76,728	82,671	231,611	199,586

Less:
Equity in pretax earnings of unconsolidated affiliates (3)	7,783	5,259	17,029	12,792

Consolidated operating income	$68,945	$77,412	$214,582	$186,794

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
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

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. CHANGES IN SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

As discussed in Note 2, the Company adopted SFAS 160 (now set forth in Topic 810 of the Codification) effective April 1, 2009, and revised its financial statement presentation for noncontrolling interests in subsidiaries to reflect the new guidance. A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the nine months ended December 31, 2009 and 2008, is as follows:

	Nine Months Ended December 31, 2009			Nine Months Ended December 31, 2008
(in thousands of dollars)	Universal Corporation	Noncontrolling Interests	Total	Universal Corporation	Noncontrolling Interests	Total

Balance at beginning of year	$1,029,473	$3,771	$1,033,244	$1,115,631	$3,182	$1,118,813

Changes in common stock
Issuance of common stock	205	—	205	37	—	37
Repurchase of common stock	(3,171)	—	(3,171)	(17,256)	—	(17,256)
Accrual of stock-based compensation	4,609	—	4,609	3,805	—	3,805

Changes in retained earnings
Net income	141,956	4,994	146,950	115,977	3,923	119,900
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(11,137)	—	(11,137)	(11,137)	—	(11,137)
Common stock	(34,670)	—	(34,670)	(35,276)	—	(35,276)
Repurchase of common stock	(13,006)	—	(13,006)	(93,204)	—	(93,204)

Other comprehensive income (loss)
Translation adjustments, net of income taxes	13,712	102	13,814	(13,224)	(139)	(13,363)
Foreign currency hedge adjustment, net of income taxes	14,750	—	14,750	(21,558)	—	(21,558)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(105)	(105)	—	(105)	(105)

Balance at end of period	$1,142,721	$8,762	$1,151,483	$1,043,795	$6,861	$1,050,656

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Overview

After significant seasonal working capital investments during the first half of our fiscal year, we generally see contraction in inventory and other working capital elements in the second half of the fiscal year as major crops in Africa are being shipped and South American shipments near completion. Reflecting this seasonal pattern, inventory levels have declined, cash balances have increased, short-term bank borrowings and customer funds have decreased, and operating cash flows have increased since September 30. In addition, we purchased common stock under our share repurchase program, which is based on free cash flow generated in prior years, adjusted to reflect our expected capital structure and our future capital needs and working capital requirements. We define free cash flow as cash flow from operations less capital expenditures and dividends.

Our liquidity and capital resource requirements are predominantly short term in nature and relate to working capital for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each geographic area follows a seasonal cycle of buying, processing, and shipping, although in many regions, we also provide agricultural materials to farmers during the growing season. The timing of the elements of each cycle is influenced by such things as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to reduce liquidity risk and ensure financial flexibility.

Operations

Operating activities provided about $55 million in net cash flow during the first nine months of fiscal year 2010. This is a favorable variance of about $60 million compared to the same period last year, primarily because customer accounts receivable decreased due to later shipments in certain origins this year. Current advances to suppliers were $134 million at December 31, 2009, a reduction of $80 million from March 31, 2009, as crops were delivered in payment of those balances primarily in Asia, Africa, and South America. Compared to the same time last year, current advances to suppliers were $36 million lower, reflecting lower advances in Brazil and Argentina.

Tobacco inventory, at $771 million, was up $185 million during the first nine months of fiscal year 2010 on seasonal tobacco crop purchases in several areas, mostly Africa and North America. In addition to seasonal increases, tobacco inventory levels are $157 million higher than December 31, 2008, levels, primarily reflecting inventory in Africa and North America that is expected to be shipped later this year than last year. Higher leaf prices in Africa and larger crops in the United States also increased inventory balances. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

We generally do not purchase material quantities of tobacco on a speculative basis. At December 31, 2009, our uncommitted inventories were $121 million, or about 16%, of total tobacco inventory, compared to $124 million at March 31, 2009, or about 21%, of our total inventory, and $97 million at December 31, 2008, or about 16%, of our total inventory. These percentages are within normal ranges for our business and vary seasonally. Uncommitted inventories have increased as the balance of supply and demand has improved. In recent periods, uncommitted stocks had dropped to record low levels.

Investment

During the nine months ended December 31, 2009, we invested about $43 million in our fixed assets compared to $29 million in the first nine months of last year. Depreciation expense was approximately $31 million and $32 million in the nine months ended December 31, 2009 and 2008, respectively. Our intent is to limit maintenance capital spending to a level below depreciation expense in order to maintain strong cash flow. However, from time to time larger projects may be undertaken. Our capital expenditures during the current year include investments to expand and upgrade our facility in Lancaster, Pennsylvania, to accommodate the consolidation of our U.S. dark tobacco processing operations. That work is now nearly complete, but the facility is operational. Through December 31, 2009, we had spent approximately $10 million of the $12 million estimated total cost of that project. We have several other customer-driven opportunities that will require about $24 million of capital investment in the aggregate. Approximately $12 million was spent on those projects through December 31, 2009, and we expect to spend approximately $3 million of the remaining cost by the end of the current fiscal year.

Financing

We define our net debt as the sum of notes payable and overdrafts, long-term debt (including current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet. We also define our total capitalization as our net debt plus shareholders’ equity. Net debt increased by about $73 million to $454 million during the nine months ended December 31, 2009, primarily due to seasonal working capital requirements. Net debt as a percentage of total capitalization was approximately 28% at December 31, 2009, up from about 27% at March 31, 2009, and down from approximately 32% at December 31, 2008. Net debt was about $33 million lower than December 31, 2008, levels, and it was lower than our target range of 35% to 45% of total capitalization. We repaid $79.5 million in long-term debt that matured in September 2009, and we provided $14 million in funding to our pension plans during the nine months. In November 2009, we issued $100 million in 6.25% senior, unsecured notes due December 1, 2014. The proceeds were used to repay debt obligations, including notes payable and overdrafts incurred to repay the September 2009 long-term debt maturity, and for general corporate purposes.

As of December 31, 2009, we were in compliance with the covenants of our debt agreements. We had $400 million available under a committed revolving credit facility that will expire on August 31, 2012, and $164 million in cash and cash equivalents. Our short-term debt totaled $151 million, and we had $15 million of current maturities of long-term debt. In addition, we had over $500 million in unused, uncommitted credit lines. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. As noted above, a significant portion of the capital spending to complete the consolidation of our U.S. dark tobacco operations as well as new investments requested by our customers was incurred during the first nine months of the year, and we expect most of the remainder to be spent by the end of the fiscal year. Our available capital resources from our cash balances, committed credit facilities, and uncommitted credit lines remain adequate to support our foreseeable operating needs.

On November 7, 2007, we announced that our Board of Directors had approved the purchase of up to $150 million of our common stock through November 2009. The purchases were carried out from time to time on the open market at prevailing market prices. During the nine months ended December 31, 2009, we purchased 347,491 shares of common stock at an aggregate cost of $13.1 million (average price per share of $37.84), which brought our total purchases under the program to 2.9 million shares at an aggregate cost of $141 million (average price per share of $48.59). The program ended on November 5, 2009, when it was superseded by a new program. On November 5, 2009, we announced that our Board of Directors had approved a new authorization for the purchase of up to $150 million of our common stock through November 5, 2012. The purchases are to be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. The program is based on cash flow from operating activities less capital expenditures and dividends generated in prior years, adjusted to reflect our working capital needs. During the three months ended December 31, 2009, we purchased 66,188 shares of common stock under the new program at an aggregate cost of $3.1 million (average price per share of $46.62). As of December 31, 2009, we had approximately 24.6 million common shares outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. During the quarter ended December 31, 2009, we entered into new interest rate swaps with a notional balance totaling $75 million to hedge our interest rate exposure. These swaps were entered at the time we issued our 6.25% senior unsecured notes. The floating rate at the time of issuance would have approximated 4%. At December 31, 2009, the total notional amount of our outstanding interest rate swaps was $245 million and the fair value was a net asset of $9.2 million.

We also enter into forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco in Brazil, and we account for them as cash flow hedges. At December 31, 2009, all forward contracts to hedge 2008-2009 crop tobacco purchases were settled, and we had approximately $0.4 million in losses on those contracts remaining in accumulated other comprehensive loss related to the portion of those tobaccos not yet sold. At December 31, 2009, we had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was not material.

Results of Operations

Amounts included in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the nine months ended December 31, 2009, was $142.0 million, or $4.78 per diluted share, 22% above last year’s results of $116.0 million, or $3.78 per diluted share. Last year’s strong performance was overshadowed by the recognition of $45 million in currency-related costs due to the rapid strengthening of the U.S. dollar, and the current year has benefited from a $42 million reduction in those costs. That benefit was partially offset by delays in shipments from Africa and North America this year. Those shipment delays also caused a 3% reduction in revenues for the nine months and contributed to a modest decline in third quarter results this year. For the third quarter of fiscal year 2010, net income was about $45.7 million, or $1.54 per diluted share, compared to last year’s net income of $53.1 million, or $1.78 per diluted share. Revenues for the quarter of about $661 million were down by 5%.

Flue-cured and Burley Operations

First Nine Months

Operating income for our flue-cured and burley tobacco operations, which comprise the North America and Other Regions segments, increased by more than 14% to nearly $200 million for the first nine months of this fiscal year, largely on lower currency-related costs. Revenues were down by 4%, primarily due to shipment delays in North America and Africa that were partly offset by higher sales from Asia and South America. In North America, operating income increased by nearly $5 million as higher prices and improved experience with farmer advances in some areas outweighed the effect of lower U.S. shipments. Revenues for the North America unit declined on shipment delays, lower sales of old crop leaf, and lower Canadian volumes. Earnings for the Other Regions segment were up by nearly 14%, primarily due to large currency-related costs in Brazil last year. African volumes were substantially lower because the current crop is being shipped later and because first quarter shipments of old crop tobacco were lower this year. The later timing of current crop shipments from Africa was due to customer delays, a late start to the purchasing season, and logistical issues. In Europe, lower margins and the effect of currency translation reduced reported results. Volumes improved in Asia on increased trading business, and currency effects were favorable in that region as well. Revenues for Other Regions were nearly flat for the nine months as lower volumes from the shipment delays in Africa were offset by higher sales in Asia and South America.

Third Quarter

In the third quarter of fiscal year 2010, operating income for flue-cured and burley operations was $66 million, 10% lower than the same period last year. Revenues for the group, at $604 million, were lower due to the decrease in volumes caused by the delayed shipments from North America and Africa. Sales increases in South America offset part of the reduction from shipment timing. Despite lower volumes, operating income for the North America segment was flat, largely reflecting additional processing business and improved margins in some areas. Results for the Other Regions segment were down 15%, primarily due to lower African volumes. Although results benefited from the absence of currency losses in Brazil this year, the benefit was reduced by several other factors in the quarter, including higher pension settlement costs and higher provisions against direct and guaranteed farmer loans in Brazil. Revenues for the Other Regions segment revenue increased by 4% in the quarter compared to last year as the effect of African shipment delays was mitigated by higher volumes in Asia, coupled with higher prices in some areas to recover increased costs of green tobacco.

Other Tobacco Operations

The Other Tobacco Operations segment performed well during the first nine months of fiscal year 2010 with a 27% improvement in operating income compared to last year. The dark tobacco group benefited from a better currency environment and improvements related to mix of business, which more than offset slightly lower volumes and costs of rationalizing their U.S. operations. Despite a decrease in overall volumes, the oriental tobacco joint venture earnings increased by $4 million for the nine months due to a better sales mix and cost savings, as well as lower interest and currency costs. The latter factors also benefited the third quarter, driving segment performance up 17% for that period. Dark tobacco business results lagged the prior year primarily due to some one-time sales last year and shipment timing differences, which also reduced revenues for the quarter. The facility upgrade and expansion in Lancaster, Pennsylvania, was near completion in December, and the factory is now operating. Segment revenues were higher in both the quarter and the nine months ended December 31, 2009, as higher volumes of oriental leaf in each period were sold through the consolidated group.

Other Information

Selling, general, and administrative costs decreased by about $13 million, or 14%, in the quarter and $21 million, or 9%, in the nine months ended December 31, 2009, compared to the same periods last year. The reductions were primarily due to lower currency remeasurement and exchange losses, which were down $25 million for the quarter and $42 million for the nine months, offset partially by higher pension settlement costs and an increase in provisions on direct and guaranteed farmer loans in Brazil. Compared to last year, interest expense was about $6 million lower in the quarter and $9 million lower in the nine-month period primarily because of lower average borrowings combined with lower average interest rates.

Our consolidated effective income tax rates on pre-tax earnings for the quarter and nine months ended December 31, 2009, were approximately 32% and 31%, respectively. During both the second and third quarters, we reversed income taxes previously provided for uncertain tax positions because the statutes of limitations expired for the related tax years in the applicable tax jurisdictions. In addition, forecast current year earnings of subsidiaries in the African region have resulted in the recognition of foreign tax credits on historical unremitted earnings. The favorable impact of these items was partially offset by additional U.S. taxes provided for certain foreign income taxes that are not eligible as foreign tax credits when the related earnings are repatriated in future periods. The effect of these items reduced the consolidated effective tax rate below the 35% U.S. statutory rate for the quarter and nine months.

The consolidated effective income tax rates for the quarter and nine months ended December 31, 2008, were approximately 26% and 30%, respectively. During the quarter ended December 31, 2008, we reversed income taxes previously provided for uncertain tax positions due to the expiration of the related statute of limitations. In addition, changes in the our overall tax position allowed us to utilize foreign tax credit carryforwards and reverse a valuation allowance that had previously been recorded on those carryforwards. The effect of these items reduced the consolidated effective tax rate below the 35% U.S. statutory rate for both the quarter and the nine months.

General Overview

Our operations continue to perform well as we look at them over the crop cycle. Timing differences are a normal part of our business whether caused by farmer deliveries that affect inventory levels or by shipments that affect both inventory and income recognition. This year is no exception as both North American and African shipments have been delayed. We currently expect the shipments to be substantially completed by our fiscal year end. We are benefiting from continued cost controls and global coordination, and we are pleased with our performance so far this year.

Looking ahead to crops that will be sold in fiscal year 2011, Brazilian crops are now expected to be lower than originally estimated because of excess rainfall, while dry conditions have reduced the Malawi burley crop. However, these changes should not have a substantial effect on worldwide production. In recent months, some of our customers have announced that the combined impact of increased excise taxes and the recessionary economy has reduced demand somewhat for tobacco products in more developed markets. Although such decreases could shift future demand for some types of leaf, we expect the overall export markets will remain largely in balance because export production appears stable and worldwide uncommitted dealer inventories remain near historical December lows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. Our customers generally pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable-rate debt. When we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall. As of December 31, 2009, tobacco inventory of $771 million included about $650 million in inventory that was committed for sale to customers and about $121 million that was not committed. Committed inventory, after deducting $38 million in customer deposits, represents our net exposure of $612 million. We normally maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt. We also periodically have large cash balances that we use to fund seasonal tobacco purchases. These cash balances reduce our financing needs. Debt carried at variable interest rates was about $396 million at December 31, 2009. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $4 million, that amount would be mitigated by changes in charges to customers. Our policy is to work toward a level of floating rate liabilities, including customer deposits, that reflects a substantial portion of our average committed inventory levels over time. In addition to the $396 million of debt with variable interest rates, about $175 million of our long-term debt has an effective average fixed rate of 5.6%.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we generally manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. For example, when we purchased the Brazilian crop in the beginning of fiscal year 2009, the local currency had appreciated significantly against the U.S. dollar. Thus, the cost of the crop increased over the prior year, in U.S. dollar terms. We enter into forward currency exchange contracts to hedge some of the effects of currency movements on purchases of tobacco to reduce the volatility of costs related to customer contracts. In addition, we enter into some forward contracts to hedge balance sheet exposures.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $43 million at the December 31, 2009 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

We do not believe that the decision can be reconciled the Commission’s Statement of Objections and the facts. In January 2006, both Deltafina and Universal Corporation filed appeals in the Court of First Instance of the European Communities. Based on consultation with outside legal counsel, we believe it is probable that we will prevail in the appeals process, and we have not accrued a charge or interest for the fine. Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accrued interest in order to stay execution during the appeal process.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2009:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2009 to October 31, 2009	43,790	$43.41	43,790	$9,078,273
November 1, 2009 to November 30, 2009	—	—	—	150,000,000
December 1, 2009 to December 31, 2009	66,188	46.62	66,188	146,914,579

Total	109,978	$45.35	109,978	$146,914,579

(1)	Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)	Amounts listed for average price paid per share includes broker commissions paid in the transactions.
(3)	A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2007. It authorized the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors. This program ended on November 5, 2009, when it was superseded by a new program. The new stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2009. This stock repurchase plan authorizes the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on the earlier of November 5, 2012, or when we have exhausted the funds authorized for the program.

ITEM 6.	EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2010	UNIVERSAL CORPORATION
(Registrant)

/S/ DAVID C. MOORE
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ ROBERT M. PEEBLES
Robert M. Peebles, Controller
(Principal Accounting Officer)