Form 10-K
period 2010-03-31
UNIVERSAL CORP /VA/
filed 2010-05-27
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $885 million at September 30, 2009.

As of May 24, 2010, the total number of shares of common stock outstanding was 24,165,178.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the 2010 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

UNIVERSAL CORPORATION

FORM 10-K

General

This Annual Report on Form 10-K, which we refer to herein as our Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; changes in exchange rates; and general economic, political, market, and weather conditions. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.

This Annual Report uses the terms “Universal,” “the Company,” “we,” “us,” and “our” to refer to Universal Corporation and its subsidiaries when it is not necessary to distinguish among Universal Corporation and its various operating subsidiaries or when any distinction is clear from the context in which it is used.

PART I

Item 1.	Business

A. The Company

Overview

We are the world’s leading leaf tobacco merchant and processor. Tobacco has been our principal focus since our founding in 1918. The largest portion of our business involves the procurement, processing, packing, and supply of flue-cured and burley leaf tobacco to manufacturers of consumer tobacco products. The reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco-related services. We generated approximately $2.5 billion in consolidated revenues and earned approximately $280 million in total segment operating income in fiscal year 2010. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

Key Operating Principles

We believe that by following several key operating principles we will continue to produce good financial returns from our business and enhance shareholder value. These key operating principles are:

•

Strategic alliances. We foster strategic alliances with our major customers to the benefit of all parties. These relationships with major manufacturers are, in our opinion, especially appropriate to the leaf tobacco industry where volume at an appropriate price is a key factor in long-term profitability. We work to secure adequate factory volumes in all markets where we operate, but we balance that objective with the cost of sourcing incremental volumes in markets where we provide financing to farmers. Alliances permit the optimization of our inventory levels to reduce risk during market downturns by enabling us to target our tobacco purchases against customer purchase indications. Our challenge is to adapt our business model continuously to meet our customers’ evolving needs while continuing to provide stability of supply and the quality that distinguishes our product.

•

Strong local management. We operate with strong local management in major leaf tobacco markets. We believe that by having strong local management we can better identify and adjust to changes in market conditions. We believe this is a key factor in our ability to continue to deliver the high quality, competitively priced products our customers expect.

•

Diversified sources. We strive to maintain diversified sources of leaf tobacco to minimize reliance on any one growing or sourcing area so long as customers are willing to support such diversity. Although proportions vary with relative crop sizes, historically, South America has provided between 25% and 35% of the aggregate volume of flue-cured and burley tobacco that we handle, and North America and Africa each have provided between 20% and 30% of that aggregate volume. However, industry changes may affect the relative quantities that we handle. These changes are described elsewhere in Item 7 under “Other Information Regarding Trends and Management Actions.”

•

Low-cost quality producer. Our goal is to be the low-cost producer of quality products and services for our customers. We focus on producing a quality product in a cost-effective manner. We sponsor farmer programs in good agricultural practices, the reduction of non-tobacco related materials, and social responsibility, among others.

•

Financial strength. We believe that our financial strength is important, because it enables us to fund our business efficiently and make investments in our business when an appropriate opportunity is identified. It also affords us financial flexibility in dealing with customer requirements and market changes. We continually work to improve our creditworthiness.

Additional Information

Our website address is www.universalcorp.com. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the SEC. Access to these filings on our website is available free of charge. We also post our press releases on our website. Information on our website is not deemed to be incorporated by reference into this Annual Report.

In addition, our Corporate Governance Guidelines, Code of Conduct, and charters for the Audit Committee, the Executive Committee, the Executive Compensation, Nominating, and Corporate Governance Committee, the Pension Investment Committee, and the Finance Committee are available free of charge to shareholders and the public through the “Corporate Governance” section of our website. Printed copies of the foregoing are available to any shareholder upon written request to our Treasurer at the address set forth on the cover of this Annual Report or may be requested through our website, www.universalcorp.com.

B. Description of Business

General

Our business involves buying, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Buying leaf tobacco involves contracting with and financing farmers in many origins. We do not manufacture cigarettes or other consumer tobacco products. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing countries around the world, we process and sell flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, managing just-in-time inventory, and manufacturing reconstituted sheet tobacco. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. We generate our revenues from product sales, processing fees, and fees for other services. Over 80% of our volume is derived from sales to customers with major market positions and with whom we have long-standing relationships. Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2010, our flue-cured and burley operations accounted for 90% of our revenues and 86% of our segment operating income.

Because unprocessed, or green, tobacco is a perishable product, processing of leaf tobacco is an essential service to our customers. Our processing of leaf tobacco includes grading in the factories, blending, quality picking, separation of leaf lamina from the stems, drying, and packing to precise moisture targets for proper aging. Accomplishing these tasks generally requires investments in plants and machinery in areas where the tobacco is grown. Processed tobacco that has been properly packed can be stored by customers for a number of years prior to use, but most processed tobacco is used within two to three years.

We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world. We estimate that we have historically purchased between 20% and 30% of the annual production of such tobaccos in Brazil and between 35% and 45% in Africa. These percentages can change from year to year based on the size, price, and quality of the crops. We also have a major processing facility in the United States, which has historically handled between 35% and 45% of U.S. flue-cured and burley tobacco production. In the United States, we sell processed U.S. tobacco to cigarette manufacturers, and we process U.S. flue-cured and burley tobacco on a fee basis, which we also refer to as “toll processing.” We participate in the procurement, processing, and sale of oriental tobacco through ownership of a 49% equity interest in what we believe to be the largest oriental leaf tobacco merchant in the world, Socotab, L.L.C. In addition, we maintain a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our operating presence in all of the major sourcing areas, our development of processing equipment and technologies, our financial position, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, and our long-standing relationships with customers.

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

In the majority of the countries where we operate, including Argentina, Brazil, Guatemala, Hungary, Indonesia, Italy, Mexico, Mozambique, the Philippines, Poland, Tanzania, the United States, Zambia, and Zimbabwe, we contract directly with tobacco farmers or tobacco farmer cooperatives, in most cases before harvest, and thereby take the risk that the delivered quality and quantity may not meet market requirements. In many countries outside the United States, we also provide agronomy services and crop advances of, or for, seed, fertilizer, and other supplies. In Malawi, Zambia, and Zimbabwe, we also purchase tobacco under auction systems.

Our foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, we advance funds, guarantee local loans, or do both, each in substantial amounts, for the purchase of tobacco. The majority of these seasonal advances and loan guarantees mature in one year or less upon the farmers’ delivery of contracted tobaccos. Most advances to farmers are denominated in local currency, which is a source of foreign currency exchange rate risk. Most tobacco sales are denominated in U.S. dollars, which reduces our foreign currency exchange risk after the tobacco has been purchased. See Item 1A, “Risk Factors” for further information about our foreign currency exchange risk.

For a discussion of recent developments and trends in, and factors that may affect, our business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors.”

Seasonality

Our operations are seasonal in nature. Tobacco in Brazil is usually purchased from January through July, while buying in Malawi, Mozambique, and other African countries typically begins around April and continues through late fall. Farmers begin to sell U.S. flue-cured tobacco in late July, and the marketing season lasts for approximately four months. U.S. burley tobacco farmers deliver their crop from mid-November through mid-February. These overlapping marketing periods tend to mitigate the overall effects of seasonality on our financial performance in most fiscal years.

We normally operate each of our processing plants for seven to nine months of the year. During this period for each region, inventories of green tobacco, inventories of processed tobacco, and trade accounts receivable normally reach peak levels in succession. We normally finance this expansion of current assets with cash, short-term notes payable to banks, and customer advances, and these funding sources normally reach their peak usage in each region during its respective processing period. Our balance sheet at our fiscal year end reflects seasonal expansions in working capital in South America, Central America, and Western Europe.

Customers

A material part of our business is dependent upon a few customers. For the year ended March 31, 2010, each of Philip Morris International, Inc., Japan Tobacco Inc., and Imperial Tobacco Group, PLC, including its respective affiliates, accounted for 10% or more of our revenues. The loss of, or substantial reduction in business from, any of these customers would have a material adverse effect on our results. We have long-standing relationships with these customers. For information on possible changes in the industry, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Management’s Actions and Trends”.

We had orders from customers for approximately $651 million of the tobacco in our inventories at March 31, 2010. Based upon historical experience, we expect that at least 90% of such orders will be delivered during the following twelve months. Most of our product requires shipment via oceangoing vessel to reach customer destinations. Delays in the delivery of orders can result from such factors as container availability and port access, or changing customer requirements for shipment.

As more fully described in Note 1 to the consolidated financial statements in Item 8 to this Annual Report, we recognize sales revenue at the time that title to the tobacco and risk of loss passes to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, principally the United States, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the ability to meet customer specifications in the buying, processing, and financing of tobacco, and on the price charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy the available tobacco. Our principal competitor is Alliance One International, Inc. (“Alliance One”). Alliance One operates in many of the countries where we operate. We believe that we hold the larger worldwide market share based on volume handled by our subsidiaries and affiliates. However, based on our estimates, we do not believe that the market shares differ substantially between the two companies. Some of our major customers are partially vertically integrated, and thus, also compete with us for the purchase of leaf tobacco in many of the major markets.

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

Reportable Segments

We evaluate the performance of our business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and burley leaf tobacco operations for supply to cigarette manufacturers. Dark Air-Cured supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and Oriental supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services provides just-in-time inventory services and laboratory services including physical and chemical product testing for customers.

The five regional operating segments serving our cigarette manufacturer customers share similar characteristics in the nature of their products and services, production processes, class of customer, product distribution methods, and regulatory environment. Based on the applicable accounting guidance, four of the regions – South America, Africa, Europe, and Asia – are aggregated into a single reporting segment, Other Regions, because they also have similar economic characteristics. North America is reported as an individual operating segment, because its economic characteristics differ from the other regions, generally because its operations do not require significant working capital investments for crop financing and inventory and because toll processing is an important source of its operating income. The Dark Air-Cured, Oriental, and Special Services segments, which have differing characteristics in some of the categories mentioned above, are reported together as Other Tobacco Operations, because each is below the measurement threshold for separate reporting.

Financial Information about Segments

Our North America and Other Regions reportable segments, which represent our flue-cured and burley tobacco operations, accounted for 14% and 76% of our revenues and 21% and 65% of our segment operating income, respectively, in fiscal year 2010. Our Other Tobacco Operations reportable segment accounted for 10% of our revenues and 14% of our segment operating income in fiscal year 2010. Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years, along with segment assets for each reportable segment at March 31, 2010, 2009, and 2008, are set forth in Note 16 to the consolidated financial statements, which are included in Item 8 of this Annual Report. Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 16 to the consolidated financial statements.

C. Employees

We employed over 28,000 employees throughout the world during the fiscal year ended March 31, 2010. This figure is estimated because the majority of our personnel are seasonal employees.

D. Research and Development

No material amounts were expended for research and development during the fiscal years ended March 31, 2010, 2009, or 2008.

E. Patents, etc.

We hold no material patents, licenses, franchises, or concessions.

F. Government Regulation, Environmental Matters, and Other Matters

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

We are one of two major independent global competitors in the highly competitive leaf tobacco industry, both of whom are reliant upon a few large customers. The loss of one of those large customers or a significant decrease in their demand for our products or services could significantly decrease our sales of products or services, which would have a material adverse effect on our results of operations. The competition among leaf tobacco merchants is based on the ability to meet customer specifications in the buying, processing, and financing of tobacco, and on the price charged for products and services. We believe that we consistently meet our customers’ specifications and charge competitive prices. Because we rely upon a few significant customers, the consolidation, significant vertical integration, or failure of any of these large or significant customers could contribute to a significant decrease in our sales of products and services.

We have seen an increase in competition from small competitors in some of the markets where we conduct business. Some of these competitors have expanded to operate in more than one country. These small competitors typically have lower overhead requirements. They provide little or no support to farmers. Due to their lower cost structures, they often can offer a price on products that is lower than our price. We have also seen an increase in our customers directly sourcing leaf tobacco from farmers to meet some of their raw material needs. If our customers shift significant purchases to these smaller competitors or source significant quantities themselves, our financial results could be negatively impacted.

Our financial results can be significantly affected by changes in the balance of supply and demand for leaf tobacco.

Because we are a leaf tobacco merchant, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for tobacco, which is based upon customers’ expectations of their future requirements, can change from time to time depending upon internal and external factors affecting the demand for their products. Our customers’ expectations and their demand for leaf tobacco are influenced by a number of factors, including:

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

The world supply of leaf tobacco at any given time is a function of current tobacco production, inventories held by manufacturers, and the volumes of uncommitted stocks of processed tobacco held by leaf tobacco merchants from prior years’ production. Production of tobacco in a given year may be significantly affected by such factors as:

•	weather and natural disasters, including any adverse weather conditions that may result from climate change,

•	crop infestation and disease,

•	availability of crop inputs,

•	volume of annual tobacco plantings and yields realized by farmers,

•	farmer elections to grow crops other than tobacco,

•	elimination of government subsidies to farmers, and

•	demographic shifts that change the number of farmers or the amount of land available to grow tobacco.

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

Our financial results, particularly our year-over-year quarterly comparisons, may be significantly affected by variations in tobacco growing seasons and fluctuations in crop sizes. The timing of the cultivation and delivery of tobacco is dependent upon a number of factors, including weather and other natural events, and our processing schedules and results of operations can be significantly altered by these factors. In addition, the potential impact of climate change is uncertain and may vary by geographic region. The possible effects, as described in various public accounts, could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations and the supply and demand for leaf tobacco. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services, as a result of climate change or otherwise, may also significantly impact our results of operations.

Further, the timing and unpredictability of customer orders and shipments may require us to keep tobacco in inventory or otherwise increase our risk and result in variations in quarterly and annual financial results. We base sales recognition on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on the needs and shipping instructions of our customers and the availability of transportation services. These fluctuations result in varying volumes and sales in given periods, which also reduce the comparability of financial results for different periods or for the same periods in different years.

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

The U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for our products and services. These activities have included:

•	restrictions on the use of tobacco products in public places and places of employment,

•	legislation authorizing the U.S. Food and Drug Administration (the “FDA”) to regulate the manufacturing and marketing of tobacco products,

•	increases in the federal, state, and local excise taxes on cigarettes and other tobacco products, and

•	the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products.

Numerous other legislative and regulatory anti-smoking measures have been proposed at the federal, state, and local levels. The United States represents only 9% of the world market for cigarette production outside of the People’s Republic of China.

A number of foreign governments and global non-government organizations also have taken or proposed steps to restrict or prohibit tobacco product advertising and promotion, to increase taxes on tobacco products, to indirectly limit the use of certain types of tobacco, and to discourage tobacco product consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated and promoted globally under the auspices of the World Health Organization (“WHO”). We cannot predict the extent to which the efforts of governments or non-governmental agencies to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for our products and services and could have a material adverse effect on our results of operations.

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

In addition, continued government and public emphasis on environmental issues, including climate change, conservation, and natural resource management, could result in new or more stringent forms of regulatory oversight of industry activities, which may lead to increased levels of expenditures for environmental controls, land use restrictions affecting us or our suppliers, and other conditions that could have a material adverse effect on our business, financial condition, and results of operations. For example, certain aspects of our business generate carbon emissions. Regulatory restrictions on greenhouse gas emissions have been proposed. These may include limitations on such emissions, taxes or emission allowance fees on such emissions, various restrictions on industrial operations, and other measures that could affect land-use decisions, the cost of agricultural production, and the cost and means of processing and transporting our products. These actions could adversely affect our business, financial condition, and results of operations.

Because we conduct a significant portion of our operations internationally, political and economic uncertainties in certain countries could have an adverse effect on our performance and results of operations.

Our international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and also to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include undeveloped or antiquated commercial law, the expropriation or nationalization of assets, and the authority to revoke or refuse to renew business licenses and work permits, may adversely impact our ability to effectively manage our operations in those countries. For example, in the past, we have experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government’s economic policies, and government actions in Zimbabwe have reduced the tobacco crop there, causing us to shift sourcing of tobacco to other countries. We have substantial capital investments in South America and Africa, and the performance of our operations in those regions can materially affect our earnings. If the political situation in any of the countries where we conduct business were to deteriorate significantly, our ability to recover assets located there could be impaired. To the extent that we do not replace any lost volumes of tobacco with tobacco from other sources, or we incur increased costs related to such replacement, our financial condition, results of operations, or both would suffer.

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

We account for most of our tobacco operations using the U.S. dollar as the functional currency. The international tobacco trade generally is conducted in U.S. dollars, and we finance most of our tobacco operations in U.S. dollars. Although this generally limits foreign exchange risk to the economic risk that is related to leaf purchase and production costs, overhead, and income taxes in the source country, significant currency movements could materially impact our results of operations. Changes in exchange rates can make a particular crop more or less expensive in U.S. dollar terms. If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market. This could negatively affect the profitability of that crop and our results of operations. In certain tobacco markets that are primarily domestic, we use the local currency as the functional currency. Examples of these markets are Hungary, Poland, and the Philippines. In other markets, such as Western Europe, where export sales have been denominated primarily in local currencies, we also use the local currency as the functional currency. In these markets, reported earnings are affected by the translation of the local currency into the U.S. dollar. See Item 7A, “Qualitative and Quantitative Disclosure About Market Risk” for additional discussion related to foreign currency exchange risk.

Our purchases of tobacco are generally made in local currency, and we also provide farmer advances that are denominated in the local currency. We account for currency remeasurement gains or losses on those advances as period costs, and they are usually accompanied by offsetting increases or decreases in the purchase cost of tobacco, which is priced in the local currency. The effect of differences in the cost of tobacco is generally not realized in our earnings until the tobacco is sold, which often occurs in a quarter or fiscal year subsequent to the recognition of the related remeasurement gains or losses. The difference in timing could affect our profitability in a given quarter or fiscal year. For example, during fiscal year 2009, we recorded remeasurement losses of more than $40 million related to a significant devaluation of the Brazilian currency.

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

In our business, customers usually either pre-finance purchases or pay market rates of interest for inventory purchased on order. From time to time, we borrow long-term debt at fixed rates. Through hedging agreements, we may swap the interest rates on our existing fixed-rate debt to floating market interest rates to better match the interest rates that we charge our customers. To the extent we are unable to match these interest rates, a decrease in short-term interest rates could increase our net financing costs. In addition, at times we may have significant amounts of cash invested. Decreases in short-term interest rates reduce the income we derive from those investments. Changes in interest rates also affect expense related to our defined benefit pension plan, as described elsewhere in these “Risk Factors.”

Low investment performance by our defined benefit pension plan assets may increase our pension expense, and may require us to fund a larger portion of our pension obligations, thus, diverting funds from other potential uses.

We sponsor a domestic defined benefit pension plan that covers certain eligible employees. Our results of operations may be positively or negatively affected by the amount of income or expense we record for this plan. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense for 2010 are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to “Funded status of pension and other postretirement benefits.” At the end of fiscal year 2010, the projected benefit obligation of our U.S. principal pension plan was $191 million and assets were $164 million. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 12 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans under requirements of the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to pension plans.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Except as noted, we own the following significant properties (greater than 500,000 square feet):

Location	Principal Use	Area
		(Square Feet)
Flue-Cured and Burley Leaf Tobacco Operations:
North America:
United States
Nash County, North Carolina	Factory and storages	1,284,000

Canada
Simcoe, Ontario	Factory and storages	569,000

Other Regions:
Brazil
Santa Cruz	Factory and storages	2,492,000
Joinville (1)	Factory and storages	1,097,000
Venancio Aires	Storages	860,000

Malawi
Lilongwe	Factory and storages	1,194,000

Mozambique
Tete	Factory and storages	737,000

Tanzania
Morogoro	Factory and storages	798,000

Zimbabwe
Harare (2)	Factory and storages	1,342,000

Other Tobacco Operations:
United States
Lancaster, Pennsylvania	Factory and storages	735,000

(1)	Leased from a third party.
(2)	Owned by an unconsolidated subsidiary.

We lease office space of about 45,000 square feet at 9201 Forest Hill Avenue in Richmond, Virginia, where we are headquartered, and which we believe is adequate for our current needs. We also own the land and building located at 1501 North Hamilton Street in Richmond, Virginia, which contains approximately 83,000 square feet of floor space. That property was used as our headquarters until March 2009 and is currently for sale.

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

In addition to our significant properties listed above, we own other processing facilities in the following countries: Germany, Hungary, Italy, the Netherlands, the Philippines, Poland, and the United States. In addition, we have ownership interests in processing plants in Guatemala and Mexico and have access to processing facilities in other areas, such as Argentina, India, the People’s Republic of China, South Africa, Uganda, and Zambia. Socotab L.L.C., an oriental tobacco joint venture in which we own a noncontrolling interest, owns tobacco processing plants in Turkey, Macedonia, and Bulgaria and warehousing complexes in Greece.

Except for the Lancaster, Pennsylvania facility, the facilities described above are engaged primarily in processing tobacco used by manufacturers in the production of cigarettes. The Lancaster facility, as well as facilities in Brazil, the Dominican Republic, Indonesia, and Paraguay, process tobacco used in making cigar, pipe, and smokeless products, as well as components of certain “roll-your-own” products.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union. The main ground of appeal is that the Commission erred in imposing liability on Deltafina as a cartel participant, particularly as the cartel leader, when Deltafina was not an actual party to the agreement and was incapable of acting in the relevant market. In addition, Deltafina argues that (i) the Commission failed to allege that Deltafina was a member of the cartel and cartel leader prior to issuing its decision, thereby impairing Deltafina’s right to defend itself, and (ii) that the Commission failed to try to prove that the practices affected trade between Member States of the European Community. The appeal also argues that the Commission incorrectly calculated the amount of the Deltafina fine. Although a hearing on the matter was held in June 2009, the outcome of the appeal is uncertain, and an ultimate resolution to the matter could take several years. Deltafina has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process. This deposit is classified as a non-current asset.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $41 million at the March 31, 2010 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

We do not believe that the decision can be reconciled with the Commission’s Statement of Objections and facts. Both Deltafina and Universal Corporation filed appeals in the General Court of the European Union. Based on consultation with outside legal counsel, we believe it is probable that we will prevail in the appeals process, and therefore we have not accrued a charge or interest for the fine. If both Deltafina and Universal Corporation were ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €4.5 million (about $6 million) at March 31, 2010. Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.

U.S. Foreign Corrupt Practices Act

As a result of a posting to our Ethics Complaint hotline alleging improper activities that involved or related to certain of our tobacco subsidiaries, the Audit Committee of our Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. The payments approximated $2 million over a seven-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but we believe those activities did not violate U.S. antitrust laws. We voluntarily reported these activities to the Department of Justice (“DOJ”) and the SEC in March 2006. On June 6, 2006, the SEC notified us that a formal order of investigation had been issued.

Since voluntarily reporting, we have cooperated with and assisted the DOJ and SEC in their investigations, and for the past year we have engaged in settlement discussions with both authorities to resolve the matter. Those negotiations have resulted in agreements in principle being reached with representatives of the DOJ and the staff of the SEC. The final resolution of this matter remains subject to the completion of definitive agreements and the approval and execution of those agreements by the DOJ and the SEC. In addition, each settlement is subject to the approval of a federal district court with jurisdiction over the matter. We have been given no assurance that the settlements will be approved by the DOJ, SEC, or federal district courts. Based on the agreements in principle that have been reached to date, the resolution of this matter with the DOJ and the SEC is expected to include injunctive relief, disgorgement and prejudgment interest, fines, penalties, and the retention of an independent compliance monitor. Based in part on the progress of the matter and consultation with outside counsel, we have recorded accruals from time to time since the matter arose that are adequate to satisfy the estimated financial settlement we expect with the resolution of the matter. The financial settlement is not expected to have a material effect on our financial condition or results of operations.

Other Legal Matters

In addition to the above-mentioned matters, some of our subsidiaries are involved in other litigation or legal matters incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, we are vigorously defending the matters and do not currently expect that any of them will have a material adverse effect on our financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Equity

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UVV.” The following table sets forth the high and low sales prices per share of the common stock on the NYSE Composite Tape, based upon published financial sources, and the dividends declared on each share of common stock for the quarter indicated.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Cash dividends declared		$0.46	$0.46	$0.47	$0.47
Market price range	High	38.29	44.02	49.48	55.19
	Low	29.27	33.46	41.27	45.36

2009
Cash dividends declared		$0.45	$0.45	$0.46	$0.46
Market price range	High	64.96	55.63	52.03	35.17
	Low	45.00	44.24	29.83	25.82

2008
Cash dividends declared		$0.44	$0.44	$0.45	$0.45
Market price range	High	66.60	62.55	54.08	67.08
	Low	59.66	44.48	44.85	45.69

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under the terms of the Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), we may not declare or pay dividends on our common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid. The Preferred Stock contains provisions that prohibit the payment of cash dividends if certain income and shareholders’ equity levels are not met. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of long-term debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2010. At May 24, 2010, there were 1,507 holders of record of our common stock. See Notes 7 and 13 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.

Purchases of Equity Securities

The following table summarizes our repurchases of our common stock for the three-month period ended March 31, 2010:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2010 to January 31, 2010	123,400	$47.96	123,400	$140,996,918
February 1, 2010 to February 28, 2010	102,300	50.21	102,300	135,860,077
March 1, 2010 to March 31, 2010	104,497	54.11	104,497	130,206,210

Total	330,197	$50.60	330,197	$130,206,210

(1)	Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)	A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2009. It authorizes the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors. The stock repurchase program will expire on the earlier of November 5, 2012, or when we have exhausted the funds authorized for the program.

Item 6.	Selected Financial Data

	Fiscal Years Ended March 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data, ratios and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,491,738	$2,554,659	$2,145,822	$2,007,272	$1,781,312
Income (loss) from continuing operations	$170,345	$132,561	$116,484	$73,751	$(7,260)
Income (loss) from discontinued operations	$—	$—	$(145)	$(36,059)	$10,913
Net income	$170,345	$132,561	$116,339	$37,692	$3,653
Net income attributable to Universal Corporation (1)	$168,397	$131,739	$119,156	$44,352	$7,940
Earnings available to Universal Corporation common shareholders	$153,547	$116,889	$104,306	$29,667	$7,940
Return on beginning common shareholders’ equity	18.8%	13.0%	12.8%	3.8%	1.0%
Earnings (loss) per share attributable to Universal
Corporation common shareholders:
Basic:
From continuing operations	$6.21	$4.57	$3.83	$2.53	$(0.12)
From discontinued operations	$—	$—	$(0.01)	$(1.39)	$0.43
Net income	$6.21	$4.57	$3.82	$1.14	$0.31
Diluted:
From continuing operations	$5.68	$4.32	$3.71	$2.52	$(0.12)
From discontinued operations	$—	$—	$(0.01)	$(1.39)	$0.43
Net income	$5.68	$4.32	$3.70	$1.13	$0.31

Financial Position at Year End
Current ratio	2.75	2.74	3.33	2.23	1.94
Total assets	$2,371,040	$2,138,176	$2,186,761	$2,328,822	$2,892,664
Long-term obligations	$414,764	$331,808	$402,942	$398,952	$762,201
Working capital	$1,078,077	$954,044	$1,028,732	$852,391	$877,051
Total Universal Corporation shareholders’ equity	$1,122,570	$1,029,473	$1,115,631	$1,030,733	$964,871

General
Ratio of earnings to fixed charges	9.43	5.54	4.66	3.16	1.32
Ratio of earnings to combined fixed charges and preference dividends	5.29	3.55	3.16	2.29	1.32
Number of common shareholders	1,518	1,597	1,708	1,807	1,951
Weighted average common shares outstanding:
Basic	24,732	25,570	27,263	25,935	25,707
Diluted	29,662	30,466	32,186	26,051	25,707
Dividends per share of convertible perpetual preferred stock (annual)	$67.50	$67.50	$67.50	$67.50	$—
Dividends per share of common stock (annual)	$1.86	$1.82	$1.78	$1.74	$1.70
Book value per common share	$37.39	$32.66	$33.23	$30.34	$29.96

(1)	We hold less than a 100% financial interest in certain consolidated subsidiaries, and a portion of net income is attributable to the noncontrolling interests in those subsidiaries.

Since the early part of fiscal year 2008, our operations have consisted solely of our worldwide tobacco business. Prior to that time, we also owned lumber and building products and agri-products operations. The assets, liabilities, revenues, and expenses of the lumber and building products and agri-products businesses are reflected as discontinued operations for all applicable periods in the above table.

The calculations of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preference dividends are shown in Exhibit 12. Fixed charges primarily represent interest expense we incurred during the designated reporting period, and preference dividends represent the pre-tax equivalent of dividends on preferred stock.

Significant items included in the operating results in the above table are described below. In these descriptions, net income refers to net income attributable to Universal Corporation.

•

Fiscal Year 2009 – $50.6 million in losses from currency remeasurement and exchange, primarily caused by the effect of the rapid devaluation of the Brazilian currency between June and December 2008. The effect of these losses was a reduction in net income of $32.9 million, or $1.08 per diluted share.

•

Fiscal Year 2008 – $29.3 million in gains from currency remeasurement and exchange, reflecting the general strengthening of world currencies against the U.S. dollar and mark-to-market gains realized on forward contracts to hedge tobacco purchases in Brazil. We also recorded $12.9 million in restructuring costs, consisting partly of $7.9 million in severance and voluntary termination benefits associated with the downsizing of our operations in Canada, the release of farm managers and workers employed in flue-cured tobacco growing projects that we exited in Zambia and Malawi, a workforce reduction in our operations in Malawi, a decision to close and consolidate a sales and logistics office in Europe, and other cost reduction initiatives at several smaller locations. In addition, restructuring costs included $5 million of curtailment losses associated with actions taken to terminate a small defined benefit pension plan and freeze another small plan. We also recorded a separate charge of $7.8 million to accrue an obligation established by Malawi court rulings that require employers there to provide severance benefits in addition to company-sponsored pension benefits in employee retirement or termination situations. Those rulings also expanded the qualified compensation on which the severance benefit is based. In addition to these costs, our results for the fiscal year included a gain of $6.5 million on the sale of surplus timberland in Brazil. On a combined basis, the net effect of these items increased income before income taxes by $15.1 million, and increased net income by $10.3 million, or $0.32 per diluted share.

•

Fiscal Year 2007 – $30.9 million in impairment charges, primarily related to our exit from flue-cured growing projects in Africa at the end of the 2006-07 crop year, that reduced net income by $24.2 million, or $0.93 per diluted share. In addition, we recorded provisions for uncollectible farmer advances in Brazil and in several African countries totaling $31.9 million. Over half of those provisions related to the growing projects that we exited. The results also included lower-of-cost-or-market inventory provisions of $12.8 million related to tobacco produced in those African growing projects. The provisions reduced net income by $27.5 million, or $1.06 per diluted share. We also recorded a net loss on the sale of a significant portion of our non-tobacco operations and an impairment charge on the remaining non-tobacco operations held for sale. We completed the sale of those operations in fiscal year 2008. On a combined basis, those items created a loss from discontinued operations and reduced net income by $45.0 million, or $1.74 per diluted share.

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

Although leaf supply and demand were in balance as of March 31, 2010, inventories of uncommitted leaf have remained very low since poor weather conditions reduced burley crops in Africa in fiscal year 2008. In that year, inventories of flue-cured tobacco available for sale trended down as well. Fiscal year 2009 saw dramatic increases in burley crops in Africa, which significantly reduced the burley shortage, and in fiscal year 2010, African burley crops remained very large. Through the end of fiscal year 2010, much of the additional tobacco grown has been absorbed by the industry, and although uncommitted inventories increased, they remained at historically low levels.

During the last three years, we have taken a number of major steps to better align our operations with markets and improve our financial strength. During the period, we have seen dramatic reductions in supply followed by record crops in some areas. Costs have been volatile as currency rates and competition with commodity crops caused significant increases in green leaf pricing early in the period. Overall, our uncommitted inventories have decreased substantially over the three years. Each of the fiscal years in the period is described in the following information:

In fiscal year 2008, tight market supply and increased costs due to higher farmer leaf production costs and the weaker U.S. dollar created challenges. We continued the efforts that began in the prior year to rationalize our operations to match the market by streamlining our operations in Canada, Malawi, and Zambia, and our uncommitted inventory levels fell.

In fiscal year 2009, green tobacco costs were very high during most of the purchasing season, and farmers’ costs for fertilizer and other input materials to produce crops for the following year were high as well. Green tobacco prices increased in U.S. dollar terms as the dollar weakened against most currencies early in the year. Those prices also increased in local currency terms to protect supply against competition from commodity crops, which were in great demand. By the end of the year, economic conditions had changed the environment and reduced the pressure on costs heading into fiscal year 2010. The U.S. dollar had strengthened as well, also reducing the pressure on costs.

In fiscal year 2010, the market was in balance with no significant amounts of uncommitted inventory in the hands of the dealer group. Large African burley crops that had threatened to create some excess were absorbed by the market. Although we began to see increased customer concern about costs, the higher cost of leaf was passed through in selling prices. One of our customers, Japan Tobacco, Inc., responded to the recent higher crop costs and leaf supply concerns by announcing that they were preparing to source some of their leaf directly in the United States, Brazil, and Malawi. That announcement is more fully described elsewhere herein under “Other Information on Trends and Management’s Actions.”

We delivered outstanding operating and financial performance in fiscal year 2010. Each of our regional operations produced strong results based on careful attention to costs and close cooperation with our customers. We created new efficiencies in our dark tobacco operations, completing our Lancaster, Pennsylvania, factory upgrade and expansion. The project was completed on time and within budget, and the factory is performing above our expectations. We are continuing to benefit from cost controls and global coordination, and we are very pleased with our performance for the fiscal year.

Looking ahead, we have several observations about the economy and our industry. The global economic situation continues to be unpredictable, with financial market volatility affecting currency rates in all regions and possibly reducing capital availability. In light of that volatility, we will continue to manage our financial resources conservatively.

Although the crop quality is good, flue-cured crops in Brazil to be sold in fiscal year 2011 have decreased because of excess rains there, and dry conditions have reduced the African burley crops to some extent. Although crops there remain large, burley production in other regions also declined. Overall burley production will be down by nearly 8% for fiscal year 2011, and flue-cured production in export markets outside China should increase by about 2%. While there have been no significant increases in leaf production available to the trade, and worldwide uncommitted dealer inventories remain near seasonal lows, lower consumption patterns outside of Asia are likely to reduce demand for leaf.

We have been working closely with our customers this year to respond to their changing requirements. In recent months, we have seen an increasing customer focus on costs. In the intermediate term, because of those cost reduction efforts, we expect that U.S. contracts for processing tobacco will be renewed at lower volume levels, under different terms and conditions, or both, at expiration in May 2011. That change will reduce margins and volumes handled in fiscal year 2012. If that business is not replaced at similar margins, the change could represent as much as half of the operating income of our North America segment. It could also result in a decision to reduce our processing capacity in the United States. The North Carolina factory is state of the art, and we will use this opportunity to continue to expand our business with existing and new customers there. In addition, U.S. flue-cured leaf is becoming more competitive in the world market.

Recent customer efforts to procure leaf directly from farmers may change parts of our business. As we reported last summer, Japan Tobacco announced steps to enhance their direct leaf procurement capabilities by acquiring and entering joint ventures with smaller leaf merchants. They enumerated several factors that prompted their moves, including the desire to enhance internal expertise in leaf procurement, actively manage the leaf supply chain, and work more directly with tobacco growers. That effort will reduce volumes in our North America segment and in Malawi and Brazil in our Other Regions segment. We have been working to replace those volumes, and although we are encouraged by results so far, some regions will be affected in fiscal year 2011.

The Japan Tobacco activities are consistent with a recurrent theme of manufacturers wanting to get closer to tobacco farmers for many stated reasons, including political considerations and potential regulatory compliance. Several of our customers made a similar move in the United States nearly 10 years ago. Our challenge continues to be to adapt our way of doing business to meet customer needs, and we have been working with some of our customers to examine our arrangements in certain markets. That process is ongoing and is likely to produce some changes in the near term. Any changes or new arrangements are likely to entail more structured dealings than we have had in the past and to include long-term supply or service agreements. Some customers may purchase green tobacco from us or from farmers in markets they deem to be strategic, and through long-term agreements, rely on us for individual services, such as agronomy, logistics, and processing. Most of our customers do not utilize the entire run of the crop, so these new arrangements are likely to be supplemented by traditional purchases of processed leaf tobacco from us or other dealers.

We believe that these customer efforts are likely to strengthen our relationships over the long term because we believe that independent leaf dealers add significant value to the system, providing expertise in dealing with large numbers of farmers and providing a clearinghouse for various qualities of leaf produced in each crop. Our key challenge in the coming year is to adapt our business model to meet our customers’ evolving needs while continuing to provide stability of supply and the quality that distinguishes our products and services.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2010, Compared to the Fiscal Year Ended March 31, 2009

Diluted earnings per share for the year ended March 31, 2010, were $5.68, up 31% from last year’s results of $4.32 per diluted share. Net income improved by 28% to a record $168 million. Results for fiscal year 2009 had been overshadowed by large currency losses in South America. Those losses were not repeated in fiscal year 2010, accounting for a large portion of the change. Revenues were down by about 2%, reflecting lower volumes in several areas, offset by improved sales mix as lower priced by-products constituted a smaller proportion of total sales. Lower volumes were primarily attributable to shipment delays this year in some regions, lower trading volumes in North America, and last year’s accelerated shipments of dark tobacco.

Cost of sales was 4% lower primarily because of lower volumes in some segments, and lower costs in areas where currency changes lowered inventory costs. Selling, general, and administrative expenses decreased by about $24 million, or 8%, compared to last year. The primary factor in the reduced expense for the year was lower currency remeasurement and exchange losses, which were down $45 million. That change more than offset the effect of other items, including higher incentive compensation expense, higher legal and professional costs, and lower gains on the sale of property and equipment.

Compared to last year, interest expense was about $11 million lower, largely due to the reduction in short-term borrowing rates during the year. About 70% of our debt is based on variable interest rates. The rate reduction also reduced interest income during the year.

Income tax expense increased by $22 million as a slightly higher effective tax rate was applied to higher income before taxes. Although the rate is higher than last year’s, it remained below the U.S. statutory rate in fiscal year 2010, primarily because of the reversal of liabilities previously recorded for uncertain tax positions based on the expiration of statutes of limitations for the related tax years and other factors. Those adjustments more than offset an accrual to record U.S. income taxes on earnings that were previously considered to be permanently reinvested offshore, as well as other smaller adjustments.

Flue-cured and Burley Leaf Tobacco Operations

Fiscal year 2010 operating income for our flue-cured and burley operations was up 27%, to $240 million, which is a record for the group. The $51 million increase was primarily related to lower currency costs, but the year also saw much higher Asian trading volumes and the benefits of management’s focus on improving the profitability of smaller operations that had been marginal performers in past years. Revenue for this group was off slightly as lower volumes in most regions were largely offset by the Asian increases.

In the North America segment, the effects of lower U.S. trading volumes, lower sales of carryover crops, and a smaller Canadian crop were more than offset by improvements in smaller operations, which included better experience with farmer receivables and improved pricing. The segment’s operating income increased 19%, to $57 million. The volume reductions were primarily in sales of lamina rather than by-products, and the combination of lower volumes and sales mix caused revenues to decline by 14%, and caused a decrease in cost of sales as well. Selling, general, and administrative expenses were also down in this segment, mainly reflecting lower provisions against farmer receivables.

Results for the Other Regions segment improved by 30%, to $183 million, largely on the strength of lower currency costs in fiscal year 2010. The reduction in currency costs primarily benefited South American operations where the rapid strengthening of the U.S. dollar in fiscal year 2009 caused a loss in value of local currency balances, primarily related to farmer receivables. The U.S. dollar remained relatively strong through the following spring and reduced the cost of the crop sold in fiscal year 2010. Asian trading volumes increased for the second consecutive year. African results were down slightly as delayed shipments related to logistical issues hampered performance, despite significant catch-up shipments late in the year. In Europe, higher green leaf costs proved difficult to recover in sales prices, although improvement in smaller operations benefited the region. Revenues for the Other Regions segment increased based primarily on the higher Asian trading volumes. Cost of sales declined as the stronger U.S. dollar near the beginning of the year reduced costs despite higher local pricing in many areas. Selling, general, and administrative expenses were down substantially for the group on lower currency related costs for fiscal year 2010.

Other Tobacco Operations

Results for the Other Tobacco Operations segment were down by 5%, or about $1.9 million, compared to last year, mainly due to lower earnings from the dark tobacco group. Near the end of fiscal year 2009, the dark tobacco operations experienced a surge in sales as customers accelerated purchases in anticipation of the enactment of U.S. excise tax increases. The dark tobacco group also incurred costs to consolidate their U.S. processing operations in fiscal year 2010. Results for the oriental tobacco joint venture benefited from a decrease in interest expense.

Segment revenues were lower for the fiscal year. Dark tobacco revenues declined on reduced volumes compared to last year’s accelerated shipments. Although the oriental tobacco joint venture is not a consolidated operation, it sells some leaf to a consolidated Universal subsidiary for import to customers in the United States. The revenue from those sales is included in revenues for Other Tobacco Operations. Some of those sales have been carried over into fiscal year 2011 and reduced revenues for fiscal year 2010. Segment volume reductions also reduced cost of sales. Selling, general, and administrative expenses for the segment decreased, primarily reflecting currency benefits in fiscal year 2010.

Fiscal Year Ended March 31, 2009, Compared to the Fiscal Year Ended March 31, 2008

For the fiscal year ended March 31, 2009, diluted earnings per share were $4.32, up nearly 17% from $3.70 per diluted share in the fiscal year ended March 31, 2008, reflecting volume increases and improved margins in most regions, along with share repurchases. The benefits of those factors were partially offset by significant foreign currency-related losses. Net income for fiscal year 2009 was $131.7 million, compared to $119.2 million in fiscal year 2008. Performance for fiscal year 2008 was reduced by restructuring charges of $12.9 million ($0.25 per diluted share after taxes) from employee separation costs related to rationalizing operations in or associated with Africa and Canada, as well as pension curtailment charges related to benefit plan design. Revenues for fiscal year 2009 were $2.6 billion, which represented a 19% increase compared to fiscal year 2008. The increase in revenues was primarily caused by increased leaf prices, as higher costs related to both farmer prices and the then weak U.S. dollar were included in product pricing. Volumes shipped also increased, as African burley crops recovered from the weather reduced levels of fiscal year 2008. In addition, trading volumes improved in North America and Asia.

The leaf cost increases seen in most regions during fiscal year 2009 were related to increased farmer pricing earlier in the year when crops were purchased and reflected competition from commodity crops and higher prices for fertilizer and other agronomic input materials. Those cost increases contributed to higher customer pricing. We also experienced significant remeasurement losses related to the rapid strengthening of the U.S. dollar compared to most currencies in tobacco sourcing markets, especially in Brazil. At certain points in our crop financing cycle, we have larger net monetary asset exposures, and most of the currency rate changes took place during that time. For fiscal year 2009, currency related losses totaled $50 million, while fiscal year 2008 included currency related gains of $30 million. The $80 million unfavorable year-to-year currency-related change, most of which was in Brazil, was reflected in selling, general, and administrative expenses and caused the large increase in that line item.

Interest income for fiscal year 2009 decreased by $14.9 million to $2.3 million on lower average balances invested, combined with significantly lower interest rates. Interest expense declined by $6.3 million to $35.6 million due to the full year impact of debt reduction completed in fiscal year 2008.

The consolidated effective income tax rate for the twelve months ended March 31, 2009, was approximately 33%. The rate was lower than the 35% U.S. marginal corporate tax rate primarily because we reversed our remaining valuation allowance on foreign tax credit carryforwards when the outlook for utilizing those credits changed.

Flue-cured and Burley Leaf Tobacco Operations

For the fiscal year ended March 31, 2009, segment operating income for the flue-cured and burley operations was up 6% compared to fiscal year 2008, to nearly $190 million. The increase was primarily related to improved volumes and margins. Revenues for those operations increased by over $440 million to $2.3 billion. The North American segment reported operating income of $48 million, up nearly 40% from fiscal year 2008. That segment increase was caused primarily by increased sales volumes from both core operations and sales of old crop tobacco as well as improved margins. Those two factors caused a 24% increase in revenues. Cost of sales for this segment increased with increased sales volumes. Selling, general, and administrative costs increased due to higher provisions for losses on farmer advances. Revenues for the Other Regions segment also grew by 24% to $1.8 billion. The increase was entirely related to higher prices as volumes shipped decreased in several regions due to customer demand during fiscal year 2008’s shortages that caused increased shipments from inventories. However, operating income fell by 2%, as significant improvements in African operations were offset by the effects of the currency losses, primarily in South America. After experiencing extremely short burley crops in fiscal year 2008, African operations improved as volumes grew, and customer pricing increased, covering the effects of higher farm prices. Those two factors caused margins to return to more normal levels. Comparative performance in Africa also benefited from reduced provisions and write downs related to farmer receivables, as well as fiscal year 2008’s $8 million one-time statutory severance charge in Malawi. Although South American volumes were down, performance was relatively flat before recognition of about $40 million in exchange and remeasurement losses related to the rapid strengthening of the U.S. dollar. Those losses, compared to gains in fiscal year 2008, were responsible for a $60 million decline in South American earnings. Results for Europe improved on higher volumes, due to shipment timing and to increased demand for tobacco sheet. Results for Asia were slightly lower, reflecting reduced availability of trading volumes. In the Other Regions segment, cost of sales was significantly higher in fiscal year 2009 reflecting higher cost leaf and the weaker U.S. dollar during the purchasing season. That cost was offset by revenue increases. Selling, general, and administrative expenses were also much higher as the segment absorbed $50 million in currency related costs compared to $26 million in gains in fiscal year 2008. There were no other significant changes in that expense category.

Other Tobacco Operations

In the Other Tobacco Operations segment, fiscal year 2009 operating income was $42 million, an increase of 5% over fiscal year 2008 on an 11% reduction in revenues. Earnings improved on higher volumes from early shipments of dark tobacco in anticipation of the enactment of U.S. excise tax increases, some price increases related to higher costs, and higher volumes in the oriental tobacco joint venture. Those factors also benefited revenues but were offset by the winding down of some just-in-time customer service business that was absorbed by the various regional operations in fiscal year 2008. Overall shipments in the segment were down as the reduction in volumes from the just-in-time customer service business more than offset increases in dark tobacco volumes. As we also saw in the Other Regions segment, cost of sales increased because of higher leaf costs, and selling, general, and administrative costs increased because of unfavorable currency related costs, which increased this expense by $5 million compared to fiscal year 2008.

Discontinued Operations

We previously had operations in lumber and building products and in agri-products. We sold most of those businesses in fiscal year 2007, and we sold the remaining agri-products operations during fiscal year 2008. The operations that we sold are reported as discontinued operations for all periods in the consolidated financial statements in Item 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this Annual Report.

Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). This Statement established the newly-developed FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) for all nongovernmental entities. All guidance in the Codification carries the same level of authority, and all changes or additions to U.S. generally accepted accounting principles are now issued as Accounting Standards Updates. In addition to the Codification, rules and interpretive releases of the SEC under federal securities laws remain sources of authoritative GAAP for SEC registrants. We were required to adopt SFAS 168 effective September 30, 2009. SFAS 168 did not make any changes to existing accounting guidance that impact our accounting and financial reporting.

During the fiscal years ended March 31, 2010, 2009, and 2008, we adopted the following key accounting pronouncements, all of which were issued prior to the initial effective date of the Codification:

•

FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), adopted effective March 31, 2010. This pronouncement, which is now a part of Topic 715 of the Codification, requires expanded disclosures about plan assets of defined benefit pension or other postretirement benefit plans. The new disclosures include information about investment allocation decisions, categories of plan assets, the inputs and valuation techniques used to measure the fair value of those assets, and significant concentrations of credit risk. The disclosures required by FSP 132(R)-1 are included in Note 12 and did not have a material effect on our financial statements.

•

FASB Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), adopted effective June 30, 2009. SFAS 165, which is now set forth under Topic 855 of the Codification, establishes standards for accounting and disclosure for events occurring after the balance sheet date but before financial statements are issued. It defines the period after the balance sheet date during which events or transactions should be evaluated for potential recognition or disclosure, and it provides guidance on recognition and disclosure of actual transactions or events occurring after the balance sheet date. The adoption of SFAS 165 did not have a material effect on our financial statements.

•

FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), adopted effective April 1, 2009. SFAS 160, which is now set forth in Topic 810 of the Codification, requires that noncontrolling interests in subsidiaries that are included in a company’s consolidated financial statements, commonly referred to as “minority interests,” be reported as a component of shareholders’ equity in the balance sheet. It also requires that a company’s consolidated net income and comprehensive income include the amounts attributable to both the company’s interest and the noncontrolling interest in the subsidiary, identified separately in the financial statements. Finally, the new guidance requires certain disclosures about noncontrolling interests in the consolidated financial statements. Adoption of this guidance did not have a material impact on our financial statements.

•

FASB Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), adopted effective April 1, 2009. SFAS 141(R) requires that companies record assets acquired, liabilities assumed, and noncontrolling interests in business combinations at fair value, separately from goodwill, as of the acquisition date. This approach differs from the cost allocation approach provided under previous accounting guidance and can result in recognition of a gain at acquisition date if the cost to acquire a business is less than the net fair value of the assets acquired, liabilities assumed, and noncontrolling interests. SFAS 141(R), which is now set forth under Topic 805 of the Codification, also provides new guidance on recording assets and liabilities that arise from contingencies in a business combination, and it requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. We will apply the guidance to all future business combinations.

•

The measurement timing provisions of FASB Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), now part of the guidance in Codification Topic 715. These provisions require that the funded status of defined benefit plans be measured as of the balance sheet date, which eliminated the option allowed under the prior guidance, and previously used by us, to measure funded status at a date up to three months before the balance sheet date. To adopt the provisions, we began measuring our pension and other postretirement benefit plans as of the balance sheet date effective March 31, 2009. At that date, we recorded a direct adjustment to reduce retained earnings by $1.5 million ($2.3 million before income taxes), reflecting the expense attributable to the intervening three-month transition period. As required by the guidance, we recognized changes in the fair value of plan assets and benefit obligations for the full fifteen-month period between the fiscal year 2008 and 2009 measurement dates in other comprehensive income for fiscal year 2009.

•

FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), adopted effective March 31, 2009. SFAS 161, which is now part of the guidance set forth in Topic 8150 of the Codification, amended several prior accounting pronouncements to require enhanced disclosures about derivatives and hedging activities aimed at improving the transparency and understanding of those activities for financial statement users. It requires additional disclosures explaining the objectives and strategies for using derivative instruments, how those instruments and the related hedged items are accounted for, and how they affect a company’s financial position, results of operations, and cash flows. We have provided the disclosures required by SFAS 161 in Note 10 to the consolidated financial statements.

•

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157, which is now set forth in Topic 820 of the Codification, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted SFAS 157 as it applies to financial assets and liabilities effective April 1, 2008, and as it applies to nonfinancial assets and liabilities (primarily assessments of goodwill and other long-lived assets for potential impairment) effective April 1, 2009. The adoption of SFAS 157 did not have a material impact on our financial statements. We have provided the disclosures about fair value measurements for our financial assets and liabilities in Note 11 to the consolidated financial statements.

•

FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), adopted effective April 1, 2008. SFAS 159, which is now part of the guidance in Topic 825 of the Codification, gives companies the option to report certain financial instruments and other items at fair value on an item-by-item basis (the fair value option) with changes in fair value reported in earnings. We did not elect the fair value option for any financial assets or liabilities that were not already being measured and reported at fair value; therefore, the adoption of SFAS 159 had no impact on our financial statements.

•

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), adopted effective April 1, 2007. FIN 48, which is now included in the guidance in Topic 740 of the Codification, clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold based solely on their technical merit in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. As a result of adopting FIN 48, we recognized a net increase of approximately $10.9 million in our liability related to uncertain tax positions, which was accounted for as a decrease in the April 1, 2007 balance of retained earnings. We have provided the required disclosures about uncertain tax positions in Note 6 to the consolidated financial statements.

In addition to the above accounting pronouncements adopted through March 31, 2010, the following pronouncements have been issued and will become effective in future periods:

•

FASB Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which was issued by the FASB in October 2009. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. It also requires additional disclosures about the methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which means that we will be required to adopt the guidance effective April 1, 2011, the beginning of our fiscal year 2012. We are evaluating the potential impact of ASU 2009-13, but we currently do not expect it to have a material effect on our financial statements.

•

FASB Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which was issued by the FASB in January 2010 and is effective for interim and an annual financial statements for fiscal years beginning after December 15, 2010. ASU 2010-06 expands and clarifies the disclosure requirements related to fair value measurements. It requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and describe the reasons for the transfers. In addition, information about purchases, sales, issuances, and settlements on a gross basis is required in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 also clarifies existing fair value measurement disclosure guidance related to level of disaggregation, fair value inputs, and valuation techniques. We will be required to apply most provisions of the new guidance effective April 1, 2010, the beginning of our fiscal year 2011. We are evaluating the effect of ASU 2010-06, but currently do not expect that it will have a material effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our operating cash flow improved by $63 million during fiscal year 2010. We continued our conservative financial policies, maintained our discipline on using our free cash flow, and were able to return $93 million to shareholders through dividends and share repurchases.

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

We believe that our financial resources are adequate to support our capital needs. Our seasonal working capital requirements typically increase from March to September by as much as $200 million. That funding requirement is primarily related to our Other Regions segment and includes purchasing crops in South America and Africa. The amount can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and shipment and customer payment timing differences. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we have $15 million in medium-term notes maturing in December 2010, we plan to spend approximately $50 million on capital projects, and we expect to provide around $8 million in funding to our pension plans. Available capital resources from our cash balances, a committed credit facility, and uncommitted credit lines exceed those anticipated needs. After balancing our capital structure, any excess cash flow from operations after dividends and capital expenditures will be available to fund expansion, purchase our stock, or otherwise enhance shareholder value.

Cash Flow

During fiscal year 2010, we generated $162 million in cash flow from our operations. We spent $58 million on capital projects, returned $61 million to shareholders in the form of dividends, and spent $32 million on repurchases of our common stock. At March 31, 2010, cash balances totaled $246 million.

We repurchased shares of our common stock during fiscal year 2010. In November 2009, the Board of Directors approved a new share repurchase program, which superseded an expiring program. Under the expiring program, which was approved by our Board of Directors in November 2007, we repurchased $141 million of common stock. The new program expires November 5, 2012 and authorizes purchases of up to $150 million of our common stock. Under the authorization, we will purchase shares from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements. As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability. In fiscal year 2010, we purchased 743,876 shares of our common stock at a total cost of about $33 million, based on trading dates. At March 31, 2010, our available authorization under our current share repurchase program was $130 million, and approximately 24.3 million common shares were outstanding.

Working Capital

Working capital at March 31, 2010, was nearly $1.1 billion, up $124 million from last year’s level of $954 million. The largest factor contributing to the increase was the $226 million increase in tobacco inventory. Higher green tobacco prices, foreign currency appreciation, later shipments from some regions, and purchases of old crop tobacco in the United States all contributed to the inventory increase. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. Our uncommitted tobacco inventories increased by approximately $37 million to $161 million, or about 20% of tobacco inventory, primarily due to higher balances in South America caused by higher green leaf costs compared to last year. Uncommitted inventories at March 31, 2009, were $124 million, which represented 21% of tobacco inventory.

Advances to suppliers decreased by $46.9 million compared to prior year’s levels, which had been relatively high because of higher farm input costs when those advances were made and because of later deliveries in some regions. Earlier shipments in Asia and recognition of $18.5 million in provisions for estimated uncollectible amounts contributed to the decline. Customer advances and deposits increased $94 million compared to prior year levels, as some customer prepayments for tobacco purchases were made earlier in the crop cycle. These deposits also contributed to the higher cash balances on hand at March 31, 2010.

Capital Spending

Our capital expenditures are generally limited to those that add value for the customer, replace or maintain equipment, increase efficiency, or position us for future growth. Our capital expenditures were approximately $58 million in fiscal year 2010, $36 million in fiscal year 2009, and $28 million in fiscal year 2008. Depreciation expense was approximately $41 million in each of fiscal years 2010, 2009, and 2008. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. However, from time to time we may undertake additional projects pursuant to customer contracts. Our capital expenditures in fiscal year 2010 included investments to expand and upgrade our facility in Lancaster, Pennsylvania, to accommodate the consolidation of our U.S. dark tobacco processing operations. That facility resumed operations in December 2009 and is operating well. We have several other customer-driven opportunities that will require about $26 million of capital investment in the aggregate. We spent approximately $15 million on those projects in fiscal year 2010, and we expect to spend the remaining $11 million in fiscal year 2011.

Outstanding Debt and Other Financing Arrangements

We consider the sum of notes payable and overdrafts, long-term debt (including current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders’ equity to be our total capitalization. Net debt increased by $88 million to $469 million during the twelve months ended March 31, 2010. The increase primarily reflects higher customer deposits and advances offset by higher cash balances this year. Net debt as a percentage of capitalization was approximately 29% at March 31, 2010, up from 27% at March 31, 2009, and was lower than our target range of 35% to 45% of total capitalization. We repaid $79.5 million in long-term debt that matured in September 2009. In November 2009, we issued $100 million in 6.25% senior, unsecured notes due December 1, 2014. The proceeds were used to repay debt obligations, including notes payable and overdrafts incurred to repay the September 2009 long-term debt maturity, and for general corporate purposes. We also have an active, undenominated shelf registration filed with the SEC, which provides for future issuance of additional debt or equity securities.

As of March 31, 2010, we, together with our consolidated affiliates, had approximately $752 million in uncommitted lines of credit, of which approximately $575 million were unused and available to support seasonal working capital needs. We also had approximately $246 million in cash and cash equivalents, and we have a five-year committed revolving credit facility totaling $400 million. We entered into the facility in August 2007, and it will mature on August 31, 2012. As of March 31, 2010, we had no borrowings under the facility. Under the terms of our bank agreement, we must maintain certain levels of tangible net worth and observe restrictions on debt levels. We were in compliance with all such covenants at March 31, 2010. Our long-term credit ratings are Ba1 with Moody’s Investors Service and BBB- with Standard & Poor’s.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2010, the fair value of our outstanding interest rate swap agreements was $9.8 million, and the notional amount swapped was $245 million. In fiscal year 2010, active swaps reduced interest expense by $6 million.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in the local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2010, the fair value of our open contracts was not material. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was also not material at March 31, 2010. For additional information, see Note 10 to the consolidated financial statements in Item 8.

Pension Funding

Funds supporting our ERISA-regulated U.S. defined benefit pension plans increased by $44 million to $164 million because of gains in the investment portfolio during the fiscal year. By April 30, 2010, the market value of the fund was about $168 million. The accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were approximately $171 million and $191 million, respectively, as of March 31, 2010. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 12 to the consolidated financial statements in Item 8. We expect to make contributions of $7.8 million to our ERISA-regulated plans during the next year. It is our policy to monitor the performance of the funds and to review the adequacy of our funding and plan contributions.

Contractual Obligations

Our contractual obligations as of March 31, 2010, were as follows:

(in thousands of dollars)	Total	2011	2012-2013	2014-2015	After 2015
Notes payable and long-term debt (1)	$780,300	$218,060	$141,590	$316,483	$104,167
Operating lease obligations	55,207	19,074	22,232	6,779	7,122
Inventory purchase obligations:
Tobacco	810,361	565,986	97,750	97,750	48,875
Agricultural materials	40,329	40,329	—	—	—
Other purchase obligations	17,335	17,011	288	36	—

Total	$1,703,532	$860,460	$261,860	$421,048	$160,164

(1)	Includes interest payments. Interest payments on $177 million of variable rate debt were estimated on the basis of March 31, 2010 rates.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield and prices will depend on the quality of the tobacco delivered. About half of our crop year contracts to purchase tobacco are with farmers in Brazil. We have partially funded our tobacco purchases in Brazil and in other regions with advances to farmers and other suppliers, which totaled approximately $167 million at March 31, 2010. In addition, we have guaranteed bank loans to farmers in Brazil that relate to a portion of our tobacco purchase obligations there. At March 31, 2010, we were contingently liable under those guarantees for outstanding balances of approximately $112 million (including accrued interest), and we had recorded a liability of approximately $26 million for the fair value of those guarantees. As tobacco is purchased and the related bank loans are repaid, our contingent liability is reduced.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements in accordance with GAAP, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. However, changes in the assumptions used could result in a material adjustment to the financial statements. Our critical accounting estimates and assumptions are in the following areas:

Inventories

Inventories of tobacco are valued at the lower of cost or market with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in market value based upon assumptions related to future demand and market conditions if the indicated market value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write downs. We experience inventory write downs routinely. Inventory write downs in fiscal years 2010, 2009, and 2008 were $1.3 million, $3.5 million, and $2.2 million, respectively.

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

Goodwill

We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. We follow applicable accounting guidance in determining the fair value of goodwill, which normally involves the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). The calculations in these models are normally not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Neither a one-percentage-point increase in the discount rate assumption nor a one-percentage-point decline in the cash flow growth rate assumption would result in an impairment charge. However, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge.

Fair Value Measurements

We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers in Brazil. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). The fair value of the guarantees of bank loans to tobacco growers, which was approximately $26 million at March 31, 2010, is derived using an internally-developed discounted cash flow model. The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate. Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy. At March 31, 2010, a 1% increase in the expected loss percentage for all guaranteed farmer loans would have increased the fair value of the guarantee obligation by approximately $1.2 million. A 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation. We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2010.

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

Our accounting for uncertain tax positions requires that we review all significant tax positions taken, or expected to be taken, in income tax returns for all jurisdictions in which we operate. In this review, we must assume that all tax positions will ultimately be audited, and either accepted or rejected based on the applicable tax regulations by the tax authorities for those jurisdictions. We must recognize in our financial statements only the tax benefits associated with tax positions that are “more likely than not” to be accepted upon audit, at the greatest amount that is considered “more likely than not” to be accepted. These determinations require significant management judgment, and changes in any given quarterly or annual reporting period could affect our consolidated income tax rate.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in the financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are related to timing issues, such as differences in depreciation methods. Timing differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or income taxes related to expenses that have not yet been recognized in the financial statements but have been deducted in our tax return. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit in our financial statements. We record valuation allowances for deferred tax assets when the amount of estimated future taxable income is not likely to support the use of the deduction or credit. Determining the amount of such valuation allowances requires significant management judgment, including estimates of future taxable income in multiple tax jurisdictions where we operate. Based on our periodic earnings forecasts, we project the upcoming year’s taxable income to help us evaluate our ability to realize deferred tax assets. We had small net operating loss (“NOL”) carryforwards in several foreign jurisdictions at March 31, 2010. Based on future estimates of taxable income and/or available tax planning strategies in those jurisdictions, we expect to fully realize those NOL carryforwards.

At the beginning of fiscal year 2010, we had approximately $52 million of undistributed earnings of foreign subsidiaries on which no provision for U.S. income taxes had been recorded because those earnings were designated as permanently reinvested. Effective March 31, 2010, we changed the classification of those earnings to reflect a change in our intent to repatriate the earnings consistent with appropriate tax planning and good business practice in the respective foreign countries. As a result of this change, approximately $3.5 million of additional income tax expense was recognized to record the applicable U.S. tax liability. After this change, we no longer have any undistributed earnings of foreign subsidiaries that are classified as permanently reinvested.

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

Sensitivity Analysis. The effect of the indicated decrease or increase in the selected assumptions is shown below, assuming no change in benefit levels:

(in thousands of dollars)	Effect on 2010 Projected Benefit Obligation Increase (Decrease)	Effect on 2011 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(25,344)	$(2,754)
1% decrease	30,605	3,154
Salary Scale:
1% increase	7,120	1,713
1% decrease	(6,442)	(1,539)
Long-Term Rate of Return on Assets:
1% increase	N/A	(2,097)
1% decrease	N/A	2,099

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(3,780)	(382)
1% decrease	4,497	268
Healthcare Cost Trend Rate:
1% increase	1,266	62
1% decrease	(1,109)	(55)

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

OTHER INFORMATION REGARDING TRENDS

AND MANAGEMENT’S ACTIONS

Our financial performance depends on our ability to obtain an appropriate price for our products, to secure the tobacco volumes and quality desired by our customers, and to maintain efficient operations. We continually monitor issues that may impact supply and demand of leaf tobacco. During the last several years, supply factors have been especially important to our results, but now, demand and pricing are becoming more important.

Supply

Production

Worldwide flue-cured tobacco production in fiscal year 2010 increased by 3.5% to 4.32 billion kilos. The total includes China, an extremely large market that is primarily domestic. Because very little of that tobacco is available to trade, we generally consider worldwide production excluding the Chinese crops. Excluding China, worldwide flue-cured tobacco production in fiscal year 2010 increased by about 5.2%, to 1.97 billion kilos. After three years of declining production, burley crops marketed in fiscal year 2009 recovered significantly, and increased again in fiscal year 2010, by about 14%. Most of the increase occurred in Africa, where Malawi and Mozambique again produced record crops. We estimate that industry uncommitted flue-cured and burley inventories totaled about 50 million kilos, excluding inventories of Asian government-owned monopolies, at March 31, 2010. That amount is over 30% higher than the level one year earlier due to the rise in flue-cured stocks in the hands of smaller regional dealers. Nonetheless, uncommitted inventories in the hands of dealers remain at very low levels.

Flue-cured production (excluding China) is expected to continue at about 2.0 billion kilos, an increase of less than 1% in fiscal year 2011, despite weather related decreases in Brazil. Burley production is forecast to decline by about 7% from its very high levels to about 778 million kilos in fiscal year 2011. Supplies of oriental tobacco available for trading have continued to decline as the former monopoly inventories have been reduced.

Pricing

Factors that affect green tobacco prices include competition from other crops, production costs, market conditions, and global supply and demand. We work with farmers to maintain tobacco production and to secure product at price levels that are attractive to our customers. Tobacco competes with agricultural commodity products for farmer production. As prices for soybeans, wheat, rice, and seed oils rise, green tobacco prices may have to rise to maintain tobacco production levels. This factor could provide momentum to efforts of the WHO to shift farmer production from leaf tobacco to other crops. After reductions through early 2009, commodity prices and crop production costs are again rising, albeit at a much slower pace than in 2008. Any current growth in farm input costs would affect crops sold in fiscal year 2012. In the recent past, market shortages have also led to green tobacco price increases. Recent customer efforts to procure leaf directly would increase competition for available leaf and could disrupt markets and further increase green tobacco prices, at least in the short term.

Recent excise tax increases and related reductions in consumption of tobacco products are likely to increase cost sensitivity of customers. In recent months, we have seen an increasing customer focus on costs. In the intermediate term, because of those cost reduction efforts, we expect that U.S. contracts for processing tobacco will be renewed at lower volume levels, under different terms and conditions, or both, at expiration in May 2011. That change will reduce margins and volumes handled in fiscal year 2012. If that business is not replaced at similar margins, the change could represent as much as half of the operating income of our North America segment. It could also result in a decision to reduce our processing capacity in the United States. The North Carolina factory is state of the art, and we will use this opportunity to continue to expand our business with existing and new customers there. In addition, U.S. flue-cured leaf is becoming more competitive in the world market.

Change in E.U. Subsidy Program

The European Union’s (E.U.) recent modification of their system of granting subsidies to tobacco farmers has created an additional supply risk. Following the implementation of the first step of the reform in 2006, crops were reduced, but around 200 million kilos of good quality flue-cured and burley tobacco have been produced in Europe each year since then. Current projections are for another decline of between 10% and 15% in production, as the effects of the staged reduction in the subsidy are felt, beginning with the crop that is currently being transplanted and will be sold in fiscal year 2012. As in 2006, it is likely that these reductions will be in less desirable varieties and production areas, which will improve the average quality of the European tobaccos. We believe that customers continue to value European tobacco. At present, no significant unsold inventory is held by the trade, and commercial prices have followed world market trends.

In order to address the issue of the current and future crops, the national governments of the main tobacco producing countries in the E.U. have been working to find solutions to the problem because of the importance of tobacco production to local economies. While the new support system is being structured, on a country-by-country basis, a major influence on the farmers’ decisions to produce tobacco will be the level of commercial prices for green tobacco. Higher farm income will depend on leaf quality and on cost reduction at the farm level, as well as through the whole supply chain. In addition, confirmed support from tobacco product manufacturers will be crucial to the long-term viability of tobacco production in Europe. Our operations in the E.U. seem well positioned to play an important role during the transition period, as they have in the past and more recently, because of their well-established relationships with the farmer base and with major customers and because of our state-of-the-art, efficient factories.

In the intermediate term, we believe that the possibility for sustainable tobacco production in the E.U. exists. Within the general discussion on the future of the E.U. Common Agricultural Policy, it looks probable that a major driving factor will be the support of employment in the rural areas, in which framework tobacco production could reasonably be considered eligible for adequate support.

We believe that if farmer commercial income does not increase, as the level of support available to farmers decreases, the volume of tobacco produced in Europe will decline over time, which could disrupt supply and require changes in sourcing. In this case, our results of operations could be negatively affected. The recorded value of our equity interests in long-lived assets, including both consolidated and unconsolidated operations, that could be affected by these changes was approximately $28 million at March 31, 2010. In addition, we had unrealized foreign currency translation losses of approximately $14 million before income taxes at March 31, 2010, related to our subsidiary in Hungary, which is one of the operations that could be affected by these changes.

Demand

We expect that near-term demand for leaf tobacco will be flat or decline slightly, primarily due to the flattening trend in world cigarette consumption and more efficient leaf utilization by cigarette manufacturers. The efficiencies in leaf utilization by manufacturers may mean that demand for cigarette leaf tobacco will not grow at the same pace as worldwide consumption and may have peaked. On a year-to-year basis, we are susceptible to fluctuations in leaf supply due to crop size and leaf demand as manufacturers adjust inventories or respond to changes in the cigarette market. We are beginning to see evidence of softer market conditions in some markets that may have been caused by purchasing patterns during the last few years or by consumption declines over the same period. If that is the case, then demand for leaf from dealers could fall further in the near term, and crops would have to be reduced.

Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are the major ingredients in American-blend cigarettes. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of 1.2% for the ten years that ended in 2009. Over the ten years, industry data also shows that total world consumption of cigarettes grew at the compound annual rate of 0.9%, including annual growth of about 3.4% in China, which experienced higher increases during the second half of the period. Outside China, consumption fell by 0.3% during the ten years. These patterns indicate declining demand for premium products. They also indicate a shift in demand, reducing the need for burley and oriental tobaccos used in American-blend cigarettes and increasing the need for flue-cured tobacco that is used in English-blend cigarettes, which are predominant in China.

In 2009, total cigar consumption in the United States increased by about 2%, while consumption within the main E.U. markets has declined by 2% to 3%. The recent increases in U.S. federal excise taxes on tobacco products caused a migration from small cigars to large cigars. Within the smokeless segment of the dark tobacco business, 2009 U.S. consumption of loose-leaf chewing tobacco declined by 9%, while the consumption of moist snuff products grew by about 1%. We believe that supplies of dark filler tobacco worldwide are generally in line with demand; however, these supplies are likely to be affected by changes in the E.U. tobacco subsidy program with the 2010 crop. Wrapper tobacco continues to be in tight supply.

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

In addition, we will face an increased number of competitors for available leaf during the next year in the United States, Brazil, and Africa because of increased customer interest in procuring tobacco directly.

Regulation

Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on sales of tobacco products, particularly in the United States and Western Europe. Also, a number of foreign governments have taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Convention on Tobacco Control, which was negotiated under the auspices of the WHO. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for our products and services and could have a material adverse effect on our results of operations. Given recent growth in Asia, it seems unlikely that world consumption of tobacco products will decrease sharply in the next few years.

Most recently, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”). This legislation authorizes the FDA to regulate the manufacturing and marketing of tobacco products. At this time it is not possible to assess the impact FDA regulation will have on our operations or the tobacco industry.

Product Taxation

A number of governments, particularly federal and local governments in the United States and the E.U., impose excise or similar taxes on tobacco products. There has been, and will likely continue to be, new legislation proposing new or increased taxes on tobacco products. In some cases, proposed legislation seeks to significantly increase existing taxes on tobacco products, or impose new taxes on products that to date have not been subject to tax. Any future increase in excise or similar taxes on tobacco products could lead to reduced consumption for these products, thereby reducing our customers’ demand for our products. For example, in the United States, increases in federal excise taxes to fund the expansion of the Children’s Health Insurance Program (“CHIP”) are expected to reduce consumption.

Industry Consolidation

An important trend in the tobacco industry has been consolidation among manufacturers of tobacco products. For example, in the last several years, Imperial Tobacco Group PLC acquired Altadis S.A.; Japan Tobacco Inc. acquired Gallaher Group PLC; and British American Tobacco PLC acquired the cigarette assets of Tekel. This activity is expected to continue, particularly as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers, and as multinational manufacturers expand their product offerings by acquisition. This concentration trend could provide additional opportunities for us and also increase the importance of each individual customer to our results. A key success factor for leaf dealers is the ability to provide customers with the quality of leaf and the level of service they desire on a global basis at the lowest cost possible, consistent with stability of supply. In addition, the international leaf dealers have larger historical market shares with some customers than with others. Consequently, our potential growth will be affected by the growth of our major customers, and consolidation of customers may have at least a short-term favorable or unfavorable impact on our business.

Industry Evolution

Recent customer efforts to procure leaf directly from farmers may change parts of our business. As we reported last summer, Japan Tobacco announced steps to enhance their direct leaf procurement capabilities by acquiring and entering joint ventures with smaller leaf merchants. They enumerated several factors that prompted their moves, including the desire to enhance internal expertise in leaf procurement, actively manage the leaf supply chain, and work more directly with tobacco growers. That effort will reduce volumes in our North America segment and in Malawi and Brazil in our Other Regions segment. We have been working to replace those volumes, and although we are encouraged by results so far, some regions will be affected in fiscal year 2011.

The Japan Tobacco activities are consistent with a recurrent theme of manufacturers wanting to get closer to tobacco farmers for many stated reasons, including political considerations and potential regulatory compliance. Several of our customers made a similar move in the United States nearly 10 years ago. Our challenge continues to be to adapt our way of doing business to meet customer needs, and we have been working with some of our customers to examine our arrangements in certain markets. That process is ongoing and is likely to produce some changes in the near term. Any changes or new arrangements are likely to entail more structured dealings than we have had in the past and to include long-term supply or service agreements. Some customers may purchase green tobacco from us or from farmers in markets they deem to be strategic, and through long-term agreements, rely on us for individual services, such as agronomy, logistics, and processing. Most of our customers do not utilize the entire run of the crop, so these new arrangements are likely to be supplemented by traditional purchases of processed leaf tobacco from us or other dealers.

We believe that these customer efforts are likely to strengthen our relationships over the long term because we believe that independent leaf dealers add significant value to the system, providing expertise in dealing with large numbers of farmers and providing a clearinghouse for various qualities of leaf produced in each crop. Our key challenge in the coming year is to adapt our business model to meet our customers’ evolving needs while continuing to provide stability of supply and the quality that distinguishes our products and services.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

Our customers pay interest on tobacco purchased for their order. That interest is paid at rates based on current markets for variable rate debt. When we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of March 31, 2010, tobacco inventory of $812 million included $651 million in inventory that was committed for sale to customers and $161 million that was not committed. Committed inventory, after deducting about $108 million in customer deposits, represents our net exposure of about $543 million. We normally maintain a substantial portion of our debt at variable interest rates in order to mitigate substantially interest rate risk related to carrying fixed-rate debt. However, we have large cash balances that we plan to use to fund seasonal purchases of tobacco, and thus, debt carried at variable interest rates was lower than normal at $422 million at March 31, 2010. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $4.2 million, that amount would be mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects of our average committed inventory levels over time.

Significant portions of our cash and cash equivalents, which totaled $246 million at March 31, 2010, are invested at variable rates. Based on balances at March 31, 2010, a hypothetical 1% change in interest rates would change annual interest income by $2.5 million.

In addition, changes in interest rates affect the calculation of liabilities of our pension plan. As rates increase, the liability for present value of amounts expected to be paid under the plans decreases. Rate changes also affect expense. As of the March 31, 2010 measurement date, a 1% increase in the discount rate would have reduced the projected benefit obligation (“PBO”) for pensions by $25.3 million and decreased annual pension expense by $2.8 million. Conversely, a 1% decrease in the discount rate would have increased the PBO by $30.6 million and increased annual pension expense by $3.2 million.

Currency

The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $9.3 million in net remeasurement losses in fiscal year 2010, compared to $46.0 million in net remeasurement losses in fiscal year 2009, and $17.2 million in net remeasurement gains in fiscal year 2008. We recognized $4.0 million in net foreign currency transaction gains in fiscal year 2010, compared to net transaction losses of $4.6 million in fiscal year 2009, and net transaction gains of $12.1 million in fiscal year 2008. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. For example, when we purchased the Brazilian crop in the beginning of fiscal year 2009, the local currency had appreciated significantly against the U.S. dollar. Thus, the cost of the crop increased over that of the prior year, in U.S. dollar terms. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs, primarily pursuant to customer contracts. In addition, we have entered some forward contracts to hedge balance sheet exposures. See Note 10 to the consolidated financial statements in Item 8 for additional information about our hedging activities.

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

Item 8.	Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except per share data)	2010	2009	2008
Sales and other operating revenues	$2,491,738	$2,554,659	$2,145,822

Costs and expenses
Cost of goods sold	1,949,473	2,035,318	1,715,724
Selling, general and administrative expenses	285,056	309,409	225,670
Restructuring costs	—	—	12,915

Operating income	257,209	209,932	191,513
Equity in pretax earnings of unconsolidated affiliates	22,376	20,543	13,500
Interest income	1,253	2,305	17,178
Interest expense	24,210	35,631	41,908

Income before income taxes	256,628	197,149	180,283
Income taxes	86,283	64,588	63,799

Income from continuing operations	170,345	132,561	116,484

Loss from discontinued operations, net of income taxes	—	—	(145)

Net income	170,345	132,561	116,339
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(1,948)	(822)	2,817

Net income attributable to Universal Corporation	168,397	131,739	119,156

Dividends on Universal Corporation convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)

Earnings available to Universal Corporation common shareholders	$153,547	$116,889	$104,306

Basic earnings (loss) per share attributable to Universal Corporation common shareholders:
From continuing operations	$6.21	$4.57	$3.83
From discontinued operations	—	—	(0.01)

Net income	$6.21	$4.57	$3.82

Diluted earnings (loss) per share attributable to Universal Corporation common shareholders:
From continuing operations	$5.68	$4.32	$3.71
From discontinued operations	—	—	(0.01)

Net income	$5.68	$4.32	$3.70

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$245,953	$212,626
Accounts receivable, net	266,960	263,383
Advances to suppliers, net	167,400	214,282
Accounts receivable—unconsolidated affiliates	11,670	20,371
Inventories—at lower of cost or market:
Tobacco	812,186	586,136
Other	52,952	60,712
Prepaid income taxes	13,514	13,181
Deferred income taxes	47,074	68,264
Other current assets	75,367	64,964

Total current assets	1,693,076	1,503,919

Property, plant and equipment
Land	16,036	15,773
Buildings	266,350	251,875
Machinery and equipment	532,824	492,214

	815,210	759,862
Less accumulated depreciation	(485,723)	(447,575)

	329,487	312,287

Other assets
Goodwill and other intangibles	105,561	106,097
Investments in unconsolidated affiliates	106,336	103,987
Deferred income taxes	30,073	17,376
Other noncurrent assets	106,507	94,510

	348,477	321,970

Total assets	$2,371,040	$2,138,176

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Notes payable and overdrafts	$177,013	$168,608
Accounts payable and accrued expenses	259,576	236,837
Accounts payable—unconsolidated affiliates	6,464	19,191
Customer advances and deposits	107,858	14,162
Accrued compensation	30,097	24,710
Income taxes payable	18,991	6,867
Current portion of long-term obligations	15,000	79,500

Total current liabilities	614,999	549,875

Long-term obligations	414,764	331,808
Pensions and other postretirement benefits	96,888	91,248
Other long-term liabilities	69,886	79,159
Deferred income taxes	46,128	52,842

Total liabilities	1,242,665	1,104,932

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at March 31, 2009)	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 24,325,228 shares issued and outstanding (24,999,127 at March 31, 2009)	195,001	194,037
Retained earnings	767,213	686,960
Accumulated other comprehensive loss	(52,667)	(64,547)

Total Universal Corporation shareholders’ equity	1,122,570	1,029,473

Noncontrolling interests in subsidiaries	5,805	3,771

Total shareholders’ equity	1,128,375	1,033,244

Total liabilities and shareholders’ equity	$2,371,040	$2,138,176

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2010	2009	2008
Cash Flows From Operating Activities of Continuing Operations:
Net income	$170,345	$132,561	$116,339
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	—	—	145
Depreciation	41,288	40,761	41,383
Amortization	2,208	1,029	1,857
Provision for losses on advances and guaranteed loans to suppliers	18,514	26,908	22,323
Currency remeasurement (gain) loss, net	9,309	45,987	(15,168)
Deferred income taxes	13,755	20,480	19,713
Equity in net income of unconsolidated affiliates, net of dividends	(3,037)	(6,579)	607
Restructuring costs	—	—	12,915
Other, net	5,536	8,173	5,257
Changes in operating assets and liabilities, net:
Accounts and notes receivable	11,096	(78,958)	(25,980)
Inventories and other assets	(215,865)	(16,870)	39,934
Income taxes	2,142	2,029	(13,148)
Accounts payable and other accrued liabilities	14,679	(70,367)	(3,028)
Customer advances and deposits	92,264	(6,088)	(112,578)

Net cash provided by operating activities of continuing operations	162,234	99,066	90,571

Cash Flows From Investing Activities of Continuing Operations:
Purchase of property, plant and equipment	(57,577)	(35,656)	(27,704)
Purchases of short-term investments	—	(9,658)	(58,889)
Maturities and sales of short-term investments	—	68,848	—
Proceeds from sale of businesses, less cash of businesses sold	—	—	26,556
Proceeds from sale of property, plant and equipment	5,019	15,084	23,206
Other, net	536	3,500	12,846

Net cash provided (used) by investing activities of continuing operations	(52,022)	42,118	(23,985)

Cash Flows From Financing Activities of Continuing Operations:
Issuance (repayment) of short-term debt, net	(5,250)	59,934	(19,957)
Issuance of long-term debt	99,208	—	—
Repayment of long-term debt	(79,500)	—	(164,000)
Dividends paid to noncontrolling interests	(104)	(104)	—
Issuance of common stock	729	37	24,372
Repurchase of common stock	(32,194)	(111,073)	(16,700)
Dividends paid on convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)
Dividends paid on common stock	(45,882)	(45,938)	(48,602)
Other	(1,193)	—	(981)

Net cash used by financing activities of continuing operations	(79,036)	(111,994)	(240,718)

Net cash provided (used) by continuing operations	31,176	29,190	(174,132)

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended March 31,
	2010	2009	2008
Cash Flows From Discontinued Operations:
Net cash provided by operating activities of discontinued operations	$—	$—	$6,495
Net cash used by investing activities of discontinued operations	—	—	(17)
Net cash used by financing activities of discontinued operations	—	—	(4,957)

Net cash provided by discontinued operations	—	—	1,521

Effect of exchange rate changes on cash	2,151	(2,634)	205

Net increase (decrease) in cash and cash equivalents	33,327	26,556	(172,406)
Cash and cash equivalents of continuing operations at beginning of year	212,626	186,070	358,236
Cash and cash equivalents of discontinued operations at beginning of year	—	—	239
Less: Cash and cash equivalents of discontinued operations at end of year	—	—	—

Cash and Cash Equivalents at End of Year	$245,953	$212,626	$186,070

Supplemental information—cash paid from continuing operations:
Interest	$24,961	$35,457	$43,606

Income taxes, net of refunds	$82,934	$40,180	$48,832

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders’ Equity	Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2010

Balance at beginning of year	$213,023	$194,037	$686,960	$(64,547)	$3,771	$1,033,244

Changes in preferred and common stock
Issuance of common stock		1,183				1,183
Repurchase of common stock		(5,853)				(5,853)
Accrual of stock-based compensation		6,133				6,133
Withholding of shares for grantee income taxes (SARs and RSUs)		(888)				(888)
Dividend equivalents on RSUs		389				389

Changes in retained earnings
Net income			168,397		1,948	170,345	$170,345
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)			(14,850)			(14,850)
Common stock ($1.86 per share)			(45,815)			(45,815)
Repurchase of common stock			(27,090)			(27,090)
Dividend equivalents on RSUs			(389)			(389)

Other comprehensive income (loss)
Translation adjustments, net of income taxes				4,511	190	4,701	4,701
Foreign currency hedge adjustment, net of income taxes				13,386		13,386	13,386
Funded status of pension and other postretirement benefit plans, net of income taxes				(6,017)		(6,017)	(6,017)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders					(104)	(104)

Balance at end of year	$213,023	$195,001	$767,213	$(52,667)	$5,805	$1,128,375

Total comprehensive income							182,415

Less: comprehensive income attributable to noncontrolling interests							(2,138)

Comprehensive income attributable to Universal Corporation							$180,277

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders’ Equity	Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2009

Balance at beginning of year	$213,023	$206,436	$711,655	$(15,483)	$3,182	$1,118,813

Changes in preferred and common stock
Issuance of common stock		65				65
Repurchase of common stock		(16,790)				(16,790)
Accrual of stock-based compensation		4,870				4,870
Withholding of shares for grantee income taxes (SARs and RSUs)		(1,464)				(1,464)
Dividend equivalents on RSUs		920				920

Changes in retained earnings
Net income			131,739		822	132,561	$132,561
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)			(14,850)			(14,850)
Common stock ($1.82 per share)			(45,938)			(45,938)
Repurchase of common stock			(93,203)			(93,203)
Dividend equivalents on RSUs			(920)			(920)
Adoption of measurement timing provisions of FASB Statement No. 158 for pensions and other postretirement benefits			(1,523)			(1,523)

Other comprehensive income (loss)
Translation adjustments, net of income taxes				(19,639)	(129)	(19,768)	(19,768)
Foreign currency hedge adjustment, net of income taxes				(15,803)		(15,803)	(15,803)
Funded status of pension and other postretirement benefit plans, net of income taxes				(13,622)		(13,622)	(13,622)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders					(104)	(104)

Balance at end of year	$213,023	$194,037	$686,960	$(64,547)	$3,771	$1,033,244

Total comprehensive income							83,368

Less: comprehensive income attributable to noncontrolling interests							(693)

Comprehensive income attributable to Universal Corporation							$82,675

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders’ Equity	Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2008

Balance at beginning of year	$213,023	$176,453	$682,232	$(40,976)	$5,822	$1,036,555

Changes in preferred and common stock
Repurchase of convertible perpetual preferred stock	(1)					(1)
Issuance of common stock		24,373				24,373
Repurchase of common stock		(2,370)				(2,370)
Accrual of stock-based compensation		7,980				7,980

Changes in retained earnings
Net income			119,156		(2,817)	116,339	$116,339
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)			(14,850)			(14,850)
Common stock ($1.78 per share)			(48,602)			(48,602)
Repurchase of common stock			(15,411)			(15,411)
Adoption of FASB Interpretation 48 for uncertain tax positions			(10,870)			(10,870)
Other comprehensive income (loss)
Translation adjustments, net of income taxes				18,854	180	19,034	19,034
Foreign currency hedge adjustment, net of income taxes				(494)		(494)	(494)
Funded status of pension and other postretirement benefit plans, net of income taxes				7,133		7,133	7,133

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders					(129)	(129)
Other					126	126

Balance at end of year	$213,022	$206,436	$711,655	$(15,483)	$3,182	$1,118,813

Total comprehensive income							142,012

Less: comprehensive loss attributable to noncontrolling interests							2,637

Comprehensive income attributable to Universal Corporation							$144,649

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2010	2009	2008
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
(in thousands of shares)
Balance at beginning of year	220	220	220
Issuance of convertible perpetual preferred stock	—	—	—
Repurchase of convertible perpetual preferred stock	—	—	—

Balance at end of year	220	220	220

Common Shares Outstanding:
(in thousands of shares)
Balance at beginning of year	24,999	27,162	26,949
Issuance of common stock and exercise of stock options and SARs	70	65	538
Repurchase of common stock	(744)	(2,228)	(325)

Balance at end of year	24,325	24,999	27,162

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

The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method, because Universal exercises significant influence over those companies, but not control. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends to the extent they represent a distribution of retained earnings. The Company received dividends totaling $12.0 million in fiscal year 2010, $8.7 million in fiscal year 2009, and $9.2 million in fiscal year 2008, from companies accounted for under the equity method.

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

In fiscal year 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. Since that time, the investment has been accounted for using the cost method, as required under the accounting guidance. The investment is reported in investments in unconsolidated affiliates in the consolidated balance sheets. The investment in Zimbabwe operations was approximately $1.3 million at March 31, 2010, and $1.8 million at March 31, 2009. This investment is included in segment assets for flue-cured and burley leaf tobacco operations – Other Regions in Note 16. In addition to the investment, the Company has a net foreign currency translation loss associated with Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate.

The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. During fiscal years 2008, 2009, and 2010, there were no changes in the Company’s ownership percentage in any of these subsidiaries.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Unconsolidated Affiliates

The Company’s equity method investments and its cost method investments, which include its Zimbabwe operations, are non-marketable securities. Universal reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity or cost method investments, the Company follows the applicable accounting guidance in determining the fair value of the investments. In most cases, this involves the use of discounted cash flow models (Level 3 of the fair value hierarchy under the accounting guidance). If the fair value of an equity or cost method investee is determined to be lower than its carrying value, an impairment loss is recognized. The determination of fair value using discounted cash flow models is normally not based on observable market data from independent sources and therefore requires significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge related to these investments.

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

The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2010, 2009 and 2008:

	Fiscal Year Ended March 31,
Unconsolidated Affiliates	2010	2009	2008
Equity in pretax earnings reported in the consolidated statements of income	$22,376	$20,543	$13,500
Equity in income taxes	7,356	5,284	2,943

Equity in net income	15,020	15,259	10,557
Less: Dividends received on investments (1)	(11,983)	(8,680)	(11,164)

Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$3,037	$6,579	$(607)

(1)	In accordance with the applicable accounting guidance, dividends received from unconsolidated affiliates accounted for on the equity method that represent a return on capital (i.e., a return of earnings on a cumulative basis) are presented as operating cash flows in the consolidated statements of cash flows.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

The Company calculates basic earnings per share based on earnings available to common shareholders after payment of dividends on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock. The calculation uses the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are outstanding dilutive stock options and stock appreciation rights that are assumed to be exercised, unvested restricted share units and performance share awards that are assumed to be fully vested and paid out in shares of common stock, and shares of convertible perpetual preferred stock that are assumed to be converted when the effect is dilutive. In periods when the effect of the convertible perpetual preferred stock is dilutive and these shares are assumed to be converted into common stock, dividends paid on the preferred stock are excluded from the calculation of diluted earnings per share.

The calculations of earnings per share for the fiscal years ended March 31, 2010, 2009, and 2008, are provided in Note 5.

Cash, Cash Equivalents, and Short-Term Investments

All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents. Short-term investments represent securities with a maturity exceeding three months at the time of purchase. The Company did not hold any short-term investments at March 31, 2010 or 2009.

Advances to Suppliers

In some regions where it operates, the Company provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheet. Primarily in Brazil, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheet. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $56.2 million at March 31, 2010, and $28.2 million at March 31, 2009, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $18.5 million in fiscal year 2010, $26.9 million in fiscal year 2009, and $22.3 million in fiscal year 2008. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Recognition of interest is discontinued when an advance is not expected to be fully collected. Advances on which interest accrual had been discontinued totaled approximately $64.2 million at March 31, 2010, and $51.6 million at March 31, 2009.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transport equipment—3 to 10 years; and office and computer equipment—3 to 10 years. Where applicable, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2010, 2009, or 2008.

Goodwill and Other Intangibles

Goodwill and other intangibles include principally the excess of the purchase price of acquired companies over the net assets. Goodwill is carried at the lower of cost or fair value. The Company follows the applicable fair value accounting guidance in determining the fair value of goodwill. This primarily involves the use of discounted cash flow models (Level 3 of the fair value hierarchy in the accounting guidance). The calculations in these models are normally not based on observable market data from independent sources and therefore require significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, which could increase or decrease any impairment charge related to goodwill.

Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. No charges for goodwill impairment were recorded in fiscal years 2010, 2009, or 2008.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance. In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance). The Company did not record any significant charges for the impairment of long-lived assets during fiscal years 2010, 2009, or 2008.

Income Taxes

The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, undistributed earnings of foreign subsidiaries, goodwill, and valuation allowances on farmer advances and value-added tax credits. As discussed in Note 6, during fiscal year 2010, the Company changed the classification of undistributed earnings of certain foreign subsidiaries that had previously been designated as permanently reinvested. Approximately $3.5 million in deferred U.S. income taxes were recorded on those earnings effective with this change. At March 31, 2010, the Company had no undistributed earnings of foreign subsidiaries classified as permanently reinvested.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the consolidated balance sheets and the consolidated statements of changes in shareholders’ equity and consists of:

	March 31,
	2010	2009	2008
Translation adjustments
Before income taxes	$(10,854)	$(17,784)	$12,421
Allocated income taxes	54	2,473	(8,093)

Foreign currency hedge adjustment
Before income taxes	(736)	(21,330)	2,982
Allocated income taxes	258	7,465	(1,044)

Funded status of pension and other postretirement benefit plans
Before income taxes	(63,362)	(54,238)	(33,406)
Allocated income taxes	21,973	18,867	11,657

Total accumulated other comprehensive loss	$(52,667)	$(64,547)	$(15,483)

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

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expense. The Company recognized net remeasurement losses of $9.3 million in fiscal year 2010, net remeasurement losses of $46.0 million in fiscal year 2009, and net remeasurement gains of $15.2 million in fiscal year 2008.

Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction gains of $4.0 million in fiscal year 2010, net transaction losses of $4.6 million in fiscal year 2009, and net transaction gains of $12.1 million in fiscal year 2008.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s policy is to use the U.S. dollar as the functional currency for its consolidated subsidiaries located in countries with highly inflationary economies and to remeasure any transactions of those subsidiaries that are denominated in the local currency. The Company currently operates in only one country, Zimbabwe, whose economy is classified as highly inflationary under applicable accounting guidance. As discussed above, the operations in Zimbabwe were deconsolidated during fiscal year 2006 and are accounted for using the cost method.

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

While most of the Company’s revenue consists of tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers. These arrangements usually exist in specific markets where the customers contract directly with farmers for leaf production, and they account for less than 5% of total revenue. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then transported to customer-designated storage facilities. The revenue for these services is recognized when processing is completed, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.

Stock-Based Compensation

Share-based payments, such as grants of stock options, stock appreciation rights, restricted shares, restricted share units and performance share awards, are measured at fair value and reported as expense in the financial statements over the requisite service period. Additional disclosures related to stock-based compensation are included in Note 14.

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Pronouncements

Recent Pronouncements Adopted Through March 31, 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). This Statement established the newly-developed FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) for all nongovernmental entities. All guidance in the Codification carries the same level of authority, and all changes or additions to U.S. generally accepted accounting principles are now issued as Accounting Standards Updates. In addition to the Codification, rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under federal securities laws remain sources of authoritative GAAP for SEC registrants. Universal was required to adopt SFAS 168 effective September 30, 2009. SFAS 168 did not make any changes to existing accounting guidance that impact the Company’s accounting and financial reporting.

During the fiscal years ended March 31, 2010, 2009, and 2008, Universal adopted the following key accounting pronouncements, all of which were issued prior to the initial effective date of the Codification:

•

FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), adopted effective March 31, 2010. This pronouncement, which is now a part of Topic 715 of the Codification, requires expanded disclosures about plan assets of defined benefit pension or other postretirement benefit plans. The new disclosures include information about investment allocation decisions, categories of plan assets, the inputs and valuation techniques used to measure the fair value of those assets, and significant concentrations of credit risk. The disclosures required by FSP 132(R)-1 are included in Note 12 and did not have a material effect on the Company’s financial statements.

•

FASB Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), adopted effective June 30, 2009. SFAS 165, which is now set forth under Topic 855 of the Codification, establishes standards for accounting and disclosure for events occurring after the balance sheet date but before financial statements are issued. It defines the period after the balance sheet date during which events or transactions should be evaluated for potential recognition or disclosure, and it provides guidance on recognition and disclosure of actual transactions or events occurring after the balance sheet date. The adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

•

FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), adopted effective April 1, 2009. SFAS 160, which is now set forth in Topic 810 of the Codification, requires that noncontrolling interests in subsidiaries that are included in a company’s consolidated financial statements, commonly referred to as “minority interests,” be reported as a component of shareholders’ equity in the balance sheet. It also requires that a company’s consolidated net income and comprehensive income include the amounts attributable to both the company’s interest and the noncontrolling interest in the subsidiary, identified separately in the financial statements. Finally, the new guidance requires certain disclosures about noncontrolling interests in the consolidated financial statements. Adoption of this guidance did not have a material impact on the Company’s financial statements.

•

FASB Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), adopted effective April 1, 2009. SFAS 141(R) requires that companies record assets acquired, liabilities assumed, and noncontrolling interests in business combinations at fair value, separately from goodwill, as of the acquisition date. This approach differs from the cost allocation approach provided under previous accounting guidance and can result in recognition of a gain at acquisition date if the cost to acquire a business is less than the net fair value of the assets acquired, liabilities assumed, and noncontrolling interests. SFAS 141(R), which is now set forth under Topic 805 of the Codification, also provides new guidance on recording assets and liabilities that arise from contingencies in a business combination, and it requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. Universal will apply the guidance to all future business combinations.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

The measurement timing provisions of FASB Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), now part of the guidance in Codification Topic 715. These provisions require that the funded status of defined benefit plans be measured as of the balance sheet date, which eliminated the option allowed under the prior guidance, and previously used by the Company, to measure funded status at a date up to three months before the balance sheet date. To adopt the provisions, the Company began measuring its pension and other postretirement benefit plans as of the balance sheet date effective March 31, 2009. At that date, the Company recorded a direct adjustment to reduce retained earnings by $1.5 million ($2.3 million before income taxes), reflecting the expense attributable to the intervening three-month transition period. As required by the guidance, changes in the fair value of plan assets and benefit obligations for the full fifteen-month period between the fiscal year 2008 and 2009 measurement dates were recognized in other comprehensive income for fiscal year 2009.

•

FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), adopted effective March 31, 2009. SFAS 161, which is now part of the guidance set forth in Topic 8150 of the Codification, amended several prior accounting pronouncements to require enhanced disclosures about derivatives and hedging activities aimed at improving the transparency and understanding of those activities for financial statement users. It requires additional disclosures explaining the objectives and strategies for using derivative instruments, how those instruments and the related hedged items are accounted for, and how they affect a company’s financial position, results of operations, and cash flows. The disclosures required by SFAS 161 are provided in Note 10.

•

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157, which is now set forth in Topic 820 of the Codification, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. Universal adopted SFAS 157 as it applies to financial assets and liabilities effective April 1, 2008, and as it applies to nonfinancial assets and liabilities (primarily assessments of goodwill and other long-lived assets for potential impairment) effective April 1, 2009. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements. Disclosures about fair value measurements for financial assets and liabilities are provided in Note 11.

•

FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), adopted effective April 1, 2008. SFAS 159, which is now part of the guidance in Topic 825 of the Codification, gives companies the option to report certain financial instruments and other items at fair value on an item-by-item basis (the fair value option) with changes in fair value reported in earnings. The Company did not elect the fair value option for any financial assets or liabilities that were not already being measured and reported at fair value; therefore, the adoption of SFAS 159 had no impact on its financial statements.

•

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), adopted effective April 1, 2007. FIN 48, which is now included in the guidance in Topic 740 of the Codification, clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It requires that positions taken or expected to be taken in tax returns meet a “more-likely-than-not” threshold based solely on their technical merit in order to be recognized in the financial statements. It also provides guidance on measuring the amount of a tax position that meets the “more-likely-than-not” criterion. As a result of adopting FIN 48, the Company recognized a net increase of approximately $10.9 million in its liability related to uncertain tax positions, which was accounted for as a decrease in the April 1, 2007 balance of retained earnings. Disclosures about uncertain tax positions are provided in Note 6.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pronouncements to be Adopted in Future Periods

In addition to the above accounting pronouncements adopted through March 31, 2010, the following pronouncements have been issued and will become effective in future periods:

•

FASB Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which was issued by the FASB in October 2009. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. It also requires additional disclosures about the methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which means that Universal will be required to adopt the guidance effective April 1, 2011, the beginning of its fiscal year 2012. The Company is evaluating the potential impact of ASU 2009-13, but does not currently expect that it will have a material effect on its financial statements.

•

FASB Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which was issued by the FASB in January 2010 and is effective for interim and an annual financial statements for fiscal years beginning after December 15, 2010. ASU 2010-06 expands and clarifies the disclosure requirements related to fair value measurements. It requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and describe the reasons for the transfers. In addition, information about purchases, sales, issuances, and settlements on a gross basis is required in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 also clarifies existing fair value measurement disclosure guidance related to level of disaggregation, fair value inputs, and valuation techniques. Universal will be required to apply most provisions of the new guidance effective April 1, 2010, the beginning of its fiscal year 2011. The Company is evaluating the effect of ASU 2010-06, but does not currently expect that it will have a material effect on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. DISCONTINUED OPERATIONS

During fiscal years 2007 and 2008, Universal divested its non-tobacco operations, which included the businesses comprising its lumber and building products segment and its agri-products segment. These businesses were sold in multiple transactions, the last of which was completed in the third quarter of fiscal year 2008. The results of operating and divesting the non-tobacco businesses that were not sold prior to fiscal year 2008 are reported as discontinued operations in the accompanying consolidated financial statements and were not material to the Company’s overall results of operations or financial position for that year.

NOTE 3. RESTRUCTURING COSTS

During the fiscal year ended March 31, 2008, Universal recorded restructuring costs totaling approximately $12.9 million before tax and noncontrolling interest, $8.1 million after tax and noncontrolling interest, or $0.25 per diluted share. These costs included one-time and special employee termination benefits and pension curtailment losses. The one-time and special termination benefits were associated with actions taken in several areas of the Company’s worldwide operations, as follows:

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

In addition to the initiatives and actions discussed above, the Company had certain liabilities related to previous restructuring activities at the beginning of fiscal year 2008. The payment of those liabilities was substantially completed during fiscal year 2009. The following is a reconciliation of the Company’s liability for restructuring costs from April 1, 2007 through March 31, 2010:

	One-Time and Special Termination Benefits	Other Costs	Total

Balance at April 1, 2007	$1,331	$190	$1,521
Costs and payments during fiscal year 2008:
Costs charged to expense	6,717	—	6,717
Payments	(4,962)	(190)	(5,152)

Balance at March 31, 2008	3,086	—	3,086
Payments during fiscal year 2009	(1,437)	—	(1,437)

Balance at March 31, 2009	1,649	—	1,649
Payments during fiscal year 2010	(1,649)	—	(1,649)

Balance at March 31, 2010	$—	$—	$—

The payments for termination benefits were made to approximately 300 full-time employees and 10,500 seasonal employees during fiscal year 2008, 23 employees during fiscal year 2009, and 12 employees during fiscal year 2010.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union. Although a hearing on the matter was held in June 2009, the outcome of the appeal is uncertain, and an ultimate resolution to the matter could take several years. The Company has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process. This deposit is accounted for as a non-current asset.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $41 million at the March 31, 2010 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and the facts. The Company and Deltafina each filed appeals in the General Court of the European Union. Based on consultation with outside legal counsel, the Company believes it is probable that it will prevail in the appeals process and therefore has not accrued a charge or interest for the fine. If the Company and Deltafina were ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €4.5 million (about $6 million) at March 31, 2010. Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Foreign Corrupt Practices Act

As a result of a posting to the Company’s Ethics Complaint hotline alleging improper activities that involved or related to certain of its tobacco subsidiaries, the Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of the alleged activities. That investigation revealed that there have been payments that may have violated the U.S. Foreign Corrupt Practices Act. The payments involved approximated $2 million over a seven-year period. In addition, the investigation revealed activities in foreign jurisdictions that may have violated the competition laws of such jurisdictions, but the Company believes those activities did not violate U.S. antitrust laws. The Company voluntarily reported these activities to the Department of Justice (“DOJ”) and SEC in March 2006. On June 6, 2006, the SEC notified the Company that a formal order of investigation had been issued.

Since voluntarily reporting, the Company has cooperated with and assisted the DOJ and SEC in their investigations, and for the past year the Company has engaged in settlement discussions with both authorities to resolve the matter. Those negotiations have resulted in agreements in principle being reached with representatives of the DOJ and the staff of the SEC. The final resolution of this matter remains subject to the completion of definitive agreements and the approval and execution of those agreements by the DOJ and the SEC. In addition, each settlement is subject to the approval of a federal district court with jurisdiction over the matter. The Company has been given no assurance that the settlements will be approved by the DOJ, SEC, or federal district courts. Based on the agreements in principle that have been reached to date, the resolution of this matter with the DOJ and the SEC is expected to include injunctive relief, disgorgement and prejudgment interest, fines, penalties, and the retention of an independent compliance monitor. Based in part on the progress of the matter and consultation with outside counsel, the Company has recorded accruals from time to time since the matter arose that are adequate to satisfy the estimated financial settlement the Company expects with the resolution of the matter. The financial settlement is not expected to have a material effect on the Company’s financial condition or results of operations.

Other Legal and Tax Matters

In addition to the above-mentioned matters, various subsidiaries of the Company are involved in other litigation and tax examinations incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the matters and does not currently expect that any of them will have a material adverse effect on the Company’s financial position. However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2010	2009	2008
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
From continuing operations:
Income attributable to Universal Corporation from continuing operations	$168,397	$131,739	$119,301
Less: Dividends on convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)

Earnings available to Universal Corporation common shareholders from continuing operations	153,547	116,889	104,451
From discontinued operations:
Loss available to Universal Corporation common shareholders from discontinued operations	—	—	(145)

Net income available to Universal Corporation common shareholders	$153,547	$116,889	$104,306

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	24,732	25,570	27,263

Basic earnings (loss) per share attributable to Universal Corporation common shareholders:
From continuing operations	$6.21	$4.57	$3.83
From discontinued operations	—	—	(0.01)

Net income per share	$6.21	$4.57	$3.82

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
From continuing operations:
Earnings available to Universal Corporation common shareholders from continuing operations	$153,547	$116,889	$104,451
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	14,850	14,850	14,850

Earnings available to Universal Corporation common shareholders from continuing operations for calculation of diluted earnings per share	168,397	131,739	119,301
From discontinued operations:
Loss available to Universal Corporation common shareholders from discontinued operations	—	—	(145)

Net income available to Universal Corporation common shareholders	$168,397	$131,739	$119,156

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	24,732	25,570	27,263
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,733	4,718	4,711
Employee share-based awards	197	178	212

Denominator for diluted earnings (loss) per share	29,662	30,466	32,186

Diluted earnings (loss) per share attributable to Universal Corporation common shareholders:
From continuing operations	$5.68	$4.32	$3.71
From discontinued operations	—	—	(0.01)

Net income per share	$5.68	$4.32	$3.70

        For the fiscal years ended March 31, 2010, 2009, and 2008, certain stock appreciation rights and certain stock options outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive. These shares totaled 404,800 at a weighted-average exercise price of $58.96 for the fiscal year ended March 31, 2010, 507,801 at a weighted-average exercise price of $56.52 for the fiscal year ended March 31, 2009, and 272,800 at a weighted-average exercise price of $62.66 for the fiscal year ended March 31, 2008.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. INCOME TAXES

Income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2010	2009	2008
Current
United States	$12,246	$19,622	$9,449
State and local	3,357	4,178	2,744
Foreign	56,925	20,308	31,893

	72,528	44,108	44,086

Deferred
United States	4,134	17,066	71
State and local	247	123	48
Foreign	9,374	3,291	19,594

	13,755	20,480	19,713

Total	$86,283	$64,588	$63,799

Foreign taxes include U.S. tax expense on earnings of foreign subsidiaries.

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9	1.4	1.0
Impact of permanently reinvested earnings	—	0.4	0.4
Change in classification of permanently reinvested earnings	1.4	—	—
Change in valuation allowance on deferred tax assets	—	(1.5)	(2.4)
Other, including changes in liabilities recorded for uncertain tax positions	(3.7)	(2.5)	1.4

Effective income tax rate	33.6%	32.8%	35.4%

At the beginning of fiscal year 2010, Universal had approximately $52 million of undistributed earnings of foreign subsidiaries on which no provision for U.S. income taxes had been recorded because those earnings were designated as permanently reinvested. Effective March 31, 2010, the Company changed the classification of those earnings to reflect a change in management’s intent to repatriate the earnings consistent with appropriate tax planning and good business practice in the respective foreign countries. As a result of this change, approximately $3.5 million of additional income tax expense was recognized to record the applicable U.S. income tax liability. After this change, the Company no longer has any undistributed earnings of foreign subsidiaries that were classified as permanently reinvested.

The U.S. and foreign components of income before income taxes and other items were as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
United States	$48,675	$103,791	$42,733
Foreign	207,953	93,358	137,550

Total	$256,628	$197,149	$180,283

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2010	2009
Liabilities
Foreign withholding taxes	$16,438	$22,910
Undistributed earnings	23,937	42,887
Goodwill	34,973	29,805
All other	27,320	33,881

Total deferred tax liabilities	$102,668	$129,483

Assets
Employee benefit plans	$48,392	$45,276
Foreign currency losses	643	29,953
Book over tax depreciation	504	2,478
Foreign currency translation	1,306	2,425
Deferred compensation	4,082	4,031
Tax credits	592	11,703
Valuation allowances on Brazilian farmer advances and value-added tax credits	30,920	20,498
Net operating loss carryforwards	1,010	3,750
All other	37,100	45,264

Total deferred tax assets	124,549	165,378
Valuation allowance	(4,082)	(3,980)

Net deferred tax assets	$120,467	$161,398

During fiscal year 2009, the Company reversed its remaining $3.0 million valuation allowance on foreign tax credit carryforwards based on changes in the expected utilization of those carryforwards. At March 31, 2009, the Company had $11.7 million of alternative minimum tax credit carryforwards that were fully utilized during fiscal year 2010. The net operating loss carryforwards of $1.0 million at March 31, 2010, relate to several foreign jurisdictions. Approximately $0.7 million of those carryforwards will expire in three years, and the remainder have unlimited carryforward periods.

Combined Income Tax Expense (Benefit)

The combined income tax expense (benefit) allocable to continuing operations, other comprehensive income (loss), and direct adjustments to shareholders’ equity was as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
Continuing operations	$86,283	$64,588	$63,799
Other comprehensive income (loss)	6,520	(26,285)	14,010
Direct adjustments to shareholders’ equity	(454)	(848)	(4,316)

Total	$92,349	$37,455	$73,493

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions

A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended March 31, 2010 and 2009, is as follows:

	Fiscal Year Ended March 31,
	2010	2009
Liability for uncertain tax positions, beginning of year	$22,740	$25,801
Additions:
Related to tax positions for the current year	9,609	3,277
Related to tax positions for prior years	574	1,873
Reductions:
Related to tax positions for prior years	(1,674)	—
Due to settlements with tax jurisdictions	(1,552)	—
Due to lapses of statutes of limitations	(4,802)	(5,032)
Other reductions	(4,041)	—
Effect of currency rate movement	1,330	(3,179)

Liability for uncertain tax positions, end of year	$22,184	$22,740

Of the total liability for uncertain tax positions at March 31, 2010, approximately $14.5 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $4.6 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2011. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.

The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. The consolidated statements of income include a net reversal of interest and penalties of $2.6 million in fiscal year 2010, and net expense for interest and penalties of $3.6 million in fiscal year 2009, and $0.2 million in fiscal year 2008. At March 31, 2010 and 2009, $6.5 million and $7.5 million, respectively, were accrued for interest and penalties.

Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2010, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2007. Open tax years in state and foreign jurisdictions generally range from three to six years.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. CREDIT FACILITIES

Five-Year Revolving Bank Credit Facility

In August 2007, the Company entered into a five-year revolving bank credit agreement that provides for a credit facility of $400 million, maturing in August 2012. Borrowings under the credit facility bear interest at variable rates, based on either 1) LIBOR plus a negotiated spread (0.8% at March 31, 2010) or 2) the higher of the federal funds rate plus 0.5% or Prime rate, each plus a negotiated spread (no spread at March 31, 2010). The Company pays a facility fee. Loans made under the facility may be used to provide general working capital, or for general corporate purposes. At March 31, 2010 and 2009, there were no borrowings outstanding under the revolving credit agreement.

Certain covenants in the revolving credit agreement require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with all debt covenants at March 31, 2010.

Short-Term Credit Facilities

The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2010 and 2009, approximately $177 million and $169 million, respectively, were outstanding under these uncommitted lines of credit. At March 31, 2010, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $575 million. The weighted average interest rates on short-term borrowings outstanding as of March 31, 2010 and 2009, were approximately 4.1% and 4.9%, respectively.

NOTE 8. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

	March 31,
	2010	2009
Medium-term notes due from 2010 to 2014 at various rates	$429,764	$411,308
Less current portion	(15,000)	(79,500)

Long-term obligations	$414,764	$331,808

Notes

The Company had $420 million principal amount of medium-term notes outstanding at March 31, 2010. These notes, which have a carrying amount of $429.8 million after fair value adjustments for related interest rate swap agreements, mature at various dates from December 2010 to December 2014 and were all issued with fixed interest rates. Interest rates on the notes range from 5.00% to 8.00%. In November 2008, the Company filed a shelf registration statement with the SEC to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Information

The fair value of the Company’s long-term obligations, including the current portion, was approximately $421 million at March 31, 2010, and $380 million at March 31, 2009.

As indicated above, from time to time the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2010 and 2009, the Company had interest rate swap agreements in place on $245 million and $170 million, respectively, of long-term debt. The fair value of those swap agreements was an asset of $9.8 million at March 31, 2010, and $11.8 million at March 31, 2009. Additional disclosures related to the Company’s interest rate swap agreements are provided in Note 10.

Maturities of long-term debt outstanding at March 31, 2010, by fiscal year, were as follows: 2011 - $15 million; 2012 - $95 million; 2013 - $10 million; 2014 - $200 million; and 2015 - $100 million. All long-term debt outstanding at March 31, 2010, is scheduled to be repaid by the end of fiscal year 2015.

NOTE 9. LEASES

The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $20.8 million in fiscal year 2010, $19.3 million in fiscal year 2009, and $17.0 million in fiscal year 2008. Future minimum payments under non-cancelable operating leases total $19.1 million in 2011, $13.2 million in 2012, $9.0 million in 2013, $3.5 million in 2014, $3.2 million in 2015, and $7.1 million after 2015.

NOTE 10. DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange contracts. However, the Company’s policy permits other instruments. In addition, management works to manage foreign currency exchange rate risk by minimizing net monetary positions in non-functional currencies, which may include using local borrowings. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and the consolidated balance sheets. In the consolidated statements of cash flows, the cash flows associated with all of these activities are reported in net cash provided by operating activities.

Fair Value Hedging Strategy for Interest Rate Risk

Universal has entered into interest rate swap agreements to manage its exposure to interest rate risk, with a strategy of maintaining a level of floating rate debt that is related to the interest rate exposure on its committed inventories. The strategy is implemented by borrowing at floating interest rates, and by converting a portion of the Company’s fixed-rate debt to floating rates. The interest rate swap agreements allow the Company to receive amounts equal to the fixed interest payments it is obligated to make on the underlying debt instruments in exchange for making floating-rate interest payments that change semi-annually based on changes in the benchmark interest rate.

The Company’s interest rate swap agreements are designated and qualify as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. In all cases, the critical terms of each interest rate swap agreement match the terms of the underlying debt instrument, and there is no hedge ineffectiveness. The total notional amount of the Company’s receive-fixed/pay-floating interest rate swaps was $245 million at March 31, 2010, and $170 million at March 31, 2009.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco and therefore can adversely impact the gross profit earned on the sale of that tobacco. Since the Company is able to reasonably forecast the volume, timing, and local currency cost of its tobacco purchases and processing costs, it has routinely entered into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of those purchases and costs. This strategy contemplates the Company’s pricing arrangements with key customers and substantially eliminates the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. The hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil, where the large crops, the terms of sale to customers, and the availability of derivative markets make it particularly desirable to manage the related foreign exchange rate risk.

Prior to the 2008-2009 crop year, the Company did not designate the forward contracts it entered for Brazilian tobacco purchases as hedges, and therefore it recognized all related gains and losses in earnings on a mark-to-market basis each reporting period. For the 2008-2009 and the 2009-2010 crop cycles, all contracts related to tobacco purchases in Brazil were designated and qualified as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for insignificant amounts related to any ineffective portion of the hedging strategy, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

Through March 2010, the Company hedged approximately $50 million U.S. dollar notional amount related to 2009-2010 crop tobacco purchases in Brazil. Additional forward contracts totaling approximately $41 million U.S. dollar notional amount were entered to mitigate currency exposure on processing costs related to that crop. Purchases of the 2009-2010 crop are expected to be completed in July 2010, and all forward contracts to hedge those purchases will mature and be settled by that time. For all hedge gains and losses recorded in accumulated other comprehensive loss at March 31, 2010, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2011. At March 31, 2010, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. As noted above, changes in the fair values of forward contracts related to processing costs are being recognized in earnings each quarter on a mark-to-market basis.

From September 2008 through July 2009, the Company hedged approximately $241 million U.S. dollar notional amount related to 2008-2009 crop tobacco purchases in Brazil, primarily related to customer contractual requirements. As noted above, all of the related forward contracts were designated and accounted for as cash flow hedges. Purchases of the 2008-2009 crop were completed in July 2009, and all forward contracts related to that crop matured and were settled by that time. Sales of the 2008-2009 crop began during the first quarter of fiscal year 2010. By the end of fiscal year 2010, all hedge gains and losses previously recorded in accumulated other comprehensive income related to the 2008-2009 crop were reclassified to cost of goods sold upon sale of the tobacco.

From October 2007 through July 2008, the Company hedged approximately $240 million U.S. dollar notional amount related to the 2007-2008 crop in Brazil; however, those forward contracts were not designated and accounted for as hedges, so the related gains and losses were recorded in earnings during fiscal years 2008 and 2009 as they occurred.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. Due to the size of its operations and the fact that it provides significant financing to farmers for crop production, the Company’s subsidiary in Brazil has significant exposure to currency remeasurement gains and losses due to fluctuations in exchange rates at certain times of the year. During fiscal year 2009, the Brazilian currency weakened dramatically from September through December 2008, generating approximately $41 million in remeasurement losses on net monetary assets held during that period. To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2009, the Company entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts were recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. Accordingly, the Company did not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $36 million in U.S. dollars, and all of the contracts matured and were settled before March 31, 2009. No forward contracts were entered for this purpose in fiscal year 2010. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries have obtained short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

The Company has several foreign subsidiaries that transact the majority of their sales and finance the majority of their operating requirements in their local currency, and therefore use their respective local currencies as the functional currency for reporting purposes. From time to time, these subsidiaries sell tobacco to customers in transactions that are not denominated in the functional currency. In those situations, the subsidiaries routinely enter into forward exchange contracts to offset currency risk for the period of time that a fixed price order and the related trade account receivable are outstanding with the customer. The contracts are not designated as hedges for accounting purposes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2010, 2009, and 2008.

	Fiscal Year Ended March 31,
(in thousands of dollars)	2010	2009	2008
Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$(2,043)	$8,366	$3,990
Location of gain (loss) recognized in earnings	Interest expense
Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$2,043	$(8,366)	$(3,990)
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$7,174	$(22,006)	$—
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(14,844)	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$1,442	$102	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Contracts related to forecast processing costs and forecast purchases of tobacco, primarily in Brazil
Gain (loss) recognized in earnings	$(26)	$1,583	$6,864
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to net local currency monetary assets and liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$—	$(355)	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to fixed-price orders and accounts receivable of non-U.S. dollar subsidiaries
Gain (loss) recognized in earnings	$1,301	$(2,613)	$298
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Total gain (loss) recognized in earnings for forward foreign currency exchange contracts not designated as hedges	$1,275	$(1,385)	$7,162

For the interest rate swap agreements designated as fair value hedges, since the hedges have no ineffectiveness, the gain or loss recognized in earnings on the derivative is offset by a corresponding loss or gain on the underlying hedged debt.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, an immaterial gain related to the 2009-2010 crop purchases is recorded in accumulated other comprehensive loss at March 31, 2010. Assuming continued hedge effectiveness, changes in the fair value of all outstanding and new contracts will increase or decrease the amount recorded in accumulated other comprehensive loss. Those amounts are expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2011 when the related tobacco is expected to be sold to customers. Based on the hedging strategy, as the loss or gain is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2010 and 2009:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
(in thousands of dollars)		2010	2009		2010	2009
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$10,358	$11,808	Long-term obligations	$593	$—

Forward foreign currency exchange contracts	Other current assets	84	2,397	Accounts payable and accrued expenses	73	10,026

Total		$10,442	$14,205		$666	$10,026

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$740	$45	Accounts payable and accrued expenses	$512	$712

Total		$740	$45		$512	$712

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. FAIR VALUE MEASUREMENTS

Universal adopted the current accounting guidance for fair value measurements effective April 1, 2008, for financial assets and liabilities, and effective April 1, 2009, for nonfinancial assets and liabilities. The financial assets and liabilities measured at fair value include money market funds, trading securities associated with deferred compensation plans, interest rate swap agreements, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. The application of the fair value guidance to nonfinancial assets and liabilities primarily includes assessments of goodwill and long-lived assets for potential impairment. The adoption of the accounting guidance did not have a material effect on the Company’s financial statements.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2010, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the table below and are classified based on how their values were determined under the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$211,552	$—	$—	$211,552
Trading securities associated with deferred compensation plans	19,539	—	—	19,539
Interest rate swaps	—	10,358	—	10,358
Forward foreign currency exchange contracts	—	824	—	824

Total assets	$231,091	$11,182	$—	$242,273

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$25,997	$25,997
Interest rate swaps	—	593	—	593
Forward foreign currency exchange contracts	—	585	—	585

Total liabilities	$—	$1,178	$25,997	$27,175

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal year ended March 31, 2010, is as follows:

Balance at April 1, 2009	$35,154
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio and addition of current crop year loans)	(17,908)
Change in discount rate and estimated collection period	1,752
Currency remeasurement	6,999

Balance at March 31, 2010	$25,997

Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.

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

Effective March 31, 2009, the Company adopted the measurement timing provisions of SFAS 158 (now part of Topic 715 of the FASB Accounting Standards Codification), which require that the funded status of defined benefit plans be measured as of the balance sheet date. Previously, companies were allowed to measure funded status up to three months before the balance sheet date. As a result of adopting the new measurement timing provisions, the Company changed its annual measurement date from December 31 to March 31. As required by the accounting guidance, the benefit expense related to the intervening three-month transition period, which totaled $2.3 million before income taxes and $1.5 million after tax, was recorded as a direct adjustment to retained earnings.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial Assumptions

Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations were as follows:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rates:
Benefit cost for plan year	7.75%	6.00%	5.75%	7.75%	6.00%	5.75%
Benefit obligation at end of plan year	6.00%	7.75%	6.00%	6.00%	7.75%	6.00%
Expected long-term return on plan assets:
Benefit cost for plan year	7.75%	7.75%	7.75%	4.30%	4.30%	4.30%
Benefit obligation at end of plan year	8.00%	7.75%	7.75%	4.30%	4.30%	4.30%
Salary scale	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Healthcare cost trend rate	N/A	N/A	N/A	8.30%	8.50%	8.50%

The discount rate used to calculate the benefit obligation at March 31, 2009, increased significantly from the previous year, reflecting volatility in the yields on corporate bonds used to derive the rate. Those higher bond yields primarily reflected a temporary expansion of credit spreads in the financial markets that returned to normal levels before the March 31, 2010 measurement date. The increase in the expected long-term return on plan assets at March 31, 2010, reflects changes made to the Company’s investment allocation during fiscal year 2010. The healthcare cost trend rate used by the Company was revised as of March 31, 2009, to reflect an updated study of medical cost inflation rates. The revised trend assumption of 8.30% in 2010 declines gradually to 4.50% in 2028.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status

The following table reflects the changes in benefit obligations and plan assets in 2010 and 2009, and the funded status of the plans at March 31, 2010 and 2009:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2010	2009	2010	2009
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$213,646	$176,992	$—	$—
Projected benefit obligation	243,760	199,907	43,429	38,420

Change in projected benefit obligation:
Projected benefit obligation, beginning of year measurement date	$199,907	$244,689	$38,420	$48,659
Service cost	3,815	4,724	581	787
Interest cost	14,899	13,594	2,789	2,790
Measurement date change	—	1,496	—	846
Effect of discount rate change	48,324	(29,988)	7,870	(5,033)
Foreign currency exchange rate changes	2,983	(5,424)	—	—
Settlements	(2,498)	(6,064)	—	—
Other	(6,718)	3,070	(2,271)	(4,900)
Benefit payments	(16,952)	(26,190)	(3,960)	(4,729)

Projected benefit obligation, end of year measurement date	$243,760	$199,907	$43,429	$38,420

Change in plan assets:
Plan assets at fair value, beginning of year measurement date	$132,080	$183,286	$3,687	$3,801
Actual return on plan assets	47,553	(52,178)	197	216
Employer contributions	20,674	37,533	3,575	4,399
Settlements	(2,498)	(6,064)	—	—
Foreign currency exchange rate changes	1,935	(4,307)	—	—
Benefit payments	(16,952)	(26,190)	(3,960)	(4,729)

Plan assets at fair value, end of year measurement date	$182,792	$132,080	$3,499	$3,687

Funded status:
Funded status of the plans, end of year measurement date	$(60,968)	$(67,827)	$(39,930)	$(34,733)

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the Company’s plans at the end of fiscal years 2010 and 2009 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2010	2009	2010	2009
Non-current asset (reported in other noncurrent assets)	$1,444	$458	$—	$—
Current liability (included in accounts payable and accrued expenses)	(2,023)	(7,738)	(3,457)	(3,808)
Non-current liability (reported as pensions and other postretirement benefits)	(60,389)	(60,547)	(36,473)	(30,925)

Amounts recognized in the consolidated balance sheets	$(60,968)	$(67,827)	$(39,930)	$(34,733)

Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2010 and 2009, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2010	2009	2010	2009
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation	$240,741	$197,847	$43,429	$38,420
Aggregate fair value of plan assets	178,329	129,664	3,499	3,687
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation	207,507	171,825	N/A	N/A
Aggregate fair value of plan assets	174,192	126,279	N/A	N/A

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$3,815	$4,724	$5,731	$581	$787	$961
Interest cost	14,899	13,594	13,139	2,789	2,790	3,021
Expected return on plan assets	(13,687)	(13,380)	(12,397)	(152)	(157)	(162)
Curtailment loss	—	800	4,952	—	—	—
Settlement cost	4,640	5,449	634	—	—	—
Net amortization and deferral	1,387	2,245	3,276	(1,083)	(48)	(48)

Net periodic benefit cost	$11,054	$13,432	$15,335	$2,135	$3,372	$3,772

A one-percentage-point increase in the assumed healthcare cost trend rate would increase the March 31, 2010, accumulated postretirement benefit obligation by approximately $1.3 million, while a one-percentage-point decrease would reduce the accumulated benefit obligation by approximately $1.1 million. The aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2011 would not change by a significant amount as a result of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss

The amounts recognized in other comprehensive income or loss for fiscal years 2010 and 2009 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. With the change in benefit plan measurement dates as of March 31, 2009, the changes in net actuarial loss and prior service cost recorded in other comprehensive loss for fiscal year 2009 reflect the 15-month period from December 31, 2007 to March 31, 2009. Reclassification adjustments represent amounts included in accumulated other comprehensive loss at the beginning of the year that were recognized in net periodic benefit cost during the year. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2010	2009	2010	2009
Change in net actuarial loss:
Net actuarial loss, beginning of year measurement date	$70,912	$35,452	$(13,665)	$(3,335)
Losses (gains) arising during the year	3,890	37,900	5,169	(10,330)
Reclassification adjustments during the year	(1,501)	(2,440)	1,044	—

Net actuarial loss, end of year measurement date	73,301	70,912	(7,452)	(13,665)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year measurement date	(3,400)	1,385	(38)	(95)
Prior service cost (benefit) arising during the year	—	(3,619)	—	—
Reclassification adjustments during the year	255	(1,166)	38	57

Prior service cost (benefit), end of year measurement date	(3,145)	(3,400)	—	(38)

Total amounts in accumulated other comprehensive loss at end of of year measurement date, before income taxes	$70,156	$67,512	$(7,452)	$(13,703)

Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit adjustments related to ownership interests in unconsolidated affiliates. The Company expects to recognize approximately $4.5 million of the net actuarial loss and $0.3 million of the prior service benefit at March 31, 2010, in net periodic benefit cost during fiscal year 2011.

Allocation of Pension Plan Assets

The Pension Investment Committee of the Board of Directors (the “Committee”) oversees the investment of funds for the Company’s U.S. defined benefit pension plans, which represents 90% of total plan assets and 78% of total PBO. The Committee has established, and periodically adjusts, target asset allocations for those investments to reflect a balance of the needs for liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights.

The Committee with the help of a consultant reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for those asset classes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted–average target pension asset allocation and target ranges at the March 31, 2010, measurement date and the actual asset allocations at the March 31, 2010 and March 31, 2009, measurement dates by major asset category were as follows:

			Actual Allocation
Major Asset Category (1)	Target Allocation	Range	March 31, 2010	March 31, 2009 (3)
Domestic equity securities	52.0%	46% - 58%	53.7%	39.3%
International equity securities	15.0%	13% - 17%	14.5%	10.6%
Fixed income securities (2)	33.0%	26% - 40%	31.8%	50.1%

Total	100.0%		100.0%	100.0%

(1)	The plan holds no real estate assets.
(2)	Actual amounts include high yield securities and cash balances held for the payment of benefits.
(3)	During fiscal year 2009, the Committee waived the investment allocation policy pending the results of a study to determine a new policy. The new policy, determined in fiscal year 2010, is reflected in the target allocation.

With the assistance of a consultant, the Committee selects investment managers to invest the funds within its guidelines. To provide for diversification, equity fund managers are limited in the level of investment in any single security, and limits are placed on the minimum size of the issuer of the security. There is no allocation to Universal Corporation equity. Fixed income managers must invest in U.S. dollar-denominated bonds, excluding U.S. Treasury bonds, with limitations on the amounts that may be invested in any single issuer. The minimum credit rating of issuers is BBB, and limits are placed on the amount that can be invested in issuers rated at that level. In addition, certain speculative transactions are prohibited in either equity or fixed income management, as appropriate. These prohibitions include margin buying, short selling, and transactions in lettered or restricted stock, puts, and straddles. Managers are evaluated based on their adherence to the policies, and their ability to exceed certain standards for returns while limiting the amount of risk over three- to five- year periods.

Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company provided additional contributions to its U.S. pension plans in fiscal years 2008, 2009, and 2010. With the regular and additional contributions and an increase in plan asset values during fiscal year 2010, the Company believes that it is in full compliance with all funding requirements of the Pension Protection Act of 2006. The Company expects to make contributions of approximately $7.8 million to its pension plans in fiscal year 2011.

Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year:	Pension Benefits	Other Postretirement Benefits
2011	$15,303	$3,457
2012	15,220	3,530
2013	14,993	3,599
2014	15,642	3,581
2015	16,581	3,541
2016 – 2020	92,761	17,328

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Pension Plan Assets

The following is a description of the valuation methodologies used for pension assets measured at fair value:

Domestic and international equity asset categories include several types of assets:

Common stock: Shares held by the plan are valued at the unadjusted official closing price as defined by the most active market or at the most recent trade price of the security at the close of the active market. Secondary pricing sources are used when a primary source is not available. Such instances are also reviewed for evidence of inactive, delisted, bankrupt, or suspended equities.

Commingled funds and common collective trusts: These assets are valued at the net asset value of shares held by the plan at the valuation date, based on the quoted market prices of the underlying assets of the funds or trusts. The investments are valued using the Net Asset Value of the fund or trust as a practical expedient for fair market value. These vehicles hold equity securities and cash.

Fixed income securities are valued at an estimated price that a dealer would pay for a similar security on the valuation date using observable market inputs. These measures may include yield curves for similarly rated securities. Small amounts of cash are held in common collective trusts.

Fair values of the Company’s domestic pension plan assets as of March 31, 2010, are as follows:

	Level 1	Level 2	Total
Domestic equity securities	$29,368	$57,647	$87,015
International equity securities	23,452	14,748	38,200
Fixed income securities (1)	13,410	44,167	57,577

Total investments	$66,230	$116,562	$182,792

(1)	Includes high yield securities and cash and cash equivalent balances.

Other Benefit Plans

Universal and several U.S. subsidiaries offer an employer-matched defined contribution savings plan. Amounts charged to expense for these plans were approximately $1.4 million for fiscal year 2010, $1.4 million for fiscal year 2009, and $1.5 million for fiscal year 2008.

NOTE 13. COMMON AND PREFERRED STOCK

Common Stock

At March 31, 2010, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 24,325,228 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board of Director’s full discretion, and there is no obligation to continue them. If dividends on the Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) are not declared and paid for any dividend period, then dividends on the common stock may not be paid until the dividends on the Preferred Stock have been paid for a period of four consecutive quarters.

In November 2007, Universal’s Board of Directors authorized a program to repurchase up to $150 million of the Company’s outstanding common shares. The Company completed purchases of shares under this program in October 2009, and it expired in November 2009. A total of 2,900,486 shares of common stock were repurchased under the 2007 program at a total cost of approximately $140.9 million, representing a weighted-average purchase price of $48.59.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 5, 2009, the Board of Directors authorized a new program to repurchase up to $150 million of the Company’s outstanding common shares, which the Company refers to as the “2009 program.” The new program extends through November 2012. The Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. Through March 31, 2010, 396,385 shares of common stock had been repurchased under the 2009 program at a total cost of approximately $19.8 million, representing a weighted-average price of $49.94 per share.

Convertible Perpetual Preferred Stock

The Company is also authorized to issue up to 5,000,000 shares of preferred stock. In March and April 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) were issued under this authorization, and 219,999 shares were issued and outstanding at March 31, 2010. The Preferred Stock has a liquidation preference of $1,000 per share. Holders of the Preferred Shares are entitled to receive quarterly dividends at the rate of 6.75% per annum on the liquidation preference when, as, and if declared by the Company’s Board of Directors. Dividends are not cumulative in the event the Board of Directors does not declare a dividend for one or more quarterly periods. Under the terms of the Preferred Stock, the Board of Directors is prohibited from declaring regular dividends on the Preferred Shares in any period in which the Company fails to meet specified levels of shareholders’ equity and net income; however, in that situation, the Board of Directors may instead declare such dividends payable in shares of the Company’s common stock or from net proceeds of common stock issued during the ninety-day period prior to the dividend declaration. The Preferred Shares have no voting rights, except in the event the Company fails to pay dividends for four consecutive or non-consecutive quarterly dividend periods or fails to pay the redemption price on any date that the Preferred Shares are called for redemption, in which case the holders of Preferred Shares will be entitled to elect two additional directors to the Company’s Board to serve until dividends on the Preferred Stock have been fully paid for four consecutive quarters.

The Preferred Shares are convertible, at any time at the option of the holder, into shares of the Company’s common stock at a conversion rate that is adjusted each time the Company pays a dividend on its common stock that exceeds $0.43 per share. The conversion rate at March 31, 2010, was 21.5413 shares of common stock per preferred share, which represents a conversion price of approximately $46.42 per common share. Upon conversion, the Company may, at its option, satisfy all or part of the conversion value in cash.

During the period from March 15, 2013 to March 15, 2018, the Company may, at its option, cause the Preferred Shares to be automatically converted into shares of common stock that are issuable at the prevailing conversion rate, only if the closing price of the common stock during a specified period exceeds 135% of the then prevailing conversion price. With this conversion, the Company may, at its option, in lieu of delivering shares satisfy all or part of the conversion value in cash. On or after March 15, 2018, the Company may, at its option, redeem all or part of the outstanding Preferred Shares for cash at the $1,000 per share liquidation preference.

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

The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Executive Compensation, Nominating, and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year. Since fiscal year 2006, grants have included restricted stock, RSUs, PSAs, and stock-settled SARs. Prior to 2006, non-qualified stock options were the primary form of stock-based compensation awarded, and some of those options remained outstanding at March 31, 2010. Outside directors automatically receive shares of restricted stock following each annual meeting of shareholders.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-qualified stock options and SARs granted under the Plans have an exercise price equal to the market price of a share of common stock on the date of grant. All stock options currently outstanding under the Plans are fully vested and exercisable, and they expire ten years after the grant date. SARs granted under the Plans vest in equal one-third tranches one, two, and three years after the grant date and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. RSUs awarded under the Plans vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. Shares of restricted stock granted to outside directors vest upon the individual’s retirement from service as a director.

Stock Options and SARs

The following tables summarize the Company’s stock option and SAR activity and related information for fiscal years 2008 through 2010:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Fiscal Year Ended March 31, 2008:
Outstanding at beginning of year	957,815	$41.16
Granted	272,800	62.66
Exercised	(632,725)	42.10

Outstanding at end of year	597,890	49.97

Fiscal Year Ended March 31, 2009:
Granted	132,000	51.32
Exercised	(10,333)	36.14

Outstanding at end of year	719,557	50.41

Fiscal Year Ended March 31, 2010:
Granted	253,800	35.30
Exercised	(132,892)	36.09
Cancelled/expired	(8,667)	24.69

Outstanding at end of year	831,798	$48.36	7.41	$6,323

Exercisable at end of year	446,995	$53.47	6.31	$1,807

Expected to vest in future periods	384,803	$42.21	8.67	$4,516

	Fiscal Year Ended March 31,
	2010	2009	2008

Total intrinsic value of stock options and SARs exercised	$2,238	$143	$12,850
Total fair value of SARs vested	$1,611	$2,283	$2,026

Intrinsic value and aggregate intrinsic value in the tables above are based on the difference between the market price of the underlying shares at the exercise date or balance sheet date, as applicable, and the exercise prices of the stock options and SARs. The closing market prices used to determine the aggregate intrinsic value at the end of each fiscal year were as follows: $52.69 at March 31, 2010, $29.92 at March 31, 2009, and $65.53 at March 31, 2008.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs

The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2008 through 2010:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Fiscal Year Ended March 31, 2008:
Unvested at beginning of year	123,791	$40.96	48,900	$36.98	—	$—
Granted	74,149	61.87	11,500	49.78	—	—
Vested	(60,163)	47.22	—	—	—	—

Unvested at end of year	137,777	49.48	60,400	39.41	—	—

Fiscal Year Ended March 31, 2009:
Granted	44,590	50.28	14,500	48.01	31,600	45.96
Vested	(32,203)	48.93	—	—	—	—
Forfeited	(1,034)	48.26	—	—	(1,132)	45.96

Unvested at end of year	149,130	49.84	74,900	41.08	30,468	45.96

Fiscal Year Ended March 31, 2010:
Granted	73,589	35.93	17,550	39.76	63,450	29.67
Vested	(14,955)	47.21	(7,700)	40.41	—	—
Forfeited	—	—	—	—	(1,003)	45.96

Unvested at end of year	207,764	$32.50	84,750	$40.87	92,915	$35.01

Stock-Based Compensation Expense

Determination of the Grant Date Fair Value of Stock-Based Compensation

As noted above, the Company granted SARs, RSUs, restricted stock, and PSAs during fiscal years 2008 through 2010. The fair value of the RSUs, restricted stock, and PSAs was based on the market price of the common stock on the grant date. The fair values of the SARs were estimated using the Black-Scholes pricing model and the following assumptions:

	Fiscal Year Ended March 31,
	2010	2009	2008
Assumptions:
Expected term	5.0 years	5.0 years	5.0 years
Expected volatility	39.0%	31.3%	26.1%
Expected dividend yield	5.21%	3.50%	2.81%
Risk-free interest rate	2.51%	3.32%	5.00%

Resulting fair value of SARs granted	$7.85	$11.65	$14.64

The expected term was based on the Company’s historical stock option exercise data for instruments with comparable features and economic characteristics. The expected volatility was estimated based on historical volatility of the Company’s common stock using weekly closing prices. The expected dividend yield was based on the annualized quarterly dividend rate and the market price of the common stock at grant date. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the grant date for securities with a remaining term equal to the expected term of the SARs. Since all SAR grants were awarded on the same date in each of the three fiscal years 2008 through 2010, the fair values shown in the above table represent the weighted-average grant date fair values for those years.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recognition and Pro Forma Disclosure of Compensation Expense

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2010, 2009, and 2008, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008

Total stock-based compensation expense	$6,133	$4,870	$7,980
Income tax benefit recorded on stock-based compensation expense	$2,147	$1,704	$2,793

At March 31, 2010, the Company had $6.7 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.2 years. During the fiscal years ended March 31, 2010, 2009, and 2008, the Company received cash proceeds of $1.2 million, $65 thousand, and $24.4 million, respectively, from the exercise of stock options, and realized income tax benefits totaling $980 thousand, $1.2 million, and $4.5 million, respectively, from those transactions.

NOTE 15. COMMITMENTS AND OTHER MATTERS

Commitments

The Company enters into contracts to purchase tobacco from farmers in a number of the countries in which it operates. The majority of these contracts are with farmers in Brazil and several African countries. Most contracts cover one annual growing season, but some contracts with commercial farmers in Africa cover multiple years. Primarily with the farmer contracts in Brazil, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2010, the Company had contracts to purchase approximately $810 million of tobacco, $566 million of which represented volumes to be delivered during the coming fiscal year. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by advances to farmers and other suppliers, which totaled approximately $167 million at March 31, 2010. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the seasonal or long-term financing it provided to the farmers. As discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers, primarily in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company has commitments related to approved capital expenditures and various other requirements that approximated $58 million at March 31, 2010.

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At March 31, 2010, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $86 million, net of the accrual recorded for the fair value of the guarantees. About 75% of these guarantees expire within one year, and all of the remainder expire within five years. As noted above, the subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at March 31, 2010, was the face amount, $112 million including unpaid accrued interest ($104 million as of March 31, 2009). The fair value of the guarantees was a liability of approximately $26 million at March 31, 2010, and $35 million at March 31, 2009. In addition to these guarantees, the Company has other contingent liabilities totaling approximately $57 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union (see Note 4).

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers

A material part of the Company’s business is dependent upon a few customers. For the fiscal years ended March 31, 2010, 2009 and 2008, revenue from Philip Morris International, Inc. was approximately $700 million, $700 million, and $500 million, respectively. For the same periods, Japan Tobacco, Inc. accounted for revenue of approximately $575 million, $550 million, and $440 million, respectively, and Imperial Tobacco Group, PLC accounted for revenue of approximately $250 million, $280 million, and $210 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations. The loss of, or substantial reduction in business from, any of these customers would have a material adverse effect on the Company.

Accounts Receivable

The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $4.3 million and $3.5 million at March 31, 2010 and 2009, respectively. At March 31, 2010 and 2009, accounts receivable by reportable operating segment were as follows:

	March 31,
	2010	2009
Flue-cured and burley leaf tobacco operations:
North America	$39,820	$54,157
Other Regions	188,014	170,697

Subtotal	227,834	224,854
Other Tobacco Operations	39,126	38,529

Consolidated accounts receivable	$266,960	$263,383

ICMS Tax Credits in Brazil

In recent years, the Company’s operating subsidiary in Brazil paid significant amounts of ICMS (“Imposto Sobre Circulacao de Mercadorias e Servicos”) tax. ICMS is a value-added tax on the transfer of goods and services between states in Brazil and is paid when tobacco purchased from farmers outside the state of Rio Grande do Sul is brought into that state for processing. Payment of the ICMS tax generates tax credits that may be used to offset ICMS tax obligations generated on domestic sales of processed tobacco and agricultural materials, or they may be sold or transferred to third parties. Since domestic sales compose only about one-fifth of total sales, the subsidiary has historically generated excess ICMS tax credits that are offered and sold to other companies, generally at a discount, upon approval from state tax authorities. During fiscal year 2005, changes in the ICMS tax regulations were implemented to limit the ability of companies to use purchased ICMS tax credits and to impose new restrictions, including consent from local governmental authorities, on the sale or transfer of those credits to third parties. As a result of these changes, management determined that it was unlikely to realize, through use, sale, or transfer, a substantial amount of the unused ICMS tax credits. Based on management’s expectations about future realization, the Brazilian operating subsidiary has recorded a valuation allowance on the ICMS tax credits. At March 31, 2010, the subsidiary held total ICMS tax credits of approximately $23 million, and the related valuation allowance was approximately $10 million. At March 31, 2009, ICMS tax credits totaled approximately $24 million, and the related valuation allowance was approximately $8 million. The allowance on ICMS tax credits may be adjusted in future periods based on market conditions and the subsidiary’s ability to use the excess tax credits or sell or transfer them to third parties.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statutory Severance Obligation in Malawi

The Malawi Employment Act of 2000 (“the Act”) established a legal obligation for companies operating in Malawi to pay a statutory severance benefit based on qualified compensation and years of service to employees upon termination of employment by retirement, death, mutual agreement, or involuntary action by the company. Interpretation of the Act and actual practice since its original passage extended this severance benefit to employees if they were not entitled to a company-sponsored pension benefit or otherwise only to the extent that it exceeded the company-sponsored pension benefit. The statutory severance benefit has been the subject of court cases in Malawi, and rulings issued by the courts during fiscal year 2008 interpreted the severance benefit as being fully payable in addition to company-sponsored pensions. Those rulings also expanded the qualifying compensation on which the severance benefit is based. The Company’s operating subsidiary in Malawi engaged outside actuaries to calculate its statutory severance obligation based on the court interpretations, and an additional $7.8 million in severance costs were accrued in the fourth quarter of fiscal year 2008 to increase the total recorded obligation for statutory severance benefits consistent with those interpretations. After noncontrolling interest and income taxes, the $7.8 million accrual reduced net income attributable to Universal Corporation by $4.9 million, or $0.15 per diluted share. During fiscal years 2009 and 2010, the subsidiary continued to accrue statutory severance costs based on actuarial calculations, and the total severance obligation at March 31, 2010 was approximately $9 million. Various groups in Malawi advocate restoring the severance requirements to their original interpretation because of the adverse effect the court rulings have on businesses and the possibility that these businesses will terminate their company-sponsored pension benefits. A Malawi High Court decision in April 2010 ruled that the statutory severance benefits were not payable upon normal retirement, but that decision is now under appeal in the Malawi Supreme Court. In addition, legislative amendments to the Act that would change or clarify the law to make eligibility for the benefit more consistent with the original practice and interpretation have been drafted for Parliamentary review. A portion of the severance obligation recorded at March 31, 2010, could be reversed if the Malawi Supreme Court affirms the appeals court decision, or if legislative amendments are passed.

Investment in Socotab L.L.C.

Universal has a 49% ownership interest in Socotab L.L.C., a leading processor and leaf merchant of oriental tobaccos with operations located principally in Europe. Summarized financial information for Socotab L.L.C. for its fiscal years ended March 31, 2010, 2009, and 2008, is as follows:

	Fiscal Years Ended March 31,
	2010	2009	2008
Income Statement Information:
Sales	$394,767	$398,196	$329,112
Gross profit	84,645	84,318	75,475
Net income attributable to Socotab L.L.C	29,244	33,033	20,470

	March 31,
	2010	2009
Balance Sheet Information:
Current assets	$304,032	$293,695
Property, plant and equipment and other assets	85,429	68,303
Current liabilities	200,842	199,517
Long-term obligations and other liabilities	31,490	9,739
Noncontrolling interests in subsidiaries	310	338

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of or for the fiscal years ended March 31, 2010, 2009, and 2008, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2010	2009	2008	2010	2009	2008
Flue-cured and burley leaf tobacco operations:
North America	$357,195	$416,899	$336,170	$57,006	$48,010	$34,379
Other Regions (1)	1,895,829	1,848,430	1,485,304	182,513	140,476	143,589

Subtotal	2,253,024	2,265,329	1,821,474	239,519	188,486	177,968
Other Tobacco Operations (2)	238,714	289,330	324,348	40,066	41,989	39,960

Segment total	2,491,738	2,554,659	2,145,822	279,585	230,475	217,928

Less:
Equity in pretax earnings of unconsolidated affiliates (3)				22,376	20,543	13,500
Restructuring costs (4)				—	—	12,915

Consolidated total	$2,491,738	$2,554,659	$2,145,822	$257,209	$209,932	$191,513

	Segment Assets			Goodwill
	March 31,			March 31,
	2010	2009	2008	2010	2009	2008
Flue-cured and burley leaf tobacco operations:
North America	$362,008	$295,908	$298,015	$—	$—	$—
Other Regions (1)	1,649,349	1,535,736	1,590,253	102,224	102,462	102,812

Subtotal	2,011,357	1,831,644	1,888,268	102,224	102,462	102,812
Other Tobacco Operations (2)	359,683	306,532	298,493	1,713	1,713	1,713

Segment and consolidated totals	$2,371,040	$2,138,176	$2,186,761	$103,937	$104,175	$104,525

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2010	2009	2008	2010	2009	2008
Flue-cured and burley leaf tobacco operations:
North America	$11,953	$10,926	$11,423	$12,105	$3,215	$5,296
Other Regions (1)	26,710	27,866	28,924	31,283	25,595	18,354

Subtotal	38,663	38,792	40,347	43,388	28,810	23,650
Other Tobacco Operations (2)	4,833	2,998	2,893	14,189	6,846	4,054

Segment and consolidated totals	$43,496	$41,790	$43,240	$57,577	$35,656	$27,704

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)	Includes Dark Air-Cured, Oriental and Special Services, as well as inter-company eliminations. Oriental does not contribute significantly to the reported amounts for sales and other operating revenues, goodwill, depreciation and amortization, or capital expenditures because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $101.4 million, $98.8 million, and $106.6 million, at March 31, 2010, 2009, and 2008, respectively.
(3)	Item is included in segment operating income, but is not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data as of, or for, the fiscal years ended March 31, 2010, 2009, and 2008, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets consist of net property, plant, and equipment, goodwill, other intangibles, and certain other non-current assets.

Geographic Data

	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2010	2009	2008
United States	$305,390	$370,182	$358,198
Belgium	469,067	527,807	416,148
All other countries	1,717,281	1,656,670	1,371,476

Consolidated total	$2,491,738	$2,554,659	$2,145,822

	Long-Lived Assets
	Fiscal Year Ended March 31,
	2010	2009	2008
United States	$103,548	$96,667	$101,600
Brazil	156,961	158,591	165,180
Mozambique	50,045	48,679	50,686
All other countries	126,071	115,067	124,896

Consolidated total	$436,625	$419,004	$442,362

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal years ended March 31, 2010 and 2009, is provided in the table below. Due to the seasonal nature of the Company’s business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2010
Sales and other operating revenues	$616,112	$647,918	$661,205	$566,503
Gross profit	139,364	147,343	144,664	110,894
Net income	43,804	54,672	48,474	23,395
Net income attributable to Universal Corporation	43,745	52,515	45,696	26,441
Earnings available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	40,033	48,802	41,984	22,728
Earnings per share attributable to Universal Corporation common shareholders:
Basic	1.60	1.97	1.70	0.93
Diluted	1.47	1.77	1.54	0.90
Cash dividends declared per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.46	0.46	0.47	0.47
Market price range of common stock:
High	38.29	44.02	49.48	55.19
Low	29.27	33.46	41.27	45.36

Fiscal Year Ended March 31, 2009
Sales and other operating revenues	$506,287	$785,590	$699,144	$563,638
Gross profit	103,034	155,143	165,968	95,196
Net income	21,140	45,967	52,793	12,661
Net income attributable to Universal Corporation	21,111	41,782	53,084	15,762
Earnings available to common shareholders after dividends on convertible perpetual preferred stock	17,399	38,069	49,372	12,049
Earnings per share attributable to Universal Corporation common shareholders:
Basic	0.65	1.50	1.98	0.48
Diluted	0.64	1.38	1.78	0.48
Cash dividends declared per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.45	0.45	0.46	0.46
Market price range of common stock:
High	64.96	55.63	52.03	35.17
Low	45.00	44.24	29.83	25.82

Note:	Earnings per share amounts for each fiscal year may not equal the total of the four quarterly amounts due to differences in weighted-average outstanding shares for the respective periods and to the fact that the Company’s convertible perpetual preferred stock may be antidilutive for some periods.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results were as follows:

•

Second Quarter 2009 – $25.4 million in currency remeasurement losses in Brazil caused by a 19% devaluation of the local currency against the U.S. dollar during the quarter. The remeasurement losses were recorded on net monetary assets denominated in the local currency, including trade receivables and payables, advances to farmers, value-added tax credits, and net deferred income tax assets. The remeasurement losses reduced net income attributable to Universal Corporation by $16.5 million and diluted earnings per share by $0.54.

•

Third Quarter 2009 – $19.7 million in additional currency remeasurement losses in Brazil caused by a 22% devaluation of the local currency against the U.S. dollar during the quarter. Like the second quarter, the remeasurement losses related to net monetary assets denominated in the local currency. They reduced net income attributable to Universal Corporation for the third quarter by $12.8 million and diluted earnings per share by $0.43.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during fiscal year 2010, the Company adopted the provisions of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation). During fiscal year 2009, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (codified in FASB ASC Topic 715, Compensation – Retirement Benefits). On April 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740, Income Taxes).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
May 27, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of

Universal Corporation

We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010 and our report dated May 27, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
May 27, 2010

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

For the three years ended March 31, 2010, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Annual Report. Based on this evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of the consolidated financial statements. Due to inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements in the financial statements, and even control procedures that are determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2010. Their report on this audit appears on page 92 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2010 Proxy Statement.

The following are executive officers of the Company as of May 27, 2010.

Name	Position	Age
G. C. Freeman, III	Chairman, President and Chief Executive Officer	47
W. K. Brewer	Executive Vice President and Chief Operating Officer	51
D. C. Moore	Senior Vice President and Chief Financial Officer	54
K. M. L. Whelan	Vice President and Treasurer	63
P. D. Wigner	Vice President, General Counsel, Secretary & Chief Compliance Officer	41
W. J. Coronado	Vice President	56
R. M. Paul	Executive Vice President, Universal Leaf Tobacco Company, Inc.	52
R. M. Peebles	Controller	52

There are no family relationships between any of the above officers.

K.M.L. Whelan, W.J. Coronado, and R.M. Peebles have been employed by the Company in their listed capacities during the last five years. G.C. Freeman, III served as General Counsel and Secretary from February 1, 2001, until November 2005, and was elected Vice President in November 2005, President in December 2006, and Chief Executive Officer effective April 1, 2008. W.K. Brewer served as President of Universal Leaf North America U.S., Inc. from January 1, 2002 until March 2006 and was elected Executive Vice President of Universal Leaf Tobacco Company, Incorporated (“Universal Leaf”) in March 2006, and Vice President of Universal Corporation in August 2007. D.C. Moore was elected Senior Vice President and Chief Financial Officer effective September 1, 2008. Mr. Moore served as Vice President and Chief Administrative Officer from April 2006 until September 2008, as Senior Vice President of Universal Leaf from September 2005 until April 2006, and as Managing Director of Universal Leaf International SA from April 2002 until September 2005. P.D. Wigner was elected Chief Compliance Officer in November 2007, Vice President in August 2007, and General Counsel and Secretary in November 2005. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. R.M. Paul served as Senior Vice President of Universal Leaf until March 2006 when Mr. Paul was elected Executive Vice President of Universal Leaf.

The Company has a Code of Conduct that includes the NYSE requirements for a “Code of Business Conduct and Ethics” and the SEC requirements for a “Code of Ethics for Senior Financial Officers.” The Code of Conduct is applicable to all officers, employees, and outside directors of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available through the “Corporate Governance-Overview” section of the Company’s website at www.universalcorp.com. If the Company amends a provision of the Code of Conduct, or grants a waiver from any such provision to a director or executive officer, the Company will disclose such amendments and the details of such waivers on the Company’s website www.universalcorp.com to the extent required by the SEC or the NYSE.

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2010 Proxy Statement and such information is incorporated by reference herein.

Item 11.	Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2010 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Shares of the Company’s common stock are authorized for issuance with respect to the Company’s compensation plans. The following table sets forth information as of March 31, 2010, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by shareholders:
1994 Amended and Restated Stock Option Plan for Non-Employee Directors	11,000	$39.47	—
1997 Executive Stock Plan	4,000	35.81	—
2002 Executive Stock Plan	552,341	54.09	380,730	(2)
2007 Stock Incentive Plan	582,224	40.72	1,762,038	(3)
Equity compensation plans not approved by shareholders (4)	—	—

Total	1,149,565	$47.12	2,142,768

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants, and rights.
(2)	The 2002 Executive Stock Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units. Of the 380,730 shares of common stock remaining available for future issuance under that plan, 255,200 shares are available for awards of common stock or restricted stock.
(3)	The 2007 Stock Incentive Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units. Of the 1,762,028 shares of common stock remaining available for future issuance under that plan, 271,950 shares are available for awards of common stock, restricted stock units, or restricted stock.
(4)	All of the Company’s equity compensation plans have been approved by shareholders.

Refer also to the caption “Stock Ownership” in the Company’s 2010 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Refer to the caption “Certain Transactions” in the Company’s 2010 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2010 Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

Refer to the caption “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2010 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report:

1.	Financial Statements.

2.	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts	97

3.	Exhibits. The exhibits are listed in the Exhibit Index immediately following the signature pages to this Annual Report.

(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section to this Annual Report.

(c)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts appears on the following page of this Annual Report. All other schedules are not required under the related instructions or are not applicable and therefore have been omitted.

Schedule II - Valuation and Qualifying Accounts

Universal Corporation

Fiscal Years Ended March 31, 2010, 2009, and 2008

Description	Balance at Beginning of Period	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (a)	Balance at End of Period
(in thousands of dollars)

Fiscal Year Ended March 31, 2008
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$5,083	$3,456	$—	$(619)	$7,920

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	47,719	22,323	—	(48,457)	21,585

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	13,925	(9,277)	—	—	4,648

Fiscal Year Ended March 31, 2009
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$7,920	$(913)	$—	$(970)	$6,037

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	21,585	26,908	—	(20,329)	28,164

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	4,648	8,871	—	(1,262)	12,257

Fiscal Year Ended March 31, 2010
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$6,037	$697	$—	$123	$6,857

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	28,164	18,514	—	9,565	56,243

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	12,257	3,174	—	2,162	17,593

(a)	Includes direct write-offs of assets and currency remeasurement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION
May 27, 2010
	By:	/S/ GEORGE C. FREEMAN, III
George C. Freeman, III
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 27, 2010
George C. Freeman, III	(Principal Executive Officer)

/S/ DAVID C. MOORE	Senior Vice President and Chief Financial Officer	May 27, 2010
David C. Moore	(Principal Financial Officer)

/S/ ROBERT M. PEEBLES	Controller	May 27, 2010
Robert M. Peebles	(Principal Accounting Officer)

	Director	May 27, 2010
John B. Adams Jr.

/S/ CHESTER A. CROCKER	Director	May 27, 2010
Chester A. Crocker

/S/ CHARLES H. FOSTER, JR.	Director	May 27, 2010
Charles H. Foster, Jr.

/S/ THOMAS H. JOHNSON	Director	May 27, 2010
Thomas H. Johnson

/S/ EDDIE N. MOORE, JR.	Director	May 27, 2010
Eddie N. Moore, Jr.

/S/ JEREMIAH J. SHEEHAN	Director	May 27, 2010
Jeremiah J. Sheehan

Signature	Title	Date

/S/ ROBERT C. SLEDD	Director	May 27, 2010
Robert C. Sledd

/S/ HUBERT R. STALLARD	Director	May 27, 2010
Hubert R. Stallard

/S/ DR. EUGENE P. TRANI	Director	May 27, 2010
Dr. Eugene P. Trani

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation, effective August 30, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K Registration Statement filed September 6, 2007, File No. 001-00652).

3.2	Amended and Restated Bylaws (as of March 10, 2006) (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the period ended March 31, 2006, File No. 001-00652).

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 001-00652).

4.2	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 001-00652).

4.3	Distribution Agreement dated September 6, 2000 (including forms of Terms Agreement, Pricing Supplement, Fixed Rate Note and Floating Rate Note) (incorporated herein by reference to Registrant’s Current Report on Report 8-K dated September 6, 2000, File No. 001-00652).

4.4	Form of Fixed Rate Note due December 15, 2010 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2000, File No. 001-00652).

4.5	Form of Fixed Rate Note due September 26, 2012 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2002, File No. 001-00652).

4.6

Form of Fixed Rate Note due December 1, 2014 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 20, 2009, File No. 001-00652).

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

10.1	Universal Corporation Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991, File No. 001-00652).

10.2	Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 001-00652).

10.3	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 001-00652).

10.4	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 001-00652).

10.5	Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 001-00652).

10.6	Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 001-00652).

10.7	Universal Leaf Tobacco Company, Incorporated Benefit Restoration Plan Trust, dated June 25, 1997, among Universal Leaf Tobacco Company, Incorporated, Universal Corporation and Wachovia Bank, N.A., as trustee (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No. 001-00652).

10.8	First Amendment to the Universal Leaf Tobacco Company, Incorporated Benefit Restoration Trust, dated January 12, 1999, between Universal Leaf Tobacco Company, Incorporated and Wachovia Bank, N.A., as trustee (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 001-00652).

10.9	Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, File No. 001-00652).

10.10	Amendment to Universal Corporation 1991 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 001-00652).

10.11	Form of Universal Corporation 1994 Stock Option and Equity Accumulation Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, File No. 001-00652).

10.12	Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors dated October 27, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-00652).

10.13	Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 001-00652).

10.14	Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 001-00652).

10.15	Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-00652).

10.16	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-00652).

10.17	Form of Universal Corporation 2000 Special Non-Qualified Stock Option Agreement, with Schedule of Grants and Exercise Loans to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 001-00652).

10.18	Form of Amendment to Stock Option and Equity Accumulation Agreements dated March 15, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-00652).

10.19	Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 8, 2000 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-00652).

10.20	Form of Amendment to Stock Option and Equity Accumulation Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-00652).

10.21	Form of Amendment to Non-Qualified Stock Option Agreements dated June 11, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-00652).

10.22	Form of Amendment to 2000 Special Non-Qualified Stock Option Agreements dated June 15, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-00652).

10.23	Form of 2001 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 001-00652).

10.24	Form of 2002 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 001-00652).

10.25	Form of 2002 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 001-00652).

10.26	Form of 2005 Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 9, 2005, File No. 001-00652).

10.27	Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-00652).

10.28	Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-00652).

10.29	Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 001-00652).

10.30	Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 001-00652).

10.31	Form Change of Control Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 001-00652).

10.32	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 001-00652).

10.33	Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 001-00652).

10.34	Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, file no. 001-00652).

10.35	Credit Agreement dated as of August 31, 2007, among the Registrant, or Borrower; certain domestic subsidiaries of the Borrower as may from time to time become a party thereto, as Guarantors; the banks named therein and other financial institutions as may become a party thereto, as Lenders; and Wachovia Bank, National Association, as Administrative Agent (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed September 3, 2007, File No. 001-00652).

10.36	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 001-00652).

10.37	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 001-00652).

10.38	Form of Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 001-00652).

10.39	Form Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 28, 2008, File No. 001-00652).

10.40	Form Performance Share Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.41	Form Restricted Stock Unit Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.42	Form Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.43	Form Performance Share Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 23, 2009, File No. 001-00652).

10.44	Purchase and Sale Agreement, dated July 6, 2006, by and between the Registrant, Deli Universal, Inc., NVDU Acquisition B.V., and N.V. Deli Universal (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 11, 2006, File No. 001-00652).

10.45	Form of Amended Employee Grantor Trust Enrollment Agreement dated December 29, 2006, between Universal Leaf Tobacco Company, Incorporated and named executive officers (Allen B. King, George C. Freeman, III, and Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 5, 2007, File No. 001-00652).

10.46	Universal Corporation 2007 Stock Incentive Plan dated August 7, 2007 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 001-00652).

10.47	Universal Corporation Executive Officer Annual Incentive Plan, as amended (incorporated herein by reference to the Registrant’s definitive proxy statement filed June 25, 2009, File No. 001-00652).

10.48	Form of Universal Corporation 2010 Restricted Stock Agreement with Schedule of Awards to named executive officers.*

10.49	Form of Universal Corporation Stock Apprecitation Rights Agreement for executive officers.*

10.50	Form of Universal Corporation Performance Share Award Agreement.*

10.51	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan III, amended and restated as of December 31, 2008.*

10.52	Universal Corporation Outside Directors’ Deferred Income Plan III, amended and restated as of December 31, 2008, and amended as of February 1, 2010.*

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

