Form 10-Q
period 2010-06-30
UNIVERSAL CORP /VA/
filed 2010-08-04
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 1, 2010, the total number of shares of common stock outstanding was 24,155,405.

UNIVERSAL CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(In thousands of dollars, except per share data)

	Three Months Ended June 30,
	2010	2009
	(Unaudited)
Sales and other operating revenues	$538,916	$616,112
Costs and expenses
Cost of goods sold	436,679	476,748
Selling, general and administrative expenses	60,183	69,592
Restructuring costs	949	—
Operating income	41,105	69,772
Equity in pretax earnings of unconsolidated affiliates	378	3,641
Interest income	444	565
Interest expense	5,126	8,155
Income before income taxes and other items	36,801	65,823
Income taxes:	12,383	22,019
Net income	24,418	43,804
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	902	(59)
Net income attributable to Universal Corporation	25,320	43,745
Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)
Earnings available to Universal Corporation common shareholders	$21,608	$40,033

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$0.89	$1.60
Diluted	$0.87	$1.47

Retained earnings - beginning of year	$767,213	$686,960
Net income attributable to Universal Corporation	25,320	43,745
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock	(3,712)	(3,712)
Common stock (2010 - $0.47 per share; 2009 - $0.46 per share)	(11,347)	(11,461)
Dividend equivalents on restricted stock units	(97)	(75)
Repurchase of common stock - cost in excess of stated capital amount	(8,605)	(2,773)
Retained earnings - end of period	$768,772	$712,684

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 30, 2010	June 30, 2009	March 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$61,781	$131,167	$245,953
Accounts receivable, net	221,053	229,764	266,960
Advances to suppliers, net	122,878	141,383	167,400
Accounts receivable - unconsolidated affiliates	42,403	15,654	11,670
Inventories - at lower of cost or market:
Tobacco	1,152,427	886,232	812,186
Other	66,183	66,851	52,952
Prepaid income taxes	14,062	14,238	13,514
Deferred income taxes	46,058	43,385	47,074
Other current assets	72,042	80,031	75,367
Total current assets	1,798,887	1,608,705	1,693,076

Property, plant and equipment
Land	15,740	16,002	16,036
Buildings	262,468	254,846	266,350
Machinery and equipment	535,480	507,681	532,824
	813,688	778,529	815,210
Less accumulated depreciation	(486,576)	(462,266)	(485,723)
	327,112	316,263	329,487

Other assets
Goodwill and other intangibles	105,409	106,030	105,561
Investments in unconsolidated affiliates	95,494	112,781	106,336
Deferred income taxes	28,627	20,393	30,073
Other noncurrent assets	101,870	91,297	106,507
	331,400	330,501	348,477

Total assets	$2,457,399	$2,255,469	$2,371,040

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 30, 2010	June 30, 2009	March 31, 2010
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
Notes payable and overdrafts	$298,899	$171,125	$177,013
Accounts payable and accrued expenses	239,451	281,336	259,576
Accounts payable - unconsolidated affiliates	977	100	6,464
Customer advances and deposits	144,477	57,288	107,858
Accrued compensation	17,978	20,818	30,097
Income taxes payable	13,958	8,839	18,991
Current portion of long-term obligations	5,000	79,500	15,000
Total current liabilities	720,740	619,006	614,999

Long-term obligations	418,547	329,596	414,764

Pensions and other postretirement benefits	98,686	94,219	96,888

Other long-term liabilities	65,412	81,639	69,886

Deferred income taxes	38,627	51,226	46,128

Total liabilities	1,342,012	1,175,686	1,242,665

Shareholders' equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at June 30, 2009, and March 31, 2010)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 24,155,316 shares issued and outstanding (24,901,506 at June 30, 2009, and 24,325,228 at March 31, 2010)	194,960	195,437	195,001
Retained earnings	768,772	712,684	767,213
Accumulated other comprehensive loss	(66,242)	(45,207)	(52,667)
Total Universal Corporation shareholders' equity	1,110,513	1,075,937	1,122,570

Noncontrolling interests in subsidiaries	4,874	3,846	5,805

Total shareholders' equity	1,115,387	1,079,783	1,128,375

Total liabilities and shareholders' equity	$2,457,399	$2,255,469	$2,371,040

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Three Months Ended June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,418	$43,804
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	10,823	9,902
Amortization	412	504
Provisions for losses on advances and guaranteed loans to suppliers	2,991	583
Foreign currency remeasurement loss (gain), net	1,876	6,261
Restructuring costs	949	—
Other, net	(1,023)	13,825
Changes in operating assets and liabilities, net	(303,270)	(126,603)
Net cash used by operating activities	(262,824)	(51,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13,154)	(11,158)
Proceeds from sale of property, plant and equipment, and other	945	1,813
Net cash used by investing activities	(12,209)	(9,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	127,985	(3,124)
Repayment of long-term obligations	(10,000)	—
Repurchase of common stock	(10,933)	(2,981)
Dividends paid on convertible perpetual preferred stock	(3,712)	(3,712)
Dividends paid on common stock	(11,427)	(11,461)
Net cash provided (used) by financing activities	91,913	(21,278)

Effect of exchange rate changes on cash	(1,052)	888
Net decrease in cash and cash equivalents	(184,172)	(81,459)
Cash and cash equivalents at beginning of year	245,953	212,626
Cash and cash equivalents at end of period	$61,781	$131,167

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is the world’s leading leaf tobacco merchant and processor.  Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature.  Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements Adopted Through  June 30, 2010

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). This Statement established the newly-developed FASB Accounting Standards Codification ("Codification") as the single source of authoritative U.S. generally accepted accounting principles ("GAAP") for all nongovernmental entities. All guidance in the Codification carries the same level of authority, and all changes or additions to U.S. generally accepted accounting principles are now issued as Accounting Standards Updates (“ASU’s”). In addition to the Codification, rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under federal securities laws remain sources of authoritative GAAP for SEC registrants. Universal was required to adopt SFAS 168 effective September 30, 2009. SFAS 168 did not make any changes to existing accounting guidance that impacted the Company’s accounting and financial reporting.

During the fiscal year ended March 31, 2010 and through the quarter ended June 30, 2010, Universal adopted the following key accounting pronouncements:

•
FASB Accounting Standards Update 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which was issued by the FASB in January 2010 and is effective for interim and annual financial statements for fiscal years beginning after December 15, 2010. ASU 2010-06 expands and clarifies the disclosure requirements related to fair value measurements. It requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and describe the reasons for the transfers. In addition, information about purchases, sales, issuances, and settlements on a gross basis is required in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 also clarifies existing fair value measurement disclosure guidance related to level of disaggregation, fair value inputs, and valuation techniques. Universal was required to apply most provisions of the new guidance effective April 1, 2010, the beginning of the current fiscal year. The adoption of ASU 2010-06 did not have a material effect on the Company’s financial statements.

•
FASB Staff Position No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"), adopted effective March 31, 2010. This pronouncement, which is now a part of Topic 715 of the Codification, requires expanded disclosures about plan assets of defined benefit pension or other postretirement benefit plans. The new disclosures include information about investment allocation decisions, categories of plan assets, the inputs and valuation techniques used to measure the fair value of those assets, and significant concentrations of credit risk. The disclosures required by FSP 132(R)-1 were included in the Company’s annual financial statements at March 31, 2010 and did not have a material effect on those financial statements.

•
FASB Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"), adopted effective June 30, 2009. SFAS 165, which is now set forth under Topic 855 of the Codification, establishes standards for accounting and disclosure for events occurring after the balance sheet date but before financial statements are issued. It defines the period after the balance sheet date during which events or transactions should be evaluated for potential recognition or disclosure, and it provides guidance on recognition and disclosure of actual transactions or events occurring after the balance sheet date. The adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

•
FASB Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("SFAS 160"), adopted effective April 1, 2009. SFAS 160, which is now set forth in Topic 810 of the Codification, requires that noncontrolling interests in subsidiaries that are included in a company's consolidated financial statements, previously referred to as "minority interests," be reported as a component of shareholders' equity in the balance sheet. It also requires that a company's consolidated net income and comprehensive income include the amounts attributable to both the company's interest and the noncontrolling interest in the subsidiary, identified separately in the financial statements. Finally, the new guidance requires certain disclosures about noncontrolling interests in the consolidated financial statements. Adoption of this guidance did not have a material impact on the Company’s financial statements.

•
FASB Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS 141(R)"), adopted effective April 1, 2009. SFAS 141(R) requires that companies record assets acquired, liabilities assumed, and noncontrolling interests in business combinations at fair value, separately from goodwill, as of the acquisition date. This approach differs from the cost allocation approach outlined under previous accounting guidance and can result in recognition of a gain at acquisition date if the cost to acquire a business is less than the net fair value of the assets acquired, liabilities assumed, and noncontrolling interests. SFAS 141(R), which is now set forth under Topic 805 of the Codification, also provides new guidance on recording assets and liabilities that arise from contingencies in a business combination, and it requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business. Universal will apply the guidance to any future business combinations.

Pronouncements to be Adopted in Future Periods

In addition to the above accounting pronouncements adopted through June 30, 2010, the following pronouncement has been issued and will become effective in fiscal year 2012:

•
FASB Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"), which was issued by the FASB in October 2009. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. It also requires additional disclosures about the methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which means that Universal will be required to adopt the guidance effective April 1, 2011, the beginning of its fiscal year 2012. The Company will be evaluating the potential impact of ASU 2009-13, but does not currently expect that it will have a material effect on its financial statements.

NOTE 3.   GUARANTEES AND OTHER CONTINGENT LIABILITIES

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there.  At June 30, 2010, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $46 million ($62 million face amount including unpaid accrued interest, less $16 million recorded for the fair value of the guarantees).  About 60% of these guarantees expire within one year, and all of the remainder expire within five years.  The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks.  Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers.  The maximum potential amount of future payments that the Company’s subsidiary could be required to make at June 30, 2010, was the face amount, $62 million including unpaid accrued interest ($82 million as of June 30, 2009, and $112 million at March 31, 2010).  The fair value of the guarantees was a liability of approximately $16 million at June 30, 2010 ($36 million at June 30, 2009, and $26 million at March 31, 2010).  In addition to these guarantees, the Company has other contingent liabilities totaling approximately $47 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union, as discussed below.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union.  Although a hearing on the matter was held in June 2009, the outcome of the appeal is uncertain.  The General Court is scheduled to issue its decision in September 2010; however, an ultimate resolution to the matter could take several years.  The Company has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process.  This deposit is accounted for as a non-current asset.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity.  Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity.  On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $37 million at the June 30, 2010 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with the Commission’s Statement of Objections and the facts.  In January 2006, the Company and Deltafina each filed appeals in the General Court of the European Union.  For strategic reasons related to the defense of the Deltafina appeal, Universal recently withdrew its appeal.  Based on consultation with outside legal counsel, the Company believes it is probable that Deltafina will prevail in the appeals process and has not accrued a charge for the fine.  If the Company and Deltafina were ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €4.7 million (about $5.7 million) at June 30, 2010.  Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.

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

NOTE 4.   RESTRUCTURING COSTS

During the quarter ended June 30, 2010, the Company recorded restructuring costs totaling approximately $950,000, representing special termination benefits associated with actions taken to adjust operations and reduce costs in certain areas of its U.S. operations. Those operations are part of the Company’s North America reportable segment.  The restructuring costs reflected termination benefits to be paid to management employees who accepted voluntary early retirement offers.  The majority of the termination benefits will be paid immediately following the employees’ retirement during the quarter ending September 30, 2010.

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except per share data)	2010	2009

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$25,320	$43,745
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	21,608	40,033

Denominator for basic earnings per share
Weighted average shares outstanding	24,213	24,985

Basic earnings per share	$0.89	$1.60

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$21,608	$40,033
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	3,712
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	25,320	43,745

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,213	24,985
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,742	4,728
Employee share-based awards	260	131

Denominator for diluted earnings per share	29,215	29,844

Diluted earnings per share	$0.87	$1.47

For the quarters ended June 30, 2010 and 2009, certain employee share-based awards were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.  These awards included stock appreciation rights and stock options totaling 657,401 shares at a weighted-average exercise price of $52.65 for the quarter ended June 30, 2010, and 959,439 shares at a weighted-average exercise price of $46.79 for the quarter ended June 30, 2009.

NOTE 6.   COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended June 30,
(in thousands of dollars - all amounts net of income taxes)	2010	2009

Net income	$24,418	$43,804
Foreign currency translation adjustment	(11,406)	8,144
Foreign currency hedge adjustment	(2,198)	11,212
Total comprehensive income	10,814	63,160

Less: comprehensive income attributable to noncontrolling interests in subsidiaries (including foreign currency translation adjustment)	931	(75)
Comprehensive income attributable to Universal Corporation	$11,745	$63,085

NOTE 7.   INCOME TAXES

The Company is subject to the tax laws of many jurisdictions.  Changes in tax laws or the interpretation of tax laws can affect the Company's earnings, as can the resolution of pending and contested tax issues.  The consolidated income tax rate is affected by a number of factors, including the mix of domestic and foreign earnings and investments, local tax rates of subsidiaries, repatriation of foreign earnings, and the Company's ability to utilize foreign tax credits.

The consolidated effective income tax rate was approximately 33.5% for each of the quarters ended June 30, 2010 and 2009.  The rate for both periods was lower than the 35% U.S. federal statutory rate primarily due to continued earnings of subsidiaries in the Company’s African region, allowing for recognition of foreign tax credits.

NOTE 8.     DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk.  Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange contracts.  However, the Company’s policy also permits other instruments.  In addition, management works to manage foreign currency exchange rate risk by minimizing net monetary positions in non-functional currencies, which may include using local borrowings.  The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and the consolidated balance sheets.  In the consolidated statements of cash flows, the cash flows associated with all of these activities are reported in net cash provided (used) by operating activities.

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

The Company’s interest rate swap agreements are designated and qualify as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates.  In all cases, the critical terms of each interest rate swap agreement match the terms of the underlying debt instrument, and there is no hedge ineffectiveness.  The total notional amount of the Company’s receive-fixed/pay-floating interest rate swaps was $245 million at June 30, 2010 and March 31, 2010, and $170 million at June 30, 2009.

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

For the crops bought, processed, and sold in fiscal years 2010 and 2011, all contracts related to tobacco purchases in Brazil were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco.  As a result, except for insignificant amounts related to any ineffective portion of the hedging strategy, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon  sale of the related tobacco to third-party customers.  Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a market-to-market basis.

From March through June 2010, the Company hedged approximately $109 million U.S. dollar notional amount related to 2009-2010 crop tobacco purchases in Brazil.  Additional forward contracts totaling approximately $58 million U.S. dollar notional amount were entered to mitigate currency exposure on processing costs related to that crop.  Purchases of the 2009-2010 crop were completed in July 2010, and all forward contracts to hedge those purchases matured and were settled by that time.  For all hedge gains and losses recorded in accumulated other comprehensive loss at June 30, 2010, the Company expects to complete the sale of the tobacco and recognize the amounts in cost of goods sold by the end of fiscal year 2011. At June 30, 2010, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges have been discontinued.  As noted above, changes in the fair values of forward contracts related to processing costs are recognized in earnings each quarter on a mark-to-market basis.

From September 2008 through July 2009, the Company hedged approximately $241 million U.S. dollar notional amount related to 2008-2009 crop tobacco purchases in Brazil, primarily related to customer contractual requirements.  Purchases of that crop were completed in July 2009, and all forward contracts related to the crop matured and were settled by that time.  Sales of the 2008-2009 crop began during the first quarter of fiscal year 2010 and were completed by the end of the fiscal year.  As that tobacco was sold, all hedge gains and losses previously recorded in accumulated other comprehensive loss were reclassified to cost of goods sold.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency.  These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency.  Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items.  Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general and administrative expenses.  The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities at most times of the year, sometimes by a significant amount.  When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated.  Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar.   Due to the size of its operations and the fact that it provides significant financing to farmers for crop production, the Company’s subsidiary in Brazil has significant exposure to currency remeasurement gains and losses due to fluctuations in exchange rates at certain times of the year.  To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2011, the Company entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary.  Gains and losses on the forward contracts were recorded in earnings as a component of selling, general, and administrative expenses as they occurred, and thus directly offset the related remeasurement losses or gains for the notional amount hedged in the consolidated statements of income.  Accordingly, the Company did not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $60 million in U.S. dollars. All of the contracts were entered and settled during the quarter ended June 30, 2010. No contracts were entered for this purpose in fiscal year 2010.  To further mitigate currency remeasurement exposure, some of the Company’s foreign subsidiaries have obtained short-term local currency financing during certain periods.  This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

The Company has several foreign subsidiaries that transact the majority of their sales and finance the majority of their operating requirements in their local currency, and therefore use their respective local currencies as the functional currency for reporting purposes.  From time to time, these subsidiaries sell tobacco to customers in transactions that are not denominated in the functional currency.  In those situations, the subsidiaries routinely enter into forward exchange contracts to offset currency risk for the period of time that a fixed-price order and the related trade account receivable are outstanding with the customer.  The contracts are not designated as hedges for accounting purposes.

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the quarters ended June 30, 2010 and 2009.

	Three Months Ended June 30,
(in thousands of dollars)	2010	2009
Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$3,782	$(2,212)
Location of gain (loss) recognized in earnings	Interest expense
Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$(3,782)	$2,212
Location of gain (loss) recognized in earnings	Interest expense
Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(371)	$(6,385)
Loss reclassified from accumulated other comprehensive loss into earnings	$(43)	$(9,634)
Location of loss reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$99	$1,872
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil
Derivatives Not Designated as Hedges -
Forward Foreign Currency Exchange Contracts
Contracts related to forecast processing costs and forecast purchases of tobacco, primarily in Brazil
Gain (loss) recognized in earnings	$187	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to net local currency monetary assets and liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$661	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to fixed-price orders and accounts receivable of non-U.S. dollar subsidiaries
Gain (loss) recognized in earnings	$(744)	$353
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Total gain (loss) recognized in earnings for forward foreign currency exchange contracts not designated as hedges	$104	$353

For the interest rate swap agreements designated as fair value hedges, since the hedges have no ineffectiveness, the gain or loss recognized in earnings on the derivative is offset by a corresponding loss or gain on the underlying hedged debt.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $0.3 million remained in accumulated other comprehensive loss at June 30, 2010.  That balance reflects net losses on open and settled contracts, less the amount reclassified to earnings related to tobacco sold through June 30, 2010.  The balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold during fiscal year 2011 as the remaining 2009-2010 Brazilian crop tobacco is sold to customers.  Based on the hedging strategy, as the loss or gain is recognized in earnings, it is offset by a change in the expected direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer.  Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2010 and 2009, and March 31, 2010:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance	Fair Value as of			Balance	Fair Value as of
	Sheet	June 30,	June 30,	March 31,	Sheet	June 30,	June 30,	March 31,
(in thousands of dollars)	Location	2010	2009	2010	Location	2010	2009	2010
Derivatives Designated as Hedging Instruments
Interest rate swap	Other
agreements	non-				Long-term
	current				obligations
	assets	$13,547	$9,596	$10,358		$—	$—	$593

Forward foreign currency	Other				Accounts
exchange contracts	current				payable and
	assets				accrued
		157	176	84	expenses	5	163	73
Total		$13,704	$9,772	$10,442		$5	$163	$666
Derivatives Not Designated as Hedging Instruments
Forward foreign currency	Other				Accounts
exchange contracts	current				payable and
	assets				accrued
		$918	$820	$740	expenses	$443	$—	$512
Total		$918	$820	$740		$443	$—	$512

NOTE 9.   FAIR VALUE MEASUREMENTS

Universal measures certain financial and nonfinancial assets and liabilities at fair value based on applicable accounting guidance.  The financial assets and liabilities measured at fair value include money market funds, trading securities associated with deferred compensation plans, interest rate swap agreements, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers.  The application of the fair value guidance to nonfinancial assets and liabilities primarily includes assessments of goodwill and long-lived assets for potential impairment.

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

At June 30, 2010, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis.  These assets and liabilities are listed in the table below and classified based on how their values were determined under the fair value hierarchy:

	June 30, 2010
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$5,001	$—	$—	$5,001
Trading securities associated with deferred compensation plans	17,975	—	—	17,975
Interest rate swaps	—	13,547	—	13,547
Forward foreign currency exchange contracts	—	1,075	—	1,075
Total assets	$22,976	$14,622	$—	$37,598

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$15,573	$15,573
Forward foreign currency exchange contracts	—	448	—	448
Total liabilities	$—	$448	$15,573	$16,021

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2010, is as follows:

(in thousands of dollars)	Three Months Ended June 30, 2010

Balance at beginning of year	$25,997
Transfer to allowance for loss on direct loans to farmers (removal of prior
crop year loans from portfolio and addition of current crop year loans)	(10,557)
Change in discount rate and estimated collection period	302
Currency remeasurement	(169)
Balance at end of period	$15,573

The effects of currency remeasurement and the change in discount rate and estimated collection period are recorded in earnings and reported in selling, general, and administrative expense.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands of dollars)	2010	2009	2010	2009

Service cost	$1,240	$1,015	$204	$163
Interest cost	3,547	3,668	624	705
Expected return on plan assets	(3,696)	(3,436)	(36)	(38)
Settlement cost	—	1,250	—	—
Net amortization and deferral	996	246	(78)	(255)
Net periodic benefit cost	$2,087	$2,743	$714	$575

During the quarter ended June 30, 2010, the Company made contributions of approximately $2.2 million to its qualified and non-qualified pension plans.  Additional contributions of approximately $4.5 million are expected during the remaining nine months of fiscal year 2011.

NOTE 11.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options.  The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year, which is scheduled on a day between two and twelve business days following the public release of the Company’s annual financial results.  The Compensation Committee administers the Company’s Plans consistently following previously defined guidelines.  Awards of restricted stock, RSUs, PSAs, SARs, and non-qualified stock options are currently outstanding under the Plans.  The non-qualified stock options and SARs have an exercise price equal to the closing price of a share of the Company’s common stock on the grant date.  All stock options currently outstanding are fully vested and exercisable, and they expire ten years after the grant date.  The SARs are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date.  The RSUs vest five years from the grant date and are then paid out in shares of common stock.  Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant.  The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting.  Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award.  The Company’s outside directors automatically receive restricted stock units or shares of restricted stock following each annual meeting of shareholders.  These shares vest upon the individual’s retirement from service as a director.

During the three-month periods ended June 30, 2010 and 2009, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Three Months Ended June 30,
	2010	2009
SARs:
Number granted	153,600	253,800
Exercise price	$39.71	$35.30
Grant date fair value	$8.35	$7.85

RSUs:
Number granted	38,400	63,450
Grant date fair value	$39.71	$35.30

PSAs:
Number granted	38,400	63,450
Grant date fair value	$33.95	$29.67

The grant date fair value of the SARs was estimated using the Black-Scholes pricing model and the following assumptions:

	2010	2009

Expected term	5.0 years	5.0 years
Expected volatility	35.3%	39.0%
Expected dividend yield	4.73%	5.21%
Risk-free interest rate	2.36%	2.51%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of:  (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award.  For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant.  As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters.  For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures.  For each of the three-month periods ended June 30, 2010 and 2009, the Company recorded total stock-based compensation expense of approximately $2 million.  The Company expects to recognize stock-based compensation expense of approximately $4 million during the remaining nine months of fiscal year 2011.

NOTE 12.   OPERATING SEGMENTS

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2010	2009

SALES AND OTHER OPERATING REVENUES

Flue-cured and burley leaf tobacco operations:
North America	$63,167	$36,132
Other regions (1)	401,819	521,172
Subtotal	464,986	557,304
Other tobacco operations (2)	73,930	58,808

Consolidated sales and other operating revenues	$538,916	$616,112

OPERATING INCOME

Flue-cured and burley leaf tobacco operations:
North America	$3,692	$306
Other regions (1)	32,327	63,909
Subtotal	36,019	64,215
Other tobacco operations (2)	6,413	9,198

Segment operating income	42,432	73,413

Less: Equity in pretax earnings of unconsolidated affiliates (3)	378	3,641
Restructuring costs (4)	949	—

Consolidated operating income	$41,105	$69,772

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)
Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations.  Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.

(3)	Item is included in segment operating income, but not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

NOTE 13.	CHANGES IN SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Universal	Noncontrolling		Universal	Noncontrolling
(in thousands of dollars)	Corporation	Interests	Total	Corporation	Interests	Total

Balance at beginning of year	$1,122,570	$5,805	$1,128,375	$1,029,473	$3,771	$1,033,244

Changes in common stock
Repurchase of common stock	(1,578)	—	(1,578)	(655)	—	(655)
Accrual of stock-based compensation	2,002	—	2,002	1,980	—	1,980
Withholding of shares for grantee income taxes (RSUs)	(562)	—	(562)	—	—	—
Dividend equivalents on RSUs	97	—	97	75	—	75

Changes in retained earnings
Net income (loss)	25,320	(902)	24,418	43,745	59	43,804
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(3,712)	—	(3,712)	(3,712)	—	(3,712)
Common stock	(11,347)	—	(11,347)	(11,461)	—	(11,461)
Repurchase of common stock	(8,605)	—	(8,605)	(2,773)	—	(2,773)
Dividend equivalents on RSUs	(97)	—	(97)	(75)	—	(75)

Other comprehensive income (loss)
Translation adjustments, net of income taxes	(11,377)	(29)	(11,406)	8,128	16	8,144
Foreign currency hedge adjustment, net of income taxes	(2,198)	—	(2,198)	11,212	—	11,212

Balance at end of period	$1,110,513	$4,874	$1,115,387	$1,075,937	$3,846	$1,079,783

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include:  anticipated levels of demand for and supply of its products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; changes in exchange rates; and general economic, political, market, and weather conditions.  For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report.  This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

Overview

The first fiscal quarter is generally a period of significant working capital investment in both Brazil and Africa as crops are delivered by farmers.  In fiscal year 2011, we funded those requirements using cash on hand, short-term borrowings, customer advances, and operating cash flows. In addition, we continued our share repurchase program, which is based on free cash flow generated in prior years and an assessment of our future capital needs.

Our liquidity and capital resource requirements are predominantly short term in nature and relate to working capital for tobacco crop purchases.  Working capital needs are seasonal within each geographic region.  The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters.  Each geographic area follows a cycle of buying, processing, and shipping, although in many regions, we also provide agricultural materials to farmers during the growing season.  The timing of the elements of each cycle is influenced by such things as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing.  Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to reduce liquidity risk.

Operating Activities

 We used $263 million in net cash flow to fund operating activities during the quarter ended June 30, 2010.  Tobacco inventory, at nearly $1.2 billion, was up $340 million during the quarter on seasonal tobacco crop purchases and later shipment of customer orders in several areas, including Africa, South America, and Asia.  Those purchases reflected higher leaf costs and earlier deliveries by farmers in some countries. Tobacco inventory levels were $266 million higher than June 30, 2009, levels, which were lower than normal due to accelerated shipments from Brazil and Europe last year. Earlier crop purchases in Africa this year also increased the comparison year over year.  Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

Advances to suppliers were $123 million at June 30, 2010, a reduction of $45 million from March 31, 2010, as crops were delivered in payment of those balances primarily in Asia and Africa.  Compared to the same time last year, advances to suppliers were $19 million lower, reflecting lower advances to Brazilian farmers.  Accounts receivable decreased by $46 million compared to March 31, 2010, reflecting seasonal decreases.

We generally do not purchase material quantities of tobacco on a speculative basis.  At June 30, 2010, our uncommitted inventories were $117 million, or about 10%, of total tobacco inventory, compared to $161 million, or about 20%, of our March 31, 2010, inventory, and $90 million, or about 10%, of our June 30, 2009 inventory.  These percentages are within normal ranges for our business within their respective times of year.

Customer deposits were up $37 million in the quarter, reflecting a seasonal increase related to purchases in South America and Africa, and up $87 million over the same quarter last year due to accelerated shipments in that period.

Investing Activities

During the quarter ended June 30, 2010, we invested about $13 million in our fixed assets compared to $11 million in last year’s first fiscal quarter.  Depreciation expense was approximately $11 million and $10 million in the three months ended June 30, 2010 and 2009, respectively.  Our intent is to limit maintenance capital spending to a level below depreciation expense in order to maintain strong cash flow.   However, from time to time larger projects may be undertaken.  Our capital expenditures in fiscal year 2010 included investments to expand and upgrade our processing facility in Lancaster, Pennsylvania, to accommodate the consolidation of our U.S. dark tobacco processing operations.  We have several other projects that will require about $20 million of capital investment in aggregate.  We spent approximately $9 million on these projects in fiscal year 2010, $7 million in the quarter ended June 30, 2010, and we expect to spend the remaining $4 million later in the current fiscal year.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt.  We also consider our net debt plus shareholders’ equity to be our net capitalization.  Net debt increased by about $336 million to $805 million during the quarter ended June 30, 2010, primarily due to seasonal working capital requirements.  Net debt as a percentage of total capitalization was approximately 42% at June 30, 2010, and reflected normal seasonal expansion and remained within our target range.   It is up from about 29% at March 31, 2010, and up from approximately 32% at June 30, 2009.  Net debt was about $299 million higher than June 30, 2009 levels, reflecting earlier customer payments on accelerated shipments in the prior year.

As of June 30, 2010, we were in compliance with the covenants of our debt agreements.  We had $300 million available under a committed revolving credit facility that will expire on August 31, 2012, and $62 million in cash and cash equivalents.  Our short-term debt totaled $299 million, and we had $5 million of current maturities of long-term debt.  In addition, we had about $553 million in unused, uncommitted credit lines.  Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year.  We plan to spend approximately $4 million to complete new investments requested by our customers.  Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed these anticipated needs.

In November 2009, our Board of Directors approved a new share repurchase program, which superseded an expiring program.  The new program expires November 5, 2012 and authorizes purchases of up to $150 million of our common stock  Under the authorization, we will purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates.  In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements.  As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability.  During the three months ended June 30, 2010, we purchased 198,223 shares of common stock at an aggregate cost of $10.2 million (average price per share of $51.37), based on trading dates, which brought our total purchases under the program to 594,608 shares at an aggregate cost of $30.0 million (average price per share of $50.42).   As of June 30, 2010, we had approximately 24.2 million common shares outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates.  These agreements typically adjust interest rates on designated long-term obligations from fixed to variable.  The swaps are accounted for as fair value hedges.  At June 30, 2010, the fair value of our outstanding interest rate swap agreements was $13.5 million, and the notional amount swapped was $245 million.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there.  We generally account for our hedges of forecast tobacco purchases as cash flow hedges.  At June 30, 2010, the fair value of our open contracts was not material.  We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was also not material at June 30, 2010.

Recent Announcement

In June, we announced an agreement to assign farmer contracts for the production of tobacco representing approximately 20% of our current annual volume in Brazil to a subsidiary of Philip Morris International (“PMI”).  As part of the transaction, the PMI subsidiary will acquire related assets and also offer employment to certain employees of our subsidiary in Brazil who work in agronomy and leaf procurement functions.  The transaction is subject to various closing conditions and government approvals and is expected to close in October.  The total consideration we receive in the transaction will depend on the number and characteristics of the actual farmer contracts assigned, but is expected to exceed the book value of the assets conveyed.  We expect to continue to supply processed leaf and provide processing services in Brazil to PMI and its subsidiaries.

Results of Operations

Amounts included in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the first quarter of fiscal year 2011, which ended on June 30, 2010, was $25.3 million, or $0.87 per diluted share. Those results reflected a 42% decline compared to the same period last year, when income was $43.7 million, or $1.47 per diluted share. Last year’s first quarter results were exceptionally strong, primarily due to the effect of earlier shipments of Brazilian and European tobacco in that quarter. Revenues for the first quarter of fiscal year 2011 of about $539 million were lower by about 13%.

Flue-cured and Burley Operations

Operating income for our flue-cured and burley tobacco operations decreased by 44% to $36 million. Similarly, revenues for those operations declined by 17% to $465 million. That performance includes results from our North America and Other Regions segments. Comparisons for the Other Regions segment results were significantly impacted by early shipments in the first quarter last year in South America and Europe. South America volumes this year were also reduced somewhat by the smaller Brazilian crop caused by excess rain.  The effect of these changes in South America was mitigated by lower selling, general, and administrative costs in the region on currency benefits and an accrual in the prior year related to our Foreign Corrupt Practices Act (“FCPA”) matter. Results for Europe were also reduced on lower margins this year coupled with the translation effect of the weaker euro.  Revenues for the Other Regions segment fell by 23%, primarily reflecting the shipment timing factors.  Compared to last year’s first quarter, both revenues and operating income for the North America segment improved in its seasonally low period, driven by increased sales of carryover stocks.

Other Tobacco Operations

The Other Tobacco Operations segment operating income declined by about $3 million due primarily to lower results from the oriental tobacco joint venture. Reduced volumes and lower margins combined with lower currency gains this year depressed results for this business. Dark tobacco results improved slightly as overhead cost savings offset reduced margins and lower volumes in some areas.  Revenues for this segment increased by 26% to $74 million primarily related to the timing of customer deliveries by our just-in-time services group and the timing of oriental tobacco shipments into the United States, neither of which had a commensurate effect on segment operating income.

Other Information

Cost of sales decreased by 8% to $437 million in the quarter on lower volumes shipped, partly offset by higher overall leaf purchasing costs. Selling, general, and administrative costs decreased by 14% due to lower currency remeasurement and exchange losses in the current year, and prior year accruals for costs associated with the FCPA matter. Interest expense was down in part because of interest costs accrued in last year’s quarter related to the FCPA matter.  In addition, we benefited from additional fixed to floating rate interest rate swaps entered after last year’s first quarter. The effective income tax rate for the quarter of approximately 34% was comparable to the effective rate for the same quarter last year and lower than the 35% U.S. federal statutory rate.

General Overview

Our fiscal year 2011 first quarter results faced difficult comparisons to last year’s very strong initial quarter, but were in line with historical trends for the first quarter. Although we expect shipment timing differences to correct during the remainder of the fiscal year, we face some challenges due to a smaller Brazilian crop, margin pressures in some areas as the cost of leaf increases, decreased customer demand due to softer cigarette sales, and changes in manufacturer sourcing methods.

In June, Philip Morris International announced that, with the help of its two largest leaf suppliers, it will source a portion of its leaf requirements directly from farmers in Brazil, beginning with the crop that will be marketed in our fiscal year 2012. We have not yet completed the transaction with them but expect it to be finalized in the fall. Last year, Japan Tobacco Inc. announced its intention to source a portion of its leaf directly in the United States, Brazil, and Malawi, and we expect to see some volume reductions this year related to this initiative. However, we are aggressively working to replace those volumes and have had some success in Brazil and Africa.  We have effectively managed change in our business in the past and believe that we are well positioned to respond to it now. We support all of our customers in their strategic endeavors, and we continue to believe that the dealer industry performs a critical function and brings value to the manufacturers. We expect fiscal year 2011 to be challenging, and at this time we remain cautiously optimistic that we will achieve our objectives in reducing costs, replacing volumes, and remaining competitive as we meet the changing needs of our customers.  We have made a first step in cost reduction this quarter with a restructuring charge related to a personnel reduction in our U.S. operations. We will continue a strong focus on operating improvements and cost reductions as the year progresses.

We estimate that worldwide dealer inventories of flue-cured and burley leaf are about 105 million kilos, compared to 70 million last year. Levels remain well below the long-term average, but we believe there is potential for oversupply in flue-cured tobacco.  For this season, lower flue-cured crops in Brazil and the United States are being offset by projected increases in Tanzania and Zimbabwe. The level of manufacturers’ inventory durations and future supply forecasts also affect market balance.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.  Our customers pay interest on tobacco purchased for their order.  That interest is paid at rates based on current markets for variable-rate debt.  When we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall.  As of June 30, 2010, tobacco inventory of almost $1.2 billion included about $1.0 billion in inventory that was committed for sale to customers and about $117 million that was not committed.  Committed inventory, after deducting $144 million in customer deposits, represents our net exposure of $891 million.  We normally maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt.  We also periodically have large cash balances that we use to fund seasonal tobacco purchases.  These cash balances reduce our financing needs.  Debt carried at variable interest rates was about $544 million at June 30, 2010.  Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $5 million, that amount would be mitigated by changes in charges to customers.  Our policy is to work toward a level of floating rate liabilities, including customer deposits, that reflects a substantial portion of our average committed inventory levels over time.  In addition to the $544 million of debt with variable interest rates, about $179 million of long-term debt has an effective average fixed rate of 5.44%.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to production costs, overhead, and income taxes in the source country.  We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency.  Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency.  However, the effect of the offset may not occur until a subsequent quarter or fiscal year.  Most of our operations are accounted for using the U.S. dollar as the functional currency.  Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we generally manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries.  We are vulnerable to currency gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other.  In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar.  For example, when we purchased the Brazilian crop in the beginning of fiscal year 2009, the local currency had appreciated significantly against the U.S. dollar, increasing the cost of the crop over the prior year, in U.S. dollar terms.  To reduce the volatility of costs, we enter into forward currency exchange contracts to hedge some of the effects of currency movements on purchases of tobacco and some processing costs, primarily related to the requirements of customer contracts.  In addition, we enter some forward contracts to hedge balance sheet exposures.

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

Derivatives Policies

Hedging interest rate exposure using swaps and hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in keeping with management's policies.  We may use derivative instruments, such as swaps, forwards, or futures, which are based directly or indirectly upon interest rates and currencies to manage and reduce the risks inherent in interest rate and currency fluctuations.  When we use foreign currency derivatives to mitigate our exposure to exchange rate fluctuations, we may choose not to designate them as hedges for accounting purposes, which may result in the effects of fair value changes for the derivatives being recognized in our earnings in periods different from the items that created the exposure.

We do not utilize derivatives for speculative purposes, and we do not enter into market risk-sensitive instruments for trading purposes.  Derivatives are transaction-specific so that a specific debt instrument, forecast purchase, contract, or invoice determines the amount, maturity, and other specifics of the hedge.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union.  Although a hearing of the matter was held in June 2009, the outcome of the appeal is uncertain.  The General Court is scheduled to issue its decision in September 2010; however, an ultimate resolution to the matter could take several years.  Deltafina has deposited funds in an escrow account with the Commission in the amount of the fine in order to stay execution during the appeal process.  This deposit is accounted for as a non-current asset.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity.  Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity.  On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $37 million at the June 30, 2010 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

We do not believe that the decision can be reconciled with the Commission’s Statement of Objections and the facts.  In January 2006, both Deltafina and Universal Corporation filed appeals in the General Court of the European Union.  For strategic reasons related to the defense of the Deltafina appeal, we recently withdrew our appeal.  Based on consultation with outside legal counsel, we believe it is probable that we will prevail in the appeals process, and we have not accrued a charge for the fine.  If both Deltafina and Universal Corporation were ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €4.7 million (about $5.7 million) at June 30, 2010.  Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.

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

ITEM 1A.   RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.  In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2010:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2010 to April 30, 2010	84,052	$54.45	84,052	$125,629,957
May 1, 2010 to May 31, 2010	114,171	49.11	114,171	120,022,568
June 1, 2010 to June 30, 2010	—	—	—	120,022,568
Total	198,223	$51.37	198,223	$120,022,568

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

ITEM 4.   (Removed and Reserved)

ITEM 6.   EXHIBITS

10.1
Revised Form of Universal Corporation Non-Employee Director Restricted Stock Units Award Agreement (incorporated by reference herein to the Registrant’s Current Report on Form 8-K filed June 9, 2010, File No. 001-00652)

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Retained Earnings for the three months ended June 30, 2010 and 2009, (ii) the Consolidated Balance Sheets at June 30, 2010, June 30, 2009 and March 31, 2010, and (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2010	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)