Form 10-Q
period 2010-09-30
UNIVERSAL CORP /VA/
filed 2010-11-05
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________________TO ____________________

Commission File Number:  001-00652

UNIVERSAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-0414210 (I.R.S. Employer Identification Number)

9201 Forest Hill Avenue, Richmond, Virginia (Address of principal executive offices)	23235 (Zip Code)

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

As of November 1, 2010, the total number of shares of common stock outstanding was 23,793,065.

UNIVERSAL CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$664,188	$647,918	$1,203,104	$1,264,030
Costs and expenses
Cost of goods sold	530,914	500,575	967,593	977,323
Selling, general and administrative expenses	51,649	71,478	111,832	141,070
Restructuring costs	2,020	—	2,969	—
Operating income	79,605	75,865	120,710	145,637
Equity in pretax earnings of unconsolidated affiliates	2,014	5,605	2,392	9,246
Interest income	1,416	231	1,860	796
Interest expense	5,862	6,694	10,988	14,849
Income before income taxes and other items	77,173	75,007	113,974	140,830
Income taxes	23,390	20,335	35,773	42,354
Net income	53,783	54,672	78,201	98,476
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(1,952)	(2,157)	(1,050)	(2,216)
Net income attributable to Universal Corporation	51,831	52,515	77,151	96,260
Dividends on Universal Corporation convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)
Earnings available to Universal Corporation common shareholders	$48,118	$48,802	$69,726	$88,835

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$2.00	$1.97	$2.89	$3.57
Diluted	$1.78	$1.77	$2.65	$3.23

Retained earnings - beginning of year			$767,213	$686,960
Net income attributable to Universal Corporation			77,151	96,260
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock			(7,425)	(7,425)
Common stock (2010 - $0.94 per share; 2009 - $0.92 per share)			(22,583)	(22,821)
Dividend equivalents on restricted stock units			(202)	(179)
Repurchase of common stock - cost in excess of stated capital amount			(15,885)	(8,873)
Retained earnings - end of period			$798,269	$743,922

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30, 2010	September 30, 2009	March 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$43,816	$61,991	$245,953
Accounts receivable, net	315,290	293,985	266,960
Advances to suppliers, net	128,923	89,169	167,400
Accounts receivable - unconsolidated affiliates	68,493	39,199	11,670
Inventories - at lower of cost or market:
Tobacco	1,076,984	919,842	812,186
Other	64,792	66,039	52,952
Prepaid income taxes	11,075	23,544	13,514
Deferred income taxes	47,342	48,503	47,074
Other current assets	74,227	74,236	75,367
Total current assets	1,830,942	1,616,508	1,693,076

Land	15,866	16,188	16,036
Buildings	266,298	259,596	266,350
Machinery and equipment	551,551	523,380	532,824
	833,715	799,164	815,210
Less accumulated depreciation	(503,859)	(476,256)	(485,723)
	329,856	322,908	329,487
Other assets
Goodwill and other intangibles	105,444	106,036	105,561
Investments in unconsolidated affiliates	107,588	120,608	106,336
Deferred income taxes	30,177	15,080	30,073
Other noncurrent assets	90,431	115,342	106,507
	333,640	357,066	348,477

Total assets	$2,494,438	$2,296,482	$2,371,040

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30, 2010	September 30, 2009	March 31, 2010
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
Notes payable and overdrafts	$372,727	$301,376	$177,013
Accounts payable and accrued expenses	214,339	214,729	259,576
Accounts payable - unconsolidated affiliates	140	6,988	6,464
Customer advances and deposits	86,628	70,089	107,858
Accrued compensation	17,559	22,581	30,097
Income taxes payable	15,656	11,574	18,991
Current portion of long-term obligations	100,000	—	15,000
Total current liabilities	807,049	627,337	614,999

Long-term obligations	326,466	331,905	414,764

Pensions and other postretirement benefits	100,899	86,888	96,888

Other long-term liabilities	52,936	73,845	69,886

Deferred income taxes	45,459	55,035	46,128

Total liabilities	1,332,809	1,175,010	1,242,665

Shareholders' equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par
value, 5,000,000 shares authorized, none issued
or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock,
no par value, 5,000,000 shares authorized, 219,999
shares issued and outstanding (219,999 at
September 30, 2009, and March 31, 2010)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares
authorized, 23,908,085 shares issued and outstanding
(24,715,901 at September 30, 2009, and 24,325,228
at March 31, 2010)	194,523	195,227	195,001
Retained earnings	798,269	743,922	767,213
Accumulated other comprehensive loss	(51,122)	(36,745)	(52,667)
Total Universal Corporation shareholders' equity	1,154,693	1,115,427	1,122,570

Noncontrolling interests in subsidiaries	6,936	6,045	5,805

Total shareholders' equity	1,161,629	1,121,472	1,128,375

Total liabilities and shareholders' equity	$2,494,438	$2,296,482	$2,371,040

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Six Months Ended September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,201	$98,476
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	21,516	20,524
Amortization	814	1,020
Provisions for losses on advances and guaranteed loans to suppliers	7,363	8,827
Foreign currency remeasurement loss (gain), net	(183)	8,562
Restructuring costs	2,969	—
Other, net	(15,239)	8,562
Changes in operating assets and liabilities, net	(410,647)	(279,720)
Net cash used by operating activities	(315,206)	(133,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(23,345)	(26,429)
Proceeds from sale of property, plant and equipment, and other	5,684	2,134
Net cash used by investing activities	(17,661)	(24,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	190,000	125,997
Repayment of long-term obligations	(10,000)	(79,500)
Issuance of common stock	—	72
Repurchase of common stock	(19,540)	(10,947)
Dividends paid on convertible perpetual preferred stock	(7,425)	(7,425)
Dividends paid on common stock	(22,779)	(22,950)
Net cash provided by financing activities	130,256	5,247

Effect of exchange rate changes on cash	474	2,162
Net decrease in cash and cash equivalents	(202,137)	(150,635)
Cash and cash equivalents at beginning of year	245,953	212,626
Cash and cash equivalents at end of period	$43,816	$61,991

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

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements Adopted Through September 30, 2010

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). This Statement established the newly-developed FASB Accounting Standards Codification ("Codification") as the single source of authoritative U.S. generally accepted accounting principles ("GAAP") for all nongovernmental entities. All guidance in the Codification carries the same level of authority, and all changes or additions to GAAP are now issued as Accounting Standards Updates (“ASU’s”). In addition to the Codification, rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under federal securities laws remain sources of authoritative GAAP for SEC registrants. Universal was required to adopt SFAS 168 effective September 30, 2009. SFAS 168 did not make any changes to existing accounting guidance that impacted the Company’s accounting and financial reporting.

Through September 30, 2010, Universal adopted the following recent accounting pronouncements:

•
FASB Accounting Standards Update 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which was issued by the FASB in January 2010 and is effective for interim and annual financial statements for fiscal years beginning after December 15, 2009. ASU 2010-06 expands and clarifies the disclosure requirements related to fair value measurements. It requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and describe the reasons for the transfers. In addition, information about purchases, sales, issuances, and settlements on a gross basis is required in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 also clarifies existing fair value measurement disclosure guidance related to level of disaggregation, fair value inputs, and valuation techniques. Universal was required to apply most provisions of the new guidance effective April 1, 2010, the beginning of the current fiscal year. The adoption of ASU 2010-06 did not have a material effect on the Company’s financial statements.

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

Pronouncements to be Adopted in Future Periods

In addition to the above accounting pronouncements adopted through September 30, 2010, the following pronouncement has been issued and will become effective in fiscal year 2012:

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

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there.  At September 30, 2010, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $87 million ($108 million face amount including unpaid accrued interest, less $21 million recorded for the fair value of the guarantees).  About 75% of these guarantees expire within one year, and all of the remainder expire within five years.  The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks.  Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers.  The maximum potential amount of future payments that the Company’s subsidiary could be required to make at September 30, 2010, was the face amount, $108 million including unpaid accrued interest ($132 million as of September 30, 2009, and $112 million at March 31, 2010).  The fair value of the guarantees was a liability of approximately $21 million at September 30, 2010 ($22 million at September 30, 2009, and $26 million at March 31, 2010).  In addition to these guarantees, the Company has other contingent liabilities totaling approximately $53 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union, as discussed below.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union.  A hearing was held in June 2009, and on September 8, 2010, the General Court issued its decision, in which it reduced the amount of the Deltafina fine to €6.12 million. The General Court held in part that the Commission erred in finding Deltafina acted as the leader of the Spanish cartel, and that the Commission’s corresponding increase of the underlying fine by 50% was not justified. If either Deltafina or the Commission chooses to appeal the decision of the General Court, such appeal must be filed by November 22, 2010.  If the decision is appealed, an ultimate resolution to the matter could take several years.  The Company had deposited funds in an escrow account with the Commission in February 2005 in an amount equal to the original fine.  The Company has since received funds from escrow in an amount equal to the reduction by the General Court plus interest that had accrued thereon.  As a result of the General Court’s decision in the appeal, during the quarter ended September 30, 2010, the Company reversed €5.76 million (approximately $7.4 million) of the charge previously recorded to accrue the fine and recognized approximately $1.2 million of interest income returned on the escrow funds. The reversal of the fine is included in selling, general and administrative expense in the consolidated statement of income.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity.  Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity.  On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $41 million at the September 30, 2010 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with either the Commission’s Statement of Objections or the facts.  In January 2006, the Company and Deltafina each filed appeals in the General Court of the European Union.  Deltafina’s appeal was held on September 28, 2010.  For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal.  Based on consultation with outside legal counsel, the Company believes it is probable that Deltafina will prevail in the appeals process and has not accrued a charge for the fine.  If the Company and Deltafina are ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €4.9 million (about $6.7 million) at September 30, 2010.  Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.

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

Assignment of Farmer Contracts in Brazil

In October 2010, Universal’s operating subsidiary in Brazil completed the assignment of tobacco production contracts with approximately 8,100 farmers to a subsidiary of Philip Morris International (“PMI”).  As part of the transaction, the PMI subsidiary acquired various related assets and hired certain employees who previously worked for the Company in agronomy and leaf procurement functions.  The farmer contracts assigned represent approximately 20% of the annual volume handled by the Company in Brazil during the most recent crop year.  The Company expects to continue to supply processed leaf and provide processing services in Brazil to PMI and its subsidiaries.  The assignment of the farmer contracts and related assets will be reflected in the Company’s operating results in the quarter ending December 31, 2010. Total proceeds of approximately $34 million received in the transaction exceeded the net book value of the assets conveyed.

NOTE 4.   RESTRUCTURING COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. During the six months ended September 30, 2010, the Company recorded restructuring costs associated with initiatives taken to adjust various operations and reduce costs.  Most of the restructuring costs represent employee termination benefits associated with voluntary early retirement offers and involuntary separations that affected 34 positions through September 2010.  A summary of the restructuring costs and related payments through September 30, 2010, is as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total
Costs charged to expense during fiscal year 2011:
Quarter ended June 30, 2010	$949	$—	$949
Quarter ended September 30, 2010	1,980	40	2,020

Payments during fiscal year 2011:
Quarter ended September 30, 2010	(1,701)	(40)	(1,741)
Restructuring liability at September 30, 2010	$1,228	$—	$1,228

The majority of the restructuring costs relate to operations that are part of the Company’s North America and Other Regions reportable segments. Most of the restructuring liability at September 30, 2010, will be paid before the end of the current fiscal year.  The Company expects to incur additional restructuring costs and may also incur asset impairment charges in future periods as additional cost savings initiatives are implemented.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$51,831	$52,515	$77,151	$96,260
Less: Dividends on convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	48,118	48,802	69,726	88,835

Denominator for basic earnings per share
Weighted average shares outstanding	24,081	24,801	24,147	24,892

Basic earnings per share	$2.00	$1.97	$2.89	$3.57

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$48,118	$48,802	$69,726	$88,835
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,713	3,713	7,425	7,425
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	51,831	52,515	77,151	96,260

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,081	24,801	24,147	24,892
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,747	4,732	4,745	4,730
Employee share-based awards	225	162	242	147

Denominator for diluted earnings per share	29,053	29,695	29,134	29,769

Diluted earnings per share	$1.78	$1.77	$2.65	$3.23

For the six months ended September 30, 2010 and 2009, certain employee share-based awards were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.  These awards included stock appreciation rights and stock options totaling 725,401 shares at a weighted-average exercise price of $51.15 for the period ended September 30, 2010, and 725,201 shares at a weighted-average exercise price of $50.33 for the period ended September 30, 2009.

NOTE 6.   COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars - all amounts net of income taxes)	2010	2009	2010	2009

Net income	$53,783	$54,672	$78,201	$98,476
Foreign currency translation adjustment	12,567	5,448	1,161	13,592
Foreign currency hedge adjustment	2,663	3,056	465	14,268
Total comprehensive income	69,013	63,176	79,827	126,336

Less: comprehensive income attributable to noncontrolling interests in subsidiaries (including foreign currency translation adjustment)	(2,062)	(2,199)	(1,131)	(2,274)
Comprehensive income attributable to Universal Corporation	$66,951	$60,977	$78,696	$124,062

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

The Company’s consolidated effective income tax rates on pre-tax earnings were approximately 30% and 31% for the quarter and six months ended September 30, 2010, respectively.  The rates were lower than the 35% U.S. statutory rate primarily due to continued earnings of subsidiaries in the Company’s African region, which allowed the recognition of foreign tax credits.  For the quarter and six months ended September 30, 2009, the effective income tax rates were approximately 27% and 30%, respectively.  In addition to the recognition of foreign tax credits related to subsidiaries in the African region, the effective rates for the periods ended September 2009 benefited from the reversal of income taxes recorded for uncertain tax positions due to the expiration of the statute of limitations for the related tax years.

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

The Company’s interest rate swap agreements are designated and qualify as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates.  In all cases, the critical terms of each interest rate swap agreement match the terms of the underlying debt instrument, and there is no hedge ineffectiveness.  The total notional amount of the Company’s receive-fixed/pay-floating interest rate swaps was $245 million at September 30, 2010 and March 31, 2010, and $170 million at September 30, 2009.

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

From March through July 2010, the Company hedged approximately $109 million U.S. dollar notional amount related to 2009-2010 crop tobacco purchases in Brazil.  Additional forward contracts totaling approximately $58 million U.S. dollar notional amount were entered to mitigate currency exposure on processing costs related to that crop.  Purchases of the 2009-2010 crop were completed in July 2010, and all forward contracts to hedge those purchases matured and were settled by that time.  All hedge gains and losses recorded in accumulated other comprehensive loss were recognized in cost of goods sold with the sale of tobacco by September 30, 2010. As noted above, changes in the fair values of forward contracts related to processing costs were recognized in earnings each quarter on a mark-to-market basis.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the quarters ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2010	2009	2010	2009

Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$2,919	$2,309	$6,701	$97
Location of gain (loss) recognized in earnings	Interest expense

Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$(2,919)	$(2,309)	$(6,701)	$(97)
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$459	$777	$88	$7,162
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$143	$(3,584)	$100	$(13,218)
Location of gain (loss) reclassified from accumulated other
comprehensive loss into earnings	Cost of goods sold

Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$2	$(428)	$101	$1,444
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges -
Forward Foreign Currency Exchange Contracts
Contracts related to forecast processing costs and forecast purchases of tobacco, primarily in Brazil
Gain (loss) recognized in earnings	$1,015	$—	$1,202	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Contracts related to net local currency monetary assets and liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$—	$—	$661	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Contracts related to fixed-price orders and accounts receivable of non-U.S. dollar subsidiaries
Gain (loss) recognized in earnings	$1,086	$(18)	$342	$335
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Total gain (loss) recognized in earnings for forward foreign
currency exchange contracts not designated as hedges	$2,101	$(18)	$2,205	$335

For the interest rate swap agreements designated as fair value hedges, since the hedges have no ineffectiveness, the gain or loss recognized in earnings on the derivative is offset by a corresponding loss or gain on the underlying hedged debt.  For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, no hedge gain or loss remained in accumulated other comprehensive loss at September 30, 2010.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2010 and 2009, and March 31, 2010:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance	Fair Value as of			Balance	Fair Value as of
	Sheet	Sept. 30,	Sept. 30,	March 31,	Sheet	Sept. 30,	Sept. 30,	March 31,
(in thousands of dollars)	Location	2010	2009	2010	Location	2010	2009	2010
Derivatives Designated
as Hedging Instruments
Interest rate swap	Other
agreements	non-				Long-term
	current				obligations
	assets	$16,466	$11,905	$10,358		$—	$—	$593

Forward foreign currency	Other				Accounts
exchange contracts	current				payable and
	assets				accrued
		—	—	84	expenses	—	—	73
Total		$16,466	$11,905	$10,442		$—	$—	$666
Derivatives Not Designated
as Hedging Instruments
Forward foreign currency	Other				Accounts
exchange contracts	current				payable and
	assets				accrued
		$579	$741	$740	expenses	$400	$10	$512
Total		$579	$741	$740		$400	$10	$512

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

At September 30, 2010, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis.  These assets and liabilities are listed in the table below and classified based on how their values were determined under the fair value hierarchy:

	September 30, 2010
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets:
Trading securities associated with deferred compensation plans	$19,337	$—	$—	$19,337
Interest rate swaps	—	16,466	—	16,466
Forward foreign currency exchange contracts	—	579	—	579
Total assets	$19,337	$17,045	$—	$36,382

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$21,224	$21,224
Forward foreign currency exchange contracts	—	400	—	400
Total liabilities	$—	$400	$21,224	$21,624

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2010, is as follows:

(in thousands of dollars)	Six Months Ended September 30, 2010

Balance at beginning of year	$25,997
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio and addition of current crop year loans)	(6,288)
Change in discount rate and estimated collection period	674
Currency remeasurement	841
Balance at end of period	$21,224

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2010	2009	2010	2009

Service cost	$1,242	$1,026	$204	$164
Interest cost	3,556	3,698	625	706
Expected return on plan assets	(3,703)	(3,455)	(36)	(38)
Net amortization and deferral	997	244	(78)	(255)
Net periodic benefit cost	$2,092	$1,513	$715	$577

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2010	2009	2010	2009

Service cost	$2,482	$2,041	$408	$327
Interest cost	7,103	7,366	1,249	1,411
Expected return on plan assets	(7,399)	(6,891)	(72)	(76)
Settlement cost	—	1,250	—	—
Net amortization and deferral	1,993	490	(156)	(510)
Net periodic benefit cost	$4,179	$4,256	$1,429	$1,152

During the six months ended September 30, 2010, the Company made contributions of approximately $3.4 million to its qualified and non-qualified pension plans.  Additional contributions of approximately $3.4 million are expected during the remaining six months of fiscal year 2011.

NOTE 11.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options.  The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year, which is scheduled on a day between two and twelve business days following the public release of the Company’s annual financial results.  The Compensation Committee administers the Company’s Plans consistently following previously defined guidelines.  Awards of restricted stock, RSUs, PSAs, SARs, and non-qualified stock options are currently outstanding under the Plans.  The non-qualified stock options and SARs have an exercise price equal to the closing price of a share of the Company’s common stock on the grant date.  All stock options currently outstanding are fully vested and exercisable, and they expire ten years after the grant date.  The SARs are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date.  The RSUs vest five years from the grant date and are then paid out in shares of common stock.  Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant.  The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting.  Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award.  The Company’s outside directors automatically receive restricted stock units or shares of restricted stock following each annual meeting of shareholders.  RSUs awarded to outside directors vest three years from the grant date, and restricted shares vest upon the individual’s retirement from service as a director.

 During the six-month periods ended September 30, 2010 and 2009, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2010	2009

SARs:
Number granted	153,600	253,800
Exercise price	$39.71	$35.30
Grant date fair value	$8.35	$7.85

RSUs:
Number granted	53,700	63,450
Weighted average grant date fair value	$41.14	$35.30

PSAs:
Number granted	38,400	63,450
Grant date fair value	$33.95	$29.67

Restricted Shares:
Number granted	—	17,550
Grant date fair value	$—	$39.76

The grant date fair value of the SARs was estimated using the Black-Scholes pricing model and the following assumptions:

	2010	2009

Expected term	5.0 years	5.0 years
Expected volatility	35.3%	39.0%
Expected dividend yield	4.73%	5.21%
Risk-free interest rate	2.36%	2.51%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of:  (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award.  For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant.  As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters.  For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures.  For of the six-month periods ended September 30, 2010 and 2009, the Company recorded total stock-based compensation expense of approximately $3.5 million and $3.3 million, respectively.  The Company expects to recognize stock-based compensation expense of approximately $2.6 million during the remaining six months of fiscal year 2011.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2010	2009	2010	2009

SALES AND OTHER OPERATING REVENUES

Flue-cured and burley leaf tobacco operations:
North America	$56,751	$49,874	$119,918	$86,006
Other regions (1)	559,939	547,177	961,758	1,068,349
Subtotal	616,690	597,051	1,081,676	1,154,355
Other tobacco operations (2)	47,498	50,867	121,428	109,675

Consolidated sales and other operating revenues	$664,188	$647,918	$1,203,104	$1,264,030

OPERATING INCOME

Flue-cured and burley leaf tobacco operations:
North America	$11,998	$7,948	$15,690	$8,254
Other regions (1)	58,583	61,477	90,910	125,386
Subtotal	70,581	69,425	106,600	133,640
Other tobacco operations (2)	5,613	12,045	12,026	21,243

Segment operating income	76,194	81,470	118,626	154,883

Deduct: Equity in pretax earnings of unconsolidated affiliates (3)	(2,014)	(5,605)	(2,392)	(9,246)
Restructuring costs (4)	(2,020)	—	(2,969)	—
Add: Reversal of European Commission fines (4)	7,445	—	7,445	—

Consolidated operating income	$79,605	$75,865	$120,710	$145,637

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)
Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations.  Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.

(3)	Item is included in segment operating income, but not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

NOTE 13.	CHANGES IN SHAREHOLDERS’ EQUITY AND NONCONTROLLINGINTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the six months ended September 30, 2010 and 2009 is as follows:

	Six Months Ended September 30, 2010			Six Months Ended September 30, 2009
	Universal	Noncontrolling		Universal	Noncontrolling
(in thousands of dollars)	Corporation	Interests	Total	Corporation	Interests	Total

Balance at beginning of year	$1,122,570	$5,805	$1,128,375	$1,029,473	$3,771	$1,033,244

Changes in common stock
Issuance of common stock	—	—	—	72	—	72
Repurchase of common stock	(3,580)	—	(3,580)	(2,374)	—	(2,374)
Accrual of stock-based compensation	3,465	—	3,465	3,313	—	3,313
Withholding of shares for grantee
income taxes (RSUs)	(565)	—	(565)	—	—	—
Dividend equivalents on RSUs	202	—	202	179	—	179

Changes in retained earnings
Net income (loss)	77,151	1,050	78,201	96,260	2,216	98,476
Cash dividends declared
Series B 6.75% convertible perpetual
preferred stock	(7,425)	—	(7,425)	(7,425)	—	(7,425)
Common stock	(22,583)	—	(22,583)	(22,821)	—	(22,821)
Repurchase of common stock	(15,885)	—	(15,885)	(8,873)	—	(8,873)
Dividend equivalents on RSUs	(202)	—	(202)	(179)	—	(179)

Other comprehensive income (loss)
Translation adjustments, net of
income taxes.	1,080	81	1,161	13,534	58	13,592
Foreign currency hedge adjustment,
net of income taxes	465	—	465	14,268	—	14,268

Balance at end of period.	$1,154,693	$6,936	$1,161,629	$1,115,427	$6,045	$1,121,472

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, anticipated levels of demand for and supply of its products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; changes in exchange rates; and general economic, political, market, and weather conditions.  For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report.  This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Operating Activities

We used $315 million in net cash flow to fund operating activities during the first six months of fiscal year 2011.  Tobacco inventory, at $1.1 billion, was up $265 million over this period on seasonal tobacco crop purchases, later African and European shipments, and larger crops in Africa and the Philippines.  Tobacco inventory levels were $157 million higher than September 30, 2009, levels, due to the same factors.  Those purchases also reflected higher leaf costs partially due to the effect of the weaker U.S. dollar.  Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

Advances to suppliers were $129 million at September 30, 2010, a reduction of $38 million from March 31, 2010, as crops were delivered in payment of those balances primarily in Asia, Africa, and Central America.  Compared to the same time last year, advances to suppliers were $40 million higher, reflecting higher balances in several areas, in part attributable to delays in completing the farmer guarantee cycle in Brazil.  Accounts receivable increased by $48 million compared to March 31, 2010, reflecting seasonal increases, and increased $21 million over September 30, 2009, levels due to later South American tobacco shipments this year.  Accounts receivable from unconsolidated affiliates were up $57 million in the six months and $29 million compared to the same period-end last year reflecting increased purchases of leaf by our affiliate in Zimbabwe.

We generally do not purchase material quantities of tobacco on a speculative basis.  At September 30, 2010, our uncommitted inventories were $126 million, or about 12%, of total tobacco inventory, compared to $161 million, or about 20%, of our March 31, 2010, inventory, and $66 million, or about 7%, of our September 30, 2009 inventory.  These percentages are within normal ranges for our business within their respective times of year.

Investing Activities

During the six months ended September 30, 2010, we invested about $23 million in our fixed assets compared to $26 million in first six months of last year.  Depreciation expense was approximately $22 million and $21 million in the six months ended September 30, 2010 and 2009, respectively.  Our intent is to limit maintenance capital spending to a level below depreciation expense in order to maintain strong cash flow.   However, from time to time larger projects may be undertaken.  Our capital expenditures in fiscal year 2010 included investments to expand and upgrade our processing facility in Lancaster, Pennsylvania, to accommodate the consolidation of our U.S. dark tobacco processing operations.  We have several other projects that will require about $20 million of capital investment in aggregate.  We spent approximately $9 million on these projects in fiscal year 2010, $7 million in the six months ended September 30, 2010, and we expect to spend the remaining $4 million later in the current fiscal year.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash and cash equivalents on our balance sheet to be our net debt.  We also consider our net debt plus shareholders’ equity to be our net capitalization.  Net debt increased by about $373 million to $842 million during the six months ended September 30, 2010, primarily due to seasonal working capital requirements.  Net debt as a percentage of net capitalization was approximately 42% at September 30, 2010, and reflected normal seasonal expansion, within our target range.   It is up from about 29% at March 31, 2010, and up from approximately 36% at September 30, 2009.  Net debt was about $201 million higher than September 30, 2009 levels, reflecting later shipments this year and higher green tobacco costs.

As of September 30, 2010, we were in compliance with the covenants of our debt agreements.  We had $208 million available under a committed revolving credit facility that will expire on August 31, 2012, and $44 million in cash and cash equivalents.  Our short-term debt totaled $373 million, and we had $100 million of current maturities of long-term debt.  In addition, we had about $510 million in unused, uncommitted credit lines.  Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year.  Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed these anticipated needs, including capital expenditure requirements.

In November 2009, our Board of Directors approved a new share repurchase program, which superseded an expiring program.  The new program expires in November 2011 and authorizes purchases of up to $150 million of our common stock.  Under the authorization, we will purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates.  In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements.  As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability.  During the six months ended September 30, 2010, we purchased 445,543 shares of common stock at an aggregate cost of $19.5 million (average price per share of $43.69), based on trading dates, which brought our total purchases under the program to 841,928 shares at an aggregate cost of $39.3 million (average price per share of $46.63).  As of September 30, 2010, we had approximately 23.9 million common shares outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates.  These agreements typically adjust interest rates on designated long-term obligations from fixed to variable.  The swaps are accounted for as fair value hedges.  At September 30, 2010, the fair value of our outstanding interest rate swap agreements was $16.5 million, and the notional amount swapped was $245 million.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there.  We generally account for our hedges of forecast tobacco purchases as cash flow hedges.  At September 30, 2010, there were no such open contracts.  We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was not material at September 30, 2010.

Results of Operations

Amounts included in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the first half of fiscal year 2011, which ended on September 30, 2010, was $77.2 million, or $2.65 per diluted share. Results were lower than last year’s net income of $96.3 million, or $3.23 per diluted share, as most regions saw declines from last year’s strong performance. Those lower results reflected lower margins and volumes, which were in part due to delayed shipments. Revenues for the six months of about $1.2 billion were down about 5% on those lower volumes.

In addition, we recorded about $3 million in restructuring charges mostly related to our U.S. operations in the first six months of the year, of which $2 million were recorded in the second quarter.  We recognized the reversal of a portion of a previously recorded European Commission fine pertaining to our European subsidiary, Deltafina.  The fine was accrued in fiscal year 2005 and related to the Spanish tobacco processing market.  The reversal, which was recorded in the second quarter, was based on the decision in September of the General Court of the European Union to reduce, by half, the amount of the fine against Deltafina.  The reversal represented $7.4 million in income before taxes, or $0.17 per diluted share. We also recorded $1.2 million in interest income on funds that had been deposited to permit the appeal.

For the second quarter of fiscal year 2011, net income was $51.8 million, or $1.78 per diluted share, compared to last year’s net income of $52.5 million, or $1.77 per diluted share.  Results were nearly level with last year as the reversal of the European Commission fine offset restructuring charges and lower operating results from lower volumes, caused in part by shipping delays, and lower average margins. Revenues for the quarter of about $664 million were up 2.5%, reflecting higher prices of green leaf.

Flue-cured and Burley Operations

First Six Months

Operating income for the flue-cured and burley tobacco operations, which comprise the North America and Other Regions segments, was $106.6 million in the first half of fiscal year 2011, compared to $133.6 million for the first half last year, as a combination of lower margins and volumes as well as some delayed shipments in the Other Regions segment offset earnings improvements in North America.  Revenues were $1.1 billion, a 6.3% decline from last year, primarily because of lower volumes, in part caused by delayed shipments in Africa and Europe. In North America, operating income increased by over $7 million primarily due to an increase in sales of carryover tobacco from last year’s crop in the United States. Revenues for this segment also increased by 39%, to $120 million, primarily due to those higher volumes.  Earnings for the Other Regions segment were $90.9 million, a decline of about $35 million from last year’s first half.  The decline was caused primarily by a combination of lower margins and lower volumes, in part caused by shipment timing.  Asian performance improved on better product mix and a favorable currency remeasurement comparison; however, volumes were lower as shipments from India were delayed compared to prior years.  African shipments were substantially lower this year because the current crop shipments will be completed later, in part due to port congestion.  In South America, volumes were below last year, in part due to the smaller crop in Brazil caused by adverse weather conditions.  In addition, the strengthening currency in Brazil increased the cost of leaf there, making Brazilian leaf less competitive, and caused lower margins. In Europe, lower margins on higher farm prices for leaf combined with lower volumes and weaker local currencies reduced reported results.  In addition, some shipments from Italy have been delayed this year. Segment performance benefited from lower selling, general, and administrative expense, due in part to a prior year accrual related to the Company’s Foreign Corrupt Practices Act (“FCPA”) matter.   Revenues for Other Regions were about $962 million, a 10% decline, from lower volumes, in part related to shipment timing in Africa, Asia, and Europe.

Second Quarter

In the second quarter of fiscal year 2011, operating income for flue-cured and burley operations increased slightly, to $70.6 million, compared to the same period last year. Revenues for the group at $616.7 million were higher, largely reflecting increased shipments from Brazil after delays in the first fiscal quarter.  Operating income for the North America segment increased by $4 million, mainly due to increased shipments of old crop tobacco, which also increased revenues.  Results for the Other Regions segment were down by about 4.7% from last year, to $58.6 million, as volumes and operating margins declined and shipments were delayed, particularly in Africa and Europe.   However, revenues for the group increased to $560 million on higher volumes, the higher cost of green leaf due in part to the weaker U.S. dollar, and a higher proportion of lamina in Brazilian shipments this year.

Other Tobacco Operations

The Other Tobacco Operations segment operating income declined in both the quarter and the six months, primarily due to lower results from the oriental tobacco joint venture. Reduced volumes and lower margins combined with lower currency gains this year depressed results for this business for both periods. Dark tobacco results also declined for both periods due to lower margins, primarily related to operations in Indonesia, where currency costs and lower wrapper volumes reduced results. Revenues for this segment increased for the six months of fiscal year 2011, to $121 million, primarily related to the timing of customer deliveries by our just-in-time services group and increased dark tobacco shipments after a soft beginning to the prior year.  For the quarter, revenues in this segment declined, primarily because of lower imports of oriental tobacco into the United States.

Other Information

Cost of sales decreased by 1% to $968 million in the first half of the fiscal year, but increased by 6% for the quarter, primarily due to the weaker U.S. dollar and increased sales from Brazil that had been delayed from the first quarter. Selling, general, and administrative costs decreased significantly in both the second fiscal quarter and in the first half of the year.  The decrease in the first half was 21%, most of which was due to the $7.4 million effect on the second fiscal quarter of the reversal of the European Commission fine, and approximately $7 million benefit from lower currency remeasurement and exchange losses in the current year.  In addition prior year six-month results included accruals for costs associated with the FCPA matter. Interest expense was down in part because of interest costs accrued in last year’s second quarter related to the FCPA matter and in part because of lower effective interest rates. Interest income in the second quarter and the six months increased on the recognition of interest income on funds that had been escrowed to bond the appeal of the European Commission fine.  The effective income tax rates for the quarter and six months, at 30% and 31% respectively, were lower than the 35% U.S. federal statutory rate due to the recognition of foreign tax credits.  Those rates were slightly higher than the comparable periods last year.

General Overview

Although our second fiscal quarter results were similar to last year’s performance, we continue to experience shipment delays, primarily in Africa, Asia, and Europe.  We expect those shipments to be completed during the remainder of the fiscal year.

More fundamentally, we are beginning to see the effects of an oversupply of flue-cured leaf, despite the smaller Brazilian crop.  Successive large crops in several flue-cured sourcing areas have stimulated margin pressures from customers that are typical of an oversupplied market.  Following two fiscal years of higher than normal customer demand, we are seeing some decreases due to softer cigarette sales in some markets, which also can cause customers to reduce durations, thus accentuating the decline in leaf demand.

We have successfully navigated oversupplied markets throughout the history of the company, and although each one has unique features, the process is generally the same.  Crop sizes are lowered to permit supply to match demand.  We are also aggressively working to replace volumes where direct customer sourcing has changed our customer base, and thus far, we have had encouraging success in Brazil and Malawi. Except for the effect of our recent transaction with Philip Morris International in Brazil, we believe that we have seen the majority of the impact of these sourcing changes in this fiscal year.  We have effectively managed change in our business in the past and believe that we are well positioned to respond to it now.  We remain cautiously optimistic about fiscal year 2011, and we believe that we will achieve our objectives of preparing for the future by rationalizing our operations to reduce costs and replacing volumes as we meet the changing needs of our customers. We have made a first step in cost reduction during the first six months of the fiscal year with personnel reductions in our U.S. and South American operations. As we take additional steps this year, we expect to incur related charges in future periods.  We will continue a strong focus on operating improvements, cost reductions, and new business development as the year progresses.

Assignment of Farmer Contracts in Brazil

In October 2010, our operating subsidiary in Brazil completed the assignment of tobacco production contracts with approximately 8,100 farmers to a subsidiary of Philip Morris International (“PMI”).  As part of the transaction, the PMI subsidiary acquired various related assets and hired certain employees who previously worked for us in agronomy and leaf procurement functions.  The farmer contracts assigned represent approximately 20% of the annual volume we handled in Brazil during the most recent crop year.  We expect to continue to supply processed leaf and provide processing services in Brazil to PMI and its subsidiaries.  The assignment of the farmer contracts and related assets will be reflected in our operating results in the quarter ending December 31, 2010.  Total proceeds of approximately $34 million received in the transaction exceeded the net book value of the assets conveyed.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.  Our customers pay interest on tobacco purchased for their order.  That interest is paid at rates based on current markets for variable-rate debt.  When we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall.  As of September 30, 2010, tobacco inventory of almost $1.1 billion included about $951 million in inventory that was committed for sale to customers and about $126 million that was not committed.  Committed inventory, after deducting $87 million in customer deposits, represents our net exposure of $864 million.  We normally maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt.  We also periodically have large cash balances that we use to fund seasonal tobacco purchases.  These cash balances reduce our financing needs.  Debt carried at variable interest rates was about $618 million at September 30, 2010.  Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $6 million, that amount would be mitigated by changes in charges to customers.  Our policy is to work toward a level of floating rate liabilities, including customer deposits, that reflects a substantial portion of our average committed inventory levels over time.  In addition to the $618 million of debt with variable interest rates, about $274 million of long-term debt has an effective average fixed rate of 5.44%.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union.  A hearing was held in June 2009, and on September 8, 2010, the General Court issued its decision, in which it reduced the amount of the Deltafina fine to €6.12 million. The General Court held in part that the Commission erred in finding Deltafina acted as the leader of the Spanish cartel, and that the Commission’s corresponding increase of the underlying fine by 50% was not justified. If either Deltafina or the Commission chooses to appeal the decision of the General Court, such appeal must be filed by November 22, 2010.  If the decision is appealed, an ultimate resolution to the matter could take several years.  We had deposited funds in an escrow account with the Commission in February 2005 in an amount equal to the original fine.  We have since received funds from escrow in an amount equal to the reduction by the General Court plus interest that had accrued thereon.  As a result of the General Court’s decision in the appeal, during the quarter ended September 30, 2010, we reversed €5.76 million (approximately $7.4 million) of the charge previously recorded to accrue the fine and recognized approximately $1.2 million of interest income returned on the escrow funds.  The reversal of the fine is included in selling, general and administrative expense in the consolidated statement of income.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity.  Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity.  On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million (about $41 million at the September 30, 2010 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

We do not believe that the decision can be reconciled with the Commission’s Statement of Objections and the facts.  In January 2006, Deltafina and Universal Corporation each filed appeals in the General Court of the European Union.  Deltafina’s appeal was held September 28, 2010.  For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal.  Based on consultation with outside legal counsel, we believe it is probable that Deltafina will prevail in the appeals process, and we have not accrued a charge for the fine.  If both Deltafina and Universal Corporation were ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €4.9 million (about $6.7 million) at September 30, 2010.  Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.

Other Legal Matters

In addition to the above-mentioned matters, some of our subsidiaries are involved in other litigation and tax examinations incidental to their respective business activities.  While the outcome of these matters cannot be predicted with certainty, management is vigorously defending these matters and does not currently expect that any of them will have a material adverse effect on our financial position. However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended September 30, 2010:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2010 to July 31, 2010	—	$—	—	$120,022,568
August 1, 2010 to August 31, 2010	118,600	36.64	118,600	115,676,824
September 1, 2010 to September 30, 2010	128,720	38.35	128,720	110,740,423
Total	247,320	$37.53	247,320	$110,740,423

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

101.0
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly and six-month periods ended September 30, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Retained Earnings for the three months and six months ended September 30, 2010 and 2009, (ii) the Consolidated Balance Sheets at September 30, 2010, September 30, 2009 and March 31, 2010, and (iii) the Consolidated Statements of Cash Flows for the three months and six months ended September 30, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)