Form 10-Q
period 2010-12-31
UNIVERSAL CORP /VA/
filed 2011-02-08
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________TO _______________________

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

As of February 1, 2011, the total number of shares of common stock outstanding was 23,455,653.

UNIVERSAL CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(In thousands of dollars, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$688,208	$661,205	$1,891,312	$1,925,235
Costs and expenses
Cost of goods sold	534,164	516,541	1,501,757	1,493,864
Selling, general and administrative expenses	74,826	75,719	186,658	216,789
Other income	(19,368)	—	(19,368)	—
Restructuring and impairment costs	10,995	—	13,964	—
Operating income	87,591	68,945	208,301	214,582
Equity in pretax earnings (loss) of unconsolidated affiliates	(1,439)	7,783	953	17,029
Interest income	754	130	2,614	926
Interest expense	6,257	5,438	17,245	20,287
Income before income taxes and other items	80,649	71,420	194,623	212,250
Income taxes	23,064	22,946	58,837	65,300
Net income	57,585	48,474	135,786	146,950
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(5,287)	(2,778)	(6,337)	(4,994)
Net income attributable to Universal Corporation	52,298	45,696	129,449	141,956
Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)
Earnings available to Universal Corporation common shareholders	$48,586	$41,984	$118,312	$130,819

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$2.05	$1.70	$4.93	$5.27
Diluted	$1.82	$1.54	$4.46	$4.78

Retained earnings - beginning of year			$767,213	$686,960
Net income attributable to Universal Corporation			129,449	141,956
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock			(11,137)	(11,137)
Common stock (2010 - $1.41 per share; 2009 - $1.38 per share)			(33,891)	(34,384)
Dividend equivalents on restricted stock units			(316)	(286)
Repurchase of common stock - cost in excess of stated capital amount			(27,074)	(13,006)
Retained earnings - end of period			$824,244	$770,103

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	December 31, 2010	December 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$91,427	$164,170	$245,953
Accounts receivable, net	292,490	255,847	266,960
Advances to suppliers, net	132,815	134,209	167,400
Accounts receivable - unconsolidated affiliates	35,978	26,550	11,670
Inventories - at lower of cost or market:
Tobacco	940,168	770,708	812,186
Other	50,551	50,716	52,952
Prepaid income taxes	8,633	14,632	13,514
Deferred income taxes	43,669	48,711	47,074
Other current assets	65,784	64,234	75,367
Total current assets	1,661,515	1,529,777	1,693,076

Land	15,490	16,147	16,036
Buildings	265,390	259,912	266,350
Machinery and equipment	552,575	535,278	532,824
	833,455	811,337	815,210
Less accumulated depreciation	(512,413)	(483,349)	(485,723)
	321,042	327,988	329,487
Other assets
Goodwill and other intangibles	99,602	106,000	105,561
Investments in unconsolidated affiliates	103,821	124,503	106,336
Deferred income taxes	36,373	13,961	30,073
Other noncurrent assets	96,493	122,057	106,507
	336,289	366,521	348,477

Total assets	$2,318,846	$2,224,286	$2,371,040

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	December 31, 2010	December 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Notes payable and overdrafts	$204,769	$151,252	$177,013
Accounts payable and accrued expenses	180,054	196,126	259,576
Accounts payable - unconsolidated affiliates	15,355	17,398	6,464
Customer advances and deposits	87,934	38,032	107,858
Accrued compensation	19,029	25,143	30,097
Income taxes payable	11,901	11,753	18,991
Current portion of long-term obligations	95,000	15,000	15,000
Total current liabilities	614,042	454,704	614,999

Long-term obligations	322,486	414,222	414,764

Pensions and other postretirement benefits	100,719	90,662	96,888

Other long-term liabilities	47,661	71,607	69,886

Deferred income taxes	44,963	41,608	46,128

Total liabilities	1,129,871	1,072,803	1,242,665

Shareholders' equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at December 31, 2009, and March 31, 2010)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,569,443 shares issued and outstanding (24,617,987 at December 31, 2009, and 24,325,228 at March 31, 2010)	193,263	195,679	195,001
Retained earnings	824,244	770,103	767,213
Accumulated other comprehensive loss	(53,670)	(36,084)	(52,667)
Total Universal Corporation shareholders' equity	1,176,860	1,142,721	1,122,570

Noncontrolling interests in subsidiaries	12,115	8,762	5,805

Total shareholders' equity	1,188,975	1,151,483	1,128,375

Total liabilities and shareholders' equity	$2,318,846	$2,224,286	$2,371,040

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135,786	$146,950
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	32,474	30,888
Amortization	1,220	1,791
Provisions for losses on advances and guaranteed loans to suppliers	19,554	19,148
Foreign currency remeasurement loss (gain), net	(1,368)	7,219
Gain on assignment of farmer contracts and sale of related assets	(19,368)	—
Restructuring and impairment costs	13,964	—
Other, net	(9,366)	(2,841)
Changes in operating assets and liabilities, net	(262,251)	(148,345)
Net cash provided (used) by operating activities	(89,355)	54,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(31,801)	(42,923)
Proceeds from assignment of farmer contracts and sale of related assets	34,946	—
Proceeds from sale of property, plant and equipment, and other	2,512	3,356
Net cash provided (used) by investing activities	5,657	(39,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	22,510	(23,935)
Issuance of long-term obligations	—	99,208
Repayment of long-term obligations	(15,000)	(79,500)
Dividends paid to noncontrolling interests	(100)	(105)
Issuance of common stock	—	205
Repurchase of common stock	(33,450)	(15,342)
Dividends paid on convertible perpetual preferred stock	(11,137)	(11,137)
Dividends paid on common stock	(34,011)	(34,315)
Other	—	(943)
Net cash used by financing activities	(71,188)	(65,864)

Effect of exchange rate changes on cash	360	2,165
Net decrease in cash and cash equivalents	(154,526)	(48,456)
Cash and cash equivalents at beginning of year	245,953	212,626
Cash and cash equivalents at end of period	$91,427	$164,170

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

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements Adopted Through December 31, 2010

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

Through December 31, 2010, Universal adopted the following recent accounting pronouncements:

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

•
FASB Staff Position No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"), adopted effective March 31, 2010. This pronouncement, which is now a part of Topic 715 of the Codification, requires expanded disclosures about plan assets of defined benefit pension or other postretirement benefit plans. The new disclosures include information about investment allocation decisions, categories of plan assets, the inputs and valuation techniques used to measure the fair value of those assets, and significant concentrations of credit risk. The disclosures required by FSP 132(R)-1 were included in the Company’s annual financial statements at March 31, 2010, and did not have a material effect on those financial statements.

Pronouncements to be Adopted in Future Periods

In addition to the above accounting pronouncements adopted through December 31, 2010, the following pronouncement has been issued and will become effective in fiscal year 2012:

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

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there.  At December 31, 2010, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $77 million ($97 million face amount including unpaid accrued interest, less $20 million recorded for the fair value of the guarantees).  About 94% of these guarantees expire within one year, and all of the remainder expire within five years.  The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks.  Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers.  The maximum potential amount of future payments that the Company’s subsidiary could be required to make at December 31, 2010, was the face amount, $97 million including unpaid accrued interest ($155 million as of December 31, 2009, and $112 million at March 31, 2010).  The fair value of the guarantees was a liability of approximately $20 million at December 31, 2010 ($26 million at December 31, 2009, and $26 million at March 31, 2010).  In addition to these guarantees, the Company has other contingent liabilities totaling approximately $51 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union, as discussed below.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union (“General Court”).  A hearing was held in June 2009, and on September 8, 2010, the General Court issued its decision, in which it reduced the amount of the Deltafina fine to €6.12 million. The General Court held in part that the Commission erred in finding Deltafina acted as the leader of the Spanish cartel, and that the Commission’s corresponding increase of the underlying fine by 50% was not justified.  Deltafina filed an appeal to the General Court decision with the European Court of Justice on November 18, 2010.  Although Deltafina agreed with the General Court that there was no basis for finding that Deltafina had acted as the leader of the Spanish cartel, Deltafina believed the General Court erred in not reducing the remaining fine further based on numerous grounds.  A hearing has not been set and an ultimate resolution to the matter could take several years.  The Company had deposited funds in an escrow account with the Commission in February 2005 in an amount equal to the original fine.  The Company received funds from escrow in an amount equal to the reduction by the General Court plus interest that had accrued thereon.  As a result of the General Court’s decision in September 2010, during the quarter ended September 30, 2010, the Company reversed €5.76 million (approximately $7.4 million) of the charge previously recorded to accrue the fine and recognized approximately $1.2 million of interest income returned on the escrow funds. The reversal of the fine is included in selling, general and administrative expense in the consolidated statement of income.

European Commission Fines in Italy

In 2002, the Company reported that it was aware that the Commission was investigating certain aspects of the leaf tobacco markets in Italy.  Deltafina buys and processes tobacco in Italy.  The Company reported that it did not believe that the Commission’s investigation in Italy would result in penalties being assessed against it or its subsidiaries that would be material to the Company’s earnings.  The reason the Company held this belief was that it had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity.  Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity.  On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $40 million at the December 31, 2010 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with either the Commission’s Statement of Objections or the facts.  In January 2006, the Company and Deltafina each filed appeals in the General Court.  Deltafina’s appeal was held on September 28, 2010.  For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal.  Based on consultation with outside legal counsel, the Company believes it is probable that Deltafina will prevail in the appeals process and has not accrued a charge for the fine.  If the Company and Deltafina are ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €5.2 million (about $7.0 million) at December 31, 2010.  Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.

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

Assignment of Farmer Contracts and Sale of Related Assets in Brazil

In October 2010, Universal’s operating subsidiary in Brazil completed the assignment of tobacco production contracts with approximately 8,100 farmers to Philip Morris Brasil Industria e Comercio (“PMB”), a subsidiary of Philip Morris International (“PMI”).  As part of the transaction, PMB acquired various related assets, including seasonal crop advances outstanding from the farmers, and hired certain employees who previously worked for the Company in agronomy and leaf procurement functions.  PMB also assumed the Company’s obligations under guarantees of bank loans to the farmers for crop financing.  The farmer contracts assigned represent approximately 20% of the annual volume handled by the Company in Brazil during the most recent crop year.  The Company has entered into an agreement to process tobaccos bought directly by PMB from farmers beginning with the 2011 crop year.  In addition, the Company expects to continue to sell processed leaf from Brazil to PMI and its subsidiaries.   The Company received total cash proceeds of approximately $34.9 million from the assignment of farmer contracts and sale of related assets and recorded a gain of approximately $19.4 million, which is reported in other income in the consolidated statement of income.  The determination of the gain included approximately $5.8 million of goodwill associated with the activities conveyed.

NOTE 4.   RESTRUCTURING AND IMPAIRMENT COSTS

In November 2010, Universal decided to close its leaf tobacco processing facility in Simcoe, Ontario, Canada.  The Company will continue to buy tobacco grown in Canada, but will process that leaf at its U.S. factory in North Carolina.  All full-time salaried personnel at the Simcoe location have been or will be terminated with the closure of the facility, and various seasonal employees will not be rehired for the coming crop year.  Under Canadian statutory and common law, the salaried employees and certain seasonal employees are entitled to termination benefits.  The Company accrued the cost of these benefits, which totaled approximately $2.7 million, during the quarter ended December 31, 2010, and they will be paid to the employees shortly after their respective departure dates.  The full-time salaried personnel have vested service under a defined benefit pension plan.  The Company expects to incur pension settlement costs of approximately $4 million to $5 million in one or more future accounting periods as a result of settling those benefit obligations; however, actual settlement costs will depend on a number of factors, including the value of plan assets, discount rates affecting final benefit calculations, and annuity market rates.  The Company has determined that the Simcoe processing facility and a separate storage complex met the accounting requirements for classification as “held for sale” at December 31, 2010.  Based on terms of sale currently being negotiated with a buyer for the processing facility and a recent independent offer for the storage complex, an impairment charge of approximately $5.6 million was recorded during the quarter ended December 31, 2010, to write those assets down to their fair values, net of selling costs.  The Canadian operations are included in the North America segment, and revenues and earnings for these operations have not been material to that segment in recent years.

In addition to the restructuring and impairment costs related to the decision to close the facility in Canada, the Company recorded other restructuring costs during the quarter and nine months ended December 31, 2010, associated with initiatives undertaken to adjust various operations and reduce costs.  Most of the restructuring costs represent employee termination benefits associated with voluntary early retirement offers and involuntary separations at the Company’s headquarters and operating locations in the United States, South America, Africa, and Europe that are part of the North America and Other Regions reportable segments.

A summary of the restructuring and impairment costs recorded through December 31, 2010, is as follows:

(in thousands of dollars)	Closure of Processing Facility in Canada	Other Restructuring and Cost Reduction Initiatives	Total
Restructuring Costs:
Employee termination benefits	$2,711	$5,293	$8,004
Other costs	—	328	328
	2,711	5,621	8,332
Impairment Costs:
Property, plant and equipment	5,632	—	5,632
Total restructuring and impairment costs	$8,343	$5,621	$13,964

A reconciliation of the Company’s liability for the restructuring costs outlined above through December 31, 2010, is as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total

Restructuring costs charged to expense during fiscal year 2011	$8,004	$328	$8,332
Payments during fiscal year 2011	(2,682)	(238)	(2,920)
Restructuring liability at December 31, 2010	$5,322	$90	$5,412

The employee termination benefits outlined in the tables above relate to approximately 170 total employees, including those affected by the facility closure in Canada.  Most of the restructuring liability at December 31, 2010, will be paid before the end of the current fiscal year.  Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes.  The Company expects to incur additional restructuring costs and may also incur asset impairment charges in future periods as business changes occur and additional cost savings initiatives are implemented.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2010	2009	2010	2009

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$52,298	$45,696	$129,449	$141,956
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	48,586	41,984	118,312	130,819

Denominator for basic earnings per share
Weighted average shares outstanding	23,738	24,684	24,010	24,823

Basic earnings per share	$2.05	$1.70	$4.93	$5.27

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$48,586	$41,984	$118,312	$130,819
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	3,712	11,137	11,137
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	52,298	45,696	129,449	141,956

Denominator for diluted earnings per share:
Weighted average shares outstanding	23,738	24,684	24,010	24,823
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,752	4,735	4,747	4,731
Employee share-based awards	302	226	262	173

Denominator for diluted earnings per share	28,792	29,645	29,019	29,727

Diluted earnings per share	$1.82	$1.54	$4.46	$4.78

For the nine months ended December 31, 2010 and 2009, certain employee share-based awards were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.  These awards included stock appreciation rights and stock options totaling 669,401 shares at a weighted-average exercise price of $52.48 for the period ended December 31, 2010, and 507,801 shares at a weighted-average exercise price of $56.52 for the period ended December 31, 2009.

NOTE 6.   COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars - all amounts net of income taxes)	2010	2009	2010	2009

Net income	$57,585	$48,474	$135,786	$146,950
Foreign currency translation adjustment	(2,252)	222	(1,091)	13,814
Foreign currency hedge adjustment	(304)	482	161	14,750
Total comprehensive income	55,029	49,178	134,856	175,514
Less: comprehensive income attributable to noncontrolling interests in subsidiaries (including foreign currency translation adjustment)	(5,279)	(2,822)	(6,410)	(5,096)
Comprehensive income attributable to Universal Corporation	$49,750	$46,356	$128,446	$170,418

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

The Company’s consolidated effective income tax rates on pre-tax earnings were approximately 29% and 30% for the quarter and nine months ended December 31, 2010, respectively.  For the quarter and nine months ended December 31, 2009, the effective income tax rates were approximately 32% and 31%, respectively.  The rates were lower than the 35% U.S. statutory rate due in part to earnings of subsidiaries in the Company’s African region, which allowed the recognition of foreign tax credits.  The lower rates for each period also reflect the reversal of uncertain tax positions upon the expiration of statutes of limitations for the related tax years in the respective jurisdictions or upon favorable resolution of the positions with the applicable tax authorities.

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

Fair Value Hedging Strategy for Interest Rate Risk

The Company has entered into interest rate swap agreements to manage its exposure to interest rate risk, with a strategy of maintaining a level of floating rate debt that approximates the interest rate exposure on its committed inventories.  The strategy is implemented by borrowing at floating interest rates and converting a portion of the Company’s fixed-rate debt to floating rates.  The interest rate swap agreements allow the Company to receive amounts equal to the fixed interest payments it is obligated to make on the underlying debt instruments in exchange for making floating-rate interest payments that are adjusted semi-annually based on changes in the benchmark interest rate.

The Company’s interest rate swap agreements are designated and qualify as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates.  In all cases, the critical terms of each interest rate swap agreement match the terms of the underlying debt instrument, and there is no hedge ineffectiveness.  The total notional amount of the Company’s receive-fixed/pay-floating interest rate swaps was $245 million at December 31, 2010, March 31, 2010, and December 31, 2009.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars.  However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency.  Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco and therefore can adversely impact the gross profit earned on the sale of that tobacco.  Since the Company is able to reasonably forecast the volume, timing, and local currency cost of its tobacco purchases and processing costs, it has routinely entered into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of those purchases and costs that are related to future purchases and processing pursuant to customer agreements.  This strategy contemplates the Company’s pricing arrangements with key customers and substantially eliminates the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged.  The hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil, where the large crops, the terms of sale to customers, and the availability of derivative markets make it particularly desirable to manage the related foreign exchange rate risk.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the quarters and nine months ended December 31, 2010 and 2009.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2010	2009	2010	2009
Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$(3,980)	$(2,683)	$2,721	$(2,586)
Location of gain (loss) recognized in earnings	Interest expense
Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$3,980	$2,683	$(2,721)	$2,586
Location of gain (loss) recognized in earnings	Interest expense
Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$—	$—	$—	$7,162
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$—	$(1,274)	$100	$(14,492)
Location of gain (loss) reclassified from accumulated other
comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$101	$1,444
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil
Derivatives Not Designated as Hedges -
Forward Foreign Currency Exchange Contracts
Contracts related to forecast processing costs and forecast purchases of tobacco, primarily in Brazil
Gain (loss) recognized in earnings	$(64)	$—	$1,138	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to net local currency monetary assets and liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$—	$—	$661	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to fixed-price orders and accounts receivable of non-U.S. dollar subsidiaries
Gain (loss) recognized in earnings	$(511)	$826	$(169)	$1,161
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Total gain (loss) recognized in earnings for forward foreign
currency exchange contracts not designated as hedges	$(575)	$826	$1,630	$1,161

For the interest rate swap agreements designated as fair value hedges, since the hedges have no ineffectiveness, the gain or loss recognized in earnings on the derivative is offset by a corresponding loss or gain on the underlying hedged debt.  For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, no hedge gain or loss remained in accumulated other comprehensive loss at December 31, 2010.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2010 and 2009, and March 31, 2010:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance	Fair Value as of			Balance	Fair Value as of
	Sheet	Dec. 31,	Dec. 31,	March 31,	Sheet	Dec. 31,	Dec. 31,	March 31,
(in thousands of dollars)	Location	2010	2009	2010	Location	2010	2009	2010
Derivatives Designated
as Hedging Instruments
Interest rate swap	Other
agreements	non-				Long-term
	current				obligations
	assets	$12,486	$10,833	$10,358		$—	$1,611	$593

Forward foreign currency	Other				Accounts
exchange contracts	current				payable and
	assets				accrued
		—	—	84	expenses	—	—	73
Total		$12,486	$10,833	$10,442		$—	$1,611	$666
Derivatives Not Designated
as Hedging Instruments
Forward foreign currency	Other				Accounts
exchange contracts	current				payable and
	assets				accrued
		$172	$556	$740	expenses	$272	$287	$512
Total		$172	$556	$740		$272	$287	$512

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

At December 31, 2010, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis.  These assets and liabilities are listed in the table below and classified based on how their values were determined under the fair value hierarchy:

	December 31, 2010
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$42,801	$—	$—	$42,801
Trading securities associated with deferred compensation plans	20,422	—	—	20,422
Interest rate swaps	—	12,486	—	12,486
Forward foreign currency exchange contracts	—	172	—	172
Total assets	$63,223	$12,658	$—	$75,881
Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$19,678	$19,678
Forward foreign currency exchange contracts	—	272	—	272
Total liabilities	$—	$272	$19,678	$19,950

Money market funds

The fair values of money market funds, which are reported in cash and cash equivalents in the consolidated balance sheets, are based on quoted market prices (Level 1).  The fair values of the Company’s money market funds approximate cost due to the short-term maturities and high credit quality of the issuers of the underlying securities.

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2010, is as follows:

(in thousands of dollars)	Nine Months Ended December 31, 2010

Balance at beginning of year	$25,997
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio and addition of current crop year loans)	(7,336)
Assumption of guarantees related to assignment of farmer contracts (see Note 3)	(1,110)
Change in discount rate and estimated collection period	1,001
Currency remeasurement	1,126
Balance at end of period	$19,678

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2010	2009	2010	2009
Service cost	$1,261	$1,030	$203	$162
Interest cost	3,601	3,710	624	705
Expected return on plan assets	(3,728)	(3,469)	(35)	(38)
Settlement cost	—	2,084	—	—
Net amortization and deferral	1,006	245	(77)	(255)
Net periodic benefit cost	$2,140	$3,600	$715	$574

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2010	2009	2010	2009
Service cost	$3,743	$3,071	$611	$489
Interest cost	10,704	11,076	1,873	2,116
Expected return on plan assets	(11,127)	(10,360)	(107)	(114)
Settlement cost	—	3,334	—	—
Net amortization and deferral	2,999	735	(233)	(765)
Net periodic benefit cost	$6,319	$7,856	$2,144	$1,726

During the nine months ended December 31, 2010, the Company made contributions of approximately $5.2 million to its qualified and non-qualified pension plans.  Additional contributions of approximately $1.5 million are expected during the remaining three months of fiscal year 2011.

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

During the nine-month periods ended December 31, 2010 and 2009, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

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

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of:  (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award.  For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant.  As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters.  For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures.  For the nine-month periods ended December 31, 2010 and 2009, the Company recorded total stock-based compensation expense of approximately $4.8 million and $4.6 million, respectively.  The Company expects to recognize stock-based compensation expense of approximately $1.2 million during the remaining three months of fiscal year 2011.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2010	2009	2010	2009

SALES AND OTHER OPERATING REVENUES

Flue-cured and burley leaf tobacco operations:
North America	$124,072	$101,302	$243,990	$187,308
Other regions (1)	506,568	502,624	1,468,326	1,570,973
Subtotal	630,640	603,926	1,712,316	1,758,281
Other tobacco operations (2)	57,568	57,279	178,996	166,954

Consolidated sales and other operating revenues	$688,208	$661,205	$1,891,312	$1,925,235

OPERATING INCOME

Flue-cured and burley leaf tobacco operations:
North America	$26,693	$23,826	$42,383	$32,080
Other regions (1)	47,620	42,320	138,530	167,706
Subtotal	74,313	66,146	180,913	199,786
Other tobacco operations (2)	3,466	10,582	15,492	31,825

Segment operating income	77,779	76,728	196,405	231,611

Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	1,439	(7,783)	(953)	(17,029)
Restructuring and impairment costs (4)	(10,995)	—	(13,964)	—
Add: Other income (4)	19,368	—	19,368	—
Reversal of European Commission fines (4)	—	—	7,445	—

Consolidated operating income	$87,591	$68,945	$208,301	$214,582

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
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

A reconciliation of the changes in the Company’s shareholders’ equity and noncontrolling interests in subsidiaries for the nine months ended December 31, 2010 and 2009 is as follows:

	Nine Months Ended December 31, 2010			Nine Months Ended December 31, 2009
	Universal	Noncontrolling		Universal	Noncontrolling
(in thousands of dollars)	Corporation	Interests	Total	Corporation	Interests	Total

Balance at beginning of year	$1,122,570	$5,805	$1,128,375	$1,029,473	$3,771	$1,033,244

Changes in common stock
Issuance of common stock	—	—	—	205	—	205
Repurchase of common stock	(6,297)	—	(6,297)	(3,457)	—	(3,457)
Accrual of stock-based compensation	4,808	—	4,808	4,609	—	4,609
Withholding of shares for grantee
income taxes (RSUs)	(565)	—	(565)	—	—	—
Dividend equivalents on RSUs	316	—	316	286	—	286

Changes in retained earnings
Net income (loss)	129,449	6,337	135,786	141,956	4,994	146,950
Cash dividends declared
Series B 6.75% convertible perpetual
preferred stock	(11,137)	—	(11,137)	(11,137)	—	(11,137)
Common stock	(33,891)	—	(33,891)	(34,384)	—	(34,384)
Repurchase of common stock	(27,074)	—	(27,074)	(13,006)	—	(13,006)
Dividend equivalents on RSUs	(316)	—	(316)	(286)	—	(286)

Other comprehensive income (loss)
Translation adjustments, net of
income taxes	(1,164)	73	(1,091)	13,712	102	13,814
Foreign currency hedge adjustment,
net of income taxes	161	—	161	14,750	—	14,750

Other changes in noncontrolling interests
Dividends paid to noncontrolling
shareholders	—	(100)	(100)	—	(105)	(105)

Balance at end of period	$1,176,860	$12,115	$1,188,975	$1,142,721	$8,762	$1,151,483

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Overview

After significant seasonal working capital investments during the first half of our fiscal year, we generally see contraction in inventory and other working capital elements in the second half of the fiscal year as major crops in Africa are being shipped and South American shipments near completion.  Our seasonal working capital requirements typically increase significantly from March to September. In the last three years, funding for that increase has averaged about $300 million.  Reflecting this seasonal pattern, since the seasonal peak in the second fiscal quarter, inventory levels have declined, cash balances have increased, short-term bank borrowings have decreased, and operating cash flow used by operations has decreased.  However, these changes have not been as large as in prior years due to delays in shipment of African crops caused by port congestion.  In addition, we continued our share repurchase program, which is based on free cash flow generated in prior years with certain adjustments and an assessment of our future capital needs.

Our liquidity and capital resource requirements are predominantly short term in nature and relate to working capital for tobacco crop purchases.  Working capital needs are seasonal within each geographic region.  The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters.  Each geographic area follows a cycle of buying, processing, and shipping, although in many regions, we also provide agricultural materials to farmers during the growing season.  The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing.  Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to reduce liquidity risk.  We also will periodically have large cash balances that we will utilize to meet our working capital requirements.

Operating Activities

 We used $89 million in net cash flows to fund our operating activities during the nine months ended December 31, 2010.  Tobacco inventory, at $940 million, increased by $128 million over this period on seasonal leaf purchases. Tobacco inventory levels were $169 million higher than December 31, 2009 levels, primarily due to later African shipments and larger crops in Africa and the Philippines.  Inventories also reflected higher leaf costs partially due to the effect of the weaker U.S. dollar.  Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

Advances to suppliers were $133 million at December 31, 2010, a reduction of $35 million from March 31, 2010, as crops were delivered in payment of those balances primarily in Asia, South America, and Africa.  Accounts receivable increased by $26 million compared to March 31, 2010, reflecting seasonal increases, and increased $37 million over December 31, 2009, levels, primarily due to stronger third quarter sales this year.  Accounts receivable from unconsolidated affiliates were up $24 million in the nine months and $9 million compared to the same period-end last year reflecting increased funding for purchases of leaf by our affiliate in Zimbabwe due to a larger crop there.

We generally do not purchase material quantities of tobacco on a speculative basis.  We consider our uncommitted tobacco inventories to be our inventory at risk.  At December 31, 2010, our uncommitted inventories were $117 million, or about 12%, of total tobacco inventory, compared to $161 million, or about 20%, of our March 31, 2010, inventory, and $121 million, or about 16%, of our December 31, 2009 inventory.  These percentages are within the normal range for our business for the respective times of year.

Investing Activities

During the nine months ended December 31, 2010, we invested about $32 million in our fixed assets compared to $43 million in the nine months ended December 31, 2009.  Depreciation expense was approximately $32 million and $31 million in the nine months ended December 31, 2010 and 2009, respectively.  Our intent is to limit maintenance capital spending to a level below depreciation expense in order to maintain strong cash flow.   However, from time to time larger projects may be undertaken.  Our capital expenditures in fiscal year 2010 included investments to expand and upgrade our processing facility in Lancaster, Pennsylvania, to accommodate the consolidation of our U.S. dark tobacco processing operations.  We had several other projects that required about $20 million of capital investment in aggregate.  We spent approximately $9 million on these projects in fiscal year 2010, $9 million in the nine months ended December 31, 2010, and we expect to spend the remaining $2 million in the current fiscal year.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash and cash equivalents on our balance sheet to be our net debt.  We also consider our net debt plus shareholders’ equity to be our net capitalization.  Net debt increased by about $150 million to $619 million during the nine months ended December 31, 2010, primarily due to seasonal working capital requirements.  Net debt as a percentage of net capitalization was approximately 34% at December 31, 2010, and reflected normal seasonal expansion, within our target range.   It is up from about 29% at March 31, 2010, and up from approximately 28% at December 31, 2009.  Net debt was about $164 million higher than December 31, 2009 levels, reflecting later shipments this year and higher green tobacco costs.  On average, debt balances have been approximately $100 million higher during the nine months ended December 31, 2010, compared to the same period last year, and cash balances have been lower as we funded working capital requirements for later crop shipments in several origins.

As of December 31, 2010, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.  We had $400 million available under a committed revolving credit facility that will expire on August 31, 2012, and $91 million in cash and cash equivalents.  Our short-term debt totaled $205 million, and we had $95 million of current maturities of long-term debt.  In addition, we had about $487 million in unused, uncommitted credit lines.  Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year.  Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs, projected cash requirements for restructurings, current maturities of long-term debt, and currently anticipated capital expenditure requirements over the next twelve months.

Our Board of Directors approved our current share repurchase program in November 2009.  The program expires in November 2011 and authorizes purchases of up to $150 million of our common stock.  Under the authorization, we purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates.  In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements.  As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability.  During the nine months ended December 31, 2010, we purchased 784,185 shares of common stock at an aggregate cost of $33.4 million (average price per share of $42.56), based on trading dates, which brought our total purchases under the program to 1,180,570 shares at an aggregate cost of $53.2 million (average price per share of $45.03).  As of December 31, 2010, we had approximately 23.6 million common shares outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates.  These agreements typically adjust interest rates on designated long-term obligations from fixed to variable.  The swaps are accounted for as fair value hedges.  At December 31, 2010, the fair value of our outstanding interest rate swap agreements was $12.5 million, and the notional amount swapped was $245 million.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there.  We generally account for our hedges of forecast tobacco purchases as cash flow hedges.  At December 31, 2010, there were no such open contracts.  We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was not material at December 31, 2010.

Results of Operations

Amounts included in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the third fiscal quarter, which ended December 31, 2010, was $52.3 million, or $1.82 per diluted share, 14% above last year’s net income of $45.7 million, or $1.54 per diluted share.  Solid operating performance in flue-cured and burley leaf tobacco operations offset declines in the Other Tobacco Operations segment, producing an improvement in earnings compared to the prior year’s results. Revenues for the quarter also increased about 4% to $688.2 million reflecting a higher proportion of lamina sales and higher green leaf prices.

During the third quarter, we completed the assignment of tobacco production contracts with approximately 8,100 farmers in Brazil, along with the sale of related assets, to a subsidiary of Philip Morris International (“PMI”) and recorded a net gain of $19.4 million before taxes, or $0.44 per diluted share.  In addition, the results for the quarter include combined restructuring and impairment charges of $11.0 million before taxes, or $0.26 per diluted share, related primarily to the planned closure and sale of related assets of our processing facility in Simcoe, Ontario.

For the nine months ended December 31, 2010, net income was $129.4 million, or $4.46 per diluted share, compared to last year’s net income of $142.0 million, or $4.78 per diluted share, for the same period.  Revenues for the nine months of about $1.9 billion were level with the prior year.  In addition to the gain on the PMI transaction in Brazil, results for the nine months ended December 31, 2010, also include restructuring and impairment charges of $14.0 million before taxes, or $0.32 per diluted share, and income of $7.4 million before taxes, or $0.17 per diluted share, for the second quarter reversal of a portion of a previously recorded European Commission fine due to a favorable court ruling.

Flue-cured and Burley Operations

Third Quarter

Operating income for the third quarter of fiscal year 2011, for the flue-cured and burley operations, which include the North America and Other Regions segments, was $74.3 million, reflecting an improvement of $8.2 million, or 12%, compared to the same period last year.  Earnings for the quarter were buoyed by additional sales in the North America segment of carryover crop and increases in toll processing volumes in the United States.  Results increased in the Asia region on stronger trading volumes and higher volumes sold from the larger crops in the Philippines, as well as the resolution of earlier shipment delays and improved margins.  The Africa region showed improvement in the quarter as well, on a combination of benefits from foreign currency remeasurement and one-time employment cost accruals in the previous year.  Revenues for the group were up 4% at $630.6 million.  The North America segment revenues improved by about $23 million, reflecting increased volumes on old crop sales in this year and higher sales in Mexico. In addition, comparisons benefited from late shipments last year that were delayed into the fourth fiscal quarter.  Sales for the Other Regions segment were relatively flat as reduced volumes partly due to the smaller crop in Brazil and lower demand in Argentina were offset by increased sales in the Asia region.

Nine Months

Operating income for the flue-cured and burley tobacco operations decreased by 9% to $180.9 million for the nine months ended December 31, 2010.  Those results reflect significantly reduced volumes in Brazil, in part due to the smaller Brazilian crop and lower margins from higher currency-related leaf costs.  Earnings in Europe were also down for the nine-month period on lower margins and volumes.  Results in Africa were also lower, although the effect of reduced or delayed sales volumes in some origins has been mitigated by increased processing for third parties.  These decreases were offset somewhat by improved results in the North America segment on increased sales of carryover crop as well as the effect of prior year shipping delays, which affected comparisons.  Also, the Asia region returned improved results for the period on higher volumes from the larger Philippine crops, increased trading earnings, and better experience with the collection of farmer advances.  Revenues were down by 3%, as decreased volumes in South America, Africa, and Europe were partially offset by stronger trading results in Asia and the increase from carryover crop sales in North America.

Other Tobacco Operations

The Other Tobacco Operations segment operating income declined in both the quarter and the nine months versus the prior year, driven primarily by significantly lower results from the oriental tobacco joint venture. Reduced sales volumes and margins and smaller currency gains this year have lowered results for this business for both periods. Dark tobacco results are down for the nine-month period due to lower volumes and margins in some areas. Dark tobacco earnings for the third quarter improved, however, on reductions in overhead and some earlier shipments. Revenues for this segment increased 7% for the nine months, to $179 million, primarily related to higher sales in the just-in-time services group and increased dark tobacco shipments after a soft beginning to the prior year, which offset lower imports of oriental tobacco into the United States.  For the quarter, revenues in this segment were flat.

Other Information

Cost of sales increased by 1% to about $1.5 billion for the nine months ended December 31, 2010, and increased 3% for the quarter.  Both periods were affected primarily by the effect of a weaker U.S. dollar and the third quarter was influenced as well by a higher proportion of lamina in the sales mix.  Selling, general, and administrative costs decreased by $30 million, or 14%, for the  nine-month period and were relatively flat for the third fiscal quarter compared to the prior year.  The decrease in the nine months was due primarily to the $7.4 million effect on the second fiscal quarter of the reversal of the European Commission fine and a $5 million benefit from lower currency remeasurement and exchange losses in the current year, as well as last year’s accruals for costs associated with the recently settled Foreign Corrupt Practices Act (“FCPA”) matter and for incentive compensation.

Interest expense for the third quarter increased about $1 million due to higher average debt levels in the current year, while interest expense for the nine months ended December 31, 2010, was down about $3 million in part because of interest costs accrued in the prior year related to the FCPA matter and in part because of lower effective interest rates. Interest income in the nine months increased on the recognition of interest income on funds that had been escrowed to bond the appeal of the European Commission fine.  The effective income tax rates for the quarter and nine months, at 29% and 30% respectively, were lower than the 35% U.S. federal statutory rate due to the recognition of foreign tax credits and the reversal of accruals due to resolution of some uncertain tax positions.  Those rates were slightly lower than the comparable periods last year.

In November 2010, we decided to close our leaf tobacco processing facility in Simcoe, Ontario.  We accrued related employee termination benefits of approximately $2.7 million as restructuring costs during the quarter ended December 31, 2010.  We recorded an impairment charge of approximately $5.6 million during the quarter ended December 31, 2010, to write those assets down to their fair values, net of expected selling costs. The Canadian operations are included in our North America segment, and revenues and earnings for these operations have not been material to that segment in recent years.

We also recorded other restructuring costs during the quarter and the nine months ended December 31, 2010, associated with initiatives undertaken to adjust various operations and reduce costs.  Most of the restructuring costs represent accruals for employee termination benefits at our corporate headquarters and at operating locations in the United States, South America, Africa, and Europe that are part of our North America and Other Regions reportable segments.  Total restructuring and impairment costs for the quarter and nine months ended December 31, 2010, were $11.0 million and $14.0 million, respectively.

General Overview

Our operations continue to perform well although comparisons to the prior year are difficult given the record results that were achieved last year.  Although transportation challenges remain, some of the shipments that were delayed due to logistical difficulties earlier in the year have been completed, with the remainder on track to be completed by fiscal year end. Except for the effect of the PMI transactions in Brazil, which will begin to impact operations next year, our comparisons this year reflect the majority of the impact of recent customer vertical integration efforts, and we continue to have some success in securing additional sales to replace lost volumes.  We are working to make sure that we adjust our operations to accurately reflect these and other business changes and are committed to managing prudently our costs as well as our cash flow.  Many of our global restructuring plans are already underway.  We extend our sincere thanks to the current and past employees of our Simcoe Leaf organization in Canada.  They delivered quality products and provided excellent customer service for decades, but market realities eventually prevailed. These types of decisions are never easy as they involve the livelihoods of valued co-workers, but they are necessary to allow us to adapt profitably and effectively to changes in our markets and in our customers’ sourcing requirements.

Looking forward, we continue to believe that global leaf markets are moving into oversupply. We continue our efforts to stabilize markets by working closely with both farmers and customers to carefully plan for crop requirements.  At the same time, we are actively managing our uncommitted inventory levels, which remain reasonable at 12% of total inventories at the end of December 2010.  There are many challenges underway in the global economy as well as in our industry, and we are pleased with the results we are achieving in this environment.

Assignment of Farmer Contracts in Brazil

In October 2010, our operating subsidiary in Brazil completed the assignment of tobacco production contracts with approximately 8,100 farmers to a subsidiary of Philip Morris International (“PMI”).  As part of the transaction, the PMI subsidiary acquired various related assets and hired certain employees who previously worked for us in agronomy and leaf procurement functions.  The PMI subsidiary also assumed obligations under guarantees of bank loans to the farmers for crop financing. The farmer contracts assigned represent approximately 20% of the annual volume handled by us in Brazil during the most recent crop year.  We have entered into an agreement with the PMI subsidiary to process tobaccos bought directly from farmers beginning with the 2011 crop year.  In addition, we expect to continue to sell processed leaf from Brazil to PMI and its subsidiaries.  We received total cash proceeds of approximately $34.9 million from the assignment of farmer contracts and sale of related assets and recorded a net gain of approximately $19.4 million, which is reported in other income in the consolidated statement of income.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in the tobacco business because major customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.  Our customers pay interest on tobacco purchased for their order.  That interest is paid at rates based on current markets for variable-rate debt.  When we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall.  As of December 31, 2010, tobacco inventory of about $940 million included about $823 million in inventory that was committed for sale to customers and about $117 million that was not committed.  Committed inventory, after deducting $88 million in customer deposits, represents our net exposure of $735 million.  We normally maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt.  We also periodically have large cash balances that we use to fund seasonal tobacco purchases.  These cash balances reduce our financing needs.  Debt carried at variable interest rates was about $450 million at December 31, 2010.  Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $4.5 million, that amount would be mitigated by changes in charges to customers.  Our policy is to work toward a level of floating rate liabilities, including customer deposits, that reflects a substantial portion of our average committed inventory levels over time.  In addition to the $450 million of debt with variable interest rates, about $264 million of long-term debt has an effective average fixed rate of 5.36%.

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

ITEM 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.  There were no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union (“General Court”).  A hearing was held in June 2009, and on September 8, 2010, the General Court issued its decision, in which it reduced the amount of the Deltafina fine to €6.12 million. The General Court held in part that the Commission erred in finding Deltafina acted as the leader of the Spanish cartel, and that the Commission’s corresponding increase of the underlying fine by 50% was not justified.  Deltafina filed an appeal to the General Court decision with the European Court of Justice on November 18, 2010.  Although Deltafina agreed with the General Court that there was no basis for finding that Deltafina had acted as the leader of the Spanish cartel, Deltafina believed the General Court erred in not reducing the remaining fine further based on numerous grounds.  A hearing has not been set and an ultimate resolution to the matter could take several years.   We had deposited funds in an escrow account with the Commission in February 2005 in an amount equal to the original fine.  We received funds from escrow in an amount equal to the reduction by the General Court plus interest that had accrued thereon.  As a result of the General Court’s decision in September 2010, during the quarter ended September 30, 2010, we reversed €5.76 million (approximately $7.4 million) of the charge previously recorded to accrue the fine and recognized approximately $1.2 million of interest income returned on the escrow funds.  The reversal of the fine is included in selling, general and administrative expense in the consolidated statement of income.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity.  Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity.  On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million (about $40 million at the December 31, 2010 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

We do not believe that the decision can be reconciled with the Commission’s Statement of Objections and the facts.  In January 2006, Deltafina and Universal Corporation each filed appeals in the General Court.  Deltafina’s appeal was held September 28, 2010.  For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal.  Based on consultation with outside legal counsel, we believe it is probable that Deltafina will prevail in the appeals process, and we have not accrued a charge for the fine.  If both Deltafina and Universal Corporation were ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €5.2 million (about $7.0 million) at December 31, 2010.  Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2010:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1, 2010 to October 31, 2010	115,020	$40.85	115,020	$106,041,740
November 1, 2010 to November 30, 2010	99,972	42.07	99,972	101,835,705
December 1, 2010 to December 31, 2010	123,650	40.45	123,650	96,834,087
Total	338,642	$41.07	338,642	$96,834,087

(1)
Repurchases are based on the date the shares were traded.  This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2009.   This stock repurchase plan authorizes the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors.  This stock repurchase program will expire on the earlier of November 5, 2011, or when we have exhausted the funds authorized for the program.

ITEM 5.   OTHER INFORMATION

The following is provided pursuant to “Item 2.05 — Costs Associated with Exit or Disposal Activities” of Form 8-K, which Universal determined in connection with the preparation of the financial statements for the quarter ended December 31, 2010: the information regarding the Company’s restructuring and impairment costs to be recorded during the quarter ending December 31, 2010, which is set forth in Note 4 to the Consolidated Financial Statements of the Company at and for the period ended December 31, 2010, and which may be found under “Part 1. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, is hereby incorporated by reference in its entirety.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Retained Earnings for the three months and nine months ended December 31, 2010 and 2009, (ii) the Consolidated Balance Sheets at December 31, 2010, December 31, 2009 and March 31, 2010, and (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2011	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Controller
(Principal Accounting Officer)