Form 10-K
period 2011-03-31
UNIVERSAL CORP /VA/
filed 2011-05-26
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2011
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________________ TO__________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant’s common stock on September 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $825 million.

As of May 23, 2011, the total number of shares of common stock outstanding was 23,160,312.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the 2011 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

UNIVERSAL CORPORATION
FORM 10-K

General

This Annual Report on Form 10-K, which we refer to herein as our Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:  anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates; and general economic, political, market, and weather conditions.  For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.”  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report.  In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.

This Annual Report uses the terms “Universal,” “the Company,” “we,” “us,” and “our” to refer to Universal Corporation and its subsidiaries when it is not necessary to distinguish among Universal Corporation and its various operating subsidiaries or when any distinction is clear from the context in which it is used.

PART I

Item 1.	Business

A.	The Company

Overview

We are the leading global leaf tobacco merchant and processor.  We operate in over 30 countries on five continents.  Tobacco has been our principal focus since our founding in 1918.  The largest portion of our business involves the procurement, processing, packing, and supply of flue-cured and burley leaf tobacco to manufacturers of consumer tobacco products.  The reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions.  We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco-related services.  We generated approximately $2.6 billion in consolidated revenues and earned approximately $258 million in total segment operating income in fiscal year 2011.  Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries.  Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated.  See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

Key Operating Principles

We believe that by following several key operating principles we can continue to produce good financial returns from our business and enhance shareholder value.  These key operating principles are:

•
Strategic collaboration. We work closely with both our customers and suppliers to ensure that we deliver a product that meets our customers’ needs and to promote a strong supplier base.  We believe these relationships are particularly appropriate to the leaf tobacco industry where volume at an appropriate price is a key factor in long-term profitability.  We work to secure adequate factory volumes in all markets where we operate, but we balance that objective with the cost of sourcing incremental volumes in markets where we provide financing to farmers.  Collaboration supports the optimization of our inventory levels to reduce risk during market downturns by enabling us to target our tobacco production contracts against customer purchase indications.  Our challenge is to adapt our business model to meet our customers’ evolving needs while continuing to provide stability of supply and the high level of service that distinguishes our product.

•
Strong local management.  We operate with strong local management in major leaf tobacco markets.  We believe that having strong local management in each origin helps us better identify and adjust to changes in market conditions and provides us with specific market knowledge quickly.  We believe this is a key factor in our ability to continue to deliver the high quality, competitively priced products that our customers expect.

•
Diversified sources.  We strive to maintain diversified sources of leaf tobacco to minimize reliance on any one sourcing area so long as customers are willing to support such diversity. Although proportions vary with relative crop sizes, historically, South America has provided between 25% and 35% of the aggregate volume of flue-cured and burley tobacco that we handle, and North America and Africa each have provided between 20% and 30% of that aggregate volume.  However, industry changes, in particular lower processing volumes in the United States, may affect the relative quantities that we handle.  These changes are discussed in more detail in Item 7 under “Other Information Regarding Trends and Management Actions.”

•
Low-cost quality producer.  Our goal is to be the low-cost producer of quality products and services for our customers.  We focus on producing a compliant product in a cost-effective manner.  We sponsor farmer programs in good agricultural practices, the reduction of non-tobacco related materials, product traceability, environmental sustainability, and social responsibility, among others.

•
Financial strength.  We believe that our financial strength is important, because it enables us to fund our business efficiently and make investments in our business when an appropriate opportunity is identified.  We believe that lower interest and capital costs give us a competitive advantage. Our financial strength also affords us financial flexibility in dealing with customer requirements and market changes.  We work to sustain our creditworthiness.

Additional Information

Our website address is www.universalcorp.com. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the SEC.  Access to these filings on our website is available free of charge.  Copies are also available, without charge, from Universal Corporation Investor Relations, 9201 Forest Hill Avenue, Richmond, VA, 23235. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  We also post our press releases on our website.  Information on our website is not deemed to be incorporated by reference into this Annual Report.

In addition, our Corporate Governance Guidelines, Code of Conduct, and charters for the Audit Committee, the Executive Committee, the Executive Compensation, Nominating and Corporate Governance Committee, the Pension Investment Committee, and the Finance Committee are available free of charge to shareholders and the public through the “Corporate Governance” section of our website.  Printed copies of the foregoing are available to any shareholder upon written request to our Treasurer at the address set forth on the cover of this Annual Report or may be requested through our website, www.universalcorp.com.

B.	Description of Business

General

Our business involves buying, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world.  Buying leaf tobacco involves contracting with and financing farmers in many origins. We do not manufacture cigarettes or other consumer tobacco products.  Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing countries around the world, we process and sell flue-cured and burley tobaccos, as well as dark air-cured and oriental tobaccos.  We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, managing just-in-time inventory, and manufacturing reconstituted sheet tobacco. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products.  We generate our revenues from product sales, processing fees, and fees for other services.  Over 75% of our volume is derived from sales to customers with major market positions and with whom we have long-standing relationships.  Our sales consist primarily of flue-cured and burley tobaccos.  For the fiscal year ended March 31, 2011, our flue-cured and burley operations accounted for 89% of our revenues and 89% of our segment operating income.

Because unprocessed, or “green,” tobacco is a perishable product, processing of leaf tobacco is an essential service to our customers. Our processing of leaf tobacco includes grading in the factories, blending, quality picking, separation of leaf from the stems, drying, and packing to precise moisture targets for proper aging.  Accomplishing these tasks generally requires investments in plants and machinery in areas where the tobacco is grown. Processed tobacco that has been properly packed can be stored by customers for a number of years prior to use, but most processed tobacco is used within two to three years.

We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world.  We estimate that we have historically purchased between 20% and 30% of the annual production of such tobaccos in Brazil and between 35% and 45% in Africa. These percentages can change from year to year based on the size, price, and quality of the crops, and recent customer vertical integration moves could also affect them. In the United States, we sell processed U.S. tobacco to cigarette manufacturers, and we process U.S. flue-cured and burley tobacco on a fee basis.  We have a major processing facility in the United States, which handled about 45% of U.S. flue-cured and burley tobacco production in fiscal year 2011.  We expect our relative volumes handled in the United States to be lower in the coming fiscal year.  These changes are described elsewhere in Item 7 under “Other Information Regarding Trends and Management Actions.”  We participate in the procurement, processing, and sale of oriental tobacco through ownership of a 49% equity interest in what we believe to be the largest oriental leaf tobacco merchant in the world, Socotab, L.L.C.  In addition, we maintain a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position.

We also have a leading position in worldwide dark tobacco markets.  Our dark tobacco operations are located in most of the major producing countries and in other smaller markets. We operate in major dark tobacco producing countries, including the United States, the Dominican Republic, Indonesia, Paraguay, the Philippines, Nicaragua, and Brazil.  Dark tobaccos are typically used in the manufacture of cigars, pipe tobacco, and smokeless tobacco products, and as components of certain “roll-your-own” cigarette products.

Sales are made by our sales force and, to a much smaller degree, through the use of commissioned agents. Most customers are long-established tobacco product manufacturers.

We conduct our business in varying degrees in a number of countries, including Argentina, Bangladesh, Brazil, Canada, the Dominican Republic, Ecuador, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Nicaragua, Paraguay, the People’s Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, the United States, Zambia, and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Macedonia, and Turkey.

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

Our foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, we advance funds, guarantee local loans, or do both, each in substantial amounts, for the eventual purchase of tobacco. The majority of these seasonal advances and loan guarantees mature in one year or less upon the farmers’ delivery of contracted tobaccos.  Most advances to farmers are denominated in local currency, which is a source of foreign currency exchange rate risk.  Most tobacco sales are denominated in U.S. dollars, which reduces our foreign currency exchange risk after the tobacco has been purchased.  See Item 1A, “Risk Factors” for further information about our foreign currency exchange risk.

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

We normally operate each of our processing plants for seven to nine months of the year. During this period for each region, inventories of green tobacco, inventories of processed tobacco, and trade accounts receivable normally reach peak levels in succession. We normally finance this expansion of current assets with cash, short-term notes payable to banks, and customer advances, and these funding sources normally reach their peak usage in each region during its respective purchasing or processing period. Our balance sheet at our fiscal year end reflects seasonal expansions in working capital in South America, Central America, and Western Europe.

Customers

A material part of our business is dependent upon a few customers. For the year ended March 31, 2011, each of Philip Morris International, Inc., Japan Tobacco Inc., and Imperial Tobacco Group, PLC, including its respective affiliates, accounted for 10% or more of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have long-standing relationships with these customers.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Management’s Actions and Trends.”

We had commitments from customers for approximately $571 million of the tobacco in our inventories at March 31, 2011. Based upon historical experience, we expect that at least 90% of such orders will be delivered during fiscal year 2012. Most of our product requires shipment via oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as container availability, port access and capacity, and changing customer requirements for shipment.

As more fully described in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we recognize sales revenue at the time that title to the tobacco and risk of loss passes to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, principally the United States, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the ability to meet customer specifications in the buying, processing, and financing of tobacco, and on the price charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy and sell the available tobacco. Our principal competitor is Alliance One International, Inc. (“Alliance One”).  Alliance One operates in many of the countries where we operate.  Based on our estimates, we do not believe that worldwide market shares differ substantially between the two companies.  Most of our major customers are partially vertically integrated, and thus, also compete with us for the purchase of leaf tobacco in many of the major markets.

In most major markets, smaller competitors are very active.  These competitors typically have lower overhead requirements and provide less support to customers and farmers.  Due to their lower cost structures, they can often offer a price on products that is lower than our price.  However, we believe that we provide quality controls that add value for our customers in an increasingly regulated world and make our products highly competitive.

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

Financial Information about Segments

Our North America and Other Regions reportable segments, which represent our flue-cured and burley tobacco operations, accounted for 13% and 76% of our revenues and 23% and 66% of our segment operating income, respectively, in fiscal year 2011.  Our Other Tobacco Operations reportable segment accounted for 11% of our revenues and 11% of our segment operating income in fiscal year 2011.   Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years, along with segment assets for each reportable segment at March 31, 2011, 2010, and 2009, are set forth in Note 15 to the consolidated financial statements, which are included in Item 8 of this Annual Report.  Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 15 to the consolidated financial statements.

C.	Employees

We employed over 26,000 employees throughout the world during the fiscal year ended March 31, 2011.  We estimated this figure because the majority of our personnel are seasonal employees.

D.	Research and Development

We did not expend material amounts for research and development during the fiscal years ended March 31, 2011, 2010, or 2009.

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

We have seen an increase in competition for both the purchase and sale of leaf from small leaf tobacco merchants in some of the markets where we conduct business.  Some of these small leaf tobacco merchants have expanded to operate in more than one country.  Since they typically provide little or no support to farmers, these small leaf tobacco merchants typically have lower overhead requirements than we do. Due to their lower cost structures, they often can offer a price on products that is lower than our price.  We have also seen an increase in our customers directly sourcing leaf tobacco from farmers to meet some of their raw material needs. Direct sourcing is likely to provide our customers with some quantities of tobacco which they prefer not to use in their existing blends and that may be offered for sale.  These increases in competition for both the sale and purchase of leaf could reduce the volume of the leaf we handle and could negatively impact our financial results.

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

Any significant change in these factors could cause a material imbalance in the supply of and demand for tobacco, which would affect our results of operations.

Our financial results will vary according to growing conditions, customer requirements, and other factors.  These factors also limit the ability to accurately forecast our future performance and increase the risk of an investment in our common stock or other securities.

Our financial results, particularly our year-over-year quarterly comparisons, may be significantly affected by variations in tobacco growing seasons and fluctuations in crop sizes. The timing of the cultivation and delivery of tobacco is dependent upon a number of factors, including weather and other natural events, and our processing schedules and results of operations can be significantly altered by these factors. In addition, the potential impact of climate change is uncertain and may vary by geographic region. The possible effects, as described in various public accounts, could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations and the supply and demand for leaf tobacco. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services, as a result of climate change or otherwise, may also significantly impact our results of operations.

Further, the timing and unpredictability of customer orders and shipments may require us to keep tobacco in inventory or otherwise increase our risk and may also result in variations in quarterly and annual financial results.  We base sales recognition on the passage of ownership, usually with shipment of product.  Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on the needs and shipping instructions of our customers and the availability of transportation services.  These fluctuations result in varying volumes and sales in given periods, which also reduce the comparability of financial results.

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

Numerous other legislative and regulatory anti-smoking measures have been proposed at the federal, state, and local levels. The United States only produces about 8% of the cigarettes manufactured outside of the People’s Republic of China.

A number of foreign governments and global non-government organizations also have taken or proposed steps to restrict or prohibit tobacco product advertising and promotion, to increase taxes on tobacco products, to indirectly limit the use of certain types of tobacco, and to discourage tobacco product consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated and promoted globally under the auspices of the World Health Organization (“WHO”).  We cannot predict the extent to which the efforts of governments or non-governmental agencies to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for tobacco products and services and could have a material adverse effect on our results of operations.

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

 Certain recommendations by the WHO, through FCTC, may cause shifts in customer usage of certain styles of tobacco.  As seen in countries like Canada and Brazil, efforts have been taken to eliminate ingredients from the manufacturing process for tobacco products.  Such decisions could cause a change in requirements for certain styles of tobacco in particular countries.  Shifts in customer demand from one type of tobacco to another could create sourcing difficulties as requirements move from one origin to another.

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

Our international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and also to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include undeveloped or antiquated commercial law, the expropriation or nationalization of assets, and the authority to revoke or refuse to renew business licenses and work permits, may adversely impact our ability to effectively manage our operations in those countries. For example, in the past, we have experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government’s economic policies, and government actions in Zimbabwe reduced the tobacco crop there, causing us to shift sourcing of tobacco to other countries. We have substantial capital investments in South America and Africa, and the performance of our operations in those regions can materially affect our earnings.  If the political situation in any of the countries where we conduct business were to deteriorate significantly, our ability to recover assets located there could be impaired. To the extent that we do not replace any lost volumes of tobacco with tobacco from other sources, or we incur increased costs related to such replacement, our financial condition, results of operations, or both would suffer.

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

We extend credit to both farmers and customers. A significant bad debt provision related to amounts due could adversely affect our results of operations. In addition, crop advances to farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, delivery failure, or permanent reductions in crop sizes, full recovery of advances may never be realized, or otherwise could be delayed until future crops are delivered.  See Notes 1 and 14 to the consolidated financial statements in Item 8 for more information on these extensions of credit.

Fluctuations in foreign currency exchange rates may affect our results of operations.

We account for most of our tobacco operations using the U.S. dollar as the functional currency.  The international tobacco trade generally is conducted in U.S. dollars, and we finance most of our tobacco operations in U.S. dollars.  Although this generally limits foreign exchange risk to the economic risk that is related to leaf purchase and production costs, overhead, and income taxes in the source country, significant currency movements could materially impact our results of operations.  Changes in exchange rates can make a particular crop more or less expensive in U.S. dollar terms.  If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market.  This could negatively affect the profitability of that crop and our results of operations.  In certain tobacco markets that are primarily domestic, the local currency is the functional currency.  Examples of these markets are Hungary and Poland.  Similarly the local currency is the functional currency in other markets, such as Western Europe, where export sales have been denominated primarily in local currencies. In these markets, reported earnings are affected by the translation of the local currency into the U.S. dollar. See Item 7A, “Qualitative and Quantitative Disclosure About Market Risk” for additional discussion related to foreign currency exchange risk.

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

We have used currency hedging strategies to reduce our foreign currency exchange rate risks in some markets.  In addition, where we source tobacco in countries with illiquid or nonexistent forward foreign exchange markets, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale and by minimizing our net investment in these countries.  To the extent that we have net monetary assets or liabilities in local currency, we may have currency remeasurement gains or losses that will affect our results of operations.

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

Low investment performance by our defined benefit pension plan assets may increase our pension expense and may require us to fund a larger portion of our pension obligations, thus, diverting funds from other potential uses.

We sponsor a domestic defined benefit pension plan that covers certain eligible employees. Our results of operations may be positively or negatively affected by the amount of income or expense we record for this plan. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense for fiscal year 2011 are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to “Funded status of pension and other postretirement benefits.”  At the end of fiscal year 2011, the projected benefit obligation of our U.S. pension plans was $211 million and assets were $178 million. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 11 to the consolidated financial statements in Item 8.  Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans under requirements of the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to pension plans.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Except as noted, we own the following significant properties (greater than 500,000 square feet):

Location	Principal Use	Area
		(Square Feet)
Flue-Cured and Burley Leaf Tobacco Operations:
North America:
United States
Nash County, North Carolina	Factory and storages	1,304,000

Canada
Simcoe, Ontario (1)	Factory and storages	569,000

Other Regions:
Brazil
Santa Cruz	Factory and storages	2,670,000
Joinville (2)	Factory and storages	1,450,000
Venancio Aires	Storages	860,000

Malawi
Lilongwe	Factory and storages	942,000

Mozambique
Tete	Factory and storages	748,000

Philippines
Pasig City	Factory and storages	672,000

Tanzania
Morogoro	Factory and storages	803,000

Zimbabwe
Harare (3)	Factory and storages	1,445,000

Other Tobacco Operations:
United States
Lancaster, Pennsylvania	Factory and storages	735,000

(1) Held for sale at March 31, 2011. Sale of the factory was completed in May 2011.
(2) Leased from a third party.
(3) Owned by an unconsolidated subsidiary.

We lease headquarters office space of about 45,000 square feet at 9201 Forest Hill Avenue in Richmond, Virginia, which we believe is adequate for our current needs.

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

In addition to our significant properties listed above, we own other processing facilities in the following countries: Germany, Hungary, Italy, the Netherlands, the Philippines, Poland, and the United States. In addition, we have ownership interests in processing plants in Guatemala and Mexico and have access to processing facilities in other areas, such as Argentina, India, the People’s Republic of China, South Africa, and Zambia.  Socotab L.L.C., an oriental tobacco joint venture in which we own a noncontrolling interest, owns tobacco processing plants in Turkey, Macedonia, and Bulgaria.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union (“General Court”).  A hearing was held in June 2009, and on September 8, 2010, the General Court issued its decision, in which it reduced the amount of the Deltafina fine to €6.12 million. The General Court held in part that the Commission erred in finding Deltafina acted as the leader of the Spanish cartel, and that the Commission’s corresponding increase of the underlying fine by 50% was not justified.  Deltafina filed an appeal to the General Court decision with the European Court of Justice on November 18, 2010.  Although Deltafina agreed with the General Court that there was no basis for finding that Deltafina had acted as the leader of the Spanish cartel, Deltafina believed the General Court erred in not reducing the remaining fine further based on numerous grounds. A hearing has not been set to date and an ultimate resolution to the matter could take several years.   We had deposited funds in an escrow account with the Commission in February 2005 in an amount equal to the original fine.  We received funds from escrow in an amount equal to the reduction by the General Court plus interest that had accrued thereon.  As a result of the General Court’s decision in September 2010, during the second quarter of fiscal year 2011, we reversed €5.76 million (approximately $7.4 million) of the charge previously recorded to accrue the fine and recognized approximately $1.2 million of interest income returned on the escrow funds.  The reversal of the fine is included in selling, general and administrative expense in the consolidated statement of income.

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

  On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of conditional immunity contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity.  On November 15, 2005, we received notification that the Commission had imposed fines totaling €30 million (about $42 million at the March 31, 2011 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

We do not believe that the decision can be reconciled with the Commission’s Statement of Objections or the facts.  In January 2006, Deltafina and Universal Corporation each filed appeals in the General Court.  Deltafina’s appeal was held on September 28, 2010.  For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal.  Based on consultation with outside legal counsel, we believe it is probable that Deltafina will prevail in the appeals process and we have not accrued a charge for the fine.  If both Deltafina and Universal Corporation are ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €5 million (about $8 million) at March 31, 2011.  Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Cash dividends declared		$0.47	$0.47	$0.48	$0.48
Market price range	High	55.92	44.82	43.34	43.72
	Low	38.38	35.44	37.05	37.74

2010
Cash dividends declared		$0.46	$0.46	$0.47	$0.47
Market price range	High	38.29	44.02	49.48	55.19
	Low	29.27	33.46	41.27	45.36

2009
Cash dividends declared		$0.45	$0.45	$0.46	$0.46
Market price range	High	64.96	55.63	52.03	35.17
	Low	45.00	44.24	29.83	25.82

Our current dividend policy anticipates the payment of quarterly dividends in the future.  However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements.  Under the terms of our Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), we may not declare or pay dividends on our common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid.  The Preferred Stock contains provisions that prohibit the payment of cash dividends if certain income and shareholders’ equity levels are not met.  Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends.  We were in compliance with all such covenants at March 31, 2011.  At May 23, 2011, there were 1,448 holders of record of our common stock.  See Notes 6 and 12 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.

Purchases of Equity Securities

The following table summarizes our repurchases of our common stock for the three-month period ended March 31, 2011:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1, 2011 to January 31, 2011	113,790	$39.15	113,790	$92,378,796
February 1, 2011 to February 28, 2011	105,650	40.17	105,650	88,135,005
March 1, 2011 to March 31, 2011	109,500	42.23	109,500	83,510,350
Total	328,940	$40.51	328,940	$83,510,350
(1)
Repurchases are based on the date the shares were traded.  This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2009.  It authorizes the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors.   The stock repurchase program will expire on the earlier of November 15, 2011, or when we have exhausted the funds authorized for the program.

Item 6.	Selected Financial Data
	Fiscal Years Ended March 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data, ratios and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,571,527	$2,491,738	$2,554,659	$2,145,822	$2,007,272
Income from continuing operations	$164,550	$170,345	$132,561	$116,484	$73,751
Income (loss) from discontinued operations	$—	$—	$—	$(145)	$(36,059)
Net income.	$164,550	$170,345	$132,561	$116,339	$37,692
Net income attributable to Universal Corporation (1)	$156,565	$168,397	$131,739	$119,156	$44,352
Earnings available to Universal Corporation common shareholders	$141,715	$153,547	$116,889	$104,306	$29,667
Return on beginning common shareholders’ equity	15.6%	18.8%	13.0%	12.8%	3.8%
Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic:
From continuing operations	$5.94	$6.21	$4.57	$3.83	$2.53
From discontinued operations	$—	$—	$—	$(0.01)	$(1.39)
Net income	$5.94	$6.21	$4.57	$3.82	$1.14
Diluted:
From continuing operations	$5.42	$5.68	$4.32	$3.71	$2.52
From discontinued operations	$—	$—	$—	$(0.01)	$(1.39)
Net income	$5.42	$5.68	$4.32	$3.70	$1.13

Financial Position at Year End
Current ratio	3.08	2.75	2.74	3.33	2.23
Total assets	$2,227,867	$2,371,040	$2,138,176	$2,186,761	$2,328,822
Long-term obligations	$320,193	$414,764	$331,808	$402,942	$398,952
Working capital	$1,065,883	$1,078,077	$954,044	$1,028,732	$852,391
Total Universal Corporation shareholders’ equity	$1,185,606	$1,122,570	$1,029,473	$1,115,631	$1,030,733

General
Ratio of earnings to fixed charges	9.41	9.43	5.54	4.66	3.16
Ratio of earnings to combined fixed charges and preference dividends	5.17	5.29	3.55	3.16	2.29
Number of common shareholders	1,447	1,518	1,597	1,708	1,807
Weighted average common shares outstanding:
Basic	23,859	24,732	25,570	27,263	25,935
Diluted	28,888	29,662	30,466	32,186	26,051
Dividends per share of convertible perpetual preferred stock (annual)	$67.50	$67.50	$67.50	$67.50	$67.50
Dividends per share of common stock (annual)	$1.90	$1.86	$1.82	$1.78	$1.74
Book value per common share	$41.85	$37.39	$32.66	$33.23	$30.34

(1)	We hold less than a 100% financial interest in certain consolidated subsidiaries, and a portion of net income is attributable to the noncontrolling interests in those subsidiaries.

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

Significant items included in the operating results in the above table are as follows:

•
Fiscal Year 2011 – $7.4 million reversal of a portion of a charge recorded in fiscal year 2005 to accrue a fine imposed by the European Commission on Deltafina, S.p.A., our subsidiary in Italy, related to tobacco buying practices in Spain.  The reversal reflected a favorable European Union’s General Court decision in Deltafina’s appeal of the fine. We also recorded a $19.4 million gain on the assignment of farmer contracts and sale of related assets in Brazil to an operating subsidiary of a major customer. In addition to those items, which benefited fiscal year 2011 earnings, we recorded $21.5 million in restructuring and impairment costs during the year. A significant portion of those costs related to our decision to close our leaf tobacco processing operations in Canada and sell the assets of those operations. Restructuring charges were also recorded to recognize costs associated with voluntary early retirement offers in our U.S. operations and additional voluntary and involuntary separations in various other locations. On a combined basis, the net effect of these items increased income before income taxes by $5.3 million, and increased net income by $3.3 million, or about $0.12 per diluted share.

•
Fiscal Year 2009 – $50.6 million in losses from currency remeasurement and exchange, primarily caused by the effect of the rapid devaluation of the Brazilian currency between June and December 2008.  The effect of these losses was a reduction in net income of $32.9 million, or $1.08 per diluted share.

•
Fiscal Year 2008 – $29.3 million in gains from currency remeasurement and exchange, reflecting the general strengthening of world currencies against the U.S. dollar and mark-to-market gains realized on forward contracts to hedge tobacco purchases in Brazil.  We also recorded $12.9 million in restructuring costs, consisting partly of $7.9 million in severance and voluntary termination benefits associated with the downsizing of our operations in Canada, the release of farm managers and workers employed in flue-cured tobacco growing projects that we exited in Zambia and Malawi, a workforce reduction in our operations in Malawi, a decision to close and consolidate a sales and logistics office in Europe, and other cost reduction initiatives at several smaller locations.  In addition, restructuring costs included $5 million of curtailment losses associated with actions taken to terminate a small defined benefit pension plan and freeze another small plan.  We also recorded a separate charge of $7.8 million to accrue an obligation established by Malawi court rulings that require employers there to provide severance benefits in addition to company-sponsored pension benefits in employee retirement or termination situations.  Those rulings also expanded the qualified compensation on which the severance benefit is based.  In addition to these costs, our results for the fiscal year included a gain of $6.5 million on the sale of surplus timberland in Brazil.  On a combined basis, the net effect of these items increased income before noncontrolling interest and income taxes by $15.1 million, and increased income from continuing operations and net income by $10.3 million, or $0.32 per diluted share.

•
Fiscal Year 2007 – $30.9 million in impairment charges, primarily related to our exit from flue-cured growing projects in Africa at the end of the 2006-07 crop year.  After noncontrolling interest and income tax effects, the charges reduced income from continuing operations and net income by $24.2 million, or $0.93 per diluted share.  In addition, we recorded provisions for uncollectible farmer advances in Brazil and in several African countries totaling $31.9 million.  Over half of those provisions related to the growing projects that we exited.  The results also included lower-of-cost-or-market inventory provisions of $12.8 million related to tobacco produced in those African growing projects.  After noncontrolling interest and income tax effects, the provisions reduced income from continuing operations and net income by $27.5 million, or $1.06 per diluted share.  We also recorded a net loss on the sale of a significant portion of our non-tobacco operations and an impairment charge on the remaining non-tobacco operations held for sale.  We completed the sale of those operations in fiscal year 2008.  On a combined basis, those items created a loss from discontinued operations and reduced net income by $44.5 million before income taxes, $45.0 million after tax, or $1.74 per diluted share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, “Business” and Item 8, “Financial Statements and Supplementary Data.”  For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements, see “General,” and Part I, Item 1A, “Risk Factors.”

OVERVIEW

We are the leading global leaf tobacco merchant and processor. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services.

During the last three years, we have seen a rapidly developing supply cycle that began with shortages following the short African burley crops in 2008.  Those shortages prompted customers to build inventories from the ensuing crops, and the intensity of that demand for all types of cigarette leaf, coupled with competition with commodity crops, increased the price of leaf at the farm level, which is a normal way of increasing supply.  As leaf has become more available and prices have been influenced by a weakening U.S. dollar, customers have begun to reduce inventories. Lower cigarette demand in developed markets may have also have contributed to those reductions. The industry has now reached oversupply conditions, primarily in cigarette tobaccos.  We are beginning to see the traditional effects of oversupply: margin pressures, falling leaf prices at the farm level, and increasing uncommitted dealer inventories.  Each of the fiscal years in the period is described in the following information:

In fiscal year 2009, green tobacco costs were very high during most of the purchasing season, and farmers’ costs for fertilizer and other input materials to produce crops for the following year were high as well. Green tobacco prices increased in U.S. dollar terms as the dollar weakened against most currencies early in the year.  Those prices also increased in local currency terms to protect supply against competition from commodity crops, which were in great demand. By the end of the year, economic conditions had changed the environment and reduced the pressure on costs heading into fiscal year 2010. The U.S. dollar had strengthened as well, also reducing costs; however, because of the long product cycle, a significant portion of our cost in some areas had been incurred before the dollar strengthened.

In fiscal year 2010, the market was in balance with no significant amounts of uncommitted inventory in the hands of the dealer group. Large African burley crops that had threatened to create some excess were absorbed by the market. Although we began to see increased customer concern about costs, the higher cost of leaf was passed through in selling prices. One of our customers, Japan Tobacco, Inc., responded to higher crop costs and leaf supply concerns by announcing that they were preparing to source some of their leaf directly in the United States, Brazil, and Malawi.

In fiscal year 2011, we continued to see large burley crops while flue-cured production was reduced somewhat by a weather issue in Brazil. During the year, we began to see the signs of oversupply in lower margins and elevated dealer inventories. In addition, we assigned farmer contracts in Brazil to a subsidiary of Philip Morris International as part of their efforts to increase their direct sourcing capability there. In response to the customer efforts in direct sourcing and our need to reduce costs in an oversupplied market, we began a process of reviewing each of our operations with the purpose of rationalizing global operations to fit the new market conditions.  That process has given rise to numerous cost-saving initiatives, and it is continuing.

We achieved strong results for fiscal year 2011, particularly in light of the challenging market conditions that we faced.   Recent customer efforts to obtain leaf directly from farmers have changed parts of our business. In the last two years, both Japan Tobacco and Philip Morris International have taken steps to purchase more of their leaf needs directly from farmers.  As we have said, we believe we have already experienced the effects of Japan Tobacco’s increase in direct leaf procurement on our volumes in fiscal year 2011 in the United States, Malawi, and Brazil.  Philip Morris International’s assumption of farmer contracts will reduce our purchases of Brazilian leaf in fiscal year 2012. We continue to expect that, after contracts expire this month, our processing volumes in the United States will decline significantly.  As we noted last year, we estimate that reduction will cause a decrease of about $30 million in operating income. We have had some success in broadening our customer base and expanding the services we offer our customers.  However, in the near term, we will not be able to replace all the processing volumes lost in the United States.

At the same time, we are experiencing the effects of leaf oversupply that we have been predicting, and we expect to see the financial impact of lower leaf prices and tighter margins that typify such cycles in fiscal year 2012.   We believe that during the two prior fiscal years of higher than normal demand, a number of customers increased their leaf inventory levels.  Those higher inventories, combined with softer cigarette sales in some markets, have led to reduced leaf demand for current crops, evidenced by slower than normal purchasing in major markets.

Periodic cycles of under- and oversupply of leaf are not unusual in our business, and we have successfully navigated oversupplied markets throughout the history of the company.  Although dealer unsold inventories are currently not excessive, we expect them to grow significantly during this season.  Our uncommitted inventories are still at a manageable level, and we are working aggressively to avoid accumulating excess inventories during the oversupply period.  However, we will not be able to avoid some accumulation of unsold inventory or the inevitable pressure on margins that comes with an oversupply.

We believe that our discipline and conservative capital structure will stand us in good stead during this period. In addition, our cost-saving restructuring initiatives are well underway, and we will continue to review our operations to control or reduce costs. We have continued to assert the value that the dealer industry adds to the system, both to the manufacturer and farmer, and that is especially important in today’s markets.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2011, Compared to the Fiscal Year Ended March 31, 2010

For the fiscal year ended March 31, 2011, diluted earnings per share were $5.42, down about 5% from last year’s record earnings of $5.68 per diluted share. Net income attributable to Universal Corporation for fiscal year 2011 was $156.6 million, a decrease of 7% compared to $168.4 million last year, primarily due to lower results in our South American operations and Oriental tobacco joint venture.   Revenues for fiscal year 2011 were $2.6 billion, a 3% increase compared to last year, reflecting higher selling prices on lower volumes shipped during the period.  The price increases were generally related to higher green leaf costs  and the effects of a weak U.S. dollar.

Results for fiscal year 2011 also include the effects of several non-recurring items, which provided a net pretax benefit of $5.3 million, or about $0.12 per diluted share.  During the third fiscal quarter, we recorded a net gain of $19.4 million before taxes, or $0.44 per diluted share, to recognize the assignment of tobacco production contracts with approximately 8,100 farmers in Brazil, along with the sale of related assets, to a subsidiary of Philip Morris International (“PMI”).  In addition, the second fiscal quarter included a benefit of $7.4 million before taxes, or $0.17 per diluted share, for the reversal of a portion of a previously recorded European Commission fine after a favorable court ruling. These gains were largely offset by the effects of combined restructuring and impairment charges associated with our initiatives to adjust various operations and reduce costs, including a significant portion related to the closure of our Simcoe operations in Canada.  Most of the restructuring costs represent accruals for employee termination benefits at operating locations in North America, South America, Africa, and Europe and at corporate headquarters.  Total restructuring and impairment costs for the fiscal year ended March 31, 2011, were $21.5 million, or $0.49 per diluted share, of which about $5.6 million are noncash charges.

Cost of goods sold increased by nearly 6% due to the influence on leaf prices of a weaker U.S. dollar and higher farm input costs, as well as a lower proportion of stem in the sales mix.  Selling, general, and administrative expenses decreased by more than $33 million, or 12%, compared to last year.  Predominant factors in the reduced expense for the year included the $7.4 million reversal of the European Commission fine, an $11 million comparative benefit from net currency remeasurement and exchange gains in the current year compared with net losses in the prior year, last year’s accruals for costs associated with the Foreign Corrupt Practices Act (“FCPA”) matter, and lower compensation expense.

Interest expense for the year decreased by $1.2 million as the impact of higher average debt balances was outweighed by lower average effective interest rates.  Interest income increased by $1.5 million compared to last year primarily due to the recognition of interest income on the return of funds escrowed to bond the appeal of the European Commission fine.

The consolidated effective income tax rate for the twelve months ended March 31, 2011, was approximately 32% versus nearly 34% for fiscal year 2010.  In both cases, the full year rate was lower than the 35% U.S. federal statutory rate due to the recognition of foreign tax credits and to the reversal of previously recorded liabilities for uncertain tax positions based on favorable resolution or expiration of statutes of limitations for the related tax years.

Flue-cured and Burley Leaf Tobacco Operations

For the fiscal year ended March 31, 2011, operating income for the flue-cured and burley tobacco operations was about $229 million, a 4% decrease compared to the prior year’s record $240 million results.  The decrease was caused primarily by reduced volumes and margins in some operations within the Other Regions segment.   Revenues for the group were relatively flat as reduced volumes for the year in South America, Europe, and North America, were balanced by higher volumes in Africa and Asia.

Operating income of $170 million for the Other Regions segment was down about 7% compared to the prior year.  Earnings in Africa increased over the previous year on higher sales volumes as well as additional third-party processing. The region also benefited from net gains on foreign currency remeasurement and exchange compared to net losses in the prior year.  Asia results were improved for the year as well, primarily due to higher volumes from larger crops in the Philippines and better margins related to lower unit costs on those volumes.  South America results were down significantly, affected by lower volumes sold from both Brazil and Argentina. A smaller Brazilian crop due to weather conditions, significantly lower customer demand for Argentine leaf, and the effects of customer inventory corrections all reduced volumes.  Margins also declined on higher unit production costs and higher green leaf prices.  Earnings in Europe were also down for the fiscal year on lower volumes and margins, lower exchange gains this year, and the translation effects of a stronger dollar against the Euro and other European currencies.  Overall results for this segment benefited from lower selling, general, and administrative expenses caused by the previously mentioned currency gains as well as lower overhead expenses, in part related to FCPA and employment costs in the prior year.  Although overall volumes for the Other Regions segment were down, cost of sales increased on higher leaf costs, in part due to the weaker dollar. Overall segment revenues were up as those higher costs of leaf were reflected in selling prices.

The  North America segment reported improved operating income of $59 million as lower U.S. volumes from the fiscal year 2011 crop were offset by sales of carryover crops, additional third-party processing business in the United States, and lower overhead charges.  Revenues for the segment were down by about 5% on reduced sales volumes despite improved product mix. Cost of sales for this segment was lower on overall lower volumes sold, while selling, general and administrative costs benefited from overhead reductions.

Other Tobacco Operations

In the Other Tobacco Operations segment, operating income for fiscal year 2011 declined by 28% to about $29 million, due primarily to significantly lower results from the oriental tobacco joint venture on reduced sales volumes on customer inventory adjustments as well as lower margins and smaller currency remeasurement gains. Dark tobacco results were flat compared with the prior fiscal year as the effects of increased volumes and reductions in domestic overhead costs were reduced by lower earnings resulting from the weather-damaged Indonesian crop, which is also expected to affect next fiscal year’s results.  Revenues for this segment increased by 20% to $287 million, primarily related to higher sales in the just-in-time services group, increased dark tobacco shipments after a soft beginning to the prior year, and higher imports of oriental tobacco into the United States.  Those higher volumes also caused an increase in cost of sales while selling general and administrative costs were flat.

Fiscal Year Ended March 31, 2010, Compared to the Fiscal Year Ended March 31, 2009

Diluted earnings per share for the fiscal year ended March 31, 2010, were $5.68, up 31% from last year’s results of $4.32 per diluted share in the fiscal year ended March 31, 2009. Net income improved by 28% to a record $168 million. Results for fiscal year 2009 had been overshadowed by large currency losses in South America.  Those losses were not repeated in fiscal year 2010, accounting for a large portion of the change. Revenues were down by about 2%, reflecting lower volumes in several areas, offset by improved sales mix as lower priced by-products constituted a smaller proportion of total sales. Lower volumes were primarily attributable to shipment delays during fiscal year 2010 in some regions, lower trading volumes in North America, and last year’s accelerated shipments of dark tobacco during fiscal year 2009.

Cost of sales was 4% lower primarily because of lower volumes in some segments, and lower costs in areas where currency changes lowered inventory costs.   Selling, general, and administrative expenses decreased by about $24 million, or 8%, compared to last year. The primary factor in the reduced expense for fiscal year 2010 was lower currency remeasurement and exchange losses, which were down $45 million. That change more than offset the effect of other items, including higher incentive compensation expense, higher legal and professional costs, and lower gains on the sale of property and equipment.

Compared to fiscal year 2009, interest expense was about $11 million lower, largely due to the reduction in short-term borrowing rates during the year. About 70% of our debt was based on variable interest rates. The rate reduction also reduced interest income during fiscal year 2010.

Income tax expense increased by $22 million as a slightly higher effective tax rate was applied to higher income before taxes. Although the rate was higher than the rate in fiscal year 2009, it remained below the U.S. statutory rate in fiscal year 2010, primarily because of the reversal of liabilities previously recorded for uncertain tax positions based on the expiration of statutes of limitations for the related tax years and other factors. Those adjustments more than offset an accrual to record U.S. income taxes on earnings that were previously considered to be permanently reinvested offshore, as well as other smaller adjustments.

Flue-cured and Burley Leaf Tobacco Operations

Fiscal year 2010 operating income for our flue-cured and burley operations was up 27%, to $240 million, which was a record for the group. The $51 million increase was primarily related to lower currency costs, but fiscal year 2010 also saw much higher Asian trading volumes and the benefits of management’s focus on improving the profitability of smaller operations that had been marginal performers in past years. Revenue for this group was off slightly as lower volumes in most regions were largely offset by the Asian increases.

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

Results for the Other Regions segment improved by 30%, to $183 million, largely on the strength of lower currency costs in fiscal year 2010. The reduction in currency costs primarily benefited South American operations where the rapid strengthening of the U.S. dollar in fiscal year 2009 caused a loss in value of local currency balances, primarily related to farmer receivables. The U.S. dollar remained relatively strong through the following spring and reduced the cost of the crop sold in fiscal year 2010. Asian trading volumes increased for the second consecutive year. African results were down slightly as delayed shipments related to logistical issues hampered performance, despite significant catch-up shipments late in the year. In Europe, higher green leaf costs proved difficult to recover in sales prices, although improvement in smaller operations benefited the region. Revenues for the Other Regions segment increased based primarily on the higher Asian trading volumes. Cost of sales declined as the stronger U.S. dollar near the beginning of fiscal year 2010 reduced costs despite higher local pricing in many areas. Selling, general, and administrative expenses were down substantially for the group on lower currency related costs for fiscal year 2010.

Other Tobacco Operations

Results for the Other Tobacco Operations segment were down by 5%, or about $1.9 million, compared to the fiscal year ended March 31, 2009, mainly due to lower earnings from the dark tobacco group. Near the end of fiscal year 2009, the dark tobacco operations experienced a surge in sales as customers accelerated purchases in anticipation of the enactment of U.S. excise tax increases. The dark tobacco group also incurred costs to consolidate their U.S. processing operations in fiscal year 2010.  Results for the oriental tobacco joint venture benefited from a decrease in interest expense.

Segment revenues were lower in fiscal year 2010 compared to fiscal year 2009.  Dark tobacco revenues declined on reduced volumes compared to fiscal year 2009’s accelerated shipments. Although the oriental tobacco joint venture is not a consolidated operation, it sells some leaf to a consolidated Universal subsidiary for import to customers in the United States. The revenue from those sales is included in revenues for Other Tobacco Operations. Some of those sales have been carried over into fiscal year 2011 and reduced revenues for fiscal year 2010.  Segment volume reductions also reduced cost of sales.  Selling, general, and administrative expenses for the segment decreased, primarily reflecting currency benefits in fiscal year 2010.

Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standard Updates that are relevant to our accounting and financial reporting and will become effective in future periods:

•
FASB Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which was issued by the FASB in October 2009.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. It also requires additional disclosures about the methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which means that we will be required to adopt the guidance effective April 1, 2011, the beginning of our fiscal year 2012.  The adoption of ASU 2009-13 is not expected to have a material effect on our financial statements.

•
FASB Accounting Standards Update 2011-04, “Fair Value Measurement” (“ASU 2011-04”), which was issued in May 2011.  The primary focus of ASU 2011-04 is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”).  While ASU 2011-04 does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied prospectively.  We are currently evaluating the revised guidance to determine the effect it will have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the fiscal year ended March 31, 2011, our operations generated positive operating cash flows.  Seasonal working capital requirements were higher during the year as the weaker dollar and higher crop input prices increased the cost of green tobacco.  Despite these requirements, we had more than sufficient liquidity to meet our needs.  We also continued our conservative financial policies, maintained our discipline on using our free cash flow, and reduced our leverage ratios while returning funds to shareholders.

Our liquidity and capital resource requirements are predominantly short-term in nature and primarily relate to working capital required for seasonal tobacco crop purchases.  Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, and currency fluctuations affect requirements during each year. The marketing of the crop in each geographic area is heavily influenced by weather conditions and follows the cycle of buying, processing, and shipping of the tobacco crop. The timing of individual customer shipping requirements may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to avoid liquidity risk.

We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal working capital requirements typically increase from March to September by as much as $300 million.  That funding requirement is primarily related to our Other Regions segment and includes purchasing crops in South America and Africa. The amount can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and shipment and customer payment timing differences. We deal with this uncertainty by maintaining substantial credit lines and cash balances.  In addition to our operating requirements for working capital, we have $95 million in medium-term notes maturing in September 2011, and we expect to provide around $10 million in funding to our pension plans. Available capital resources from our cash balances, a committed credit facility, and uncommitted credit lines exceed those anticipated needs. After balancing our capital structure, any excess cash flow from operations after dividends and capital expenditures will be available to fund expansion, purchase our stock, or otherwise enhance shareholder value.

Cash Flow

Our operations provided about $54 million in operating cash flows in fiscal year 2011, and we received $40 million from the assignment of farmer assets and the sale of related assets to an affiliate of Philip Morris International in Brazil and from other asset sales.  Using those funds and some of our cash balances, we spent $39 million on capital projects, returned $60 million to shareholders in the form of dividends, reduced our total debt by $42 million, and spent $47 million on repurchases of our common stock.  Cash flow from customer advances and deposits was $194 million lower in fiscal year 2011.  These funds vary from year to year based on customer needs and buying patterns.  At March 31, 2011, cash balances totaled $141 million.

Working Capital

Working capital at March 31, 2011, was nearly $1.1 billion, flat with last year’s level.  However, many of the components of working capital changed significantly.  Cash and cash equivalents decreased by almost $105 million.  Most of that decline reflected lower customer deposits and advances which were $99 million below March 31, 2010 levels.  Accounts receivable balances were $69 million higher, primarily due to African shipments that were delayed into the quarter ended March 31, 2011.  Accounts payable decreased by $47 million in large part due to decreased tobacco purchases in South America.  We are growing less tobacco in Brazil this year, and farmer crop deliveries are slower than normal.

Tobacco inventories at March 31, 2011, were down almost $70 million.  Lower inventories in North America due to sales of carryover crops there and lower current crop purchases in Brazil were partially offset by higher inventories in Africa on larger crops and in Europe on higher tobacco cost.  We usually finance inventory with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are obligated to buy their entire crop. Our uncommitted tobacco inventories increased by approximately $10 million to $171 million, or about 23% of tobacco inventory.  Uncommitted inventories at March 31, 2010, were $161 million, which represented 20% of tobacco inventory.

Share Repurchase Activity

We continued to repurchase shares of our common stock during fiscal year 2011. In November 2009, the Board of Directors approved a new share repurchase program, which superseded an expiring program.  The program expires on November 15, 2011 and authorizes purchases of up to $150 million of our common stock. Under the authorization, we will purchase shares from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements. As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability.  In fiscal year 2011, we purchased 1,113,125 shares of our common stock at a total cost of about $46.7 million, based on trading dates. At March 31, 2011, our available authorization under our current share repurchase program was $83.5 million, and approximately 23.2 million common shares were outstanding.

Capital Spending

Our capital expenditures are generally limited to those that add value for the customer, replace or maintain equipment, increase efficiency, or position us for future growth. Our capital expenditures were approximately $39 million in fiscal year 2011, $58 million in fiscal year 2010, and $36 million in fiscal year 2009. Depreciation expense was approximately $44 million in fiscal year 2011 and $41 million in each of fiscal years 2010 and 2009. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. We currently have no major capital expenditures planned in fiscal year 2012. However, from time to time we may undertake additional projects pursuant to customer requirements.

Outstanding Debt and Other Financing Arrangements

We consider the sum of notes payable and overdrafts, long-term debt (including current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders’ equity to be our total capitalization. Net debt decreased by $37 million to $432 million during the twelve months ended March 31, 2011. The decrease primarily reflects lower customer deposits and notes payable and overdrafts offsetting lower cash balances.  Net debt as a percentage of capitalization was approximately 27% at March 31, 2011, down from 29% at March 31, 2010, and it was lower than our target range of 35% to 45% of total capitalization. We repaid $15 million in maturing long-term debt during fiscal year 2011, and we have $95 million maturing during fiscal year 2012.  We also have an active, undenominated shelf registration filed with the SEC, which provides for future issuance of additional debt or equity securities.

As of March 31, 2011, we, together with our consolidated affiliates, had approximately $549 million in uncommitted lines of credit, of which approximately $399 million were unused and available to support seasonal working capital needs. We also had approximately $141 million in cash and cash equivalents, and we have a five-year committed revolving credit facility totaling $400 million. We entered into the facility in August 2007, and it will mature on August 31, 2012. As of March 31, 2011, we had no borrowings under the facility. Under the terms of our bank agreement, we must maintain certain levels of tangible net worth and observe restrictions on debt levels. We were in compliance with all such covenants at March 31, 2011.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. These agreements typically adjust interest rates on designated long-term obligations from fixed to variable. The swaps are accounted for as fair value hedges. At March 31, 2011, the fair value of our outstanding interest rate swap agreements was $10.2 million, and the notional amount swapped was $245 million. In fiscal year 2011, active swaps reduced interest expense by $8 million.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil as well as our net monetary asset exposure in the local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2011, the fair value of our open contracts designated as hedges was approximately $2.4 million. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was not material at March 31, 2011.  For additional information, see Note 9 to the consolidated financial statements in Item 8.

Pension Funding

Funds supporting our ERISA-regulated U.S. defined benefit pension plans increased by $14 million to $178 million because of gains in the investment portfolio during the fiscal year. By April 30, 2011, the market value of the fund was about $182 million. The accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were approximately $190 million and $211 million, respectively, as of March 31, 2011. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 11 to the consolidated financial statements in Item 8. We expect to make contributions of about $5 million to our ERISA-regulated plans during the next year. It is our policy to monitor the performance of the funds and to review the adequacy of our funding and plan contributions.

Contractual Obligations

Our contractual obligations as of March 31, 2011, were as follows:

(in thousands of dollars)	Total	2012	2013-2014	2015-2016	After 2016
Notes payable and long-term debt (1)	$610,362	$266,923	$239,272	$104,167	$—
Operating lease obligations	50,153	19,176	15,196	8,467	7,314
Inventory purchase obligations:
Tobacco	648,787	555,980	92,807	—	—
Agricultural materials	46,025	46,025	—	—	—
Other purchase obligations	9,110	8,930	180	—	—
Total	$1,364,437	$897,034	$347,455	$112,634	$7,314

(1)   Includes interest payments.  Interest payments on $149 million of variable rate debt were estimated on the basis of March 31, 2011 rates.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield and prices will depend on the quality of the tobacco delivered. About half of our crop year contracts to purchase tobacco are with farmers in Brazil. We have partially funded our tobacco purchases in Brazil and in other regions with advances to farmers and other suppliers, which totaled approximately $161 million at March 31, 2011.  In addition, we have guaranteed bank loans to farmers in Brazil that relate to a portion of our tobacco purchase obligations there. At March 31, 2011, we were contingently liable under those guarantees for outstanding balances of approximately $73 million (including accrued interest), and we had recorded a liability of approximately $21 million for the fair value of those guarantees. As tobacco is purchased and the related bank loans are repaid, our contingent liability is reduced.

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

Inventories

Inventories of tobacco are valued at the lower of cost or market with cost determined under the specific cost method.  Raw materials are clearly identified at the time of purchase.  We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale.  We also capitalize direct and indirect costs related to processing raw materials.  This method of cost accounting is referred to as the specific cost or specific identification method.  We write down inventory for changes in market value based upon assumptions related to future demand and market conditions if the indicated market value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities.  Market conditions that differ significantly from those assumed by management could result in additional write-downs.  We experience inventory write-downs routinely.  Inventory write-downs in fiscal years 2011, 2010, and 2009 were $8.5 million, $1.3 million, and $3.5 million, respectively.

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

Recoverable Value-Added Tax Credits

In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services.  In some countries, VAT is a national tax, and in other countries it is assessed at the state level.  Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed.  When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales.  We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities.  When tobacco is sold for export, VAT is normally not assessed.  In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments.  In those situations, we can accumulate unused VAT credits.  Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds.  Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits.  Due to these factors, in some countries we can accumulate significant balances of VAT credits over time.  We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer.  In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits.  At March 31, 2011, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $75 million, and the related valuation allowance totaled approximately $22 million.

Goodwill

We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. We follow applicable accounting guidance in determining the fair value of goodwill, which normally involves the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). The calculations in these models are normally not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Neither a one-percentage-point increase in the discount rate assumption nor a one-percentage-point decline in the cash flow growth rate assumption would result in an impairment charge. However, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could result in an impairment charge. The majority of our goodwill relates to our reporting unit in Brazil.

Fair Value Measurements

We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers in Brazil.  We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities.  Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of money market funds and trading securities.  Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy).  The fair value of the guarantees of bank loans to tobacco growers, which was approximately $21 million at March 31, 2011, is derived using an internally-developed discounted cash flow model.  The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate.  Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy.  At March 31, 2011, a 1% increase in the expected loss percentage for all guaranteed farmer loans would have increased the fair value of the guarantee obligation by approximately $0.8 million.  A 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation.  We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2011.

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

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in the financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are related to timing issues, such as differences in depreciation methods. Timing differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or income taxes related to expenses that have not yet been recognized in the financial statements but have been deducted in our tax return.  Deferred tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit in our financial statements. We record valuation allowances for deferred tax assets when the amount of estimated future taxable income is not likely to support the use of the deduction or credit.  Determining the amount of such valuation allowances requires significant management judgment, including estimates of future taxable income in multiple tax jurisdictions where we operate.  Based on our periodic earnings forecasts, we project the upcoming year’s taxable income to help us evaluate our ability to realize deferred tax assets.  We had small net operating loss (“NOL”) carryforwards in several foreign jurisdictions at March 31, 2011.  Based on future estimates of taxable income and/or available tax planning strategies in those jurisdictions, we expect to fully realize those NOL carryforwards.

At the beginning of fiscal year 2010, we had approximately $52 million of undistributed earnings of foreign subsidiaries on which no provision for U.S. income taxes had been recorded because those earnings were designated as permanently reinvested. Effective March 31, 2010, we changed the classification of those earnings to reflect a change in our intent to repatriate the earnings consistent with appropriate tax planning and good business practice in the respective foreign countries.  As a result of this change, approximately $3.5 million of additional income tax expense was recognized in fiscal year 2010 to record the applicable U.S. tax liability. We currently have no undistributed earnings of foreign subsidiaries that are classified as permanently reinvested.

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

For additional disclosures on income taxes, see Notes 1 and 5 to the consolidated financial statements in Item 8.

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

•
Retirement and mortality rates – Retirement rates are based on actual plan experience along with our near-term outlook. Early retirement assumptions are based on our actual experience.  Mortality rates are based on standard group annuity (RP-2000) mortality tables which have been updated to reflect improvements in projected life expectancy.

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

Sensitivity Analysis. The effect of the indicated decrease or increase in the selected assumptions is shown below, assuming no change in benefit levels:

(in thousands of dollars)	Effect on 2011 Projected Benefit Obligation Increase (Decrease)	Effect on 2012 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(27,535)	$(2,624)
1% decrease	33,438	3,084
Salary Scale:
1% increase	6,824	1,523
1% decrease	(6,465)	(1,433)
Long-Term Rate of Return on Assets:
1% increase	N/A	(1,990)
1% decrease	N/A	1,991

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(3,784)	(349)
1% decrease	4,491	150
Healthcare Cost Trend Rate:
1% increase	1,386	75
1% decrease	(1,210)	(66)

See Note 11 to the consolidated financial statements in Item 8 for additional information on pension and postretirement benefit plans.

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

OTHER INFORMATION REGARDING TRENDS
AND MANAGEMENT’S ACTIONS

Our financial performance depends on our ability to obtain an appropriate price for our products and services, to secure the tobacco volumes and quality desired by our customers, and to maintain efficient operations. We continually monitor issues that may impact supply of and demand for leaf tobacco, and the volumes of leaf tobacco that we handle.

Supply

As we begin fiscal year 2012, we are experiencing the effects of oversupply evidenced by slow market activity in major markets that will affect our results this year.  Successive large crops in several flue-cured sourcing areas have stimulated margin pressures from customers that are typical of an oversupplied market.  Following two fiscal years of higher than normal customer demand, we believe that a number of customers have built leaf inventory levels.  That factor, combined with softer cigarette sales in some markets, has led to reduced leaf demand.

Periodic cycles of under- and oversupply of leaf are not unusual in our business, and we have successfully navigated oversupplied markets throughout the history of the company.  Although each one has unique features, the process is generally the same.  Crop sizes are lowered to permit supply to match demand.  Although current dealer unsold inventories are not excessive, we expect them to grow significantly during this season.  In addition, there are new participants in several markets with some customers sourcing additional portions of their tobacco needs.  These factors may prolong the effect of the oversupply on the dealer industry.  We plan to work aggressively to avoid accumulating excess inventories during this period, but even if we are successful, these market conditions will cause margin reductions.

Production

Worldwide flue-cured tobacco production in fiscal year 2011 increased by 5.2% to 4.5 billion kilos. The total includes China, an extremely large market that is primarily domestic. Because very little of that tobacco is available to trade, we generally exclude Chinese crops when we consider worldwide production. On that basis, worldwide flue-cured tobacco production in fiscal year 2011 increased by about 5.8%, to 2.09 billion kilos. Burley crops declined by about 9.8% in fiscal year 2011 following two years of production increases. We estimate that at March 31, 2011, industry uncommitted flue-cured and burley inventories totaled about 115 million kilos, more than double the amount at March 31, 2010. Uncommitted inventories in the hands of dealers remain reasonable, but they have increased, signaling the start of an oversupply cycle.

We believe flue-cured production (excluding China) will increase by about 5%, to about 2.2 billion kilos in fiscal year 2012.  Most of the increase will occur in Brazil where unfavorable weather conditions reduced the crop sold in fiscal year 2011, and this year weather caused higher than normal yields. Production of flue-cured tobacco, which will be sold in our fiscal year 2012, is greater than demand in almost every major market.  Burley production is also forecast to increase by about 5%, with most of this increase coming from Brazil, although many areas continue to overproduce. Supplies of oriental tobacco available for trading have continued to decline as the former monopoly inventories have been reduced.

Pricing

Factors that affect green tobacco prices include competition from other crops, production costs, market conditions, and global supply and demand. We work with farmers to maintain tobacco production and to secure product at price levels that are attractive to our customers. Tobacco competes with agricultural commodity products for farmer production. As prices for soybeans, wheat, rice, and seed oils rise, green tobacco prices may have to rise to maintain tobacco production levels. This factor could provide momentum to efforts of the WHO to shift farmer production from leaf tobacco to other crops. After reductions through early 2009, commodity prices and crop production costs have risen dramatically. Any current growth in farm input costs would affect crops sold in fiscal year 2013. In the recent past, market shortages have also led to green tobacco price increases. Recent customer steps to procure leaf directly would increase competition for available leaf and could disrupt markets and further increase green tobacco prices.  The market oversupply is currently mitigating these underlying trends.

We believe that recent excise tax increases and related reductions in consumption of tobacco products, particularly in the United States and Western Europe, have increased cost sensitivity of customers. We have seen an increasing customer focus on costs during this fiscal year, and we have seen the addition of excess capacity.  These changes will reduce margins and volumes handled in the United States in fiscal year 2012, which could represent a reduction of about $30 million in operating income for our North America segment.  We have taken steps to rationalize and reduce our processing capacity.  The North Carolina factory is modern and efficient, and we will continue to work to expand our business with existing and new customers there.  In addition, U.S. flue-cured leaf is becoming more attractive in the world market as the competitive position of Brazilian flue-cured leaf is being eroded by currency appreciation and increased labor costs.

Evolving European Market

We have seen some decrease in production of tobacco in the European Union (E.U.) as the staged reduction in the subsidy system there has taken effect.  Although various countries have offered replacement schemes, those programs cover less of the high farm production cost, mostly connected with labor costs. So farm prices have risen to compensate for those costs, making it more difficult for E.U. tobacco to compete in the world market.  In the intermediate term, we believe that the possibility for sustainable tobacco production in the E.U. exists due to the current efforts to streamline the cost structure at all levels (from farms to factories to services) and the importance of European leaf to some manufacturers. Within the general discussion on the future of the E.U. Common Agricultural Policy, it looks probable that a major driving factor will be the support of employment in the rural areas, in which framework tobacco production could reasonably be considered eligible for adequate support. We believe that if farmer commercial income does not increase, as the level of support available to farmers decreases, the volume of tobacco produced in Europe will decline over time.

Demand

After the current inventory duration correction and recovery, we expect that near-term demand for leaf tobacco will be flat, primarily due to the flattening trend in world cigarette consumption.  However, demand is affected by many factors including regulation and product taxation. On a year-to-year basis, we are susceptible to fluctuations in leaf supply due to crop size and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets.

Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are the major ingredients in American-blend cigarettes. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of 1.5% for the ten years that ended in 2010. Over the past ten years, industry data also shows that total world consumption of cigarettes grew at the compound annual rate of 0.7%, including annual growth of about 3.4% in China, which experienced higher increases during the second half of the period. Outside China, consumption fell by 0.8% during the ten years.  These patterns indicate a shift in demand, reducing the need for burley and oriental tobaccos that are used in addition to flue-cured tobacco in American-blend cigarettes and increasing the need for flue-cured tobacco that is used in English-blend cigarettes, which are predominant in China.

In 2010, total cigar consumption in the United States increased by almost 9% to approximately 13.2 billion units. Less unfavorable U.S. federal excise tax treatment of large cigars caused a migration to that category from small cigars. Premium cigar consumption in the United States declined by 10%, to approximately 258 million units.  Cigar consumption within the main E.U. markets declined by 2% - 3%, to about 6 billion units.  Within the smokeless segment of the dark tobacco business, 2010 U.S. consumption of loose-leaf chewing tobacco declined by 8%, while the consumption of moist snuff products grew by about 7%.  We believe that supplies of dark air-cured filler tobacco worldwide are generally in line with demand; however, volumes of dark tobacco from Europe will be negatively affected by changes in the E.U. tobacco subsidy program.  Wrapper tobacco, particularly bright wrapper tobacco, is in very tight supply due to a 2010 weather-related crop disaster in Indonesia, the largest producer of that type of leaf.

Competition

In recent years, we have experienced an increase in competition from small tobacco dealers in some of the markets where we conduct business. These small competitors typically have lower overhead requirements and provide little or no support to farmers.  Due to their lower cost structures, they often can offer a price for products that is lower than our price. We believe that the quality controls and farm programs we provide are necessary for our customers and make our products highly competitive. For example, we have established worldwide farm programs designed to prevent non-tobacco related materials from being introduced into the green tobacco delivered to our factories.  In addition, we have established programs for good agricultural practices and have been active in social responsibility endeavors in many of the developing countries in which we do business.  We believe that our major customers value these services and that our programs increase the quality of the products and services we offer.  We also believe that our customers value the steady supply that we are able to provide due to our relationship with our farmer base.

In addition, we have more competitors for available leaf in the United States, Brazil, and Africa because of recent customer steps to procure tobacco directly in order to meet more of their own needs.  Direct sourcing is also likely to provide our customers with some quantities of tobacco that, because they may prefer not to use it in their existing blends, may reenter the market.

Regulation

Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on sales of tobacco products, particularly in the United States and Western Europe.  Also, a number of foreign governments have taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated under the auspices of the WHO. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for our products and services and could have a material adverse effect on our results of operations. Given recent growth in Asia, it seems unlikely that world consumption of tobacco products will decrease sharply in the next few years.

 In addition, certain recommendations by the WHO, through the FCTC, may cause shifts in customer usage of certain styles of tobacco.  As seen in countries like Canada and Brazil, efforts have been taken to eliminate ingredients from the manufacturing process for tobacco products.  Such decisions could cause a change in requirements for certain styles of tobacco in particular countries. Shifts in customer demand from one type of tobacco to another could create sourcing issues as requirements move from one origin to another.

In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”). This legislation authorizes the FDA to regulate the manufacturing and marketing of tobacco products.  At this time it is not possible to assess the impact FDA regulation will have on our operations or the tobacco industry.

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

Industry Consolidation

An important trend in the tobacco industry in the last several years has been consolidation among manufacturers of tobacco products. For example, last year a Philip Morris International affiliate acquired Fortune Tobacco Corporation.  This activity is expected to continue, particularly as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers, and as multinational manufacturers expand their product and brand offerings by acquisition.  Consolidation has increased the size of many of these multinational manufacturers and has increased the quantities of leaf tobacco that each one requires.  This concentration trend could provide additional opportunities for us and also increase the importance of each individual customer to our results.  It has also created an environment where security of supply is of increasing importance.  A key success factor for leaf dealers is the ability to provide customers with the quality of leaf and the level of service they desire on a global basis at the lowest cost possible, consistent with stability of supply. In addition, the international leaf dealers have larger historical market shares with some customers than with others, which can have a disproportionate effect on our volumes.

Industry Evolution

Recent customer efforts to procure leaf directly from farmers has changed parts of our business. Both Japan Tobacco and Philip Morris International have taken steps to procure more of their leaf needs directly from farmers.  We believe that the manufacturers have taken these actions for several reasons, including the desire to enhance internal expertise in leaf procurement, actively manage the leaf supply chain in an increasingly regulated environment, ensure supply, and work more directly with tobacco growers. Japan Tobacco’s increase in direct leaf procurement reduced our volumes in fiscal year 2011 in our North America segment and in Malawi and Brazil in our Other Regions segment. Philip Morris International’s actions will reduce volumes purchased in Brazil in our Other Regions segment in our fiscal year 2012.  We have been working to replace those volumes, and have used this opportunity to broaden our customer base and expand the services we offer our customers.

Direct leaf procurement by manufacturers has been a factor in our business for many years. Our challenge continues to be to adapt our way of doing business to meet customer needs, and we have been working with some of our customers to examine our arrangements in certain markets. Some customers may purchase green tobacco from us or from farmers in markets they deem to be strategic, and contract with us through long-term agreements for individual services, such as agronomy, logistics, and processing. Most of our customers do not utilize the entire run of the crop, and so these new arrangements are likely to be supplemented by traditional purchases of processed leaf tobacco from us or other dealers.

We believe that these customer efforts are likely to strengthen our relationships over the long term. As the leading  global leaf tobacco merchant and processor, we add significant value to the system, providing expertise in dealing with large numbers of farmers, providing a clearinghouse for various qualities of leaf produced in each crop, and delivering products that meet stringent customer quality specifications. We also help stabilize the tobacco markets and influence the crop at the farm level.  Our key objective is to continually adapt our business model to meet our customers’ evolving needs while continuing to provide stability of supply and the quality that distinguishes our products and services.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts.

We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. When we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of March 31, 2011, tobacco inventory of $742 million included $571 million in inventory that was committed for sale to customers and $171 million that was not committed. Committed inventory, after deducting about $8 million in customer deposits, represents our potential net exposure of about $563 million. We normally maintain a substantial portion of our debt at variable interest rates in order to mitigate substantially interest rate risk related to carrying fixed-rate debt. At March 31, 2011, we had large cash balances that we plan to use to fund seasonal purchases of tobacco, and thus, debt carried at variable interest rates was lower than normal, at $404 million. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $4.0 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects of our average committed inventory levels over time.

Significant portions of our cash and cash equivalents, which totaled $141 million at March 31, 2011, are invested at variable rates.  Based on balances at March 31, 2011, a hypothetical 1% increase in interest rates would raise annual interest income by $1.4 million.

In addition, changes in interest rates affect the calculation of liabilities of our pension plan. As rates increase, the liability for present value of amounts expected to be paid under the plans decreases.  Rate changes also affect expense. As of the March 31, 2011 measurement date, a 1% increase in the discount rate would have reduced the projected benefit obligation (“PBO”) for pensions by $27.5 million and decreased annual pension expense by $2.6 million.  Conversely, a 1% decrease in the discount rate would have increased the PBO by $33.4 million and increased annual pension expense by $3.1 million.

Currency

The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $4.4 million in net remeasurement gains in fiscal year 2011, compared to $9.3 million in net remeasurement losses in fiscal year 2010, and $46.0 million in net remeasurement losses in fiscal year 2009. We recognized $1.7 million in net foreign currency transaction gains in fiscal year 2011, compared to net transaction gains of $4.0 million in fiscal year 2010, and net transaction losses of $4.6 million in fiscal year 2009. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. For example, when we purchased the Brazilian crop in the beginning of fiscal year 2009, the local currency had appreciated significantly against the U.S. dollar. Thus, the cost of the crop increased over that of the prior year, in U.S. dollar terms. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs, primarily pursuant to customer contracts. In addition, we have entered some forward contracts to hedge balance sheet exposures.  See Note 9 to the consolidated financial statements in Item 8 for additional information about our hedging activities.

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

Item 8.   Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except per share data)	2011	2010	2009

Sales and other operating revenues	$2,571,527	$2,491,738	$2,554,659

Costs and expenses
Cost of goods sold	2,063,194	1,949,473	2,035,318
Selling, general and administrative expenses	251,597	285,056	309,409
Other income	(19,368)	—	—
Restructuring and impairment costs	21,504	—	—

Operating income	254,600	257,209	209,932
Equity in pretax earnings of unconsolidated affiliates	8,634	22,376	20,543
Interest income	2,723	1,253	2,305
Interest expense	23,058	24,210	35,631

Income before income taxes	242,899	256,628	197,149
Income taxes	78,349	86,283	64,588

Net income	164,550	170,345	132,561
Less: net income attributable to noncontrolling interests in subsidiaries	7,985	1,948	822
Net income attributable to Universal Corporation	156,565	168,397	131,739

Dividends on Universal Corporation convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)

Earnings available to Universal Corporation common shareholders	$141,715	$153,547	$116,889

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$5.94	$6.21	$4.57
Diluted	$5.42	$5.68	$4.32

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$141,007	$245,953
Accounts receivable, net	335,575	266,960
Advances to suppliers, net	160,616	167,400
Accounts receivable—unconsolidated affiliates	10,433	11,670
Inventories—at lower of cost or market:
Tobacco	742,422	812,186
Other	48,647	52,952
Prepaid income taxes	18,661	13,514
Deferred income taxes	47,009	47,074
Other current assets	73,864	75,367
Total current assets	1,578,234	1,693,076

Property, plant and equipment
Land	14,851	16,036
Buildings	257,380	266,350
Machinery and equipment	555,316	532,824
	827,547	815,210
Less accumulated depreciation	(510,844)	(485,723)
	316,703	329,487
Other assets
Goodwill and other intangibles	99,546	105,561
Investments in unconsolidated affiliates	115,478	106,336
Deferred income taxes	18,177	30,073
Other noncurrent assets	99,729	106,507
	332,930	348,477

Total assets	$2,227,867	$2,371,040

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2011	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Notes payable and overdrafts	$149,291	$177,013
Accounts payable and accrued expenses	213,014	259,576
Accounts payable—unconsolidated affiliates	4,154	6,464
Customer advances and deposits	8,426	107,858
Accrued compensation	30,201	30,097
Income taxes payable	12,265	18,991
Current portion of long-term obligations	95,000	15,000
Total current liabilities	512,351	614,999

Long-term obligations	320,193	414,764
Pensions and other postretirement benefits	102,858	96,888
Other long-term liabilities	50,213	69,886
Deferred income taxes	42,847	46,128
Total liabilities	1,028,462	1,242,665

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at March 31, 2010)	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,240,503 shares issued and outstanding (24,325,228 at March 31, 2010)	191,608	195,001
Retained earnings	825,751	767,213
Accumulated other comprehensive loss	(44,776)	(52,667)
Total Universal Corporation shareholders' equity	1,185,606	1,122,570
Noncontrolling interests in subsidiaries	13,799	5,805
Total shareholders' equity	1,199,405	1,128,375

Total liabilities and shareholders' equity	$2,227,867	$2,371,040

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2011	2010	2009

Cash Flows From Operating Activities:
Net income	$164,550	$170,345	$132,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,654	41,288	40,761
Amortization	1,618	2,208	1,029
Provision for losses on advances and guaranteed loans to suppliers	18,666	18,514	26,908
Foreign currency remeasurement (gain) loss, net	(4,424)	9,309	45,987
Deferred income taxes	(1,044)	13,755	20,480
Equity in net income of unconsolidated affiliates, net of dividends	(3,731)	(3,037)	(6,579)
Gain on assignment of farmer contracts and sale of related assets	(19,368)	—	—
Restructuring and impairment costs	21,504	—	—
Other, net	9,368	5,536	8,173
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(79,648)	11,096	(78,958)
Inventories and other assets	75,146	(215,865)	(16,870)
Income taxes	(3,631)	2,142	2,029
Accounts payable and other accrued liabilities	(67,206)	14,679	(70,367)
Customer advances and deposits	(101,236)	92,264	(6,088)
Net cash provided by operating activities	54,218	162,234	99,066

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(39,129)	(57,577)	(35,656)
Proceeds from assignment of farmer contracts and sale of related assets	34,946	—	—
Proceeds from sale of property, plant and equipment	5,575	5,019	15,084
Purchases of short-term investments	—	—	(9,658)
Maturities and sales of short-term investments	—	—	68,848
Other, net	260	536	3,500
Net cash provided (used) by investing activities	1,652	(52,022)	42,118

Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	(39,350)	(5,250)	59,934
Issuance of long-term debt	—	99,208	—
Repayment of long-term debt	(15,000)	(79,500)	—
Dividends paid to noncontrolling interests	(100)	(104)	(104)
Issuance of common stock	—	729	37
Repurchase of common stock	(46,929)	(32,194)	(111,073)
Dividends paid on convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)
Dividends paid on common stock	(45,321)	(45,882)	(45,938)
Other	—	(1,193)	—
Net cash used by financing activities	(161,550)	(79,036)	(111,994)

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended March 31,
	2011	2010	2009

Effect of exchange rate changes on cash	734	2,151	(2,634)
Net increase (decrease) in cash and cash equivalents	(104,946)	33,327	26,556
Cash and cash equivalents at beginning of year	245,953	212,626	186,070
Cash and Cash Equivalents at End of Year	$141,007	$245,953	$212,626

Supplemental information—cash paid for:
Interest	$23,622	$24,961	$35,457
Income taxes, net of refunds	$79,724	$82,934	$40,180

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity	Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2011

Balance at beginning of year	$213,023	$195,001	$767,213	$(52,667)	$5,805	$1,128,375

Changes in preferred and common stock
Repurchase of common stock		(8,995)				(8,995)
Accrual of stock-based compensation		5,893				5,893
Withholding of shares for grantee income taxes (RSUs)		(724)				(724)
Dividend equivalents on RSUs		433				433
Changes in retained earnings
Net income			156,565		7,985	164,550	$164,550
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)			(14,850)			(14,850)
Common stock ($1.90 per share)			(45,043)			(45,043)
Repurchase of common stock			(37,701)			(37,701)
Dividend equivalents on RSUs			(433)			(433)

Other comprehensive income (loss)
Translation adjustments, net of income taxes				7,188	109	7,297	7,297
Foreign currency hedge adjustment, net of income taxes				2,961		2,961	2,961
Funded status of pension and other postretirement benefit plans, net of income taxes				(2,258)		(2,258)	(2,258)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders					(100)	(100)
Balance at end of year	$213,023	$191,608	$825,751	$(44,776)	$13,799	$1,199,405

Total comprehensive income							172,550

Less: comprehensive income attributable to noncontrolling interests							(8,094)

Comprehensive income attributable to Universal Corporation							$164,456

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity	Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2010

Balance at beginning of year	$213,023	$194,037	$686,960	$(64,547)	$3,771	$1,033,244

Changes in preferred and common stock
Issuance of common stock		1,183				1,183
Repurchase of common stock		(5,853)				(5,853)
Accrual of stock-based compensation		6,133				6,133
Withholding of shares for grantee income taxes (SARs and RSUs)		(888)				(888)
Dividend equivalents on RSUs		389				389

Changes in retained earnings
Net income			168,397		1,948	170,345	$170,345
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)			(14,850)			(14,850)
Common stock ($1.86 per share)			(45,815)			(45,815)
Repurchase of common stock			(27,090)			(27,090)
Dividend equivalents on RSUs			(389)			(389)

Other comprehensive income (loss)
Translation adjustments, net of income taxes				4,511	190	4,701	4,701
Foreign currency hedge adjustment, net of income taxes				13,386		13,386	13,386
Funded status of pension and other postretirement benefit plans, net of income taxes				(6,017)		(6,017)	(6,017)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders					(104)	(104)
Balance at end of year	$213,023	$195,001	$767,213	$(52,667)	$5,805	$1,128,375

Total comprehensive income							182,415

Less: comprehensive income attributable to noncontrolling interests							(2,138)

Comprehensive income attributable to Universal Corporation							$180,277

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity	Comprehensive Income (Loss)
Fiscal Year Ended March 31, 2009

Balance at beginning of year	$213,023	$206,436	$711,655	$(15,483)	$3,182	$1,118,813

Changes in preferred and common stock
Issuance of common stock		65				65
Repurchase of common stock		(16,790)				(16,790)
Accrual of stock-based compensation		4,870				4,870
Withholding of shares for grantee income taxes (SARs and RSUs)		(1,464)				(1,464)
Dividend equivalents on RSUs		920				920

Changes in retained earnings
Net income			131,739		822	132,561	$132,561
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)			(14,850)			(14,850)
Common stock ($1.82 per share)			(45,938)			(45,938)
Repurchase of common stock			(93,203)			(93,203)
Dividend equivalents on RSUs			(920)			(920)
Adoption of measurement timing provisions of FASB Statement No. 158 for pensions and other postretirement benefits			(1,523)			(1,523)

Other comprehensive income (loss)
Translation adjustments, net of income taxes				(19,639)	(129)	(19,768)	(19,768)
Foreign currency hedge adjustment, net of income taxes				(15,803)		(15,803)	(15,803)
Funded status of pension and other postretirement benefit plans, net of income taxes				(13,622)		(13,622)	(13,622)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders					(104)	(104)
Balance at end of year	$213,023	$194,037	$686,960	$(64,547)	$3,771	$1,033,244

Total comprehensive income							83,368

Less: comprehensive income attributable to noncontrolling interests							(693)

Comprehensive income attributable to Universal Corporation							$82,675

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2011	2010	2009
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	219,999	219,999	219,999
Issuance of convertible perpetual preferred stock	—	—	—
Repurchase of convertible perpetual preferred stock	—	—	—
Balance at end of year	219,999	219,999	219,999

Common Shares Outstanding:
Balance at beginning of year	24,325,228	24,999,127	27,162,150
Issuance of common stock and exercise of stock options and SARs	28,400	69,977	64,677
Repurchase of common stock	(1,113,125)	(743,876)	(2,227,700)
Balance at end of year	24,240,503	24,325,228	24,999,127

See accompanying notes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)

NOTE 1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the  leading global leaf tobacco merchant and processor.  The Company conducts business in more than 30 countries, primarily in major tobacco-growing regions of the world.

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

The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%.  These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control.  Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method.  Under the cost method, the Company recognizes earnings upon its receipt of dividends to the extent they represent a distribution of retained earnings.   The Company received dividends totaling $12.0 million in fiscal year 2010 and $8.7 million in fiscal year 2009, from companies accounted for under the equity method.  No dividends were received from those companies in fiscal year 2011.

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

In fiscal year 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. Since that time, the investment has been accounted for using the cost method, as required under the accounting guidance.  The investment is reported in investments in unconsolidated affiliates in the consolidated balance sheets.  The investment in the Zimbabwe operations was zero at March 31, 2011, and $1.3 million at March 31, 2010.  The investment at March 31, 2010, is included in segment assets for flue-cured and burley leaf tobacco operations – Other Regions in Note 15.  The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss.  As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.

The Company holds less than a 100% financial interest in certain consolidated subsidiaries.  The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements.  During fiscal years 2009, 2010, and 2011, there were no changes in the Company’s ownership percentage in any of these subsidiaries.

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

The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2011, 2010 and 2009:

	Fiscal Year Ended March 31,
Unconsolidated Affiliates	2011	2010	2009

Equity in pretax earnings reported in the consolidated statements of income	$8,634	$22,376	$20,543
Equity in income taxes	3,651	7,356	5,284
Equity in net income	4,983	15,020	15,259
Less: Dividends received on investments (1)	(1,252)	(11,983)	(8,680)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$3,731	$3,037	$6,579

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

Calculations of earnings per share for the fiscal years ended March 31, 2011, 2010, and 2009, are provided in Note 4.

Cash, Cash Equivalents, and Short-Term Investments

 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.  Short-term investments represent securities with a maturity exceeding three months at the time of purchase.  The Company did not hold any short-term investments at March 31, 2011 or 2010.

Advances to Suppliers

In some regions where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs.  These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheet.  Primarily in Brazil, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure.  In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year.  The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheet.  Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $74.9 million at March 31, 2011, and $56.2 million at March 31, 2010, and were estimated based on the Company’s historical loss information and crop projections.  The allowances were increased by provisions for estimated uncollectible amounts of approximately $18.7 million in fiscal year 2011, $18.5 million in fiscal year 2010, and $26.9 million in fiscal year 2009. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income.  Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Recognition of interest is discontinued when an advance is not expected to be fully collected. Advances on which interest accrual had been discontinued totaled approximately $76 million at March 31, 2011, and $64.2 million at March 31, 2010.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services.  In some countries, VAT is a national tax, and in other countries it is assessed at the state level.  Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed.  When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales.  The subsidiaries are normally permitted to offset those VAT payments against the collections and remit only the incremental VAT collections to the tax authorities.  When tobacco is sold for export, VAT is normally not assessed.  In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments.  In those situations, unused VAT credits can accumulate.  Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds.  Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits.  Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time.  The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred.  At March 31, 2011, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $75 million, and the related valuation allowance totaled approximately $22 million.

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transport equipment—3 to 10 years; and office and computer equipment—3 to 10 years.  Where applicable, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service.  No interest was capitalized in fiscal years 2011, 2010, or 2009.

Goodwill and Other Intangibles

Goodwill and other intangibles principally consist of the excess of the purchase price of acquired companies over the net assets.  Goodwill is carried at the lower of cost or fair value.  The Company follows the applicable fair value accounting guidance in determining the fair value of goodwill. This primarily involves the use of discounted cash flow models (Level 3 of the fair value hierarchy in the accounting guidance). The calculations in these models are normally not based on observable market data from independent sources and therefore require significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, which could increase or decrease any impairment charge related to goodwill.

Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location.  Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil.  No charges for goodwill impairment were recorded in fiscal years 2011, 2010, or 2009.  During the third quarter of fiscal year 2011, goodwill was reduced by approximately $5.8 million to reflect amounts allocated to leaf procurement activities associated with farmer contracts and related assets that were conveyed to an operating subsidiary of one of the Company’s major customers (see Note 14).

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired.  Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value.  If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance.  In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance). As discussed in Note 2, the Company recorded an impairment charge of $5.6 million in the third quarter of fiscal year 2011 in connection with its decision to close its leaf tobacco processing facility in Simcoe, Ontario, Canada and sell the related assets. No significant charges for the impairment of long-lived assets were recorded during fiscal years 2010 or 2009.

Income Taxes

The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, undistributed earnings of foreign subsidiaries, goodwill, and valuation allowances on farmer advances and value-added tax credits. As discussed in Note 5, during fiscal year 2010, the Company changed the classification of undistributed earnings of certain foreign subsidiaries that had previously been designated as permanently reinvested. Approximately $3.5 million in deferred U.S. income taxes were recorded on those earnings effective with this change. At March 31, 2011 and 2010, the Company had no undistributed earnings of foreign subsidiaries classified as permanently reinvested.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the consolidated balance sheets and the consolidated statements of changes in shareholders’ equity and consists of:

	March 31,
	2011	2010	2009
Translation adjustments
Before income taxes	$(819)	$(10,854)	$(17,784)
Allocated income taxes	(2,792)	54	2,473

Foreign currency hedge adjustment
Before income taxes	3,819	(736)	(21,330)
Allocated income taxes	(1,337)	258	7,465

Funded status of pension and other postretirement benefit plans
Before income taxes	(66,851)	(63,362)	(54,238)
Allocated income taxes	23,204	21,973	18,867

Total accumulated other comprehensive loss	$(44,776)	$(52,667)	$(64,547)

Fair Values of Financial Instruments

The fair values of the Company’s long-term obligations, disclosed in Note 7, have been estimated using market prices where they are available and discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The carrying amount of all other assets and liabilities that qualify as financial instruments approximates fair value.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Interest rate swaps and forward foreign currency exchange contracts are used from time to time to reduce interest rate and foreign currency risk. The Company enters into such contracts only with counterparties of good standing.  The credit exposure related to non-performance by the counterparties and the Company is considered in determining the fair values of the derivatives, and the effect is not material to the financial statements or operations of the Company.  Additional disclosures related to the Company’s derivatives and hedging activities are provided in Note 9.

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

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expense.  The Company recognized net remeasurement gains of $4.4 million in fiscal year 2011, net remeasurement losses of $9.3 million in fiscal year 2010, and net remeasurement losses of $46.0 million in fiscal year 2009.

Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance.  These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses.  The Company recognized net foreign currency transaction gains of $1.7 million in fiscal year 2011, net transaction gains of $4.0 million in fiscal year 2010, and net transaction losses of $4.6 million in fiscal year 2009.

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

While most of the Company’s revenue consists of tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers.  These arrangements usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2011.  Processing and packing of leaf tobacco is a short-duration process.  Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then transported to customer-designated storage facilities.  The revenue for these services is recognized when processing is completed, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.

Stock-Based Compensation

Share-based payments, such as grants of stock options, stock appreciation rights, restricted stock, restricted share units and performance share awards, are measured at fair value and reported as expense in the financial statements over the requisite service period.  Additional disclosures related to stock-based compensation are included in Note 13.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Accounting Pronouncements

Recent Pronouncements Adopted Through March 31, 2011

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal years ended March 31, 2011, 2010, and 2009, Universal adopted the following key accounting pronouncements, most of which were issued prior to the initial effective date of the Codification:

•
FASB Accounting Standards Update 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which was issued by the FASB in January 2010 and was effective for interim and annual financial statements for fiscal years beginning after December 15, 2009. ASU 2010-06 expands and clarifies the disclosure requirements related to fair value measurements. It requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and describe the reasons for the transfers. In addition, information about purchases, sales, issuances, and settlements on a gross basis is required in the reconciliation of Level 3 fair value measurements. ASU 2010-06 also clarifies existing fair value measurement disclosure guidance related to level of disaggregation, fair value inputs, and valuation techniques. Universal was required to apply most provisions of the new guidance effective April 1, 2010, the beginning of fiscal year 2011. The adoption of ASU 2010-06 did not have a material effect on our financial statements.

•
FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), adopted effective March 31, 2010.  This pronouncement, which is now a part of Topic 715 of the Codification, requires expanded disclosures about plan assets of defined benefit pension or other postretirement benefit plans.  The new disclosures include information about investment allocation decisions, categories of plan assets, the inputs and valuation techniques used to measure the fair value of those assets, and significant concentrations of credit risk.  The disclosures required by FSP 132(R)-1 are included in Note 11 and did not have a material effect on the Company’s financial statements.

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

•
FASB Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), adopted effective April 1, 2009.  SFAS 141(R) requires that companies record assets acquired, liabilities assumed, and noncontrolling interests in business combinations at fair value, separately from goodwill, as of the acquisition date.  This approach differs from the cost allocation approach provided under previous accounting guidance and can result in recognition of a gain at acquisition date if the cost to acquire a business is less than the net fair value of the assets acquired, liabilities assumed, and noncontrolling interests.  SFAS 141(R), which is now set forth under Topic 805 of the Codification, also provides new guidance on recording assets and liabilities that arise from contingencies in a business combination, and it requires that transaction costs associated with business combinations be charged to expense instead of being recorded as part of the cost of the acquired business.  Universal has not entered any business combinations since adopting the new guidance, but will apply the guidance to all future business combinations.

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

•
FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), adopted effective March 31, 2009.  SFAS 161, which is now part of the guidance set forth in Topic 8150 of the Codification, amended several prior accounting pronouncements to require enhanced disclosures about derivatives and hedging activities aimed at improving the transparency and understanding of those activities for financial statement users.  It requires additional disclosures explaining the objectives and strategies for using derivative instruments, how those instruments and the related hedged items are accounted for, and how they affect a company’s financial position, results of operations, and cash flows.  The disclosures required by SFAS 161 are provided in Note 9.

Pronouncements to be Adopted in Future Periods

In addition to the above accounting pronouncements adopted through March 31, 2011, the following pronouncements have been issued and will become effective in fiscal year 2012:

•
FASB Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which was issued by the FASB in October 2009.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. It also requires additional disclosures about the methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which means that Universal will be required to adopt the guidance effective April 1, 2011, the beginning of fiscal year 2012.  The adoption of ASU 2009-13 is not expected to have a material effect on the Company’s financial statements.

•
FASB Accounting Standards Update 2011-04, “Fair Value Measurement” (“ASU 2011-04”), which was issued in May 2011.  The primary focus of ASU 2011-04 is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”).  While ASU 2011-04 does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied prospectively.  The Company is currently evaluating the revised guidance to determine the effect it will have on its financial statements.

 Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.   RESTRUCTURING AND IMPAIRMENT COSTS

In November 2010, Universal decided to close its leaf tobacco processing facility in Simcoe, Ontario, Canada.  The Company will continue to buy tobacco grown in Canada, but will process that leaf at its U.S. factory in North Carolina.  All full-time salaried personnel at the Simcoe location have been or will be terminated with the closure of the facility, and seasonal employees will not be rehired for the 2011 crop year.  Under Canadian statutory and common law, the salaried employees and certain seasonal employees are entitled to termination benefits.  The Company accrued the cost of these benefits, which totaled approximately $2.4 million, during fiscal year 2011, and they have been or will be paid to the employees shortly after their departure dates. Nearly all employees departed on or before March 31, 2011. Full-time salaried personnel had vested service under a defined benefit pension plan, and the Company incurred pension curtailment and settlement costs totaling approximately $4.1 million in connection with actions taken to terminate that plan.  The Company determined that the Simcoe processing facility and a separate storage complex met the accounting requirements for classification as “held for sale” at the date the decision was made to close the operations.  Based on terms of sale negotiated with a buyer for the processing facility and a separate offer for the storage complex, an impairment charge of approximately $5.6 million was recorded to write those assets down to their fair values, net of selling costs.  The Canadian operations are included in the North America segment, and revenues and earnings for these operations have not been material to that segment in recent years.

In addition to the restructuring and impairment costs related to the decision to close the facility in Canada, the Company recorded other restructuring costs during the fiscal year ended March 31, 2011, associated with initiatives undertaken to adjust various operations and reduce costs.  Most of the restructuring costs represent employee termination benefits associated with voluntary early retirement offers and involuntary separations at the Company’s headquarters and operating locations in the United States, South America, Africa, and Europe that are part of the North America and Other Regions reportable segments.

A summary of the restructuring and impairment costs recorded through March 31, 2011, is as follows:

(in thousands of dollars)	Closure of Processing Facility in Canada	Other Restructuring and Cost Reduction Initiatives	Total
Restructuring Costs:
Employee termination benefits	$2,412	$8,743	$11,155
Pension curtailment and settlement costs	4,081	—	4,081
Other costs	—	636	636
	6,493	9,379	15,872
Impairment Costs:
Property, plant and equipment	5,632	—	5,632
Total restructuring and impairment costs	$12,125	$9,379	$21,504

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s liability for the restructuring costs outlined above (excluding pension curtailment and settlement costs) through March 31, 2011, is as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total

Restructuring costs charged to expense during fiscal year 2011	$11,155	$636	$11,791
Payments during fiscal year 2011	(4,769)	(411)	(5,180)
Restructuring liability at March 31, 2011	$6,386	$225	$6,611

The employee termination benefits outlined in the tables above relate to approximately 200 total employees, including those affected by the facility closure in Canada.  Substantially all of the restructuring liability at March 31, 2011, will be paid before the end of fiscal year 2012.  Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes.  The Company expects to incur additional restructuring costs and may also incur asset impairment charges in future periods as business changes occur and additional cost savings initiatives are implemented.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union (“General Court”).  A hearing was held in June 2009, and on September 8, 2010, the General Court issued its decision, in which it reduced the amount of the Deltafina fine to €6.12 million. The General Court held in part that the Commission erred in finding Deltafina acted as the leader of the Spanish cartel, and that the Commission’s corresponding increase of the underlying fine by 50% was not justified.  Deltafina filed an appeal to the General Court decision with the European Court of Justice on November 18, 2010.  Although Deltafina agreed with the General Court that there was no basis for finding that Deltafina had acted as the leader of the Spanish cartel, Deltafina believed the General Court erred in not reducing the remaining fine further based on numerous grounds.  A hearing has not been set to date and an ultimate resolution to the matter could take several years.  The Company had deposited funds in an escrow account with the Commission in February 2005 in an amount equal to the original fine.  The Company received funds from escrow in an amount equal to the reduction by the General Court plus interest that had accrued thereon.  As a result of the General Court’s decision in September 2010, during the second quarter of fiscal year 2011, the Company reversed €5.76 million (approximately $7.4 million) of the charge previously recorded to accrue the fine and recognized approximately $1.2 million of interest income returned on the escrow funds.  The reversal of the fine is included in selling, general and administrative expense in the consolidated statement of income.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity.  Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of conditional immunity, contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity.  On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $42 million at the March 31, 2011 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with either the Commission’s Statement of Objections or the facts. In January 2006, the Company and Deltafina each filed appeals in the General Court. Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal.  Based on consultation with outside legal counsel, the Company believes it is probable that Deltafina will prevail in the appeals process and has not accrued a charge for the fine.  If the Company and Deltafina are ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €5 million (about $8 million) at March 31, 2011.  Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.

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

NOTE 4.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2011	2010	2009
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$156,565	$168,397	$131,739
Less: Dividends on convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	141,715	153,547	116,889
Denominator for basic earnings per share
Weighted average shares outstanding	23,859	24,732	25,570
Basic earnings per share	$5.94	$6.21	$4.57
Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$141,715	$153,547	$116,889
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	14,850	14,850	14,850
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	156,565	168,397	131,739
Denominator for diluted earnings per share:
Weighted average shares outstanding	23,859	24,732	25,570
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,750	4,733	4,718
Employee share-based awards	279	197	178
Denominator for diluted earnings per share	28,888	29,662	30,466
Diluted earnings per share	$5.42	$5.68	$4.32

For the fiscal years ended March 31, 2011, 2010, and 2009, certain stock appreciation rights and certain stock options outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive.  These shares totaled 622,801 at a weighted-average exercise price of $53.44 for the fiscal year ended March 31, 2011, 404,800 at a weighted-average exercise price of $58.96 for the fiscal year ended March 31, 2010, and 507,801 at a weighted-average exercise price of $56.52 for the fiscal year ended March 31, 2009.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.   INCOME TAXES

Income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2011	2010	2009
Current
United States	$18,052	$12,246	$19,622
State and local	2,290	3,357	4,178
Foreign	59,051	56,925	20,308
	79,393	72,528	44,108
Deferred
United States	(43)	4,134	17,066
State and local	(226)	247	123
Foreign	(775)	9,374	3,291
	(1,044)	13,755	20,480
Total	$78,349	$86,283	$64,588
Foreign taxes include U.S. tax expense on earnings of foreign subsidiaries.

A reconciliation of the statutory U.S. federal rate to the effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	0.9	1.4
Impact of permanently reinvested earnings	—	—	0.4
Change in classification of permanently reinvested earnings	—	1.4	—
Change in valuation allowance on deferred tax assets	(0.2)	—	(1.5)
Other, including changes in liabilities recorded for uncertain tax positions	(3.2)	(3.7)	(2.5)
Effective income tax rate	32.2%	33.6%	32.8%

At the beginning of fiscal year 2010, Universal had approximately $52 million of undistributed earnings of foreign subsidiaries on which no provision for U.S. income taxes had been recorded because those earnings were designated as permanently reinvested.  Effective March 31, 2010, the Company changed the classification of those earnings to reflect a change in management’s intent to repatriate the earnings consistent with appropriate tax planning and good business practice in the respective foreign countries.  As a result of this change, approximately $3.5 million of additional income tax expense was recognized in fiscal year 2010 to record the applicable U.S. income tax liability. The Company no longer has any undistributed earnings of foreign subsidiaries that are classified as permanently reinvested.

The U.S. and foreign components of income before income taxes and other items were as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009

United States	$32,826	$48,675	$103,791
Foreign	210,073	207,953	93,358
Total	$242,899	$256,628	$197,149

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2011	2010
Liabilities
Foreign withholding taxes	$16,692	$16,438
Undistributed earnings	34,015	23,937
Goodwill	31,515	34,973
All other	22,386	27,320
Total deferred tax liabilities	$104,608	$102,668
Assets
Employee benefit plans	$50,761	$48,392
Deferred compensation	5,055	4,082
Valuation allowances on Brazilian farmer advances and value-added tax credits	36,232	30,920
All other	34,571	41,155
Total deferred tax assets	126,619	124,549
Valuation allowance	(3,427)	(4,082)
Net deferred tax assets	$123,192	$120,467

 At March 31, 2011, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.

Combined Income Tax Expense (Benefit)

The combined income tax expense (benefit) allocable to continuing operations, other comprehensive income, and direct adjustments to shareholders' equity was as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009

Continuing operations	$78,349	$86,283	$64,588
Other comprehensive income	3,210	6,520	(26,285)
Direct adjustments to shareholders' equity	159	(454)	(848)
Total	$81,718	$92,349	$37,455

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions

A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended March 31, 2011, 2010 and 2009, is as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
Liability for uncertain tax positions, beginning of year	$22,184	$22,740	$25,801
Additions:
Related to tax positions for the current year	1,184	9,609	3,277
Related to tax positions for prior years	77	574	1,873
Reductions:
Related to tax positions for prior years	(205)	(1,674)	—
Due to settlements with tax jurisdictions	(12,765)	(1,552)	—
Due to lapses of statutes of limitations	(1,571)	(4,802)	(5,032)
Other reductions	—	(4,041)	—
Effect of currency rate movement	319	1,330	(3,179)
Liability for uncertain tax positions, end of year	$9,223	$22,184	$22,740

Of the total $12.8 million reduction in the liability for uncertain tax positions in fiscal year 2011 due to settlements with tax jurisdictions, approximately $5.7 million represented tax paid and $7.1 million represented amounts reversed through income tax expense.  Of the total liability for uncertain tax positions at March 31, 2011, approximately $0.9 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized.  The liability for uncertain tax positions includes $0.7 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2012.  This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.

The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense.  The consolidated statements of income include net expense for interest and penalties of $0.2 million in fiscal year 2011, a net reversal of interest and penalties of $2.6 million in fiscal year 2010, and net expense for interest and penalties of $3.6 million in fiscal year 2009.  At March 31, 2011 and 2010, $5.8 million and $6.5 million, respectively, were accrued for interest and penalties.

Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions.  As of March 31, 2011, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2008.  Open tax years in state and foreign jurisdictions generally range from three to six years.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.   CREDIT FACILITIES

Five-Year Revolving Bank Credit Facility

The Company has a five-year revolving bank credit agreement that provides for a credit facility of $400 million, maturing in August 2012.  Borrowings under the credit facility bear interest at variable rates, based on either 1) LIBOR plus a negotiated spread (0.8% at March 31, 2011) or 2) the higher of the federal funds rate plus 0.5% or Prime rate, each plus a negotiated spread (no spread at March 31, 2011).  The Company pays a facility fee.  Loans made under the facility may be used to provide general working capital, or for general corporate purposes.  At March 31, 2011 and 2010, there were no borrowings outstanding under the revolving credit agreement.

Certain covenants in the revolving credit agreement require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels.  The Company was in compliance with all debt covenants at March 31, 2011.

Short-Term Credit Facilities

The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates.  Generally, each foreign line is available only for borrowings related to operations of a specific country.  As of March 31, 2011 and 2010, approximately $149 million and $177 million, respectively, were outstanding under these uncommitted lines of credit.  At March 31, 2011, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $399 million.  The weighted average interest rates on short-term borrowings outstanding as of March 31, 2011 and 2010, were approximately 4.2% and 4.1%, respectively.

NOTE 7.   LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

	March 31,
	2011	2010
Medium-term notes due from 2011 to 2014 at various rates	$415,193	$429,764
Less current portion	(95,000)	(15,000)
Long-term obligations	$320,193	$414,764

Notes

The Company had $405 million principal amount of medium-term notes outstanding at March 31, 2011.  These notes, which have a carrying amount of $415 million after fair value adjustments for related interest rate swap agreements, mature at various dates from September 2011 to December 2014 and were all issued with fixed interest rates.  Interest rates on the notes range from 5.00% to 6.25%.  In November 2008, the Company filed a shelf registration statement with the SEC to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Information

The fair value of the Company’s long-term obligations, including the current portion, was approximately $416 million at March 31, 2011, and $421 million at March 31, 2010.

As indicated above, from time to time the Company uses interest rate swap agreements to manage its exposure to changes in interest rates.  These agreements typically adjust interest rates on designated long-term obligations from fixed to variable.  The swaps are accounted for as fair value hedges.  At March 31, 2011 and 2010, the Company had interest rate swap agreements in place on $245 million of long-term debt.  The fair value of those swap agreements was an asset of $10.2 million at March 31, 2011, and $9.8 million at March 31, 2010.  Additional disclosures related to the Company’s interest rate swap agreements are provided in Note 10.

Maturities of long-term debt outstanding at March 31, 2011, by fiscal year, were as follows:  2012 - $95 million; 2013 - $10 million; 2014 - $200 million; and 2015 - $100 million.  All long-term debt outstanding at March 31, 2011, is scheduled to be repaid by the end of fiscal year 2015.

NOTE 8.   LEASES

The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations.  Some of the leases have options to extend the lease term at market rates.  These arrangements are classified as operating leases for accounting purposes.  Rent expense on operating leases totaled $21.8 million in fiscal year 2011, $20.8 million in fiscal year 2010, and $19.3 million in fiscal year 2009.  Future minimum payments under non-cancelable operating leases total $19.2 million in 2012, $10.4 million in 2013, $4.8 million in 2014, $4.5 million in 2015, $4.0 million in 2016, and $7.3 million after 2016.

NOTE 9.   DERIVATIVES AND HEDGING ACTIVITIES

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

The Company’s interest rate swap agreements are designated and qualify as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates.  In all cases, the critical terms of each interest rate swap agreement match the terms of the underlying debt instrument, and there is no hedge ineffectiveness.The total notional amount of the Company’s receive-fixed/pay-floating interest rate swaps was $245 million at March 31, 2011 and 2010.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars.  However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency.  Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco and therefore can adversely impact the gross profit earned on the sale of that tobacco.  Since the Company is able to reasonably forecast the volume, timing, and local currency cost of its tobacco purchases and processing costs, it has routinely entered into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of the portion of those purchases and costs on which customer sales and pricing have been agreed.  By considering those pricing arrangements with key customers, this strategy substantially offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged.  The hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil, where the large crops, the terms of sale to customers, and the availability of derivative markets make it particularly desirable to manage the related foreign exchange rate risk.

For the crops bought, processed, and sold in fiscal years 2009, 2010 and 2011, all contracts related to tobacco purchases in Brazil were designated and qualified as hedges of the future cash flows associated with the forecast purchases of tobacco.  As a result, except for insignificant amounts related to any ineffective portion of the hedging strategy, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers.  Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

Through March 2011, the Company hedged approximately $124 million U.S. dollar notional amount related to 2010-2011 crop tobacco purchases in Brazil.  Additional forward contracts totaling approximately $32 million U.S. dollar notional amount were entered to mitigate currency exposure on processing costs related to that crop.  Purchases of the 2010-2011 crop are expected to be completed in August 2011, and all forward contracts to hedge those purchases will mature and be settled by that time.  For all hedge gains and losses recorded in accumulated other comprehensive loss at March 31, 2011, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2012.  At March 31, 2011, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued.  As noted above, changes in the fair values of forward contracts related to processing costs are being recognized in earnings each quarter on a mark-to-market basis.

From March through July 2010, the Company hedged approximately $109 million U.S. dollar notional amount related to 2009-2010 crop tobacco purchases in Brazil.  Additional forward contracts totaling approximately $58 million U.S. dollar notional amount were entered to mitigate currency exposure on processing costs related to that crop.  Purchases of the 2009-2010 crop were completed in July 2010, and all forward contracts to hedge those purchases matured and were settled by that time.  All hedge gains and losses recorded in accumulated other comprehensive loss were recognized in cost of goods sold with the sale of tobacco during fiscal year 2011. As noted above, changes in the fair values of forward contracts related to processing costs were recognized in earnings each quarter on a mark-to-market basis.

From September 2008 through July 2009, the Company hedged approximately $241 million U.S. dollar notional amount related to 2008-2009 crop tobacco purchases in Brazil, primarily related to customer contractual requirements.  Purchases of that crop were completed in July 2009, and all forward contracts to hedge those purchases matured and were settled by that time.  All hedge gains and losses recorded in accumulated other comprehensive loss were recognized in cost of goods sold with the sale of the tobacco during fiscal year 2010.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency.  These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency.  Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items.  Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses.  The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount.  When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated.  Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar.   Due to the size of its operations and the fact that it provides significant financing to farmers for crop production, the Company’s subsidiary in Brazil has significant exposure to currency remeasurement gains and losses due to fluctuations in exchange rates at certain times of the year.  During fiscal year 2009, the Brazilian currency weakened dramatically from September through December 2008, generating approximately $41 million in remeasurement losses on net monetary assets held during that period.  To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal years 2009 and 2011, the Company entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary.  Gains and losses on the forward contracts were recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged.  Accordingly, the Company did not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $60 million in U.S. dollars in fiscal year 2011 and $36 million in fiscal year 2009. All of the contracts matured and were settled before the end of each fiscal year.  No forward contracts were entered for this purpose in fiscal year 2010. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries have obtained short-term local currency financing during certain periods.  This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2011, 2010, and 2009.

	Fiscal Year Ended March 31,
(in thousands of dollars)	2011	2010	2009
Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$428	$(2,043)	$8,366
Location of gain (loss) recognized in earnings	Interest expense
Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$(428)	$2,043	$(8,366)
Location of gain (loss) recognized in earnings	Interest expense
Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2,476	$7,174	$(22,006)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$100	$(14,844)	$—
Location of gain (loss) reclassified from accumulated other
comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$113	$1,442	$102
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil
Derivatives Not Designated as Hedges -
Forward Foreign Currency Exchange Contracts
Contracts related to forecast processing costs and forecast purchases of tobacco, primarily in Brazil
Gain (loss) recognized in earnings	$1,972	$(26)	$1,583
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to net local currency monetary assets and liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$661	$—	$(355)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to fixed-price orders and accounts receivable of non-U.S. dollar subsidiaries
Gain (loss) recognized in earnings	$(39)	$1,301	$(2,613)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Total gain (loss) recognized in earnings for forward foreign
currency exchange contracts not designated as hedges	$2,594	$1,275	$(1,385)

For the interest rate swap agreements designated as fair value hedges, since the hedges have no ineffectiveness, the gain or loss recognized in earnings on the derivative is offset by a corresponding loss or gain on the underlying hedged debt.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a gain of approximately $2.4 million related to the 2010-2011 crop purchases is recorded in accumulated other comprehensive loss at March 31, 2011.  Assuming continued hedge effectiveness, changes in the fair value of all outstanding and new contracts will increase or decrease the amount recorded in accumulated other comprehensive loss.  Those amounts are expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2012 when the related tobacco is expected to be sold to customers.  Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer.  Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2011 and 2010:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance			Balance
	Sheet	Fair Value as of March 31,		Sheet	Fair Value as of March 31,
(in thousands of dollars)	Location	2011	2010	Location	2011	2010
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$10,193	$10,358	Long-term obligations	$—	$593

Forward foreign currency exchange contracts	Other current assets	2,400	84	Accounts payable and accrued expenses	—	73
Total		$12,593	$10,442		$—	$666
Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$1,222	$740	Accounts payable and accrued expenses	$243	$512
Total		$1,222	$740		$243	$512

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.   FAIR VALUE MEASUREMENTS

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2011, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis.  These assets and liabilities are listed in the table below and are classified based on how their values were determined under the fair value hierarchy:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$108,832	$—	$—	$108,832
Trading securities associated with deferred compensation plans	20,899	—	—	20,899
Interest rate swaps	—	10,193	—	10,193
Forward foreign currency exchange contracts	—	3,622	—	3,622
Total assets	$129,731	$13,815	$—	$143,546

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$20,699	$20,699
Forward foreign currency exchange contracts	—	243	—	243
Total liabilities	$—	$243	$20,699	$20,942

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

Trading securities associated with deferred compensation plans

Trading securities represent mutual fund investments that are matched to employee deferred compensation obligations.  These investments are bought and sold as employees defer compensation, receive distributions, or make changes in the funds underlying their accounts.  Quoted market prices (Level 1) are used to determine the fair values of the mutual funds.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal year ended March 31, 2011, is as follows:

Balance at April 1, 2010	$25,997
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio and addition of current crop year loans).	(7,165)
Transfer of guarantees to assignee of farmer contracts (see Note 14)	(1,110)
Change in discount rate and estimated collection period	1,389
Currency remeasurement	1,588
Balance at March 31, 2011	$20,699

Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plans

Description of Plans

The Company sponsors several defined benefit pension plans covering U.S. salaried employees and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. Plan assets consist primarily of equity investments and fixed income securities. The Company also sponsors defined benefit plans that provide postretirement health and life insurance benefits for eligible U.S. employees who have attained specific age and service levels. The health benefits are funded by the Company as the costs of those benefits are incurred. The plan design includes cost-sharing features such as deductibles and coinsurance. The life insurance benefits are funded with deposits to a reserve account held by an insurance company. The Company has the right to amend or discontinue its pension and other postretirement benefit plans at any time.

Effective March 31, 2009, the Company adopted the measurement timing provisions of SFAS 158 (now part of Topic 715 of the FASB Accounting Standards Codification), which require that the funded status of defined benefit plans be measured as of the balance sheet date.  Previously, companies were allowed to measure funded status up to three months before the balance sheet date.  As a result of adopting the new measurement timing provisions, the Company changed its annual measurement date from December 31 to March 31.  As required by the guidance, the benefit expense related to the intervening three-month transition period, which totaled $2.3 million before income taxes and $1.5 million after tax, was recorded as a direct adjustment to retained earnings.

In the following disclosures, the term "accumulated benefit obligation" ("ABO") represents the actuarial present value of estimated future benefit payments earned by participants in the Company's defined benefit pension plans as of the balance sheet date without regard to the estimated effect of future compensation increases on those benefits.  The term does not apply to other postretirement benefits.  "Projected benefit obligation" refers to the projected benefit obligation ("PBO") for pension benefits and the accumulated postretirement benefit obligation ("APBO") for other postretirement benefits.  These amounts represent the actuarial present value of estimated future benefit payments earned by participants in the benefit plans as of the balance sheet date.  For pension benefits, the projected benefit obligation includes the estimated effect of future compensation increases on those benefits.

Actuarial Assumptions

Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations were as follows:
	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rates:
Benefit cost for plan year	6.00%	7.75%	6.00%	6.00%	7.75%	6.00%
Benefit obligation at end of plan year	5.50%	6.00%	7.75%	5.50%	6.00%	7.75%
Expected long-term return on plan assets:
Benefit cost for plan year	8.00%	7.75%	7.75%	4.30%	4.30%	4.30%
Benefit obligation at end of plan year	8.00%	8.00%	7.75%	4.30%	4.30%	4.30%
Salary scale	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Healthcare cost trend rate	N/A	N/A	N/A	8.00%	8.30%	8.50%

The discount rate used to calculate the benefit obligation at March 31, 2009, reflected market volatility and a temporary expansion of credit spreads on corporate bonds that returned to more normal levels after that measurement date. The increase in the expected long-term return on plan assets at March 31, 2010, reflected changes made to the Company’s investment allocation during fiscal year 2010. The healthcare cost trend rate used by the Company is based on a recent study of medical cost inflation rates.  The revised trend assumption of 8.00% in 2011 declines gradually to 4.50% in 2028.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status

The following table reflects the changes in benefit obligations and plan assets in 2011 and 2010, and the funded status of the plans at March 31, 2011 and 2010:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2011	2010	2011	2010
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$236,701	$213,646	$—	$—
Projected benefit obligation	262,085	243,760	43,888	43,429

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$243,760	$199,907	$43,429	$38,420
Service cost	4,835	3,815	787	581
Interest cost	14,168	14,899	2,534	2,789
Effect of discount rate change	15,174	48,324	2,245	7,870
Foreign currency exchange rate changes	1,626	2,983	—	—
Curtailment	966	—	—	—
Settlements	(8,483)	(2,498)	—	—
Other	5,411	(6,718)	(1,222)	(2,271)
Benefit payments	(15,372)	(16,952)	(3,885)	(3,960)
Projected benefit obligation, end of year	$262,085	$243,760	$43,888	$43,429

Change in plan assets:
Plan assets at fair value, beginning of year	$182,792	$132,080	$3,499	$3,687
Actual return on plan assets	26,077	47,553	238	197
Employer contributions	9,211	20,674	3,432	3,575
Settlements	(8,483)	(2,498)	—	—
Foreign currency exchange rate changes	1,490	1,935	—	—
Benefit payments	(15,372)	(16,952)	(3,885)	(3,960)
Plan assets at fair value, end of year	$195,715	$182,792	$3,284	$3,499

Funded status:
Funded status of the plans, end of year	$(66,370)	$(60,968)	$(40,604)	$(39,930)

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the Company’s plans at the end of fiscal years 2011 and 2010 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2011	2010	2011	2010

Non-current asset (reported in other noncurrent assets)	$1,493	$1,444	$—	$—
Current liability (included in accounts payable and accrued expenses)	(2,098)	(2,023)	(3,511)	(3,431)
Non-current liability (reported as pensions and other postretirement benefits)	(65,765)	(60,389)	(37,093)	(36,499)
Amounts recognized in the consolidated balance sheets	$(66,370)	$(60,968)	$(40,604)	$(39,930)

Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2011 and 2010, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2011	2010	2011	2010
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation	$257,240	$240,741	$43,889	$43,429
Aggregate fair value of plan assets	189,378	178,329	3,284	3,499
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation	232,342	207,507	N/A	N/A
Aggregate fair value of plan assets	189,378	174,192	N/A	N/A

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$4,835	$3,815	$4,724	$787	$581	$787
Interest cost	14,168	14,899	13,594	2,534	2,789	2,790
Expected return on plan assets	(14,938)	(13,687)	(13,380)	(144)	(152)	(157)
Curtailment loss	966	—	800	—	—	—
Settlement cost	3,119	4,640	5,449	—	—	—
Net amortization and deferral	3,937	1,387	2,245	(253)	(1,083)	(48)
Net periodic benefit cost	$12,087	$11,054	$13,432	$2,924	$2,135	$3,372

A one-percentage-point increase in the assumed healthcare cost trend rate would increase the March 31, 2011, accumulated postretirement benefit obligation by approximately $1.4 million, while a one-percentage-point decrease would reduce the accumulated benefit obligation by approximately $1.2 million.  The aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2012 would not change by a significant amount as a result of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss

The amounts recognized in other comprehensive income or loss for fiscal years 2011 and 2010 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below.  Reclassification adjustments represent amounts included in accumulated other comprehensive loss at the beginning of the year that were recognized in net periodic benefit cost during the year.  All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2011	2010	2011	2010
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$73,301	$70,912	$(7,452)	$(13,665)
Losses (gains) arising during the year	5,996	3,890	478	5,169
Reclassification adjustments during the year	(4,159)	(1,501)	252	1,044
Net actuarial loss, end of year	75,138	73,301	(6,722)	(7,452)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(3,145)	(3,400)	—	(38)
Reclassification adjustments during the year	(248)	255	—	38
Prior service cost (benefit), end of year	(3,393)	(3,145)	—	—

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$71,745	$70,156	$(6,722)	$(7,452)

Amounts in the above table reflect the Company and its consolidated subsidiaries.  The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit adjustments related to ownership interests in unconsolidated affiliates.  The Company expects to recognize approximately $5.9 million of the March 31, 2011 net actuarial loss and $0.3 million of the March 31, 2011 prior service benefit in net periodic benefit cost during fiscal year 2012.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allocation of Pension Plan Assets

The Pension Investment Committee of the Board of Directors (the “Committee”) oversees the investment of funds for the Company’s U.S. ERISA-regulated defined benefit pension plans, which represents 91% of total plan assets and 81% of total PBO.  The Committee has established, and periodically adjusts, target asset allocations for those investments to reflect a balance of the needs for liquidity, total return, and risk control.  The assets are required to be diversified across asset classes and investment styles to achieve that balance.  During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights.

The Committee, with the help of a consultant, reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for those asset classes.

The weighted–average target pension asset allocation and target ranges at the March 31, 2011, measurement date and the actual asset allocations at the March 31, 2011 and March 31, 2010, measurement dates by major asset category were as follows:

			Actual Allocation
	Target		March 31,
Major Asset Category	Allocation	Range	2011	2010

Domestic equity securities	44.0%	37% - 51%	45.6%	53.7%
International equity securities	13.0%	10% - 16%	13.6%	14.5%
Fixed income securities (1)	33.0%	26% - 40%	31.2%	31.8%
Alternative investments:
Real estate funds	5.0%	3% - 7%	4.7%	—
Hedge funds	5.0%	3% - 7%	4.9%	—
Total	100.0%		100.0%	100.0%

(1) Actual amounts include high yield securities and cash balances held for the payment of benefits.

With the assistance of a consultant, the Committee selects investment managers to invest the funds within its guidelines.  To provide for diversification, equity fund managers are limited in the level of investment in any single security, and limits are placed on the minimum size of the issuer of the security.  There is no allocation to Universal Corporation equity. One fixed income manager must invest in U.S. dollar-denominated bonds, excluding U.S. Treasury bonds, with limitations on the amounts that may be invested in any single issuer.  The minimum credit rating of issuers is BBB, and limits are placed on the amount that can be invested in issuers rated at that level. The other fixed income manager invests in high yield bonds for which credit ratings are lower.  In addition, certain speculative transactions are prohibited in either equity or fixed income management, as appropriate.  These prohibitions include margin buying, short selling, and transactions in lettered or restricted stock, puts, and straddles.  Managers are evaluated based on their adherence to the policies and their ability to exceed certain standards for returns while limiting the amount of risk over three- to five- year periods. For commingled funds, the Committee reviews the fund manager’s policies to ensure that they are consistent with fund guidelines or otherwise appropriate for the asset class.

Universal makes regular contributions to its pension and other postretirement benefit plans.  As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company provided additional contributions to its U.S. pension plans in fiscal years 2009 and 2010. With the regular and additional contributions and an increase in plan asset values during fiscal years 2010 and 2011, the Company believes that it is in full compliance with all funding requirements of the Pension Protection Act of 2006.  The Company expects to make contributions of approximately $9.6 million to its pension plans in fiscal year 2012.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year:	Pension Benefits	Other Postretirement Benefits
2012	$20,838	$3,511
2013	14,784	3,597
2014	15,446	3,584
2015	16,201	3,533
2016	14,853	3,468
2017 - 2021	99,558	17,030

Fair Values of Pension Plan Assets

Assets held by the Company’s defined benefit pension plans primarily consist of domestic and international equity securities, fixed income securities, and alternative investments. Domestic and international equities include common stock, as well as commingled funds and common collective trusts. The methodologies for determining the fair values of the plan assets are outlined below.  Where the values are based on quoted prices for the securities in an active market, they are classified as Level 1 of the fair value hierarchy. Where secondary pricing sources are used, they are classified as Level 2 of the hierarchy.  Pricing models that use significant unobservable inputs are classified as Level 3.

•	Domestic and international equity securities:

Common stock:  Shares of common stock are valued at the unadjusted official closing price as defined by the most active market, or at the most recent trade price of the security at the close of the active market.  Secondary pricing sources are used when one of these primary sources is not available. Instances requiring secondary pricing sources are reviewed for evidence of inactive, delisted, bankrupt, or suspended equities.

Commingled funds and common collective trusts:  These assets are valued at the net asset value of shares held at the valuation date, based on the quoted market prices of the underlying assets of the funds or trusts.  The investments are valued using the Net Asset Value of the fund or trust as a practical expedient for fair market value. These investment vehicles hold equity securities and cash.

•
Fixed income securities: Some fixed income investments are held through mutual funds for which an active market is available (Level 1). Other fixed income investments are valued at an estimated price that a dealer would pay for a similar security on the valuation date using observable market inputs (Level 2).  These measures may include yield curves for similarly rated securities.  Small amounts of cash are held in common collective trusts.  Fixed income securities include insurance assets, which are valued based on an actuarial calculation (Level 3).

•
Alternative investments:  Real estate assets are valued using valuation models that incorporate income and market approaches, including external appraisals, to derive fair values.  The hedge fund allocation is a fund of hedge funds and is valued by the manager based on the net asset value of each fund.  These models use significant unobservable inputs and are classified as Level 3 within the fair value hierarchy.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair values of the assets of the Company’s pension plans as of March 31, 2011 and 2010, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Domestic equity securities	$27,300	$52,768	$—	$80,068
International equity securities	23,925	—	—	23,925
Fixed income securities (1)	16,974	52,425	5,362	74,761
Alternative investments:
Real estate fund	—	—	8,338	8,338
Hedge fund	—	—	8,623	8,623
Total investments	$68,199	$105,193	$22,323	$195,715

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Domestic equity securities	$29,368	$57,647	$—	$87,015
International equity securities	23,452	14,748	—	38,200
Fixed income securities (1)	13,410	44,167	—	57,577
Total investments	$66,230	$116,562	$—	$182,792

(1) Includes high yield securities and cash and cash equivalent balances.

The Company added a real estate fund investment and a hedge fund investment during fiscal year 2011.

Other Benefit Plans

Universal and several U.S. subsidiaries offer an employer-matched defined contribution savings plan.  Amounts charged to expense for these plans were approximately $1.3 million for fiscal year 2011, $1.4 million for fiscal year 2010, and $1.4 million for fiscal year 2009.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.   COMMON AND PREFERRED STOCK

Common Stock

At March 31, 2011, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 23,240,503 shares were issued and outstanding.  Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote.  Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors.  The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board of Director’s full discretion, and there is no obligation to continue them.  If dividends on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) are not declared and paid for any dividend period, then the Company may not pay dividends on the common stock or repurchase common shares until the dividends on the Preferred Stock have been paid for a period of four consecutive quarters.

Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s common stock. Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. The current program was approved in November 2009 and authorizes the repurchase of up to $150 million of the Company’s outstanding common shares. It expires in November 2011.

Total share repurchases for the fiscal years ended March 31, 2011, 2010, and 2009 were as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
Number of shares repurchased	1,113,125	743,876	2,227,700
Cost of shares repurchased (in thousands of dollars)	$46,696	$32,942	$110,482
Weighted-average cost per share	$41.95	$44.28	$49.59

Under the current share repurchase program, through March 31, 2011, the Company has repurchased 1,509,510 shares of common stock at a total cost of approximately $66.5 million (weighted-average cost of $44.05 per share). At March 31, 2011, approximately $83.5 million of authorization remains available under the program for future share repurchase.

Convertible Perpetual Preferred Stock

The Company is also authorized to issue up to 5,000,000 shares of preferred stock.  In 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) were issued under this authorization. At March 31, 2011, 219,999 shares were issued and outstanding.  The Preferred Stock has a liquidation preference of $1,000 per share.  Holders of the Preferred Shares are entitled to receive quarterly dividends at the rate of 6.75% per annum on the liquidation preference when, as, and if declared by the Company’s Board of Directors.  Dividends are not cumulative in the event the Board of Directors does not declare a dividend for one or more quarterly periods.  Under the terms of the Preferred Stock, the Board of Directors is prohibited from declaring regular dividends on the Preferred Shares in any period in which the Company fails to meet specified levels of shareholders’ equity and net income; however, in that situation, the Board of Directors may instead declare such dividends payable in shares of the Company’s common stock or from net proceeds of common stock issued during the ninety-day period prior to the dividend declaration.  The Preferred Shares have no voting rights, except in the event the Company fails to pay dividends for four consecutive or non-consecutive quarterly dividend periods or fails to pay the redemption price on any date that the Preferred Shares are called for redemption, in which case the holders of Preferred Shares will be entitled to elect two additional directors to the Company’s Board to serve until dividends on the Preferred Stock have been fully paid for four consecutive quarters.

The Preferred Shares are convertible, at any time at the option of the holder, into shares of the Company’s common stock at a conversion rate that is adjusted each time the Company pays a dividend on its common stock that exceeds $0.43 per share.  The conversion rate at March 31, 2011, was 21.6267 shares of common stock per preferred share, which represents a conversion price of approximately $46.24 per common share.  Upon conversion, the Company may, at its option, satisfy all or part of the conversion value in cash.

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

NOTE 13.   EXECUTIVE STOCK PLANS AND STOCK-BASED COMPENSATION

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

The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Executive Compensation, Nominating, and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year.  Since fiscal year 2006, grants have included restricted stock, RSUs, PSAs, and stock-settled SARs.  Prior to 2006, non-qualified stock options were the primary form of stock-based compensation awarded, and some of those options remained outstanding at March 31, 2011.  Outside directors automatically receive restricted stock units or shares of restricted stock following each annual meeting of shareholders.

Non-qualified stock options and SARs granted under the Plans have an exercise price equal to the market price of a share of common stock on the date of grant.  All stock options currently outstanding under the Plans are fully vested and exercisable, and they expire ten years after the grant date.  SARs granted under the Plans vest in equal one-third tranches one, two, and three years after the grant date and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date.  RSUs awarded under the Plans vest five years from the grant date and are then paid out in shares of common stock.  Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant.  The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting.  Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award.  RSUs awarded to outside directors vest three years after the grant date, and restricted shares vest upon the individual’s retirement from service as a director.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and SARs

The following tables summarize the Company’s stock option and SAR activity and related information for fiscal years 2009 through 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value

Fiscal Year Ended March 31, 2009:
Outstanding at beginning of year	597,890	$49.97
Granted	132,000	51.32
Exercised	(10,333)	36.14
Outstanding at end of year	719,557	50.41

Fiscal Year Ended March 31, 2010:
Granted	253,800	35.30
Exercised	(132,892)	36.09
Cancelled/expired	(8,667)	24.69
Outstanding at end of year	831,798	48.36

Fiscal Year Ended March 31, 2011:
Granted	153,600	39.71
Cancelled/expired	(62,800)	62.66
Outstanding at end of year	922,598	$45.94	6.89	$3,159

Exercisable at end of year	554,265	$50.72	5.82	$1,109
Expected to vest in future periods	368,333	$38.76	8.49	$2,050

	Fiscal Year Ended March 31,
	2011	2010	2009

Total intrinsic value of stock options and SARs exercised	$—	$2,238	$143
Total fair value of SARs vested	$1,849	$1,611	$2,283

Intrinsic value and aggregate intrinsic value in the tables above are based on the difference between the market price of the underlying shares at the exercise date or balance sheet date, as applicable, and the exercise prices of the stock options and SARs.  The closing market prices used to determine the aggregate intrinsic value at the end of each fiscal year were as follows:  $43.54 at March 31, 2011, $52.69 at March 31, 2010, and $29.92 at March 31, 2009.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs

The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2009 through 2011:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Fiscal Year Ended March 31, 2009:
Unvested at beginning of year	137,777	$49.48	60,400	$39.41	—	$—
Granted	44,590	50.28	14,500	48.01	31,600	45.96
Vested	(32,203)	48.93	—	—	—	—
Forfeited	(1,034)	48.26	—	—	(1,134)	45.96
Unvested at end of year	149,130	49.84	74,900	41.08	30,466	45.96

Fiscal Year Ended March 31, 2010:
Granted	73,589	35.93	17,550	39.76	63,450	29.67
Vested	(14,955)	47.21	(7,700)	40.41	—	—
Forfeited	—	—	—	—	(897)	45.96
Unvested at end of year	207,764	32.50	84,750	40.87	93,019	34.85

Fiscal Year Ended March 31, 2011:
Granted	63,992	41.40	—	—	38,400	33.95
Vested	(24,940)	46.35	(7,000)	41.96	—	—
Unvested at end of year	246,816	$44.07	77,750	$40.77	131,419	$34.59

Stock-Based Compensation Expense

Determination of the Grant Date Fair Value of Stock-Based Compensation

As noted above, the Company granted SARs, RSUs, restricted stock, and PSAs during fiscal years 2009 through 2011.  The fair value of the RSUs, restricted stock, and PSAs was based on the market price of the common stock on the grant date.  The fair values of the SARs were estimated using the Black-Scholes pricing model and the following assumptions:

	Fiscal Year Ended March 31,
	2011	2010	2009
Assumptions:
Expected term	5.0 years	5.0 years	5.0 years
Expected volatility	35.3%	39.0%	31.3%
Expected dividend yield	4.73%	5.21%	3.50%
Risk-free interest rate	2.36%	2.51%	3.32%

Resulting fair value of SARs granted	$8.35	$7.85	$11.65

The expected term was based on the Company’s historical stock option exercise data for instruments with comparable features and economic characteristics.  The expected volatility was estimated based on historical volatility of the Company’s common stock using weekly closing prices.  The expected dividend yield was based on the annualized quarterly dividend rate and the market price of the common stock at grant date.  The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the grant date for securities with a remaining term equal to the expected term of the SARs or stock options.  Since all SAR grants were awarded on the same date in each of the three fiscal years 2009 through 2011, the fair values shown in the above table represent the weighted-average grant date fair values for those years.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recognition and Pro Forma Disclosure of Compensation Expense

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award.  For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant.  For the fiscal years ended March 31, 2011, 2010, and 2009, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009

Total stock-based compensation expense	$5,893	$6,133	$4,870
Income tax benefit recorded on stock-based compensation expense	$2,063	$2,147	$1,704

At March 31, 2011, the Company had $5.3 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.1 years.  Cash proceeds from the exercise of stock options were not material for the fiscal years ended March 31, 2011, 2010, or 2009.

NOTE 14.   COMMITMENTS AND OTHER MATTERS

Commitments

The Company enters into contracts to purchase tobacco from farmers in a number of the countries in which it operates.  The majority of these contracts are with farmers in Brazil and several African countries.  Most contracts cover one annual growing season, but some contracts with a small number of commercial farmers in Africa cover multiple years.  Primarily with the farmer contracts in Brazil, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks.  At March 31, 2011, the Company had contracts to purchase approximately $650 million of tobacco, $560 million of which represented volumes to be delivered during the coming fiscal year.  These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors.  Tobacco purchase obligations have been partially funded by advances to farmers and other suppliers, which totaled approximately $160 million at March 31, 2011.  The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the seasonal or long-term financing it provided to the farmers.  As discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers, primarily in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans.  In addition to its contractual obligations to purchase tobacco, the Company has commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $55 million at March 31, 2011.

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there.  At March 31, 2011, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $52 million, ($73 million including unpaid accrued interest, less $21 million recorded for the fair value of the guarantees).  About 92% of these guarantees expire within one year, and all of the remainder expire within five years.  As noted above, the subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to third-party banks.  Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers.  The maximum potential amount of future payments that the Company’s subsidiary could be required to make at March 31, 2011, was the face amount, $73 million including unpaid accrued interest ($112 million as of March 31, 2010).  The fair value of the guarantees was a liability of approximately $21 million at March 31, 2011, and $26 million at March 31, 2010.  In addition to these guarantees, the Company has other contingent liabilities totaling approximately $54 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union (see Note 3).

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers

A material part of the Company’s business is dependent upon a few customers. For the fiscal years ended March 31, 2011, 2010 and 2009, revenue from Philip Morris International, Inc. was approximately $750 million, $700 million, and $700 million, respectively.  For the same periods, Japan Tobacco, Inc. accounted for revenue of approximately $340 million, $575 million, and $550 million, respectively, and Imperial Tobacco Group, PLC accounted for revenue of approximately $320 million, $250 million, and $280 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations.  The loss of, or substantial reduction in business from, any of these customers would have a material adverse effect on the Company.

Accounts Receivable

The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $5.6 million and $4.3 million at March 31, 2011 and 2010, respectively.  At March 31, 2011 and 2010, accounts receivable by reportable operating segment were as follows:

	March 31,
	2011	2010
Flue-cured and burley leaf tobacco operations:
North America	$32,640	$39,820
Other Regions	269,613	188,014
Subtotal	302,253	227,834
Other Tobacco Operations	33,322	39,126
Consolidated accounts receivable	$335,575	$266,960

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statutory Severance and Pension Obligations in Malawi

In fiscal year 2008, the Company’s operating subsidiary in Malawi recorded a charge to accrue statutory severance obligations based on court rulings that found the severance benefits payable to employees upon retirement, death, involuntary termination, or termination by mutual agreement under the Malawi Employment Act of 2000, even in cases where employees are covered by a company-sponsored pension benefit.  Because the effect of the court rulings was to entitle some employees to both private pension benefits and statutory severance benefits in cases of normal retirement, some of the rulings were appealed to higher courts.  In April 2010, the Malawi High Court ruled that the statutory severance benefit was payable only upon involuntary termination, not upon normal retirement.   Although that decision has been further appealed to the Malawi Supreme Court, the Malawi Parliament has since passed new Employment legislation eliminating the requirement to pay statutory severance benefits in cases of normal retirement, but establishing under separate but related Pension legislation a new pension benefit requirement for employees who meet specified service criteria.  Both pieces of legislation, while passed, had not been formally enacted into law at March 31, 2011.  The Pension Act has since been enacted but still requires an implementation date.  For a significant number of employees, the new Pension legislation will provide a pension benefit for past service that is expected to be the same as the accumulated statutory severance benefit at the date that new legislation is implemented.  At March 31, 2011, the Malawi subsidiary’s recorded obligation for statutory severance benefits was approximately $11 million. Upon full implementation of both pieces of legislation, a significant portion of the liability for severance benefits is expected to be reversed, but a liability for pension benefits would be recorded.  Based upon information currently available, the liability for pension benefits is not expected to differ materially from the liability currently recorded for severance benefits.

Investment in Socotab L.L.C.

Universal has a 49% ownership interest in Socotab L.L.C., a leading processor and leaf merchant of oriental tobaccos with operations located principally in Europe.  Summarized financial information for Socotab L.L.C. for its fiscal years ended March 31, 2011, 2010, and 2009, is as follows:

	Fiscal Years Ended March 31,
	2011	2010	2009
Income Statement Information:
Sales	$317,248	$394,767	$398,196
Gross profit	51,540	84,645	84,318
Net income attributable to Socotab L.L.C	8,114	29,244	33,033

	March 31,
	2011	2010
Balance Sheet Information:
Current assets	$293,909	$304,032
Property, plant and equipment and other assets	88,127	85,429
Current liabilities	173,154	200,842
Long-term obligations and other liabilities	32,115	31,490
Noncontrolling interests in subsidiaries	154	310

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.   OPERATING SEGMENTS

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

The principal approach used by management to evaluate the Company’s performance is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations.  Oriental tobacco operations consist principally of a 49% interest in an affiliate, and the performance of those operations is evaluated based on the Company’s equity in the pretax earnings of that affiliate.  Under this structure, the Company has the following primary operating segments:  North America, South America, Africa, Europe, Asia, Dark Air-Cured, Special Services, and Oriental.  North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers.  From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of or for the fiscal years ended March 31, 2011, 2010, and 2009, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2011	2010	2009	2011	2010	2009
Flue-cured and burley leaf tobacco operations:
North America	$340,366	$357,195	$416,899	$59,278	$57,006	$48,010
Other Regions (1)	1,944,410	1,895,829	1,848,430	169,989	182,513	140,476
Subtotal	2,284,776	2,253,024	2,265,329	229,267	239,519	188,486
Other Tobacco Operations (2)	286,751	238,714	289,330	28,658	40,066	41,989
Segment total	2,571,527	2,491,738	2,554,659	257,925	279,585	230,475
Deduct:
Equity in pretax earnings of unconsolidated affiliates (3)				(8,634)	(22,376)	(20,543)
Restructuring and impairment costs (4)				(21,504)	—	—
Add:
Other income (4)				19,368	—	—
Reversal of European Commission fines (4)				7,445
Consolidated total	$2,571,527	$2,491,738	$2,554,659	$254,600	$257,209	$209,932

	Segment Assets			Goodwill
	March 31,			March 31,
	2011	2010	2009	2011	2010	2009
Flue-cured and burley leaf tobacco operations:
North America	$289,950	$362,008	$295,908	$—	$—	$—
Other Regions (1)	1,612,558	1,649,349	1,535,736	96,543	102,224	102,462
Subtotal	1,902,508	2,011,357	1,831,644	96,543	102,224	102,462
Other Tobacco Operations (2)	325,359	359,683	306,532	1,713	1,713	1,713
Segment and consolidated totals	$2,227,867	$2,371,040	$2,138,176	$98,256	$103,937	$104,175

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2011	2010	2009	2011	2010	2009
Flue-cured and burley leaf tobacco operations:
North America	$11,866	$11,953	$10,926	$3,080	$12,105	$3,215
Other Regions (1)	28,541	26,710	27,866	34,324	31,283	25,595
Subtotal	40,407	38,663	38,792	37,404	43,388	28,810
Other Tobacco Operations (2)	4,865	4,833	2,998	1,725	14,189	6,846
Segment and consolidated totals	$45,272	$43,496	$41,790	$39,129	$57,577	$35,656

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)
Includes Dark Air-Cured, Oriental and Special Services, as well as inter-company eliminations.  Oriental does not contribute significantly to the reported amounts for sales and other operating revenues, goodwill, depreciation and amortization, or capital expenditures because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.  The investment in the unconsolidated affiliate is included in segment assets and was approximately $110.8 million, $101.4 million, and $98.8 million, at March 31, 2011, 2010, and 2009, respectively.

(3)	Item is included in segment operating income, but is not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data as of, or for, the fiscal years ended March 31, 2011, 2010, and 2009, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment.  Long-lived assets consist of net property, plant, and equipment, goodwill, other intangibles, and certain other non-current assets.

Geographic Data
	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2011	2010	2009
United States	$340,313	$305,390	$370,182
Belgium	345,774	469,067	527,807
Germany	267,087	199,768	187,957
All other countries	1,618,353	1,517,513	1,468,713
Consolidated total	$2,571,527	$2,491,738	$2,554,659

	Long-Lived Assets
	Fiscal Year Ended March 31,
	2011	2010	2009
United States	$91,760	$103,548	$96,667
Brazil	141,535	156,961	158,591
Mozambique	53,854	50,045	48,679
All other countries	129,100	126,071	115,067
Consolidated total	$416,249	$436,625	$419,004

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.   UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal years ended March 31, 2011 and 2010, is provided in the table below.  Due to the seasonal nature of the Company's business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2011
Sales and other operating revenues	$538,916	$664,188	$688,208	$680,215
Gross profit	102,237	133,274	154,044	118,778
Net income	24,418	53,783	57,585	28,764
Net income attributable to Universal Corporation	25,320	51,831	52,298	27,116
Earnings available to Universal Corporation common shareholders
after dividends on convertible perpetual preferred stock	21,608	48,118	48,586	23,403
Earnings per share attributable to Universal Corporation
common shareholders:
Basic	0.89	2.00	2.05	1.00
Diluted	0.87	1.78	1.82	0.95
Cash dividends declared per share of convertible perpetual
preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.47	0.47	0.48	0.48
Market price range of common stock:
High	55.92	44.82	43.34	43.72
Low	38.38	35.44	37.05	37.74

Fiscal Year Ended March 31, 2010
Sales and other operating revenues	$616,112	$647,918	$661,205	$566,503
Gross profit	139,364	147,343	144,664	110,894
Net income	43,804	54,672	48,474	23,395
Net income attributable to Universal Corporation	43,745	52,515	45,696	26,441
Earnings available to Universal Corporation common shareholders
after dividends on convertible perpetual preferred stock	40,033	48,802	41,984	22,728
Earnings per share attributable to Universal Corporation
common shareholders:
Basic	1.60	1.97	1.70	0.93
Diluted	1.47	1.77	1.54	0.90
Cash dividends declared per share of convertible perpetual
preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.46	0.46	0.47	0.47
Market price range of common stock:
High	38.29	44.02	49.48	55.19
Low	29.27	33.46	41.27	45.36

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Significant items included in the quarterly results were as follows:

•
First Quarter 2011 – restructuring costs of $0.9 million associated with voluntary early retirement offers aimed at reducing costs in the Company’s U.S. operations. The restructuring costs reduced net income attributable to Universal Corporation by approximately $0.6 million and diluted earnings per share by $0.02.

•
Second Quarter 2011 – a $7.4 million reversal of a portion of a charge recorded in fiscal year 2005 to accrue a fine imposed by the European Commission on Deltafina, S.p.A., the Company’s subsidiary in Italy, related to tobacco buying practices in Spain. The reversal reflected a favorable court decision in Deltafina’s appeal of the fine and increased net income attributable to Universal Corporation by $4.8 million and diluted earnings per share by $0.17. The Company also recorded restructuring costs of approximately $2.0 million primarily related to voluntary early retirement offers in the Company’s U.S. operations and voluntary and involuntary separations in various other locations. The restructuring costs reduced net income attributable to Universal Corporation by $1.3 million and diluted earnings per share by $0.05.

•
Third Quarter 2011 – a $19.4 million gain on the assignment of farmer contracts and sale of related assets in Brazil to an operating subsidiary of one of the Company’s major customers. The gain increased net income attributable to Universal Corporation by $12.6 million and diluted earnings per share by $0.44. The Company also recorded restructuring and impairment costs totaling $11.0 million during the quarter. Those costs primarily related to a decision to close the Company’s leaf tobacco processing operations in Canada and sell the assets of the operations, but they also included costs associated with initiatives to restructure and downsize activities at various other locations. The restructuring and impairment costs reduced net income attributable to Universal Corporation by $7.5 million and diluted earnings per share by $0.26.

•
Fourth Quarter 2011 – restructuring and impairment costs totaling $7.5 million. The restructuring costs included pension curtailment and settlement charges related to the termination of a defined benefit pension plan with the closing of the operations in Canada, as well as costs associated with voluntary early retirement offers in the Company’s U.S. operations and voluntary and involuntary separations in various other locations. The restructuring and impairment costs reduced net income attributable to Universal Corporation by $4.8 million and diluted earnings per share by $0.17.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, during fiscal year 2009, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (codified in FASB ASC Topic 715, Compensation – Retirement Benefits).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 26, 2011

 Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control
Over Financial Reporting

The Board of Directors and Shareholders of
Universal Corporation

We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011 and our report dated May 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 26, 2011

 Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

For the three years ended March 31, 2011, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.

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

As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”).  Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2011.  Their report on this audit appears on page 92 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2011 Proxy Statement.

The following are executive officers of the Company as of May 26, 2011.

Name	Position	Age

G. C. Freeman, III	Chairman, President and Chief Executive Officer	48

W. K. Brewer	Executive Vice President and Chief Operating Officer	52

D. C. Moore	Senior Vice President and Chief Financial Officer	55

K. M. L. Whelan	Vice President and Treasurer	64

P. D. Wigner	Vice President, General Counsel, Secretary & Chief Compliance Officer	42

W. J. Coronado	Vice President	57

R. M. Paul	Executive Vice President, Universal Leaf Tobacco Company, Inc.	53

R. M. Peebles	Vice President and Controller	53

There are no family relationships between any of the above officers.

K.M.L. Whelan, W.J. Coronado, R. M. Paul, and R.M. Peebles have been employed by the Company in their listed capacities during the last five years.  G.C. Freeman, III served as General Counsel and Secretary from February 1, 2001, until November 2005, and was elected Vice President in November 2005, President in December 2006, Chief Executive Officer effective April 1, 2008 and Chairman of the Board in August 2008.  W.K. Brewer served as President of Universal Leaf North America U.S., Inc. from January 1, 2002 until March 2006 and was elected Executive Vice President of Universal Leaf Tobacco Company, Incorporated (“Universal Leaf”) in March 2006, Vice President of Universal Corporation in August 2007, and Executive Vice President and Chief Operating Officer in August 2008.  D.C. Moore was elected Senior Vice President and Chief Financial Officer effective September 1, 2008.  Mr. Moore served as Vice President and Chief Administrative Officer from April 2006 until September 2008, as Senior Vice President of Universal Leaf from September 2005 until April 2006, and as Managing Director of Universal Leaf International SA from April 2002 until September 2005.   P.D. Wigner was elected Chief Compliance Officer in November 2007, Vice President in August 2007, and General Counsel and Secretary in November 2005.  Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005.

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

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2011 Proxy Statement and such information is incorporated by reference herein.

Item 11.   Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2011 Proxy Statement, which information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Shares of the Company’s common stock are authorized for issuance with respect to the Company’s compensation plans. The following table sets forth information as of March 31, 2011, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)

Equity compensation plans approved by shareholders:
1994 Amended and Restated Stock Option Plan for Non-Employee Directors	11,000	$39.47	—
1997 Executive Stock Plan	4,000	35.81	—
2002 Executive Stock Plan	458,393	53.43	127,099	(2)
2007 Stock Incentive Plan	828,146	40.47	1,279,033	(3)
Equity compensation plans not approved by shareholders (4)	—	—	—
Total	1,301,539	$45.01	1,406,132

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants, and rights.
(2)
The 2002 Executive Stock Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units.  Of the 127,099 shares of common stock remaining available for future issuance under that plan, none are available for awards of common stock or restricted stock.

(3)
The 2007 Stock Incentive Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units.  Of the 1,279,033 shares of common stock remaining available for future issuance under that plan, 170,925 shares are available for awards of common stock, restricted stock units, or restricted stock.

(4)	All of the Company’s equity compensation plans have been approved by shareholders.

Refer also to the caption “Stock Ownership” in the Company’s 2011 Proxy Statement, which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Refer to the caption “Certain Transactions” in the Company’s 2011 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2011 Proxy Statement and such information is incorporated by reference herein.

Item 14.   Principal Accounting Fees and Services

Refer to the caption “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2011 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report:

1.	Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2011, 2010, and 2009
Consolidated Balance Sheets at March 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2011, 2010, and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2011, 2010, and 2009
Report of Ernst & Young LLP, Independent Registered Accounting Firm
Report of Ernst & Young LLP, Independent Registered Accounting Firm, on Internal Control Over Financial Reporting
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

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2011, 2010, and 2009

Description	Balance at Beginning of Period	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (a)	Balance at End of Period
(in thousands of dollars)

Fiscal Year Ended March 31, 2009
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$7,920	$(913)	$—	$(970)	$6,037

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	21,585	26,908	—	(20,329)	28,164

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	4,648	8,871	—	(1,262)	12,257

Fiscal Year Ended March 31, 2010
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$6,037	$697	$—	$123	$6,857

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	28,164	18,514	—	9,565	56,243

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	12,257	3,174	—	2,162	17,593

Fiscal Year Ended March 31, 2011
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$6,857	$(681)	$—	$(573)	$5,603

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	56,243	18,666	—	29	74,938

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	17,593	3,785	—	748	22,126

(a)	Includes direct write-offs of assets and currency remeasurement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION

May 26, 2011
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 26, 2011
George C. Freeman, III	(Principal Executive Officer)

/s/ DAVID C. MOORE	Senior Vice President and Chief Financial Officer	May 26, 2011
David C. Moore	(Principal Financial Officer)

/s/ ROBERT M. PEEBLES	Vice President and Controller	May 26, 2011
Robert M. Peebles	(Principal Accounting Officer)

/s/ JOHN B. ADAMS, JR.	Director	May 26, 2011
John B. Adams, Jr.

/s/ CHESTER A. CROCKER	Director	May 26, 2011
Chester A. Crocker

/s/ CHARLES H. FOSTER, JR.	Director	May 26, 2011
Charles H. Foster, Jr.

/s/ THOMAS H. JOHNSON	Director	May 26, 2011
Thomas H. Johnson

/s/ EDDIE N. MOORE, JR.	Director	May 26, 2011
Eddie N. Moore, Jr.

/s/ JEREMIAH J. SHEEHAN	Director	May 26, 2011
Jeremiah J. Sheehan

Signature	Title	Date

/s/ ROBERT C. SLEDD	Director	May 26, 2011
Robert C. Sledd

/s/ HUBERT R. STALLARD	Director	May 26, 2011
Hubert R. Stallard

/s/ DR. EUGENE P. TRANI	Director	May 26, 2011
Dr. Eugene P. Trani

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation, effective August 30, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K Registration Statement filed September 6, 2007, File No. 001-00652).

3.2	Amended and Restated Bylaws (as of August 3, 2010) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 3, 2010, File No. 001-00652).

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 001-00652).

4.2	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 001-00652).

4.3	Form of Fixed Rate Note due September 26, 2012 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2002, File No. 001-00652).

4.4	Form of Fixed Rate Note due December 1, 2014 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 20, 2009, File No. 001-00652).

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

10.8
Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors dated October 27, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-00652).

1

10.9
Form of Universal Corporation Non-Employee Director Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, File No. 001-00652).

10.10
Form of Universal Corporation 1997 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 001-00652).

10.11
Form of Universal Corporation 1999 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-00652).

10.12
Form of Amendment to Stock Option and Equity Accumulation Agreements dated December 31, 1999 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-00652).

10.13
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

10.15
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

10.18
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

10.20
Form of 2002 Stock Option and Equity Accumulation Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 001-00652).

10.21
Form of 2002 Non-Qualified Stock Option Agreement, with Schedule of Grants to Executive Officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 001-00652).

10.22	Form of 2005 Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 9, 2005, File No. 001-00652).

10.23
Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of September 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-00652).

2

10.24
Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-00652).

10.25
Form of Universal Corporation 1997 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 001-00652).

10.26
Revised Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 9, 2010, File No. 001-00652).

10.27	Form Change of Control Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 001-00652).

10.28	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 001-00652).

10.29
Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 001-00652).

10.30
Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, file no. 001-00652).

10.31
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

10.32	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 001-00652).

10.33	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 001-00652).

10.34	Form of Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 001-00652).

10.35	Form Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 28, 2008, File No. 001-00652).

10.36	Form Performance Share Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.37	Form Restricted Stock Unit Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.38	Form Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.39	Form Performance Share Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 23, 2009, File No. 001-00652).

3

10.40
Purchase and Sale Agreement, dated July 6, 2006, by and between the Registrant, Deli Universal, Inc., NVDU Acquisition B.V., and N.V. Deli Universal (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 11, 2006, File No. 001-00652).

10.41
Form of Amended Employee Grantor Trust Enrollment Agreement dated December 29, 2006, between Universal Leaf Tobacco Company, Incorporated and named executive officers (Allen B. King, George C. Freeman, III, and Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 5, 2007, File No. 001-00652).

10.42
Universal Corporation 2007 Stock Incentive Plan dated August 7, 2007 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 001-00652).

10.43	Universal Corporation Executive Officer Annual Incentive Plan, as amended (incorporated herein by reference to the Registrant's definitive proxy statement filed June 25, 2009, File No. 001-00652).

10.44
Form of Universal Corporation 2010 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.45
Form of Universal Corporation Stock Appreciation Rights Agreement for executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.46	Form of Universal Corporation Performance Share Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.47
Universal Leaf Tobacco Company, Incorporated Deferred Income Plan III, amended and restated as of December 31, 2008 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.48
Universal Corporation Outside Directors' Deferred Income Plan III, amended and restated as of December 31, 2008, and amended as of February 1, 2010 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.49	Form of Universal Corporation 2011 Restricted Stock Units Agreement.*

10.50	Form of Universal Corporation Stock Appreciation Rights Agreement for executive officers.*

10.51	Form of Universal Corporation Performance Share Award Agreement.*

10.52
Plea Agreement between Universal Leaf Tobacos Ltda., Universal Corporation and the United States Department of Justice (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 6, 2010, File No. 001-00652).

10.53
Non-Prosecution Agreement between Universal Corporation and the United States Department of Justice (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 6, 2010, File No. 001-00652).

10.54
Consent of Defendant Universal Corporation and Final Judgment as to Defendant Universal Corporation (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 6, 2010, File No. 001-00652).

4

12		Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

21		Subsidiaries of the Registrant.*

23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2		Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101		Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended March 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for each of the three years ended March 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets at March 31, 2011 and 2010, (iii) the Consolidated Statement of Cash Flows for each of the three years ended March 31, 2011, 2010 and 2009, (iv) the Consolidated Statement of Shareholders’ Equity for each of the three years ended March 31, 2011, 2010 and 20098, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and (vi) Schedule II - Valuation and Qualifying Accounts, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

	*	Filed herewith.