Form 10-Q
period 2011-06-30
UNIVERSAL CORP /VA/
filed 2011-08-05
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                    TO

Commission File Number:  001-00652

UNIVERSAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization) 9201 Forest Hill Avenue, Richmond, Virginia (Address of principal executive offices)	54-0414210 (I.R.S. Employer Identification Number) 23235 (Zip Code)

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

As of August 1, 2011, the total number of shares of common stock outstanding was 23,226,863.

UNIVERSAL CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(In thousands of dollars, except per share data)

	Three Months Ended June 30,
	2011	2010
	(Unaudited)
Sales and other operating revenues	$479,465	$538,916
Costs and expenses
Cost of goods sold	385,107	436,679
Selling, general and administrative expenses	61,578	60,183
Other income	(9,592)	—
Restructuring costs	6,859	949
Operating income	35,513	41,105
Equity in pretax earnings (loss) of unconsolidated affiliates	(3,489)	378
Interest income	357	444
Interest expense	5,533	5,126
Income before income taxes and other items	26,848	36,801
Income taxes	9,526	12,383
Net income	17,322	24,418
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(1,434)	902
Net income attributable to Universal Corporation	15,888	25,320
Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)
Earnings available to Universal Corporation common shareholders	$12,176	$21,608

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$0.52	$0.89
Diluted	$0.52	$0.87

Retained earnings - beginning of year	$825,751	$767,213
Net income attributable to Universal Corporation	15,888	25,320
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock	(3,712)	(3,712)
Common stock (2011 - $0.48 per share; 2010 - $0.47 per share)	(11,189)	(11,347)
Repurchase of common stock - cost in excess of stated capital amount	(2,827)	(8,605)
Dividend equivalents on restricted stock units	(118)	(97)
Retained earnings - end of period	$823,793	$768,772

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 30, 2011	June 30, 2010	March 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$93,795	$61,781	$141,007
Accounts receivable, net	322,690	221,053	335,575
Advances to suppliers, net	130,783	122,878	160,616
Accounts receivable - unconsolidated affiliates	47,111	42,403	10,433
Inventories - at lower of cost or market:
Tobacco	987,379	1,152,427	742,422
Other	60,871	66,183	48,647
Prepaid income taxes	20,493	14,062	18,661
Deferred income taxes	54,479	46,058	47,009
Other current assets	77,527	72,042	73,864
Total current assets	1,795,128	1,798,887	1,578,234

Property, plant and equipment
Land	14,186	15,740	14,851
Buildings	241,771	262,468	257,380
Machinery and equipment	537,693	535,480	555,316
	793,650	813,688	827,547
Less accumulated depreciation	(483,481)	(486,576)	(510,844)
	310,169	327,112	316,703
Other assets
Goodwill and other intangibles	99,461	105,409	99,546
Investments in unconsolidated affiliates	113,745	95,494	115,478
Deferred income taxes	12,957	28,627	18,177
Other noncurrent assets	66,165	101,870	99,729
	292,328	331,400	332,930

Total assets	$2,397,625	$2,457,399	$2,227,867

See accompanying notes

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 30, 2011	June 30, 2010	March 31, 2011
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
Notes payable and overdrafts	$263,302	$298,899	$149,291
Accounts payable and accrued expenses	217,225	239,451	213,014
Accounts payable - unconsolidated affiliates	322	977	4,154
Customer advances and deposits	65,588	144,477	8,426
Accrued compensation	22,532	17,978	30,201
Income taxes payable	10,942	13,958	12,265
Current portion of long-term obligations	95,000	5,000	95,000
Total current liabilities	674,911	720,740	512,351

Long-term obligations	321,612	418,547	320,193

Pensions and other postretirement benefits	106,612	98,686	102,858

Other long-term liabilities	44,729	65,412	50,213

Deferred income taxes	45,036	38,627	42,847

Total liabilities	1,192,900	1,342,012	1,028,462

Shareholders' equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value,
500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value,
5,000,000 shares authorized, 219,999 shares issued
and outstanding (219,999 at June 30, 2010, and March 31, 2011)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares
authorized, 23,226,863 shares issued and outstanding
(24,155,316 at June 30, 2010, and 23,240,503 at March 31, 2011)	192,590	194,960	191,608
Retained earnings	823,793	768,772	825,751
Accumulated other comprehensive loss	(39,910)	(66,242)	(44,776)
Total Universal Corporation shareholders' equity	1,189,496	1,110,513	1,185,606

Noncontrolling interests in subsidiaries	15,229	4,874	13,799

Total shareholders' equity	1,204,725	1,115,387	1,199,405

Total liabilities and shareholders' equity	$2,397,625	$2,457,399	$2,227,867

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Three Months Ended June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,322	$24,418
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	11,027	10,823
Amortization	400	412
Provisions for losses on advances and guaranteed loans to suppliers	4,254	2,991
Foreign currency remeasurement loss (gain), net	178	1,876
Gain on fire loss insurance settlement	(9,592)	—
Restructuring costs	6,859	949
Other, net	10,371	(1,023)
Changes in operating assets and liabilities, net	(186,063)	(303,270)
Net cash used by operating activities	(145,244)	(262,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,827)	(13,154)
Proceeds from sale of property, plant and equipment, and other	5,817	945
Proceeds from fire loss insurance settlement	9,933	—
Net cash provided (used) by investing activities	6,923	(12,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	109,662	127,985
Repayment of long-term obligations	—	(10,000)
Issuance of common stock	134	—
Repurchase of common stock	(4,004)	(10,933)
Dividends paid on convertible perpetual preferred stock	(3,712)	(3,712)
Dividends paid on common stock	(11,195)	(11,427)
Net cash provided by financing activities	90,885	91,913

Effect of exchange rate changes on cash	224	(1,052)
Net decrease in cash and cash equivalents	(47,212)	(184,172)
Cash and cash equivalents at beginning of year	141,007	245,953
Cash and cash equivalents at end of period	$93,795	$61,781

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is the leading global leaf tobacco merchant and processor.  Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature.  Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2011, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement.  It also requires additional disclosures about methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements.  The adoption of ASU 2009-13 did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement” (“ASU 2011-04”).  The primary focus of ASU 2011-04 is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”).  While ASU 2011-04 does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied prospectively.  The Company is currently evaluating the revised guidance to determine the effect it will have on its financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  This guidance requires companies to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, amounts reclassified from OCI to net income for each reporting period must be displayed as components of both net income and OCI on the face of the financial statements.  The guidance does not change the items that are reported in OCI.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and Universal plans to adopt it for the interim quarter ending June 30, 2012.  The Company is currently evaluating the new guidance to determine the effect it will have on its financial statements.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there.  At June 30, 2011, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $25 million ($39 million face amount including unpaid accrued interest, less $14 million recorded for the fair value of the guarantees).  About 76% of these guarantees expire within one year, and all of the remainder expire within five years.  The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks.  Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers.  The maximum potential amount of future payments that the Company’s subsidiary could be required to make at June 30, 2011, was the face amount, $39 million including unpaid accrued interest ($62 million as of June 30, 2010, and $73 million at March 31, 2011).  The fair value of the guarantees was a liability of approximately $14 million at June 30, 2011 ($16 million at June 30, 2010, and $21 million at March 31, 2011).  In addition to these guarantees, the Company has other contingent liabilities totaling approximately $56 million, primarily related to a bank guarantee that bonds an appeal of a 2006 fine in the European Union, as discussed below.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union (“General Court”).  A hearing was held in June 2009, and on September 8, 2010, the General Court issued its decision, in which it reduced the amount of the Deltafina fine to €6.12 million. The General Court held in part that the Commission erred in finding Deltafina acted as the leader of the Spanish cartel, and that the Commission’s corresponding increase of the underlying fine by 50% was not justified.  As a result of the General Court’s decision in September 2010, during the second quarter of fiscal year 2011, the Company reversed €5.76 million (approximately $7.4 million) of the charge previously recorded to accrue the fine and recognized approximately $1.2 million of interest income returned on the escrow funds.  Deltafina filed an appeal to the General Court decision with the European Court of Justice on November 18, 2010.  Although Deltafina believed the General Court erred in not reducing the remaining fine further based on numerous grounds, due to strategic reasons Deltafina recently withdrew its appeal.  The result is to end the matter in the judicial system, and to confirm the fine reduction granted in the General Court.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity.  Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity.  On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million (about $44 million at the June 30, 2011 exchange rate) on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

The Company does not believe that the decision can be reconciled with either the Commission’s Statement of Objections or the facts.  In January 2006, the Company and Deltafina each filed appeals in the General Court.  Deltafina’s appeal was held on September 28, 2010.  For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal.  Based on consultation with outside legal counsel, the Company believes it is probable that Deltafina will prevail in the appeals process and has not accrued a charge for the fine.  If the Company and Deltafina are ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €5.7 million (about $8.3 million) at June 30, 2011.  Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.  The Company expects the General Court will issue a decision in this matter in September 2011.

Advances to Suppliers

In some regions where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs.  These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheet.  Primarily in Brazil, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure.  In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year.  The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheet.  Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected.  Short-term and long-term advances to suppliers totaled $227 million at June 30, 2011, $205 million at June 30, 2010, and $271 million at March 31, 2011.  The related valuation allowances totaled $83 million at June 30, 2011, $57 million at June 30, 2010, and $74.9 million at March 31, 2011, and were estimated based on the Company’s historical loss information and crop projections.  The allowances were increased by provisions for estimated uncollectible amounts of approximately $4.3 million and $3.0 million in the three month periods ended June 30, 2011 and 2010, respectively. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income.  Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Recognition of interest is discontinued when an advance is not expected to be fully collected.

Fire Loss Insurance Settlement

In June 2011, an operating subsidiary of the Company in Europe completed final settlement of an insurance claim related to a fire in 2010 that destroyed a portion of its facility and temporarily suspended factory operations.  The Company and its subsidiary maintained general liability, business interruption, and replacement cost property insurance coverage on the facility.  As part of the final settlement, the subsidiary received approximately $9.9 million of insurance proceeds to cover the cost of reconstructing the damaged portion of the facility and replacing equipment that was destroyed in the fire.  A gain of approximately $9.6 million was recorded on the involuntary conversion of those assets in the quarter ended June 30, 2011, and is reported in Other Income in the consolidated statement of income and retained earnings.  In addition, the subsidiary received insurance proceeds totaling approximately $6.9 million for business interruption related to the fire.  Approximately $4.8 million of the business interruption recovery was recognized in earnings in fiscal year 2011, and the remaining $2.1 million was recognized in the quarter ended June 30, 2011.  In the consolidated statement of cash flows, the insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities.  All other insurance proceeds received during fiscal year 2011 or with the final claim settlement in June have been reported in cash flows from operating activities.  Reconstruction of the facility has been completed and the factory was fully operational at June 30, 2011.

Statutory Severance and Pension Obligations in Malawi

Effective June 1, 2011, new Employment and Pension legislation was enacted into law in Malawi.  The new legislation changed prior law related to statutory severance benefits by eliminating the requirement to pay those benefits to employees in cases of normal retirement.  At the same time, the legislation created a new requirement to provide pension benefits to employees who meet specified service criteria.  The pension benefit to which employees are entitled under the new law at June 1, 2011 is generally equivalent to the accumulated statutory severance benefit under the old law, but it considers any pension or gratuity benefits previously or currently provided to employees under a company’s private pension programs.  The Company’s operating subsidiary in Malawi has historically provided pension and gratuity payments to specified employee groups that reduce or offset the pension obligations provided under the new law.  The Malawi subsidiary accounted for the enactment of the new legislation in its financial statements during the quarter ended June 30, 2011 by reversing approximately $4 million of the statutory severance liability no longer required under the new law.  Certain aspects of the new law have not yet been fully defined, and additional implementation guidance is expected to be issued by the government at a later date.  Further adjustments to the severance and pension liabilities could be required as that guidance becomes available.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services.  In some countries, VAT is a national tax, and in other countries it is assessed at the state level.  Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed.  When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales.  The subsidiaries are normally permitted to offset those VAT payments against the collections and remit only the incremental VAT collections to the tax authorities.  When tobacco is sold for export, VAT is normally not assessed.  In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments.  In those situations, unused VAT credits can accumulate.  Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds.  Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits.  Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time.  The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred.  At June 30, 2011, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $85 million, and the related valuation allowance totaled approximately $25 million.

During the quarter ended June 30, 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $30 million based on the exchange rate for the Brazilian currency at quarter-end.  Management of the operating subsidiary and outside counsel are currently reviewing the details of the assessment and preparing a formal response.  The subsidiary plans to contest the full amount of the assessment.  Management and counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions.  No liability has been recorded at June 30, 2011, as no loss is considered probable at this time.

Other Legal and Tax Matters

In addition to the above-mentioned matters, the Company is involved in other litigation and tax examinations incidental to its business activities.  While the outcome of these matters cannot be predicted with certainty, management is vigorously defending these matters and does not currently expect that any of them will have a material adverse effect on the Company’s financial position. However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

NOTE 4.   RESTRUCTURING AND IMPAIRMENT COSTS

During fiscal year 2011 and continuing into fiscal year 2012, Universal has recorded restructuring and impairment costs related to initiatives to adjust various operations and reduce costs.  A significant portion of the restructuring and impairment charges related to the Company’s November 2010 decision to close its leaf tobacco processing facility in Simcoe, Ontario, Canada.  The Company will continue to buy tobacco grown in Canada, but will process that leaf at its U.S. factory in North Carolina.  The Simcoe processing facility and a separate storage complex were classified as “held for sale” at the date the decision was made to close the operations, and an impairment charge of approximately $5.6 million was recorded in the third quarter of fiscal year 2011 to write those assets down to their fair values, net of selling costs.  The sales of both properties were completed during the first quarter of fiscal year 2012 at prices approximating their adjusted book values.  As of June 30, 2011, all full-time salaried employees at the Simcoe location had been terminated.  During fiscal year 2011, the Company recorded approximately $2.4 million in costs for termination benefits payable to those employees under Canadian law and $4.1 million in pension curtailment and settlement costs related to the termination of the Canadian employees’ defined benefit pension plan.  The Canadian operations are included in the North America segment, and revenues and earnings for those operations were not material to that segment in recent years.

In addition to the restructuring and impairment costs related to the decision to close the facility in Canada, the Company has recorded restructuring costs associated with various other cost reduction initiatives.  A significant portion of those costs represent employee termination benefits associated with voluntary early retirement offers and involuntary separations at the Company’s headquarters and operating locations in the United States, South America, Africa, and Europe that are part of the North America and Other Regions reportable segments.  In addition, during the three months ended June 30, 2011, the Company recorded approximately $3.1 million in costs related to the termination of its business arrangements with a supplier and processor of tobacco in Europe in response to market changes.  That cost relates to an operating subsidiary that is part of the Other Regions reportable segment.

A summary of the cumulative restructuring and impairment costs recorded through June 30, 2011, is as follows:

(in thousands of dollars)	Closure of Processing Facility in Canada	Other Restructuring and Cost Reduction Initiatives	Total

Restructuring Costs:
Employee termination benefits	$2,412	$12,505	$14,917
Pension curtailment and settlement costs	4,081	—	4,081
Other costs	—	3,733	3,733
	6,493	16,238	22,731
Impairment Costs:
Property, plant and equipment	5,632	—	5,632

Total restructuring and impairment costs	$12,125	$16,238	$28,363

The above summary includes restructuring costs of approximately $6.9 million and $0.9 million recorded during the quarters ended June 30, 2011 and 2010, respectively.  The amounts recorded in the quarter ended June 30, 2011, included approximately $3.8 million for employee termination benefits, primarily related to the Company’s U.S. operations, and the $3.1 million of costs incurred to exit the supplier arrangement in Europe.  The restructuring costs recorded in the quarter ended June 30, 2010, consisted entirely of termination benefits related to the U.S. operations.

A reconciliation of the Company’s liability for the restructuring costs outlined above (excluding pension curtailment and settlement costs) through June 30, 2011, is as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total

Fiscal Year 2011 activity:
Costs charged to expense	$11,155	$636	$11,791
Payments	(4,769)	(411)	(5,180)
Balance at March 31, 2011	6,386	225	6,611

Fiscal Year 2012 activity through June 30, 2011:
Costs charged to expense	3,762	3,097	$6,859
Payments	(5,194)	(36)	$(5,230)
Balance at June 30, 2011	$4,954	$3,286	$8,240

The employee termination benefits outlined in the tables above relate to approximately 250 total employees, including those affected by the facility closure in Canada.  The majority of the restructuring liability at June 30, 2011, will be paid before the end of fiscal year 2012.  Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes.  The Company expects to incur additional restructuring costs and may also incur asset impairment charges in future periods as business changes occur and additional cost savings initiatives are implemented.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except per share data)	2011	2010

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$15,888	$25,320
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)
Earnings available to Universal Corporation common shareholders
for calculation of basic earnings per share	12,176	21,608

Denominator for basic earnings per share
Weighted average shares outstanding	23,194	24,213

Basic earnings per share	$0.52	$0.89

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$12,176	$21,608
Add: Dividends on convertible perpetual preferred stock (if
conversion assumed)	—	3,712
Earnings available to Universal Corporation common shareholders
for calculation of diluted earnings per share	12,176	25,320

Denominator for diluted earnings per share:
Weighted average shares outstanding	23,194	24,213
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	4,742
Employee share-based awards	319	260

Denominator for diluted earnings per share	23,513	29,215

Diluted earnings per share	$0.52	$0.87

For the three months ended June 30, 2011, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effect would have been antidilutive.  For the three months ended June 30, 2011 and 2010, certain employee share-based awards were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.  These awards included stock appreciation rights and stock options totaling 585,601 shares at a weighted-average exercise price of $51.43 for the quarter ended June 30, 2011, and 657,401 shares at a weighted-average exercise price of $52.65 for the quarter ended June 30, 2010.

NOTE 6.   COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:
	Three Months Ended June 30,
(in thousands of dollars - all amounts net of income taxes)	2011	2010

Net income	$17,322	$24,418
Foreign currency translation adjustment	2,564	(11,406)
Foreign currency hedge adjustment.	2,298	(2,198)
Total comprehensive income	22,184	10,814

Less: comprehensive income attributable to noncontrolling interests
in subsidiaries (including foreign currency translation adjustment)	(1,430)	931
Comprehensive income attributable to Universal Corporation.	$20,754	$11,745

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

The consolidated effective income tax rate was approximately 35.5% for the quarter ended June 30, 2011, and approximately 33.5% for the quarter ended June 30, 2010.  The rate for the quarter ended June 30, 2010 was lower than the 35% U.S. federal statutory rate primarily due to earnings of subsidiaries in the Company’s African region, which allowed the recognition of foreign tax credits.

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

The Company’s interest rate swap agreements are designated and qualify as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates.  In all cases, the critical terms of each interest rate swap agreement match the terms of the underlying debt instrument, and there is no hedge ineffectiveness.  The total notional amount of the Company’s receive-fixed/pay-floating interest rate swaps was $245 million at June 30, 2011, March 31, 2011, and June 30, 2010.

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

For the crops bought, processed, and sold in fiscal years 2011 and 2012, all contracts related to tobacco purchases in Brazil were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco.  As a result, except for insignificant amounts related to any ineffective portion of the hedging strategy, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers.  Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

From March through June 2011, the Company hedged approximately $184 million U.S. dollar notional amount related to 2010-2011 crop tobacco purchases in Brazil.  Additional forward contracts totaling approximately $49 million U.S. dollar notional amount were entered to mitigate currency exposure on processing costs related to that crop.  Purchases of the 2010-2011 crop are expected to be completed in August 2011, and all forward contracts to hedge those purchases will mature and be settled by that time.  For all hedge gains and losses recorded in accumulated other comprehensive loss at June 30, 2011, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings in fiscal year 2012. At June 30, 2011, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time periods and, as a result, no hedges had been discontinued.  As noted above, changes in the fair values of forward contracts related to processing costs are recognized in earnings each quarter on a mark-to-market basis.

From March through July 2010, the Company hedged approximately $109 million U.S. dollar notional amount related to 2009-2010 crop tobacco purchases in Brazil, and additional forward contracts totaling approximately $58 million U.S. dollar notional amount were entered to mitigate currency exposure on processing costs related to that crop.  Purchases of the 2009-2010 crop were completed in July 2010, and all forward contracts to hedge those purchases matured and were settled by that time.  All hedge gains and losses recorded in accumulated other comprehensive loss were recognized in cost of goods sold with the sale of the tobacco during fiscal year 2011, and changes in the fair values of forward contracts related to processing costs were recognized in earnings on a mark-to-market basis each quarter.

 Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency.  These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency.  Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items.  Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general and administrative expenses.  The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount.  When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated.  Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar.   Due to the size of its operations and the fact that it provides significant financing to farmers for crop production, the Company’s subsidiary in Brazil has significant exposure to currency remeasurement gains and losses due to fluctuations in exchange rates at certain times of the year.  To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2011, the Company entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary.  Gains and losses on the forward contracts were recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged.  Accordingly, the Company did not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $60 million in U.S. dollars. All of the contracts were entered and settled during the quarter ended June 30, 2010. No contracts have been entered for this purpose in fiscal year 2012.  To further mitigate currency remeasurement exposure, some of the Company’s foreign subsidiaries have obtained short-term local currency financing during certain periods.  This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the quarters ended June 30, 2011 and 2010.
	Three Months Ended June 30,
(in thousands of dollars)	2011	2010

Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$1,419	$3,782
Location of gain (loss) recognized in earnings	Interest expense

Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$(1,419)	$(3,782)
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$3,447	$(371)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$438	$(43)
Location of gain (loss) reclassified from accumulated other
comprehensive loss into earnings	Cost of goods sold

Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$796	$99
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Contracts related to forecast processing costs and forecast purchases of tobacco, primarily in Brazil
Gain (loss) recognized in earnings	$1,585	$187
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Contracts related to net local currency monetary assets and
liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$—	$661
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Contracts related to fixed-price orders and accounts receivable of non-U.S. dollar subsidiaries
Gain (loss) recognized in earnings	$452	$(744)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Total gain (loss) recognized in earnings for forward foreign
currency exchange contracts not designated as hedges	$2,037	$104

For the interest rate swap agreements designated as fair value hedges, since the hedges have no ineffectiveness, the gain or loss recognized in earnings on the derivative is offset by a corresponding loss or gain on the underlying hedged debt.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $5.4 million remained in accumulated other comprehensive loss at June 30, 2011.  That balance reflects net gains on open and settled contracts, less the amount reclassified to earnings related to tobacco sold through June 30, 2011.  The balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold during fiscal year 2012 as the remaining 2010-2011 Brazilian crop tobacco is sold to customers.  Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer.  Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2011 and 2010, and March 31, 2011:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance	Fair Value as of			Balance	Fair Value as of
	Sheet	June 30,	June 30,	March 31,	Sheet	June 30,	June 30,	March 31,
(in thousands of dollars)	Location	2011	2010	2011	Location	2011	2010	2011
Derivatives Designated
as Hedging Instruments
Interest rate swap
agreements	Other
	non-current				Long-term
	assets	$11,612	$13,547	$10,193	obligations	$—	$—	$—

Forward foreign currency					Accounts
exchange contracts	Other				payable and
	current				accrued
	assets	758	157	2,400	expenses	—	5	—
Total		$12,370	$13,704	$12,593		$—	$5	$—
Derivatives Not Designated
as Hedging Instruments
Forward foreign currency					Accounts
exchange contracts	Other				payable and
	current				accrued
	assets	$1,185	$918	$1,222	expenses	$103	$443	$243
Total		$1,185	$918	$1,222		$103	$443	$243

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

At June 30, 2011, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis.  These assets and liabilities are listed in the table below and classified based on how their values were determined under the fair value hierarchy:

	June 30, 2011
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$7,300	$—	$—	$7,300
Trading securities associated with deferred compensation plans	20,773	—	—	20,773
Interest rate swaps	—	11,612	—	11,612
Forward foreign currency exchange contracts.	—	1,943	—	1,943
Total assets	$28,073	$13,555	$—	$41,628

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$13,414	$13,414
Forward foreign currency exchange contracts.	—	103	—	103
Total liabilities.	$—	$103	$13,414	$13,517

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2011, is as follows:
(in thousands of dollars)	Three Months Ended June 30, 2011

Balance at beginning of year	$20,699
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio and addition of current crop year loans)	(8,085)
Change in discount rate and estimated collection period	280
Currency remeasurement.	520
Balance at end of period	$13,414

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands of dollars)	2011	2010	2011	2010

Service cost	$1,290	$1,240	$189	$204
Interest cost	3,451	3,547	578	624
Expected return on plan assets	(3,709)	(3,696)	(34)	(36)
Net amortization and deferral	1,342	996	(58)	(78)
Net periodic benefit cost	$2,374	$2,087	$675	$714

During the quarter ended June 30, 2011, the Company made contributions of approximately $2.1 million to its qualified and non-qualified pension plans.  Additional contributions of approximately $7.2 million are expected during the remaining nine months of fiscal year 2012.

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

During the three-month periods ended June 30, 2011 and 2010, Universal issued the following stock-based awards, representing the regular annual grants to officers of the Company:

	Three Months Ended June 30,
	2011	2010
SARs:
Number granted	170,400	153,600
Exercise price	$37.86	$39.71
Grant date fair value	$7.46	$8.35

RSUs:
Number granted	57,100	38,400
Grant date fair value	$37.86	$39.71

PSAs:
Number granted	42,600	38,400
Grant date fair value	$31.95	$33.95

The grant date fair value of the SARs was estimated using the Black-Scholes pricing model and the following assumptions:

	2011	2010

Expected term	5.0 years	5.0 years
Expected volatility	35.8%	35.3%
Expected dividend yield	5.07%	4.73%
Risk-free interest rate	1.66%	2.36%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of:  (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award.  For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant.  As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters.  For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures.  For the three-month periods ended June 30, 2011 and 2010, the Company recorded total stock-based compensation expense of approximately $2.5 million and $2.0 million, respectively.  The Company expects to recognize stock-based compensation expense of approximately $3.8 million during the remaining nine months of fiscal year 2012.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2011	2010

SALES AND OTHER OPERATING REVENUES

Flue-cured and burley leaf tobacco operations:
North America	$58,629	$63,167
Other regions (1)	358,650	401,819
Subtotal	417,279	464,986
Other tobacco operations (2)	62,186	73,930

Consolidated sales and other operating revenues	$479,465	$538,916

OPERATING INCOME

Flue-cured and burley leaf tobacco operations:
North America	$5,577	$3,692
Other regions (1)	20,909	32,327
Subtotal	26,486	36,019
Other tobacco operations (2)	2,805	6,413

Segment operating income	29,291	42,432

Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	3,489	(378)
Restructuring costs (4)	(6,859)	(949)
Add: Other income	9,592	—

Consolidated operating income	$35,513	$41,105

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
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

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Universal	Noncontrolling		Universal	Noncontrolling
(in thousands of dollars)	Corporation	Interests	Total	Corporation	Interests	Total

Balance at beginning of year	$1,185,606	$13,799	$1,199,405	$1,122,570	$5,805	$1,128,375

Changes in common stock
Issuance of common stock	124	—	124	—	—	—
Repurchase of common stock	(661)	—	(661)	(1,578)	—	(1,578)
Accrual of stock-based compensation	2,536	—	2,536	2,002	—	2,002
Withholding of shares for grantee
income taxes (SARs, RSUs, and PSAs)	(1,135)	—	(1,135)	(562)	—	(562)
Dividend equivalents on RSUs	118	—	118	97	—	97

Changes in retained earnings
Net income (loss)	15,888	1,434	17,322	25,320	(902)	24,418
Cash dividends declared
Series B 6.75% convertible perpetual
preferred stock	(3,712)	—	(3,712)	(3,712)	—	(3,712)
Common stock	(11,189)	—	(11,189)	(11,347)	—	(11,347)
Repurchase of common stock	(2,827)	—	(2,827)	(8,605)	—	(8,605)
Dividend equivalents on RSUs	(118)	—	(118)	(97)	—	(97)

Other comprehensive income (loss)
Translation adjustments, net of
income taxes	2,568	(4)	2,564	(11,377)	(29)	(11,406)
Foreign currency hedge adjustment,
net of income taxes	2,298	—	2,298	(2,198)	—	(2,198)

Balance at end of period	$1,189,496	$15,229	$1,204,725	$1,110,513	$4,874	$1,115,387

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, anticipated levels of demand for and supply of its products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates; and general economic, political, market, and weather conditions.  For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report.  This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Liquidity and Capital Resources

Overview

The first fiscal quarter is generally a period of significant working capital investment in both Africa and Brazil as crops are delivered by farmers.  We funded our working capital needs in the quarter ended June 30, 2011, using cash on hand, short-term borrowings, customer advances, and operating cash flows.  Slower deliveries this year by farmers, particularly in Brazil, have delayed some of these funding requirements until later in our fiscal year.  In addition, green tobacco prices are lower, and in many areas, volumes purchased have been reduced.  All of these factors are commonly seen in oversupplied market conditions.

Our liquidity and capital resource requirements are predominantly short term in nature and relate to working capital for tobacco crop purchases.  Working capital needs are seasonal within each geographic region.  The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters.  Each geographic area follows a cycle of buying, processing, and shipping, although in many regions, we also provide agricultural materials to farmers during the growing season.  The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing.  Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to reduce liquidity risk.  We also periodically have large cash balances that we utilize to meet our working capital requirements.

Operating Activities

 We used $145 million in net cash flows to fund our operating activities during the quarter ended June 30, 2011.  That amount was just over half of the levels we required during the same quarter last year, primarily due to lower working capital needs in the current quarter.  Tobacco inventory increased by $245 million over this period on seasonal leaf purchases and ended the period at $987 million. However, tobacco inventory levels were $165 million lower than June 30, 2010 levels, primarily due to later crop purchases in Brazil and Africa.  Inventories also reflected lower local currency leaf costs that were partly offset by the effects of the weaker U.S. dollar.   Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

Advances to suppliers were $131 million at June 30, 2011, a reduction of $30 million from March 31, 2011, as crops were delivered in payment of those balances.  Compared to the same period last year, advances to suppliers were up slightly, reflecting slower farmer deliveries of tobacco in Spain, partly offset by lower requirements for advances in South America and Asia.  Accounts receivable decreased by $13 million compared to March 31, 2011, reflecting seasonal decreases.  Accounts receivable were $102 million above June 30, 2010 levels, due to customer mix as well as additional African sales of carryover crop during the quarter and higher sales prices in Europe due to increased green tobacco costs.

We generally do not purchase material quantities of tobacco on a speculative basis.  The majority of our inventories are not considered to be at risk as they are committed for sale to customers.  At June 30, 2011, our uncommitted inventories were $201 million, or about 20% of total tobacco inventory, compared to $171 million, or about 23% of our March 31, 2011 inventory, and $117 million, or about 10% of our June 30, 2010 inventory.  These percentages are within the normal range for our business although the higher levels at June 30, 2011, reflect a slower start to sales this year.  We have seen increased sales activity subsequent to June 30, 2011, which could reduce the uncommitted levels.

 Investing Activities

During the quarter ended June 30, 2011, we invested about $9 million in our fixed assets compared to $13 million in the quarter ended June 30, 2010.  Depreciation expense was approximately $11 million in the three months ended June 30, 2011 and 2010.  Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow.   We currently have no major capital expenditures planned in fiscal year 2012.  However, from time to time, we are presented with opportunities that may require significant capital investment.  In the quarter ended June 30, 2011, we also received $6 million in proceeds from the sale of fixed assets, including the sale of our Canadian facilities, and we received $10 million from an insurance settlement on factory and equipment destroyed in a fire.  We have replaced the assets destroyed by the fire.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt.  We also consider our net debt plus shareholders’ equity to be our net capitalization.  Net debt increased by about $220 million to $652 million during the quarter ended June 30, 2011, primarily due to seasonal working capital requirements.  Net debt as a percentage of net capitalization was approximately 35% at June 30, 2011, and reflected normal seasonal expansion, within our target range.   It is up from about 27% at March 31, 2011, and down from approximately 42% at June 30, 2010.  Net debt was about $153 million lower than June 30, 2010 levels, reflecting reduced volumes, later crop purchases, and lower green tobacco costs.

As of June 30, 2011, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.  We had $350 million available under a committed revolving credit facility that will expire on August 31, 2012, and $94 million in cash and cash equivalents.  Our short-term debt totaled $263 million, and we had $95 million of current maturities of long-term debt.  In addition, we had about $349 million in unused, uncommitted credit lines.  Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year.  Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs, projected cash requirements for restructurings, current maturities of long-term debt, and currently anticipated capital expenditure requirements over the next twelve months

Our Board of Directors approved our current share repurchase program in November 2009.  The program expires in November 2011 and authorizes purchases of up to $150 million of our common stock.  Under the authorization, we purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates.  In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements.  As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability.  During the quarter ended June 30, 2011, we purchased 80,191 shares of common stock at an aggregate cost of $3.5 million (average price per share of $43.49), based on trading dates, which brought our total purchases under the program to 1,589,701 shares at an aggregate cost of $70 million (average price per share of $44.02).  As of June 30, 2011, we had approximately 23.2 million common shares outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates.  These agreements typically adjust interest rates on designated long-term obligations from fixed to variable.  The swaps are accounted for as fair value hedges.  At June 30, 2011, the fair value of our outstanding interest rate swap agreements was $11.6 million, and the notional amount swapped was $245 million.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there.  We generally account for our hedges of forecast tobacco purchases as cash flow hedges.  At June 30, 2011, the fair value of our open contracts was not material.  We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was also not material at June 30, 2011.

Results of Operations

Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the first quarter of fiscal year 2012, which ended on June 30, 2011, was $15.9 million, or $0.52 per diluted share, compared to last year’s first quarter net income of $25.3 million, or $0.87 per diluted share. These results include $6.9 million before taxes, or $0.19 per diluted share, in restructuring charges primarily in North America and Europe as well as a $9.6 million pre-tax gain ($0.27 per diluted share) on insurance settlement proceeds to replace factory and equipment lost in a fire at a plant in Europe.  Revenues for the first quarter of fiscal year 2012 of about $479 million were lower by about 11%, due to reduced sales to Philip Morris International in Brazil related to farmer contract assignments last year.  The full impact of that change was reflected in this year’s first quarter.

Flue-cured and Burley Operations

Operating income for our flue-cured and burley tobacco operations decreased by 26%, to $26.5 million, while revenues for those operations declined by 10%, to $417 million compared to the same quarter last year. That performance includes results from our North America and Other Regions segments.  While operating margins declined in most regions, the Other Regions segment results were significantly influenced by lower volumes in South America.  Our Brazilian operations were affected by reduced sales to Philip Morris International related to farmer contract assignments last year.  The full impact of that change was reflected in this year’s first quarter, and was also responsible for the reduction in revenues for the Other Regions segment.  Results in Africa were down as a result of lower margins on old crop sales and delayed shipments in some areas for the current crop.  Asia experienced reduced operating profits from lower trading volumes, due in part to later shipments and to limited availability of preferred leaf styles.  Selling, general, and administrative costs for the first quarter were flat for this segment compared with the prior year.  Operating income for the North America segment improved by nearly $2 million compared to last year’s first quarter on reduced overhead costs which included savings from restructuring activity.  Lower current crop volumes due to delayed shipments partially offset those benefits.  Those reduced overhead costs also reduced selling, general, and administrative costs for this segment.

Other Tobacco Operations

The Other Tobacco Operations segment operating income for the first fiscal quarter was down by about $3.6 million as lower results from the oriental tobacco joint venture were partially offset by improved results in Dark tobacco on timing of old crop tobacco shipments.   Results for the joint venture declined on lower margins and volumes as well as the negative comparison caused by currency gains in the first quarter last year.  Revenues for this segment decreased by 16% to about $62 million primarily related to timing of shipments of oriental tobaccos through the United States and the transfer of some business from Special Services to the Other Regions segment.  Revenues for the Dark business were up due to the old crop shipments during the quarter.  Selling, general, and administrative costs for the segment were flat compared with the prior year.

Other Information

Cost of sales decreased by 12% to $385.1 million in the quarter on lower volumes, primarily in South America. Selling, general, and administrative costs increased slightly as larger provisions on farmer advances and other receivables were mostly offset by the partial reversal of a statutory severance accrual in Africa due to a change in the law and by favorable variances in currency remeasurement and exchange gains and losses compared with the previous year’s first quarter. Interest expense was up $0.4 million due to higher interest rates on average. The effective income tax rate for the quarter of 35.5% approximates U.S. statutory rates and was higher than the 33.5% effective rate for the same quarter last year.

During the first quarter, an insurance settlement was received for replacement cost recovery on the factory and equipment destroyed in a fire at our sheet tobacco operations in Europe in 2010.  The settlement generated a gain of $9.6 million.  The gain was reported as Other Income in our consolidated income statement.

General Overview

So far this year is unfolding as we had anticipated when we disclosed it last year.  We expected pressure on comparisons of this quarter against the strong results we achieved in the same period last year. We also expected a slow start to the season, which is typical in a cycle of oversupply as customers and farmers alike delay action to evaluate how the market develops, and we have seen that in some areas.  We are managing that process well.  We are also seeing the effects in Brazil of reduced sales of leaf due to the assignment of some of our farmer contracts to a subsidiary of Philip Morris International last year.  We believe that the entire impact of those reduced sales has been reflected in our first quarter.  We continue to sell leaf to Philip Morris International from Brazil.  We have also agreed to process leaf for them there.

Despite these challenges, we are pleased with our success to date in managing crop purchases and customer requirements and believe that we are well-positioned to avoid excessive uncommitted stock levels throughout the season.  Although levels of uncommitted inventory are up in both absolute and relative terms, we are beginning to see them decline in some areas as the trading season develops in the second fiscal quarter.  In fact, sales activity has increased through July and remains at a brisk pace, and we are having good results in strengthening relationships with customers – both new and old.  We continue to make progress as well on our restructuring programs in several regions, to further reduce operating cost structures where necessary.  Our team is busy and motivated to efficiently serve our customers around the world, and we are optimistic about our prospects for managing well through the current cycle.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in the tobacco business because major customers often pay market rates of interest for inventory purchased for their accounts or pre-finance purchases.  We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle.  That interest is paid at rates based on current markets for variable-rate debt.  When we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall.  As of June 30, 2011, tobacco inventory of about $987 million included about $786 million in inventory that was committed for sale to customers and about $201 million that was not committed.  Committed inventory, after deducting $66 million in customer deposits, represents our potential net exposure to interest rate changes of about $720 million.  We normally maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt.  We also periodically have large cash balances that we use to fund seasonal tobacco purchases.  These cash balances reduce our financing needs.  Debt carried at variable interest rates was about $520 million at June 30, 2011.  Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $5.2 million, that amount would be at least partially mitigated by changes in charges to customers.  Our policy is to work toward a level of floating rate liabilities, including customer deposits, that reflects a substantial portion of our average committed inventory levels over time.  In addition to the $520 million of debt with variable interest rates, about $160 million of long-term debt has an effective average fixed rate of 5.36%.

Currency

The international tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country.  We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency.  Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency.  However, the effect of the offset may not occur until a subsequent quarter or fiscal year.  Most of our operations are accounted for using the U.S. dollar as the functional currency.  Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries.  We are vulnerable to currency gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other.  In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar.  For example, we have experienced years when the local currency in Brazil has strengthened significantly against the U.S. dollar; increasing the cost of the crop over that of the previous year.  We have entered forward currency exchange contracts to hedge against some of the effects of currency movements on purchases of tobacco to reduce the volatility of costs, primarily pursuant to customer contracts.  In addition, we periodically enter forward contracts to hedge balance sheet exposures.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union (“General Court”).  A hearing was held in June 2009, and on September 8, 2010, the General Court issued its decision, in which it reduced the amount of the Deltafina fine to €6.12 million. The General Court held in part that the Commission erred in finding Deltafina acted as the leader of the Spanish cartel, and that the Commission’s corresponding increase of the underlying fine by 50% was not justified.  As a result of the General Court’s decision in September 2010, during the second quarter of fiscal year 2011, we reversed €5.76 million (approximately $7.4 million) of the charge previously recorded to accrue the fine and recognized approximately $1.2 million of interest income returned on the escrow funds.  Deltafina filed an appeal to the General Court decision with the European Court of Justice on November 18, 2010.  Although Deltafina believed the General Court erred in not reducing the remaining fine further based on numerous grounds, due to strategic reasons Deltafina recently withdrew its appeal.  The result is to end the matter in the judicial system, and to confirm the fine reduction granted in the General Court.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity.  Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity.  On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million (about $44 million at the June 30, 2011 exchange rate) on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.

We do not believe that the decision can be reconciled with the Commission’s Statement of Objections and the facts.  In January 2006, Deltafina and Universal Corporation each filed appeals in the General Court.  Deltafina’s appeal was held September 28, 2010.  For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal.  Based on consultation with outside legal counsel, we believe it is probable that Deltafina will prevail in the appeals process, and we have not accrued a charge for the fine.  If both Deltafina and Universal Corporation were ultimately found liable for the full amount of the fine, then accumulated interest on the fine would also be due and payable. Accumulated interest totaled approximately €5.7 million (about $8.3 million) at June 30, 2011.  Deltafina has provided a bank guarantee to the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process.  We expect the General Court will issue a decision in this matter in September 2011.

Other Legal and Tax Matters

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

ITEM 1A.   RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011.  In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2011:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2011 to April 30, 2011	80,191	$43.49	80,191	$80,022,646
May 1, 2011 to May 31, 2011	—	—	—	—
June 1, 2011 to June 30, 2011	—	—	—	—
Total	80,191	$43.49	80,191	$80,022,646

(1)
Repurchases are based on the date the shares were traded.  This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2009.   This stock repurchase plan authorizes the purchase of up to $150 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors.  This stock repurchase program will expire on the earlier of November 15, 2011, or when we have exhausted the funds authorized for the program.

ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).**

* Filed herewith

** To be filed by amendment as permitted by the 30-day grace period set forth in SEC Release 33-9002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)