Form 10-Q
period 2011-09-30
UNIVERSAL CORP /VA/
filed 2011-11-09
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________________TO ______________________

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

As of November 1, 2011, the total number of shares of common stock outstanding was 23,230,486.

UNIVERSAL CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$641,026	$664,188	$1,120,491	$1,203,104
Costs and expenses
Cost of goods sold	521,600	530,914	906,707	967,593
Selling, general and administrative expenses	57,660	59,094	119,238	119,277
Other income	—	—	(9,592)	—
Restructuring costs	2,962	2,020	9,821	2,969
Charge for (reversal of) European Commission fines in Italy and Spain	49,091	(7,445)	49,091	(7,445)
Operating income	9,713	79,605	45,226	120,710
Equity in pretax earnings (loss) of unconsolidated affiliates	153	2,014	(3,336)	2,392
Interest income	364	1,416	721	1,860
Interest expense	5,665	5,862	11,198	10,988
Income before income taxes and other items	4,565	77,173	31,413	113,974
Income taxes	12,562	23,390	22,088	35,773
Net income (loss)	(7,997)	53,783	9,325	78,201
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(42)	(1,952)	(1,476)	(1,050)
Net income (loss) attributable to Universal Corporation	(8,039)	51,831	7,849	77,151
Dividends on Universal Corporation convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)
Earnings (loss) available to Universal Corporation common shareholders	$(11,752)	$48,118	$424	$69,726

Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	$(0.51)	$2.00	$0.02	$2.89
Diluted	$(0.51)	$1.78	$0.02	$2.65

Retained earnings - beginning of year			$825,751	$767,213
Net income attributable to Universal Corporation			7,849	77,151
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock			(7,425)	(7,425)
Common stock (2011 - $0.96 per share; 2010 - $0.94 per share)			(22,338)	(22,583)
Repurchase of common stock - cost in excess of stated capital amount			(2,827)	(15,885)
Dividend equivalents on restricted stock units			(247)	(202)
Retained earnings - end of period			$800,763	$798,269

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30, 2011	September 30, 2010	March 31, 2011
	(Unaudited)	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$45,505	$43,816	$141,007
Accounts receivable, net	378,406	315,290	335,575
Advances to suppliers, net	75,477	128,923	160,616
Accounts receivable - unconsolidated affiliates	47,875	68,493	10,433
Inventories - at lower of cost or market:
Tobacco	966,914	1,076,984	742,422
Other	73,048	64,792	48,647
Prepaid income taxes	17,777	11,075	18,661
Deferred income taxes	69,905	47,342	47,009
Other current assets	70,444	74,227	73,864
Total current assets	1,745,351	1,830,942	1,578,234

Property, plant and equipment
Land	13,986	15,866	14,851
Buildings	239,325	266,298	257,380
Machinery and equipment	530,982	551,551	555,316
	784,293	833,715	827,547
Less accumulated depreciation	(479,882)	(503,859)	(510,844)
	304,411	329,856	316,703
Other assets
Goodwill and other intangibles	99,365	105,444	99,546
Investments in unconsolidated affiliates	88,217	107,588	115,478
Deferred income taxes	14,879	30,177	18,177
Other noncurrent assets	51,416	90,431	99,729
	253,877	333,640	332,930
Total assets	$2,303,639	$2,494,438	$2,227,867

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30, 2011	September 30, 2010	March 31, 2011
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
Notes payable and overdrafts	$288,444	$372,727	$149,291
Accounts payable and accrued expenses	198,942	214,339	213,014
Accounts payable - unconsolidated affiliates	2,607	140	4,154
Customer advances and deposits	56,332	86,628	8,426
Accrued compensation	17,526	17,559	30,201
Income taxes payable	9,294	15,656	12,265
Current portion of long-term obligations	10,000	100,000	95,000
Total current liabilities	583,145	807,049	512,351

Long-term obligations	300,000	326,466	320,193

Pensions and other postretirement benefits	105,546	100,899	102,858

Other long-term liabilities	88,232	52,936	50,213

Deferred income taxes	58,576	45,459	42,847

Total liabilities	1,135,499	1,332,809	1,028,462

Shareholders' equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at September 30, 2010, and March 31, 2011)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,230,486 shares issued and outstanding (23,908,085 at September 30, 2010, and 23,240,503 at March 31, 2011)	193,644	194,523	191,608
Retained earnings	800,763	798,269	825,751
Accumulated other comprehensive loss	(54,519)	(51,122)	(44,776)
Total Universal Corporation shareholders' equity	1,152,911	1,154,693	1,185,606

Noncontrolling interests in subsidiaries	15,229	6,936	13,799

Total shareholders' equity	1,168,140	1,161,629	1,199,405

Total liabilities and shareholders' equity	$2,303,639	$2,494,438	$2,227,867

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,325	$78,201
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	21,786	21,516
Amortization	785	814
Provisions for losses on advances and guaranteed loans to suppliers	6,421	7,363
Foreign currency remeasurement loss (gain), net	1,921	(183)
Gain on fire loss insurance settlement	(9,592)	—
Restructuring costs	9,821	2,969
Charge for (reversal of) European Commission fines in Italy and Spain	49,091	(7,445)
Other, net	20,061	(7,794)
Changes in operating assets and liabilities, net	(231,659)	(410,647)
Net cash used by operating activities	(122,040)	(315,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(18,474)	(23,345)
Proceeds from sale of property, plant and equipment, and other	7,905	5,684
Proceeds from fire loss insurance settlement	9,933	—
Net cash used by investing activities	(636)	(17,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	144,148	190,000
Repayment of long-term obligations	(95,000)	(10,000)
Issuance of common stock	134	—
Repurchase of common stock	(4,004)	(19,540)
Dividends paid on convertible perpetual preferred stock	(7,425)	(7,425)
Dividends paid on common stock	(22,343)	(22,779)
Proceeds from termination of interest rate swap agreements	13,388	—
Net cash provided by financing activities	28,898	130,256

Effect of exchange rate changes on cash	(1,724)	474
Net decrease in cash and cash equivalents	(95,502)	(202,137)
Cash and cash equivalents at beginning of year	141,007	245,953
Cash and cash equivalents at end of period	$45,505	$43,816

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  This guidance requires companies to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, amounts reclassified from OCI to net income for each reporting period must be displayed as components of both net income and OCI on the face of the financial statements.  The guidance does not change the items that are reported in OCI.  ASU 2011-05 is effective for fiscal years beginning after December 15, 2011, although the FASB plans to consider deferring certain parts of the new guidance. Universal plans to adopt any provisions that are not deferred in the quarter ending June 30, 2012, which is the first quarter of fiscal year 2013.  The Company is currently evaluating the new guidance to determine the effect it will have on its financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing for Goodwill Impairment” (“ASU 2011-08”). The objective of ASU 2011-08 is to simplify the process of testing for goodwill impairment by permitting companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Companies will only be required to calculate the fair value of a reporting unit if the qualitative evaluation indicates that it is more likely than not that the fair value is less than the carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with earlier adoption permitted. The Company is currently evaluating the new guidance but does not expect it to have a significant effect on its financial statements.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there.  At September 30, 2011, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $34 million ($47 million face amount including unpaid accrued interest, less $13 million recorded for the fair value of the guarantees).  About 96% of these guarantees expire within one year, and all of the remainder expire within five years.  The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks.  Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers.  The maximum potential amount of future payments that the Company’s subsidiary could be required to make at September 30, 2011, was the face amount, $47 million including unpaid accrued interest ($108 million as of September 30, 2010, and $73 million at March 31, 2011).  The fair value of the guarantees was a liability of approximately $13 million at September 30, 2011 ($21 million at September 30, 2010, and $21 million at March 31, 2011).  In addition to these guarantees, the Company has other contingent liabilities totaling approximately $4 million.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union (“General Court”).  A hearing was held in June 2009, and on September 8, 2010, the General Court issued its decision, in which it reduced the amount of the Deltafina fine to €6.12 million. The General Court held in part that the Commission erred in finding Deltafina acted as the leader of the Spanish cartel, and that the Commission’s corresponding increase of the underlying fine by 50% was not justified.  As a result of the General Court’s decision in September 2010, during the second quarter of fiscal year 2011, the Company reversed €5.76 million (approximately $7.4 million) of the charge previously recorded to accrue the fine and recognized approximately $1.2 million of interest income returned on funds deposited in escrow to secure the fine.  Deltafina filed an appeal to the General Court decision with the European Court of Justice on November 18, 2010.  Although Deltafina believed the General Court erred in not reducing the remaining fine further based on numerous grounds, due to strategic reasons Deltafina withdrew its appeal in June 2011.  The result is to end the matter in the judicial system, and to confirm the fine reduction granted in the General Court.

European Commission Fines in Italy

In 2002, the Company reported that it was aware that the European Commission (the “Commission”) was investigating certain aspects of the leaf tobacco markets in Italy.  Deltafina buys and processes tobacco in Italy.  The Company reported that it did not believe that the Commission’s investigation in Italy would result in penalties being assessed against it or its subsidiaries that would be material to the Company’s earnings.  The reason the Company held this belief was that it had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity.  Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity.  On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.  In January 2006, the Company and Deltafina each filed appeals in the General Court.  Deltafina’s appeal was held on September 28, 2010.  For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal.  On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina intends to appeal the decision of the General Court. Such appeal must be filed with the European Court of Justice within two months and 10 days from the date of the notification of the decision. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina continues to maintain a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. The Company expects the appeal to take up to two years, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

Advances to Suppliers

In some regions where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs.  These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheet.  Primarily in Brazil, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure.  In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year.  The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheet.  Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected.  Short-term and long-term advances to suppliers totaled $163 million at September 30, 2011, $220 million at September 30, 2010, and $271 million at March 31, 2011.  The related valuation allowances totaled $68 million at September 30, 2011, $59 million at September 30, 2010, and $74.9 million at March 31, 2011, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $6.4 million and $7.4 million in the six month periods ended September 30, 2011 and 2010, respectively. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income.  Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Recognition of interest is discontinued when an advance is not expected to be fully collected.

Fire Loss Insurance Settlement

In June 2011, an operating subsidiary of the Company in Europe completed final settlement of an insurance claim related to a fire in 2010 that destroyed a portion of its facility and temporarily suspended factory operations.  The Company and its subsidiary maintained general liability, business interruption, and replacement cost property insurance coverage on the facility.  As part of the final settlement, the subsidiary received approximately $9.9 million of insurance proceeds to cover the cost of reconstructing the damaged portion of the facility and replacing equipment that was destroyed in the fire.  A gain of approximately $9.6 million was recorded on the involuntary conversion of those assets in the quarter ended June 30, 2011, and is reported in Other Income in the consolidated statement of income and retained earnings.  In addition, the subsidiary received insurance proceeds totaling approximately $6.9 million for business interruption related to the fire.  Approximately $4.8 million of the business interruption recovery was recognized in earnings in fiscal year 2011, and the remaining $2.1 million was recognized in the quarter ended June 30, 2011.  In the consolidated statement of cash flows, the insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities.  All other insurance proceeds received during fiscal year 2011 or with the final claim settlement in June have been reported in cash flows from operating activities.  Reconstruction of the facility was completed by the first quarter of fiscal year 2012, and the factory is fully operational.

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

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services.  In some countries, VAT is a national tax, and in other countries it is assessed at the state level.  Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed.  When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales.  The subsidiaries are normally permitted to offset those VAT payments against the collections and remit only the incremental VAT collections to the tax authorities.  When tobacco is sold for export, VAT is normally not assessed.  In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments.  In those situations, unused VAT credits can accumulate.  Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds.  Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits.  Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time.  The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred.  At September 30, 2011, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $79 million, and the related valuation allowance totaled approximately $24 million.

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $26 million based on the exchange rate for the Brazilian currency at September 30, 2011.  Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary has taken steps to contest the full amount of the assessment.  No liability has been recorded at September 30, 2011, as no loss is considered probable at this time.

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

NOTE 4.   RESTRUCTURING AND IMPAIRMENT COSTS

During fiscal year 2011 and continuing into fiscal year 2012, Universal has recorded restructuring and impairment costs related to initiatives to adjust various operations and reduce costs.  A significant portion of the restructuring and impairment charges related to the Company’s November 2010 decision to close its leaf tobacco processing facility in Simcoe, Ontario, Canada.  The Company is continuing to buy tobacco grown in Canada, but now processes that leaf at its U.S. factory in North Carolina.  The Simcoe processing facility and a separate storage complex were classified as “held for sale” at the date the decision was made to close the operations, and an impairment charge of approximately $5.6 million was recorded in the third quarter of fiscal year 2011 to write those assets down to their fair values, net of selling costs.  The sales of both properties were completed during the first quarter of fiscal year 2012 at prices approximating their adjusted book values.  All full-time salaried employees at the Simcoe location were  terminated by June 30, 2011.  During fiscal year 2011, the Company recorded approximately $2.4 million in costs for termination benefits payable to those employees under Canadian law and $4.1 million in pension curtailment and settlement costs related to the termination of the Canadian employees’ defined benefit pension plan.  The Canadian operations are included in the North America segment, and revenues and earnings for those operations were not material to that segment in recent years.

In addition to the restructuring and impairment costs related to the decision to close the facility in Canada, the Company has recorded restructuring costs associated with various other cost reduction initiatives.  A significant portion of those costs represent employee termination benefits associated with voluntary early retirement offers and involuntary separations at the Company’s headquarters and operating locations in the United States, South America, Africa, and Europe that are part of the North America and Other Regions reportable segments.  In addition, during the quarter ended June 30, 2011, the Company recorded approximately $3.1 million in costs related to the termination of its business arrangements with a supplier and processor of tobacco in Europe in response to market changes.  That cost relates to an operating subsidiary that is part of the Other Regions reportable segment.

A summary of the cumulative restructuring and impairment costs recorded during fiscal year 2011 and fiscal year 2012 through September 30, 2011, is as follows:

(in thousands of dollars)	Closure of Processing Facility in Canada	Other Restructuring and Cost Reduction Initiatives	Total

Restructuring Costs:
Employee termination benefits	$2,412	$15,467	$17,879
Pension curtailment and settlement costs	4,081	—	4,081
Other costs	—	3,733	3,733
	6,493	19,200	25,693
Impairment Costs:
Property, plant and equipment	5,632	—	5,632

Total restructuring and impairment costs	$12,125	$19,200	$31,325

The above summary includes restructuring costs of approximately $9.8 million and $3.0 million recorded during the six months ended September 30, 2011 and 2010, respectively.  The amounts recorded in the six months ended September 30, 2011, included approximately $6.7 million for employee termination benefits, primarily related to the Company’s operations in the U.S. and South America, and the $3.1 million of costs incurred to exit the supplier arrangement in Europe.  The restructuring costs recorded in the six months ended September 30, 2010, primarily consisted of termination benefits related to the U.S. operations.

A reconciliation of the Company’s liability for the restructuring costs outlined above (excluding pension curtailment and settlement costs) through September 30, 2011, is as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total

Fiscal Year 2011 activity:
Costs charged to expense	$11,155	$636	$11,791
Payments	(4,769)	(411)	(5,180)
Balance at March 31, 2011	6,386	225	6,611

Fiscal Year 2012 activity through September 30, 2011:
Costs charged to expense	6,724	3,097	9,821
Payments	(10,914)	(37)	(10,951)
Balance at September 30, 2011	$2,196	$3,285	$5,481

The employee termination benefits outlined in the tables above relate to approximately 320 total employees, including those affected by the facility closure in Canada.  The majority of the restructuring liability at September 30, 2011, will be paid before the end of fiscal year 2012.  Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes.  The Company expects to incur additional restructuring costs and may also incur asset impairment charges in future periods as business changes occur and additional cost savings initiatives are implemented.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$(8,039)	$51,831	$7,849	$77,151
Less: Dividends on convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)
Earnings (loss) available to Universal Corporation common shareholders for calculation of basic earnings (loss) per share	(11,752)	48,118	424	69,726

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	23,229	24,081	23,211	24,147

Basic earnings (loss) per share	$(0.51)	$2.00	$0.02	$2.89

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Earnings (loss) available to Universal Corporation common shareholders	$(11,752)	$48,118	$424	$69,726
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	3,713	—	7,425
Earnings (loss) available to Universal Corporation common shareholders for calculation of diluted earnings (loss) per share	(11,752)	51,831	424	77,151

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	23,229	24,081	23,211	24,147
Effect of dilutive securities (if conversion or exercise assumed) Convertible perpetual preferred stock	—	4,747	—	4,745
Employee share-based awards	—	225	296	242

Denominator for diluted earnings (loss) per share	23,229	29,053	23,507	29,134

Diluted earnings (loss) per share	$(0.51)	$1.78	$0.02	$2.65

For the three and six months ended September 30, 2011, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effect would have been antidilutive. For the three months ended September 30, 2011, exercise or distribution of employee share-based awards also was not assumed since the effect would have been antidilutive.

For the six months ended September 30, 2011 and 2010, certain employee share-based awards were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.  These awards included stock appreciation rights and stock options totaling 759,801 shares at a weighted-average exercise price of $48.13 for the six months ended September 30, 2011, and 725,401 shares at a weighted-average exercise price of $51.15 for the six months ended September 30, 2010.

NOTE 6.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars - all amounts net of income taxes)	2011	2010	2011	2010

Net income	$(7,997)	$53,783	$9,325	$78,201
Foreign currency translation adjustment	(9,595)	12,567	(7,031)	1,161
Foreign currency hedge adjustment	(5,054)	2,663	(2,758)	465
Total comprehensive income (loss)	(22,646)	69,013	(464)	79,827

Less: comprehensive income (loss) attributable to noncontrolling interests in subsidiaries (including foreign currency translation adjustment)	—	(2,062)	(1,430)	(1,131)
Comprehensive income (loss) attributable to Universal Corporation	$(22,646)	$66,951	$(1,894)	$78,696

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

The consolidated effective income tax rates on pretax earnings were approximately 275% and 70% for the quarter and six months ended September 30, 2011. Those rates were significantly higher than normal because the Company did not record an income tax benefit on the non-deductible fine portion of the charge recorded during the quarter for the European Commission fine and interest in Italy (approximately $40 million of the total $49.1 million charge). Without that item, the effective income tax rates would have been approximately 29% and 31% for the quarter and six months, respectively. Those rates were lower than the 35% federal statutory rate primarily due to the effect of exchange rate changes on deferred income taxes of certain foreign subsidiaries.  The effective income tax rates for the quarter and six months ended September 30, 2010, were approximately 30% and 31%, respectively. Those rates were lower than the 35% U.S. federal statutory rate primarily due to earnings of subsidiaries in the Company’s African region, which allowed the recognition of foreign tax credits.

NOTE 8.     DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk.  Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange contracts.  However, the Company’s policy also permits other instruments.  In addition, management works to manage foreign currency exchange rate risk by minimizing net monetary positions in non-functional currencies, which may include using local borrowings.  The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and the consolidated balance sheets.  In the consolidated statements of cash flows, the cash flows associated with all of these activities are reported in cash flows from operating activities, except for the proceeds received on the early termination of interest rate swap agreements, which are reported in cash flows from financing activities.

Fair Value Hedging Strategy for Interest Rate Risk

From time to time, the Company enters into interest rate swap agreements to manage its exposure to interest rate risk, with a strategy of maintaining a level of floating rate debt that approximates the interest rate exposure on its committed inventories.  The strategy is implemented by borrowing at floating interest rates and converting a portion of the Company’s fixed-rate debt to floating rates.  The interest rate swap agreements allow the Company to receive amounts equal to the fixed interest payments it is obligated to make on the underlying debt instruments in exchange for making floating-rate interest payments that are adjusted semi-annually based on changes in the benchmark interest rate.

The Company’s interest rate swap agreements are designated and qualify as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates.  In all cases, the critical terms of each interest rate swap agreement match the terms of the underlying debt instrument, and there is no hedge ineffectiveness.  At September 30, 2010 and March 31, 2011, the Company had receive-fixed/pay-floating interest rate swaps outstanding in the total notional amount of $245 million. During the quarter ended September 30, 2011, several of those swap contracts in the notional amount of $50 million were settled on maturity of the underlying debt, and the remaining contracts in the total notional amount of $195 million were settled prior to maturity at an aggregate gain of approximately $13 million. That gain is being amortized over the remaining terms of the underlying debt instruments as a reduction in interest expense. No interest rate swap agreements were outstanding at September 30, 2011.

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

From March through June 2011, the Company hedged approximately $188 million U.S. dollar notional amount related to 2010-2011 and 2011-2012 crop tobacco purchases in Brazil.  Additional forward contracts totaling approximately $55 million U.S. dollar notional amount were entered to mitigate currency exposure on processing costs related to those crops.  Purchases of the 2010-2011 crop were completed in August 2011, and all forward contracts to hedge those purchases matured and were settled by that time. Purchases of the 2011-2012 crop are expected to begin in December 2011. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at September 30, 2011, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings in fiscal year 2012. As noted above, changes in the fair values of forward contracts related to processing costs are recognized in earnings each quarter on a mark-to-market basis.

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

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency.  These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency.  Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items.  Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general and administrative expenses.  The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount.  When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated.  Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar.   Due to the size of its operations and the fact that it provides significant financing to farmers for crop production, the Company’s subsidiary in Brazil has significant exposure to currency remeasurement gains and losses due to fluctuations in exchange rates at certain times of the year.  To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2011, the Company entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary.  Gains and losses on the forward contracts were recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged.  Accordingly, the Company did not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $60 million in U.S. dollars. All of the contracts were entered and settled during the first quarter of fiscal year 2011. No contracts have been entered for this purpose in fiscal year 2012.  To further mitigate currency remeasurement exposure, some of the Company’s foreign subsidiaries have obtained short-term local currency financing during certain periods.  This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three and six months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2011	2010	2011	2010
Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$1,776	$2,919	$3,195	$6,701
Location of gain (loss) recognized in earnings	Interest expense

Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$(1,776)	$(2,919)	$(3,195)	$(6,701)
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(116)	$459	$3,331	$88
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$3,385	$143	$3,823	$100
Location of gain (loss) reclassified from accumulated other
comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$62	$2	$858	$101
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges -
Forward Foreign Currency Exchange Contracts
Contracts related to forecast processing costs and forecast purchases of tobacco, primarily in Brazil
Gain (loss) recognized in earnings	$(283)	$1,015	$1,302	$1,202
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to net local currency monetary assets and liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$—	$—	$—	$661
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Contracts related to fixed-price orders and accounts receivable of non-U.S. dollar subsidiaries
Gain (loss) recognized in earnings	$(660)	$1,086	$(208)	$342
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Total gain (loss) recognized in earnings for forward foreign currency exchange contracts not designated as hedges	$(943)	$2,101	$1,094	$2,205

For the interest rate swap agreements designated as fair value hedges, since the hedges have no ineffectiveness, the gain or loss recognized in earnings on the derivative is offset by a corresponding loss or gain on the underlying hedged debt.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $1.9 million remained in accumulated other comprehensive loss at September 30, 2011.  That balance reflects net gains on open and settled contracts primarily related to the 2010-2011 crop, less the amount reclassified to earnings related to tobacco sold through September 30, 2011.  The majority of the balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold during fiscal year 2012 as the remaining 2010-2011 Brazilian crop tobacco is sold to customers.  Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer.  Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2011 and 2010, and March 31, 2011:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance	Fair Value as of			Balance	Fair Value as of
	Sheet	Sept. 30,	Sept. 30,	March 31,	Sheet	Sept. 30,	Sept. 30,	March 31,
(in thousands of dollars)	Location	2011	2010	2011	Location	2011	2010	2011
Derivatives Designated
as Hedging Instruments
Interest rate swap
agreements	Other				Long-term
	non-				obligations
	current
	assets	$—	$16,466	$10,193		$—	$—	$—

Forward foreign currency					Accounts
exchange contracts	Other				payable and
	current				accrued
	assets	—	—	2,400	expenses	163	—	—
Total		$—	$16,466	$12,593		$163	$—	$—
Derivatives Not Designated
as Hedging Instruments
Forward foreign currency					Accounts
exchange contracts	Other				payable and
	current				accrued
	assets	$13	$579	$1,222	expenses	$767	$400	$243
Total		$13	$579	$1,222		$767	$400	$243

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

At September 30, 2011, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis.  These assets and liabilities are listed in the table below and classified based on how their values were determined under the fair value hierarchy:

	September 30, 2011
(in thousands of dollars)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,523	$—	$—	$1,523
Trading securities associated with deferred compensation plans	17,192	—	—	17,192
Forward foreign currency exchange contracts	—	13	—	13
Total assets	$18,715	$13	$—	$18,728

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$13,236	$13,236
Forward foreign currency exchange contracts	—	930	—	930
Total liabilities	$—	$930	$13,236	$14,166

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

Interest rate swaps

The fair values of interest rate swap contracts are determined based on dealer quotes using a discounted cash flow model matched to the contractual terms of each instrument.  Since inputs to the model are observable and significant judgment is not required in determining the fair values, interest rate swaps are classified within Level 2 of the fair value hierarchy.  The Company did not have any interest rate swaps outstanding at September 30, 2011.

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2011, is as follows:

(in thousands of dollars)	Six Months Ended September 30, 2011
Balance at beginning of year	$20,699
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(8,979)
Transfer from allowance for loss on direct loans to farmers (addition of current crop year loans)	2,556
Change in discount rate and estimated collection period	615
Currency remeasurement	(1,655)
Balance at end of period	$13,236

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands of dollars)	2011	2010	2011	2010
Service cost	$1,274	$1,242	$189	$204
Interest cost	3,386	3,556	578	625
Expected return on plan assets	(3,646)	(3,703)	(34)	(36)
Net amortization and deferral	1,335	997	(59)	(78)
Net periodic benefit cost	$2,349	$2,092	$674	$715

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands of dollars)	2011	2010	2011	2010
Service cost	$2,564	$2,482	$378	$408
Interest cost	6,837	7,103	1,156	1,249
Expected return on plan assets	(7,355)	(7,399)	(68)	(72)
Net amortization and deferral	2,677	1,993	(117)	(156)
Net periodic benefit cost	$4,723	$4,179	$1,349	$1,429

During the six months ended September 30, 2011, the Company made contributions of approximately $4.7 million to its qualified and non-qualified pension plans.  Additional contributions of approximately $4.6 million are expected during the remaining six months of fiscal year 2012.

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

During the six-month periods ended September 30, 2011 and 2010, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2011	2010
SARs:
Number granted	170,400	153,600
Exercise price.	$37.86	$39.71
Grant date fair value	$7.46	$8.35

RSUs:
Number granted	71,900	53,700
Grant date fair value	$37.29	$41.14

PSAs:
Number granted	42,600	38,400
Grant date fair value	$31.95	$33.95

The grant date fair value of the SARs was estimated using the Black-Scholes pricing model and the following assumptions:

	2011	2010
Expected term	5.0 years	5.0 years
Expected volatility	35.8%	35.3%
Expected dividend yield	5.07%	4.73%
Risk-free interest rate	1.66%	2.36%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of:  (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award.  For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant.  As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters.  For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures.  For the six-month periods ended September 30, 2011 and 2010, the Company recorded total stock-based compensation expense of approximately $3.4 million and $3.5 million, respectively.  The Company expects to recognize stock-based compensation expense of approximately $2.3 million during the remaining six months of fiscal year 2012.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2011	2010	2011	2010
SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$67,729	$56,751	$126,358	$119,918
Other regions (1)	535,149	559,939	893,799	961,758
Subtotal	602,878	616,690	1,020,157	1,081,676
Other tobacco operations (2)	38,148	47,498	100,334	121,428

Consolidated sales and other operating revenues.	$641,026	$664,188	$1,120,491	$1,203,104

OPERATING INCOME

Flue-cured and burley leaf tobacco operations:
North America	$5,053	$11,998	$10,630	$15,690
Other regions (1)	56,441	58,583	77,350	90,910
Subtotal	61,494	70,581	87,980	106,600
Other tobacco operations (2)	425	5,613	3,230	12,026

Segment operating income	61,919	76,194	91,210	118,626

Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	(153)	(2,014)	3,336	(2,392)
Restructuring costs (4)	(2,962)	(2,020)	(9,821)	(2,969)
Charge for (reversal of) European Commission fines
in Italy and Spain (4)	(49,091)	7,445	(49,091)	7,445
Add: Other income (4)	—	—	9,592	—

Consolidated operating income	$9,713	$79,605	$45,226	$120,710

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
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

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the six months ended September 30, 2011 and 2010 is as follows:

	Six Months Ended September 30, 2011			Six Months Ended September 30, 2010
	Universal	Noncontrolling		Universal	Noncontrolling
(in thousands of dollars)	Corporation	Interests	Total	Corporation	Interests	Total
Balance at beginning of year	$1,185,606	$13,799	$1,199,405	$1,122,570	$5,805	$1,128,375

Changes in common stock
Issuance of common stock	140	—	140	—	—	—
Repurchase of common stock	(661)	—	(661)	(3,580)	—	(3,580)
Accrual of stock-based compensation	3,445	—	3,445	3,465	—	3,465
Withholding of shares for grantee
income taxes (SARs, RSUs, and PSAs)	(1,135)	—	(1,135)	(565)	—	(565)
Dividend equivalents on RSUs	247	—	247	202	—	202

Changes in retained earnings
Net income (loss)	7,849	1,476	9,325	77,151	1,050	78,201
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(7,425)	—	(7,425)	(7,425)	—	(7,425)
Common stock	(22,338)	—	(22,338)	(22,583)	—	(22,583)
Repurchase of common stock.	(2,827)	—	(2,827)	(15,885)	—	(15,885)
Dividend equivalents on RSUs	(247)	—	(247)	(202)	—	(202)

Other comprehensive income (loss)
Translation adjustments, net of income taxes	(6,985)	(46)	(7,031)	1,080	81	1,161
Foreign currency hedge adjustment, net of income taxes	(2,758)	—	(2,758)	465	—	465
Balance at end of period	$1,152,911	$15,229	$1,168,140	$1,154,693	$6,936	$1,161,629

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Overview

The first half of the fiscal year is generally a period of significant working capital investment in both Africa and Brazil as crops are delivered by farmers.  We funded our working capital needs in the six months ended September 30, 2011, using cash on hand, short-term borrowings, customer advances, and operating cash flows.  Slower deliveries this year by farmers, particularly in Africa, have delayed some of these funding requirements until later in our fiscal year.  In addition, green tobacco prices are lower, and in many areas, volumes purchased have been reduced.  All of these factors are commonly seen in oversupplied market conditions such as those we have experienced this fiscal year.

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

Operating Activities

 We used $122 million in net cash flows to fund our operating activities during the six months ended September 30, 2011.  That amount was $193 million lower than the amount we required during the same period last year, primarily due to lower working capital needs this year.  Tobacco inventory increased by $224 million from March 31, 2011 levels on seasonal leaf purchases and ended the period at $967 million. However, tobacco inventory was $110 million lower than at September 30, 2010, primarily due to lower purchases in Brazil, lower local currency leaf costs in many origins, later purchases in Africa, and smaller and later crop purchases in the United States.  The flue-cured crop in the United States was delayed and then reduced by Hurricane Irene.  Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

Advances to suppliers were $75 million at September 30, 2011, a reduction of $85 million from March 31, 2011, as crops were delivered in payment of those balances.  Compared to the same period last year, advances to suppliers were lower, reflecting lower requirements for advances in South America and Asia.  Accounts receivable increased by $43 million compared to March 31, 2011, reflecting seasonal increases.  Accounts receivable were $63 million above September 30, 2010 levels, due to additional African sales of carryover crop and earlier sales in some origins. Accounts receivable from unconsolidated affiliates increased by $37 million in the six months, reflecting seasonal increases. Net cash flows from operations for the six months ended September 30, 2011, included approximately $22 million in dividends received from unconsolidated affiliates.

We generally do not purchase material quantities of tobacco on a speculative basis.  The majority of our inventories are not considered to be at risk as they are committed for sale to customers.  At September 30, 2011, our uncommitted inventories were $135 million, or about 14% of total tobacco inventory, compared to $171 million, or about 23% of our March 31, 2011 inventory, and $126 million, or about 12% of our September 30, 2010 inventory.  These percentages are within the normal range for our business within their respective times of the year.

 Investing Activities

During the six months ended September 30, 2011, we invested about $18 million in our fixed assets compared to $23 million in the six months ended September 30, 2010.  Depreciation expense was approximately $22 million in the six months ended September 30, 2011 and 2010.  Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow.  We currently have no major capital expenditures approved for fiscal year 2012.  However, from time to time, we are presented with opportunities that may require significant capital investment.  In the six months ended September 30, 2011, we also received $8 million in proceeds from the sale of fixed assets, including the sale of our Canadian facilities, and we received $10 million from an insurance settlement on factory and equipment destroyed in a fire.  We have replaced the assets destroyed by the fire.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt.  We also consider our net debt plus shareholders’ equity to be our net capitalization.  Net debt increased by about $178 million to $609 million during the six months ended September 30, 2011, primarily due to seasonal working capital requirements.  Net debt as a percentage of net capitalization was approximately 34% at September 30, 2011, and reflected lower than normal seasonal expansion, and was within our target range.  This ratio is up from about 26% at March 31, 2011, and down from approximately 42% at September 30, 2010.  Net debt was about $233 million lower than September 30, 2010 levels, reflecting reduced volumes, a slower start to the season in some areas, and lower green tobacco costs.  We repaid $95 million of maturing long-term debt in September 2011 with borrowings under our revolving credit facility.

As of September 30, 2011, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.  We had $239 million available under a committed revolving credit facility and $46 million in cash and cash equivalents.  Our short-term debt totaled $288 million, and we had $10 million of current maturities of long-term debt.  In addition, we had about $438 million in unused, uncommitted credit lines.  In November 2011, we entered into a new bank credit agreement that establishes a five-year committed revolving credit facility of $450 million and a funded five-year amortizing term loan facility of $100 million. The new revolving credit facility replaces an existing $400 million revolving credit facility that would have matured in April 2012. The new term loan facility replaces a $95 million medium term note that matured on September 1, 2011, and was funded under the previous credit facility. Both new facilities mature in November 2016.  The financial covenants under the new facilities are substantially similar to those of the previous facility and require that we maintain a minimum level of tangible net worth and observe limits on debt levels.

Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year.  Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs, projected cash requirements for restructurings and other unusual charges, current maturities of long-term debt, and currently anticipated capital expenditure requirements over the next twelve months.

In November 2009, our Board of Directors approved a $150 million share repurchase program that was replaced in November  2011. The purchases under this program were carried out from time to time on the open market at prevailing market rates. During the six months ended September 30, 2011, we purchased 80,191 shares of common stock at an aggregate cost of $3.5 million (average price per share of $43.49), based on trading dates, which brought our total purchases under the program to 1,589,701 shares at an aggregate cost of $70 million (average price per share of $44.02).  On November 8, 2011, we announced that our Board of Directors had approved a new authorization for the purchase of up to $100 million of equity securities through November 8, 2013. The purchases may be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates.  In determining our level of share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements.  As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability.  As of September 30, 2011, we had approximately 23.2 million common shares outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates.  These agreements typically adjust interest rates on designated long-term obligations from fixed to variable.  The swaps are accounted for as fair value hedges.  During the quarter ended September 30, 2011, interest rate swap agreements in the notional amount of $50 million were settled at the maturity of the underlying debt, and the remainder of the outstanding contracts, in the total notional amount of $195 million, were settled prior to maturity at an aggregate gain of approximately $13 million. That gain is being amortized over the remaining terms of the underlying debt instruments, which mature in fiscal years 2014 and 2015, as a reduction in interest expense. No interest rate swaps were outstanding at September 30, 2011.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there.  We generally account for our hedges of forecast tobacco purchases as cash flow hedges.  At September 30, 2011, the fair value of our open contracts was not material.  We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was also not material at September 30, 2011.

Results of Operations

Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the first six months of fiscal year 2012, which ended on September 30, 2011, was $7.8 million, or $0.02 per diluted share, net of the charge for the European Commission fine, which reduced diluted earnings per share by $1.90.  These amounts were down compared with last year’s net income of $77.2 million, or $2.65 per diluted share. The comparison of the current and prior year periods is affected significantly by several unusual items, which are described below and amount to an aggregate pretax charge of $49.3 million ($1.90 per diluted share) in fiscal year 2012, and an aggregate benefit of $4.5 million ($0.10 per share) in the same period last year. Similarly, the second fiscal quarter’s net loss of $8.0 million, or $0.51 per diluted share, included charges totaling $52.1 million ($1.93 per share) compared with net income for the prior year’s second quarter of $51.8 million, or $1.78 per diluted share, which included a net benefit from similar items of $5.4 million ($0.12 per share).

Segment operating income, which excludes the effect of those unusual items, was also lower in both the three- and six-month periods ended September 30, 2011, on reduced margins in most regions, consistent with the current cyclical market oversupply situation.  In addition, results for the first half of fiscal year 2012 reflect the first quarter impact of last year’s assignment of farmer contracts to Philip Morris International in Brazil.  Segment operating income for the second fiscal quarter also declined on lower processing volumes in North America and reduced leaf volumes and margins in the Other Tobacco operations segment.  Operating results in both periods also reflected $6.1 million in dividend income from unconsolidated subsidiaries.  Revenues fell by 7% to $1.1 billion for the six months, and by 3% to $641 million for the three months ended September 30, 2011, in part due to reductions in leaf prices related to oversupply conditions, which produced a very competitive environment.  In addition, revenues were lower because toll processing volumes replaced a portion of leaf sales to Philip Morris International as a result of the assignment of farmer contracts in Brazil last year.

Flue-cured and Burley Operations

Six Months

Operating income for the flue-cured and burley tobacco operations, which includes results for the North America and Other Regions segments, was $88.0 million in the first half of fiscal year 2012, compared to $106.6 million for the first half of the prior year, on lower margins in most regions.  Revenues of $1.0 billion declined 5.7% from last year, as processing volumes replaced some lamina sales following last year’s agreement with Philip Morris International in South America and as margin pressures reduced leaf prices in most origins.

In the North America segment, operating income decreased by 32% on reduced toll processing and higher factory unit costs.  Revenues for this segment increased by 5% to $126 million, chiefly due to higher sales of old crop tobaccos.

Earnings for the Other Regions segment were $77.4 million, a decline of about 15% from last year’s first half earnings of $90.9 million.  The decline was caused primarily by lower margins in several areas, combined with reduced sales volumes in South America and the effects of currency remeasurement and exchange losses due to the weakening of the Brazilian real against the U.S. dollar during that period.  The lower South American volumes in part reflected the reduced leaf sales to Philip Morris International related to farmer contract assignments completed last year, which impacted the first quarter.  African performance declined in the period on margin pressures in some origins as well as timing differences related to business mix and later shipments of current crop. These operating factors were partly offset by carryover shipments of old crop leaf. Asia’s results were lower on the absence of last year’s currency gains in the Philippines, as well as a decrease in trading business.  In Europe, reduced volumes and higher leaf costs were offset by insurance recoveries on a fire loss.  Selling, general, and administrative expenses for the segment were relatively flat, as unfavorable currency comparisons in South America and Asia were offset by currency gains and the reversal of a statutory severance accrual in Africa. In addition, results for the Other Regions segment benefited from $6.1 million in dividend income from unconsolidated subsidiaries. Revenues for Other Regions were about $894 million, reflecting a 7% decline from lower leaf volumes in South America and lower green leaf prices.

Second Quarter

In the second quarter of fiscal year 2012, operating income for flue-cured and burley operations declined by $9.1 million, to $61.5 million, compared to the same period last year. Revenues for the group at $602.9 million were down about 2%, on a combination of lower sales volumes in South America, higher volumes related to shipment timing in Asia, and the effects of local currency strengthening in Europe on U.S. dollar translated sales.  Operating income for the North America segment decreased by about $7 million, as increased shipments of old crop tobacco partially replaced the lower income from reduced processing volumes. The old crop sales also increased revenues for this segment.  Results for the Other Regions segment were down by about 4% from last year, to $56.4 million, on lower volumes in South America and reduced margins.   Revenues for the segment decreased by 4% to $535 million on slightly higher overall volumes and the lower cost of green leaf.

Other Tobacco Operations

The Other Tobacco Operations segment operating income declined by $5.2 million for the quarter and $8.8 million for the six months, compared with the same periods for the previous fiscal year.  Results from the oriental tobacco joint venture were lower due to reduced volumes, partly from shipments delayed into the second half of the year, as well as lower margins, which were affected by inventory writedowns. Overhead costs for the oriental venture were lower as a result of cost savings programs. Dark tobacco results also declined for both periods. Results were depressed for this business as a result of reduced volumes, partly due to poor crops, shipment timing, and lower margins, which included unfavorable foreign currency exchange comparisons this year. Revenues for this segment decreased for the first half of fiscal year 2012 by 17%, to $100 million, mostly related to the transfer of some business from the just-in-time Special Services group to the Other Regions segment, and the timing of shipments of oriental tobaccos through the United States.  Those items were partly offset by increased old crop shipments of dark tobacco in the first quarter.  For the quarter, revenues in this segment also declined, primarily because of the Special Services group business transfer.

Other Information

In September 2011, we announced that the General Court of the European Union issued a decision rejecting the appeal of Deltafina, S.p.A, our Italian subsidiary. That appeal related to the European Commission’s revocation of Deltafina’s immunity from a fine of €30 million (about $41 million on September 9, 2011) assessed against Deltafina and us jointly for actions in connection with Deltafina’s purchase and processing of tobacco in the Italian raw tobacco market between 1995 and 2002.  Deltafina intends to appeal the decision of the General Court.  Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision.

Cost of sales decreased by about 7% to $907 million in the first half of the fiscal year principally due to lower volumes of leaf sold, and by about 2% for the second quarter, as a result of lower green leaf prices.

Selling, general, and administrative costs were relatively flat in both the second fiscal quarter and in the first half of the year.  For the quarter, currency-related items generated unfavorable variances of about $7 million, primarily related to remeasurement in South America and Asia. Those variances were offset by the reversal of non-income tax provisions due to a favorable tax ruling in South America and reduced employment costs as a result of restructuring programs in various operations.

Interest expense was relatively flat for the second quarter and first half of fiscal year 2012 compared with previous periods. Interest income in the second quarter and the six months of the current year was about $1 million lower due to the previous year’s recognition of interest income on the return of funds that had been escrowed to bond the appeal of the European Commission fine in Spain.

The consolidated effective income tax rates on pretax earnings were approximately 275% and 70% for the quarter and six months ended September 30, 2011. Those rates were significantly higher than normal because we did not record an income tax benefit on the non-deductible fine portion of the charge recorded during the quarter for the European Commission fine and interest in Italy (approximately $40 million of the total $49.1 million charge). Without that item, the effective income tax rates would have been approximately 29% and 31% for the quarter and six months, respectively. Those rates were lower than the 35% federal statutory rate chiefly due to the effect of exchange rate changes on deferred income taxes of certain foreign subsidiaries.  The effective income tax rates for the quarter and six months ended September 30, 2010, were approximately 30% and 31%, respectively. Those rates were lower than the 35% U.S. federal statutory rate principally due to the recognition of foreign tax credits.

On November 3, 2011, we entered a new 5-year credit agreement, which provides for a $450 million revolving credit facility, as well as a $100 million term loan.  The new revolving credit facility replaces an existing $400 million revolving credit facility that would have matured in August 2012.  The term loan replaces a $95 million medium-term note that matured on September 1, 2011, and was funded under the previous credit facility. The new facilities mature in November 2016.

General Overview

Despite the effects on current year earnings of the rejection of our European Commission fine appeal, we believe we are doing well in a very difficult market. As the year is developing, the slow early season sales have been picking up.  Although it is too early to indicate a correction, selling activity began to accelerate in the second quarter of the fiscal year.  The increase in activity came after prices declined at both the farm and the dealer level.  Today, lower margins appear to be largely due to the normal effects of a market correction in our business. Shipments are later this year in Brazil and Africa.

We are pleased to see the increase in selling activity since the end of the first fiscal quarter, and we are proud of our team’s success in managing uncommitted inventory levels.  We believe this is one of the ways that we guard our financial resources to enable us to grow when we have opportunities.  It also allows us to reward our shareholders as we have with our 41st consecutive annual dividend increase, which we announced today.  Most importantly, our customer relationships remain strong, and we continue to focus on keeping costs low by maximizing efficiencies in our procurement and production processes while supporting the core of our successful operation - sustainable tobacco production.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in the tobacco business because major customers often pay market rates of interest for inventory purchased for their accounts or pre-finance purchases.  We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle.  That interest is paid at rates based on current markets for variable-rate debt.  When we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall.  As of September 30, 2011, tobacco inventory of about $967 million included about $832 million in inventory that was committed for sale to customers and about $135 million that was not committed.  Committed inventory, after deducting $56 million in customer deposits, represents our potential net exposure to interest rate changes of about $776 million.  We normally maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt.  We also periodically have large cash balances that we use to fund seasonal tobacco purchases.  These cash balances reduce our financing needs.  Debt carried at variable interest rates was about $288 million at September 30, 2011.  Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $2.9 million, that amount would be at least partially mitigated by changes in charges to customers.  Our policy is to work toward a level of floating rate liabilities, including customer deposits, that reflects a substantial portion of our average committed inventory levels over time.  In addition to the $288 million of debt with variable interest rates, about $310 million of long-term debt has an effective average fixed rate of 5.57%.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union (“General Court”).  A hearing was held in June 2009, and on September 8, 2010, the General Court issued its decision, in which it reduced the amount of the Deltafina fine to €6.12 million. The General Court held in part that the Commission erred in finding Deltafina acted as the leader of the Spanish cartel, and that the Commission’s corresponding increase of the underlying fine by 50% was not justified.  As a result of the General Court’s decision in September 2010, during the second quarter of fiscal year 2011, we reversed €5.76 million (approximately $7.4 million) of the charge previously recorded to accrue the fine and recognized approximately $1.2 million of interest income returned on funds deposited in escrow to secure the fine. Deltafina filed an appeal to the General Court decision with the European Court of Justice on November 18, 2010.  Although Deltafina believed the General Court erred in not reducing the remaining fine further based on numerous grounds, due to strategic reasons Deltafina withdrew its appeal in June 2011.  The result is to end the matter in the judicial system, and to confirm the fine reduction granted in the General Court.

European Commission Fines in Italy

In 2002, we reported that we were aware that the European Commission (the “Commission”) was investigating certain aspects of the leaf tobacco markets in Italy.  Deltafina buys and processes tobacco in Italy.  We reported that we did not believe that the Commission investigation in Italy would result in penalties being assessed against us or our subsidiaries that would be material to our earnings.  The reason we held this belief was that we had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity.  Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality.  The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity.  On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market.  In January 2006, Deltafina and Universal Corporation each filed appeals in the General Court.  Deltafina’s appeal was held on September 28, 2010.  For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal.  On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina intends to appeal the decision of the General Court. Such appeal must be filed with the European Court of Justice within two months and 10 days from the date of the notification of the decision. Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina continues to maintain  a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. We expect the appeal to take up to two years, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

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

ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly and six-month periods ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Retained Earnings for the three and six months ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets at September 30, 2011, September 30, 2010 and March 31, 2011, and (iii) the Consolidated Statements of Cash Flows for the three and six months ended September 30, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)