Form 10-Q
period 2011-12-31
UNIVERSAL CORP /VA/
filed 2012-02-07
CIK 102037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended december 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From ___________________ to ___________________

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

As of February 1, 2012, the total number of shares of common stock outstanding was 23,245,254.

1

UNIVERSAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands of dollars, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$672,420	$688,208	$1,792,911	$1,891,312
Costs and expenses
Cost of goods sold	525,315	534,164	1,432,022	1,501,757
Selling, general and administrative expenses	64,747	74,826	183,985	194,103
Other income	(11,111)	(19,368)	(20,703)	(19,368)
Restructuring and impairment costs	399	10,995	10,220	13,964
Charge for (reversal of) European Commission fines in Italy and Spain	—	—	49,091	(7,445)
Operating income	93,070	87,591	138,296	208,301
Equity in pretax earnings (loss) of unconsolidated affiliates	1,072	(1,439)	(2,264)	953
Interest income	519	754	1,240	2,614
Interest expense	6,175	6,257	17,373	17,245
Income before income taxes and other items	88,486	80,649	119,899	194,623
Income taxes	26,884	23,064	48,972	58,837
Net income	61,602	57,585	70,927	135,786
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(3,149)	(5,287)	(4,625)	(6,337)
Net income attributable to Universal Corporation	58,453	52,298	66,302	129,449
Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)
Earnings available to Universal Corporation common shareholders	$54,741	$48,586	$55,165	$118,312

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$2.36	$2.05	$2.38	$4.93
Diluted	$2.06	$1.82	$2.34	$4.46

Retained earnings - beginning of year			$825,751	$767,213
Net income attributable to Universal Corporation			66,302	129,449
Cash dividends declared:
Series B 6.75% Convertible Perpetual Preferred Stock			(11,137)	(11,137)
Common stock (2011 - $1.45 per share; 2010 - $1.42 per share)			(33,555)	(33,891)
Repurchase of common stock - cost in excess of stated capital amount			(2,827)	(27,074)
Dividend equivalents on restricted stock units			(384)	(316)
Retained earnings - end of period			$844,150	$824,244

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2011	December 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$152,368	$91,427	$141,007
Accounts receivable, net	406,541	292,490	335,575
Advances to suppliers, net	94,732	132,815	160,616
Accounts receivable - unconsolidated affiliates	912	35,978	10,433
Inventories - at lower of cost or market:
Tobacco	862,991	940,168	742,422
Other	57,261	50,551	48,647
Prepaid income taxes	13,661	8,633	18,661
Deferred income taxes	52,766	43,669	47,009
Other current assets	71,121	65,784	73,864
Total current assets	1,712,353	1,661,515	1,578,234

Property, plant and equipment
Land	16,976	15,490	14,851
Buildings	225,010	265,390	257,380
Machinery and equipment	531,183	552,575	555,316
	773,169	833,455	827,547
Less accumulated depreciation	(469,414)	(512,413)	(510,844)
	303,755	321,042	316,703

Other assets
Goodwill and other intangibles	99,293	99,602	99,546
Investments in unconsolidated affiliates	84,306	103,821	115,478
Deferred income taxes	13,683	36,373	18,177
Other noncurrent assets	56,249	96,493	99,729
	253,531	336,289	332,930

Total assets	$2,269,639	$2,318,846	$2,227,867

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2011	December 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
Notes payable and overdrafts	$130,165	$204,769	$149,291
Accounts payable and accrued expenses	199,408	180,054	213,014
Accounts payable - unconsolidated affiliates	7,207	15,355	4,154
Customer advances and deposits	45,061	87,934	8,426
Accrued compensation	20,638	19,029	30,201
Income taxes payable	12,085	11,901	12,265
Current portion of long-term obligations	15,000	95,000	95,000
Total current liabilities	429,564	614,042	512,351

Long-term obligations	395,000	322,486	320,193

Pensions and other postretirement benefits	100,690	100,719	102,858

Other long-term liabilities	87,147	47,661	50,213

Deferred income taxes	49,179	44,963	42,847

Total liabilities	1,061,580	1,129,871	1,028,462

Shareholders' equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 5,000,000 shares authorized, 219,999 shares issued and outstanding (219,999 at December 31, 2010, and March 31, 2011)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,245,254 shares issued and outstanding (23,569,443 at December 31, 2010, and 23,240,503 at March 31, 2011)	194,806	193,263	191,608
Retained earnings	844,150	824,244	825,751
Accumulated other comprehensive loss	(62,152)	(53,670)	(44,776)
Total Universal Corporation shareholders' equity	1,189,827	1,176,860	1,185,606

Noncontrolling interests in subsidiaries	18,232	12,115	13,799

Total shareholders' equity	1,208,059	1,188,975	1,199,405

Total liabilities and shareholders' equity	$2,269,639	$2,318,846	$2,227,867

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,927	$135,786
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	31,496	32,474
Amortization	1,277	1,220
Provisions for losses on advances and guaranteed loans to suppliers	10,432	19,554
Foreign currency remeasurement loss (gain), net	4,812	(1,368)
Equity in net income of unconsolidated affiliates, net of dividends	18,769	1,921
Gain on fire loss insurance settlement	(9,592)	—
Gain on sale of property in Brazil	(11,111)	—
Gain on assignment of farmer contracts and sale of related assets	—	(19,368)
Restructuring and impairment costs	10,220	13,964
Charge for (reversal of) European Commission fines in Italy and Spain	49,091	(7,445)
Other, net	16,289	(3,842)
Changes in operating assets and liabilities, net	(132,623)	(262,251)
Net cash provided (used) by operating activities	59,987	(89,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(30,251)	(31,801)
Proceeds from assignment of farmer contracts and sale of related assets	—	34,946
Proceeds from sale of property, plant and equipment, and other	18,650	2,512
Proceeds from fire loss insurance settlement	9,933	—
Net cash provided (used) by investing activities	(1,668)	5,657

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	(11,336)	22,510
Issuance of long-term obligations	100,000	—
Repayment of long-term obligations	(95,000)	(15,000)
Dividends paid to noncontrolling interests	(94)	(100)
Issuance of common stock	134	—
Repurchase of common stock	(4,004)	(33,450)
Dividends paid on convertible perpetual preferred stock	(11,137)	(11,137)
Dividends paid on common stock	(33,320)	(34,011)
Proceeds from termination of interest rate swap agreements	13,388	—
Other	(3,539)	—
Net cash used by financing activities	(44,908)	(71,188)

Effect of exchange rate changes on cash	(2,050)	360
Net increase (decrease) in cash and cash equivalents	11,361	(154,526)
Cash and cash equivalents at beginning of year	141,007	245,953
Cash and cash equivalents at end of period	$152,368	$91,427

See accompanying notes.

UNIVERSAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is the leading global leaf tobacco merchant and processor. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter are not necessarily indicative of results that could be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement” (“ASU 2011-04”). The primary focus of ASU 2011-04 is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU 2011-04 does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied prospectively. The adoption of ASU 2011-04 is not expected to have a significant effect on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”). This guidance requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years beginning after December 15, 2011. Universal plans to adopt all provisions that were not deferred in the quarter ending June 30, 2012. The adoption of ASU No. 2011-05 will not have an impact on the Company’s results of operations or financial condition.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”). ASU 2011-11 requires companies to disclose information about offsetting and related arrangements for financial instruments and derivative instruments and must be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the effect it will have on its financial statements.

NOTE 3. GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At December 31, 2011, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $33 million ($38 million face amount including unpaid accrued interest, less $5 million recorded for the fair value of the guarantees). About 95% of these guarantees expire within one year, and the remainder expire within two years. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at December 31, 2011, was the face amount, $38 million including unpaid accrued interest ($97 million as of December 31, 2010, and $73 million at March 31, 2011). The fair value of the guarantees was a liability of approximately $5 million at December 31, 2011 ($20 million at December 31, 2010, and $21 million at March 31, 2011). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $4 million.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court. Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the General Court. The appeal was filed with the European Court of Justice, and effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. The Company expects the appeal to take up to two years, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

Advances to Suppliers

In some regions where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheet. Primarily in Brazil, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheet. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $187 million at December 31, 2011, $245 million at December 31, 2010, and $271 million at March 31, 2011. The related valuation allowances totaled $78 million at December 31, 2011, $75 million at December 31, 2010, and $75 million at March 31, 2011, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $10.4 million and $19.6 million in the nine-month periods ended December 31, 2011 and 2010, respectively. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Recognition of interest is discontinued when an advance is not expected to be fully collected.

Fire Loss Insurance Settlement

In June 2011, an operating subsidiary of the Company in Europe completed settlement of an insurance claim related to a fire in 2010 that destroyed a portion of its facility and temporarily suspended factory operations. The Company and its subsidiary maintained general liability, business interruption, and replacement cost property insurance coverage on the facility. As part of the final settlement, the subsidiary received approximately $9.9 million of insurance proceeds to cover the cost of reconstructing the damaged portion of the facility and replacing equipment that was destroyed in the fire. A gain of approximately $9.6 million was recorded on the involuntary conversion of those assets in the quarter ended June 30, 2011, and is reported in other income in the consolidated statement of income and retained earnings. In addition, the subsidiary received insurance proceeds totaling approximately $6.9 million for business interruption related to the fire. Approximately $4.8 million of the business interruption recovery was recognized in earnings in fiscal year 2011, and the remaining $2.1 million was recognized in the quarter ended June 30, 2011. In the consolidated statement of cash flows, the insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities. All other insurance proceeds received during fiscal year 2011 or with the final claim settlement in June have been reported in cash flows from operating activities. Reconstruction of the facility was completed by the first quarter of fiscal year 2012, and the factory is fully operational.

Statutory Severance and Pension Obligations in Malawi

Effective June 1, 2011, new employment and pension legislation was enacted into law in Malawi. The new legislation changed prior law related to statutory severance benefits by eliminating the requirement to pay those benefits to employees in cases of normal retirement. At the same time, the legislation created a new requirement to provide pension benefits to employees who meet specified service criteria. The pension benefit to which employees are entitled under the new law at June 1, 2011 is generally equivalent to the accumulated statutory severance benefit under the old law, but it considers any pension or gratuity benefits previously or currently provided to employees under a company’s private pension programs. The Company’s operating subsidiary in Malawi has historically provided pension and gratuity payments to specified employee groups that reduce or offset the pension obligations provided under the new law. The Malawi subsidiary accounted for the enactment of the new legislation in its financial statements during the quarter ended June 30, 2011, by reversing approximately $4 million of the statutory severance liability no longer required under the new law. Certain aspects of the new law have not yet been fully defined, and additional implementation guidance is expected to be issued by the government at a later date. Further adjustments to the severance and pension liabilities could be required as that guidance becomes available.

Sale of Property in Brazil

In November 2011, the Company sold land and buildings in Brazil that were most recently used for storage in exchange for $9.4 million in cash and two warehouses having an aggregate fair value of approximately $11.2 million. The transaction resulted in a gain of $11.1 million, which is reported in other income in the consolidated statement of income and retained earnings. In the consolidated statement of cash flows, the cash proceeds received in the transaction are included in proceeds from the sale of property, plant, and equipment in cash flows from investing activities. The fair value of the warehouses received was excluded from the statement of cash flows since it was non-cash consideration.

Assignment of Farmer Contracts and Sale of Related Assets in Brazil

In October 2010, Universal’s operating subsidiary in Brazil completed the assignment of tobacco production contracts with approximately 8,100 farmers to Philip Morris Brasil Industria e Comercio (“PMB”), a subsidiary of Philip Morris International (“PMI”). As part of the transaction, PMB acquired various related assets, including seasonal crop advances outstanding from the farmers. PMB also assumed the Company’s obligations under guarantees of bank loans to the farmers for crop financing. Subsequently, the Company also entered into an agreement to process tobaccos bought directly by PMB from farmers beginning with the 2011 crop year. In addition, the Company continues to sell processed leaf from Brazil to PMI and its subsidiaries. The Company received total cash proceeds of approximately $34.9 million from the assignment of farmer contracts and sale of related assets in the third quarter of fiscal year 2011 and recorded a gain of approximately $19.4 million, which was reported in other income in the consolidated statement of income. The determination of the gain included approximately $5.8 million of goodwill associated with the activities conveyed.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset those VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2011, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $83 million, and the related valuation allowance totaled approximately $25 million.

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $26 million based on the exchange rate for the Brazilian currency at December 31, 2011. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary has taken steps to contest the full amount of the assessment. No liability has been recorded at December 31, 2011, as no loss is considered probable at this time.

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

Bank Credit Agreement

In November 2011, the Company entered a new five-year bank credit agreement that provides for a $450 million committed revolving credit facility, as well as a fully funded $100 million amortizing term loan. Borrowings under the revolving credit facility and the term loan bear interest at variable rates, based on either 1) LIBOR plus a margin that is based on certain credit measures (1.70% for the revolving loans and 2.0% for the term loan at December 31, 2011) or 2) the higher of the federal funds rate plus 0.5%, prime rate or one-month LIBOR plus 1%, each plus a margin (1.0% at December 31, 2011). The Company also pays a facility fee on the revolving credit facility. The revolving credit facility replaced a previous $400 million revolving credit facility that would have expired in August 2012. Both the revolving credit facility and the term loan mature in November 2016. Certain covenants in the new bank credit agreement require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at December 31, 2011.

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

A summary of the cumulative restructuring and impairment costs recorded during fiscal year 2011 and fiscal year 2012 through December 31, 2011, is as follows:

(in thousands of dollars)	Closure of Processing Facility in Canada	Other Restructuring and Cost Reduction Initiatives	Total

Restructuring Costs:
Employee termination benefits	$2,412	$15,866	$18,278
Pension curtailment and settlement costs	4,081	—	4,081
Other costs	—	3,733	3,733
	6,493	19,599	26,092

Impairment Costs:
Property, plant and equipment	5,632	—	5,632

Total restructuring and impairment costs	$12,125	$19,599	$31,724

The above summary includes restructuring costs of approximately $10.2 million and $8.3 million recorded during the nine months ended December 31, 2011 and 2010, respectively. The amounts recorded in the nine months ended December 31, 2011, included approximately $7.1 million for employee termination benefits, primarily related to the Company’s operations in the U.S. and South America, and the $3.1 million of costs incurred to exit the supplier arrangement in Europe. The restructuring costs recorded in the nine months ended December 31, 2010, primarily consisted of termination benefits related to the U.S. operations and the factory closing in Canada.

A reconciliation of the Company’s liability for the restructuring costs outlined above (excluding pension curtailment and settlement costs) through December 31, 2011, is as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total

Fiscal Year 2011 activity:
Costs charged to expense	$11,155	$636	$11,791
Payments	(4,769)	(411)	(5,180)
Balance at March 31, 2011	6,386	225	6,611

Fiscal Year 2012 activity through December 31, 2011:
Costs charged to expense	7,123	3,097	10,220
Payments	(12,017)	(2,994)	(15,011)
Balance at December 31, 2011	$1,492	$328	$1,820

The employee termination benefits outlined in the tables above relate to approximately 320 total employees, including those affected by the facility closure in Canada. The majority of the restructuring liability at December 31, 2011, will be paid by the end of fiscal year 2012. Universal continually reviews its business for opportunities to realize efficiencies and reduce costs. In addition, the Company realigns operations from time to time in response to business changes. The Company expects to incur additional restructuring costs and may also incur asset impairment charges in future periods as business changes occur and additional cost savings initiatives are implemented.

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2011	2010	2011	2010

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$58,453	$52,298	$66,302	$129,449
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	54,741	48,586	55,165	118,312

Denominator for basic earnings per share
Weighted average shares outstanding	23,238	23,738	23,220	24,010

Basic earnings per share	$2.36	$2.05	$2.38	$4.93

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$54,741	$48,586	$55,165	$118,312
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	3,712	11,137	11,137
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	58,453	52,298	66,302	129,449

Denominator for diluted earnings per share:
Weighted average shares outstanding	23,238	23,738	23,220	24,010
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,775	4,752	4,769	4,747
Employee share-based awards	368	302	320	262
Denominator for diluted earnings per share	28,381	28,792	28,309	29,019

Diluted earnings per share	$2.06	$1.82	$2.34	$4.46

For the nine months ended December 31, 2011 and 2010, certain employee share-based awards were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. These awards included stock appreciation rights and stock options totaling 435,801 shares at a weighted-average exercise price of $55.81 for the nine months ended December 31, 2011, and 669,401 shares at a weighted-average exercise price of $52.48 for the nine months ended December 31, 2010.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income for each period presented in the consolidated statements of income and retained earnings was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars - all amounts net of income taxes)	2011	2010	2011	2010

Net income	$61,602	$57,585	$70,927	$135,786
Foreign currency translation adjustment	(4,947)	(2,252)	(11,978)	(1,091)
Foreign currency hedge adjustment	(2,205)	(304)	(4,963)	161
Interest rate hedge adjustment	(533)	—	(533)	—
Total comprehensive income	53,917	55,029	53,453	134,856

Less: comprehensive income attributable to noncontrolling interests in subsidiaries (including foreign currency translation adjustment)	(3,095)	(5,279)	(4,525)	(6,410)
Comprehensive income attributable to Universal Corporation	$50,822	$49,750	$48,928	$128,446

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

The consolidated effective income tax rates on pretax earnings were approximately 30% and 41% for the quarter and nine months ended December 31, 2011, respectively. The rate for the nine-month period was significantly higher than normal because the Company did not record an income tax benefit on the non-deductible fine portion of the charge recorded in September 2011 for the European Commission fine and interest in Italy (approximately $40 million of the total $49.1 million charge). Without that item, the effective income tax rate would have been approximately 29% for the nine months. That rate and the effective rate for the quarter were lower than the 35% federal statutory rate primarily due to the effect of exchange rate changes on deferred income taxes of certain foreign subsidiaries and to recoveries of prior year state income taxes. The effective income tax rates for the quarter and nine months ended December 31, 2010, were approximately 29% and 30%, respectively. Those rates were lower than the 35% U.S. federal statutory rate primarily due to earnings of subsidiaries in the Company’s African region, which allowed the recognition of foreign tax credits.

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange contracts, primarily in the Brazilian real, the euro, the Polish zloty, and the Hungarian forint. The Company’s policy also permits other types of derivative instruments. In addition, foreign currency exchange rate risk is also managed through strategies that do not involve derivative instruments, such as using local borrowings and other approaches to minimize net monetary positions in non-functional currencies. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and the consolidated balance sheets. In the consolidated statements of cash flows, the cash flows associated with all of these activities are reported in cash flows from operating activities, except for the proceeds received on the early termination of interest rate swap agreements, which are reported in cash flows from financing activities. The Company has not hedged any net investment in the equity of subsidiaries denominated in currencies other than the U.S. dollar.

Hedging Strategy for Interest Rate Risk

The Company has outstanding debt in both fixed and floating rate instruments and is exposed to market risk due to changes in interest rates. The Company’s management weighs many factors in determining how to manage its interest rate risk, including its interest rate exposure on committed inventories, its financing options, and general market conditions.

The Company entered into receive-fixed/pay-floating interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. At December 31, 2010 and March 31, 2011, the Company had receive-fixed/pay-floating interest rate swaps outstanding in the total notional amount of $245 million. During the quarter ended September 30, 2011, several of those swap contracts in the notional amount of $50 million were settled on maturity of the underlying debt, and the remaining contracts in the total notional amount of $195 million were settled prior to maturity at an aggregate gain of approximately $13 million. That gain is being amortized over the remaining terms of the underlying debt instruments as a reduction in interest expense. No fixed-to-floating interest rate swap agreements were outstanding at December 31, 2011.

In November 2011, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on outstanding debt. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The receive-floating/pay-fixed interest rate swap agreements are effective March 31, 2012, and relate to $99 million notional amount of outstanding debt. The aggregate notional amount of the interest rate swaps will be reduced over a five-year period as payments are made on the underlying debt. At December 31, 2011, the notional amount of floating-to-fixed interest rate swaps outstanding was $99 million.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company has entered into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for those purchases and costs for the foreign currency notional amount hedged. To date, this hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil.

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

In fiscal year 2012, the Company hedged approximately $188 million U.S. dollar notional amount related to tobacco purchases in Brazil. Additional forward contracts totaling approximately $55 million U.S. dollar notional amount were entered to mitigate currency exposure on processing costs related to those crops. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at December 31, 2011, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings in fiscal year 2012.

In fiscal year 2011, the Company hedged approximately $109 million U.S. dollar notional amount related to tobacco purchases in Brazil, and additional forward contracts totaling approximately $58 million U.S. dollar notional amount were entered to mitigate currency exposure on processing costs related to that crop. All hedge gains and losses recorded in accumulated other comprehensive loss were recognized in cost of goods sold with the sale of the tobacco during fiscal year 2011.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general and administrative expenses. The risk exposure related to local currency net monetary positions fluctuates throughout the year, based on the operating cycle. Local currency net monetary positions generate remeasurement gains or losses when local currency exchange rates fluctuate compared to the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, from time to time, the Company enters into forward contracts to buy or sell local currency at future dates coinciding with the expected changes in the overall net local currency monetary positions. Gains and losses on these forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $60 million in fiscal year 2011. No contracts have been entered for this purpose in fiscal year 2012. To further mitigate currency remeasurement exposure, some of the Company’s foreign subsidiaries have obtained short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

Several of the Company’s foreign subsidiaries transact the majority of their sales and finance the majority of their operating requirements in their local currency, and therefore use their respective local currencies as the functional currency for reporting purposes. From time to time, these subsidiaries sell tobacco to customers in transactions that are not denominated in the functional currency. In those situations, the subsidiaries routinely enter into forward exchange contracts to offset currency risk for the period of time that a fixed-price order and the related trade account receivable are outstanding with the customer. The contracts are not designated as hedges for accounting purposes.

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three and nine months ended December 31, 2011 and 2010.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2011	2010	2011	2010

Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$—	$(3,980)	$3,195	$2,721
Location of gain (loss) recognized in earnings	Interest expense

Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$—	$3,980	$(3,195)	$(2,721)
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(820)	$—	$(820)	$—
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$—	$—	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense

Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$99	$—	$3,430	$—
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$1,520	$—	$5,343	$100
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold

Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$858	$101
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges -
Forward Foreign Currency Exchange Contracts
Contracts related to forecast processing costs and forecast purchases of tobacco, primarily in Brazil
Gain (loss) recognized in earnings	$316	$(64)	$1,614	$1,138
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Contracts related to net local currency monetary assets and liabilities of subsidiary in Brazil
Gain (loss) recognized in earnings	$—	$—	$—	$661
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Contracts related to fixed-price orders and accounts receivable of non-U.S. dollar subsidiaries
Gain (loss) recognized in earnings	$(383)	$(511)	$(591)	$(169)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

Total gain (loss) recognized in earnings for forward foreign currency exchange contracts not designated as hedges	$(67)	$(575)	$1,023	$1,630

For the interest rate swap agreements designated as fair value hedges, since the hedges had no ineffectiveness, the gain or loss recognized in earnings on the derivative was offset by a corresponding loss or gain on the underlying hedged debt. For the interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $0.5 million remained in accumulated other comprehensive loss at December 31, 2011. That balance reflects net gains on open and settled contracts primarily related to the 2010-2011 crop, less the amount reclassified to earnings related to tobacco sold through December 31, 2011. The majority of the balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold during fiscal year 2012 as the remaining 2010-2011 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2011 and 2010, and March 31, 2011:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance	Fair Value as of			Balance	Fair Value as of
	Sheet	Dec. 31,	Dec. 31,	March 31,	Sheet	Dec. 31,	Dec. 31,	March 31,
(in thousands of dollars)	Location	2011	2010	2011	Location	2011	2010	2011
Derivatives Designated as Hedging Instruments
Interest rate swap	Other
agreements	non-				Long-term
designated	current				obligations
as fair value hedges	assets	$—	$12,486	$10,193		$—	$—	$—

Interest rate swap	Other
agreements	non-				Other
designated	current				long-term
as cash flow hedges	assets	—	—	—	liabilities	820	—	—

Forward foreign					Accounts
currency exchange	Other				payable and
contracts	current				accrued
	assets	—	—	2,400	expenses	63	—	—
Total		$—	$12,486	$12,593		$883	$—	$—

Derivatives Not Designated as Hedging Instruments
Forward foreign					Accounts
currency exchange	Other				payable and
contracts	current				accrued
	assets	$15	$172	$1,222	expenses	$474	$272	$243
Total		$15	$172	$1,222		$474	$272	$243

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

At December 31, 2011, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the table below and classified based on how their values were determined under the fair value hierarchy:

	December 31, 2011
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$100,728	$—	$—	$100,728
Trading securities associated with deferred compensation plans	18,263	—	—	18,263
Forward foreign currency exchange contracts	—	15	—	15
Total assets	$118,991	$15	$—	$119,006

Liabilities:
Guarantees of bank loans to tobacco growers	$—	$—	$4,837	$4,837
Interest rate swap agreements	—	820	—	820
Forward foreign currency exchange contracts	—	537	—	537
Total liabilities	$—	$1,357	$4,837	$6,194

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

Interest rate swap agreements

The fair values of interest rate swap agreements are determined based on dealer quotes using a discounted cash flow model matched to the contractual terms of each instrument. Since inputs to the model are observable and significant judgment is not required in determining the fair values, interest rate swaps are classified within Level 2 of the fair value hierarchy.

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2011, is as follows:

(in thousands of dollars)	Nine Months Ended December 31, 2011

Balance at beginning of year	$20,699
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(19,123)
Transfer from allowance for loss on direct loans to farmers (addition of current crop year loans)	4,276
Change in discount rate and estimated collection period	676
Currency remeasurement	(1,691)
Balance at end of period	$4,837

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
(in thousands of dollars)	2011	2010	2011	2010

Service cost	$891	$1,261	$188	$203
Interest cost	3,413	3,601	578	624
Expected return on plan assets	(3,700)	(3,728)	(33)	(35)
Net amortization and deferral	2,384	1,006	(58)	(77)
Net periodic benefit cost	$2,988	$2,140	$675	$715

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands of dollars)	2011	2010	2011	2010

Service cost	$3,455	$3,743	$566	$611
Interest cost	10,250	10,704	1,734	1,873
Expected return on plan assets	(11,055)	(11,127)	(101)	(107)
Net amortization and deferral	5,061	2,999	(175)	(233)
Net periodic benefit cost	$7,711	$6,319	$2,024	$2,144

During the nine months ended December 31, 2011, the Company made contributions of approximately $6 million to its qualified and non-qualified pension plans. Additional contributions of approximately $3 million are expected during the remaining three months of fiscal year 2012.

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

During the nine-month periods ended December 31, 2011 and 2010, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

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

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the nine-month periods ended December 31, 2011 and 2010, the Company recorded total stock-based compensation expense of approximately $4.6 million and $4.8 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.2 million during the remaining three months of fiscal year 2012.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and retained earnings were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands of dollars)	2011	2010	2011	2010

SALES AND OTHER OPERATING REVENUES

Flue-cured and burley leaf tobacco operations:
North America	$109,743	$124,072	$236,101	$243,990
Other regions (1)	529,476	506,568	1,423,275	1,468,326
Subtotal	639,219	630,640	1,659,376	1,712,316
Other tobacco operations (2)	33,201	57,568	133,535	178,996

Consolidated sales and other operating revenues	$672,420	$688,208	$1,792,911	$1,891,312

OPERATING INCOME

Flue-cured and burley leaf tobacco operations:
North America	$13,234	$26,693	$23,864	$42,383
Other regions (1)	69,382	47,620	146,732	138,530
Subtotal	82,616	74,313	170,596	180,913
Other tobacco operations (2)	814	3,466	4,044	15,492

Segment operating income	83,430	77,779	174,640	196,405

Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	(1,072)	1,439	2,264	(953)
Restructuring and impairment costs (4)	(399)	(10,995)	(10,220)	(13,964)
Charge for (reversal of) European Commission fines in Italy and Spain (4)	—	—	(49,091)	7,445
Add: Other income (4)	11,111	19,368	20,703	19,368

Consolidated operating income	$93,070	$87,591	$138,296	$208,301

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)	Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.
(3)	Item is included in segment operating income, but not included in consolidated operating income.
(4)	Item is not included in segment operating income, but is included in consolidated operating income.

NOTE 13.	CHANGES IN SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the nine months ended December 31, 2011 and 2010 is as follows:

	Nine Months Ended			Nine Months Ended
	December 31, 2011			December 31, 2010
	Universal	Noncontrolling		Universal	Noncontrolling
(in thousands of dollars)	Corporation	Interests	Total	Corporation	Interests	Total

Balance at beginning of year	$1,185,606	$13,799	$1,199,405	$1,122,570	$5,805	$1,128,375

Changes in common stock
Issuance of common stock	140	—	140	—	—	—
Repurchase of common stock	(661)	—	(661)	(6,297)	—	(6,297)
Accrual of stock-based compensation	4,857	—	4,857	4,808	—	4,808
Withholding of shares for grantee income taxes (SARs, RSUs, and PSAs)	(1,522)	—	(1,522)	(565)	—	(565)
Dividend equivalents on RSUs	384	—	384	316	—	316

Changes in retained earnings
Net income	66,302	4,625	70,927	129,449	6,337	135,786
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(11,137)	—	(11,137)	(11,137)	—	(11,137)
Common stock	(33,555)	—	(33,555)	(33,891)	—	(33,891)
Repurchase of common stock	(2,827)	—	(2,827)	(27,074)	—	(27,074)
Dividend equivalents on RSUs	(384)	—	(384)	(316)	—	(316)

Other comprehensive income (loss)
Foreign currency translation adjustments, net of income taxes	(11,880)	(98)	(11,978)	(1,164)	73	(1,091)
Foreign currency hedge adjustment, net of income taxes	(4,963)	—	(4,963)	161	—	161
Interest rate hedge adjustment, net of income taxes	(533)	—	(533)	—	—	—

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(94)	(94)	—	(100)	(100)

Balance at end of period	$1,189,827	$18,232	$1,208,059	$1,176,860	$12,115	$1,188,975

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

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment during the first half of the fiscal year, we generally see contraction in inventory and other working capital elements in the second half of our fiscal year as crops in Africa are being shipped and South American shipments near completion. Slower marketing of the crops, particularly in Africa, delayed some of the funding requirements there. Green tobacco prices are lower this year in some areas, and in several areas we have purchased less leaf. These factors have reduced our working capital requirements for this fiscal year. By December 31, 2011, we saw the beginning of the seasonal contraction in our working capital levels with inventory levels declining, cash flow provided by operations increasing, cash balances increasing, and debt levels decreasing from September 30, 2011 levels.

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

Operating Activities

Our operating activities provided $60 million in net cash flows during the nine months ended December 31, 2011, reflecting lower working capital needs in some regions this fiscal year. During the first nine months of the last fiscal year, we used $89 million in net cash flows to fund our operations. Tobacco inventory increased by $121 million from March 31, 2011 levels on seasonal leaf purchases and ended the period at $863 million. However, tobacco inventory was $77 million lower than at December 31, 2010, primarily due to smaller crop purchases and lower prices combined with sales of old crop tobacco in the United States and earlier shipment this year in the Philippines. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

Advances to suppliers were $95 million at December 30, 2011, a reduction of $66 million from March 31, 2011, as crops were delivered in payment of those balances. Compared to the same date last year, advances to suppliers were $38 million lower, largely due to a change in supply arrangements in Europe. Accounts receivable increased by $71 million compared to March 31, 2011, due to seasonal increases, and increased $114 million over December 31, 2010 levels because of earlier African shipments this year and more shipments in some origins near the end of the quarter. Accounts receivable from unconsolidated affiliates were down $35 million compared to December 31, 2010 balances, reflecting earlier shipments and lower operating costs. Net cash flows from operations for the nine months ended December 31, 2011, included approximately $29 million in dividends received from unconsolidated affiliates.

We generally do not purchase material quantities of tobacco on a speculative basis. The majority of our inventories are not considered to be at risk as they are committed for sale to customers. At December 31, 2011, our uncommitted inventories were $124 million, or about 14% of total tobacco inventory, compared to $171 million, or about 23% of our March 31, 2011 inventory, and $117 million, or about 12% of our December 31, 2010 inventory. These percentages are within the normal range for our business within their respective times of the year.

Investing Activities

During the nine months ended December 31, 2011, we invested about $30 million in our fixed assets compared to $32 million in the nine months ended December 31, 2010. Depreciation expense was approximately $32 million in both the nine months ended December 31, 2011 and 2010. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we are presented with opportunities that may require significant capital investment. In the nine months ended December 31, 2011, we received $19 million in proceeds from the sale of fixed assets, including the sale of our Canadian facilities and unutilized land and buildings in Brazil, and we received $10 million from an insurance settlement on factory and equipment destroyed in a fire. We have replaced the assets destroyed by the fire.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash and cash equivalents on our balance sheet to be our net debt. We also consider our net debt plus shareholders’ equity to be our net capitalization. Net debt increased slightly to $433 million during the nine months ended December 31, 2011. Net debt as a percentage of net capitalization was approximately 26% at December 31, 2011, reflected lower than normal seasonal expansion, and was within our target range. This ratio was also about 26% at March 31, 2011, and is down from approximately 34% at December 31, 2010. Net debt was about $186 million lower than December 31, 2010 levels on reduced volumes.

In November 2011, we entered into a new bank credit agreement that establishes a five-year committed revolving credit facility of $450 million and a funded five-year amortizing term loan facility of $100 million. The new revolving credit facility replaced a $400 million revolving credit facility that would have matured in August 2012. The new term loan facility replaced a $95 million medium-term note that matured in September 2011, and was funded under the previous credit facility. Both new facilities mature in November 2016. We paid approximately $3.5 million in fees and related costs in connection with the new facility, and those costs will be amortized over the term of the agreement. The financial covenants under the new facilities are similar to those of the previous facility and require that we maintain a minimum level of tangible net worth and observe limits on debt levels. As of December 31, 2011, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. We had $450 million available under our new committed revolving credit facility and $152 million in cash and cash equivalents. Our short-term debt totaled $130 million, and we had $15 million of current maturities of long-term debt. In addition, $426 million in unused, uncommitted credit lines were available to support operating requirements in various countries, if needed.

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

In November 2009, our Board of Directors approved a $150 million share repurchase program that was replaced in November 2011. The purchases under this program were carried out from time to time on the open market at prevailing market rates. During the first nine months of this fiscal year, we purchased 80,191 shares of common stock at an aggregate cost of $3.5 million (average price per share of $43.49), based on trading dates, which brought our total purchases under the program since inception to 1,589,701 shares at an aggregate cost of $70 million (average price per share of $44.02). On November 8, 2011, we announced that our Board of Directors had approved a new authorization for the purchase of up to $100 million of equity securities through November 8, 2013. The purchases may be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements. As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability. As of December 31, 2011, we had approximately 23.2 million common shares outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. During the nine months ended December 31, 2011, interest rate swap agreements in the notional amount of $50 million were settled at the maturity of the underlying debt, and the remainder of the outstanding contracts, in the total notional amount of $195 million, were settled prior to maturity at an aggregate gain of approximately $13 million. That gain is being amortized as a reduction in interest expense over the remaining terms of the underlying debt instruments, which mature in fiscal years 2014 and 2015.

In November 2011, we entered into interest rate swaps to eliminate the variability of cash flows in the interest payments on our $100 million variable-rate amortizing term loan, the sole source of which is changes in the LIBOR interest rate. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows attributable to fluctuations in the LIBOR interest rates on the debt. We will receive variable LIBOR and pay fixed rate interest. The swaps are accounted for as cash flow hedges. The swaps are forward starting swaps with an effective date of March 30, 2012, and relate to $99 million notional amount of outstanding debt. The aggregate notional amount of the interest rate swaps will be reduced over a five-year period as payments are made on the term loan. At December 31, 2011, the notional amount of the interest rate swaps outstanding was $99 million.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At December 31, 2011, the fair value of our open contracts was not material. We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was also not material at December 31, 2011.

Results of Operations

Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the third quarter of fiscal year 2012, which ended on December 31, 2011, was $58.5 million, or $2.06 per diluted share, about 12% above last year’s net income of $52.3 million, or $1.82 per diluted share, for the same period. These results included the effect of several unusual items, largely related to asset sales, which are described in the table below and amount to net pretax benefits of $10.7 million ($0.25 per diluted share) for the third quarter of fiscal year 2012 and $8.4 million ($0.18 per diluted share) for the same period last year. Segment operating income, which excludes those unusual items, increased by $5.6 million to $83.4 million as improved performance in our Other Regions segment outweighed declines in the North America and the Other Tobacco Operations segments. Revenues for the quarter of $672 million were down about 2%, reflecting lower leaf prices on higher volumes.

For the nine months ended December 31, 2011, net income was $66.3 million, or $2.34 per diluted share, including the effect of the charge in the second fiscal quarter for the European Commission fine described below. That charge and other unusual items amounted to a net pretax charge of $38.6 million ($1.39 per diluted share) for the nine-month period. Those results compare to last year’s net income of $129.4 million, or $4.46 per diluted share, which also includes unusual items amounting to a net benefit of $12.8 million ($0.28 per diluted share).

Segment operating income declined by $21.8 million for the nine-month period ended December 31, 2011, compared with the prior year. Those results included the first quarter impact from last year’s assignment of Brazilian farmer contracts to Philip Morris International (“PMI”) and a portion of the decline in processing volumes in our North America segment, as well as reduced volumes and margins in the Other Tobacco operations segment. Operating results in this period included $12 million in dividend income from unconsolidated subsidiaries. Consolidated revenues fell by 5% to $1.8 billion for the nine months ended December 31, 2011, in part due to lower leaf prices on higher shipments, and in part because toll processing volumes replaced a portion of leaf sales to PMI as a result of the contract assignments last year.

The following table sets forth the unusual items included in reported results, none of which are included in segment results:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions of dollars, except per share amounts)	2011	2010	2011	2010

Charges and (gains)
Charge for (reversal of) European Commission fines in Italy and Spain (1)	$—	$—	$49.1	$(7.4)
Restructuring and impairment costs, primarily in the United States, South America, and Europe (2)	0.4	11.0	10.2	14.0
Gain on fire loss insurance settlement in Europe (3)	—	—	(9.6)	—
Gain on sale of facility in Brazil (4)	(11.1)	—	(11.1)	—
Gain on assignment of farmer contracts and sale of related assets in Brazil (5)	—	(19.4)	—	(19.4)

Total effect on operating income	$(10.7)	$(8.4)	$38.6	$(12.8)

Total effect on net income	$(7.0)	$(5.1)	$39.4	$(8.0)

Total effect on diluted earnings per share	$0.25	$0.18	$(1.39)	$0.28

(1)	Fiscal year 2012 - fines and accumulated interest related to the September 9, 2011, decision by the General Court of the European Union rejecting an Italian subsidiary's application to reinstate immunity related to infringements of European Union antitrust law in the Italian raw tobacco market.

Fiscal year 2011 - the reversal of a portion of a European Commission fine recorded by an Italian subsidiary in 2005 related to the Spanish tobacco processing market, following a decision of the General Court of the European Union that reduced the amount of the fine by half.

(2)	Restructuring and impairment charges, primarily related to plant closures and workforce reductions in several areas.

(3)	Fire loss insurance settlement in June 2011 related to a plant fire in Europe in 2010. The operating assets have been replaced.

(4)	Sale of land and storage buildings in Brazil.

(5)	Assignment of farmer production contracts and related assets in Brazil in October 2010.

Flue-cured and Burley Operations

Third Quarter

Operating income for the third quarter of fiscal year 2012, for the flue-cured and burley tobacco operations, which comprise the North America and Other Regions segments, increased by 11% to $82.6 million, compared to the same period last year, on a combination of strong results for the Other Regions segment and declines in North America. Revenues for the group were up about 1% at $639.2 million.

Income from operations for the Other Regions segment was up 46% from last year, to $69.4 million. The Africa region showed improvement, as sales growth on larger crops in some origins and a favorable comparison to delayed shipments last year were offset somewhat by reductions in third party processing. Earnings for the South America region were up, primarily due to higher shipments that reflected a catch-up of seasonal deliveries delayed from earlier quarters, along with savings from cost cutting efforts and lower costs related to a smaller farmer base, including those related to advances. Earnings for the Asia region declined for the quarter, primarily due to lower trading levels. Results for the Other Regions segment also included $6 million in dividend income from unconsolidated subsidiaries. Revenues for that segment of $529 million were up nearly 5% on higher shipment volumes in Africa and South America, partly offset by lower trading volumes in Asia as well as the pass-through to customers of lower green prices. Operating income for the North America segment decreased by 50% to $13.2 million on reduced third party processing volumes and the absence of last year’s earnings from the Canadian facility, which was closed in March 2011. Revenues for this segment of $109.7 million were down 12%, as reduced green processing volumes were partially offset by an increase in current and old crop direct leaf sales.

Nine Months

Operating income for the flue-cured and burley tobacco operations was $170.6 million for the nine months ended December 31, 2011, compared to $180.9 million for the same period in the prior year. Revenues of $1.7 billion were relatively flat compared with last year. Earnings for the Other Regions segment for the nine months increased about 6% to $146.7 million, compared to the same period last year. In the South America region, the effect of reduced leaf sales to PMI related to last year’s assignment of farmer contracts was mitigated by increased processing volumes and cost savings efforts. Africa region operations reflected lower margins in most origins, in part related to business mix and lower prices, balanced by higher shipments in some origins and lower green leaf costs. Results for the Asia region declined on a combination of lower margins on trading volumes and an unfavorable comparison on currency remeasurement in the Philippines. In Europe, lower volumes and higher leaf costs were offset by insurance recoveries. Selling, general, and administrative expenses for the segment were down, due primarily to lower costs related to a smaller farmer base in South America. In addition, results for the Other Regions segment included $12 million in dividend income from unconsolidated subsidiaries. Revenues for the Other Regions segment of $1.4 billion were down about 3%, reflecting lower leaf volumes in South America, higher volumes in Africa, and lower prices generally, as our customers received benefits of lower leaf prices at the farm level. North America’s results fell by 44% to $23.9 million on the change in processing volumes, although leaf sales were up for the period. In addition, cost savings from restructuring efforts moderated the negative impact of the closure of the Company’s Canadian operations. These factors also caused revenue to fall by about 12%.

Other Tobacco Operations

The Other Tobacco Operations segment operating income declined by $2.6 million for the quarter and $11.4 million for the nine months, compared with the same periods in the previous fiscal year. The declines in both periods were driven mainly by lower results in the dark tobacco operations on reduced volumes and margins, reflecting weaker domestic retail markets, as well as the effects of last year’s severe weather-related crop damage in Indonesia. Results from the oriental tobacco joint venture improved for the quarter on the absence of one-time charges for business realignment taken in the same period last year. However, joint venture results were down for the nine months, partly due to reduced volumes from shipments delayed into the fourth quarter, as well as lower margins, which were also affected by inventory writedowns. Revenues for this segment decreased for the quarter by $24.4 million, or 42%, as a result of the transfer of some business from the just-in-time Special Services group to the Other Regions segment, the timing of shipments of oriental tobaccos to the United States, and lower dark tobacco volumes. Similar factors influenced a $45.5 million drop in revenues for the nine-month period.

Other Information

In September 2011, we announced that the General Court of the European Union issued a decision rejecting the appeal of Deltafina, S.p.A, its Italian subsidiary. That appeal related to the European Commission’s revocation of Deltafina’s immunity from a fine of €30 million (about $41 million on September 9, 2011) assessed against Deltafina and Universal jointly for actions in connection with Deltafina’s purchase and processing of tobacco in the Italian raw tobacco market between 1995 and 2002. Deltafina has appealed the decision of the General Court to the European Court of Justice. The appeal process could take up to two years. Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision.

Cost of sales decreased by about 5% to $1.4 billion for the nine months ended December 31, 2011, and by about 2% for the quarter, primarily as a result of lower green leaf prices in some origins and on lower trading volumes in both periods. Selling, general, and administrative costs fell by about $10 million in both the third quarter and in the first nine months of fiscal year 2012 compared to the previous year. Both periods benefited from a favorable comparison on costs related to a smaller farmer base in South America. In addition, the nine-month period reflects a positive variance from the reversal of non-income tax provisions due to a favorable tax ruling in South America and reduced employment costs as a result of lower performance-based compensation expense in various operations, partially offset by unfavorable variances due to currency remeasurement primarily in South America and Asia.

Interest expense was almost flat for the third quarter and the nine months ended December 31, 2011, compared with the same periods in the previous year. Interest income in the nine months of the current year was about $1 million lower, due to the previous year’s recognition of interest income on the return of funds that had been escrowed to bond the appeal of the European Commission fine in Spain.

The consolidated effective income tax rates on pretax earnings were approximately 30% and 41% for the quarter and nine months ended December 31, 2011. The rate for the nine-month period was significantly higher than normal because we did not record an income tax benefit on the non-deductible fine portion of the charge recorded in September 2011 for the European Commission fine and interest in Italy. Without that item, the effective income tax rate would have been approximately 29% for the nine months. That rate and the effective rate for the quarter were lower than the 35% federal statutory rate primarily due to the effect of exchange rate changes on deferred income taxes of certain foreign subsidiaries and to recoveries of prior year state income taxes. The effective income tax rates for the quarter and nine months ended December 31, 2010, were approximately 29% and 30%, respectively. Those rates were lower than the 35% U.S. federal statutory rate primarily due to the recognition of foreign tax credits.

In November 2011, we sold land and storage buildings in Brazil in exchange for other property and $9.4 million in cash. The transaction resulted in a gain of $11.1 million, which is reported in other income in the consolidated statements of income and retained earnings.

General Overview

We are pleased with our strong third quarter performance, which is the result of our successful efforts in managing our business in this year’s oversupply situation. We are working closely with customers, both old and new, to meet their requirements, and we are carefully monitoring our commitments for the upcoming crop cycle.

Recent fiscal quarters reflected a slower start to the buying seasons in Brazil and Malawi, but we believe that we are back on track with shipment timing in most origins. Green prices have generally declined, as we expected.  Although we continue to deal with the previously anticipated effects of the decreased processing volumes in North America and the challenging markets in our oriental and dark tobacco operations, impacts from the global oversupply have been moderate.  Our sales activity has been robust, and our hard-working teams around the globe are united.

While our results included several unusual charges and benefits this year, our underlying business results have remained healthy, and we are performing at levels comparable to our historical norms.  During the third quarter, despite volatile financial markets, we successfully refinanced our primary $450 million global working capital facility, and our balance sheet remains strong.  In addition, we have maintained our focus on providing returns to our shareholders and increased our common stock dividend for the 41st consecutive year.

 Although it is too early to report specifically about the coming crop season, we continue to expect this year’s oversupply situation to influence pricing and margins into the next fiscal year.  At the same time, we do anticipate that crop sizes will come down in many of our growing regions during the next year, which could mitigate those pressures, and markets for some grades may be tightening.  Our customers continue to signal their desire for high quality, compliant tobacco, which has always been our core strength.  We are excited about our prospects for the future as we continue to develop our plans and programs to support stable supplier markets, enhance production efficiencies, and improve sustainable tobacco production.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in the tobacco business because major customers often pay market rates of interest for inventory purchased for their accounts or pre-finance purchases. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable-rate debt. When we fund our committed tobacco inventory with fixed-rate debt, we may not be able to recover interest at that fixed rate if current market interest rates were to fall below that rate. As of December 31, 2011, tobacco inventory of about $863 million included about $739 million in inventory that was committed for sale to customers and about $124 million that was not committed. Committed inventory, after deducting $45 million in customer deposits, represents our potential net exposure to interest rate changes of about $694 million. We normally maintain a substantial portion of our debt at variable interest rates either directly or through interest rate exchange agreements in order to mitigate interest rate risk related to carrying fixed-rate debt. We also periodically have large cash balances that we use to fund seasonal tobacco purchases. These cash balances reduce our financing needs. Debt carried at variable interest rates was about $230 million at December 31, 2011. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $2.3 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating rate liabilities, including customer deposits, that reflects a substantial portion of our average committed inventory levels over time. However, we weigh many factors in determining how to manage this risk, including our financing options, and general market conditions. In addition to the $230 million of debt with variable interest rates, about $310 million of long-term debt has an effective average fixed rate of 5.57%.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

European Commission Fines

European Commission Fines in Italy

In 2002, we reported that we were aware that the European Commission (the “Commission”) was investigating certain aspects of the leaf tobacco markets in Italy. Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, buys and processes tobacco in Italy. We reported that we did not believe that the Commission investigation in Italy would result in penalties being assessed against us or our subsidiaries that would be material to our earnings. The reason we held this belief was that we had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, Deltafina and Universal Corporation each filed appeals in the General Court. Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the General Court. The appeal was filed with the European Court of Justice, and effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina continues to maintain a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. We expect the appeal to take up to two years, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2011:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program(3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2011 to October 31, 2011	—	$—	—	$100,000,000
November 1, 2011 to November 30, 2011	—	—	—	—
December 1, 2011 to December 31, 2011	—	—	—	—
Total	—	$—	—	$100,000,000

(1)	Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)	A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 8, 2011. This stock repurchase plan authorizes the purchase of up to $100 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on the earlier of November 8, 2013, or when we have exhausted the funds authorized for the program.

ITEM 6. EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly and nine-month periods ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Retained Earnings for the three and nine months ended December 31, 2011 and 2010, (ii) the Consolidated Balance Sheets at December 31, 2011, December 31, 2010 and March 31, 2011, and (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2012	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

