Form 10-K
period 2012-03-31
UNIVERSAL CORP /VA/
filed 2012-05-25
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________TO_______________
Commission File Number: 001-00652
UNIVERSAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-0414210 (I.R.S. Employer Identification Number)

9201 Forest Hill Avenue, Richmond, Virginia (Address of principal executive offices)	23235 (Zip Code)
Registrant's telephone number, including area code: 804-359-9311
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [x] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes [ ] No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ]  No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [x]      Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2011, the last day of the registrant's most recently completed second fiscal quarter, was approximately $710 million.
As of May 22, 2012, the total number of shares of common stock outstanding was 23,257,175.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the 2012 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

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

Overview

We are the leading global leaf tobacco supplier. We operate in over 30 countries on five continents. Tobacco has been our principal focus since our founding in 1918. The largest portion of our business involves the procuring and processing of flue-cured and burley leaf tobacco for manufacturers of consumer tobacco products. Our reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco-related services. We generated approximately $2.4 billion in consolidated revenues and earned approximately $223.5 million in total segment operating income in fiscal year 2012. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

Key Operating Principles

We believe that by following several key operating principles we can continue to produce good financial returns from our business and enhance shareholder value. These key operating principles are:

•
Strategic market position. We work closely with both our customers and suppliers to ensure that we deliver a product that meets our customers' needs and promotes a strong sustainable supplier base. We believe that developing and maintaining these relationships is particularly valuable in the leaf tobacco industry where volume at an appropriate price is a key factor in long-term profitability. Balancing these relationships allows us to optimize our inventory levels to reduce risk during market downturns by enabling us to target our tobacco production contracts against customer purchase indications. Our challenge is to adapt our business model to meet our customers' evolving needs while continuing to provide stability of supply of compliant products and the high level of service that distinguishes our company.

•
Strong local management. We operate with strong local management. We believe that having strong local management in each leaf tobacco origin helps us better identify and adjust to constantly changing market conditions and provides us with specific market knowledge quickly. We believe that this, coupled with global coordination, is a key factor in our ability to continue to deliver the high quality, competitively priced products that our customers expect.

•
Compliant products. We focus on sourcing a compliant product that meets customer requirements in a competitive, yet sustainable manner. We sponsor programs to educate farmers in good agricultural practices, the reduction of non-tobacco related materials, product traceability, environmental sustainability, and social responsibility, among others.

•
Diversified sources. We strive to maintain diversified sources of leaf tobacco to minimize reliance on any one sourcing area. We operate in over 30 countries on five continents and maintain a presence in all major flue-cured, burley, oriental, and dark air-cured tobacco growing regions in the world. Our global reach allows us to meet our customers' diverse and dynamic leaf requirements and helps minimize the impact of crop failures or other localized supply interruptions.

•
Financial strength. We believe that our financial strength is important, because it enables us to fund our business efficiently and make investments in our business when appropriate opportunities are identified. We believe that lower interest and capital costs give us a competitive advantage. Our financial strength also affords us financial flexibility in dealing with customer requirements and market changes. We work to sustain our creditworthiness.

Additional Information

Our website address is www.universalcorp.com. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the SEC. Access to these filings on our website is available free of charge. Copies are also available, without charge, from Universal Corporation Investor Relations, 9201 Forest Hill Avenue, Richmond, VA 23235. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We also post our press releases on our website. Information on our website is not deemed to be incorporated by reference into this Annual Report.

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

General

Our business is procuring, financing, processing, packing, storing, and shipping leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Procuring leaf tobacco involves contracting with, providing agronomy support to, and financing farmers in many origins. We do not manufacture cigarettes or other consumer tobacco products. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing countries around the world, we process and sell flue-cured and burley tobaccos, as well as dark air-cured and oriental tobaccos. We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, managing just-in-time inventory, and manufacturing reconstituted leaf tobacco. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. We generate our revenues from product sales, processing fees, and fees for other services. Over 75% of our volume is derived from sales to customers with major positions in their respective markets and with whom we have long-standing relationships. Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2012, our flue-cured and burley operations accounted for 90% of our revenues and 94% of our segment operating income.

    Because unprocessed, or “green,” tobacco is a perishable product, processing of leaf tobacco is an essential service to our customers. Our processing of leaf tobacco includes grading in the factories, blending, removal of non-tobacco material, separation of leaf from the stems, drying, packing to precise moisture targets for proper aging, as well as temporary storage. Accomplishing these tasks generally requires investments in plants and machinery in areas where the tobacco is grown. Processed tobacco that has been properly packed can be stored by customers for a number of years prior to use, but most processed tobacco is used within two to three years.

We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world. We estimate that we have historically handled between 20% and 30% of the annual production of such tobaccos in Brazil and between 35% and 45% in Africa. These percentages can change from year to year based on the size, price, and quality of the crops. Recently, as tobacco growing regions have expanded in Africa, we have handled a larger proportion of the crops there. We also handled between 20% and 30% of the flue-cured and burley tobacco produced in North America in fiscal year 2012. The majority of this tobacco was sourced in the United States, where we sell processed U.S. tobacco to cigarette manufacturers and process U.S. flue-cured and burley tobacco on a fee basis. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in what we believe to be the largest oriental leaf tobacco merchant in the world, Socotab, L.L.C. In addition, we maintain a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position.

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

Our foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, we advance funds, guarantee local loans, or do both, each in substantial amounts, for the eventual purchase of tobacco. The majority of these seasonal advances and loan guarantees mature in one year or less upon the farmers’ delivery of contracted tobaccos. Most advances to farmers are denominated in local currency, which is a source of foreign currency exchange rate risk. Most tobacco sales are denominated in U.S. dollars, which reduces our foreign currency exchange risk after the tobacco has been purchased. See Item 1A, “Risk Factors” for more information about our foreign currency exchange risk.

For a discussion of recent developments and trends in our business, along with factors that may affect our business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors.”

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

Customers

A material part of our business is dependent upon a few customers. For the fiscal year ended March 31, 2012, each of Philip Morris International, Inc. and Imperial Tobacco Group, PLC, including their respective affiliates, accounted for 10% or more of our revenues. We also have three other customers, who in fiscal year 2012, each accounted for between 5% and 10% of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have long-standing relationships with these customers. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Management’s Actions and Trends.”

We had commitments from customers for approximately $539 million of the tobacco in our inventories at March 31, 2012. Based upon historical experience, we expect that at least 85% of such orders will be delivered during fiscal year 2013. Most of our product requires shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.

As more fully described in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we recognize sales revenue at the time that title to the tobacco and risk of loss passes to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, including the United States and Brazil, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the ability to meet customer specifications in the buying, processing, and financing of tobacco, and on the price charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy and sell the available tobacco. Our principal competitor is Alliance One International, Inc. (“Alliance One”). Alliance One operates in many of the countries where we operate. Based on our estimates, we do not believe that worldwide market shares differ substantially between the two companies. Most of our major customers are partially vertically integrated, and thus, also compete with us for the purchase of leaf tobacco in several of the major markets.

In most major markets, smaller competitors are very active. These competitors typically have lower overhead requirements and provide less support to customers and farmers. Due to their lower cost structures, they can often offer a price on products that is lower than our price. However, we believe that we provide quality controls and farm programs that add value for our customers in an increasingly regulated world and make our products highly desirable. For example, we have established worldwide farm programs designed to prevent non-tobacco related materials from being introduced into the green tobacco delivered to our factories. In addition, we have established programs for good agricultural practices and have been active in social responsibility endeavors in many of the developing countries in which we do business. We believe that our major customers value these services and that our programs increase the quality of the products and services we offer. We also believe that our customers value the security of supply that we are able to provide due to our strong relationships with our farmer base.

Reportable Segments

We evaluate the performance of our business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and burley leaf tobacco operations for supply to cigarette manufacturers. Dark Air-Cured supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and Oriental supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services provides laboratory services, including physical and chemical product testing and smoke testing for customers.

The five regional operating segments serving our cigarette manufacturer customers share similar characteristics in the nature of their products and services, production processes, class of customer, product distribution methods, and regulatory environment. Based on the applicable accounting guidance, four of the regions – South America, Africa, Europe, and Asia – are aggregated into a single reporting segment, Other Regions, because they also have similar economic characteristics. North America is reported as an individual operating segment, because its economic characteristics differ from the other regions, generally because its operations do not require significant working capital investments for crop financing and inventory. The Dark Air-Cured, Oriental, and Special Services segments, which have differing characteristics in some of the categories mentioned above, are reported together as Other Tobacco Operations, because each is below the measurement threshold for separate reporting.

Financial Information about Segments

Our North America and Other Regions reportable segments, which represent our flue-cured and burley tobacco operations, accounted for 13% and 77% of our revenues and 13% and 81% of our segment operating income, respectively, in fiscal year 2012. Our Other Tobacco Operations reportable segment accounted for 10% of our revenues and 6% of our segment operating income in fiscal year 2012. Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years, along with segment assets for each reportable segment at March 31, 2012, 2011, and 2010, are set forth in Note 15 to the consolidated financial statements, which are included in Item 8 of this Annual Report. Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 15 to the consolidated financial statements.

C.	Employees

We employed over 26,000 employees throughout the world during the fiscal year ended March 31, 2012. We estimated this figure because the majority of our personnel are seasonal employees.

D.	Research and Development

We did not expend material amounts for research and development during the fiscal years ended March 31, 2012, 2011, or 2010.

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

We are one of two major independent global competitors in the highly competitive leaf tobacco industry, both of whom are reliant upon a few large customers. The loss of one of those large customers or a significant decrease in their demand for our products or services could significantly decrease our sales of products or services, which would have a material adverse effect on our results of operations. The competition among leaf tobacco suppliers and dealers is based on the ability to meet customer requirements in the buying, processing, and financing of tobacco, and on the price charged for products and services. We believe that we consistently meet our customers’ requirements and charge competitive prices. Because we rely upon a few significant customers, the consolidation, significant increase in vertical integration, or failure of any of these large or significant customers could contribute to a significant decrease in our sales of products and services.

We compete for both the purchase and sale of leaf with smaller leaf tobacco merchants in some of the markets where we conduct business. Some of these smaller leaf tobacco merchants operate in more than one country. Since they typically provide little or no support to farmers, these leaf tobacco merchants typically have lower overhead requirements than we do. Due to their lower cost structures, they often can offer a price on products that is lower than our price. Our customers also directly source leaf tobacco from farmers to meet some of their raw material needs. Direct sourcing provides our customers with some quantities of tobacco which they prefer not to use in their existing blends and that may be offered for sale. This competition for both the sale and purchase of leaf could reduce the volume of the leaf we handle and could negatively impact our financial results.

Our financial results can be significantly affected by changes in the balance of supply and demand for leaf tobacco.

Because we are a leaf tobacco merchant, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for tobacco, which is based upon customers’ expectations of their future requirements, can change from time to time depending upon factors affecting the demand for their products. Our customers’ expectations and their demand for leaf tobacco are influenced by a number of factors, including:

•	trends in the global consumption of cigarettes,

•	trends in sales of cigars and other tobacco products, and

•	levels of competition among our customers.

The world supply of leaf tobacco at any given time is a function of current tobacco production, inventories held by manufacturers, and the volumes of uncommitted stocks of leaf tobacco held by leaf tobacco merchants. Production of tobacco in a given year may be significantly affected by such factors as:

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

Further, the timing and unpredictability of customer orders and shipments may require us to keep tobacco in inventory and may also result in variations in quarterly and annual financial results. We base sales recognition on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on the needs and shipping instructions of our customers and the availability of transportation services. These fluctuations result in varying volumes and sales in given periods, which also reduce the comparability of financial results.

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

When we contract directly with tobacco farmers or tobacco farmer cooperatives, which is the method we use to purchase tobacco in most countries, we bear the risk that the tobacco delivered may not meet customer quality and quantity requirements. If the tobacco does not meet such market requirements, we may not be able to meet all of our customers’ orders, and such failure would have an adverse effect on profitability and results of operations. Because in a contract market we buy all of the farmers’ production, which encompasses many leaf styles, we also have a risk that not all of that production will be readily marketable. In addition, in many foreign countries where we purchase tobacco directly from farmers, we provide them with financing. Unless we receive marketable tobacco that meets the quality and quantity specifications of our customers, we bear the risk that we will not be able to fully recover our crop advances or recover them in a reasonable period of time.

Weather and other conditions can affect the marketability of our products.

Tobacco crops are subject to vagaries of weather and the environment that can, in some cases, change the quality or size of the crops. If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to manufacturers, which would result in a reduction in revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of products required by our customers. In addition, other factors can affect the marketability of tobacco, including, among other things, the presence of:

•	excess residues of crop protection agents,

•	non-tobacco related materials, and

•	genetically modified organisms.

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

Our international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and also to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include undeveloped or antiquated commercial law, the expropriation or nationalization of assets, and the authority to revoke or refuse to renew business licenses and work permits, may adversely impact our ability to effectively manage our operations in those countries. For example, in the past, we have experienced significant year-to-year fluctuations in earnings due to changes in the Brazilian government’s economic policies, and government actions in Zimbabwe reduced tobacco production there, causing us to shift sourcing of tobacco to other countries. We have substantial capital investments in South America and Africa, and the performance of our operations in those regions can materially affect our earnings. If the political situation in any of the countries where we conduct business were to deteriorate significantly, our ability to recover assets located there could be impaired. To the extent that we do not replace any lost volumes of tobacco with tobacco from other sources, or we incur increased costs related to such replacement, our financial condition, results of operations, or both would suffer.

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

Financial Factors

Failure of our customers or suppliers to repay extensions of credit could materially impact our results of operations.

We extend credit to both suppliers and customers. A significant bad debt provision related to amounts due could adversely affect our results of operations. In addition, crop advances to farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, delivery failure, or permanent reductions in crop sizes, full recovery of advances may never be realized, or otherwise could be delayed until future crops are delivered. See Notes 1 and 14 to the consolidated financial statements in Item 8 for more information on these extensions of credit.

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

In our business, customers usually either pre-finance purchases or pay market rates of interest for inventory purchased on order. From time to time, we borrow long-term debt at fixed rates. Through hedging agreements, we may swap the interest rates on our existing fixed-rate debt to floating market interest rates to better match the interest rates that we charge our customers. To the extent we are unable to match these interest rates, a decrease in short-term interest rates could increase our net financing costs. In addition, at times we may have significant amounts of cash invested. Decreases in short-term interest rates reduce the income we derive from those investments. Changes in interest rates also affect expense related to our defined benefit pension plan, as described below.

Low investment performance by our defined benefit pension plan assets may increase our pension expense and may require us to fund a larger portion of our pension obligations, thus, diverting funds from other potential uses.

We sponsor a domestic defined benefit pension plan that covers certain eligible employees. Our results of operations may be positively or negatively affected by the amount of income or expense we record for this plan. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense for fiscal year 2012 were the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to “Pension and other postretirement benefits plan adjustments.” At the end of fiscal year 2012, the projected benefit obligation of our U.S. pension plans was $270 million and plan assets were $177 million. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 11 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans under requirements of the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans.

Item 1B. Unresolved Staff Comments

None

Item 2.      Properties

Except as noted, we own the following significant properties (greater than 500,000 square feet):

Location	Principal Use	Building Area
		(Square Feet)
Flue-Cured and Burley Leaf Tobacco Operations:
North America:
United States
Nash County, North Carolina	Factory and storages	1,312,000

Other Regions:
Brazil
Santa Cruz	Factory and storages	2,386,000
Joinville (1)	Factory and storages	964,000

Malawi
Lilongwe	Factory and storages	942,000

Mozambique
Tete	Factory and storages	748,000

Philippines
Agoo, La Union	Factory and storages	672,000

Tanzania
Morogoro	Factory and storages	803,000

Zimbabwe
Harare (2)	Factory and storages	1,445,000

Other Tobacco Operations:
United States
Lancaster, Pennsylvania	Factory and storages	793,000

(1)	Leased from a third party.

(2)	Owned by an unconsolidated subsidiary.

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

In addition to our significant properties listed above, we own other processing facilities in the following countries: Germany, Hungary, Italy, the Netherlands, Poland, and the United States. In addition, we have ownership interests in processing plants in Guatemala and Mexico and have access to processing facilities in other areas, such as Argentina, India, the People’s Republic of China, South Africa, and Zambia. Socotab L.L.C., an oriental tobacco joint venture in which we own a noncontrolling interest, owns tobacco processing plants in Turkey, Macedonia, and Bulgaria.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, Universal Corporation and Deltafina each filed appeals in the General Court. Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina has appealed the decision of the General Court to the European Court of Justice. Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. We expect the appeal to take up to two years, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

Other Legal Matters

We have been named along with multiple other defendants in Hupan, et al. v. Alliance One International, Inc., et al., and Chalanuk, et al. v. Alliance One International, Inc., et al., which are separate but related lawsuits filed in New Castle County, Delaware state court on February 14, 2012, and April 5, 2012, respectively.  The lawsuits were brought by eight Argentine minor children born between 1996 and 2008 and their parents in Hupan, and forty-one minor Argentine children born between 1986 and 2009 and their parents in Chalanuk.  The parent-plaintiffs allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., beginning in the 1980's and that they and their infant children were exposed directly and in utero to herbicides and pesticides used in the production and cultivation of tobacco that caused various alleged birth defects.  We have been sued based upon our alleged business dealings with co-defendants in the production of tobacco by Tabacos Norte, S.A.  The plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law.  Because we have only recently been named in the lawsuits, it is not possible to predict the ultimate outcome of this matter or what liability, if any, we may incur.

In addition to the above-mentioned matters, some of our subsidiaries are involved in other litigation or legal matters incidental to their business activities.  While the outcome of these matters cannot be predicted with certainty, we are vigorously defending the matters and do not currently expect that any of them will have a material adverse effect on our business or financial position.  However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

Item 4.   Mine Safety Disclosures

Not applicable.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Cash dividends declared		$0.48	$0.48	$0.49	$0.49
Market price range	High	45.72	41.48	47.38	48.60
	Low	36.94	35.11	35.78	44.88
2011
Cash dividends declared		$0.47	$0.47	$0.48	$0.48
Market price range	High	55.92	44.82	43.34	43.72
	Low	38.38	35.44	37.05	37.74
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under the terms of our Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), we may not declare or pay dividends on our common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid. The Preferred Stock contains provisions that prohibit the payment of cash dividends if certain income and shareholders’ equity levels are not met. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2012. At May 22, 2012, there were 1,408 holders of record of our common stock. See Notes 6 and 12 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.

Purchases of Equity Securities

As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended March 31, 2012:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1, 2012 to January 31, 2012	—	$—	—	$100,000,000
February 1, 2012 to February 29, 2012	—	—	—	—
March 1, 2012 to March 31, 2012	—	—	—	—
Total	—	$—	—	$100,000,000

(1)
Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 8, 2011. This stock repurchase plan authorizes the purchase of up to $100 million in common stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on the earlier of November 15, 2013, or when we have exhausted the funds authorized for the program.

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,446,877	$2,571,527	$2,491,738	$2,554,659	$2,145,822
Income from continuing operations	$100,819	$164,550	$170,345	$132,561	$116,484
Income (loss) from discontinued operations	$—	$—	$—	$—	$(145)
Net income	$100,819	$164,550	$170,345	$132,561	$116,339
Net income attributable to Universal Corporation (1)	$92,057	$156,565	$168,397	$131,739	$119,156
Earnings available to Universal Corporation common shareholders	$77,207	$141,715	$153,547	$116,889	$104,306
Return on beginning common shareholders’ equity	7.9%	15.6%	18.8%	13.0%	12.8%
Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic:
From continuing operations	$3.32	$5.94	$6.21	$4.57	$3.83
From discontinued operations	$—	$—	$—	$—	$(0.01)
Net income	$3.32	$5.94	$6.21	$4.57	$3.82
Diluted:
From continuing operations	$3.25	$5.42	$5.68	$4.32	$3.71
From discontinued operations	$—	$—	$—	$—	$(0.01)
Net income	$3.25	$5.42	$5.68	$4.32	$3.70

Financial Position at Year End
Current ratio	4.31	3.08	2.75	2.74	3.33
Total assets	$2,266,919	$2,227,867	$2,371,040	$2,138,176	$2,186,761
Long-term obligations	$392,500	$320,193	$414,764	$331,808	$402,942
Working capital	$1,297,921	$1,065,883	$1,078,077	$954,044	$1,028,732
Total Universal Corporation shareholders’ equity	$1,183,451	$1,185,606	$1,122,570	$1,029,473	$1,115,631

General
Ratio of earnings to fixed charges	7.53	9.41	9.43	5.54	4.66
Ratio of earnings to combined fixed charges and preference dividends	4.07	5.17	5.29	3.55	3.16
Number of common shareholders	1,408	1,447	1,518	1,597	1,708
Weighted average common shares outstanding:
Basic	23,228	23,859	24,732	25,570	27,263
Diluted	28,339	28,888	29,662	30,466	32,186
Dividends per share of convertible perpetual preferred stock (annual)	$67.50	$67.50	$67.50	$67.50	$67.50
Dividends per share of common stock (annual)	$1.94	$1.90	$1.86	$1.82	$1.78
Book value per common share	$41.73	$41.85	$37.39	$32.66	$33.23

(1)	We hold less than a 100% financial interest in certain consolidated subsidiaries, and a portion of net income is attributable to the noncontrolling interests in those subsidiaries.

Our operations consist solely of our worldwide tobacco business. Previously, we also owned lumber and building products and agri-products operations. We completed the sale of the lumber and building products operations in fiscal year 2007 and the agri-products operations in fiscal year 2008. The revenues and expenses of the agri-products businesses are reflected as discontinued operations for fiscal year 2008 in the above table.

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

Significant items included in the operating results in the above table are as follows:

•
Fiscal Year 2012 – a $49.1 million charge to accrue a fine and accumulated interest imposed jointly on the Company and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, by the European Commission related to tobacco buying practices in Italy. The charge reflected a September 2011 appeals court decision rejecting Deltafina's application to reinstate its immunity in the case. No income tax benefit was recorded on the non-deductible fine portion of the charge. In addition to that charge, we recorded restructuring costs of $11.7 million, including approximately $8.6 million for employee termination benefits, primarily related to our operations in the U.S. and South America, and $3.1 million for costs to exit a supplier arrangement in Europe. Results for the year also included a gain of $11.1 million on the sale of land and buildings in Brazil that were most recently used for storage activities and a $9.6 million gain on insurance settlement proceeds to replace factory and equipment lost in a fire at a plant in Europe. On a combined basis, the net effect of these items decreased income before income taxes by $40.0 million and net income by $40.3 million, or $1.42 per diluted share.

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

•
Fiscal Year 2008 – $29.3 million in gains from currency remeasurement and exchange, reflecting the general strengthening of world currencies against the U.S. dollar and mark-to-market gains realized on forward contracts to hedge tobacco purchases in Brazil. We also recorded $12.9 million in restructuring costs, consisting partly of $7.9 million in severance and voluntary termination benefits associated with the downsizing of our operations in Canada, the release of farm managers and workers employed in flue-cured tobacco growing projects that we exited in Zambia and Malawi, a workforce reduction in our operations in Malawi, a decision to close and consolidate a sales and logistics office in Europe, and other cost reduction initiatives at several smaller locations. In addition, restructuring costs included $5.0 million of curtailment losses associated with actions taken to terminate a small defined benefit pension plan and freeze another small plan. We also recorded a separate charge of $7.8 million to accrue an obligation established by Malawi court rulings that required employers there to provide severance benefits in addition to company-sponsored pension benefits in employee retirement or termination situations. Those rulings also expanded the qualified compensation on which the severance benefit was based. In addition to these costs, our results for the fiscal year included a gain of $6.5 million on the sale of surplus timberland in Brazil. On a combined basis, the net effect of these items increased income before noncontrolling interest and income taxes by $15.1 million, and increased income from continuing operations and net income by $10.3 million, or $0.32 per diluted share.

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

OVERVIEW

We are the leading global leaf tobacco supplier. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We hold a strategic position in the world leaf markets where we work closely with both our customers and farmers to ensure that we deliver a product that meets our customers' needs while promoting a strong supplier base. We continually adapt to meet changes in customer needs as well as broader changes in the leaf markets while continuing to provide the stability of supply and high level of service that distinguishes us in the marketplace. Over the last three fiscal years, we have contended with increased direct sourcing by some customers, oversupply in the leaf markets, and reduced processing volumes in the United States.

In fiscal year 2010, supply and demand for leaf tobacco was in balance with no significant amounts of uncommitted inventory in the hands of leaf suppliers and dealers. Large African burley crops that had threatened to create some excess were absorbed by the market. Although we began to see increased customer concern about costs, the higher cost of leaf was passed through in selling prices. One of our customers, Japan Tobacco, Inc., responded to higher crop costs and leaf supply concerns by announcing that they were preparing to source some of their leaf directly in the United States, Brazil, and Malawi.

In fiscal year 2011, we continued to see large burley crops while flue-cured production was reduced somewhat by a weather issue in Brazil. During the year, we began to see the signs of oversupply in lower margins and elevated supplier and dealer inventories. In addition, we assigned farmer contracts in Brazil to a subsidiary of Philip Morris International as part of their efforts to increase their direct sourcing capability there. In response to the customer efforts in direct sourcing and our need to reduce costs in an oversupplied market, we began a process of reviewing each of our operations with the purpose of rationalizing global operations to fit the new market conditions. That process gave rise to numerous cost-saving initiatives which continued into fiscal year 2012.

In fiscal year 2012, we had a slow start to the tobacco buying season, which is typical in a cycle of oversupply as both customers and farmers delayed action to evaluate market development. However, selling activity increased after prices declined at both the farm and the supplier and dealer levels. We experienced lower margins as a result of the oversupplied market conditions. In Brazil, we also saw the effect in our first quarter of reduced sales of leaf due to the assignment of some of our farmer contracts to a subsidiary of Philip Morris International during fiscal year 2011. Processing volumes in North America decreased due to processing contracts that expired in 2011. We continued to make progress on our restructuring programs in several regions, to further reduce operating cost structures where necessary. Earnings were negatively impacted by a charge related to the rejection of our European Commission fine appeal, although we are appealing that decision to a higher court.

We delivered sound results in fiscal year 2012 despite oversupply conditions that reduced green tobacco prices in many of the major markets and pressured margins. We operate with strong local management in our leaf origins and the knowledge of these management teams, coupled with our global coordination efforts, enabled us to execute well in the difficult environment. We successfully managed our risk of excess inventories and ended the year with lower uncommitted inventory levels than in fiscal year 2011. We also maintained our focus on fiscal conservatism and ended the period with a stronger balance sheet position, including an increase in cash of about $120 million.

As we move into fiscal year 2013, we are seeing crop sizes come down in most of the key sourcing areas for flue-cured and burley tobacco, and consequently, we expect that our overall sales volumes will decline. In the United States, crop levels should recover after last year's hurricane damage. However, we do not expect to benefit from the same level of sales of uncommitted inventories there, as those stocks have been depleted. These crop and inventory reductions reflect the cyclical nature of our business. With smaller crop sizes, global markets are beginning to strike a balance between supply and demand. Overall, green leaf prices have stabilized, and we are also seeing higher prices for certain types of tobacco such as quality flavor flue-cured and burley leaf, as well as oriental tobacco.

Our entire organization continues to focus on delivering a consistent, compliant product that is valued by our customers, especially in today's increasingly regulated world. We are committed to strengthening the integrity of the leaf tobacco supply chain, which includes measurable efforts to promote sustainable production. We believe our global reach, our strong regional management teams, and our long-term focus on being a global quality leaf service provider will continue to differentiate us from the other suppliers and dealers in the industry.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2012, Compared to the Fiscal Year Ended March 31, 2011

Net income for the fiscal year ended March 31, 2012, was $92.1 million, or $3.25 per diluted share, including the effect of the charge in the second fiscal quarter for the European Commission fine described below. That charge and other unusual items during the year amounted to a net pretax charge of $40.1 million ($1.42 per diluted share). Those results compare to fiscal year 2011 net income of $156.6 million, or $5.42 per diluted share, which included unusual items amounting to a net pretax benefit of $5.3 million ($0.12 per diluted share). Segment operating income for the year, which excludes those unusual items, was $223.5 million, down $34.4 million compared with the prior year as lower results in our North America and Other Tobacco Operations segments were partially offset by improved performance in our Other Regions segment. The fiscal year 2012 results reflected the full impact of the previous year's assignment of Brazilian farmer contracts to Philip Morris International, as well as the decline in processing volumes in the North America segment related to the expiration of customer contracts. Operating income in this period included $12 million in dividend income from unconsolidated subsidiaries. Revenues for fiscal year 2012 fell to $2.4 billion from $2.6 billion in the previous year, primarily due to lower leaf prices on slightly higher volumes.

The following table sets forth the unusual items included in reported results, none of which are included in segment results:

	Fiscal Year Ended March 31,
(in millions of dollars, except per share amounts)	2012	2011
(Charges) and gains
(Charge for) reversal of European Commission fines in Italy and Spain (1)	$(49.1)	$7.4
Restructuring and impairment costs, primarily in the United States, South America, and Europe (2)	(11.7)	(21.5)
Gain on fire loss insurance settlement in Europe (3)	9.6	—
Gain on sale of facility in Brazil (4)	11.1	—
Gain on assignment of farmer contracts and sale of related assets in Brazil (5)	—	19.4
Total effect on operating income	$(40.1)	$5.3
Total effect on net income	$(40.3)	$3.3
Total effect on diluted earnings per share	$(1.42)	$0.12

(1) Fiscal year 2012 - fines and accumulated interest related to the September 9, 2011 decision by the General Court of the European Union rejecting an Italian subsidiary's application to reinstate immunity related to infringements of European Union antitrust law in the Italian raw tobacco market.
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
(4) Sale of land and storage buildings in Brazil in November 2011.
(5) Assignment of farmer production contracts and related assets in Brazil in October 2010.

Flue-cured and Burley Leaf Tobacco Operations

For the fiscal year ended March 31, 2012, operating income for the flue-cured and burley leaf tobacco operations, which includes the North America and Other Regions segments, was about $211 million, an 8% decrease compared to the prior year's results of about $229 million. The decline reflected improved operating results for the year in the Other Regions segment, which were outweighed by reduced earnings in the North America segment. Revenues for the group were down about 3%, to $2.2 billion due to lower leaf prices, despite higher volumes for the year.

Operating income of $180.7 million for the Other Regions segment was up 6%, compared to $170 million for the prior year. In Africa, higher sales volumes in some origins, partly due to completion of more shipments prior to fiscal year-end, mitigated tighter margins and lower third-party processing income. Earnings also benefited from the reversal of statutory severance obligations there. Earnings in the South America region were down, although the effect of reduced sales volumes related to last year's assignment of farmer contracts was moderated significantly by increased sales to new and existing customers, as well as lower costs from restructuring activities and a smaller farmer base in Brazil. In Europe, results improved on higher shipments and an insurance recovery, while Asia experienced declines in the period, primarily due to reduced trading volumes and inventory adjustments. Selling, general, and administrative expenses for the segment were flat for the year, and cost of goods sold declined about 4% due mostly to reduced green leaf prices and the effect of increased toll processing in Brazil. In addition, results for the Other Regions segment included $12 million in dividend income from unconsolidated subsidiaries. Revenues for the segment of $1.9 billion were relatively flat as higher overall volumes combined with lower prices in most regions and a less favorable mix.

Operating income for the North America segment declined by $29.2 million to $30.0 million for fiscal year 2012, as results included the full impact of lower toll processing volumes there. The lower processing volumes were partly mitigated by reduced overhead costs, including savings from restructuring initiatives. Results for both fiscal years 2012 and 2011 also reflected sales of uncommitted leaf inventories. Revenues for the segment were down 8% to $314.2 million.

Other Tobacco Operations

In the Other Tobacco Operations segment, operating income for fiscal year 2012 declined by $15.8 million to $12.8 million, due primarily to lower volumes and margins in the dark tobacco operations as a result of a decline in global market sales. The oriental joint venture also experienced lower overall sales volumes and margins for the year, partially mitigated by reduced overhead costs and the benefit from business realignment charges taken in the prior year. Revenues for this segment for fiscal year 2012 decreased by $47.5 million, to $239.2 million. The majority of this change was due to the transfer of Special Services business to the Other Regions segment and lower dark tobacco volumes.

Other Items

Cost of goods sold decreased by about 4% to $2.0 billion for the year ended March 31, 2012, primarily as a result of reduced green leaf prices in most origins, offset somewhat by higher volumes. Selling, general, and administrative costs fell by $7.4 million for the year. The decline included a favorable comparison on costs related to a smaller farmer base in South America and a positive variance from the reversal of non-income tax provisions due to a favorable tax ruling in South America, partially offset by unfavorable variances on currency remeasurement primarily in South America and Asia.

Interest expense was down 1% to $22.8 million for the year ended March 31, 2012, primarily reflecting lower average borrowing levels. Interest income for fiscal year 2012 was about $1.4 million lower, due to the previous year's recognition of interest income on the return of funds that had been escrowed to bond the appeal of the European Commission fine in Spain.

The consolidated effective income tax rate on pretax earnings was approximately 38% for the fiscal year ended March 31, 2012. The rate was higher than the 35% U.S. statutory tax rate because we did not record an income tax benefit on the non-deductible fine portion of the charge for the European Commission fine and interest in Italy. Without that item, the effective income tax rate for the year would have been approximately 29%. That rate was lower than the U.S. statutory rate primarily due to the effect of exchange rate movements on deferred taxes and recognition of benefits on prior year operating losses of certain foreign subsidiaries, and to recoveries of state income taxes. The effective income tax rate for the year ended March 31, 2011 was approximately 32%. The effective rate for 2011 was less than the statutory rate due to the reversal of previously recorded liabilities for uncertain tax positions and recognition of benefits on prior year operating losses of certain foreign subsidiaries.

In September 2011, we announced that the General Court of the European Union issued a decision rejecting the appeal of Deltafina, S.p.A, our Italian subsidiary. That appeal related to the European Commission's revocation of Deltafina's immunity from a fine of €30 million (about $41 million on September 9, 2011) assessed against Deltafina and Universal jointly for actions in connection with Deltafina's purchase and processing of tobacco in the Italian raw tobacco market between 1995 and 2002. Deltafina has appealed the decision of the General Court to the European Court of Justice. The appeal process could take up to two years. Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision.

In November 2011, we sold land and storage buildings in Brazil in exchange for other property and $9.4 million in cash. The transaction resulted in a gain of $11.1 million, which is reported in other income in the consolidated statements of income.

Fiscal Year Ended March 31, 2011, Compared to the Fiscal Year Ended March 31, 2010

For the fiscal year ended March 31, 2011, diluted earnings per share were $5.42, down about 5% from record earnings of $5.68 per diluted share for the fiscal year ended March 31, 2010. Net income attributable to Universal Corporation for fiscal year 2011 was $156.6 million, a decrease of 7% compared to $168.4 million for fiscal year 2010, primarily due to lower results in our South American operations and Oriental tobacco joint venture. Revenues for fiscal year 2011 were $2.6 billion, a 3% increase compared to fiscal year 2010, reflecting higher selling prices on lower volumes shipped during the period. The price increases were generally related to higher green leaf costs and the effects of a weak U.S. dollar.

Results for fiscal year 2011 also included the effects of several non-recurring items, which provided a net pretax benefit of $5.3 million, or about $0.12 per diluted share. During the quarter ended December 31, 2010, we recorded a net gain of $19.4 million before taxes, or $0.44 per diluted share, to recognize the assignment of tobacco production contracts with approximately 8,100 farmers in Brazil, along with the sale of related assets, to a subsidiary of Philip Morris International. In addition, the quarter ended September 30, 2010, included a benefit of $7.4 million before taxes, or $0.17 per diluted share, for the reversal of a portion of a previously recorded European Commission fine after a favorable court ruling. These gains were largely offset by the effects of combined restructuring and impairment charges associated with our initiatives to adjust various operations and reduce costs, including a significant portion related to the closure of our Simcoe operations in Canada. Most of the restructuring costs represented accruals for employee termination benefits at operating locations in North America, South America, Africa, and Europe and at corporate headquarters. Total restructuring and impairment costs for the fiscal year ended March 31, 2011, were $21.5 million, or $0.49 per diluted share, of which about $5.6 million were noncash charges.

Flue-cured and Burley Leaf Tobacco Operations

For the fiscal year ended March 31, 2011, operating income for the flue-cured and burley tobacco operations was about $229.3 million, a 4% decrease compared to fiscal year 2010’s record $239.5 million results. The decrease was caused primarily by reduced volumes and margins in some operations within the Other Regions segment. Revenues for the group were relatively flat as reduced volumes for fiscal year 2011 in South America, Europe, and North America were balanced by higher volumes in Africa and Asia.

Operating income of $170.0 million for the Other Regions segment was down about 7% compared to fiscal year 2010. Earnings in Africa increased over fiscal year 2010 on higher sales volumes as well as additional third-party processing. The region also benefited from net gains on foreign currency remeasurement and exchange compared to net losses in fiscal year 2010. Asia results were improved for fiscal year 2011 as well, primarily due to higher volumes from larger crops in the Philippines and better margins related to lower unit costs on those volumes. South America results were down significantly, affected by lower volumes sold from both Brazil and Argentina. A smaller Brazilian crop due to weather conditions, significantly lower customer demand for Argentine leaf, and the effects of customer inventory corrections all reduced volumes. Margins also declined on higher unit production costs and higher green leaf prices. Earnings in Europe were also down for fiscal year 2011 on lower volumes and margins, lower exchange gains, and the translation effects of a stronger dollar against the Euro and other European currencies. Overall results for this segment benefited from lower selling, general, and administrative expenses caused by the previously mentioned currency gains as well as lower overhead expenses, in part related to FCPA and employment costs in fiscal year 2010. Although overall volumes for the Other Regions segment were down, cost of sales increased on higher leaf costs, in part due to the weaker dollar. Overall segment revenues were up as those higher costs of leaf were reflected in selling prices.

The North America segment reported improved operating income of $59.3 million as lower U.S. volumes from the fiscal year 2011 crop were offset by sales of carryover crops, additional third-party processing business in the United States, and lower overhead charges. Revenues for the segment were down by about 5% on reduced sales volumes despite improved product mix. Cost of sales for this segment was lower on overall lower volumes sold, while selling, general and administrative costs benefited from overhead reductions.

Other Tobacco Operations

In the Other Tobacco Operations segment, operating income for fiscal year 2011 declined by 28% to about $29 million, due primarily to significantly lower results from the oriental tobacco joint venture on reduced sales volumes on customer inventory adjustments as well as lower margins and smaller currency remeasurement gains. Dark tobacco results were flat compared with fiscal year 2010 as the effects of increased volumes and reductions in domestic overhead costs were reduced by lower earnings resulting from the weather-damaged Indonesian crop. Revenues for this segment increased by 20% to $287 million, primarily related to higher sales in the just-in-time services group, increased dark tobacco shipments after a soft beginning to fiscal year 2010, and higher imports of oriental tobacco into the United States. Those higher volumes also caused an increase in cost of sales while selling general and administrative costs were flat.

Other Items

Cost of goods sold increased by nearly 6% due to the influence on leaf prices of a weaker U.S. dollar and higher farm input costs, as well as a lower proportion of stem in the sales mix. Selling, general, and administrative expenses decreased by $26 million, or 9%, compared to fiscal year 2010. Predominant factors in the reduced expense for fiscal year 2011 included an $11 million comparative benefit from net currency remeasurement and exchange gains in fiscal year 2011 compared with net losses in fiscal year 2010, accruals in fiscal year 2010 for costs associated with the Foreign Corrupt Practices Act (“FCPA”) matter, and lower compensation expense.

Interest expense for fiscal year 2011 decreased by $1.2 million as the impact of higher average debt balances was outweighed by lower average effective interest rates. Interest income increased by $1.5 million compared to fiscal year 2010 primarily due to the recognition of interest income on the return of funds escrowed to bond the appeal of the European Commission fine.

The consolidated effective income tax rate for the fiscal year ended March 31, 2011, was approximately 32% versus nearly 34% for fiscal year 2010. In both cases, the full year rate was lower than the 35% U.S. federal statutory rate due to the recognition of foreign tax credits and to the reversal of previously recorded liabilities for uncertain tax positions based on favorable resolution or expiration of statutes of limitations for the related tax years.

Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08, “Testing for Goodwill Impairment” (“ASU 2011-08”). The objective of ASU 2011-08 is to simplify the process of testing for goodwill impairment by permitting companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Companies will only be required to calculate the fair value of a reporting unit if the qualitative evaluation indicates that it is more likely than not that the fair value is less than the carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with earlier adoption permitted. We are currently evaluating the new guidance but we do not expect it to have a significant effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the fiscal year ended March 31, 2012, our operations generated positive operating cash flows. Seasonal working capital requirements were lower during the year as prices for green tobacco were lower in most areas, and in some areas we purchased less leaf. We had more than sufficient liquidity to meet our needs. We also continued our conservative financial policies, maintained our discipline on using our free cash flow, ended the fiscal year with lower uncommitted tobacco inventory levels, and reduced our leverage ratios while returning funds to shareholders.

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

We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal borrowing requirements typically increase from March to September by as much as $300 million. That funding requirement is primarily related to our Other Regions segment and includes purchasing crops in South America and Africa. The amount can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and shipment and customer payment timing differences. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we have $16 million of long-term debt maturing in fiscal year 2013, and we expect to provide around $17 million in funding to our pension plans. Available capital resources from our cash balances, a committed credit facility, and uncommitted credit lines exceed those anticipated needs. After balancing our capital structure, any excess cash flow from operations after dividends and capital expenditures will be available to fund expansion, purchase our stock, or otherwise enhance shareholder value.

Cash Flow

Our operations provided about $200 million in operating cash flows in fiscal year 2012, and we received $18 million in proceeds from the sale of fixed assets, including the sale of our Canadian facilities and land and storage buildings in Brazil. We also received $10 million from an insurance settlement related to a fire. Using those funds, we spent $38 million on capital projects, returned $60 million to shareholders in the form of dividends, reduced our total debt by $14 million, and spent $4 million on repurchases of our common stock. At March 31, 2012, cash balances totaled $262 million.

Working Capital

Working capital at March 31, 2012, was nearly $1.3 billion, up $232 million over last year's level. Cash and cash equivalents increased by over $120 million and notes payable and the current portion of long-term obligations together declined by about $100 million. That decline in debt was offset by the issuance of a $100 million term loan. Accounts receivable balances were $55 million higher, largely due to higher shipments in some regions near the end of the year. Accounts payable decreased by $25 million in large part due to decreased tobacco purchases in South America.

Tobacco inventories at March 31, 2012, were down $60 million. Inventories were lower due to reduced purchases from the hurricane damaged crop and sales of uncommitted inventories in North America, and the effects of a change in supply arrangements in Europe. We usually finance inventory with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are obligated to buy their entire crop. Our uncommitted tobacco inventories decreased by approximately $28 million to $143 million, or about 21% of tobacco inventory. Uncommitted inventories at March 31, 2011, were $171 million, which represented 23% of tobacco inventory.

Share Repurchase Activity

In November 2009, our Board of Directors approved a $150 million share repurchase program that was replaced in November 2011. The purchases under the 2009 program were carried out from time to time on the open market at prevailing market rates. During fiscal year 2012, we purchased 80,191 shares of common stock at an aggregate cost of $3.5 million (average price per share of $43.49), based on trading dates, which brought our total purchases under the program to 1,589,701 shares at an aggregate cost of $70 million (average price per share of $44.02). On November 8, 2011, we announced that our Board of Directors had approved a new authorization for the purchase of up to $100 million of equity securities through November 8, 2013. Purchases under the program may be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements. As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability. At March 31, 2012, our available authorization under our current share repurchase program was $100 million, and approximately 23.3 million common shares were outstanding.

Capital Spending

Our capital expenditures are generally limited to those that add value for the customer, replace or maintain equipment, increase efficiency, or position us for future growth. Our capital expenditures were approximately $38 million in fiscal year 2012, $39 million in fiscal year 2011, and $58 million in fiscal year 2010. Depreciation expense was approximately $42 million, $44 million, and $41 million, respectively, in each of fiscal years 2012, 2011, and 2010. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we may undertake projects that increase spending beyond those limits. We currently have no major capital expenditures planned in fiscal year 2013.

Outstanding Debt and Other Financing Arrangements

We consider the sum of notes payable and overdrafts, long-term debt (including current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our total capitalization. Net debt decreased by $140 million to $292 million during the twelve months ended March 31, 2012. The decrease primarily reflects higher cash balances and lower notes payable. Net debt as a percentage of capitalization was approximately 19% at March 31, 2012, down from 26% at March 31, 2011, and it was lower than our target range of 35% to 45% of total capitalization.

In November 2011, we entered into a new bank credit agreement that established a five-year committed revolving credit facility of $450 million and a funded five-year amortizing term loan facility of $100 million. The new revolving credit facility replaced a $400 million revolving credit facility that would have matured in August 2012. The new term loan facility replaced a $95 million medium-term note that matured in September 2011, and was funded under the previous revolving credit facility. Both new facilities mature in November 2016. We paid approximately $3.5 million in fees and related costs in connection with the new facilities, and those costs will be amortized over the term of the agreement. The financial covenants under the new facilities are similar to those of the previous facility and require that we maintain a minimum level of tangible net worth and observe limits on debt levels. As of March 31, 2012, we were in compliance with all covenants of our debt agreements.

As of March 31, 2012, we, together with our consolidated affiliates, had approximately $513 million in uncommitted lines of credit, of which approximately $385 million were unused and available to support seasonal working capital needs. We also have an active, undenominated universal shelf registration filed with the SEC in November 2011, which provides for future issuance of additional debt or equity securities.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. During fiscal year 2012, interest rate swap agreements in the notional amount of $50 million expired at the maturity of the underlying debt, and other outstanding contracts, in the total notional amount of $195 million, were settled prior to maturity at an aggregate gain of approximately $13 million. That gain is being amortized as a reduction in interest expense over the remaining terms of the underlying debt instruments, which mature in fiscal years 2014 and 2015.

In November 2011, we entered into interest rate swaps to eliminate the variability of cash flows in the interest payments on our $100 million variable-rate amortizing term loan, the sole source of which is changes in the LIBOR interest rate. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows attributable to fluctuations in the LIBOR interest rates on the debt. We will receive variable LIBOR and pay fixed rate interest. The swaps are accounted for as cash flow hedges. The aggregate notional amount of the interest rate swaps will be reduced over a five-year period as payments are made on the term loan. At March 31, 2012, the fair value of our outstanding interest rate swap agreements was a liability of $1.1 million, and the notional amount of the interest rate swaps outstanding was $99 million.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2012, the fair value of our open contracts was not material. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was not material at March 31, 2011. For additional information, see Note 9 to the consolidated financial statements in Item 8.

Pension Funding

Funds supporting our ERISA-regulated U.S. defined benefit pension plans decreased by $1 million to $177 million, as benefit payments exceeded contributions and asset returns by a small amount. The accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were approximately $218 million and $238 million, respectively, as of March 31, 2012. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 11 to the consolidated financial statements in Item 8. We expect to make contributions of about $17 million to our pension plans, including $7 million to our ERISA-regulated plans, during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.

Contractual Obligations

Our contractual obligations as of March 31, 2012, were as follows:

(in thousands of dollars)	Total	2013	2014-2015	2016-2017	After 2017
Notes payable and long-term debt (1)	$582,218	$166,165	$348,842	$67,211	$—
Operating lease obligations	43,576	15,851	13,351	8,229	6,145
Inventory purchase obligations:
Tobacco	613,919	597,731	16,188	—	—
Agricultural materials	45,483	45,483	—	—	—
Other purchase obligations	12,928	12,892	36	—	—
Total	$1,298,124	$838,122	$378,417	$75,440	$6,145

(1)
Includes interest payments. Interest payments on $128.0 million of variable rate debt were estimated based on rates as of March 31, 2012. The Company has entered interest rate swaps that effectively convert the interest payments on the $98.8 million outstanding balance of its amortizing bank term loan from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. About 60% of our crop year contracts to purchase tobacco are with farmers in Brazil. We have partially funded our tobacco purchases in Brazil and in other regions with advances to farmers and other suppliers, which totaled approximately $135 million at March 31, 2012. In addition, we have guaranteed bank loans to farmers in Brazil that relate to a portion of our tobacco purchase obligations there. At March 31, 2012, we were contingently liable under those guarantees for outstanding balances of approximately $26 million (including accrued interest), and we had recorded a liability of approximately $6 million for the fair value of those guarantees. As tobacco is purchased and the related bank loans are repaid, our contingent liability is reduced.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements in accordance with GAAP, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. However, changes in the assumptions used could result in a material adjustment to the financial statements. Our critical accounting estimates and assumptions are in the following areas:

Inventories

Inventories of tobacco are valued at the lower of cost or market with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in market value based upon assumptions related to future demand and market conditions if the indicated market value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2012, 2011, and 2010 were $8.3 million, $8.5 million, and $1.3 million, respectively.

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

Recoverable Value-Added Tax Credits

In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2012, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $82 million, and the related valuation allowance totaled approximately $25 million.

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

Fair Value Measurements

We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers in Brazil. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of money market funds and trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). The fair value of the guarantees of bank loans to tobacco growers, which was approximately $6 million at March 31, 2012, is derived using an internally-developed discounted cash flow model. The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate. Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy. At March 31, 2012, a 1% increase in the expected loss percentage for all guaranteed farmer loans would not have had a material effect on the fair value of the guarantee obligation. In addition, a 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation. We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2012.

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

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in the financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are related to timing issues, such as differences in depreciation methods. Timing differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or income taxes related to expenses that have not yet been recognized in the financial statements, but have been deducted in our tax return. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit in our financial statements. We record valuation allowances for deferred tax assets when the amount of estimated future taxable income is not likely to support the use of the deduction or credit. Determining the amount of such valuation allowances requires significant management judgment, including estimates of future taxable income in multiple tax jurisdictions where we operate. Based on our periodic earnings forecasts, we project the upcoming year’s taxable income to help us evaluate our ability to realize deferred tax assets.

At the beginning of fiscal year 2010, we had approximately $52 million of undistributed earnings of foreign subsidiaries on which no provision for U.S. income taxes had been recorded because those earnings were designated as permanently reinvested. Effective March 31, 2010, we changed the classification of those earnings to reflect a change in our intent to repatriate the earnings consistent with appropriate tax planning and good business practice in the respective foreign countries. As a result of this change, approximately $3.5 million of additional income tax expense was recognized in fiscal year 2010 to record the applicable U.S. tax liability. We no longer have any undistributed earnings of consolidated foreign subsidiaries that are classified as permanently reinvested.

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

Pension and Other Postretirement Benefit Plans

The measurement of our pension and postretirement obligations and costs are dependent on a variety of assumptions determined by management and used by our actuaries. These assumptions include estimating the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions we have made may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets. The significant assumptions used in the calculation of pension and postretirement obligations are:

•	Discount rate – The discount rate is based on investment yields on a hypothetical portfolio of actual long-term corporate bonds rated AA that align with the cash flows for our benefit obligations.

•	Salary scale – The salary scale assumption is based on our long-term actual experience for salary increases, the near-term outlook, and expected inflation.

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

The effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2012 Projected Benefit Obligation Increase (Decrease)	Effect on 2013 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(31,759)	$(3,307)
1% decrease	38,667	3,869
Salary Scale:
1% increase	6,572	1,602
1% decrease	(6,218)	(1,504)
Long-Term Rate of Return on Assets:
1% increase	—	(1,873)
1% decrease	—	1,872

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(4,461)	(514)
1% decrease	5,328	(207)
Healthcare Cost Trend Rate:
1% increase	1,777	93
1% decrease	(1,617)	(80)

See Note 11 to the consolidated financial statements in Item 8 for additional information on pension and postretirement benefit plans.

Other Estimates and Assumptions

Other management estimates and assumptions are routinely required in preparing our financial statements, including the determination of valuation allowances on accounts receivable and advances to suppliers, as well as the determination of the fair value of long-lived assets. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on management’s best judgment.

OTHER INFORMATION REGARDING TRENDS
AND MANAGEMENT’S ACTIONS

Our financial performance depends on our ability to obtain an appropriate price for our products and services, to secure the tobacco volumes and quality desired by our customers, and to maintain efficient, competitive operations. We continually monitor issues and opportunities that may impact the supply of and demand for leaf tobacco, and the volumes of leaf tobacco that we handle.

Supply

Oversupply, evidenced by larger crops, lower green tobacco prices and margin pressures from customers, affected our results in fiscal year 2012. As we begin our fiscal year 2013, we are seeing crop sizes come down in most of the key sourcing areas for flue-cured and burley tobacco, including Brazil, Tanzania, and Malawi. In the United States, crop levels should recover after the hurricane there in fiscal year 2012. With lower crop sizes, global markets are beginning to strike a balance between supply and demand for leaf tobacco. Overall, green leaf prices have stabilized, and we are also seeing higher prices for certain types of tobacco, such as quality flavor flue-cured and burley leaf, as well as oriental tobacco.
Periodic cycles of under- and oversupply of leaf are not unusual in our business, and we have successfully navigated oversupplied markets throughout our history. Although each one has unique features, the process is generally the same -- crop sizes are lowered to permit supply to match demand. We are beginning to see this reduction as we enter fiscal year 2013. We have done a good job managing our unsold inventories, and current levels are lower than last year's levels.
Production

Worldwide flue-cured tobacco production in fiscal year 2012 remained flat at 4.5 billion kilos. The total includes China, an extremely large market that is primarily domestic. Because very little of that tobacco is available outside of that country to trade, we generally exclude Chinese crops when we consider worldwide production. On that basis, worldwide flue-cured tobacco production in fiscal year 2012 increased by about 3%, to 2.1 billion kilos. Burley crops increased by about 4% in fiscal year 2012. We estimate that at March 31, 2012, industry uncommitted flue-cured and burley inventories totaled about 85 million kilos, a decrease of about 26% from March 31, 2011 levels, signaling the easing of oversupply conditions. Uncommitted inventories in the hands of suppliers and dealers remain reasonable.

We believe flue-cured production (excluding China) will decrease by about 6%, to about 2.0 billion kilos in fiscal year 2013. Most of the decrease will occur in Brazil. Burley production is forecast to decrease by about 20%, with most of this decrease coming from Malawi. Oriental tobacco has moved into undersupply, and we believe that it will take up to two years for production levels to increase sufficiently to meet demand.

Pricing

Factors that affect green tobacco prices include global supply and demand, market conditions, production costs, and competition from other crops. We work with farmers to maintain tobacco production and to secure product at price levels that are attractive to both the farmers and our customers. Tobacco competes with agricultural commodity products for farmer production. As prices for soybeans, wheat, rice, and seed oils rise, green tobacco prices may have to rise to maintain tobacco production levels. This factor could provide momentum to efforts of the WHO to shift farmer production away from leaf tobacco to other crops. After reductions through early 2009, commodity prices and crop production costs have risen dramatically. Any current increase in farm input costs would affect crops sold in fiscal year 2014. In the past, market shortages have also led to green tobacco price increases.
Evolving European Market

We have seen some decrease in production of tobacco in some origins within the European Union (E.U.) as the staged reduction in the subsidy system there has taken effect. Although various countries have offered replacement schemes, those programs cover less of the high farm production cost, mostly connected with labor costs. So farm prices have risen to compensate for those costs, making it more difficult for E.U. tobacco to compete in the world market. We believe that the possibility for sustainable tobacco production in the E.U. exists due to the current efforts to streamline the cost structure at all levels (from farms to factories to services) and the importance of European leaf to some manufacturers. Within the general discussion on the future of the E.U. Common Agricultural Policy, it looks probable that a major driving factor will be the support of employment in the rural areas, creating a framework in which farmers producing tobacco could reasonably be considered eligible for adequate support. We believe that if farmer commercial income does not increase, as the level of support available to farmers decreases, the volume of tobacco produced in Europe will decline over time.

Demand

We expect that ongoing demand for leaf tobacco will be flat primarily due to the flattening trend in world cigarette consumption. However, demand is affected by many factors, including regulation and product taxation. On a year-to-year basis, we are susceptible to fluctuations in leaf supply due to crop size and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. We believe that some manufacturers may have purchased tobacco in excess of their normal requirements in fiscal year 2012, allowing the market to absorb the higher leaf volumes produced in the strong South American and African crops. We also believe smaller crops in fiscal year 2013 will bring markets closer into balance.
Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are the major ingredients in American-blend cigarettes. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of 2.2% for the ten years that ended in 2011. Over the past ten years, industry data also shows that total world consumption of cigarettes grew at the compound annual rate of 0.6%, including annual growth of about 3.9% in China, which experienced higher increases during the second half of the period. Outside China, consumption fell by 1.1% during the ten-year period. These patterns indicate a shift in demand, reducing the need for burley and oriental tobaccos that are used in addition to flue-cured tobacco in American-blend cigarettes and increasing the need for flue-cured tobacco that is used in English-blend cigarettes, which are predominant in China. In addition, to the extent that domestic leaf production in China does not meet increasing quality expectations for Chinese cigarette brands, those styles of tobacco could be sourced from other origins.

In 2011, total cigar consumption in the United States increased by almost 4% to approximately 14 billion units. Most of the consumption was in the large cigars category. Premium cigar consumption in the United States increased by about 8%, to approximately 278 million units.  Cigar consumption within the main E.U. markets remained stable at about 6 billion units.  Within the smokeless segment of the dark tobacco business, 2011 U.S. consumption of loose-leaf chewing tobacco declined by about 10%, while the consumption of moist snuff products grew by about 4%.  We believe that supplies of dark air-cured filler tobaccos worldwide are generally in line with demand.  Wrapper tobacco, particularly bright wrapper tobacco, continues to be in very tight supply due to low inventory levels following a 2010 weather-related crop disaster in Indonesia, the largest producer of that type of leaf. In addition, a new product category in Europe, the ECO-Cigarillo, is gaining market share, and we believe that this product will increase demand for low and medium grade wrapper tobacco.

Regulation

Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on the percentage of the population using tobacco products, particularly in the United States and Western Europe. Also, a number of foreign governments have taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated under the auspices of the WHO and offers guidelines. Countries which are parties to the FCTC may choose the level of implementation of the guidelines which is most suitable with their approach to tobacco control. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption and shifts to modified risk tobacco products brought about by existing or future governmental laws and regulations would reduce demand for our products and services and could have a material adverse effect on our results of operations. Given recent consumption growth in Asia and worldwide population increases, it seems unlikely that world consumption of tobacco products will decrease sharply in the next few years.
In addition, certain recommendations by the WHO, through the FCTC, may cause shifts in customer usage of certain types and styles of tobacco. As seen in countries like Canada and Brazil, efforts have been taken to eliminate from the manufacturing process additives that enhance flavor and aroma of tobacco products. Such decisions could cause a change in requirements for certain tobaccos in particular countries. Shifts in customer demand from one type of tobacco to another could create sourcing issues as requirements move from one origin to another. Furthermore, instruction at the farm level may be required to produce the changing styles of tobacco needed by tobacco product manufacturers. Given our established and well-developed programs at the farm level worldwide, we are particularly well positioned to meet manufacturer requirements.

In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (“the Act”). This legislation authorizes the FDA to regulate the manufacturing and marketing of tobacco products. To date, the FDA has banned flavored cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, established new smokeless tobacco warnings, and issued new cigarette health warnings. In addition, the FDA established the Center for Tobacco Products (“CTP”). To date, the CTP has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States, with most recent announcements focused on harmful and potentially harmful constituents present in tobacco smoke. Regulations impacting our customer base that change the requirements for leaf tobacco will inherently impact our business. As discussed, we have established programs that begin at the farm level to assist our customers with raw material information to support leaf traceability and customer testing requirements. Additionally, given our global presence, we also have the ability to source different types and styles of tobacco for our customers should their needs change due to regulation of ingredients.

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

Industry Consolidation

An important trend in the tobacco industry has been consolidation among manufacturers of tobacco products. A recent example is the acquisition of Fortune Tobacco Corporation by an affiliate of Philip Morris International in 2010. This activity is expected to continue, particularly as further privatization of state monopolies occurs, providing opportunities for acquisitions by international manufacturers, and as multinational manufacturers expand their product and brand offerings by acquisition. Consolidation has increased the size of many of these multinational manufacturers and has increased the quantities of leaf tobacco that each one requires. This concentration trend could provide additional opportunities for us and also increase the importance of each individual customer to our results. It has also created an environment where security of supply is of increasing importance. A key success factor for leaf suppliers is the ability to provide customers with the quality of leaf and the level of service they desire on a global basis at competitive prices, consistent with stability of supply. In addition, the international leaf merchants have larger historical market shares with some customers than with others, which can have a disproportionate effect on our volumes.

Industry Evolution

Customer efforts to procure leaf directly from farmers has changed parts of our business. Japan Tobacco and Philip Morris International took steps to procure more of their leaf needs directly from farmers in fiscal years 2011 and 2012, respectively. We believe that the manufacturers took these actions for several reasons, including the desire to enhance internal expertise in leaf procurement, actively manage the leaf supply chain in an increasingly regulated environment, ensure supply, and work more directly with tobacco growers.
Direct leaf procurement by manufacturers has been a factor in our business for many years. Our challenge continues to be to adapt our way of doing business to meet customer needs, and we have been working with some of our customers to examine our arrangements in certain markets. Some customers may purchase green tobacco from us or from farmers in markets they deem to be strategic, and contract with us through long-term agreements for individual services, such as agronomy, logistics, and processing. Most of our customers do not utilize the entire run of the crop, and so these new arrangements are likely to be supplemented by traditional purchases of processed leaf tobacco from us or other supplier and dealers.
We believe that these customer efforts are likely to strengthen our relationships over the long term. As the leading global leaf tobacco merchant and processor, we add significant value to the system, providing expertise in dealing with large numbers of farmers, providing a clearinghouse for various qualities of leaf produced in each crop, and delivering products that meet stringent customer quality specifications. We also help stabilize the tobacco markets and influence the crop at the farm level. Our key objective is to continually adapt our business model to meet our customers' evolving needs while continuing to provide stability of supply and the quality that distinguishes our products and services.
Sustainability
Sustainability has long been a focus for our company. We sponsor numerous efforts to enhance the integrity of the supply chain, including farmer programs in good agricultural practices, the reduction of non-tobacco related materials, product traceability, environmental sustainability, and social responsibility. Many of our customers have also adopted sustainability programs. As customers continue to develop their own sustainability programs and look at these efforts throughout the supply chain, we believe that customers may favor suppliers with demonstrable sustainability programs.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of March 31, 2012, tobacco inventory of $682 million included $539 million in inventory that was committed for sale to customers and $143 million that was not committed. Committed inventory, after deducting about $17 million in customer deposits, represents our potential net exposure of about $523 million. We normally maintain a portion of our debt at variable interest rates in order to mitigate such interest rate risk related to carrying fixed-rate debt. At March 31, 2012, we had large cash balances that we plan to use to fund seasonal purchases of tobacco, and thus, debt carried at variable interest rates, at $128 million, was at a cyclical low point. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects our average committed inventory levels over time.

In addition, changes in interest rates affect the calculation of liabilities of our pension plan. As rates increase, the liability for present value of amounts expected to be paid under the plans decreases. Rate changes also affect expense. As of the March 31, 2012 measurement date, a 1% increase in the discount rate would have reduced the projected benefit obligation (“PBO”) for pensions by $32 million and decreased annual pension expense by $3 million. Conversely, a 1% decrease in the discount rate would have increased the PBO by $39 million and increased annual pension expense by $4 million.

Currency

The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $2.3 million in net remeasurement losses in fiscal year 2012, compared to $4.4 million in net remeasurement gains in fiscal year 2011, and $9.3 million in net remeasurement losses in fiscal year 2010. We recognized $4.2 million in net foreign currency transaction gains in fiscal year 2012, compared to net transaction gains of $1.7 million in fiscal year 2011, and net transaction gains of $4.0 million in fiscal year 2010. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we have entered some forward contracts to hedge balance sheet exposures. See Note 9 to the consolidated financial statements in Item 8 for additional information about our hedging activities.

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

We do not utilize derivatives for speculative purposes, and we do not enter into market risk-sensitive instruments for trading purposes. Derivatives are transaction specific so that a specific debt instrument, forecast purchase, contract, or invoice determines the amount, maturity, and other specifics of the hedge. We routinely review counterparty risk as part of our derivative program.

Item 8.   Financial Statements and Supplementary Data

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except per share data)	2012	2011	2010
Sales and other operating revenues	$2,446,877	$2,571,527	$2,491,738

Costs and expenses
Cost of goods sold	1,974,885	2,063,194	1,949,473
Selling, general and administrative expenses	251,639	259,042	285,056
Other income	(20,703)	(19,368)	—
Restructuring and impairment costs	11,661	21,504	—
Charge for (reversal of) European Commission fines in Italy & Spain	49,091	(7,445)	—

Operating income	180,304	254,600	257,209
Equity in pretax earnings of unconsolidated affiliates	3,195	8,634	22,376
Interest income	1,314	2,723	1,253
Interest expense	22,835	23,058	24,210

Income before income taxes	161,978	242,899	256,628
Income taxes	61,159	78,349	86,283

Net income	100,819	164,550	170,345
Less: net income attributable to noncontrolling interests in subsidiaries	8,762	7,985	1,948
Net income attributable to Universal Corporation	92,057	156,565	168,397

Dividends on Universal Corporation convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)

Earnings available to Universal Corporation common shareholders	$77,207	$141,715	$153,547

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$3.32	$5.94	$6.21
Diluted	$3.25	$5.42	$5.68

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2012	2011	2010
Net income	$100,819	$164,550	$170,345
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(8,158)	7,297	4,701
Foreign currency hedge adjustment, net of income taxes	(3,424)	2,961	13,386
Interest rate hedge adjustment, net of income taxes	(727)	—	—
Pension and other postretirement benefit plan adjustments, net of income taxes	(23,195)	(2,258)	(6,017)
Total other comprehensive income (loss), net of income taxes	(35,504)	8,000	12,070
Total comprehensive income	65,315	172,550	182,415
Less: comprehensive income attributable to noncontrolling interests	(8,843)	(8,094)	(2,138)
Comprehensive income attributable to Universal Corporation	$56,472	$164,456	$180,277

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$261,699	$141,007
Accounts receivable, net	390,790	335,575
Advances to suppliers, net	135,317	160,616
Accounts receivable—unconsolidated affiliates	7,370	10,433
Inventories—at lower of cost or market:
Tobacco	682,095	742,422
Other	53,197	48,647
Prepaid income taxes	20,819	18,661
Deferred income taxes	51,025	47,009
Other current assets	88,317	73,864
Total current assets	1,690,629	1,578,234

Property, plant and equipment
Land	17,087	14,851
Buildings	228,982	257,380
Machinery and equipment	537,031	555,316
	783,100	827,547
Less accumulated depreciation	(479,908)	(510,844)
	303,192	316,703
Other assets
Goodwill and other intangibles	99,266	99,546
Investments in unconsolidated affiliates	93,312	115,478
Deferred income taxes	23,634	18,177
Other noncurrent assets	56,886	99,729
	273,098	332,930

Total assets	$2,266,919	$2,227,867

UNIVERSAL CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$128,016	$149,291
Accounts payable and accrued expenses	187,790	213,014
Accounts payable—unconsolidated affiliates	295	4,154
Customer advances and deposits	16,832	8,426
Accrued compensation	30,659	30,201
Income taxes payable	12,866	12,265
Current portion of long-term obligations	16,250	95,000
Total current liabilities	392,708	512,351

Long-term obligations	392,500	320,193
Pensions and other postretirement benefits	140,529	102,858
Other long-term liabilities	90,609	50,213
Deferred income taxes	44,583	42,847
Total liabilities	1,060,929	1,028,462

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,999 shares issued and outstanding (219,999 at March 31, 2011)	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,257,175 shares issued and outstanding (23,240,503 at March 31, 2011)	196,135	191,608
Retained earnings	854,654	825,751
Accumulated other comprehensive loss	(80,361)	(44,776)
Total Universal Corporation shareholders' equity	1,183,451	1,185,606
Noncontrolling interests in subsidiaries	22,539	13,799
Total shareholders' equity	1,205,990	1,199,405

Total liabilities and shareholders' equity	$2,266,919	$2,227,867

See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$100,819	$164,550	$170,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,158	43,654	41,288
Amortization	1,708	1,618	2,208
Provision for losses on advances and guaranteed loans to suppliers	11,930	18,666	18,514
Inventory write-downs	8,324	8,539	1,266
Stock-based compensation expense	5,987	5,893	6,133
Foreign currency remeasurement loss (gain), net	2,253	(4,424)	9,309
Deferred income taxes	6,770	(1,044)	13,755
Equity in net income of unconsolidated affiliates, net of dividends	14,658	(3,731)	(3,037)
Gain on fire loss insurance settlement	(9,592)	—	—
Gain on sale of property in Brazil	(11,111)	—	—
Gain on assignment of farmer contracts and sale of related assets	—	(19,368)	—
Restructuring and impairment costs	11,661	21,504	—
Charge for (reversal of) European Commission fines in Italy and Spain	49,091	(7,445)	—
Other, net	1,719	2,381	(1,863)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(25,480)	(79,648)	11,096
Inventories and other assets	31,907	75,146	(215,865)
Income taxes	(1,535)	(3,631)	2,142
Accounts payable and other accrued liabilities	(53,487)	(67,206)	14,679
Customer advances and deposits	12,006	(101,236)	92,264
Net cash provided by operating activities	199,786	54,218	162,234

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(38,174)	(39,129)	(57,577)
Proceeds from assignment of farmer contracts and sale of related assets	—	34,946	—
Proceeds from sale of property, plant and equipment	18,366	5,575	5,019
Proceeds from fire loss insurance settlement	9,933	—	—
Other, net	—	260	536
Net cash (used) provided by investing activities	(9,875)	1,652	(52,022)

Cash Flows From Financing Activities:
Repayment of short-term debt, net	(17,388)	(39,350)	(5,250)
Issuance of long-term obligations	100,000	—	99,208
Repayment of long-term obligations	(96,250)	(15,000)	(79,500)
Dividends paid to noncontrolling interests	(103)	(100)	(104)
Issuance of common stock	134	—	729
Repurchase of common stock	(4,004)	(46,929)	(32,194)
Dividends paid on convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)
Dividends paid on common stock	(44,711)	(45,321)	(45,882)
Proceeds from termination of interest rate swap agreements	13,388	—	—
Debt issuance costs and other	(3,539)	—	(1,193)
Net cash used by financing activities	(67,323)	(161,550)	(79,036)

Effect of exchange rate changes on cash	(1,896)	734	2,151
Net increase (decrease) in cash and cash equivalents	120,692	(104,946)	33,327
Cash and cash equivalents at beginning of year	141,007	245,953	212,626
Cash and Cash Equivalents at End of Year	$261,699	$141,007	$245,953

Supplemental information—cash paid for:
Interest	$20,462	$23,622	$24,961
Income taxes, net of refunds	$51,625	$79,724	$82,934
See accompanying notes.

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2012
Balance at beginning of year	$213,023	$191,608	$825,751	$(44,776)	$13,799	$1,199,405
Changes in preferred and common stock
Issuance of common stock	—	259	—	—	—	259
Repurchase of common stock	—	(661)	—	—	—	(661)
Accrual of stock-based compensation	—	5,987	—	—	—	5,987
Withholding of shares from stock-based compensation for grantee income taxes		(1,584)	—	—	—	(1,584)
Dividend equivalents on RSUs	—	526	—	—	—	526
Changes in retained earnings
Net income	—	—	92,057	—	8,762	100,819
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($1.94 per share)	—	—	(44,951)	—	—	(44,951)
Repurchase of common stock	—	—	(2,827)	—	—	(2,827)
Dividend equivalents on RSUs	—	—	(526)	—	—	(526)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of income taxes	—	—	—	(8,239)	81	(8,158)
Foreign currency hedge adjustment, net of income taxes	—	—	—	(3,424)	—	(3,424)
Interest rate hedge adjustment, net of income taxes	—	—	—	(727)	—	(727)
Pension and other postretirement benefit plan adjustments, net of income taxes	—	—	—	(23,195)	—	(23,195)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(103)	(103)
Balance at end of year	$213,023	$196,135	$854,654	$(80,361)	$22,539	$1,205,990

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2011
Balance at beginning of year	$213,023	$195,001	$767,213	$(52,667)	$5,805	$1,128,375
Changes in preferred and common stock
Repurchase of common stock	—	(8,995)	—	—	—	(8,995)
Accrual of stock-based compensation	—	5,893	—	—	—	5,893
Withholding of shares from stock-based compensation for grantee income taxes	—	(724)	—	—	—	(724)
Dividend equivalents on RSUs	—	433	—	—	—	433
Changes in retained earnings
Net income	—	—	156,565	—	7,985	164,550
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($1.90 per share)	—	—	(45,043)	—	—	(45,043)
Repurchase of common stock	—	—	(37,701)	—	—	(37,701)
Dividend equivalents on RSUs	—	—	(433)	—	—	(433)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of income taxes	—	—	—	7,188	109	7,297
Foreign currency hedge adjustment, net of income taxes	—	—	—	2,961	—	2,961
Pension and other postretirement benefit plan adjustments, net of income taxes	—	—	—	(2,258)	—	(2,258)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(100)	(100)
Balance at end of year	$213,023	$191,608	$825,751	$(44,776)	$13,799	$1,199,405

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2010
Balance at beginning of year	$213,023	$194,037	$686,960	$(64,547)	$3,771	$1,033,244
Changes in preferred and common stock
Issuance of common stock	—	1,183	—	—	—	1,183
Repurchase of common stock	—	(5,853)	—	—	—	(5,853)
Accrual of stock-based compensation	—	6,133	—	—	—	6,133
Withholding of shares from stock-based compensation for grantee income taxes	—	(888)	—	—	—	(888)
Dividend equivalents on RSUs	—	389	—	—	—	389
Changes in retained earnings
Net income	—	—	168,397	—	1,948	170,345
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($1.86 per share)	—	—	(45,815)	—	—	(45,815)
Repurchase of common stock	—	—	(27,090)	—	—	(27,090)
Dividend equivalents on RSUs	—	—	(389)	—	—	(389)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of income taxes	—	—	—	4,511	190	4,701
Foreign currency hedge adjustment, net of income taxes	—	—	—	13,386	—	13,386
Pension and other postretirement benefit plan adjustments, net of income taxes	—	—	—	(6,017)	—	(6,017)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(104)	(104)
Balance at end of year	$213,023	$195,001	$767,213	$(52,667)	$5,805	$1,128,375

UNIVERSAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
(in thousands)	2012	2011	2010
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	220	220	220
Issuance of convertible perpetual preferred stock	—	—	—
Repurchase of convertible perpetual preferred stock	—	—	—
Balance at end of year	220	220	220

Common Shares Outstanding:
Balance at beginning of year	23,241	24,325	24,999
Issuance of common stock and exercise of stock options and SARs	97	28	70
Repurchase of common stock	(80)	(1,113)	(744)
Balance at end of year	23,257	23,241	24,325

See accompanying notes.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)

NOTE 1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the leading global leaf tobacco merchant and processor. The Company conducts business in more than 30 countries, primarily in major tobacco-producing regions of the world.

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

The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company's 49% ownership interest in Socotab L.L.C., a leading processor and leaf merchant of oriental tobaccos with operations located principally in Europe, is the primary investment accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends to the extent they represent a distribution of retained earnings. The Company received dividends totaling $16.7 million in fiscal year 2012 and $12.0 million in fiscal year 2010 from companies accounted for under the equity method. No dividends were received from those companies in fiscal year 2011.

In fiscal year 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. Since that time, the investment has been accounted for using the cost method, as required under the accounting guidance. The investment in the Zimbabwe operations was zero at March 31, 2012 and 2011. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.

The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. During fiscal years 2010, 2011, and 2012, there were no changes in the Company’s ownership percentage in any of these subsidiaries.

Investments in Unconsolidated Affiliates

The Company’s equity method investments and its cost method investments, which include its Zimbabwe operations, are non-marketable securities. Universal reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would review such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity or cost method investments, the Company follows the applicable accounting guidance in determining the fair value of the investments. In most cases, this involves the use of discounted cash flow models (Level 3 of the fair value hierarchy under the accounting guidance). If the fair value of an equity or cost method investee is determined to be lower than its carrying value, an impairment loss is recognized. The determination of fair value using discounted cash flow models is normally not based on observable market data from independent sources and therefore requires significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge related to these investments.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2012, 2011, and 2010:

	Fiscal Year Ended March 31,
Unconsolidated Affiliates	2012	2011	2010

Equity in pretax earnings reported in the consolidated statements of income	$3,195	$8,634	$22,376
Less: Equity in income taxes	(1,130)	(3,651)	(7,356)
Equity in net income	2,065	4,983	15,020
Less: Dividends received on investments (1)	(16,723)	(1,252)	(11,983)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$(14,658)	$3,731	$3,037

(1)
In accordance with the applicable accounting guidance, dividends received from unconsolidated affiliates accounted for on the equity method that represent a return on capital (i.e., a return of earnings on a cumulative basis) are presented as operating cash flows in the consolidated statements of cash flows.

Earnings per Share

The Company calculates basic earnings per share based on earnings available to common shareholders after payment of dividends on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock. The calculation uses the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are outstanding dilutive stock options and stock appreciation rights that are assumed to be exercised, unvested restricted stock units and performance share awards that are assumed to be fully vested and paid out in shares of common stock, and shares of convertible perpetual preferred stock that are assumed to be converted when the effect is dilutive. In periods when the effect of the convertible perpetual preferred stock is dilutive and these shares are assumed to be converted into common stock, dividends paid on the preferred stock are excluded from the calculation of diluted earnings per share.

Calculations of earnings per share for the fiscal years ended March 31, 2012, 2011, and 2010, are provided in Note 4.

Cash and Cash Equivalents

 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.

Advances to Suppliers

In some regions where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. Primarily in Brazil, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $225.0 million at March 31, 2012 and $271.4 million at March 31, 2011. The related

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation allowances totaled $74.4 million at March 31, 2012, and $74.9 million at March 31, 2011, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $11.9 million in fiscal year 2012, $18.7 million in fiscal year 2011, and $18.5 million in fiscal year 2010. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Accrual of interest is discontinued when an advance is not expected to be fully collected. Advances on which interest accrual had been discontinued totaled approximately $59.9 million at March 31, 2012, and $76.0 million at March 31, 2011.

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

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2012 and 2011, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $82 million and $75 million, respectively, and the related valuation allowances totaled approximately $25 million and $22 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $26 million based on the exchange rate for the Brazilian currency at March 31, 2012. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary took steps to contest the full amount of the assessment. As of March 31, 2012, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $20 million. The subsidiary is continuing to contest the full remaining amount of the assessment. No liability has been recorded at March 31, 2012, as no loss is considered probable at this time.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transport equipment—3 to 10 years; and office and computer equipment—3 to 10 years. Where applicable, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2012, 2011, or 2010.

Goodwill and Other Intangibles

Goodwill and other intangibles principally consist of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value. The Company follows the applicable fair value accounting guidance in determining the fair value of goodwill. This primarily involves the use of discounted cash flow models (Level 3 of the fair value hierarchy in the accounting guidance). The calculations in these models are normally not based on observable market data from independent sources and therefore require significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, which could increase or decrease any impairment charge related to goodwill.

Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil. No charges for goodwill impairment were recorded in fiscal years 2012, 2011, or 2010. During the third quarter of fiscal year 2011, goodwill was reduced by approximately $5.8 million to reflect amounts allocated to leaf procurement activities associated with farmer contracts and related assets that were conveyed to an operating subsidiary of one of the Company’s major customers (see Note 14).

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance. In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance). As discussed in Note 2, the Company recorded an impairment charge of $5.6 million in the third quarter of fiscal year 2011 in connection with its decision to close its leaf tobacco processing facility in Simcoe, Ontario, Canada and sell the related assets. No significant charges for the impairment of long-lived assets were recorded during fiscal years 2012 or 2010.

Income Taxes

The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, undistributed earnings of foreign subsidiaries, goodwill, and valuation allowances on farmer advances and value-added tax credits. As discussed in Note 5, during fiscal year 2010, the Company changed the classification of undistributed earnings of certain foreign subsidiaries that had previously been designated as permanently reinvested. Approximately $3.5 million in deferred U.S. income taxes were recorded on those earnings effective with this change. At March 31, 2012 and 2011, the Company had no undistributed earnings of consolidated foreign subsidiaries classified as permanently reinvested.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the consolidated balance sheets and the consolidated statements of changes in shareholders’ equity and consists of:

	March 31,
	2012	2011	2010
Foreign currency translation adjustments
Before income taxes	$(12,331)	$(819)	$(10,854)
Allocated income taxes	481	(2,792)	54

Foreign currency hedge adjustment
Before income taxes	(1,449)	3,819	(736)
Allocated income taxes	507	(1,337)	258

Interest rate hedge adjustment
Before income taxes	(1,119)	—	—
Allocated income taxes	392	—	—

Pension and other postretirement benefit plan adjustments
Before income taxes	(102,833)	(66,851)	(63,362)
Allocated income taxes	35,991	23,204	21,973

Total accumulated other comprehensive loss, net of income taxes	$(80,361)	$(44,776)	$(52,667)

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

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expense. The Company recognized net remeasurement losses of $2.3 million in fiscal year 2012, net remeasurement gains of $4.4 million in fiscal year 2011, and net remeasurement losses of $9.3 million in fiscal year 2010.

Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction gains of $4.2 million in fiscal year 2012, net transaction gains of $1.7 million in fiscal year 2011, and net transaction gains of $4.0 million in fiscal year 2010.

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

While most of the Company’s revenue consists of tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers. These arrangements usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2012. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then transported to customer-designated storage facilities. The revenue for these services is recognized when processing is completed, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.

Stock-Based Compensation

Share-based payments, such as grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share awards, are measured at fair value and reported as expense in the financial statements over the requisite service period. Additional disclosures related to stock-based compensation are included in Note 13.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Pronouncements

Pronouncements Recently Adopted

During the fiscal year ended March 31, 2012, Universal adopted the following key accounting pronouncements:

•
Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which was issued in June 2011. This guidance requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income or loss to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU 2011-05, which are to be applied retrospectively, are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Universal adopted ASU 2011-05 during the fourth quarter of fiscal year 2012. The Company elected to present two separate but consecutive statements.

•
FASB Accounting Standards Update 2011-04, “Fair Value Measurement” (“ASU 2011-04”), which was issued in May 2011. The primary focus of ASU 2011-04 is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU 2011-04 does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is required to be applied prospectively. Universal adopted ASU 2011-04 during the fourth quarter of fiscal year 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial statements.

•
FASB Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), adopted effective April 1, 2011. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. It also requires additional disclosures about methods and assumptions used to evaluate multiple-deliverable arrangements and to identify the significant deliverables within those arrangements. The adoption of ASU 2009-13 did not have a material effect on the Company’s financial statements.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. RESTRUCTURING AND IMPAIRMENT COSTS

During fiscal years 2011 and 2012, Universal recorded restructuring and impairment costs related to initiatives to adjust various operations and reduce costs. A significant portion of the restructuring and impairment charges related to the Company’s November 2010 decision to close its leaf tobacco processing facility in Simcoe, Ontario, Canada. The Company is continuing to buy tobacco grown in Canada, but now processes that leaf at its U.S. factory in North Carolina. The Simcoe processing facility and a separate storage complex were classified as “held for sale” at the date the decision was made to close the operations, and an impairment charge of approximately $5.6 million was recorded in the third quarter of fiscal year 2011 to write those assets down to their fair values, net of selling costs. The sales of both properties were completed during the first quarter of fiscal year 2012 at prices approximating their adjusted book values. All full-time salaried employees at the Simcoe location were terminated by June 30, 2011. During fiscal year 2011, the Company recorded approximately $2.4 million in costs for termination benefits payable to those employees under Canadian law and $4.1 million in pension curtailment and settlement costs related to the termination of the Canadian employees’ defined benefit pension plan. The Canadian operations were included in the North America segment, and revenues and earnings for those operations were not material to that segment in recent years.

In addition to the restructuring and impairment costs related to the decision to close the facility in Canada, the Company has recorded restructuring costs associated with various other cost reduction initiatives during fiscal years 2011 and 2012. A significant portion of those costs represent employee termination benefits associated with voluntary early retirement offers and involuntary separations at the Company’s headquarters and operating locations in the United States, South America, Africa, Europe, and Asia that are part of the North America and Other Regions reportable segments. In addition, during the quarter ended June 30, 2011, the Company recorded approximately $3.1 million in costs related to the termination of its business arrangements with a supplier and processor of tobacco in Europe in response to market changes. That cost relates to an operating subsidiary that is part of the Other Regions reportable segment.

A summary of the restructuring and impairment costs recorded during fiscal years 2011 and 2012 is as follows:

(in thousands of dollars)	Employee Termination Benefits	Pension Curtailment and Settlement Costs	Other Restructuring Costs	Impairment of Property, Plant and Equipment	Total
Fiscal Year 2011 Costs:
Closure of processing facility in Canada	$2,412	$4,081	$—	$5,632	$12,125
Other restructuring and cost reduction initiatives	8,743	—	636	—	9,379
Total	11,155	4,081	636	5,632	21,504
Fiscal Year 2012 Costs:
Other restructuring and cost reduction initiatives	8,564	—	3,097	—	11,661
Total	8,564	—	3,097	—	11,661
Total costs - fiscal years 2011 and 2012	$19,719	$4,081	$3,733	$5,632	$33,165

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s liability for the employee termination benefits and other restructuring costs outlined above through March 31, 2012, is as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total
Fiscal Year 2011 Activity:
Costs charged to expense	$11,155	$636	$11,791
Payments	(4,769)	(411)	(5,180)
Balance at March 31, 2011	6,386	225	6,611
Fiscal Year 2012 Activity:
Costs charged to expense	8,564	3,097	11,661
Payments	(13,679)	(3,031)	(16,710)
Balance at March 31, 2012	$1,271	$291	$1,562

The employee termination benefits outlined in the tables above relate to approximately 350 total employees, including those affected by the facility closure in Canada. The majority of the restructuring liability at March 31, 2012 will be paid in the early part of fiscal year 2013. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring costs and asset impairment charges in future periods as business changes occur and additional cost savings initiatives are implemented.

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

In January 2005, Deltafina filed an appeal in the General Court of the European Union (“General Court”). A hearing was held in June 2009, and on September 8, 2010, the General Court issued its decision, in which it reduced the amount of the Deltafina fine to €6.12 million. The General Court held in part that the Commission erred in finding Deltafina acted as the leader of the Spanish cartel, and that the Commission’s corresponding increase of the underlying fine by 50% was not justified. As a result of the General Court’s decision in September 2010, during the second quarter of fiscal year 2011, the Company reversed €5.76 million (approximately $7.4 million) of the charge previously recorded to accrue the fine and recognized approximately $1.2 million of interest income returned on funds deposited in escrow to secure the fine. Deltafina filed an appeal to the General Court decision with the European Court of Justice on November 18, 2010. Although Deltafina believed the General Court erred in not reducing the remaining fine further based on numerous grounds, due to strategic reasons Deltafina withdrew its appeal in June 2011. The result was to end the matter in the judicial system, and to confirm the fine reduction granted in the General Court.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court. Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina has appealed the decision of the General Court to the European Court of Justice. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. The accrued liability is reported in other long-term liabilities. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. The Company expects the appeal to take up to two years, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Legal and Tax Matters

The Company has been named along with multiple other defendants in Hupan, et al. v. Alliance One International, Inc., et al., and Chalanuk, et al. v. Alliance One International, Inc., et al., which are separate but related lawsuits filed in New Castle County, Delaware state court on February 14, 2012, and April 5, 2012, respectively.  The lawsuits were brought by eight Argentine minor children born between 1996 and 2008 and their parents in Hupan, and forty-one minor Argentine children born between 1986 and 2009 and their parents in Chalanuk.  The parent-plaintiffs allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., beginning in the 1980's and that they and their infant children were exposed directly and in utero to herbicides and pesticides used in the production and cultivation of tobacco that caused various alleged birth defects.  The Company has been sued based upon its alleged business dealings with co-defendants in the production of tobacco by Tabacos Norte, S.A.  The plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law.  The Company intends to vigorously defend the lawsuits.  Because the Company has only recently been named in the lawsuits, it is not possible to predict the ultimate outcome of this matter or what liability, if any, the Company may incur.

In addition to the above-mentioned matters, various subsidiaries of the Company are involved in other litigation and tax examinations incidental to their business activities, including the assessments disclosed in Note 1 related to inter-state value added taxes in Brazil.  While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the matters and does not currently expect that any of them will have a material adverse effect on the Company’s business or financial position.  However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2012	2011	2010
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$92,057	$156,565	$168,397
Less: Dividends on convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	77,207	141,715	153,547

Denominator for basic earnings per share
Weighted average shares outstanding	23,228	23,859	24,732

Basic earnings per share	$3.32	$5.94	$6.21

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$77,207	$141,715	$153,547
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	14,850	14,850	14,850
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	92,057	156,565	168,397

Denominator for diluted earnings per share
Weighted average shares outstanding	23,228	23,859	24,732
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,772	4,750	4,733
Employee share-based awards	339	279	197
Denominator for diluted earnings per share	28,339	28,888	29,662

Diluted earnings per share	$3.25	$5.42	$5.68

For the fiscal years ended March 31, 2012, 2011, and 2010, certain stock appreciation rights and certain stock options outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive. These shares totaled 348,451 at a weighted-average exercise price of $56.75 for the fiscal year ended March 31, 2012, 622,801 at a weighted-average exercise price of $53.44 for the fiscal year ended March 31, 2011, and 404,800 at a weighted-average exercise price of $58.96 for the fiscal year ended March 31, 2010.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.   INCOME TAXES

Income Tax Expense

Income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2012	2011	2010
Current
United States	$2,871	$18,052	$12,246
State and local	(2,064)	2,290	3,357
Foreign	53,582	59,051	56,925
	54,389	79,393	72,528
Deferred
United States	4,796	(43)	4,134
State and local	444	(226)	247
Foreign	1,530	(775)	9,374
	6,770	(1,044)	13,755
Total	$61,159	$78,349	$86,283

Foreign taxes include U.S. tax expense on earnings of foreign subsidiaries.

Consolidated Effective Income Tax Rate

A reconciliation of the statutory U.S. federal rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.7)	0.6	0.9
Change in classification of permanently reinvested earnings	—	—	1.4
Change in valuation allowance on deferred tax assets	0.7	(0.2)	—
Nondeductible European Commission fine	8.6	—	—
Dividends received from deconsolidated operations	(1.8)	—	—
Other, including changes in liabilities recorded for uncertain tax positions	(4.0)	(3.2)	(3.7)
Effective income tax rate	37.8%	32.2%	33.6%

The Company amended certain prior year state income tax returns during fiscal year 2012. The related income tax refunds reduced income tax expense and the consolidated effective tax rate for the year. At the beginning of fiscal year 2010, the Company had approximately $52 million of undistributed earnings of foreign subsidiaries on which no provision for U.S. income taxes had been recorded because those earnings were designated as permanently reinvested. Effective March 31, 2010, the classification of those earnings was changed to reflect a change in management’s intent to repatriate the earnings consistent with appropriate tax planning and good business practice in the respective foreign countries. As a result of this change, approximately $3.5 million of additional income tax expense was recognized in fiscal year 2010 to record the applicable U.S. income tax liability. The Company no longer has any undistributed earnings of consolidated foreign subsidiaries that are classified as permanently reinvested.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Income Before Income Taxes and Other Items

The U.S. and foreign components of income before income taxes and other items were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
United States	$21,773	$32,826	$48,675
Foreign	140,205	210,073	207,953
Total	$161,978	$242,899	$256,628

Deferred Income Tax Liabilities and Assets

Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2012	2011
Liabilities
Foreign withholding taxes	$14,192	$16,692
Undistributed earnings	46,010	34,015
Goodwill	30,851	31,515
All other	20,998	22,386
Total deferred tax liabilities	$112,051	$104,608

Assets
Employee benefit plans	$69,373	$50,761
Reserves and accruals	45,793	51,841
Deferred income	8,098	9,035
Deferred compensation	3,035	5,055
All other	17,144	9,927
Total deferred tax assets	143,443	126,619
Valuation allowance	(4,620)	(3,427)
Net deferred tax assets	$138,823	$123,192

At March 31, 2012, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.

Combined Income Tax Expense (Benefit)

The combined income tax expense (benefit) allocable to continuing operations, other comprehensive income, and direct adjustments to shareholders' equity was as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Continuing operations	$61,159	$78,349	$86,283
Other comprehensive income	(18,296)	3,210	6,520
Direct adjustments to shareholders' equity	(285)	159	(454)
Total	$42,578	$81,718	$92,349

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions

A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended March 31, 2012, 2011 and 2010, is as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Liability for uncertain tax positions, beginning of year	$9,223	$22,184	$22,740
Additions:
Related to tax positions for the current year	262	1,184	9,609
Related to tax positions for prior years	1,072	77	574
Reductions:
Related to tax positions for prior years	—	(205)	(1,674)
Due to settlements with tax jurisdictions	(698)	(12,765)	(1,552)
Due to lapses of statutes of limitations	(1,213)	(1,571)	(4,802)
Other reductions	—	—	(4,041)
Effect of currency rate movement	(733)	319	1,330
Liability for uncertain tax positions, end of year	$7,913	$9,223	$22,184

Of the total liability for uncertain tax positions at March 31, 2012, approximately $1.9 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $2.3 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2013. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.

In fiscal year 2011, of the reduction in the liability for uncertain tax positions of $12.8 million due to settlements with tax jurisdictions, approximately $5.7 million represented tax paid and $7.1 million represented amounts reversed through income tax expense.

The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. The consolidated statements of income include net expense for interest and penalties of $0.4 million in fiscal year 2012, net expense for interest and penalties of $0.2 million in fiscal year 2011, and a net reversal of interest and penalties of $2.6 million in fiscal year 2010. At March 31, 2012 and 2011, $4.5 million and $5.8 million, respectively, were accrued for interest and penalties.

Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2012, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009. Open tax years in state and foreign jurisdictions generally range from three to six years.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.   CREDIT FACILITIES

Bank Credit Agreement

In November 2011, the Company entered a new five-year bank credit agreement that provides for a $450 million committed revolving credit facility, as well as a fully funded $100 million amortizing term loan. The new revolving credit facility replaced a previous $400 million facility that would have expired in August 2012. Borrowings under the revolving credit facility and the term loan bear interest at variable rates, based on either 1) LIBOR plus a margin that is based on certain credit measures or 2) the higher of the federal funds rate plus 0.5%, prime rate, or one-month LIBOR plus 1.0%, each plus a margin. The Company also pays a facility fee on the revolving credit facility. Both the revolving credit facility and the term loan mature in November 2016. Certain covenants in the new bank credit agreement require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2012. There were no amounts outstanding under the revolving credit facility at March 31, 2012.

Short-Term Credit Facilities

The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2012 and 2011, approximately $128 million and $149 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2012 and 2011, were approximately 7.1% and 4.2%, respectively. The higher weighted-average interest rate at March 31, 2012 reflected higher local borrowings in countries where market interest rates are higher. At March 31, 2012, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $385 million.

NOTE 7.   LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

	March 31,
	2012	2011
Medium-term notes	$310,000	$415,193
Amortizing bank term loan	98,750	—
Total outstanding	408,750	415,193
Less current portion	(16,250)	(95,000)
Long-term obligations	$392,500	$320,193

The Company's medium-term notes mature at various dates from September 2012 to December 2014 and were all issued with fixed interest rates. Interest rates on the notes range from 5.20% to 6.25%. As discussed in Note 6, the Company borrowed $100 million in November 2011 under an amortizing term loan under its bank credit agreement. The term loan will be repaid in 19 consecutive quarterly installments which began on March 31, 2012, together with a final payment due on November 3, 2016, and may be prepaid at any time without penalty or premium at the option of the Company. As discussed below, the Company has interest rate swaps on the term loan which convert the floating base rate to a fixed base rate. Including the effect of the swaps and the facility margin, the interest rate on the term loan was 3.16% at March 31, 2012.

The fair value of the Company’s long-term obligations, including the current portion, was approximately $428 million at March 31, 2012, and $416 million at March 31, 2011. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. At March 31, 2011, the Company had receive-fixed/pay-floating interest rate swap agreements in place on $245 million of long-term debt. The fair value of those swap agreements was an asset of $10.2 million at March 31, 2011. During fiscal year 2012, those swaps were settled prior to or concurrent with the maturity of the underlying debt. No fixed-to-floating interest rate swap agreements were outstanding at March 31, 2012. In November 2011, the Company entered into receive-floating/pay-fixed interest rate swap agreements on $99 million notional amount of its outstanding amortizing bank term loan. The aggregate notional amount of those swaps will be reduced over a five-year period as payments are made on the term loan. The fair value of the floating-to-fixed interest rate swap agreements was a liability of $1.1 million at March 31, 2012. Additional disclosures related to the Company’s interest rate swap agreements are provided in Note 9.

Maturities of long-term debt outstanding at March 31, 2012, by fiscal year, were as follows: 2013 - $16 million; 2014 - $211 million; 2015 - $116 million; 2016 - $28 million; and 2017 - $38 million. All long-term debt outstanding at March 31, 2012, is scheduled to be repaid by the end of fiscal year 2017.

In November 2011, the Company filed an undenominated universal shelf registration statement with the U.S. Securities Exchange Commission to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

NOTE 8. LEASES

The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $20.6 million in fiscal year 2012, $21.8 million in fiscal year 2011, and $20.8 million in fiscal year 2010. Future minimum payments under non-cancelable operating leases total $ 15.9 million in 2013, $7.5 million in 2014, $5.9 million in 2015, $4.8 million in 2016, $3.4 million in 2017, and $6.1 million after 2017.

NOTE 9.   DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange contracts primarily in the Brazilian real, the euro, the Polish zloty, and the Hungarian forint. The Company’s policy also permits other types of derivative instruments. In addition, foreign currency exchange rate risk is also managed through strategies that do not involve derivative instruments, such as using local borrowings and other approaches to minimize net monetary positions in non-functional currencies. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and the consolidated balance sheets. In the consolidated statements of cash flows, the cash flows associated with all of these activities are reported in net cash provided by operating activities except for the proceeds received on the early termination of interest rate swap agreements, which are reported in cash flows from financing activities. The Company has not hedged any net investment in the equity of subsidiaries denominated in currencies other than the U.S. dollar.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedging Strategy for Interest Rate Risk

The Company previously entered into receive-fixed/pay-floating interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. At March 31, 2011, the Company had receive-fixed/pay-floating interest rate swaps outstanding in the total notional amount of $245 million. During fiscal year 2012, several of those swap contracts in the notional amount of $50 million were settled on maturity of the underlying debt, and the remaining contracts in the total notional amount of $195 million were settled prior to maturity at an aggregate gain of approximately $13 million. That gain is being amortized over the remaining terms of the underlying debt instruments as a reduction in interest expense. No fixed-to-floating interest rate swap agreements were outstanding at March 31, 2012.

In November 2011, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on outstanding debt. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The receive-floating/pay-fixed interest rate swap agreements were effective March 31, 2012, and relate to approximately $99 million notional amount of the Company’s outstanding amortizing bank term loan. The aggregate notional amount of the interest rate swaps will be reduced over a five-year period as payments are made on the loan.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company has entered into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and costs for the foreign currency notional amount hedged. To date, this hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during fiscal years 2012, 2011, and 2010 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2012	2011	2010
Tobacco purchases	$182.5	$235.2	$238.6
Processing costs	48.3	48.5	41.4
Total	$230.8	$283.7	$280.0

All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for insignificant amounts related to any ineffective portion of the hedging strategy, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at March 31, 2012, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2013. At March 31, 2012, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. Purchases of the 2011-2012 crop are expected to be completed by August 2012, and all forward contracts to hedge those purchases will mature and be settled by that time.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2011, the Company entered into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts were recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $60 million in fiscal year 2011, and the contracts were settled before the end of the fiscal year. No forward contracts were entered for this purpose in fiscal years 2012 or 2010. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries have obtained short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2012, 2011, and 2010.

	Fiscal Year Ended March 31,
(in thousands of dollars)	2012	2011	2010
Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$3,195	$428	$(2,043)
Location of gain (loss) recognized in earnings	Interest expense
Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$(3,195)	$(428)	$2,043
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(1,119)	$—	$—
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$—	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2,652	$2,476	$7,174
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$5,882	$100	$(14,844)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$857	$113	$1,442
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$1,829	$2,594	$1,275
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

UNIVERSAL CORPORATION

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

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $0.8 million remained in accumulated other comprehensive loss at March 31, 2012. That balance reflects net gains on open and settled contracts primarily related to the 2011-2012 crop, less the amount reclassified to earnings related to tobacco sold through March 31, 2012. The majority of the balance in the accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2013 as the remaining 2011-2012 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2012 and 2011:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
(in thousands of dollars)		2012	2011		2012	2011
Derivatives Designated as Hedging Instruments
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$—	$10,193	Long-term obligations	$—	$—

Interest rate swap agreements designated as cash flow hedges	Other non-current assets	—	—	Other long-term liabilities	1,119	—

Forward foreign currency exchange contracts	Other current assets	83	2,400	Accounts payable and accrued expenses	925	—
Total		$83	$12,593		$2,044	$—

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$273	$1,222	Accounts payable and accrued expenses	$427	$243
Total		$273	$1,222		$427	$243

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2012 and 2011, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$48,546	$—	$—	$48,546
Trading securities associated with deferred compensation plans	19,803	—	—	19,803
Forward foreign currency exchange contracts	—	356	—	356
Total assets	$68,349	$356	$—	$68,705

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$5,932	$5,932
Interest rate swap agreements	—	1,119	—	1,119
Forward foreign currency exchange contracts	—	1,352	—	1,352
Total liabilities	$—	$2,471	$5,932	$8,403

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$108,832	$—	$—	$108,832
Trading securities associated with deferred compensation plans	20,899	—	—	20,899
Interest rate swap agreements	—	10,193	—	10,193
Forward foreign currency exchange contracts	—	3,622	—	3,622
Total assets	$129,731	$13,815	$—	$143,546

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$20,699	$20,699
Forward foreign currency exchange contracts	—	243	—	243
Total liabilities	$—	$243	$20,699	$20,942

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Guarantees of bank loans to tobacco growers

The Company guarantees bank loans to tobacco growers in Brazil for crop financing and construction of curing barns or other tobacco producing assets. In the event that the farmers default on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluates the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees is determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses is then calculated at a risk-adjusted interest rate (6.6% as of March 31, 2012 and 9.5% as of March 31, 2011) that is aligned with the expected duration of the liability and includes an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate may result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal years ended March 31, 2012 and 2011 is provided below. A significant number of the loans in the portfolio reached their maturity dates during fiscal year 2012. The Company satisfied its obligations under the related guarantees by remitting payment to the banks and taking title to the loans, thereby reducing the guarantee liability.

	Fiscal Year Ended March 31,
	2012	2011
Balance at beginning of year	$20,699	$25,997
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year and other loans from portfolio)	(18,305)	(14,724)
Transfer from allowance for loss on direct loans to farmers (addition of current crop year loans)	4,279	7,559
Transfer of guarantees to assignee of farmer contracts (see Note 14)	—	(1,110)
Change in discount rate and estimated collection period	780	1,389
Currency remeasurement	(1,521)	1,588
Balance at end of year	$5,932	$20,699

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

Actuarial Assumptions

Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rates:
Benefit cost for plan year	5.50%	6.00%	7.75%	5.50%	6.00%	7.75%
Benefit obligation at end of plan year	4.60%	5.50%	6.00%	4.40%	5.50%	6.00%
Expected long-term return on plan assets:
Benefit cost for plan year	8.00%	8.00%	7.75%	4.30%	4.30%	4.30%
Benefit obligation at end of plan year	8.00%	8.00%	8.00%	4.30%	4.30%	4.30%
Salary scale	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Healthcare cost trend rate	N/A	N/A	N/A	7.80%	8.00%	8.30%

The increase in the expected long-term return on plan assets at March 31, 2010 reflected changes made to the Company’s investment allocation during fiscal year 2010. The healthcare cost trend rate used by the Company is based on a recent study of medical cost inflation rates. The revised trend assumption of 7.80% in 2012 declines gradually to 4.50% in 2028.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status

The following table reflects the changes in benefit obligations and plan assets in 2012 and 2011, and the funded status of the plans at March 31, 2012 and 2011:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2012	2011	2012	2011
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$278,128	$236,701	$—	$—
Projected benefit obligation	302,632	262,085	48,784	43,888

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$262,085	$243,760	$43,888	$43,429
Service cost	4,614	4,835	591	787
Interest cost	13,959	14,168	2,636	2,534
Effect of discount rate change	34,292	15,174	5,205	2,245
Foreign currency exchange rate changes	(1,733)	1,626	—	—
Curtailment	—	966	—	—
Settlements	—	(8,483)	—	—
Other	5,975	5,411	529	(1,222)
Benefit payments	(16,560)	(15,372)	(4,065)	(3,885)
Projected benefit obligation, end of year	$302,632	$262,085	$48,784	$43,888

Change in plan assets:
Plan assets at fair value, beginning of year	$195,715	$182,792	$3,284	$3,499
Actual return on plan assets	15,451	26,077	146	238
Employer contributions	6,259	9,211	3,697	3,432
Settlements	—	(8,483)	—	—
Foreign currency exchange rate changes	(1,340)	1,490	—	—
Benefit payments	(16,560)	(15,372)	(4,065)	(3,885)
Plan assets at fair value, end of year	$199,525	$195,715	$3,062	$3,284

Funded status:
Funded status of the plans, end of year	$(103,107)	$(66,370)	$(45,722)	$(40,604)

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the Company’s plans at the end of fiscal years 2012 and 2011 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2012	2011	2012	2011
Non-current asset (reported in other noncurrent assets)	$1,424	$1,493	$—	$—
Current liability (included in accounts payable and accrued expenses)	(6,511)	(2,098)	(3,213)	(3,511)
Non-current liability (reported as pensions and other postretirement benefits)	(98,020)	(65,765)	(42,509)	(37,093)
Amounts recognized in the consolidated balance sheets	$(103,107)	$(66,370)	$(45,722)	$(40,604)

Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2012 and 2011, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2012	2011	2012	2011
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation	$294,325	$257,240	$48,784	$43,888
Aggregate fair value of plan assets	189,795	189,378	3,062	3,284
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation	270,569	232,342	N/A	N/A
Aggregate fair value of plan assets	189,795	189,378	N/A	N/A

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$4,614	$4,835	$3,815	$591	$787	$581
Interest cost	13,959	14,168	14,899	2,636	2,534	2,789
Expected return on plan assets	(14,958)	(14,938)	(13,687)	(134)	(144)	(152)
Curtailment loss	—	966	—	—	—	—
Settlement cost	—	3,119	4,640	—	—	—
Net amortization and deferral	6,309	3,937	1,387	(335)	(253)	(1,083)
Net periodic benefit cost	$9,924	$12,087	$11,054	$2,758	$2,924	$2,135

A one-percentage-point increase in the assumed healthcare cost trend rate would increase the March 31, 2012, accumulated postretirement benefit obligation by approximately $1.8 million, while a one-percentage-point decrease would reduce the benefit obligation by approximately $1.6 million. The aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2013 would not change by a significant amount as a result of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss

The amounts recognized in other comprehensive income or loss for fiscal years 2012 and 2011 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. Reclassification adjustments represent amounts included in accumulated other comprehensive loss at the beginning of the year that were recognized in net periodic benefit cost during the year. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2012	2011	2012	2011
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$75,138	$73,301	$(6,722)	$(7,452)
Losses (gains) arising during the year	39,461	5,996	1,475	478
Reclassification adjustments during the year	(6,428)	(4,159)	603	252
Net actuarial loss (gain), end of year	108,171	75,138	(4,644)	(6,722)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(3,393)	(3,145)	—	—
Prior service cost arising during the year	—	—	750	—
Reclassification adjustments during the year	313	(248)	(250)	—
Prior service cost (benefit), end of year	(3,080)	(3,393)	500	—
Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$105,091	$71,745	$(4,144)	$(6,722)

Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit adjustments related to ownership interests in unconsolidated affiliates. The Company expects to recognize approximately $10.6 million of the March 31, 2012 net actuarial loss and $0.7 million of the March 31, 2012 prior service benefit in net periodic benefit cost during fiscal year 2013.

Allocation of Pension Plan Assets

The Pension Investment Committee of the Board of Directors (the “Committee”) oversees the investment of funds for the Company’s U.S. ERISA-regulated defined benefit pension plans, which represents 89% of total plan assets and 79% of total PBO. The Committee has established, and periodically adjusts, target asset allocations for those investments to reflect a balance of the needs for liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted–average target pension asset allocation and target ranges at the March 31, 2012 measurement date and the actual asset allocations at the March 31, 2012 and 2011 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2012	2011
Domestic equity securities	44.0%	37%	—	51%	45.5%	45.6%
International equity securities	13.0%	10%	—	16%	12.1%	13.6%
Fixed income securities (1)	33.0%	26%	—	40%	32.3%	31.2%
Alternative investments:
Real estate funds	5.0%	3%	—	7%	5.4%	4.7%
Hedge funds	5.0%	3%	—	7%	4.7%	4.9%
Total	100.0%				100.0%	100.0%

(1)	Actual amounts include high yield securities and cash balances held for the payment of benefits.

With the assistance of a consultant, the Committee selects investment managers to invest the funds within its guidelines. To provide for diversification, equity fund managers are limited in the level of investment in any single security, and limits are placed on the minimum size of the issuer of the security. There is no allocation to Universal Corporation equity. One fixed income manager must invest in U.S. dollar-denominated bonds, excluding U.S. Treasury bonds, with limitations on the amounts that may be invested in any single issuer. The minimum credit rating of issuers is BBB, and limits are placed on the amount that can be invested in issuers rated at that level. The other fixed income manager invests in high yield bonds for which credit ratings are lower. In addition, certain speculative transactions are prohibited in either equity or fixed income management, as appropriate. These prohibitions include margin buying, short selling, and transactions in lettered or restricted stock, puts, and straddles. Managers are evaluated based on their adherence to the policies and their ability to exceed certain standards for returns while limiting the amount of risk over three to five year periods. For commingled funds, the Committee reviews the fund manager’s policies to ensure that they are consistent with fund guidelines or otherwise appropriate for the asset class.

Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. With the regular and additional contributions and an increase in plan asset values during fiscal years 2011 and 2012, the Company believes that it is in full compliance with all funding requirements of the Pension Protection Act of 2006. The Company expects to make contributions of approximately $16.9 million to its defined benefit pension plans in fiscal year 2013, including $6.5 million to its ERISA-regulated U.S. plan and $10.4 million to its non-ERISA regulated and other plans.

Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year:	Pension Benefits	Other Postretirement Benefits
2013	$26,356	$3,213
2014	16,750	3,274
2015	14,878	3,329
2016	18,203	3,353
2017	19,183	3,404
2018 - 2022	100,682	16,424

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

▪
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

▪
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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair values of the assets of the Company’s pension plans as of March 31, 2012 and 2011, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Domestic equity securities	$26,025	$55,420	$—	$81,445
International equity securities	20,935	—	—	20,935
Fixed income securities (1)	21,470	51,708	6,083	79,261
Alternative investments:
Real estate fund	—	—	8,358	8,358
Hedge fund	—	—	9,526	9,526
Total investments	$68,430	$107,128	$23,967	$199,525

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Domestic equity securities	$27,300	$52,768	$—	$80,068
International equity securities	23,925	—	—	23,925
Fixed income securities (1)	16,974	52,425	5,362	74,761
Alternative investments:
Real estate fund	—	—	8,338	8,338
Hedge fund	—	—	8,623	8,623
Total investments	$68,199	$105,193	$22,323	$195,715

(1)	Includes high yield securities and cash and cash equivalent balances.

Other Benefit Plans

Universal and several U.S. subsidiaries offer an employer-matched defined contribution savings plan. Amounts charged to expense for this plan were approximately $1.1 million for fiscal year 2012, $1.3 million for fiscal year 2011, and $1.4 million for fiscal year 2010.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.   COMMON AND PREFERRED STOCK

Common Stock

At March 31, 2012, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 23,257,175 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them. If dividends on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) are not declared and paid for any dividend period, then the Company may not pay dividends on the common stock or repurchase common shares until the dividends on the Preferred Stock have been paid for a period of four consecutive quarters.

Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s common stock. Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In November 2009, Universal’s Board of Directors authorized a program (the “2009 program”) to repurchase up to $150 million of the Company’s outstanding common shares. The Company completed purchases of shares under this program, and it was terminated in November 2011. A total of 1,589,701 shares of common stock were repurchased under the 2009 program at a total cost of approximately $70 million (weighted-average cost of $44.02 per share). In November 2011, the Board of Directors authorized a program to repurchase up to $100 million of the Company’s outstanding common shares (the “2011 program”). It expires on November 15, 2013. Through March 31, 2012, no shares have been repurchased under the 2011 program, and the full $100 million of authorization remains available for future share repurchase.

Total share repurchases for the fiscal years ended March 31, 2012, 2011, and 2010 were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Number of shares repurchased	80,191	1,113,125	743,876
Cost of shares repurchased (in thousands of dollars)	$3,488	$46,696	$32,942
Weighted-average cost per share	$43.49	$41.95	$44.28

Preferred Stock

The Company is also authorized to issue up to 5,000,000 shares of preferred stock, 500,000 shares of which have been reserved for Series A Junior Participating Preferred Stock and 220,000 shares of which have been reserved for Series B 6.75% Convertible Perpetual Preferred Stock. No Series A Junior Participating Preferred Stock has been issued. In 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) were issued under this authorization. At March 31, 2012, 219,999 shares were issued and outstanding. The Preferred Stock has a liquidation preference of $1,000 per share. Holders of the Preferred Shares are entitled to receive quarterly dividends at the rate of 6.75% per annum on the liquidation preference when, as, and if declared by the Company’s Board of Directors. Dividends are not cumulative in the event the Board of Directors does not declare a dividend for one or more quarterly periods. Under the terms of the Preferred Stock, the Board of Directors is prohibited from declaring regular dividends on the Preferred Shares in any period in which the Company fails to meet specified levels of shareholders’ equity and net income; however, in that situation, the Board of Directors may instead declare such dividends payable in shares of the Company’s common stock or from net proceeds of common stock issued during the ninety-day period prior to the dividend declaration. The Preferred Shares have no voting rights, except in the event the Company fails to pay dividends for four consecutive or non-consecutive quarterly dividend periods or fails to pay the redemption price on any date that the Preferred Shares are called for redemption, in which case the holders of Preferred Shares will be entitled to elect two additional directors to the Company’s Board to serve until dividends on the Preferred Stock have been fully paid for four consecutive quarters.

The Preferred Shares are convertible, at any time at the option of the holder, into shares of the Company’s common stock at a conversion rate that is adjusted each time the Company pays a dividend on its common stock that exceeds $0.43 per share. The conversion rate at March 31, 2012, was 21.7365 shares of common stock per preferred share, which represents a conversion price of approximately $46.01 per common share. Upon conversion, the Company may, at its option, satisfy all or part of the conversion value in cash.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the period from March 15, 2013 to March 15, 2018, the Company may, at its option, cause the Preferred Shares to be automatically converted into shares of common stock that are issuable at the prevailing conversion rate, only if the closing price of the common stock during a specified period exceeds 135.00% of the then prevailing conversion price. With this conversion, the Company may, at its option, in lieu of delivering shares satisfy all or part of the conversion value in cash. On or after March 15, 2018, the Company may, at its option, redeem all or part of the outstanding Preferred Shares for cash at the $1,000 per share liquidation preference.

NOTE 13.   EXECUTIVE STOCK PLANS AND STOCK-BASED COMPENSATION

Executive Stock Plans

The Company’s shareholders have approved executive stock plans under which officers, directors, and employees of the Company and its subsidiaries may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. Currently, grants are outstanding under the 1997 Executive Stock Plan, the 2002 Executive Stock Plan, and the 2007 Stock Incentive Plan. Together, these plans are referred to in this disclosure as the “Plans.” Up to 2 million shares of the Company’s common stock may be issued under each of the Plans; however, direct awards of common stock, restricted stock, or RSUs are limited to 500,000 shares under the 2002 Executive Stock Plan and 750,000 shares under the 2007 Stock Incentive Plan.

The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Executive Compensation, Nominating, and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. Since fiscal year 2006, grants have included restricted stock, RSUs, PSAs, and stock-settled SARs. Prior to 2006, non-qualified stock options were the primary form of stock-based compensation awarded, and some of those options remained outstanding at March 31, 2012. Outside directors automatically receive restricted stock units or shares of restricted stock following each annual meeting of shareholders.

Non-qualified stock options and SARs granted under the Plans have an exercise price equal to the market price of a share of common stock on the date of grant. All stock options currently outstanding under the Plans are fully vested and exercisable, and they expire ten years after the grant date. SARs granted under the Plans vest in equal one-third tranches one, two, and three years after the grant date and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. RSUs awarded under the Plans vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. RSUs awarded to outside directors vest three years after the grant date, and restricted stock vests upon the individual’s retirement from service as a director.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and SARs

The following tables summarize the Company’s stock option and SAR activity and related information for fiscal years 2010 through 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value
Fiscal Year Ended March 31, 2010:
Outstanding at beginning of year	719,557	$50.41
Granted	253,800	35.30
Exercised	(132,892)	36.09
Cancelled/expired	(8,667)	24.69
Outstanding at end of year	831,798	48.36

Fiscal Year Ended March 31, 2011:
Granted	153,600	39.71
Cancelled/expired	(62,800)	62.66
Outstanding at end of year	922,598	45.94

Fiscal Year Ended March 31, 2012:
Granted	170,400	37.86
Exercised	(195,948)	35.82
Cancelled/expired	(41,200)	59.25
Outstanding at end of year	855,850	$46.01	6.08	$4,023

Exercisable at end of year	521,444	$51.28	4.54	$1,078
Expected to vest in future periods	334,406	$37.79	8.49	$2,944

	Fiscal Year Ended March 31,
	2012	2011	2010
Total intrinsic value of stock options and SARs exercised	$1,745	$—	$2,238
Total fair value of SARs vested	$1,713	$1,849	$1,611
Intrinsic value and aggregate intrinsic value in the tables above are based on the difference between the market price of the underlying shares at the exercise date or balance sheet date, as applicable, and the exercise prices of the stock options and SARs. The closing market prices used to determine the aggregate intrinsic value at the end of each fiscal year were as follows: $46.60 at March 31, 2012, $43.54 at March 31, 2011, and $52.69 at March 31, 2010.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs

The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2010 through 2012:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2010:
Unvested at beginning of year	149,130	$49.84	74,900	$41.08	30,466	$45.96
Granted	73,589	35.93	17,550	39.76	63,450	29.67
Vested	(14,955)	47.21	(7,700)	40.41	—	—
Forfeited	—	—	—	—	(897)	45.96
Unvested at end of year	207,764	32.50	84,750	40.87	93,019	34.85

Fiscal Year Ended March 31, 2011:
Granted	63,992	41.40	—	—	38,400	33.95
Vested	(24,940)	46.35	(7,000)	41.96	—	—
Unvested at end of year	246,816	44.07	77,750	40.77	131,419	34.59

Fiscal Year Ended March 31, 2012:
Granted	84,290	38.28	—	—	57,383	35.56
Vested	(39,827)	35.94	(10,350)	37.52	(44,352)	45.96
Forfeited	—	—	—	—	(1,984)	33.30
Unvested at end of year	291,279	$43.72	67,400	$41.91	142,466	$31.45

Shares granted and vested in the above table include dividend equivalents on RSUs and any shares awarded above the base grant under the performance provisions of PSAs. Shares forfeited or canceled include any reductions from the base PSA grant under those same performance provisions.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

Determination of the Grant Date Fair Value of Stock-Based Compensation

As noted above, the Company granted SARs, RSUs, restricted stock, and PSAs during fiscal years 2010 through 2012. The fair values of the RSUs, restricted stock, and PSAs were based on the market price of the common stock on the grant date. The fair values of the SARs were estimated using the Black-Scholes pricing model and the following assumptions:

	Fiscal Year Ended March 31,
	2012	2011	2010
Assumptions:
Expected term	5 years	5 years	5 years
Expected volatility	35.80%	35.30%	39.00%
Expected dividend yield	5.07%	4.73%	5.21%
Risk-free interest rate	1.66%	2.36%	2.51%

Resulting fair value of SARs granted	$7.46	$8.35	$7.85

The expected term was based on the Company’s historical stock option and SAR exercise data for instruments with comparable features and economic characteristics. The expected volatility was estimated based on historical volatility of the Company’s common stock using weekly closing prices. The expected dividend yield was based on the annualized quarterly dividend rate and the market price of the common stock at grant date. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the grant date for securities with a remaining term equal to the expected term of the SARs. Since all SAR grants were awarded on the same date in each of the three fiscal years 2010 through 2012, the fair values shown in the above table represent the weighted-average grant date fair values for those years.

Recognition of Compensation Expense

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2012, 2011, and 2010, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Total stock-based compensation expense	$5,987	$5,893	$6,133
Income tax benefit recorded on stock-based compensation expense	$2,095	$2,063	$2,147

At March 31, 2012, the Company had $3.7 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.1 years. Cash proceeds from the exercise of stock options were not material for the fiscal years ended March 31, 2012, 2011, or 2010.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.   COMMITMENTS AND OTHER MATTERS

Commitments

The Company enters into contracts to purchase tobacco from farmers in a number of the countries in which it operates. The majority of these contracts are with farmers in Brazil and several African countries. Most contracts cover one annual growing season. Primarily with the farmer contracts in Brazil, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2012, the Company had contracts to purchase approximately $614 million of tobacco, $600 million of which represented volumes to be delivered during the coming fiscal year. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by advances to farmers and other suppliers, which totaled approximately $135 million at March 31, 2012. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the seasonal or long-term financing it provided to the farmers. As noted above and discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers, primarily in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $58 million at March 31, 2012.

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At March 31, 2012, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $20 million ($26 million face amount including unpaid accrued interest, less $6 million recorded for the fair value of the guarantees). About 90% of these guarantees expire within one year, and all of the remainder expire within two years. As noted above, the subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at March 31, 2012, was the face amount, $26 million including unpaid accrued interest ($73 million as of March 31, 2011). The fair value of the guarantees was a liability of approximately $6 million at March 31, 2012, and $21 million at March 31, 2011. In addition to these guarantees, the Company has other contingent liabilities totaling approximately $4 million.

Major Customers

A material part of the Company’s business is dependent upon a few customers. For the fiscal years ended March 31, 2012, 2011 and 2010, revenue from Philip Morris International, Inc. was approximately $610 million, $750 million, and $700 million, respectively. For the same periods, Imperial Tobacco Group, PLC accounted for revenue of approximately $360 million, $320 million, and $250 million, respectively, and Japan Tobacco, Inc. accounted for revenue of approximately $213 million, $340 million, and $575 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations. The loss of, or substantial reduction in business from, either customer would have a material adverse effect on the Company.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $8.3 million and $5.6 million at March 31, 2012 and 2011, respectively. At March 31, 2012 and 2011, net accounts receivable by reportable operating segment were as follows:

	March 31,
	2012	2011
Flue-cured and burley leaf tobacco operations:
North America	$44,802	$32,640
Other regions	310,489	269,613
Subtotal	355,291	302,253
Other tobacco operations	35,499	33,322
Consolidated accounts receivable, net	$390,790	$335,575

Sale of Property in Brazil

In November 2011, the Company sold land and buildings in Brazil that were formerly used for processing, storage, and office activities in exchange for $9.4 million in cash and two warehouses having an aggregate fair value of approximately $11.2 million. The transaction resulted in a gain of $11.1 million, which is reported in other income in the consolidated statement of income. In the consolidated statement of cash flows, the cash proceeds received in the transaction are included in proceeds from the sale of property, plant, and equipment in cash flows from investing activities. The fair value of the warehouses received was excluded from the statement of cash flows since it was non-cash consideration.

Fire Loss Insurance Settlement

In June 2011, an operating subsidiary of the Company in Europe completed settlement of an insurance claim related to a fire in 2010 that destroyed a portion of its facility and temporarily suspended factory operations. The Company and its subsidiary maintained general liability, business interruption, and replacement cost property insurance coverage on the facility. As part of the final settlement, the subsidiary received approximately $9.9 million of insurance proceeds to cover the cost of reconstructing the damaged portion of the facility and replacing equipment that was destroyed in the fire. A gain of approximately $9.6 million was recorded on the involuntary conversion of those assets in the quarter ended June 30, 2011, and is reported in other income in the consolidated statement of income. In addition, the subsidiary received insurance proceeds totaling approximately $6.9 million for business interruption related to the fire. Approximately $4.8 million of the business interruption recovery was recognized in earnings in fiscal year 2011, and the remaining $2.1 million was recognized in the quarter ended June 30, 2011. In the consolidated statement of cash flows, the insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities. All other insurance proceeds received during fiscal year 2011 or with the final claim settlement in fiscal year 2012 have been reported in cash flows from operating activities. Reconstruction of the facility was completed by the first quarter of fiscal year 2012, and the factory is fully operational.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assignment of Farmer Contracts and Sale of Related Assets in Brazil

In October 2010, Universal’s operating subsidiary in Brazil completed the assignment of tobacco production contracts with approximately 8,100 farmers to Philip Morris Brasil Industria e Comercio (“PMB”), a subsidiary of Philip Morris International (“PMI”). As part of the transaction, PMB acquired various related assets, including seasonal crop advances outstanding from the farmers. PMB also assumed the Company’s obligations under guarantees of bank loans to the farmers for crop financing. Subsequently, the Company also entered into an agreement to process tobaccos bought directly by PMB from farmers beginning with the 2011 crop year. In addition, the Company continues to sell processed leaf from Brazil to PMI and its subsidiaries. The Company received total cash proceeds of approximately $34.9 million from the assignment of farmer contracts and sale of related assets in fiscal year 2011 and recorded a gain of approximately $19.4 million, which was reported in other income in the consolidated statement of income. The determination of the gain included approximately $5.8 million of goodwill associated with the activities conveyed.

Statutory Severance and Pension Obligations in Malawi

In fiscal year 2008, the Company’s operating subsidiary in Malawi recorded a charge to accrue statutory severance obligations based on court rulings that found the severance benefits payable to employees upon retirement, death, involuntary termination, or termination by mutual agreement under the Malawi Employment Act of 2000, even in cases where employees are covered by a company-sponsored pension benefit. Because the effect of the court rulings was to entitle some employees to both private pension benefits and statutory severance benefits in cases of normal retirement, some of the rulings were appealed to higher courts. Effective June 1, 2011, new Employment and Pension legislation was enacted into law in Malawi. The new legislation changed prior law related to statutory severance benefits by eliminating the requirement to pay those benefits to employees in cases of normal retirement. At the same time, the legislation created a new requirement to provide pension benefits to employees who meet specified service criteria. The pension benefit to which employees are entitled under the new law enacted June 1, 2011 is generally equivalent to the accumulated statutory severance benefit under the old law, but it considers any pension or gratuity benefits previously or currently provided to employees under a company’s private pension programs. The Company’s operating subsidiary in Malawi has historically provided pension and gratuity payments to specified employee groups that reduce or offset the pension obligations provided under the new law. The Malawi subsidiary accounted for the enactment of the new legislation in its financial statements during the quarter ended June 30, 2011 by reversing approximately $4 million of the statutory severance liability no longer required under the new law.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.   OPERATING SEGMENTS

Universal’s operations involve selecting, procuring, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes and/or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. A substantial portion of the Company’s revenues are derived from sales to a limited number of large, multinational cigarette manufacturers.

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of or for the fiscal years ended March 31, 2012, 2011, and 2010, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2012	2011	2010	2012	2011	2010
Flue-cured and burley leaf tobacco operations:
North America	$314,248	$340,366	$357,195	$30,037	$59,278	$57,006
Other regions (1)	1,893,388	1,944,410	1,895,829	180,670	169,989	182,513
Subtotal	2,207,636	2,284,776	2,253,024	210,707	229,267	239,519
Other tobacco operations (2)	239,241	286,751	238,714	12,841	28,658	40,066
Segment total	2,446,877	2,571,527	2,491,738	223,548	257,925	279,585
Deduct:
Equity in pretax earnings of unconsolidated affiliates (3)				(3,195)	(8,634)	(22,376)
Restructuring and impairment costs (4)				(11,661)	(21,504)	—
Charge for (reversal of) European Commission fines (4)				(49,091)	7,445	—
Add:
Other income (4)				20,703	19,368	—
Consolidated total	$2,446,877	$2,571,527	$2,491,738	$180,304	$254,600	$257,209

	Segment Assets			Goodwill
	March 31,			March 31,
	2012	2011	2010	2012	2011	2010
Flue-cured and burley leaf tobacco operations:
North America	$256,546	$289,950	$362,008	$—	$—	$—
Other regions (1)	1,712,970	1,612,558	1,649,349	96,564	96,543	102,224
Subtotal	1,969,516	1,902,508	2,011,357	96,564	96,543	102,224
Other tobacco operations (2)	297,403	325,359	359,683	1,713	1,713	1,713
Segment and consolidated totals	$2,266,919	$2,227,867	$2,371,040	$98,277	$98,256	$103,937

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2012	2011	2010	2012	2011	2010
Flue-cured and burley leaf tobacco operations:
North America	$10,201	$11,866	$11,953	$438	$3,080	$12,105
Other regions (1)	29,475	28,541	26,710	32,059	34,324	31,283
Subtotal	39,676	40,407	38,663	32,497	37,404	43,388
Other tobacco operations (2)	4,190	4,865	4,833	5,677	1,725	14,189
Segment and consolidated totals	$43,866	$45,272	$43,496	$38,174	$39,129	$57,577

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Oriental and Special Services, as well as inter-company eliminations. Oriental does not contribute significantly to the reported amounts for sales and other operating revenues, goodwill, depreciation and amortization, or capital expenditures because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $89.7 million, $110.8 million, and $101.4 million, at March 31, 2012, 2011, and 2010, respectively.

(3)	Item is included in segment operating income, but is not included in consolidated operating income.

(4)	Item is not included in segment operating income, but is included in consolidated operating income.

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data as of, or for, the fiscal years ended March 31, 2012, 2011, and 2010, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets consist of net property, plant, and equipment, goodwill, other intangibles, and certain other non-current assets.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2012	2011	2010
United States	$315,610	$340,313	$305,390
Belgium	210,425	345,774	469,067
Germany	210,791	267,087	199,768
All other countries	1,710,051	1,618,353	1,517,513
Consolidated total	$2,446,877	$2,571,527	$2,491,738

	Long-Lived Assets
	Fiscal Year Ended March 31,
	2012	2011	2010
United States	$75,330	$88,910	$100,698
Brazil	139,484	141,535	156,961
Mozambique	50,475	53,854	50,045
All other countries	137,169	131,950	128,921
Consolidated total	$402,458	$416,249	$436,625

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.   UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal years ended March 31, 2012 and 2011, is provided in the table below. Due to the seasonal nature of the Company's business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2012
Sales and other operating revenues	$479,465	$641,026	$672,420	$653,966
Gross profit	94,358	119,426	147,105	111,103
Net income (loss)	17,322	(7,997)	61,602	29,892
Net income (loss) attributable to Universal Corporation	15,888	(8,039)	58,453	25,755
Earnings (loss) available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	12,176	(11,752)	54,741	22,042
Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	0.52	(0.51)	2.36	0.95
Diluted	0.52	(0.51)	2.06	0.91
Cash dividends declared per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.48	0.48	0.49	0.49
Market price range of common stock:
High	45.72	41.48	47.38	48.60
Low	36.94	35.11	35.78	44.88

Fiscal Year Ended March 31, 2011
Sales and other operating revenues	$538,916	$664,188	$688,208	$680,215
Gross profit	102,237	133,274	154,044	118,778
Net income	24,418	53,783	57,585	28,764
Net income attributable to Universal Corporation	25,320	51,831	52,298	27,116
Earnings available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	21,608	48,118	48,586	23,403
Earnings per share attributable to Universal Corporation common shareholders:
Basic	0.89	2.00	2.05	1.00
Diluted	0.87	1.78	1.82	0.95
Cash dividends declared per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.47	0.47	0.48	0.48
Market price range of common stock:
High	55.92	44.82	43.34	43.72
Low	38.38	35.44	37.05	37.74

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

UNIVERSAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results were as follows:

•
First Quarter 2012 – restructuring costs of $6.9 million that included approximately $3.8 million for employee termination benefits, primarily related to the Company’s U.S. operations, and $3.1 million of costs incurred to exit a supplier arrangement in Europe in response to market changes. The restructuring costs reduced net income attributable to Universal Corporation by $4.4 million and diluted earnings per share by $0.19. The Company also recorded a $9.6 million gain on insurance settlement proceeds to replace factory and equipment lost in a fire at a plant in Europe. The gain on insurance settlement proceeds increased net income attributable to Universal Corporation by $6.2 million and diluted earnings per share by $0.27.

•
Second Quarter 2012 – restructuring costs of $3.0 million primarily related to voluntary and involuntary terminations in the Company’s operations in the U.S. and South America that reduced net income attributable to Universal Corporation by $1.9 million and diluted earnings per share by $0.08. In addition, the Company recorded a charge of $49.1 million to accrue a fine and accumulated interest imposed jointly on the Company and Deltafina, S.p.A. (“Deltafina”), its Italian subsidiary, by the European Commission related to tobacco buying practices in Italy. The charge reflected a September 2011 appeals court decision rejecting Deltafina’s application to reinstate its immunity in the case. The charge reduced net income attributable to Universal Corporation by $46.2 million and diluted earnings per share by $1.85. Deltafina has appealed the September 2011 appeals court decision to the next court level.

•
Third Quarter 2012 – a gain of $11.1 million on the sale of land and buildings in Brazil that were most recently used for storage activities. The gain increased net income attributable to Universal Corporation by $7.2 million and diluted earnings per share by $0.25.

•
Fourth Quarter 2012 – restructuring costs of approximately $1.4 million primarily related to voluntary and involuntary separations in various locations. The restructuring costs reduced net income attributable to Universal Corporation by $0.9 million and diluted earnings per share by $0.03.

•
First Quarter 2011 – restructuring costs of $0.9 million associated with voluntary early retirement offers aimed at reducing costs in the Company’s U.S. operations. The restructuring costs reduced net income attributable to Universal Corporation by approximately $0.6 million and diluted earnings per share by $0.02.

•
Second Quarter 2011 – a $7.4 million reversal of a portion of a charge recorded in fiscal year 2005 to accrue a fine imposed by the European Commission on Deltafina related to tobacco buying practices in Spain. The reversal reflected a favorable court decision in Deltafina’s appeal of the fine and increased net income attributable to Universal Corporation by $4.8 million and diluted earnings per share by $0.17. The Company also recorded restructuring costs of approximately $2.0 million primarily related to voluntary early retirement offers in the Company’s U.S. operations and voluntary and involuntary separations in various other locations. The restructuring costs reduced net income attributable to Universal Corporation by $1.3 million and diluted earnings per share by $0.05.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 25, 2012

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control

The Board of Directors and Shareholders of
Universal Corporation

We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012 and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 25, 2012

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

For the three years ended March 31, 2012, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.

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

As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2012. Their report on this audit appears on page 90 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2012 Proxy Statement.

The following are executive officers of the Company as of May 25, 2012.

Name and Age	Position	Business Experience During Past Five Years
G. C. Freeman, III (49)	Chairman, President and Chief Executive Officer
Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.

W. K. Brewer (53)	Executive Vice President and Chief Operating Officer
Mr. Brewer was elected Executive Vice President and Chief Operating Officer in August 2008, Vice President of Universal Corporation in August 2007, and Executive Vice President of Universal Leaf Tobacco Company, Incorporated (“Universal Leaf”) in March 2006. Mr. Brewer served as President of Universal Leaf North America U.S., Inc. from January 2002 until March 2006. He has been employed with the Company since 1977.

D. C. Moore (56)	Senior Vice President and Chief Financial Officer
Mr. Moore was elected Senior Vice President and Chief Financial Officer effective September 2008. Mr. Moore served as Vice President and Chief Administrative Officer from April 2006 until September 2008, as Senior Vice President of Universal Leaf from September 2005 until April 2006, and as Managing Director of Universal Leaf International SA from April 2002 until September 2005. He has been employed with the Company since 1978.

R. M. Paul (54)	Executive Vice President, Universal Leaf Tobacco Company, Inc.	Mr. Paul has served as Executive Vice President, Universal Leaf, with responsibility for sales activities, since March 2006. He has been employed with the Company since 1979.
T. G. Broome (58)	Executive Vice President, Universal Leaf Tobacco Company, Inc.
Mr. Broome was elected Executive Vice President, Universal Leaf, with responsibility for sales activities, in April 2011. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.

P. D. Wigner (43)	Vice President, General Counsel, Secretary & Chief Compliance Officer
Mr. Wigner was elected Chief Compliance Officer in November 2007, Vice President in August 2007, and General Counsel and Secretary in November 2005. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.

J. A. Huffman (50)	Senior Vice President, Information and Planning, Universal Leaf Tobacco Company, Inc.
Mr. Huffman was elected Senior Vice President, Information and Planning, Universal Leaf, in August 2007. From September 2003 to August 2007, Mr. Huffman served as Senior Vice President. From September 2002 to September 2003, Mr. Huffman served as Vice President and Controller. He has been employed with the Company since 1996.

C. C. Formacek (52)	Vice President and Treasurer
Ms. Formacek was elected Vice President and Treasurer effective April 2012. Ms. Formacek served as Treasurer of Universal Leaf from April 2011 through March 2012. She joined the Company in September 2009 and served as Assistant Treasurer of Universal Leaf from that time through March 2011. Ms. Formacek formerly served as Treasurer of Chesapeake Corporation from January 2005 through July 2009.

R. M. Peebles (54)	Vice President and Controller	Mr. Peebles was elected Vice President and Controller in April 2011. Mr. Peebles joined the Company in September 2003 and served as Controller from that time through March 2011.

There are no family relationships between any of the above officers.

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

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2012 Proxy Statement and such information is incorporated by reference herein.

Item 11.   Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2012 Proxy Statement, which information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Shares of the Company’s common stock are authorized for issuance with respect to the Company’s compensation plans. The following table sets forth information as of March 31, 2012, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by shareholders:
1994 Amended and Restated Stock Option Plan for Non-Employee Directors	5,000	$41.66	—
1997 Executive Stock Plan	1,000	35.81	—
2002 Executive Stock Plan	364,984	56.15	124,240	(2)
2007 Stock Incentive Plan	918,611	39.04	1,012,803	(3)
Equity compensation plans not approved by shareholders (4)	—	—	—
Total	1,289,595	$43.89	1,137,043

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants, and rights.

(2)
The 2002 Executive Stock Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units. Of the 124,240 shares of common stock remaining available for future issuance under that plan, none are available for awards of common stock or restricted stock.

(3)
The 2007 Stock Incentive Plan permits grants of stock options and stock appreciation rights, and awards of common stock, restricted stock, and phantom stock/restricted stock units. Of the 1,012,803 shares of common stock remaining available for future issuance under that plan, 283,895 shares are available for awards of common stock, restricted stock units, or restricted stock.

(4)	All of the Company’s equity compensation plans have been approved by shareholders.

Refer also to the caption “Stock Ownership” in the Company’s 2012 Proxy Statement, which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Refer to the caption “Certain Transactions” in the Company’s 2012 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2012 Proxy Statement and such information is incorporated by reference herein.

Item 14.   Principal Accounting Fees and Services

Refer to the caption “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2012 Proxy Statement, which information is incorporated herein by reference.

PART IV

 Item 15.   Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report:

1.	Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2012, 2011,
and 2010
Consolidated Balance Sheets at March 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2012, 2011, and 2010
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2012, 2011, and 2010
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

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2012, 2011, and 2010

Description	Balance at Beginning of Period	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (a)	Balance at End of Period
(in thousands of dollars)

Fiscal Year Ended March 31, 2010:
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$6,037	$697	$—	$123	$6,857

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	28,164	18,514	—	9,565	56,243

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	12,257	3,174	—	2,162	17,593

Fiscal Year Ended March 31, 2011:
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$6,857	$(681)	$—	$(573)	$5,603

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	56,243	18,666	—	29	74,938

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	17,593	3,785	—	748	22,126

Fiscal Year Ended March 31, 2012:
Allowance for doubtful accounts (deducted from accounts receivable and other noncurrent assets)	$5,603	$4,244	$—	$(1,540)	$8,307

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	74,938	11,929	—	(12,485)	74,382

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	22,126	2,564	—	29	24,719

(a)	Includes direct write-offs of assets and currency remeasurement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION
May 25, 2012
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 25, 2012
George C. Freeman, III	(Principal Executive Officer)

/s/ DAVID C. MOORE	Senior Vice President and Chief Financial Officer	May 25, 2012
David C. Moore	(Principal Financial Officer)

/s/ ROBERT M. PEEBLES	Vice President and Controller	May 25, 2012
Robert M. Peebles	(Principal Accounting Officer)

/s/ JOHN B. ADAMS, JR.	Director	May 25, 2012
John B. Adams, Jr.

/s/ CHESTER A. CROCKER	Director	May 25, 2012
Chester A. Crocker

/s/ CHARLES H. FOSTER, JR.	Director	May 25, 2012
Charles H. Foster, Jr.

/s/ THOMAS H. JOHNSON	Director	May 25, 2012
Thomas H. Johnson

/s/ EDDIE N. MOORE, JR.	Director	May 25, 2012
Eddie N. Moore, Jr.

/s/ JEREMIAH J. SHEEHAN	Director	May 25, 2012
Jeremiah J. Sheehan

/s/ ROBERT C. SLEDD	Director	May 25, 2012
Robert C. Sledd

/s/ DR. EUGENE P. TRANI	Director	May 25, 2012
Dr. Eugene P. Trani

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation, effective August 9, 2011 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K Registration Statement filed August 9, 2011, File No. 001-00652).

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

10.31	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 001-00652).

10.32	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 001-00652).

10.33	Form of Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 001-00652).

10.34	Form Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed May 28, 2008, File No. 001-00652).

10.35	Form Performance Share Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.36	Form Restricted Stock Unit Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.37	Form Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.38	Form Performance Share Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed March 23, 2009, File No. 001-00652).

10.39
Purchase and Sale Agreement, dated July 6, 2006, by and between the Registrant, Deli Universal, Inc., NVDU Acquisition B.V., and N.V. Deli Universal (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed July 11, 2006, File No. 001-00652).

10.4
Form of Amended Employee Grantor Trust Enrollment Agreement dated December 29, 2006, between Universal Leaf Tobacco Company, Incorporated and named executive officers (Allen B. King, George C. Freeman, III, and Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 5, 2007, File No. 001-00652).

10.41
Universal Corporation 2007 Amended and Restated Stock Incentive Plan effective August 4, 2011 (incorporated herein by reference to Exhibit A to the Registrant’s definitive proxy statement filed June 30, 2011, File No. 001-00652).

10.42	Universal Corporation Executive Officer Annual Incentive Plan, as amended (incorporated herein by reference to the Registrant's definitive proxy statement filed June 25, 2009, File No. 001-00652).

10.43
Form of Universal Corporation 2010 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.44
Form of Universal Corporation Stock Appreciation Rights Agreement for executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.45	Form of Universal Corporation Performance Share Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

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

10.48
Form of Universal Corporation 2011 Restricted Stock Units Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2011, File No. 001-00652).

10.49
Form of Universal Corporation Stock Appreciation Rights Agreement for executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2011, File No. 001-00652).

10.50	Form of Universal Corporation Performance Share Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2011, File No. 001-00652).

10.51
Plea Agreement between Universal Leaf Tobacos Ltda., Universal Corporation and the United States Department of Justice (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 6, 2010, File No. 001-00652).

10.52
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

10.54
Credit Agreement dated November 3, 2011, among the Registrant, as Borrower; the Lenders from time to time party thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent and AgFirst Farm Credit Bank and The Royal Bank of Scotland plc as Co-Documentation Agents (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed November 8, 2011).

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for each of the three years ended March 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended March 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheets at March 31, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for each of the three years ended March 31, 2012, 2011 and 2010, (v) the Consolidated Statement of Shareholders’ Equity for each of the three years ended March 31, 2012, 2011 and 2010, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) Schedule II - Valuation and Qualifying Accounts, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

_________
*    Filed herewith.