Form 10-Q
period 2012-06-30
UNIVERSAL CORP /VA/
filed 2012-08-07
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

804-359-9311
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2012, the total number of shares of common stock outstanding was 23,367,744.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share data)

	Three Months Ended June 30,
	2012	2011
	(Unaudited)
Sales and other operating revenues	$461,391	$479,465
Costs and expenses
Cost of goods sold	369,361	385,107
Selling, general and administrative expenses	49,203	61,578
Other income	—	(9,592)
Restructuring costs	—	6,859
Operating income	42,827	35,513
Equity in pretax earnings (loss) of unconsolidated affiliates	1,369	(3,489)
Interest income	157	357
Interest expense	6,170	5,533
Income before income taxes and other items	38,183	26,848
Income taxes	12,950	9,526
Net income	25,233	17,322
Less: net income attributable to noncontrolling interests in subsidiaries	(2,108)	(1,434)
Net income attributable to Universal Corporation	23,125	15,888
Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)
Earnings available to Universal Corporation common shareholders	$19,413	$12,176

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$0.83	$0.52
Diluted	$0.81	$0.52

Weighted average common shares outstanding:
Basic	23,297	23,194
Diluted	28,391	23,513

Total comprehensive income, net of income taxes	$15,454	$22,987
Less: comprehensive income attributable to noncontrolling interests, net of income taxes	(2,197)	(1,430)
Comprehensive income attributable to Universal Corporation, net of income taxes	$13,257	$21,557

Dividends declared per common share	$0.49	$0.48

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30, 2012	June 30, 2011	March 31, 2012
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$207,393	$93,795	$261,699
Accounts receivable, net	292,633	322,690	390,790
Advances to suppliers, net	78,260	130,783	135,317
Accounts receivable—unconsolidated affiliates	59,858	47,111	7,370
Inventories—at lower of cost or market:
Tobacco	962,347	987,379	682,095
Other	61,162	60,871	53,197
Prepaid income taxes	17,921	20,493	20,819
Deferred income taxes	51,967	54,479	51,025
Other current assets	65,610	77,527	88,317
Total current assets	1,797,151	1,795,128	1,690,629

Property, plant and equipment
Land	17,059	14,186	17,087
Buildings	228,191	241,771	228,982
Machinery and equipment	539,310	537,693	537,031
	784,560	793,650	783,100
Less accumulated depreciation	(486,925)	(483,481)	(479,908)
	297,635	310,169	303,192
Other assets
Goodwill and other intangibles	99,211	99,461	99,266
Investments in unconsolidated affiliates	89,189	113,745	93,312
Deferred income taxes	21,219	12,957	23,634
Other noncurrent assets	50,097	66,165	56,886
	259,716	292,328	273,098

Total assets	$2,354,502	$2,397,625	$2,266,919

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$149,855	$263,302	$128,016
Accounts payable and accrued expenses	207,526	217,225	187,790
Accounts payable—unconsolidated affiliates	54	322	295
Customer advances and deposits	69,371	65,588	16,832
Accrued compensation	29,843	22,532	30,659
Income taxes payable	17,459	10,942	12,866
Current portion of long-term obligations	17,500	95,000	16,250
Total current liabilities	491,608	674,911	392,708

Long-term obligations	390,000	321,612	392,500
Pensions and other postretirement benefits	140,820	105,377	140,529
Other long-term liabilities	85,454	44,729	90,609
Deferred income taxes	40,200	45,468	44,583
Total liabilities	1,148,082	1,192,097	1,060,929

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,999 shares issued and outstanding (219,999 at June 30, 2011 and March 31, 2012)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,356,713 shares issued and outstanding (23,226,863 at June 30, 2011, and 23,257,175 at March 31, 2012)	196,410	192,590	196,135
Retained earnings	862,480	823,793	854,654
Accumulated other comprehensive loss	(90,229)	(39,107)	(80,361)
Total Universal Corporation shareholders' equity	1,181,684	1,190,299	1,183,451
Noncontrolling interests in subsidiaries	24,736	15,229	22,539
Total shareholders' equity	1,206,420	1,205,528	1,205,990

Total liabilities and shareholders' equity	$2,354,502	$2,397,625	$2,266,919

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,233	$17,322
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	10,803	11,027
Amortization	434	400
Provision for losses on advances and guaranteed loans to suppliers	1,459	4,254
Foreign currency remeasurement loss (gain), net	(8,790)	178
Gain on fire loss insurance settlement	—	(9,592)
Restructuring costs	—	6,859
Other, net	(3,495)	10,371
Changes in operating assets and liabilities, net	(83,580)	(186,063)
Net cash used by operating activities	(57,936)	(145,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,726)	(8,827)
Proceeds from sale of property, plant and equipment	1,965	5,817
Proceeds from fire loss insurance settlement	—	9,933
Net cash provided (used) by investing activities	(6,761)	6,923

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	26,958	109,662
Repayment of long-term obligations	(1,250)	—
Issuance of common stock	—	134
Repurchase of common stock	—	(4,004)
Dividends paid on convertible perpetual preferred stock	(3,712)	(3,712)
Dividends paid on common stock	(11,396)	(11,195)
Net cash provided by financing activities	10,600	90,885

Effect of exchange rate changes on cash	(209)	224
Net decrease in cash and cash equivalents	(54,306)	(47,212)
Cash and cash equivalents at beginning of year	261,699	141,007
Cash and cash equivalents at end of period	$207,393	$93,795

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is the leading global leaf tobacco supplier. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2011-08, “Testing for Goodwill Impairment” (“ASU 2011-08”). The objective of ASU 2011-08 is to simplify the process of testing for goodwill impairment by permitting companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under this guidance, companies are only required to calculate the fair value of a reporting unit if the qualitative evaluation indicates that it is more likely than not that the fair value is less than the carrying amount. The adoption of ASU 2011-08 did not have an impact on the Company’s financial statements.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At June 30, 2012, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $3 million ($5 million face amount including unpaid accrued interest, less $2 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at June 30, 2012 was the face amount, $5 million including unpaid accrued interest ($39 million at June 30, 2011, and $26 million at March 31, 2012). The fair value of the guarantees was a liability of approximately $2 million at June 30, 2012 ($14 million at June 30, 2011, and $6 million at March 31, 2012). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $4 million at June 30, 2012.

European Commission Fines in Italy

In 2002, the Company reported that it was aware that the European Commission (the "Commission") was investigating certain aspects of the leaf tobacco markets in Italy. Deltafina buys and processes tobacco in Italy. The Company reported that it did not believe that the Commission investigation in Italy would result in penalties being assessed against it or its subsidiaries that would be material to the Company’s earnings. The reason the Company held this belief was that it had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court. Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina has appealed the decision of the General Court to the European Court of Justice, and a hearing has been scheduled for October 16, 2012. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. The accrued liability is reported in other long-term liabilities. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. The Company expects the appeal to take up to two years, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

Hupan and Chalanuk Lawsuits

The Company has been named along with multiple other defendants in Hupan, et al. v. Alliance One International, Inc., et al., and Chalanuk, et al. v. Alliance One International, Inc., et al., which are separate but related lawsuits filed in New Castle County, Delaware state court on February 14, 2012, and April 5, 2012, respectively.  The lawsuits were brought by eight Argentine minor children born between 1996 and 2008 and their parents in Hupan, and forty-one minor Argentine children born between 1986 and 2009 and their parents in Chalanuk.  The parent-plaintiffs allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., beginning in the 1980's and that they and their infant children were exposed directly and in utero to herbicides and pesticides used in the production and cultivation of tobacco that caused various alleged birth defects.  The Company has been sued based upon its alleged business dealings with co-defendants in the production of tobacco by Tabacos Norte, S.A.  The plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law.  The Company intends to vigorously defend the lawsuits.  At this time, the case remains in an initial procedural phase, and it is not possible to predict an ultimate outcome or what liability, if any, the Company may incur.

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

Advances to Suppliers

In some regions where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. Primarily in Brazil, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $155 million at June 30, 2012, $227 million at June 30, 2011, and $225 million at March 31, 2012. The related valuation allowances totaled $67 million at June 30, 2012, $83 million at June 30, 2011, and $74 million at March 31, 2012, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $1 million and $4 million, in the three-month periods ended June 30, 2012 and 2011, respectively. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Accrual of interest is discontinued when an advance is not expected to be fully collected.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2012 , the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $77 million ($85 million at June 30, 2011, and $82 million at March 31, 2012), and the related valuation allowances totaled approximately $25 million ($25 million at June 30, 2011, and $25 million at March 31, 2012). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $24 million based on the exchange rate for the Brazilian currency at June 30, 2012. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary took steps to contest the full amount of the assessment. As of June 30, 2012, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $18 million. The subsidiary is continuing to contest the full remaining amount of the assessment. No liability has been recorded at June 30, 2012, as no loss is considered probable at this time.

Fire Loss Insurance Settlement

In June 2011, an operating subsidiary of the Company in Europe completed settlement of an insurance claim related to a fire in 2010 that destroyed a portion of its facility and temporarily suspended factory operations. The Company and its subsidiary maintained general liability, business interruption, and replacement cost property insurance coverage on the facility. As part of the final settlement, the subsidiary received approximately $9.9 million of insurance proceeds to cover the cost of reconstructing the damaged portion of the facility and replacing equipment that was destroyed in the fire. A gain of approximately $9.6 million was recorded on the involuntary conversion of those assets in the quarter ended June 30, 2011, and is reported in other income in the consolidated statement of income. In addition, the subsidiary received insurance proceeds totaling approximately $6.9 million for business interruption related to the fire. Approximately $4.8 million of the business interruption recovery was recognized in earnings in fiscal year 2011, and the remaining $2.1 million was recognized in the quarter ended June 30, 2011. In the consolidated statement of cash flows, the insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities. All other insurance proceeds have been reported in cash flows from operating activities. Reconstruction of the facility was completed by the first quarter of fiscal year 2012, and the factory is fully operational.

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

NOTE 4. RESTRUCTURING AND IMPAIRMENT COSTS

During fiscal years 2011 and 2012, Universal recorded approximately $33 million of restructuring and impairment costs related to various initiatives to adjust operations and reduce costs. Approximately $12 million of those costs related to the closing of the Company’s leaf tobacco processing facility in Canada. The remaining amounts were associated with various other cost reduction initiatives, including voluntary early retirement offers and involuntary separations at the Company’s headquarters and operating locations in the United States, South America, Africa, Europe, and Asia, as well as costs related to the termination of a business arrangement with a supplier and processor of tobacco in Europe in response to market changes. The restructuring and impairment costs primarily related to operating subsidiaries that are part of the North America and Other Regions reportable segments.

No restructuring or impairment costs were recorded during the three months ended June 30, 2012. A summary of the restructuring costs recorded during the three months ended June 30, 2011, is as follows:

(in thousands of dollars)	Three Months Ended June 30, 2011

Employee termination benefits	$3,762
Other restructuring costs	3,097
Total	$6,859

A reconciliation of the Company’s liability for the employee termination benefits and other restructuring costs discussed above for the three months ended June 30, 2012 and 2011, is as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total

Balance at beginning of year	$6,386	$225	$6,611
Costs charged to expense	3,762	3,097	6,859
Payments	(5,194)	(36)	(5,230)
Balance at June 30, 2011	$4,954	$3,286	$8,240

Balance at beginning of year	$1,271	$291	$1,562
Payments	(782)	(216)	(998)
Balance at June 30, 2012	$489	$75	$564

Most of the restructuring liability remaining at June 30, 2012 is expected to be paid by the end of the current fiscal year. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring costs and asset impairment charges in future periods as business changes occur and additional cost savings initiatives are implemented.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except per share data)	2012	2011

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$23,125	$15,888
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	19,413	12,176

Denominator for basic earnings per share
Weighted average shares outstanding	23,297	23,194

Basic earnings per share	$0.83	$0.52

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$19,413	$12,176
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	—
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	23,125	12,176

Denominator for diluted earnings per share
Weighted average shares outstanding	23,297	23,194
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,788	—
Employee share-based awards	306	319
Denominator for diluted earnings per share	28,391	23,513

Diluted earnings per share	$0.81	$0.52

For the three months ended June 30, 2012 and 2011, certain stock appreciation rights and certain stock options outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive. These shares totaled 399,801 at a weighted-average exercise price of $55.37 for the quarter ended June 30, 2012, and 585,601 at a weighted-average exercise price of $51.43 for the quarter ended June 30, 2011. In addition, for the three months ended June 30, 2011, conversion of the Company’s outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effect would have been antidilutive.

NOTE 6.   INCOME TAXES

The Company is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company's earnings, as can the resolution of pending and contested tax issues. The consolidated income tax rate is affected by a number of factors, including the mix of domestic and foreign earnings and investments, local tax rates of subsidiaries, repatriation of foreign earnings, the effect of exchange rate changes on deferred taxes, and the Company's ability to utilize foreign tax credits.

The consolidated effective income tax rate was approximately 33.9% for the quarter ended June 30, 2012, and approximately 35.5% for the quarter ended June 30, 2011. The rate for the quarter ended June 30, 2012 was slightly lower than the 35% U.S. federal statutory rate primarily due to the effect of changes in exchange rates on deferred income tax assets and liabilities of foreign subsidiaries.

NOTE 7.   DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange contracts. However, the Company’s policy also permits other types of derivative instruments. In addition, foreign currency exchange rate risk is also managed through strategies that do not involve derivative instruments, such as using local borrowings and other approaches to minimize net monetary positions in non-functional currencies. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and the consolidated balance sheets. In the consolidated statements of cash flows, the cash flows associated with all of these activities are reported in net cash provided by operating activities. The Company has not hedged any net investment in the equity of subsidiaries denominated in currencies other than the U.S. dollar.

Hedging Strategy for Interest Rate Risk

The Company previously entered into receive-fixed/pay-floating interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. At June 30, 2011, the Company had receive-fixed/pay-floating interest rate swaps outstanding in the total notional amount of $245 million. During the third quarter of fiscal year 2012, several of those swap contracts in the notional amount of $50 million were settled on maturity of the underlying debt, and the remaining contracts in the total notional amount of $195 million were settled prior to maturity at an aggregate gain of approximately $13 million. That gain is being amortized over the remaining terms of the underlying debt instruments as a reduction in interest expense. No fixed-to-floating interest rate swap agreements were outstanding at June 30, 2012.

During the third quarter of fiscal year 2012, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its outstanding amortizing bank term loan. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The aggregate notional amount of the interest rate swaps will be reduced over a five-year period as payments are made on the loan. At June 30, 2012, the total notional amount of the swaps was approximately $98 million, which corresponded with the outstanding balance of the loan.

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

The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first three months of fiscal years 2013 and 2012, was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2012	2011

Tobacco purchases	$64.3	$59.8
Processing costs	13.7	17.6
Total	$78.0	$77.4

All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for amounts related to any ineffective portion of the hedging strategy, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

At June 30, 2012, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. Purchases of the 2011-2012 crop are expected to be completed by August 2012, and all forward contracts to hedge those purchases will mature and be settled by that time.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company may enter into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. The Company does not designate these contracts as hedges for accounting purposes. Gains and losses on forward contracts would be recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. No forward contracts were entered for this purpose in fiscal year 2012, or through the first quarter of fiscal year 2013. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(in thousands of dollars)	2012	2011

Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$—	$1,419
Location of gain (loss) recognized in earnings	Interest expense
Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$—	$(1,419)
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(889)	$—
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(229)	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(7,929)	$3,447
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(587)	$438
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(1,417)	$796
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(2,269)	$2,037
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements designated as fair value hedges, since the hedges had no ineffectiveness, the gain or loss recognized in earnings on the derivative was offset by a corresponding loss or gain on the underlying hedged debt. For the interest rate swap agreements designated as cash flow hedges, as of June 30, 2012, approximately $1 million is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $8.2 million remained in accumulated other comprehensive loss at June 30, 2012. That balance reflects net losses on open and settled contracts primarily related to the 2011-2012 crop, less the amount reclassified to earnings related to tobacco sold through June 30, 2012. The majority of the balance in the accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2013 as the remaining 2011-2012 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2012, 2011 and March 31, 2012:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2012	June 30, 2011	March 31, 2012		June 30, 2012	June 30, 2011	March 31, 2012

Derivatives Designated as Hedging Instruments
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$—	$11,612	$—	Long-term obligations	$—	$—	$—

Interest rate swap agreements designated as cash flow hedges	Other non-current assets	—	—	—	Other long-term liabilities	1,779	—	1,119

Forward foreign currency exchange contracts	Other current assets	111	758	83	Accounts payable and accrued expenses	1,112	—	925
Total		$111	$12,370	$83		$2,891	$—	$2,044

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$243	$1,185	$273	Accounts payable and accrued expenses	$1,124	$103	$427
Total		$243	$1,185	$273		$1,124	$103	$427

NOTE 8.   FAIR VALUE MEASUREMENTS

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

At June 30, 2012, June 30, 2011 and March 31, 2012, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	June 30, 2012
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,524	$—	$—	$1,524
Trading securities associated with deferred compensation plans	18,437	—	—	18,437
Forward foreign currency exchange contracts	—	354	—	354
Total assets	$19,961	$354	$—	$20,315

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,994	$1,994
Interest rate swap agreements	—	1,779	—	1,779
Forward foreign currency exchange contracts	—	2,236	—	2,236
Total liabilities	$—	$4,015	$1,994	$6,009

	June 30, 2011
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$7,300	$—	$—	$7,300
Trading securities associated with deferred compensation plans	20,773	—	—	20,773
Interest rate swap agreements	—	11,612	—	11,612
Forward foreign currency exchange contracts	—	1,943	—	1,943
Total assets	$28,073	$13,555	$—	$41,628

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$13,414	$13,414
Forward foreign currency exchange contracts	—	103	—	103
Total liabilities	$—	$103	$13,414	$13,517

	March 31, 2012
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$48,546	$—	$—	$48,546
Trading securities associated with deferred compensation plans	19,803	—	—	19,803
Forward foreign currency exchange contracts	—	356	—	356
Total assets	$68,349	$356	$—	$68,705

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$5,932	$5,932
Interest rate swap agreements	—	1,119	—	1,119
Forward foreign currency exchange contracts	—	1,352	—	1,352
Total liabilities	$—	$2,471	$5,932	$8,403

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

Guarantees of bank loans to tobacco growers

The Company guarantees bank loans to tobacco growers in Brazil for crop financing and construction of curing barns or other tobacco producing assets. In the event that the farmers default on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluates the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees is determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses is then calculated at a risk-adjusted interest rate (5.0% as of June 30, 2012 and 9.5% as of June 30, 2011) that is aligned with the expected duration of the liability and includes an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate may result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2012 and 2011 is provided below. A significant number of the loans in the portfolio reached their maturity dates during fiscal year 2012. The Company satisfied its obligations under the related guarantees by remitting payment to the banks and taking title to the loans, thereby reducing the guarantee liability.

	Three Months Ended June 30,
(in thousands of dollars)	2012	2011

Balance at beginning of year	$5,932	$20,699
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year and other loans from portfolio)	(4,075)	(8,979)
Transfer from allowance for loss on direct loans to farmers (addition of current crop year loans)	291	894
Change in discount rate and estimated collection period	32	280
Currency remeasurement	(186)	520
Balance at end of period	$1,994	$13,414

Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $427 million at June 30, 2012, $426 million at June 30, 2011, and $428 million at March 31, 2012. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2012	2011	2012	2011

Service cost	$1,224	$1,290	$148	$189
Interest cost	3,166	3,451	576	578
Expected return on plan assets	(3,497)	(3,709)	(31)	(34)
Net amortization and deferral	2,518	1,342	52	(58)
Net periodic benefit cost	$3,411	$2,374	$745	$675

During the quarter ended June 30, 2012, the Company made contributions of approximately $1.5 million to its pension plans. Additional contributions of approximately $15.4 million are expected during the remaining nine months of fiscal year 2013, including $6.5 million to the Company's ERISA-regulated U.S. plan and $8.9 million to its non-ERISA regulated and other plans.

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

During the three-month periods ended June 30, 2012 and 2011, Universal issued the following stock-based awards, representing the regular annual grants to officers of the Company:

	Three Months Ended June 30,
	2012	2011

SARs:
Number granted	—	170,400
Exercise price	N/A	$37.86
Grant date fair value	N/A	$7.46

RSUs:
Number granted	63,550	57,100
Grant date fair value	$44.18	$37.86

PSAs:
Number granted	60,850	42,600
Grant date fair value	$38.14	$31.95

As indicated above, the Compensation Committee awarded only grants of RSUs and PSAs in June 2012, and did not award any grants of SARs. The grant date fair value of the SARs awarded in June 2011 was estimated using the Black-Scholes pricing model and the following assumptions:

2011

Expected term	5 years
Expected volatility	35.80%
Expected dividend yield	5.07%
Risk-free interest rate	1.66%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the three-month periods ended June 30, 2012 and 2011, the Company recorded total stock-based compensation expense of approximately $2.1 million and $2.5 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3.2 million during the remaining nine months of fiscal year 2013.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2012	2011

SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$60,486	$58,629
Other regions (1)	337,533	358,650
Subtotal	398,019	417,279
Other tobacco operations (2)	63,372	62,186
Consolidated sales and other operating revenues	$461,391	$479,465

OPERATING INCOME
Flue-cured and burley leaf tobacco operations:
North America	$978	$5,577
Other regions (1)	34,841	20,909
Subtotal	35,819	26,486
Other tobacco operations (2)	8,377	2,805
Segment operating income	44,196	29,291
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	(1,369)	3,489
Restructuring costs (4)	—	(6,859)
Add: Other income (4)	—	9,592
Consolidated operating income	$42,827	$35,513

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 12. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,183,451	$22,539	$1,205,990	$1,185,606	$13,799	$1,199,405
Changes in common stock
Issuance of common stock	—	—	—	124	—	124
Repurchase of common stock	—	—	—	(661)	—	(661)
Accrual of stock-based compensation	2,136	—	2,136	2,536	—	2,536
Withholding of shares from stock-based compensation for grantee income taxes (SARs, RSUs, and PSAs)	(2,004)	—	(2,004)	(1,135)	—	(1,135)
Dividend equivalents on RSUs	143	—	143	118	—	118

Changes in retained earnings
Net income	23,125	2,108	25,233	15,888	1,434	17,322
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(3,712)	—	(3,712)	(3,712)	—	(3,712)
Common stock	(11,444)	—	(11,444)	(11,189)	—	(11,189)
Repurchase of common stock	—	—	—	(2,827)	—	(2,827)
Dividend equivalents on RSUs	(143)	—	(143)	(118)	—	(118)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	(5,307)	89	(5,218)	2,568	(4)	2,564
Foreign currency hedge, net of income taxes	(5,810)	—	(5,810)	2,298	—	2,298
Interest rate hedge, net of income taxes	(429)	—	(429)	—	—	—
Pension and other postretirement benefits, net of income taxes	1,678	—	1,678	803	—	803
Balance at end of period	$1,181,684	$24,736	$1,206,420	$1,190,299	$15,229	$1,205,528

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, anticipated levels of demand for and supply of its products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Liquidity and Capital Resources

Overview

The first fiscal quarter is generally a period of significant working capital investment in both Africa and Brazil as crops are delivered by farmers. We funded our working capital needs in the quarter ended June 30, 2012, using cash on hand, short-term borrowings, customer advances, and operating cash flows. Our working capital needs this quarter have been reduced largely due to changes in the supply chain in Europe and the timing of shipments in Africa.
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

Operating Activities
We used $58 million in net cash flows to fund our operating activities during the quarter ended June 30, 2012. That amount was $87 million lower than the level we required during the same quarter last fiscal year, primarily due to lower working capital needs in the current quarter. Tobacco inventory increased by $280 million over this period on seasonal leaf purchases and ended the quarter at $962 million. Tobacco inventory levels were $25 million lower than June 30, 2011 levels, principally due to smaller crops in South America and reductions of inventories in the United States, partly offset by higher inventories in Africa from last year's large crops and earlier buying this year. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.
Advances to suppliers were $78 million at June 30, 2012, a reduction of $57 million from March 31, 2012, as crops were delivered in payment of those balances. Compared to the same period last fiscal year, advances to suppliers and accounts receivable were down $52 million and $30 million, respectively, reflecting changes in the supply chain in Europe and smaller crops in South America. Accounts receivable decreased by $98 million compared to March 31, 2012, reflecting seasonal decreases. Conversely, accounts receivable from unconsolidated affiliates were $53 million above March 31, 2012 levels, reflecting seasonal increases. The increase in customer advances and deposits of $53 million over March 31, 2012 levels also reflected normal seasonal patterns.

We generally do not purchase material quantities of tobacco on a speculative basis. The majority of our inventories are not considered to be at risk as they are committed for sale to customers. At June 30, 2012, our uncommitted inventories were $97 million, or about 10% of total tobacco inventory, compared to $143 million, or about 21% of our March 31, 2012 inventory, and $201 million, or about 20% of our June 30, 2011 inventory. The percentage of uncommitted inventories at June 30, 2012, is near the bottom of the normal range for our business and reflects leaf sales in our North America segment that have depleted uncommitted inventories there, as well as the smaller crops in South America.
Investing Activities
During the quarters ended June 30, 2012 and 2011, we invested about $9 million in our fixed assets. Depreciation expense was approximately $11 million for the same periods. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. We currently have no major capital expenditures planned in fiscal year 2013. However, from time to time, we identify opportunities that may require significant capital investment. In the quarter ended June 30, 2011, we received $6 million in proceeds from the sale of fixed assets, including the sale of our Canadian facilities, and we received $10 million from an insurance settlement on assets destroyed by a fire.
Financing Activities
We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by about $127 million to $419 million during the quarter ended June 30, 2012, primarily due to seasonal working capital requirements. Net debt as a percentage of net capitalization was approximately 26% at June 30, 2012, and reflected normal seasonal expansion, within our target range. It is up from about 19% at March 31, 2012, and down from approximately 35% at June 30, 2011. Net debt was about $232 million lower than June 30, 2011 levels, reflecting lower working capital needs. As of June 30, 2012, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. We had $450 million available under a committed revolving credit facility that will mature in November 2016, and $207 million in cash and cash equivalents. Our short-term debt totaled $150 million, and we had $18 million of current maturities of long-term debt. In addition, we had about $360 million in unused, uncommitted credit lines. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs, current maturities of long-term debt, and currently anticipated capital expenditure requirements over the next twelve months.
Our Board of Directors approved our current share repurchase program in November 2011. The program expires in November 2013 and authorizes purchases of up to $100 million of our common stock. Under the authorization, we purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements. As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability. As of June 30, 2012, our available authorization under the program was $100 million and approximately 23.4 million common shares were outstanding.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2012, the fair value of our outstanding interest rate swap agreements was a liability of $1.8 million, and the notional amount swapped was $98 million. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable-rate amortizing term loan. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At June 30, 2012, the fair value of our open contracts was a liability of about $1 million. We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a liability of about $1 million at June 30, 2012.

Results of Operations

Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the first quarter of fiscal year 2013, which ended on June 30, 2012, was $23.1 million, or $0.81 per diluted share. Those results increased 46% compared to the same period last year, when net income was $15.9 million, or $0.52 per diluted share. Last year's results reflected the net effect of unusual items, including restructuring costs of $6.9 million before taxes ($0.19 per diluted share) and a $9.6 million pretax gain ($0.27 per diluted share) on insurance settlement proceeds to replace assets lost in a fire at a plant in Europe. Revenues for the first quarter of fiscal year 2013 of about $461 million were down $18 million, or 4%. The decrease was primarily attributable to a modest reduction in overall volumes, as well as lower average prices on carryover shipments of African tobaccos.

Flue-cured and Burley Operations

Operating income for the flue-cured and burley tobacco operations, which includes the North America and Other Regions segments, increased by about 35%, to $35.8 million for the quarter ended June 30, 2012, while revenues for those operations declined by about 5%, to $398 million, compared to the same quarter last year. In the Other Regions segment, operating income of $34.8 million was up $13.9 million with improved margins in nearly all regions. The segment's first quarter results were significantly influenced by higher volumes in Africa, mostly as a result of carryover shipments from last year's large crops in some origins, as well as benefits from currency remeasurement and exchange gains there. In South America, earnings were constrained by reduced volumes from this year's smaller crops, although the effect was mitigated by lower overhead costs in the period. Results for the European operations reflected fewer shipments and the translation effects of weaker local currencies against the U.S. dollar in that region. In Asia, results improved on some earlier shipment timing and better margins. Selling, general, and administrative costs for the first quarter were down about 23% for the segment compared with the prior year, due to lower provisions on receivables from suppliers, lower compensation expenses, and net currency remeasurement and exchange gains. Revenues for the Other Regions segment fell by about 6% as the increase in African volumes was more than offset by the effect of changes in the supply chain in Europe and smaller crops in South America.
Operating income for the North America segment decreased by $4.6 million compared to last year's first quarter. The prior year's quarter included carryover old crop sales that were not repeated this year as uncommitted stocks have been depleted. The decline was also influenced by shipment delays from transportation difficulties in Central America and factory overhead allocations. Revenues for the segment increased by about 3% to $60.5 million as lower trading volumes were more than offset by a favorable product mix.

Other Tobacco Operations

The Other Tobacco Operations segment operating income for the first fiscal quarter of $8.4 million was $5.6 million higher than the same period last year, on improved performance in both the dark tobacco business and the oriental joint venture. The dark tobacco earnings increase was driven mainly by recovery in the Indonesian operations after weather-related crop shortages there negatively impacted last year's results. The oriental joint venture benefited from higher volumes on earlier shipments completed in the first quarter of fiscal year 2013 and lower operating expenses from the stronger U.S. dollar. Revenues for this segment increased by about 2% to $63.4 million as higher volumes related to timing of shipments of oriental tobaccos through the United States were partly offset by reduced volumes in dark tobacco. Selling, general, and administrative costs for the segment were slightly higher compared with the prior year, on larger currency exchange losses in the dark tobacco operations.

Other Information

Cost of sales decreased by about 4% to $369.4 million in the quarter, which was comparable to the reduction in overall revenues. Selling, general, and administrative costs declined by $12.4 million compared with the same period last year, mainly due to reductions in compensation expenses and provisions on receivables from suppliers and benefits from currency remeasurement and exchange gains.
Interest expense was up $0.6 million reflecting higher overall effective interest rates on lower average debt balances, and the accrual of interest expense for the European Commission fine obligation recorded in September 2011 that is still under appeal. The effective income tax rate for the first fiscal quarter of 2013 was 33.9% compared to 35.5% last year. While both rates approximate U.S. statutory rates, the fiscal 2013 rate was slightly lower due to the effect of changes in exchange rates on deferred income tax assets and liabilities of foreign subsidiaries.

During the first quarter of fiscal year 2012, an insurance settlement was received for replacement cost recovery on the factory and equipment destroyed in a fire at the our sheet tobacco operations in Europe in 2010. The settlement generated a gain of $9.6 million, which was reported as Other Income in the consolidated income statement. In addition, we recorded restructuring costs, primarily in North America and Europe, of $6.9 million before taxes in the prior year quarter.
General Overview

We are pleased with our results for the first fiscal quarter as they signal a good start to the year ahead and a movement away from recent oversupplied conditions. Some of the benefits we have seen in this period are related to variances in shipment timing, particularly carryover shipments from last year's large African crops. We have managed our uncommitted inventory levels well throughout the past year, and we now carry those stocks at levels which are near the bottom of our historical norms. As we have previously indicated, uncommitted inventories in the United States were substantially depleted during fiscal year 2012.

As we move into fiscal year 2013, we believe that crop sizes have declined sufficiently to stabilize the markets. Crop sizes are coming down in most of the key sourcing areas for flue-cured and burley tobacco, including Brazil, Tanzania, and Malawi. In fact, in reaction to last year's very low burley prices, and as a result of poor weather conditions in some origins, burley crops grown for sale in fiscal year 2013, particularly in Malawi, are reduced to levels which are not likely to meet demand in the current year. While the smaller crop sizes are reflective of a healthier market balance, they also limit the volumes we are expecting to handle during the year. In addition, as green prices are moving upwards on a local currency basis in some origins, we are also seeing the counterbalancing effects on our earnings of the stronger U.S. dollar in recent months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of June 30, 2012, tobacco inventory of $962 million included $865 million in inventory that was committed for sale to customers and $97 million that was not committed. Committed inventory, after deducting about $69 million in customer deposits, represents our potential net exposure of about $796 million. We normally maintain a portion of our debt at variable interest rates in order to mitigate such interest rate risk related to carrying fixed-rate debt. At June 30, 2012, we had large cash balances that we plan to use to fund seasonal purchases of tobacco. These cash balances reduce our financing needs. Debt carried at variable interest rates was approximately $150 million at June 30, 2012. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects our average committed inventory levels over time.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

European Commission Fines in Italy

In 2002, we reported that we were aware that the European Commission (the "Commission") was investigating certain aspects of the leaf tobacco markets in Italy. Deltafina buys and processes tobacco in Italy. We reported that we did not believe that the Commission investigation in Italy would result in penalties being assessed against us or our subsidiaries that would be material to our earnings. The reason we held this belief was that we had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, Universal Corporation and Deltafina each filed appeals in the General Court. Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina has appealed the decision of the General Court to the European Court of Justice, and a hearing has been scheduled for October 16, 2012. Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. We expect the appeal to take up to two years, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

Hupan and Chalanuk Lawsuits

We have been named along with multiple other defendants in Hupan, et al. v. Alliance One International, Inc., et al., and Chalanuk, et al. v. Alliance One International, Inc., et al., which are separate but related lawsuits filed in New Castle County, Delaware state court on February 14, 2012, and April 5, 2012, respectively.  The lawsuits were brought by eight Argentine minor children born between 1996 and 2008 and their parents in Hupan, and forty-one minor Argentine children born between 1986 and 2009 and their parents in Chalanuk.  The parent-plaintiffs allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., beginning in the 1980's and that they and their infant children were exposed directly and in utero to herbicides and pesticides used in the production and cultivation of tobacco that caused various alleged birth defects.  We have been sued based upon our alleged business dealings with co-defendants in the production of tobacco by Tabacos Norte, S.A.  The plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law.  We intend to vigorously defend the lawsuits. At this time, the case remains in an initial procedural phase, and it is not possible to predict an ultimate outcome or what liability, if any, we may incur.

Other Legal Matters

In addition to the above-mentioned matters, some of our subsidiaries are involved in other litigation or legal matters incidental to their business activities.  While the outcome of these matters cannot be predicted with certainty, we are vigorously defending them and do not currently expect that any of them will have a material adverse effect on our business or financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012. In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended June 30, 2012:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1, 2012 to April 30, 2012	—	$—	—	$100,000,000
May 1, 2012 to May 31, 2012	—	—	—	—
June 1, 2012 to June 30, 2012	—	—	—	—
Total	—	$—	—	$100,000,000

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheets at June 30, 2012, June 30, 2011 and March 31, 2012, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 and (iv) the Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2012	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)