Form 10-Q
period 2012-09-30
UNIVERSAL CORP /VA/
filed 2012-11-06
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2012, the total number of shares of common stock outstanding was 23,439,992.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$675,187	$641,026	$1,136,578	$1,120,491
Costs and expenses
Cost of goods sold	537,138	521,600	906,499	906,707
Selling, general and administrative expenses	59,275	57,660	108,478	119,238
Other income	—	—	—	(9,592)
Restructuring costs	3,687	2,962	3,687	9,821
Charge for European Commission fine in Italy	—	49,091	—	49,091
Operating income	75,087	9,713	117,914	45,226
Equity in pretax earnings (loss) of unconsolidated affiliates	(320)	153	1,049	(3,336)
Interest income	70	364	227	721
Interest expense	5,938	5,665	12,108	11,198
Income before income taxes and other items	68,899	4,565	107,082	31,413
Income taxes	19,613	12,562	32,563	22,088
Net income (loss)	49,286	(7,997)	74,519	9,325
Less: net income attributable to noncontrolling interests in subsidiaries	(1,305)	(42)	(3,413)	(1,476)
Net income (loss) attributable to Universal Corporation	47,981	(8,039)	71,106	7,849
Dividends on Universal Corporation convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)
Earnings (loss) available to Universal Corporation common shareholders	$44,268	$(11,752)	$63,681	$424

Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	$1.89	$(0.51)	$2.73	$0.02
Diluted	$1.68	$(0.51)	$2.50	$0.02

Weighted average common shares outstanding:
Basic	23,379	23,229	23,338	23,211
Diluted	28,501	23,229	28,446	23,507

Total comprehensive income (loss), net of income taxes	$57,704	$(21,739)	$73,158	$1,248
Less: comprehensive income attributable to noncontrolling interests, net of income taxes	(1,407)	—	(3,604)	(1,430)
Comprehensive income (loss) attributable to Universal Corporation, net of income taxes	$56,297	$(21,739)	$69,554	$(182)

Dividends declared per common share	$0.49	$0.48	$0.98	$0.96

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$115,690	$45,505	$261,699
Accounts receivable, net	352,745	378,406	390,790
Advances to suppliers, net	80,946	75,477	135,317
Accounts receivable—unconsolidated affiliates	69,872	47,875	7,370
Inventories—at lower of cost or market:
Tobacco	901,154	966,914	682,095
Other	70,099	73,048	53,197
Prepaid income taxes	16,889	17,777	20,819
Deferred income taxes	43,986	69,905	51,025
Other current assets	72,100	70,444	88,317
Total current assets	1,723,481	1,745,351	1,690,629

Property, plant and equipment
Land	17,098	13,986	17,087
Buildings	230,898	239,325	228,982
Machinery and equipment	548,953	530,982	537,031
	796,949	784,293	783,100
Less accumulated depreciation	(498,470)	(479,882)	(479,908)
	298,479	304,411	303,192
Other assets
Goodwill and other intangibles	99,145	99,365	99,266
Investments in unconsolidated affiliates	91,024	88,217	93,312
Deferred income taxes	21,808	14,879	23,634
Other noncurrent assets	51,262	51,416	56,886
	263,239	253,877	273,098

Total assets	$2,285,199	$2,303,639	$2,266,919

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$93,646	$288,444	$128,016
Accounts payable and accrued expenses	187,957	198,942	187,790
Accounts payable—unconsolidated affiliates	233	2,607	295
Customer advances and deposits	47,809	56,332	16,832
Accrued compensation	23,654	17,526	30,659
Income taxes payable	15,869	9,294	12,866
Current portion of long-term obligations	8,750	10,000	16,250
Total current liabilities	377,918	583,145	392,708

Long-term obligations	387,500	300,000	392,500
Pensions and other postretirement benefits	140,085	102,912	140,529
Other long-term liabilities	86,221	88,232	90,609
Deferred income taxes	45,517	59,498	44,583
Total liabilities	1,037,241	1,133,787	1,060,929

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,999 shares issued and outstanding (219,999 at September 30, 2011 and March 31, 2012)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,408,445 shares issued and outstanding (23,230,486 at September 30, 2011, and 23,257,175 at March 31, 2012)	197,435	193,644	196,135
Retained earnings	895,107	800,763	854,654
Accumulated other comprehensive loss	(81,913)	(52,807)	(80,361)
Total Universal Corporation shareholders' equity	1,223,652	1,154,623	1,183,451
Noncontrolling interests in subsidiaries	24,306	15,229	22,539
Total shareholders' equity	1,247,958	1,169,852	1,205,990

Total liabilities and shareholders' equity	$2,285,199	$2,303,639	$2,266,919

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,519	$9,325
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	21,643	21,786
Amortization	859	785
Provision for losses on advances and guaranteed loans to suppliers	4,015	6,421
Foreign currency remeasurement loss (gain), net	(10,395)	1,921
Gain on fire loss insurance settlement	—	(9,592)
Restructuring costs	3,687	9,821
Charge for European Commission fine in Italy	—	49,091
Other, net	11,547	20,061
Changes in operating assets and liabilities, net	(160,643)	(231,659)
Net cash used by operating activities	(54,768)	(122,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(19,503)	(18,474)
Proceeds from sale of property, plant and equipment	2,232	7,905
Proceeds from fire loss insurance settlement	—	9,933
Net cash used by investing activities	(17,271)	(636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	(29,753)	144,148
Repayment of long-term obligations	(12,500)	(95,000)
Dividends paid to noncontrolling interests	(1,837)	—
Issuance of common stock	493	134
Repurchase of common stock	—	(4,004)
Dividends paid on convertible perpetual preferred stock	(7,425)	(7,425)
Dividends paid on common stock	(22,846)	(22,343)
Proceeds from termination of interest rate swap agreements	—	13,388
Net cash provided (used) by financing activities	(73,868)	28,898

Effect of exchange rate changes on cash	(102)	(1,724)
Net decrease in cash and cash equivalents	(146,009)	(95,502)
Cash and cash equivalents at beginning of year	261,699	141,007
Cash and cash equivalents at end of period	$115,690	$45,505

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

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At September 30, 2012, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $14 million ($16 million face amount including unpaid accrued interest, less $2 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at September 30, 2012 was the face amount, $16 million including unpaid accrued interest ($47 million at September 30, 2011, and $26 million at March 31, 2012). The fair value of the guarantees was a liability of approximately $2 million at September 30, 2012 ($13 million at September 30, 2011, and $6 million at March 31, 2012). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $4 million at September 30, 2012.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court. Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina has appealed the decision of the General Court to the European

Court of Justice, and a hearing has been scheduled for November 13, 2012. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. The accrued liability is reported in other long-term liabilities. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. The Company expects the appeal to be concluded within eighteen months, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

Hupan, Chalanuk and Da Silva Lawsuits

The Company has been named along with multiple other defendants in Hupan, et al. v. Alliance One International, Inc., et al., Chalanuk, et al. v. Alliance One International, Inc., et al. and Da Silva, et. al. v. Alliance One International, Inc. et.al., which are separate but related lawsuits filed in New Castle County, Delaware state court on February 14, 2012, April 5, 2012 and October 25, 2012, respectively.  The lawsuits were brought by eight Argentine minor children born between 1996 and 2008 and their parents in Hupan, forty-one minor Argentine children born between 1986 and 2009 and their parents in Chalanuk, and thirty-eight minor Argentine children born between 1979 and 2010 and their parents in Da Silva.  The parent-plaintiffs allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., beginning in the 1980's and that they and their infant children were exposed directly and in utero to herbicides and pesticides used in the production and cultivation of tobacco that caused various alleged birth defects.  The Company has been sued based upon its alleged business dealings with co-defendants in the production of tobacco by Tabacos Norte, S.A.  The plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law.  The Company intends to vigorously defend the lawsuits.  At this time, the litigation remains in an initial procedural phase, and it is not possible to predict an ultimate outcome or what liability, if any, the Company may incur.

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

Advances to Suppliers

In some regions where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. Primarily in Brazil, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $152 million at September 30, 2012, $163 million at September 30, 2011, and $225 million at March 31, 2012. The related valuation allowances totaled $63 million at September 30, 2012, $68 million at September 30, 2011, and $74 million at March 31, 2012, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $4 million and $6 million, in the six-month periods ended September 30, 2012 and 2011, respectively. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Accrual of interest is discontinued when an advance is not expected to be fully collected.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2012 , the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $81 million ($79 million at September 30, 2011, and $82 million at March 31, 2012), and the related valuation allowances totaled approximately $26 million ($24 million at September 30, 2011, and $25 million at March 31, 2012). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $23 million based on the exchange rate for the Brazilian currency at September 30, 2012. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary took steps to contest the full amount of the assessment. As of September 30, 2012, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $19 million. The subsidiary is continuing to contest the full remaining amount of the assessment. No liability has been recorded at September 30, 2012, as no loss is considered probable at this time.

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

NOTE 4. RESTRUCTURING AND IMPAIRMENT COSTS

Since the beginning of fiscal year 2011, Universal has recorded approximately $37 million of restructuring and impairment costs related to various initiatives to adjust operations and reduce costs. Approximately $12 million of those costs related to the closing of the Company’s leaf tobacco processing facility in Canada. The remaining amounts were associated with various other cost reduction initiatives, including voluntary early retirement offers and involuntary separations at the Company’s headquarters and operating locations in the United States, South America, Africa, Europe, and Asia, as well as costs related to the termination of a business arrangement with a supplier and processor of tobacco in Europe in response to market changes. The restructuring and impairment costs primarily related to operating subsidiaries that are part of the North America and Other Regions reportable segments.

A summary of the restructuring costs recorded during the six months ended September 30, 2012 and 2011, is as follows:

(in thousands of dollars)	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011

Employee termination benefits	$3,687	$6,724
Other restructuring costs	—	3,097
Total	$3,687	$9,821

A reconciliation of the Company’s liability for the employee termination benefits and other restructuring costs discussed above for the six months ended September 30, 2012 and 2011, is as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total

Six Months Ended September 30, 2011:
Balance at beginning of year	$6,386	$225	$6,611
Costs charged to expense	6,724	3,097	9,821
Payments	(10,914)	(37)	(10,951)
Balance at September 30, 2011	$2,196	$3,285	$5,481

Six Months Ended September 30, 2012:
Balance at beginning of year	$1,271	$291	$1,562
Costs charged to expense	3,687	—	3,687
Payments	(4,766)	(253)	(5,019)
Balance at September 30, 2012	$192	$38	$230

Most of the restructuring liability remaining at September 30, 2012 is expected to be paid by the end of the current fiscal year. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring costs and asset impairment charges in future periods as business changes occur and additional cost savings initiatives are implemented.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$47,981	$(8,039)	$71,106	$7,849
Less: Dividends on convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)
Earnings (loss) available to Universal Corporation common shareholders for calculation of basic earnings (loss) per share	44,268	(11,752)	63,681	424

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	23,379	23,229	23,338	23,211

Basic earnings (loss) per share	$1.89	$(0.51)	$2.73	$0.02

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Earnings (loss) available to Universal Corporation common shareholders	$44,268	$(11,752)	$63,681	$424
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,713	—	7,425	—
Earnings (loss) available to Universal Corporation common shareholders for calculation of diluted earnings (loss) per share	47,981	(11,752)	71,106	424

Denominator for diluted earnings (loss) per share
Weighted average shares outstanding	23,379	23,229	23,338	23,211
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,794	—	4,791	—
Employee share-based awards	328	—	317	296
Denominator for diluted earnings (loss) per share	28,501	23,229	28,446	23,507

Diluted earnings (loss) per share	$1.68	$(0.51)	$2.50	$0.02

For the six months ended September 30, 2012 and 2011, certain stock appreciation rights and certain stock options outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive. These shares totaled 318,157 at a weighted-average exercise price of $57.61 for the six months ended September 30, 2012, and 759,801 at a weighted-average exercise price of $48.13 for the six months ended September 30, 2011.

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

The consolidated effective income tax rates on pretax earnings were approximately 28% and 30% for the quarter and six months ended September 30, 2012, respectively. The rates for the quarter and six months ended September 30, 2012 were slightly lower than the 35% U.S. federal statutory rate primarily due to the effect of changes in exchange rates on deferred income tax assets and liabilities of foreign subsidiaries and a lower net effective tax rate on dividend income from unconsolidated operations.

The consolidated effective income tax rates were approximately 275% and 70% for the quarter and six months ended September 30, 2011, respectively. Those rates were significantly higher than normal because the Company did not record an income tax benefit on the non-deductible fine portion of the charge recorded during the quarter for the European Commission fine and interest in Italy (approximately $40 million of the total $49.1 million charge). Without that item, the effective income tax rates would have been approximately 29% and 31% for the quarter and six months ended September 30, 2011, respectively. Those rates were lower than the 35% federal statutory rate primarily due to the effect of exchange rate changes on deferred income taxes of certain foreign subsidiaries, the recognition of foreign tax credits related to earnings of subsidiaries in the Company's African region, and a lower net effective tax rate on dividend income from unconsolidated operations.

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

Hedging Strategy for Interest Rate Risk

The Company previously entered into receive-fixed/pay-floating interest rate swap agreements totaling $245 million notional amount that were designated and qualified as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. During the second quarter of fiscal year 2012, several of those swap contracts in the notional amount of $50 million were settled on maturity of the underlying debt, and the remaining contracts in the total notional amount of $195 million were settled prior to maturity at an aggregate gain of approximately $13 million. That gain is being amortized over the remaining terms of the underlying debt instruments as a reduction in interest expense. No fixed-to-floating interest rate swap agreements were outstanding at September 30, 2012.

During the third quarter of fiscal year 2012, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its outstanding amortizing bank term loan. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The aggregate notional amount of the interest rate swaps will be reduced over a five-year period as payments are made on the loan. At September 30, 2012, the total notional amount of the swaps was approximately $96 million, which corresponded with the outstanding balance of the loan.

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

The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first six months of fiscal years 2013 and 2012, was as follows:

	Six Months Ended September 30,
(in millions of dollars)	2012	2011

Tobacco purchases	$64.3	$63.7
Processing costs	13.7	23.3
Total	$78.0	$87.0

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

    Purchases of the 2011-2012 crop were completed in August 2012, and all forward contracts to hedge those purchases matured and settled by that time. All hedged forecast purchases of tobacco occurred within the originally designated time period and, as a result, no hedges were discontinued.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company may enter into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. The Company does not designate these contracts as hedges for accounting purposes. Gains and losses on forward contracts would be recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. No forward contracts were entered for this purpose in fiscal year 2012, or through the first six months of fiscal year 2013. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2012	2011	2012	2011

Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$—	$1,776	$—	$3,195
Location of gain (loss) recognized in earnings	Interest expense
Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$—	$(1,776)	$—	$(3,195)
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(564)	$—	$(1,453)	$—
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(226)	$—	$(455)	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$29	$(116)	$(7,900)	$3,331
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(5,157)	$3,385	$(5,744)	$3,823
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$92	$62	$(1,325)	$858
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$310	$(943)	$(1,959)	$1,094
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements designated as fair value hedges, since the hedges had no ineffectiveness, the gain or loss recognized in earnings on the derivative was offset by a corresponding loss or gain on the underlying hedged debt. For the interest rate swap agreements designated as cash flow hedges, as of September 30, 2012, approximately $1 million is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $3 million remained in accumulated other comprehensive loss at September 30, 2012. That balance reflects net losses on settled contracts related to the 2011-2012 crop, less the amount reclassified to earnings related to tobacco sold through September 30, 2012. The majority of the balance in the accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2013 as the remaining 2011-2012 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2012 and 2011, and March 31, 2012:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		Sept. 30, 2012	Sept. 30, 2011	March 31, 2012		Sept. 30, 2012	Sept. 30, 2011	March 31, 2012

Derivatives Designated as Hedging Instruments
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$—	$—	$—	Long-term obligations	$—	$—	$—

Interest rate swap agreements designated as cash flow hedges	Other non-current assets	—	—	—	Other long-term liabilities	2,117	—	1,119

Forward foreign currency exchange contracts	Other current assets	—	—	83	Accounts payable and accrued expenses	—	163	925
Total		$—	$—	$83		$2,117	$163	$2,044

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$230	$13	$273	Accounts payable and accrued expenses	$43	$767	$427
Total		$230	$13	$273		$43	$767	$427

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

At September 30, 2012, September 30, 2011 and March 31, 2012, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	September 30, 2012
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,525	$—	$—	$1,525
Trading securities associated with deferred compensation plans	18,881	—	—	18,881
Forward foreign currency exchange contracts	—	230	—	230
Total assets	$20,406	$230	$—	$20,636

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$2,327	$2,327
Interest rate swap agreements	—	2,117	—	2,117
Forward foreign currency exchange contracts	—	43	—	43
Total liabilities	$—	$2,160	$2,327	$4,487

	September 30, 2011
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,523	$—	$—	$1,523
Trading securities associated with deferred compensation plans	17,192	—	—	17,192
Interest rate swap agreements	—	—	—	—
Forward foreign currency exchange contracts	—	13	—	13
Total assets	$18,715	$13	$—	$18,728

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$13,236	$13,236
Forward foreign currency exchange contracts	—	930	—	930
Total liabilities	$—	$930	$13,236	$14,166

	March 31, 2012
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$48,546	$—	$—	$48,546
Trading securities associated with deferred compensation plans	19,803	—	—	19,803
Forward foreign currency exchange contracts	—	356	—	356
Total assets	$68,349	$356	$—	$68,705

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$5,932	$5,932
Interest rate swap agreements	—	1,119	—	1,119
Forward foreign currency exchange contracts	—	1,352	—	1,352
Total liabilities	$—	$2,471	$5,932	$8,403

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

Guarantees of bank loans to tobacco growers

The Company guarantees bank loans to tobacco growers in Brazil for crop financing and construction of curing barns or other tobacco producing assets. In the event that the farmers default on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluates the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees is determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses is then calculated at a risk-adjusted interest rate (4.8% as of September 30, 2012 and 7.6% as of September 30, 2011) that is aligned with the expected duration of the liability and includes an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate may result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2012 and 2011 is provided below. A significant number of the loans in the portfolio reached their maturity dates during fiscal year 2012. The Company satisfied its obligations under the related guarantees by remitting payment to the banks and taking title to the loans, thereby reducing the guarantee liability.

	Six Months Ended September 30,
(in thousands of dollars)	2012	2011

Balance at beginning of year	$5,932	$20,699
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year and other loans from portfolio)	(5,651)	(8,979)
Transfer from allowance for loss on direct loans to farmers (addition of current crop year loans)	2,197	2,556
Change in discount rate and estimated collection period	37	615
Currency remeasurement	(188)	(1,655)
Balance at end of period	$2,327	$13,236

Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $412 million at September 30, 2012, $324 million at September 30, 2011, and $428 million at March 31, 2012. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2012	2011	2012	2011

Service cost	$1,046	$1,274	$146	$189
Interest cost	3,153	3,386	569	578
Expected return on plan assets	(3,197)	(3,646)	(31)	(34)
Settlement costs	1,329	—	—	—
Net amortization and deferral	2,846	1,335	48	(59)
Net periodic benefit cost	$5,177	$2,349	$732	$674

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2012	2011	2012	2011

Service cost	$2,270	$2,564	$294	$378
Interest cost	6,319	6,837	1,145	1,156
Expected return on plan assets	(6,694)	(7,355)	(62)	(68)
Settlement costs	1,329	—	—	—
Net amortization and deferral	5,364	2,677	100	(117)
Net periodic benefit cost	$8,588	$4,723	$1,477	$1,349

During the six months ended September 30, 2012, the Company made contributions of approximately $5.6 million to its pension plans. Additional contributions of approximately $11.1 million are expected during the remaining six months of fiscal year 2013, including $5.5 million to the Company's ERISA-regulated U.S. plan and $5.6 million to its non-ERISA regulated and other plans.

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

During the six-month periods ended September 30, 2012 and 2011, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2012	2011

SARs:
Number granted	—	170,400
Exercise price	N/A	$37.86
Grant date fair value	N/A	$7.46

RSUs:
Number granted	75,950	71,900
Grant date fair value	$44.39	$37.29

PSAs:
Number granted	60,850	42,600
Grant date fair value	$38.14	$31.95

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in the current fiscal year, and did not award any grants of SARs. The grant date fair value of the SARs awarded in the prior fiscal year was estimated using the Black-Scholes pricing model and the following assumptions:

2011

Expected term	5 years
Expected volatility	35.80%
Expected dividend yield	5.07%
Risk-free interest rate	1.66%

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For each of the six-month periods ended September 30, 2012 and 2011, the Company recorded total stock-based compensation expense of approximately $3.4 million. The Company expects to recognize stock-based compensation expense of approximately $2.0 million during the remaining six months of fiscal year 2013.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2012	2011	2012	2011

SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$59,370	$67,729	$119,856	$126,358
Other regions (1)	571,981	535,149	909,514	893,799
Subtotal	631,351	602,878	1,029,370	1,020,157
Other tobacco operations (2)	43,836	38,148	107,208	100,334
Consolidated sales and other operating revenues	$675,187	$641,026	$1,136,578	$1,120,491

OPERATING INCOME
Flue-cured and burley leaf tobacco operations:
North America	$3,551	$5,053	$4,529	$10,630
Other regions (1)	73,935	56,441	108,776	77,350
Subtotal	77,486	61,494	113,305	87,980
Other tobacco operations (2)	968	425	9,345	3,230
Segment operating income	78,454	61,919	122,650	91,210
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	320	(153)	(1,049)	3,336
Restructuring costs (4)	(3,687)	(2,962)	(3,687)	(9,821)
Charge for European Commission fine in Italy (4)	—	(49,091)	—	(49,091)
Add: Other income (4)	—	—	—	9,592
Consolidated operating income	$75,087	$9,713	$117,914	$45,226

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 12. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the six months ended September 30, 2012 and 2011 is as follows:

	Six Months Ended September 30, 2012			Six Months Ended September 30, 2011
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,183,451	$22,539	$1,205,990	$1,185,606	$13,799	$1,199,405
Changes in common stock
Issuance of common stock	493	—	493	140	—	140
Repurchase of common stock	—	—	—	(661)	—	(661)
Accrual of stock-based compensation	3,397	—	3,397	3,445	—	3,445
Withholding of shares from stock-based compensation for grantee income taxes (SARs, RSUs, and PSAs)	(2,898)	—	(2,898)	(1,135)	—	(1,135)
Dividend equivalents on RSUs	308	—	308	247	—	247

Changes in retained earnings
Net income	71,106	3,413	74,519	7,849	1,476	9,325
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(7,425)	—	(7,425)	(7,425)	—	(7,425)
Common stock	(22,920)	—	(22,920)	(22,338)	—	(22,338)
Repurchase of common stock	—	—	—	(2,827)	—	(2,827)
Dividend equivalents on RSUs	(308)	—	(308)	(247)	—	(247)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	(3,153)	191	(2,962)	(6,985)	(46)	(7,031)
Foreign currency hedge, net of income taxes	4,294	—	4,294	(2,758)	—	(2,758)
Interest rate hedge, net of income taxes	(2,044)	—	(2,044)	—	—	—
Pension and other postretirement benefits, net of income taxes	(649)	—	(649)	1,712	—	1,712
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(1,837)	(1,837)	—	—	—
Balance at end of period	$1,223,652	$24,306	$1,247,958	$1,154,623	$15,229	$1,169,852

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

Liquidity and Capital Resources

Overview

The first half of the fiscal year is generally a period of significant working capital investment in both Africa and Brazil as crops are delivered by farmers.  We funded our working capital needs for the six months ended September 30, 2012, using cash on hand, short-term borrowings, customer advances, and operating cash flows.  Our working capital needs for the first six months of fiscal year 2013 have been reduced largely due to smaller crops this year, carryover shipments from last year's large crops in some origins, and accelerated processing and shipping of tobacco in several key origins.
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

Operating Activities
We used $55 million in net cash flows to fund our operating activities during the six months ended September 30, 2012.  That amount was $67 million lower than the amount we required during the same period last year, primarily due to lower working capital needs this year.  Tobacco inventory increased by $219 million from March 31, 2012 levels on seasonal leaf purchases and ended the period at $901 million. Tobacco inventory levels were $66 million lower than September 30, 2011 levels, principally due to smaller crops, coupled with accelerated shipments in South America and some African origins and reductions in inventories in the United States. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

Advances to suppliers were $81 million at September 30, 2012, a reduction of $54 million from March 31, 2012, as crops were delivered in payment of those balances.  Accounts receivable decreased by $38 million compared to March 31, 2012, reflecting seasonal decreases including collections on shipments of large African carryover crops.  Accounts receivable were $26 million lower than September 30, 2011 levels, largely due to the mix of customer sales. Accounts receivable from unconsolidated affiliates increased by $63 million in the six months and $22 million compared to the same quarter in the prior year, reflecting seasonal increases as well as higher green prices and larger crops.

 We generally do not purchase material quantities of tobacco on a speculative basis.  The majority of our inventories are not considered to be at risk as they are committed for sale to customers.  At September 30, 2012, our uncommitted inventories were $93 million, or about 10% of total tobacco inventory, compared to $143 million, or about 21% of our March 31, 2012 inventory, and $135 million, or about 14% of our September 30, 2011 inventory.   Our uncommitted inventories at September 30, 2012, were at very low levels for our business and reflect fiscal year 2012 leaf sales in our North America segment that have depleted uncommitted inventories there, as well as the smaller crops in South America and several African origins.

Investing Activities

During the six months ended September 30, 2012, we invested about $20 million in our fixed assets compared to $18 million in the six months ended September 30, 2011.  Depreciation expense was approximately $22 million in the six months ended September 30, 2012 and 2011.  Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow.  We currently have no major capital expenditures approved for fiscal year 2013.  However, from time to time, we identify opportunities that may require significant capital investment.  In the six months ended September 30, 2011, we received $8 million in proceeds from the sale of fixed assets, including the sale of our Canadian facilities, and we received $10 million from an insurance settlement on assets destroyed by a fire.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt.  We also consider our net debt plus shareholders' equity to be our net capitalization.  Net debt increased by about $130 million to $422 million during the six months ended September 30, 2012, primarily due to seasonal working capital requirements.  Net debt as a percentage of net capitalization was approximately 25% at September 30, 2012, reflecting lower than normal seasonal expansion and higher cash balances at the beginning of the fiscal year, and was below our target range.  This ratio is up from about 19% at March 31, 2012, and down from approximately 34% at September 30, 2011.  Net debt was about $187 million lower than September 30, 2011 levels, reflecting lower working capital needs.  In the six months ended September 30, 2012, we used cash to repay $12.5 million of maturing long-term debt. As of September 30, 2012, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.  We had $450 million available under a committed revolving credit facility that will mature in November 2016 and $116 million in cash and cash equivalents.  Our short-term debt totaled $94 million, and we had $9 million of current maturities of long-term debt.  In addition, we had about $421 million in unused, uncommitted credit lines.  Our seasonal working capital requirements typically increase significantly between March and September and decline after September.  Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs, current maturities of long-term debt, and currently anticipated capital expenditure requirements over the next twelve months.

Our Board of Directors approved our current share repurchase program in November 2011. The program expires in November 2013 and authorizes purchases of up to $100 million of our common stock. Under the authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements.  Repurchases of shares under the repurchase program may vary based on management discretion as well as changes in cash flow generation and availability.  As of September 30, 2012, our available authorization under the program was $100 million and approximately 23.4 million common shares were outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates.  At September 30, 2012, the fair value of our outstanding interest rate swap agreements was a liability of $2.1 million, and the notional amount swapped was $96 million. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate amortizing term loan. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there.  We generally account for our hedges of forecast tobacco purchases as cash flow hedges.  At September 30, 2012, we had no open hedge contracts for those purposes.  We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was not material at September 30, 2012.

Results of Operations

Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the first half of fiscal year 2013, which ended on September 30, 2012, was $71.1 million, or $2.50 per diluted share. Those results were significantly higher than last year's net income of $7.8 million, or $0.02 per diluted share, which included the effects of the charge in the second quarter of fiscal year 2012 for the European Commission fine. The comparison of the current and prior year periods is affected by several unusual items, which are described below and amount to net pretax charges of $3.7 million ($0.05 per diluted share) for the first six months of fiscal year 2013, and $49.3 million ($1.90 per diluted share) for the same period last year.
For the three months ended September 30, 2012, net income of $48.0 million, or $1.68 per diluted share, which included restructuring costs totaling $3.7 million ($0.05 per diluted share), compared with a net loss for the prior year's second quarter of $8.0 million, or $0.51 per diluted share, which included unusual items amounting to a net pretax charge of $52.1 million ($1.93 per diluted share).
Segment operating income, which excludes those unusual items, was $122.7 million, an increase of 34%, for the six-month period and $78.5 million, an increase of 27%, for the quarter ended September 30, 2012, on larger volumes due in part to shipment timing. Operating results in both periods also included a $7.8 million increase in dividend income from unconsolidated subsidiaries. Revenues increased by 1% to $1.1 billion for the first half of fiscal year 2013, and by 5% to $675.2 million for the three months ended September 30, 2012, mostly as a result of higher volumes influenced by accelerated shipments in the second quarter of fiscal year 2013, sales from uncommitted inventories, and carryover shipments in the first quarter from last year's large crops.

The following table sets forth the charges and gains included in reported results:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in millions of dollars, except per share amounts)	2012	2011	2012	2011
(Charges) and gains
Charge for European Commission fine in Italy (1)	$—	$(49.1)	$—	$(49.1)
Restructuring costs (2)	(3.7)	(3.0)	(3.7)	(9.8)
Gain on fire loss insurance settlement in Europe (3)	—	—	—	9.6

Total effect on operating income	$(3.7)	$(52.1)	$(3.7)	$(49.3)

Total effect on net income	$(1.5)	$(48.2)	$(1.5)	$(46.3)

Total effect on diluted earnings per share	$(0.05)	$(1.93)	$(0.05)	$(1.90)

(1) Fines and accumulated interest from the September 9, 2011, decision by the General Court of the European Union rejecting an Italian subsidiary's application to reinstate immunity related to infringements of European Union antitrust law in the Italian raw tobacco market.
(2) Restructuring charges, primarily related to workforce reductions in the United States, South America, Europe, and Africa.
(3) The fire loss insurance settlement related to a plant fire in Europe in 2010. The operating assets have been replaced.

Flue-cured and Burley Leaf Tobacco Operations

Six Months
Operating income for the flue-cured and burley tobacco operations, which comprise the North America and Other Regions segments, was $113.3 million for the first half of fiscal year 2013, compared to $88.0 million in the first half of the prior fiscal year, as stronger earnings in the Other Regions segment offset declines in the North America segment. Revenues of about $1.0 billion were relatively flat compared with the previous year, as improved volumes combined with marginally lower average prices.
Earnings for the Other Regions segment were $108.8 million, an increase of about 41% from last fiscal year's first half earnings of $77.4 million. The improvement was driven primarily by higher sales volumes in South America and Africa, mainly as a result of accelerated shipment timing in some origins, as well as carryover shipments, compared to slower deliveries last year. Those results were partly offset by decreased earnings in Europe on reduced volumes, the translation effects of weaker local currencies against the U.S. dollar, and the absence of last year's insurance recoveries. Selling, general, and administrative expenses for the segment were lower, mostly due to currency remeasurement and exchange gains. In addition, segment results benefited from a $7.8 million increase in dividend income from unconsolidated subsidiaries. Revenues for this segment were up by about 2% to $909.5 million, reflecting increased overall leaf volumes, offset in part by reduced average prices largely as a result of carryover shipments of lower priced African tobaccos. In the North America segment, operating income of $4.5 million decreased by $6.1 million compared with the previous year. Decreased volumes due to shipment delays in Central America and fewer old crop trading and carryover sales were partly mitigated by lower U.S. fixed factory costs. Revenues for this segment were down by 5% to $119.9 million on those volume declines.
Second Quarter
In the second quarter of fiscal year 2013, operating income for flue-cured and burley operations increased by $16.0 million to $77.5 million, compared to the same period last fiscal year. Revenues for the group at $631.4 million were up about 5%, on higher volumes. Operating income for the Other Regions segment improved by 31% to $73.9 million compared with the prior year, due primarily to earlier shipments in Africa and South America and sales of carryover crops in Brazil. Selling, general, and administrative expenses for the segment were down slightly for the quarter. Revenues for the Other Regions segment increased by 7% to $572.0 million mainly as a result of the higher volumes mentioned above. Operating income for the North America segment of $3.6 million was down by $1.5 million, as benefits from lower fixed factory costs in the U.S. were outweighed by fewer domestic old crop sales as well as shipment delays and lower results in Central America. Those volume reductions also reduced revenues for this segment, which declined by 12% to $59.4 million.
Other Tobacco Operations

The Other Tobacco Operations segment operating income improved by $6.1 million to $9.3 million for the six months ended September 30, 2012, compared with the same period for the previous fiscal year. Results for the dark tobacco business improved owing mainly to recovery in the Indonesian operations after weather-related crop shortages affected last fiscal year's comparable results. The oriental joint venture experienced larger volumes on earlier shipments in the first quarter of fiscal year 2013, and also benefited from lower operating expenses attributable to the effects of a stronger U.S. dollar. Segment operating income for the second quarter of fiscal year 2013 was $1.0 million, an increase of $0.5 million compared with the prior year, as dark tobacco volume improvements were partly offset by volume reductions due to shipment timing in the oriental joint venture. Revenues for this segment increased for the second quarter of fiscal year 2013 by 15%, to $43.8 million, mostly related to the higher sales for the Indonesian market. Revenues were also up $6.9 million to $107.2 million for the first half fiscal year 2013, primarily attributable to the timing of shipments of oriental tobaccos into the United States.
Other Information

Cost of goods sold increased by about 3% to $537.1 million in the quarter, consistent with higher revenues for that period and was flat, at $906.5 million, for the first half of fiscal year 2013. Selling, general, and administrative costs declined by $10.8 million in the first half of the year and increased by $1.6 million in the second fiscal quarter. In the six months, favorable comparisons from currency remeasurement and exchange gains and fewer claims and allowances were partially offset by the previous year's reversal of non-income tax provisions due to a favorable tax ruling in South America.
The consolidated effective income tax rates for the quarter and six months ended September 30, 2012, were approximately 28% and 30%, respectively. The rates for both periods were lower than the 35% federal statutory rate because of changes in exchange rates on deferred income tax assets and liabilities as well as lower effective rates on income from certain foreign subsidiaries. The effective income tax rates for the quarter and six months ended September 30, 2011, were approximately 275% and 70%. Those rates were significantly higher than normal because the Company did not record an income tax benefit on the non-deductible fine portion of the charge for the European Commission fine and interest in Italy. Without that item, the effective income tax rates would have been approximately 29% and 31% for the quarter and six months ended September 30, 2011, respectively. Those rates were lower than the 35% federal statutory rate chiefly due to the effect of exchange rate changes on deferred income taxes of certain foreign subsidiaries.

In September 2011, the Company announced that the General Court of the European Union issued a decision rejecting the appeal of Deltafina, S.p.A, its Italian subsidiary. That appeal related to the European Commission's revocation of Deltafina's immunity from a fine of €30 million (about $41 million on September 9, 2011) assessed against Deltafina and Universal jointly for actions in connection with Deltafina's purchase and processing of tobacco in the Italian raw tobacco market between 1995 and 2002. Deltafina has appealed the decision of the General Court to the European Court of Justice. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. The appeal process is likely to be concluded within eighteen months.
During the first quarter of fiscal year 2012, an insurance settlement was received for replacement cost recovery on the factory and equipment destroyed in a fire at the Company's sheet tobacco operations in Europe in 2010. The settlement generated a gain of $9.6 million, which was reported as "Other Income" in the Company's consolidated income statement.
General Overview

Our results have been good for the first half of the fiscal year, but they were heavily influenced by the effects of shipment timing. We saw carryover sales from last year's large African crops in this fiscal year's first quarter and accelerated shipments from South America and other origins in the second quarter. During the same period last fiscal year, shipments began later in Brazil and Africa due to a slow start to the season caused by oversupplied markets. Although production of flue-cured and burley tobacco outside of China is down, our leaf volumes shipped during the first six months are comparable to last year's levels. Our uncommitted stocks have also been reduced to very low levels, and we do not anticipate shipment volumes in the second half of the fiscal year to be equivalent to those of the previous fiscal year.
Beyond that caveat, we are pleased with the recovery in leaf tobacco and with our company's performance in these transitional markets. Looking forward, we expect market conditions to improve, and we are anticipating larger crops in several key origins where production has not met demand this year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of September 30, 2012, tobacco inventory of $901 million included $808 million in inventory that was committed for sale to customers and $93 million that was not committed. Committed inventory, after deducting about $48 million in customer deposits, represents our potential net exposure of about $760 million. We normally maintain a portion of our debt at variable interest rates in order to mitigate such interest rate risk related to carrying fixed-rate debt. At September 30, 2012, we had large cash balances that we plan to use to fund seasonal purchases of tobacco. These cash balances reduce our financing needs. Debt carried at variable interest rates was approximately $94 million at September 30, 2012. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects our average committed inventory levels over time.

Currency

The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We routinely enter forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, from time-to-time we enter forward contracts to hedge balance sheet exposures.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, Universal Corporation and Deltafina each filed appeals in the General Court. Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina has appealed the decision of the General Court to the European Court of Justice, and a hearing has been scheduled for November 13, 2012. Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. We expect the appeal to be concluded within eighteen months, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

Hupan, Chalanuk and Da Silva Lawsuits

We have been named along with multiple other defendants in Hupan, et al. v. Alliance One International, Inc., et al., Chalanuk, et al. v. Alliance One International, Inc., et al. and Da Silva, et. al. v. Alliance One International, Inc. et.al., which are separate but related lawsuits filed in New Castle County, Delaware state court on February 14, 2012, April 5, 2012 and October 25, 2012, respectively.  The lawsuits were brought by eight Argentine minor children born between 1996 and 2008 and their parents in Hupan, forty-one minor Argentine children born between 1986 and 2009 and their parents in Chalanuk, and thirty-eight minor Argentine children born between 1979 and 2010 and their parents in Da Silva.  The parent-plaintiffs allege that they grew tobacco in Argentina under contract with Tabacos Norte S.A., beginning in the 1980's and that they and their infant children were exposed directly and in utero to herbicides and pesticides used in the production and cultivation of tobacco that caused various alleged birth defects.  The Company has been sued based upon its alleged business dealings with co-defendants in the production of tobacco by Tabacos Norte, S.A.  The plaintiffs seek compensatory and punitive damages against all defendants under U.S. and Argentine law.  The Company intends to vigorously defend the lawsuits.  At this time, the litigation remains in an initial procedural phase, and it is not possible to predict an ultimate outcome or what liability, if any, the Company may incur.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended September 30, 2012:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1, 2012 to July 31, 2012	—	$—	—	$100,000,000
August 1, 2012 to August 31, 2012	—	—	—	—
September 1, 2012 to September 30, 2012	—	—	—	—
Total	—	$—	—	$100,000,000

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended September 30, 2012 and 2011, (ii) the Consolidated Balance Sheets at September 30, 2012, September 30, 2011 and March 31, 2012, (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011 and (iv) the Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2012	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)