Form 10-Q
period 2012-12-31
UNIVERSAL CORP /VA/
filed 2013-02-05
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2013, the total number of shares of common stock outstanding was 23,320,861.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$680,029	$672,420	$1,816,607	$1,792,911
Costs and expenses
Cost of goods sold	554,588	525,315	1,461,087	1,432,022
Selling, general and administrative expenses	60,928	64,747	169,406	183,985
Other income	—	(11,111)	—	(20,703)
Restructuring costs	—	399	3,687	10,220
Charge for European Commission fine in Italy	—	—	—	49,091
Operating income	64,513	93,070	182,427	138,296
Equity in pretax earnings (loss) of unconsolidated affiliates	(1,241)	1,072	(192)	(2,264)
Interest income	183	519	410	1,240
Interest expense	5,670	6,175	17,778	17,373
Income before income taxes and other items	57,785	88,486	164,867	119,899
Income taxes	18,070	26,884	50,633	48,972
Net income	39,715	61,602	114,234	70,927
Less: net income attributable to noncontrolling interests in subsidiaries	(4,173)	(3,149)	(7,586)	(4,625)
Net income attributable to Universal Corporation	35,542	58,453	106,648	66,302
Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)
Earnings available to Universal Corporation common shareholders	$31,830	$54,741	$95,511	$55,165

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$1.36	$2.36	$4.09	$2.38
Diluted	$1.25	$2.06	$3.75	$2.34

Weighted average common shares outstanding:
Basic	23,406	23,238	23,361	23,220
Diluted	28,517	28,381	28,470	28,309

Total comprehensive income, net of income taxes	$48,424	$55,477	$121,582	$56,725
Less: comprehensive income attributable to noncontrolling interests, net of income taxes	(4,274)	(3,097)	(7,878)	(4,527)
Comprehensive income attributable to Universal Corporation, net of income taxes	$44,150	$52,380	$113,704	$52,198

Dividends declared per common share	$0.50	$0.49	$1.48	$1.45

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$341,572	$152,368	$261,699
Accounts receivable, net	351,655	406,541	390,790
Advances to suppliers, net	118,380	94,732	135,317
Accounts receivable—unconsolidated affiliates	5,673	912	7,370
Inventories—at lower of cost or market:
Tobacco	742,895	862,991	682,095
Other	60,067	57,261	53,197
Prepaid income taxes	15,734	13,661	20,819
Deferred income taxes	36,591	52,766	51,025
Other current assets	68,999	71,121	88,317
Total current assets	1,741,566	1,712,353	1,690,629

Property, plant and equipment
Land	17,151	16,976	17,087
Buildings	232,780	225,010	228,982
Machinery and equipment	553,383	531,183	537,031
	803,314	773,169	783,100
Less accumulated depreciation	(509,913)	(469,414)	(479,908)
	293,401	303,755	303,192
Other assets
Goodwill and other intangibles	99,118	99,293	99,266
Investments in unconsolidated affiliates	92,775	84,306	93,312
Deferred income taxes	21,227	13,683	23,634
Other noncurrent assets	52,638	56,249	56,886
	265,758	253,531	273,098

Total assets	$2,300,725	$2,269,639	$2,266,919

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$87,423	$130,165	$128,016
Accounts payable and accrued expenses	164,831	199,408	187,790
Accounts payable—unconsolidated affiliates	54	7,207	295
Customer advances and deposits	60,537	45,061	16,832
Accrued compensation	25,870	20,638	30,659
Income taxes payable	18,727	12,085	12,866
Current portion of long-term obligations	210,000	15,000	16,250
Total current liabilities	567,442	429,564	392,708

Long-term obligations	185,000	395,000	392,500
Pensions and other postretirement benefits	139,105	95,656	140,529
Other long-term liabilities	86,938	87,147	90,609
Deferred income taxes	45,791	50,941	44,583
Total liabilities	1,024,276	1,058,308	1,060,929

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,999 shares issued and outstanding (219,999 at December 31, 2011 and March 31, 2012)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,324,880 shares issued and outstanding (23,245,254 at December 31, 2011, and 23,257,175 at March 31, 2012)	197,805	194,806	196,135
Retained earnings	910,454	844,150	854,654
Accumulated other comprehensive loss	(73,305)	(58,880)	(80,361)
Total Universal Corporation shareholders' equity	1,247,977	1,193,099	1,183,451
Noncontrolling interests in subsidiaries	28,472	18,232	22,539
Total shareholders' equity	1,276,449	1,211,331	1,205,990

Total liabilities and shareholders' equity	$2,300,725	$2,269,639	$2,266,919

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,234	$70,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,418	31,496
Amortization	1,278	1,277
Provision for losses on advances and guaranteed loans to suppliers	2,834	10,432
Foreign currency remeasurement loss (gain), net	(10,433)	4,812
Equity in net loss (income) of unconsolidated affiliates, net of dividends	(181)	18,769
Gain on fire loss insurance settlement	—	(9,592)
Gain on sale of property in Brazil	—	(11,111)
Restructuring costs	3,687	10,220
Charge for European Commission fine in Italy	—	49,091
Other, net	13,467	16,289
Changes in operating assets and liabilities, net	44,405	(132,623)
Net cash provided by operating activities	201,709	59,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(23,596)	(30,251)
Proceeds from sale of property, plant and equipment	3,363	18,650
Proceeds from fire loss insurance settlement	—	9,933
Other	1,004	—
Net cash used by investing activities	(19,229)	(1,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	(36,878)	(11,336)
Issuance of long-term obligations	—	100,000
Repayment of long-term obligations	(13,750)	(95,000)
Dividends paid to noncontrolling interests	(1,945)	(94)
Issuance of common stock	493	134
Repurchase of common stock	(5,053)	(4,004)
Dividends paid on convertible perpetual preferred stock	(11,137)	(11,137)
Dividends paid on common stock	(34,334)	(33,320)
Proceeds from termination of interest rate swap agreements	—	13,388
Other	—	(3,539)
Net cash used by financing activities	(102,604)	(44,908)

Effect of exchange rate changes on cash	(3)	(2,050)
Net increase in cash and cash equivalents	79,873	11,361
Cash and cash equivalents at beginning of year	261,699	141,007
Cash and cash equivalents at end of period	$341,572	$152,368

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

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets are industry practice in Brazil and support the farmers’ production of tobacco there. At December 31, 2012, the Company’s total exposure under guarantees issued by its operating subsidiary in Brazil for banking facilities of farmers in that country was approximately $30 million ($35 million face amount including unpaid accrued interest, less $5 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at December 31, 2012 was the face amount, $35 million including unpaid accrued interest ($38 million at December 31, 2011, and $26 million at March 31, 2012). The fair value of the guarantees was a liability of approximately $5 million at December 31, 2012 ($5 million at December 31, 2011, and $6 million at March 31, 2012). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $6 million at December 31, 2012.

European Commission Fines in Italy

In 2002, the Company reported that it was aware that the European Commission (the "Commission") was investigating certain aspects of the leaf tobacco markets in Italy. One of the Company's subsidiaries, Deltafina, S.p.A. ("Deltafina"), buys and processes tobacco in Italy. The Company reported that it did not believe that the Commission investigation in Italy would result in penalties being assessed against it or its subsidiaries that would be material to the Company’s earnings. The reason the Company held this belief was that it had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court of the European Union ("General Court"). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the

General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. The accrued liability is reported in other long-term liabilities. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. The Company expects the appeal to be concluded within fifteen months, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

Hupan, Chalanuk and Da Silva Lawsuits

As previously disclosed, the Company was named along with multiple other defendants in Hupan, et al. v. Alliance One International, Inc., et al., Chalanuk, et al. v. Alliance One International, Inc., et al. and Da Silva, et. al. v. Alliance One International, Inc. et.al., which are separate but related lawsuits filed in Delaware state court seeking damages related to birth defects in Argentine children that were alleged to have been caused by exposure to herbicides and pesticides used in the production of tobacco by Tabacos Norte, S.A.  The Company was sued based upon its alleged business dealings with the co-defendants in the production of tobacco by Tabacos Norte, S.A.  On jurisdictional grounds, the Company did not believe that it should be a party to the lawsuits, and its outside counsel so advised the counsel for the plaintiffs. The plaintiffs subsequently agreed to dismiss the Company from the lawsuits without prejudice. Orders dismissing the Company from the lawsuits were entered by the court in December 2012.

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

Advances to Suppliers

In some regions where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. Primarily in Brazil, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $186 million at December 31, 2012, $187 million at December 31, 2011, and $225 million at March 31, 2012. The related valuation allowances totaled $56 million at December 31, 2012, $78 million at December 31, 2011, and $74 million at March 31, 2012, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $3 million and $10 million in the nine-month periods ended December 31, 2012 and 2011, respectively. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Accrual of interest is discontinued when an advance is not expected to be fully collected.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2012 , the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $77 million ($83 million at December 31, 2011, and $82 million at March 31, 2012), and the related valuation allowances totaled approximately $26 million ($25 million at December 31, 2011, and $25 million at March 31, 2012). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $23 million based on the exchange rate for the Brazilian currency at December 31, 2012. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary took steps to contest the full amount of the assessment. As of December 31, 2012, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $18 million. The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $18 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2012.

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

A summary of the restructuring costs recorded during the nine months ended December 31, 2012 and 2011, is as follows:

	Nine Months Ended December 31,
(in thousands of dollars)	2012	2011

Employee termination benefits	$3,687	$7,123
Other restructuring costs	—	3,097
Total	$3,687	$10,220

A reconciliation of the Company’s liability for the employee termination benefits and other restructuring costs discussed above for the nine months ended December 31, 2012 and 2011, is as follows:

(in thousands of dollars)	Employee Termination Benefits	Other Costs	Total

Nine Months Ended December 31, 2011:
Balance at beginning of year	$6,386	$225	$6,611
Costs charged to expense	7,123	3,097	10,220
Payments	(12,017)	(2,994)	(15,011)
Balance at December 31, 2011	$1,492	$328	$1,820

Nine Months Ended December 31, 2012:
Balance at beginning of year	$1,271	$291	$1,562
Costs charged to expense	3,687	—	3,687
Payments	(4,902)	(291)	(5,193)
Balance at December 31, 2012	$56	$—	$56

Most of the restructuring liability remaining at December 31, 2012 is expected to be paid by the end of the current fiscal year. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring costs and asset impairment charges in future periods as business changes occur and additional cost savings initiatives are implemented.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2012	2011	2012	2011

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$35,542	$58,453	$106,648	$66,302
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	31,830	54,741	95,511	55,165

Denominator for basic earnings per share
Weighted average shares outstanding	23,406	23,238	23,361	23,220

Basic earnings per share	$1.36	$2.36	$4.09	$2.38

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$31,830	$54,741	$95,511	$55,165
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	3,712	11,137	11,137
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	35,542	58,453	106,648	66,302

Denominator for diluted earnings per share
Weighted average shares outstanding	23,406	23,238	23,361	23,220
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,800	4,775	4,794	4,769
Employee share-based awards	311	368	315	320
Denominator for diluted earnings per share	28,517	28,381	28,470	28,309

Diluted earnings per share	$1.25	$2.06	$3.75	$2.34

For the nine months ended December 31, 2012 and 2011, certain stock appreciation rights and certain stock options outstanding were not included in the computation of diluted earnings per share because their effect would have been antidilutive. These shares totaled 300,800 at a weighted-average exercise price of $58.15 for the nine months ended December 31, 2012, and 435,801 at a weighted-average exercise price of $55.81 for the nine months ended December 31, 2011.

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

The consolidated effective income tax rate on pretax earnings was approximately 31% for both the quarter and nine months ended December 31, 2012, respectively. That rate was slightly lower than the 35% U.S. federal statutory rate primarily due to the effect of changes in exchange rates on deferred income tax assets and liabilities of foreign subsidiaries and a lower net effective tax rate on dividend income from unconsolidated operations.

The consolidated effective income tax rates on pretax earnings were approximately 30% and 41% for the quarter and nine months ended December 31, 2011, respectively. The rate for the nine-month period was significantly higher than normal because the Company did not record an income tax benefit on the non-deductible fine portion of the charge recorded in September 2011 for the European Commission fine and interest in Italy (approximately $40 million of the total $49.1 million charge). Without that item, the effective income tax rates would have been approximately 29% for the nine months. That rate and the effective rate for the quarter were lower than the 35% federal statutory rate primarily due to the effect of exchange rate changes on deferred income taxes of certain foreign subsidiaries, the recognition of foreign tax credits related to earnings of subsidiaries in the Company's African region, a lower net effective tax rate on dividend income from unconsolidated operations, and recoveries of prior year state income taxes.

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

Hedging Strategy for Interest Rate Risk

The Company previously entered into receive-fixed/pay-floating interest rate swap agreements totaling $245 million notional amount that were designated and qualified as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. During the second quarter of fiscal year 2012, several of those swap contracts in the notional amount of $50 million were settled on maturity of the underlying debt, and the remaining contracts in the total notional amount of $195 million were settled prior to maturity at an aggregate gain of approximately $13 million. That gain is being amortized over the remaining terms of the underlying debt instruments as a reduction in interest expense. No fixed-to-floating interest rate swap agreements were outstanding at December 31, 2012.

During the third quarter of fiscal year 2012, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its outstanding amortizing bank term loan. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The aggregate notional amount of the interest rate swaps will be reduced over a five-year period as payments are made on the loan. At December 31, 2012, the total notional amount of the swaps was approximately $95 million, which corresponded with the outstanding balance of the loan.

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

The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first nine months of fiscal years 2013 and 2012, was as follows:

	Nine Months Ended December 31,
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

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company may enter into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. The Company does not designate these contracts as hedges for accounting purposes. Gains and losses on forward contracts would be recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. No forward contracts were entered for this purpose in fiscal year 2012, or through the first nine months of fiscal year 2013. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2012	2011	2012	2011

Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$—	$—	$—	$3,195
Location of gain (loss) recognized in earnings	Interest expense
Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$—	$—	$—	$(3,195)
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(9)	$(820)	$(1,462)	$(820)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(237)	$—	$(692)	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$—	$99	$(7,900)	$3,430
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(2,759)	$1,520	$(8,503)	$5,343
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$(1,325)	$858
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(193)	$(67)	$(2,152)	$1,023
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements designated as fair value hedges, since the hedges had no ineffectiveness, the gain or loss recognized in earnings on the derivative was offset by a corresponding loss or gain on the underlying hedged debt. For the interest rate swap agreements designated as cash flow hedges, as of December 31, 2012, approximately $1.1 million is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $0.2 million remained in accumulated other comprehensive loss at December 31, 2012. That balance reflects net losses on settled contracts related to the 2011-2012 crop, less the amount reclassified to earnings related to tobacco sold through December 31, 2012. The majority of the balance in the accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2013 as the remaining 2011-2012 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2012 and 2011, and March 31, 2012:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2012	December 31, 2011	March 31, 2012		December 31, 2012	December 31, 2011	March 31, 2012

Derivatives Designated as Hedging Instruments
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$—	$—	$—	Long-term obligations	$—	$—	$—

Interest rate swap agreements designated as cash flow hedges	Other non-current assets	—	—	—	Other long-term liabilities	1,889	820	1,119

Forward foreign currency exchange contracts	Other current assets	—	—	83	Accounts payable and accrued expenses	—	63	925
Total		$—	$—	$83		$1,889	$883	$2,044

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$239	$15	$273	Accounts payable and accrued expenses	$537	$474	$427
Total		$239	$15	$273		$537	$474	$427

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

Under the accounting guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework for measuring fair value is based on a fair value hierarchy that distinguishes between observable inputs (i.e., inputs that are based on market data obtained from independent sources) and unobservable inputs (i.e., inputs that require the Company to make its own assumptions about market participant assumptions because little or no market data exists). There are three levels within the fair value hierarchy:

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

At December 31, 2012, December 31, 2011 and March 31, 2012, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	December 31, 2012
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$136,528	$—	$—	$136,528
Trading securities associated with deferred compensation plans	18,907	—	—	18,907
Forward foreign currency exchange contracts	—	239	—	239
Total financial assets measured and reported at fair value	$155,435	$239	$—	$155,674

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$5,025	$5,025
Interest rate swap agreements	—	1,889	—	1,889
Forward foreign currency exchange contracts	—	537	—	537
Total financial liabilities measured and reported at fair value	$—	$2,426	$5,025	$7,451

	December 31, 2011
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$100,728	$—	$—	$100,728
Trading securities associated with deferred compensation plans	18,263	—	—	18,263
Forward foreign currency exchange contracts	—	15	—	15
Total financial assets measured and reported at fair value	$118,991	$15	$—	$119,006

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$4,837	$4,837
Interest rate swap agreements	—	820	—	820
Forward foreign currency exchange contracts	—	537	—	537
Total financial liabilities measured and reported at fair value	$—	$1,357	$4,837	$6,194

	March 31, 2012
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$48,546	$—	$—	$48,546
Trading securities associated with deferred compensation plans	19,803	—	—	19,803
Forward foreign currency exchange contracts	—	356	—	356
Total financial assets measured and reported at fair value	$68,349	$356	$—	$68,705

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$5,932	$5,932
Interest rate swap agreements	—	1,119	—	1,119
Forward foreign currency exchange contracts	—	1,352	—	1,352
Total financial liabilities measured and reported at fair value	$—	$2,471	$5,932	$8,403

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

Guarantees of bank loans to tobacco growers

The Company guarantees bank loans to tobacco growers in Brazil for crop financing and construction of curing barns or other tobacco producing assets. In the event that the farmers default on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluates the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees is determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses is then calculated at a risk-adjusted interest rate (4.2% as of December 31, 2012, 7.3% as of December 31, 2011 and 6.6% as of March 31, 2012) that is aligned with the expected duration of the liability and includes an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate may result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2012 and 2011 is provided below. A significant number of the loans in the portfolio reached their maturity dates during fiscal year 2012. The Company satisfied its obligations under the related guarantees by remitting payment to the banks and taking title to the loans, thereby reducing the guarantee liability.

	Nine Months Ended December 31,
(in thousands of dollars)	2012	2011

Balance at beginning of year	$5,932	$20,699
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year and other loans from portfolio)	(5,609)	(19,123)
Transfer from allowance for loss on direct loans to farmers (addition of current crop year loans)	4,825	4,276
Change in discount rate and estimated collection period	96	676
Currency remeasurement	(219)	(1,691)
Balance at end of period	$5,025	$4,837

Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $401 million at December 31, 2012, $430 million at December 31, 2011, and $428 million at March 31, 2012. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2012	2011	2012	2011

Service cost	$1,229	$891	$151	$188
Interest cost	3,174	3,413	582	578
Expected return on plan assets	(3,544)	(3,700)	(31)	(33)
Settlement costs	1,975	—	—	—
Net amortization and deferral	2,522	2,384	56	(58)
Net periodic benefit cost	$5,356	$2,988	$758	$675

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2012	2011	2012	2011

Service cost	$3,499	$3,455	$445	$566
Interest cost	9,493	10,250	1,727	1,734
Expected return on plan assets	(10,238)	(11,055)	(93)	(101)
Settlement costs	3,304	—	—	—
Net amortization and deferral	7,886	5,061	156	(175)
Net periodic benefit cost	$13,944	$7,711	$2,235	$2,024

During the nine months ended December 31, 2012, the Company made contributions of approximately $11.4 million to its pension plans. Additional contributions of approximately $3.6 million are expected during the remaining three months of fiscal year 2013, including $2.6 million to the Company's ERISA-regulated U.S. plan and $1.0 million to its non-ERISA regulated and other plans.

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

During the nine-month periods ended December 31, 2012 and 2011, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

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

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the nine-month periods ended December 31, 2012 and 2011, the Company recorded total stock-based compensation expense of approximately $4.7 million and $4.9 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.0 million during the remaining three months of fiscal year 2013.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2012	2011	2012	2011

SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$85,521	$109,743	$205,377	$236,101
Other regions (1)	551,903	529,476	1,461,417	1,423,275
Subtotal	637,424	639,219	1,666,794	1,659,376
Other tobacco operations (2)	42,605	33,201	149,813	133,535
Consolidated sales and other operating revenues	$680,029	$672,420	$1,816,607	$1,792,911

OPERATING INCOME
Flue-cured and burley leaf tobacco operations:
North America	$5,235	$13,234	$9,764	$23,864
Other regions (1)	59,292	69,382	168,068	146,732
Subtotal	64,527	82,616	177,832	170,596
Other tobacco operations (2)	(1,255)	814	8,090	4,044
Segment operating income	63,272	83,430	185,922	174,640
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	1,241	(1,072)	192	2,264
Restructuring costs (4)	—	(399)	(3,687)	(10,220)
Charge for European Commission fine in Italy (4)	—	—	—	(49,091)
Add: Other income (4)	—	11,111	—	20,703
Consolidated operating income	$64,513	$93,070	$182,427	$138,296

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 12. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the nine months ended December 31, 2012 and 2011 is as follows:

	Nine Months Ended December 31, 2012			Nine Months Ended December 31, 2011
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,183,451	$22,539	$1,205,990	$1,185,606	$13,799	$1,199,405
Changes in common stock
Issuance of common stock	493	—	493	140	—	140
Repurchase of common stock	(969)	—	(969)	(661)	—	(661)
Accrual of stock-based compensation	4,686	—	4,686	4,857	—	4,857
Withholding of shares from stock-based compensation for grantee income taxes (SARs, RSUs, and PSAs)	(2,970)	—	(2,970)	(1,522)	—	(1,522)
Dividend equivalents on RSUs	430	—	430	384	—	384

Changes in retained earnings
Net income	106,648	7,586	114,234	66,302	4,625	70,927
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(11,137)	—	(11,137)	(11,137)	—	(11,137)
Common stock	(34,600)	—	(34,600)	(33,555)	—	(33,555)
Repurchase of common stock	(4,681)	—	(4,681)	(2,827)	—	(2,827)
Dividend equivalents on RSUs	(430)	—	(430)	(384)	—	(384)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	(634)	292	(342)	(11,880)	(98)	(11,978)
Foreign currency hedge, net of income taxes	1,023	—	1,023	(4,963)	—	(4,963)
Interest rate hedge, net of income taxes	(501)	—	(501)	(533)	—	(533)
Pension and other postretirement benefits, net of income taxes	7,168	—	7,168	3,272	—	3,272
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(1,945)	(1,945)	—	(94)	(94)
Balance at end of period	$1,247,977	$28,472	$1,276,449	$1,193,099	$18,232	$1,211,331

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; regulation and litigation impacts on our customers; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in the first half of the fiscal year, we generally expect inventory levels and other working capital items to decrease in the second half of our fiscal year as crops in Africa are shipped and South American shipments near completion. By December 31, 2012, we saw the beginning of the seasonal contraction in our working capital levels with inventory levels declining, cash flow provided by operations increasing, cash balances increasing, and debt levels decreasing from September 30, 2012 levels. We funded our working capital needs for the nine months ended December 31, 2012, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Our working capital needs for the first nine months of fiscal year 2013 have been reduced largely due to accelerated processing and shipping of tobacco, sales of uncommitted inventories, smaller crops this year, and carryover shipments from last year's large crops in some origins.
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

Operating Activities
Our operating activities provided $202 million in net cash flows during the nine months ended December 31, 2012.  That amount was $142 million higher than the amount generated during the same period last year, primarily due to lower working capital needs this fiscal year.  This increase is also reflected in our cash and cash equivalent balances which are $189 million higher than December 31, 2011 levels. Tobacco inventory increased by $61 million from March 31, 2012 levels on seasonal leaf purchases and ended the period at $743 million. Tobacco inventory levels were $120 million lower than December 31, 2011 levels, principally due to smaller crops, coupled with accelerated shipments in South America and some African origins and reductions in uncommitted inventories in key origins. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

Accounts receivable decreased by $39 million compared to March 31, 2012, reflecting seasonal decreases including collections on shipments of large African carryover crops.  Accounts receivable were $55 million lower than December 31, 2011 levels, largely due to smaller crops, accelerated shipments in some origins, and the mix of customer sales.
 We generally do not purchase material quantities of tobacco on a speculative basis.  The majority of our inventories are not considered to be at risk as they are committed for sale to customers.  At December 31, 2012, our uncommitted inventories were $77 million, or about 10% of total tobacco inventory, compared to $143 million, or about 21% of our March 31, 2012 inventory, and $124 million, or about 14% of our December 31, 2011 inventory.   Our uncommitted inventories at December 31, 2012, were at very low levels for our business and reflect leaf sales that have reduced uncommitted inventories in several key origins, as well as the smaller crops.

Investing Activities

During the nine months ended December 31, 2012, we invested about $24 million in our fixed assets compared to $30 million in the nine months ended December 31, 2011.  Depreciation expense was approximately $32 million and $31 million in the nine months ended December 31, 2012 and 2011, respectively.  Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow.  We currently have no major capital expenditures approved for the next twelve months. However, from time to time, we identify opportunities that may require significant capital investment.  In the nine months ended December 31, 2011, we received $19 million in proceeds from the sale of fixed assets, including the sale of our Canadian facilities and land and storage buildings in Brazil, and we received $10 million from an insurance settlement on assets destroyed by a fire.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt.  We also consider our net debt plus shareholders' equity to be our net capitalization.  Net debt decreased by about $91 million to $201 million during the nine months ended December 31, 2012, primarily due to lower working capital requirements.  Net debt as a percentage of net capitalization was approximately 14% at December 31, 2012, reflecting lower than normal seasonal expansion and higher cash balances, and was below our target range.  This ratio is down from about 19% at March 31, 2012, and down from approximately 26% at December 31, 2011.  Net debt was about $231 million lower than December 31, 2011 levels, reflecting lower working capital needs.  In the nine months ended December 31, 2012, we used cash to repay $14 million of maturing long-term debt. As of December 31, 2012, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.  We had $450 million available under a committed revolving credit facility that will mature in November 2016 and $342 million in cash and cash equivalents.  Our short-term debt totaled $87 million, and we had $210 million of current maturities of long-term debt.  In addition, we had about $431 million in unused, uncommitted credit lines.  Our seasonal working capital requirements typically increase significantly between March and September and decline after September.  Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs, current maturities of long-term debt, any cash payments related to our E.U. fine appeal, and currently anticipated capital expenditure requirements over the next twelve months. While our available capital resources exceed these anticipated needs, we may explore issuing additional long-term debt in order to better control liquidity risk.
Our Board of Directors approved our current share repurchase program in November 2011. The program expires in November 2013 and authorizes purchases of up to $100 million of our common stock. Under the authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During the first nine months of this fiscal year, we purchased 115,112 shares of common stock at an aggregate cost of $6 million (average share price per share of $49.09), based on trading dates. We did not purchase any shares under this program prior to the beginning of this fiscal year. In determining our level of share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements.  Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability.  As of December 31, 2012, our available authorization under the program was $94 million and approximately 23 million common shares were outstanding.
Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates.  At December 31, 2012, the fair value of our outstanding interest rate swap agreements was a liability of about $2 million, and the notional amount swapped was approximately $95 million. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate amortizing term loan. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there.  We generally account for our hedges of forecast tobacco purchases as cash flow hedges.  At December 31, 2012, we had no open hedge contracts for those purposes.  We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was not material at December 31, 2012.

Results of Operations

Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the nine months ended December 31, 2012, was $106.6 million, or $3.75 per diluted share, compared with last year's net income of $66.3 million, or $2.34 per diluted share for the same period. The comparison of the current and prior year periods is affected by several unusual items, which are described below, and amount to net pretax charges of $3.7 million ($0.05 per diluted share) for the nine months ended December 31, 2012, and $38.6 million ($1.39 per diluted share) for the same period last year. For the three months ended December 31, 2012, net income of $35.5 million, or $1.25 per diluted share, compared with net income for the prior year's third quarter of $58.5 million, or $2.06 per diluted share, which included unusual items amounting to a net pretax benefit of $10.7 million ($0.25 per diluted share).
Segment operating income, which excludes those unusual items, was $185.9 million for the nine-month period, an increase of $11.3 million over the prior year, as improved results in the Other Regions and Other Tobacco Operations segments were partly offset by a decline in the North America segment. Revenues increased by 1% to $1.8 billion for the first nine months of fiscal year 2013, mostly as a result of higher volumes from carryover crop sales from the prior year and accelerated shipments of current crop tobaccos. Segment operating income declined by 24% to $63.3 million for the three months ended December 31, 2012, compared with the prior year on lower volumes and margins in all segments. Revenues increased for the quarter by 1% to $680 million on those lower volumes at higher average prices.

The following table sets forth the unusual items included in reported results:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in millions of dollars, except per share amounts)	2012	2011	2012	2011
(Charges) and gains
Charge for European Commission fine in Italy (1)	$—	$—	$—	$(49.1)
Restructuring costs (2)	—	(0.4)	(3.7)	(10.2)
Gain on fire loss insurance settlement in Europe (3)	—	—	—	9.6
Gain on sale of facility in Brazil (4)	—	11.1	—	11.1

Total effect on operating income	$—	$10.7	$(3.7)	$(38.6)

Total effect on net income	$—	$7.0	$(1.5)	$(39.4)

Total effect on diluted earnings per share	$—	$0.25	$(0.05)	$(1.39)

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

Flue-cured and Burley Leaf Tobacco Operations

Nine Months
Operating income for the flue-cured and burley tobacco operations, which include the North America and Other Regions segments, increased by 4.2% to $177.8 million for the nine months ended December 31, 2012, as improved results in the Other

Regions segment were partially offset by a decline in the North America segment. Revenues for the group of about $1.7 billion were relatively flat compared with the previous year. Earnings for the Other Regions segment were $168.1 million for the nine months ended December 31, 2012, an increase of about 15% compared with earnings of $146.7 million for the comparable prior year period. The improvement was driven primarily by higher sales volumes in South America and Africa, mainly as a result of carryover shipments from last year's large crops, as well as accelerated shipment timing this year compared to slower deliveries last year. Those factors were partly offset by decreased earnings in Europe because of the absence of last year's insurance recoveries, lower results in some origins due to the timing of shipments, and unfavorable exchange rates. Selling, general, and administrative expenses for the segment were reduced, mostly due to currency remeasurement and exchange gains and lower provisions for suppliers. Revenues for the Other Regions segment were up by about 3% to $1.5 billion, reflecting increased overall leaf volumes, offset in part by lower average prices on carryover shipments of African tobaccos.
Operating income for the North America segment decreased by $14.1 million to $9.8 million, mainly due to lower shipment volumes and fewer carryover and old crop sales in the current period. Similarly, revenues for this segment were down by 13% to $205.4 million on those volume declines, offset in part by higher tobacco processing volumes.
Third Quarter
Operating income for the flue-cured and burley tobacco operations decreased by $18.1 million to $64.5 million for the third quarter of fiscal year 2013, compared to the same period last year on lower volumes and margins in most origins. Revenues for the group of $637.4 million were flat versus the prior year, on decreased volumes at higher average prices. Operating income for the Other Regions segment was down by 15% to $59.3 million compared with the prior year. Although South America's results benefited from higher shipments of carryover crops in Brazil, that improvement was more than offset by lower results in Africa from reduced volumes and higher unit costs due to the smaller crops, as well as a less favorable product mix. Selling, general, and administrative expenses for the Other Regions segment were down for the quarter due primarily to lower provisions for suppliers and favorable currency remeasurement and exchange comparisons to the same period last year. In addition, segment results were reduced by the absence of $6.3 million in dividend income from unconsolidated subsidiaries recorded in the third quarter of fiscal year 2012. Revenues for the Other Regions segment increased by 4% to $551.9 million as higher average prices outweighed lower volumes.
Operating income for the North America segment was $5.2 million, down by $8.0 million, on reduced volumes, fewer domestic old crop sales due to depleted inventories, and product mix. Those factors also decreased revenues for this segment, which declined by 22% to $85.5 million.

Other Tobacco Operations

The Other Tobacco Operations segment operating income increased by $4.0 million to $8.1 million for the nine months ended December 31, 2012, compared with the same period for the previous fiscal year. Results for the dark tobacco business improved for both the quarter and the nine months, due in part to recovery from the Indonesian crop shortages affecting last year's comparable results. Results for the oriental joint venture also improved for the nine-month period versus the prior year on lower operating expenses due to the effects of a stronger U.S. dollar. Operating income for the segment for the third quarter of fiscal year 2013 was a loss of $1.3 million, down $2.1 million compared with the prior year, as benefits from a favorable product mix for the dark tobacco business were outweighed by volume reductions for the oriental joint venture due to earlier shipments this fiscal year. Revenues for this segment increased for the nine months ended December 31, 2012, by 12%, to $149.8 million, and for the third fiscal quarter by 28% to $42.6 million. The increases in both periods reflected the higher sales for the dark tobacco business but were largely attributable to the timing of shipments of oriental tobaccos into the United States.

Other Information

Cost of goods sold increased by about 2% to $1.5 billion for the nine months ended December 31, 2012, consistent with higher revenues for the period, and was up about 6%, to $554.6 million, for the third quarter of fiscal year 2013 due to higher unit costs on reduced volumes in some origins. Selling, general, and administrative costs declined by $14.6 million for the nine-month period and by $3.8 million in the third fiscal quarter, compared with the respective prior periods. The decrease for the quarter was mainly due to lower provisions for suppliers, while the nine-month period also included favorable comparisons from currency remeasurement and exchange gains, partially offset by higher compensation and benefit accruals and the previous year's reversal of non-income tax provisions due to a favorable tax ruling in South America.
Interest expense for the nine months ended December 31, 2012, of $17.8 million was relatively flat compared to the prior year. Interest expense for the third quarter decreased about 8% to $5.7 million mostly due to reduced average debt levels in the current fiscal year. The consolidated effective income tax rate for both the quarter and nine months ended December 31, 2012, was approximately 31%. The effective income tax rates for the quarter and nine months ended December 31, 2011, were approximately

30% and 41%, respectively. The nine-month rate in the prior period was significantly higher than normal because the Company did not record an income tax benefit on the non-deductible fine portion of the charge for the European Commission fine and interest in Italy. Without that item, the effective income tax rate would have been approximately 29%. The rates in all periods were lower than the 35% federal statutory rate because of the effect of changes in exchange rates on deferred income tax assets and liabilities as well as lower effective rates on income from certain foreign subsidiaries.
In September 2011, the Company announced that the General Court of the European Union issued a decision rejecting the appeal of Deltafina, S.p.A, its Italian subsidiary. That appeal related to the European Commission's revocation of Deltafina's immunity from a fine of €30 million (about $41 million on September 9, 2011) assessed against Deltafina and Universal jointly for actions in connection with Deltafina's purchase and processing of tobacco in the Italian raw tobacco market between 1995 and 2002. Deltafina has appealed the decision of the General Court to the European Court of Justice. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. The appeal process is likely to be concluded within fifteen months.
During the first quarter of fiscal year 2012, an insurance settlement was received for replacement cost recovery on the factory and equipment destroyed in a fire at the Company's sheet tobacco operations in Europe in 2010. The settlement generated a gain of $9.6 million. In the third quarter of fiscal year 2012, the Company sold land and storage buildings in Brazil in exchange for other property and $9.4 million in cash. The transaction resulted in a gain of $11.1 million. Both of these gains are reported in other income in the consolidated statements of income.
General Overview

The hard work and depth of local market knowledge from our teams on the ground around the world enabled us to deliver good results to our customers and shareholders in the nine months ended December 31, 2012. Despite our success thus far, we still face challenges for the remainder of the fiscal year. We anticipate lower shipments in the fourth quarter. Last year, we began shipping tobacco later compared to the current year, and crops were larger. These factors caused volumes to be skewed toward the second half of last year. Larger volumes of uncommitted inventories were also available for sale last year, and we have sold a significant amount of those stocks. Our uncommitted stocks were only 10% of total inventory at December 31, 2012, and remain at very low levels.
On a positive note, sales of uncommitted inventories, smaller crops, and earlier shipments in the current year have reduced our working capital requirements and provided strong cash generation through the third quarter of fiscal year 2013. We returned more than $50 million to shareholders in the nine months ended December 31, 2012 through dividends and share repurchases and have a strong balance sheet position to support the requirements of the upcoming crop cycle. Our improved financial position will serve us well, as we expect to return to more normal crop sizes in the next fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of December 31, 2012, tobacco inventory of $743 million included $666 million in inventory that was committed for sale to customers and $77 million that was not committed. Committed inventory, after deducting about $61 million in customer deposits, represents our potential net exposure of about $605 million. We normally maintain a portion of our debt at variable interest rates in order to mitigate such interest rate risk related to carrying fixed-rate debt. At December 31, 2012, we had large cash balances that we plan to use to fund seasonal purchases of tobacco. These cash balances reduce our financing needs. Debt carried at variable interest rates was approximately $87 million at December 31, 2012. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects our average committed inventory levels over time.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

European Commission Fines in Italy

In 2002, we reported that we were aware that the European Commission (the "Commission") was investigating certain aspects of the leaf tobacco markets in Italy. One of our subsidiaries, Deltafina, S.p.A. ("Deltafina"), buys and processes tobacco in Italy. We reported that we did not believe that the Commission investigation in Italy would result in penalties being assessed against us or our subsidiaries that would be material to our earnings. The reason we held this belief was that we had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, Universal Corporation and Deltafina each filed appeals in the General Court ("General Court"). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina has appealed the decision of the General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. We expect the appeal to be concluded within fifteen months, and any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

Hupan, Chalanuk and Da Silva Lawsuits

As previously disclosed, we were named along with multiple other defendants in Hupan, et al. v. Alliance One International, Inc., et al., Chalanuk, et al. v. Alliance One International, Inc., et al. and Da Silva, et. al. v. Alliance One International, Inc. et.al., which are separate but related lawsuits filed in Delaware state court seeking damages related to birth defects in Argentine children that were alleged to have been related to caused by herbicides and pesticides used in the production of tobacco by Tabacos Norte, S.A.  We were sued based upon our alleged business dealings with the co-defendants in the production of tobacco by Tabacos Norte, S.A.  On jurisdictional grounds, we did not believe that we should be a party to the lawsuits, and our outside counsel so advised the counsel for the plaintiffs. The plaintiffs subsequently agreed to dismiss us from the lawsuits without prejudice. Orders dismissing us from the lawsuits were entered by the court in December 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information concerning our repurchase shares of our common stock during the three-month period ended December 31, 2012:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1, 2012 to October 31, 2012	—	$—	—	$100,000,000
November 1, 2012 to November 30, 2012	50,570	48.35	50,570	97,554,784
December 1, 2012 to December 31, 2012	64,542	49.66	64,542	94,349,371
Total	115,112	$49.09	115,112	$94,349,371

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2012 and 2011, (ii) the Consolidated Balance Sheets at December 31, 2012, December 31, 2011 and March 31, 2012, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011 and (iv) the Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 5, 2013	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)