Form 10-K
period 2013-03-31
UNIVERSAL CORP /VA/
filed 2013-05-24
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2013
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
Large accelerated filer ☒      Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2012, the last day of the registrant's most recently completed second fiscal quarter, was approximately $979 million.
As of May 20, 2013, the total number of shares of common stock outstanding was 23,339,382.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the 2013 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

UNIVERSAL CORPORATION
FORM 10-K

General

This Annual Report on Form 10-K, which we refer to herein as our Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may make written or oral forward-looking statements from time to time, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates; and general economic, political, market, and weather conditions. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.

This Annual Report uses the terms “Universal,” “the Company,” “we,” “us,” and “our” to refer to Universal Corporation and its subsidiaries when it is not necessary to distinguish among Universal Corporation and its various operating subsidiaries or when any distinction is clear from the context in which it is used.

PART I

Item 1.   Business

A.	The Company

Overview

We are the leading global leaf tobacco supplier. We operate in over 30 countries on five continents. Tobacco has been our principal focus since our founding in 1918. The largest portion of our business involves procuring and processing flue-cured and burley leaf tobacco for manufacturers of consumer tobacco products. Our reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco-related services. We generated approximately $2.5 billion in consolidated revenues and earned $232.8 million in total segment operating income in fiscal year 2013. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

Key Operating Principles

We believe that by following several key operating principles we can continue to produce good financial returns from our business and enhance shareholder value. These key operating principles are:

•
Strategic market position. We work closely with both our customers and suppliers to ensure that we deliver a product that meets our customers' needs and promotes a strong sustainable supplier base. We believe that developing and maintaining these relationships is particularly valuable in the leaf tobacco industry where delivering quality, compliant tobacco at an appropriate price is a key factor in long-term profitability. Balancing these relationships allows us to optimize our inventory levels to reduce risk during market downturns by enabling us to target our tobacco production contracts against customer purchase indications. We work to adapt our business model to meet our customers' evolving needs while providing the compliant products, stability of supply, and the high level of service that distinguishes our company.

•
Strong local management. We operate with strong local management. We believe that having strong local management in each leaf tobacco origin helps us better identify and adjust to constantly changing market conditions and provides us with specific market knowledge quickly. We believe that this, coupled with effective global coordination, is a key factor in our ability to continue to deliver the high quality, competitively-priced products that our customers expect.

•
Compliant products. We focus on sourcing a compliant product that meets customer requirements in a competitive, yet sustainable manner. We sponsor programs to educate farmers in good agricultural practices, the reduction of non-tobacco related materials, product traceability, elimination of child labor, environmental sustainability, and social responsibility, among others.

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

•
Financial strength. We believe that our financial strength is important, because it enables us to fund our business efficiently and make investments in our business when appropriate opportunities are identified. We believe that lower interest and capital costs give us a competitive advantage. Our financial strength also affords us financial flexibility in dealing with customer requirements and market changes. We continually work to improve our financial condition and creditworthiness.

Additional Information

Our website address is www.universalcorp.com. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the SEC. Access to these filings on our website is available free of charge. Copies are also available, without charge, from Universal Corporation Investor Relations, 9201 Forest Hill Avenue, Richmond, VA 23235. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We also post our press releases on our website. Information on our website is not deemed to be incorporated by reference into this Annual Report.

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

General

Our primary business is procuring, financing, processing, packing, storing, and shipping leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Procuring leaf tobacco involves contracting with, providing agronomy support to, and financing farmers in many origins. We do not manufacture cigarettes or other consumer tobacco products. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing countries around the world, we contract, purchase, process, and sell flue-cured and burley tobaccos, as well as dark air-cured and oriental tobaccos. We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, service cutting for select manufacturers, manufacturing reconstituted leaf tobacco, and managing just-in-time inventory. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. We generate our revenues from product sales, processing fees, and fees for other services. Sales to our five largest customers, with whom we have longstanding relationships, have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years.  Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2013, our flue-cured and burley operations accounted for 90% of our revenues and 91% of our segment operating income.

Because unprocessed, or “green,” tobacco is a perishable product, processing of leaf tobacco is an essential service to our customers. Our processing of leaf tobacco includes grading in the factories, blending, removal of non-tobacco material, separation of leaf from the stems, drying, packing to precise moisture targets for proper aging, as well as temporary storage. Accomplishing these tasks generally requires investments in factories and machinery in areas where the tobacco is grown. Processed tobacco that has been properly packed can be stored by customers for a number of years prior to use, but most processed tobacco is used within two to three years.

We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world. We estimate that we have historically handled, through leaf sales and processing, between 20% and 30% of the annual production of such tobaccos in Brazil and between 35% and 45% in Africa. These percentages can change from year to year based on the size, price, and quality of the crops. Recently, as tobacco growing regions have expanded in Africa, we have handled a larger proportion of the crops there. We also handled between 25% and 35% of the flue-cured and burley tobacco produced in North America in fiscal year 2013. The majority of this tobacco was sourced in the United States, where we sell processed U.S. tobacco to cigarette manufacturers and process U.S. flue-cured and burley tobacco on a fee basis. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in Socotab, L.L.C., a leading processor and leaf supplier of oriental tobaccos. In addition, we maintain a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position.

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

 We conduct our business in varying degrees in a number of countries, including Argentina, Bangladesh, Brazil, the Dominican Republic, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Nicaragua, Paraguay, the People’s Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, the United States, Zambia, and Zimbabwe. In addition, Socotab, L.L.C. has oriental tobacco operations in Bulgaria, Greece, Macedonia, and Turkey.

In the majority of the countries where we operate, we contract directly with tobacco farmers or tobacco farmer cooperatives, in most cases before harvest, and thereby take the risk that the delivered quality and quantity may not meet market requirements. In many countries outside the United States, we also provide agronomy services and crop advances of, or for, seed, fertilizer, and other supplies. Agronomy services include programs to educate farmers in good agricultural practices, the reduction of non-tobacco related materials, product traceability, elimination of child labor, environmental sustainability, and social responsibility. In Malawi, Zambia, and Zimbabwe, we also purchase some tobacco under auction systems.

Our foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, we advance funds, guarantee local loans, or do both, each in substantial amounts, for the eventual purchase of tobacco. The majority of these seasonal advances and loan guarantees mature in one year or less upon the farmers’ delivery of contracted tobaccos. Most advances to farmers are denominated in local currency, which is a source of foreign currency exchange rate risk. Most tobacco sales are denominated in U.S. dollars, which reduces our foreign currency exchange risk after the tobacco has been purchased. See Item 1A, “Risk Factors” for more information about our foreign currency exchange and other risks.

For a discussion of recent developments and trends in our business, along with factors that may affect our business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors.”

Seasonality

Our operations are seasonal in nature. Tobacco in Brazil is usually purchased from January through July, while buying in Malawi, Mozambique, and other African countries typically begins around April and continues through November. Farmers begin to sell U.S. flue-cured tobacco in late July, and the marketing season lasts for approximately four months. These overlapping marketing periods tend to minimize the overall effects of seasonality on our financial performance in most fiscal years.

We normally operate each of our processing plants for seven to nine months of the year. During this period for each region, inventories of green tobacco, inventories of processed tobacco, and trade accounts receivable normally reach peak levels in succession. We normally finance this expansion of current assets with cash, short-term borrowings from banks, and customer advances, and these funding sources normally reach their peak usage in each region during its respective purchasing or processing period. Our balance sheet at our fiscal year end reflects seasonal expansions in working capital in South America and Central America.

Customers

A material part of our business is dependent upon a few customers. Our five largest customers are Philip Morris International, Inc., Imperial Tobacco Group, PLC, China Tobacco International, Inc., British American Tobacco, PLC, and Japan Tobacco, Inc.  In the aggregate, these customers have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years.  For the fiscal year ended March 31, 2013, each of Philip Morris International, Inc. and Imperial Tobacco Group, PLC, including their respective affiliates, accounted for 10% or more of our revenues, while the other three customers each accounted for between 8% and 10% of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have longstanding relationships with these customers.

We had commitments from customers for approximately $506 million of the tobacco in our inventories at March 31, 2013. Based upon historical experience, we expect that at least 85% of such orders will be delivered during fiscal year 2014. Most of our product requires shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.

As more fully described in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we recognize sales revenue at the time that title to the tobacco and risk of loss passes to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, including the United States, Italy, and Brazil, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based on the ability to meet customer specifications in the growing, buying, processing, and financing of tobacco, and on the price charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy and sell the available tobacco. Our principal competitor is Alliance One International, Inc. (“Alliance One”). Alliance One operates in most of the countries where we operate. Based on our estimates, we do not believe that worldwide market shares differ substantially between the two companies. Most of our major customers are partially vertically integrated, and thus also compete with us for the purchase of leaf tobacco in several of the major markets.

In most major markets, smaller competitors are very active. These competitors typically have lower overhead requirements and provide less support to customers and farmers. Due to their lower cost structures, they can often offer a price on products that is lower than our price. However, we believe that we provide quality controls and farm programs that add value for our customers in an increasingly regulated world and make our products highly desirable. For example, we have established worldwide farm programs designed to prevent non-tobacco related materials from being introduced into the green tobacco delivered to our factories. In addition, we have established programs for good agricultural practices and have been active in social responsibility endeavors such as the elimination of child labor in many of the developing countries in which we do business. We believe that our major customers value these services and that our programs increase the quality of the products and services we offer. We also believe that our customers value the security of supply that we are able to provide due to our strong relationships with our farmer base.

Reportable Segments

We evaluate the performance of our business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and burley leaf tobacco operations for supply to cigarette manufacturers. Our Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and our Oriental business supplies oriental tobacco to cigarette manufacturers. Our Special Services group primarily provides laboratory services, including physical and chemical product testing and smoke testing for customers.

The five regional operating segments serving our cigarette manufacturer customers share similar characteristics in the nature of their products and services, production processes, class of customer, product distribution methods, and regulatory environment. Based on the applicable accounting guidance, four of the regions – South America, Africa, Europe, and Asia – are aggregated into a single reporting segment, Other Regions, because they also have similar economic characteristics. North America is reported as an individual operating segment, because its economic characteristics differ from the other regions, generally because its operations require lower working capital investments for crop financing and inventory. The Dark Air-Cured, Oriental, and Special Services segments, which have differing characteristics in some of the categories mentioned above, are reported together as Other Tobacco Operations, because each is below the measurement threshold for separate reporting.

Financial Information about Segments

Our North America and Other Regions reportable segments, which represent our flue-cured and burley tobacco operations, accounted for 14% and 76% of our revenues and 8% and 83% of our segment operating income, respectively, in fiscal year 2013. Our Other Tobacco Operations reportable segment accounted for 10% of our revenues and 9% of our segment operating income in fiscal year 2013. Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years, along with segment assets for each reportable segment at March 31, 2013, 2012, and 2011, are set forth in Note 15 to the consolidated financial statements, which are included in Item 8 of this Annual Report. Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 15 to the consolidated financial statements.

C.	Employees

We employed over 25,000 employees throughout the world during the fiscal year ended March 31, 2013. We estimated this figure because the majority of our personnel are seasonal employees.

D.	Research and Development

We did not expend material amounts for research and development during the fiscal years ended March 31, 2013, 2012, or 2011.

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

When we contract directly with tobacco farmers or tobacco farmer cooperatives, which is the method we use to purchase tobacco in most countries, we bear the risk that the tobacco delivered may not meet customer quality and quantity requirements. If the tobacco does not meet such market requirements, we may not be able to fill all of our customers’ orders, and such failure would have an adverse effect on profitability and results of operations. Because in a contract market we buy all of the farmers’ production, which encompasses many leaf styles, we also have a risk that not all of that production will be readily marketable. In addition, in many foreign countries where we purchase tobacco directly from farmers, we provide them with financing. Unless we receive marketable tobacco that meets the quality and quantity specifications of our customers, we bear the risk that we will not be able to fully recover our crop advances or recover them in a reasonable period of time.

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

We compete for both the purchase and sale of leaf with smaller leaf tobacco suppliers in some of the markets where we conduct business. Some of these smaller leaf tobacco suppliers operate in more than one country. Since they typically provide little or no support to farmers, these leaf tobacco merchants typically have lower overhead requirements than we do. Due to their lower cost structures, they often can offer prices on products and services that are lower than our prices. Our customers also directly source leaf tobacco from farmers to meet some of their raw material needs. Direct sourcing provides our customers with some qualities and quantities of tobacco that they prefer not to use in their existing blends and that may be offered for sale. This competition for both the sale and purchase of leaf could reduce the volume of the leaf we handle and could negatively impact our financial results.

Our financial results can be significantly affected by changes in the balance of supply and demand for leaf tobacco.

As a leaf tobacco supplier, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for tobacco, which is based upon customers’ expectations of their future requirements, can change from time to time depending upon factors affecting the demand for their products. Our customers’ expectations and their demand for leaf tobacco are influenced by a number of factors, including:

•	trends in the global consumption of cigarettes,

•	trends in consumption of cigars and other tobacco products,

•	trends in consumption of alternative tobacco products, and

•	levels of competition among our customers.

The world supply of leaf tobacco at any given time is a function of current tobacco production, inventories held by manufacturers, and the volumes of uncommitted stocks of leaf tobacco held by leaf tobacco suppliers. Production of tobacco in a given year may be significantly affected by such factors as:

•	demographic shifts that change the number of farmers or the amount of land available to grow tobacco,

•	decisions by farmers to grow crops other than tobacco,

•	elimination of government subsidies to farmers,

•	volume of annual tobacco plantings and yields realized by farmers,

•	availability of crop inputs,

•	weather and natural disasters, including any adverse weather conditions that may result from climate change, and

•	crop infestation and disease.

Any significant change in these factors could cause a material imbalance in the supply of and demand for tobacco, which would affect our results of operations.

Our financial results will vary according to tobacco growing conditions, customer requirements, and other factors. These factors may also limit the ability to accurately forecast our future performance and increase the risk of an investment in our common stock or other securities.

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

Further, the timing and unpredictability of customer orders and shipments may require us to keep tobacco in inventory and may also result in variations in quarterly and annual financial results. We base sales recognition on the passage of ownership. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on the needs and shipping instructions of our customers and the availability of transportation services. These fluctuations result in varying volumes and sales in given periods, which also reduce the comparability of financial results.

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

Tobacco crops are subject to vagaries of weather and the environment that can, in some cases, change the quality or size of the crops. If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to manufacturers, which would result in a reduction in revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of tobacco required by our customers. In addition, other factors can affect the marketability of tobacco, including, among other things, the presence of excess residues of crop protection agents or non-tobacco related materials. A significant event impacting the condition or quality of a large amount of any of the crops that we buy could make it difficult for us to sell these products or to fill customers’ orders.

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

Numerous other legislative and regulatory anti-smoking measures have been proposed at the federal, state, and local levels. The United States only produces about 5% of the cigarettes manufactured worldwide.

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

The WHO, through the FCTC, has created a formal study group to identify and assess crop diversification initiatives and alternatives to growing leaf tobacco in countries whose economies depend upon tobacco production. The study group began its work in February 2007. If certain countries were to partner with the FCTC study group and seek to eliminate or significantly reduce leaf tobacco production, we could encounter difficulty in sourcing leaf tobacco to fill customer requirements, which could have an adverse effect on our results of operations.

Certain recommendations by the WHO, through the FCTC, may cause shifts in customer usage of certain styles of tobacco. As seen in countries like Canada and Brazil and recently discussed in the European Union, efforts have been taken to eliminate ingredients from the manufacturing process for tobacco products. Such decisions could cause a change in requirements for certain styles of tobacco in particular countries. Shifts in customer demand from one type of tobacco to another could create sourcing challenges as requirements move from one origin to another.

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

Our international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, and also to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include undeveloped or antiquated commercial law, the expropriation, indigenization, or nationalization of assets, and the authority to revoke or refuse to renew business licenses and work permits, may adversely impact our ability to effectively manage our operations in those countries. We have substantial capital investments in South America and Africa, and the performance of our operations in those regions can materially affect our earnings. If the political situation in any of the countries where we conduct business were to deteriorate significantly, our ability to recover assets located there could be impaired. To the extent that we do not replace any lost volumes of tobacco with tobacco from other sources, or we incur increased costs related to such replacement, our financial condition or results of operations, or both, would suffer.

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

We account for most of our tobacco operations using the U.S. dollar as the functional currency. The international tobacco trade generally is conducted in U.S. dollars, and we finance most of our tobacco operations in U.S. dollars. Although this generally limits foreign exchange risk to the economic risk that is related to leaf purchase and production costs, overhead, and income taxes in the source country, significant currency movements could materially impact our results of operations. Changes in exchange rates can make a particular crop more or less expensive in U.S. dollar terms. If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market. This could negatively affect the profitability of that crop and our results of operations. In certain tobacco markets that are primarily domestic, the local currency is the functional currency. Examples of these markets are Hungary, Poland, and the Philippines. Similarly, the local currency is the functional currency in other markets, such as Western Europe, where export sales have been denominated primarily in local currencies. In these markets, reported earnings are affected by the translation of the local currency into the U.S. dollar. See Item 7A, “Qualitative and Quantitative Disclosure About Market Risk” for additional discussion related to foreign currency exchange risk.

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

In our business, customers may either pre-finance purchases or pay market rates of interest for inventory purchased on order. From time to time, we borrow long-term debt at fixed rates. Through hedging agreements, we may swap the interest rates on our existing fixed-rate debt to floating market interest rates to better match the interest rates that we charge our customers. To the extent we are unable to match these interest rates, a decrease in short-term interest rates could increase our net financing costs. In addition, at times we may have significant amounts of cash invested. Decreases in short-term interest rates reduce the income we derive from those investments. Changes in interest rates also affect expense related to our defined benefit pension plan, as described below.

Low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions may increase our pension expense and may require us to fund a larger portion of our pension obligations, thus, diverting funds from other potential uses.

We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2013 were the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to “Pension and other postretirement benefits plan adjustments.” At the end of fiscal year 2013, the projected benefit obligation of our U.S. pension plans was $272 million and plan assets were $188 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 11 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.

Item 1B. Unresolved Staff Comments

None

Item 2.      Properties

Except as noted, we own the following significant properties (greater than 500,000 square feet):

Location	Principal Use	Building Area
		(Square Feet)
Flue-Cured and Burley Leaf Tobacco Operations:
North America:
United States
Nash County, North Carolina	Factory and storages	1,312,000

Other Regions:
Brazil
Santa Cruz	Factory and storages	2,386,000
Joinville (1)	Factory and storages	964,000

Malawi
Lilongwe	Factory and storages	942,000

Mozambique
Tete	Factory and storages	748,000

Philippines
Agoo, La Union	Factory and storages	766,000

Tanzania
Morogoro	Factory and storages	803,000

Zimbabwe
Harare (2)	Factory and storages	1,445,000

Other Tobacco Operations:
United States
Lancaster, Pennsylvania	Factory and storages	793,000

(1)	Leased from a third party.

(2)	Owned by an unconsolidated subsidiary.

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

Except for the Lancaster, Pennsylvania facility, the facilities described above are engaged primarily in processing tobaccos used by manufacturers in the production of cigarettes. The Lancaster facility, as well as facilities in Brazil, the Dominican Republic, Indonesia, and Paraguay, process tobaccos used in making cigar, pipe, and smokeless products, as well as components of certain “roll-your-own” products.

Item 3.   Legal Proceedings

European Commission Fines in Italy

In 2002, we reported that we were aware that the European Commission (the “Commission”) was investigating certain aspects of the leaf tobacco markets in Italy. One of our subsidiaries, Deltafina S.p.A (“Deltafina”), buys and processes tobacco in Italy. We reported that we did not believe that the Commission investigation in Italy would result in penalties being assessed against us or our subsidiaries that would be material to our earnings. The reason we held this belief was that we had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, Universal Corporation and Deltafina each filed appeals in the General Court of the European Union (“General Court”). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. We expect the appeal to be decided during fiscal year 2014. Any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

Other Legal Matters

In addition to the above-mentioned matter, some of our subsidiaries are involved in other litigation or legal matters incidental to their business activities.  While the outcome of these matters cannot be predicted with certainty, we are vigorously defending the matters and do not currently expect that any of them will have a material adverse effect on our business or financial position.  However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2013
Cash dividends declared	$0.49	$0.49	$0.50	$0.50
Market price range:
High	47.40	51.10	52.25	58.36
Low	44.08	44.03	45.62	51.29
Fiscal Year Ended March 31, 2012
Cash dividends declared	$0.48	$0.48	$0.49	$0.49
Market price range:
High	45.72	41.48	47.38	48.60
Low	36.94	35.11	35.78	44.88
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under the terms of our Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), we may not declare or pay dividends on our common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid. The Preferred Stock contains provisions that prohibit the payment of cash dividends if certain income and shareholders’ equity levels are not met. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2013. At May 20, 2013, there were 1,341 holders of record of our common stock. See Notes 6 and 12 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.

Purchases of Equity Securities

The following table summarizes our repurchases of our common stock during the three-month period ended March 31, 2013:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1, 2013 to January 31, 2013	19,835	$52.86	19,835	$93,300,880
February 1, 2013 to February 28, 2013	16,869	55.62	16,869	92,362,684
March 1, 2013 to March 31, 2013	17,616	56.39	17,616	91,369,273
Total	54,320	$54.86	54,320	$91,369,273

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

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,461,699	$2,446,877	$2,571,527	$2,491,738	$2,554,659
Segment operating income (1)	$232,757	$223,548	$257,925	$279,585	$230,475
Operating income	$223,009	$180,304	$254,600	$257,209	$209,932
Net income	$140,919	$100,819	$164,550	$170,345	$132,561
Net income attributable to Universal Corporation (2)	$132,750	$92,057	$156,565	$168,397	$131,739
Earnings available to Universal Corporation common shareholders	$117,900	$77,207	$141,715	$153,547	$116,889
Return on beginning common shareholders’ equity	12.1%	7.9%	15.6%	18.8%	13.0%
Earnings per share attributable to Universal Corporation common shareholders:
Basic	$5.05	$3.32	$5.94	$6.21	$4.57
Diluted	$4.66	$3.25	$5.42	$5.68	$4.32

Financial Position at Year End
Current ratio	2.80	4.31	3.08	2.75	2.74
Total assets	$2,306,155	$2,266,919	$2,227,867	$2,371,040	$2,138,176
Long-term obligations	$181,250	$392,500	$320,193	$414,764	$331,808
Working capital	$1,123,376	$1,297,921	$1,065,883	$1,078,077	$954,044
Total Universal Corporation shareholders’ equity	$1,258,571	$1,183,451	$1,185,606	$1,122,570	$1,029,473

General
Ratio of earnings to fixed charges	8.87	7.53	9.41	9.43	5.54
Ratio of earnings to combined fixed charges and preference dividends	4.69	4.07	5.17	5.29	3.55
Number of common shareholders	1,354	1,408	1,447	1,518	1,597
Weighted average common shares outstanding:
Basic	23,355	23,228	23,859	24,732	25,570
Diluted	28,478	28,339	28,888	29,662	30,466
Dividends per share of convertible perpetual preferred stock (annual)	$67.50	$67.50	$67.50	$67.50	$67.50
Dividends per share of common stock (annual)	$1.98	$1.94	$1.90	$1.86	$1.82
Book value per common share	$44.79	$41.73	$41.85	$37.39	$32.66

(1) The Company evaluates the performance of its segments based on operating income after allocated overhead expenses (excluding significant non-recurring charges or credits), plus equity in the pretax earnings of unconsolidated affiliates. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report.
(2) We hold less than a 100% financial interest in certain consolidated subsidiaries, and a portion of net income is attributable to the noncontrolling interests in those subsidiaries.

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

Significant items included in the operating results in the above table are as follows:

•
Fiscal Year 2013 – $4.1 million in restructuring costs, primarily related to workforce reductions in Africa. The effect of these charges was a reduction in net income of $1.8 million, or $0.06 per diluted share.

•
Fiscal Year 2012 – $49.1 million charge to accrue a fine and accumulated interest imposed jointly on the Company and Deltafina, S.p.A. (“Deltafina”), an Italian subsidiary, by the European Commission related to tobacco buying practices in Italy. The charge reflected a September 2011 appeals court decision rejecting Deltafina's application to reinstate its immunity in the case. No income tax benefit was recorded on the non-deductible fine portion of the charge. In addition to that charge, we recorded restructuring costs of $11.7 million, including approximately $8.6 million for employee termination benefits, primarily related to our operations in the U.S. and South America, and $3.1 million for costs to exit a supplier arrangement in Europe. Results for the year also included a gain of $11.1 million on the sale of land and buildings in Brazil that were most recently used for storage activities and a $9.6 million gain on insurance settlement proceeds to replace factory and equipment lost in a fire at a plant in Europe. On a combined basis, the net effect of these items decreased income before income taxes by $40.0 million and net income by $40.3 million, or $1.42 per diluted share.

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

OVERVIEW

We are the leading global leaf tobacco supplier. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We hold a strategic position in the world leaf markets where we work closely with both our customers and farmers to ensure that we deliver a compliant product that meets our customers' needs while promoting a strong supplier base. We adapt to meet changes in customer requirements as well as broader changes in the leaf markets while continuing to provide the stability of supply and high level of service that distinguishes us in the marketplace. We believe that we have successfully met the needs of both our customers and suppliers while adapting to changes in leaf markets. Consequently, we have delivered strong results to our shareholders. Over the last three fiscal years, we have strengthened our balance sheet by repaying almost $103 million in debt, generated over $488 million in net cash flow from operations, and returned almost $240 million to our shareholders through a combination of dividends and share repurchases.

After record results and large crops in fiscal year 2010, we continued to see large burley crops in fiscal year 2011 while flue-cured production was reduced somewhat by a weather issue in Brazil. During the year, we began to see the signs of oversupply in lower margins and elevated supplier and dealer inventories. In addition, we assigned farmer contracts in Brazil to a subsidiary of Philip Morris International as part of its efforts to increase its direct sourcing capability there. In response to customer efforts in direct sourcing and our need to reduce costs in an oversupplied market, we began a process of reviewing each of our operations with the purpose of rationalizing global operations to fit market conditions. That process gave rise to numerous cost-saving initiatives which continued into fiscal year 2012.

In fiscal year 2012, we had a slow start to the tobacco buying season, which is typical in a cycle of oversupply as both customers and farmers delayed action to evaluate market development. However, selling activity increased after prices declined at both the farm and the supplier and dealer levels. We experienced lower margins as a result of the oversupplied market conditions. In Brazil, we also saw the effect in our first quarter of reduced sales of leaf due to the assignment of some of our farmer contracts to a subsidiary of Philip Morris International during fiscal year 2011. Processing volumes in North America decreased due to processing contracts that expired in 2011. We continued to make progress on our restructuring programs in several regions, to further reduce operating cost structures where necessary. Earnings were negatively impacted by a charge related to the rejection of our European Commission fine appeal, although we appealed that decision to a higher court and expect resolution in fiscal year 2014.

Despite smaller crops, rising leaf production costs, and margin pressures in most regions, we delivered better performance in fiscal year 2013 than we had anticipated at the beginning of the fiscal year. Some of this success was attributable to the sale of previously uncommitted inventories and carryover shipments of the prior year's large African and South American crops. In addition, we benefited from lower selling, general, and administrative costs. Certain of these costs reductions were unpredictable - such as currency remeasurement and exchange gains - and may not be recurring, while others were a result of our targeted cost reduction and efficiency improvement efforts. In fiscal year 2013, we also generated over $230 million in cash flow from our operations and returned nearly $70 million to our shareholders through a combination of dividends and share repurchases. In addition to our financial achievements, our strong local management teams around the globe continued to advance our goal of providing compliant leaf, produced in a sustainable and competitive manner, to our customers.
As we move into fiscal year 2014, we are seeing crop sizes increase in many of the key sourcing areas for flue-cured and burley tobacco in response to strong global leaf demand. Sales activity has also been robust, especially for quality flavor flue-cured styles of tobacco. Burley tobacco remains in high demand, and current year crop levels are not expected to meet global requirements. At the same time, our uncommitted inventories are near historic lows, limiting our ability to glean additional volumes from this source. In addition to the low uncommitted inventories, we will not have the benefit of carryover crop shipments which helped our results in the first and second quarters of fiscal year 2013. While we look forward to another productive year, total volumes shipped may be lower in fiscal year 2014.
We remain committed to being a leader in our industry and are excited about the future. Universal plays a vital role with respect to the global supply of tobacco, and we have a solid balance sheet that allows us to capitalize on opportunities to grow our business. We champion programs to address critical industry issues such as the elimination of child labor and the eradication of illicit trade in tobacco products. We partner with our suppliers to enhance their production, ensure compliant leaf, and to support their communities, and we provide solutions for our contracted farmers through the efforts of our large team of agronomists and field technicians worldwide. We also actively work with our longstanding customers to balance tobacco production with their continued strong demand.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2013, Compared to the Fiscal Year Ended March 31, 2012

Net income for the fiscal year ended March 31, 2013, was $132.8 million, or $4.66 per diluted share, compared with last year's net income of $92.1 million, or $3.25 per diluted share. The comparison of the current and prior fiscal year is affected by several unusual items, which are described below, amounting to net pretax charges of $4.1 million ($0.06 per diluted share), and $40.1 million ($1.42 per diluted share) for fiscal years 2013 and 2012, respectively. Segment operating income for fiscal year 2013, which excludes those unusual items, was $232.8 million, up $9.2 million compared with the prior year, as improved performance in our Other Regions and Other Tobacco Operations segments was partially offset by a decline in our North America segment. Revenues for fiscal year 2013 of $2.5 billion were relatively flat compared with the previous year, on lower volumes at higher average prices.
The following table sets forth the unusual items included in the annual results, none of which are included in segment results:

	Fiscal Year Ended March 31,
(in millions of dollars, except per share amounts)	2013	2012
(Charges) and gains
(Charge for) reversal of European Commission fines in Italy (1)	$—	$(49.1)
Restructuring costs (2)	(4.1)	(11.7)
Gain on fire loss insurance settlement in Europe (3)	—	9.6
Gain on sale of facility in Brazil (4)	—	11.1
Total effect on operating income	$(4.1)	$(40.1)
Total effect on net income	$(1.8)	$(40.3)
Total effect on diluted earnings per share	$(0.06)	$(1.42)

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
(3) The fire loss insurance settlement related to a plant fire in Europe in 2010. The operating assets were replaced.
(4) Sale of land and storage buildings in Brazil in November 2011.

Flue-cured and Burley Leaf Tobacco Operations

For the fiscal year ended March 31, 2013, operating income for our flue-cured and burley leaf tobacco operations, which includes our North America and Other Regions segments, of $212.3 million, was nearly flat compared to the prior year's results of $210.7 million. The slight increase reflected improved operating results for the year in our Other Regions segment, which was mostly offset by reduced earnings in our North America segment. Sales volumes for fiscal year 2013 reflected the smaller current crops as well as additional volumes from carryover shipments from last year's large crops. Those carryover crops, mainly from South America and Africa, primarily were shipped in the first half of this year. Revenues for the group were flat compared with the prior year, at $2.2 billion.
Operating income for our Other Regions segment of $192.6 million was up 7%, compared to $180.7 million for the previous year. Benefits from significant reductions in selling, general, and administrative expenses outweighed the effects of lower volumes and margins in most origins. The selling, general, and administrative expense reductions were largely attributable to a decline in provisions for farmer bad debts, net currency remeasurement and exchange benefits in Africa, South America and Asia, and lower customer claims in comparison with the prior year. Revenues for the segment of $1.9 billion were relatively flat, on lower overall volumes at higher average prices mostly due to higher green leaf costs.
Operating income for our North America segment declined by $10.3 million to $19.7 million for fiscal year 2013, compared with the previous year. Despite higher overall sales volumes and increased processing business, the earnings decline was influenced by lower margins on higher green leaf costs and higher overhead allocations. Revenues for the segment of $334.7 million were up 7% on those higher sales and processing volumes.

Other Tobacco Operations

In our Other Tobacco Operations segment, operating income for fiscal year 2013 improved by $7.6 million to $20.5 million, on a favorable product mix due in part to stronger wrapper sales in our dark tobacco operations from recovery of the Indonesian crop shortages. The results for our oriental joint venture also improved on better margins, as well as lower operating expenses due to a stronger U.S. dollar and overhead cost reductions. Revenues for this segment for fiscal year 2013 increased by about 7%, to $255.1 million, mainly due to increased wrapper volume in our dark tobacco operations.

Other Items

Cost of goods sold of $2.0 billion was up about 1% for the year ended March 31, 2013, compared with the prior year. The change reflected higher green leaf costs and was consistent with comparable changes in sales revenues for the relevant period. Selling, general, and administrative costs declined by $16.3 million compared to the previous year. The decline was driven mainly by benefits from currency remeasurement and exchange gains in our Other Regions segment, a reduction in provisions for farmer bad debts, and lower customer claims.
Interest expense was down $0.8 million to $22.0 million compared with the previous year, primarily due to lower average borrowing levels as a result of reduced working capital requirements this year. The consolidated effective income tax rate on pretax earnings was approximately 32% and 38% for the fiscal years ended March 31, 2013 and 2012, respectively. Last year's rate was higher because we did not record an income tax benefit on the non-deductible fine portion of the charge for the European Commission fine and interest in Italy. Without that item, the effective income tax rate would have been approximately 29%. The rates in all periods, excluding adjustments, were lower than the 35% federal statutory rate because of the effect of changes in exchange rates on deferred income tax assets and liabilities, as well as lower effective rates on income from certain foreign subsidiaries.

Fiscal Year Ended March 31, 2012, Compared to the Fiscal Year Ended March 31, 2011

Net income for the fiscal year ended March 31, 2012, was $92.1 million, or $3.25 per diluted share, including the effect of the charge for the European Commission fine and interest in Italy. That charge and other unusual items during fiscal year 2012 amounted to a net pretax charge of $40.1 million ($1.42 per diluted share). Those results compared to fiscal year 2011 net income of $156.6 million, or $5.42 per diluted share, which included unusual items amounting to a net pretax benefit of $5.3 million ($0.12 per diluted share). Segment operating income for fiscal year 2012, which excluded those unusual items, was $223.5 million, down $34.4 million compared with fiscal year 2011 as lower results in our North America and Other Tobacco Operations segments were partially offset by improved performance in our Other Regions segment. The fiscal year 2012 results reflected the full impact of the assignment of Brazilian farmer contracts to Philip Morris International in fiscal year 2011, as well as the decline in processing volumes in the North America segment related to the expiration of customer contracts. Operating income in this period included $12 million in dividend income from unconsolidated subsidiaries. Revenues for fiscal year 2012 fell to $2.4 billion from $2.6 billion in fiscal year 2011, primarily due to lower leaf prices on slightly higher volumes.

The following table sets forth the unusual items included in reported results, none of which are included in segment results:

	Fiscal Year Ended March 31,
(in millions of dollars, except per share amounts)	2012	2011
(Charges) and gains
(Charge for) reversal of European Commission fines in Italy and Spain (1)	$(49.1)	$7.4
Restructuring and impairment costs (2)	(11.7)	(21.5)
Gain on fire loss insurance settlement in Europe (3)	9.6	—
Gain on sale of facility in Brazil (4)	11.1	—
Gain on assignment of farmer contracts and sale of related assets in Brazil (5)	—	19.4
Total effect on operating income	$(40.1)	$5.3
Total effect on net income	$(40.3)	$3.3
Total effect on diluted earnings per share	$(1.42)	$0.12

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
(2) Restructuring and impairment charges, primarily related to plant closures and workforce reductions in the United States, South America, and Europe.
(3) Fire loss insurance settlement in June 2011 related to a plant fire in Europe in 2010. The operating assets were replaced.
(4) Sale of land and storage buildings in Brazil in November 2011.
(5) Assignment of farmer production contracts and related assets in Brazil in October 2010.

Flue-cured and Burley Leaf Tobacco Operations

For the fiscal year ended March 31, 2012, operating income for the flue-cured and burley leaf tobacco operations, which included the North America and Other Regions segments, was about $211 million, an 8% decrease compared to fiscal year 2011 results of about $229 million. The decline reflected improved operating results for fiscal year 2012 in the Other Regions segment, which were outweighed by reduced earnings in the North America segment. Revenues for the group were down about 3%, to $2.2 billion due to lower leaf prices, despite higher volumes for fiscal year 2012.

Operating income of $180.7 million for the Other Regions segment was up 6%, compared to $170 million for fiscal year 2011. In Africa, higher sales volumes in some origins, partly due to completion of more shipments prior to March 31, 2012, mitigated tighter margins and lower third-party processing income. Earnings also benefited from the reversal of statutory severance obligations there. Earnings in the South America region were down, although the effect of reduced sales volumes related to the assignment of farmer contracts in fiscal year 2011 was moderated significantly by increased sales to new and existing customers, as well as lower costs from restructuring activities and a smaller farmer base in Brazil. In Europe, results improved on higher shipments and an insurance recovery, while Asia experienced declines in the period, primarily due to reduced trading volumes and inventory adjustments. Selling, general, and administrative expenses for the segment were flat for fiscal year 2012, and cost of goods sold declined about 4% due mostly to reduced green leaf prices and the effect of increased toll processing in Brazil. In addition, results for the Other Regions segment included $12 million in dividend income from unconsolidated subsidiaries. Revenues for the segment of $1.9 billion were relatively flat as higher overall volumes combined with lower prices in most regions and a less favorable mix.

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

Other Tobacco Operations

In the Other Tobacco Operations segment, operating income for fiscal year 2012 declined by $15.8 million to $12.8 million, due primarily to lower volumes and margins in the dark tobacco operations as a result of a decline in global market sales. The oriental joint venture also experienced lower overall sales volumes and margins for fiscal year 2012, partially mitigated by reduced overhead costs and the benefit from business realignment charges taken in fiscal year 2011. Revenues for this segment for fiscal year 2012 decreased by $47.5 million, to $239.2 million. The majority of this change was due to the transfer of Special Services business to the Other Regions segment and lower dark tobacco volumes.

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

The consolidated effective income tax rate on pretax earnings was approximately 38% for the fiscal year ended March 31, 2012. The rate was higher than the 35% U.S. statutory tax rate because we did not record an income tax benefit on the non-deductible fine portion of the charge for the European Commission fine and interest in Italy. Without that item, the effective income tax rate for fiscal year 2012 would have been approximately 29%. That rate was lower than the U.S. statutory rate primarily due to the effect of exchange rate movements on deferred taxes and recognition of benefits on fiscal year 2011 operating losses of certain foreign subsidiaries, and to recoveries of state income taxes. The effective income tax rate for the year ended March 31, 2011, was approximately 32%. The effective rate for 2011 was less than the statutory rate due to the reversal of previously recorded liabilities for uncertain tax positions and recognition of benefits on fiscal year 2010 operating losses of certain foreign subsidiaries.

During the first quarter of fiscal year 2012, an insurance settlement was received for replacement cost recovery on the factory and equipment destroyed in a fire at our sheet tobacco operations in Europe in 2010. The settlement generated a gain of $9.6 million. In the third quarter of fiscal year 2012, we sold land and storage buildings in Brazil in exchange for other property and $9.4 million in cash. The transaction resulted in a gain of $11.1 million. Both of these gains are reported in other income in the consolidated statements of income.

Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company does not expect any impact on the Company's results of operations, cash flows or financial position as the guidance relates only to additional disclosures.

We believe the other new accounting guidance issued during fiscal year 2013 would not have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the fiscal year ended March 31, 2013, our operations generated positive operating cash flows. Seasonal working capital requirements were lower this fiscal year largely due to smaller crops, the completion of carryover shipments from last year's large crops in some origins, and sales of uncommitted inventories. We had more than sufficient liquidity to meet our needs. We also continued our conservative financial policies, maintained our discipline on using our free cash flow, ended the fiscal year with lower uncommitted tobacco inventory levels, and reduced our leverage ratios while returning funds to shareholders.
Our liquidity and capital resource requirements are predominately short-term in nature and primarily relate to working capital required for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop sizes, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each geographic area follows a cycle of buying, processing, and shipping, and in many regions we also provide agricultural materials to farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a relatively large portion of our total debt as long-term to reduce liquidity risk. We also periodically have large cash balances that we utilize to meet our working capital requirements.
We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing crops in South America and Africa and can increase from March to September by more than $300 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we have $211 million of long-term debt maturing in fiscal year 2014, and we expect to provide around $13 million in funding to our pension plans. While available capital resources from our cash balances, a committed revolving credit facility, and uncommitted credit lines exceed these anticipated needs, we may explore refinancing long-term debt in order to better manage long-term liquidity risk. After balancing our capital structure, any excess cash flow from operations after dividends and capital expenditures will be available to fund expansion, purchase our stock, or otherwise enhance shareholder value.
Cash Flow

Our operations provided about $234 million in operating cash flows in fiscal year 2013. Using those funds, we spent $31 million on capital projects, returned almost $70 million to shareholders in the form of dividends and repurchases of our common stock, and reduced our total debt by $35 million. At March 31, 2013, cash balances totaled $368 million.
Working Capital

Working capital at March 31, 2013, was about $1.1 billion, down $175 million from last year's level. Cash and cash equivalents increased by over $106 million while the current portion of long-term obligations increased by $195 million. Accounts payable and accrued expenses increased by about $38 million in large part due to the reclassification of the liability for our European Commission fine from a long-term to a current liability. Our legal appeal of the fine is expected to be resolved by the end of fiscal year 2014.
Tobacco inventories at March 31, 2013, were down $59 million. Inventories were lower due to smaller African crops and less uncommitted tobacco inventory. We usually finance inventory with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are obligated to buy their entire crop. Our uncommitted tobacco inventories decreased by approximately $26 million to $117 million, or about 19% of tobacco inventory. Uncommitted inventories at March 31, 2012, were $143 million, which represented 21% of tobacco inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops.

Share Repurchase Activity

Our Board of Directors approved our current share repurchase program in November 2011. This program expires in November 2013 and authorizes purchases of up to $100 million of our common stock. Under the authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During fiscal year 2013, we purchased 169,432 shares of common stock at an aggregate cost of $9 million (average price per share of $50.94), based on trading dates. We did not purchase any shares under this program prior to the beginning of this fiscal year. In determining our level of common stock repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements. As a result, our execution of the repurchase program may vary as we realize changes in cash flow generation and availability. At March 31, 2013, our available authorization under our current share repurchase program was $91 million, and approximately 23.3 million common shares were outstanding.
Capital Spending

Our capital expenditures are generally limited to those that add value for our customers, replace or maintain equipment, increase efficiency, or position us for future growth. Our capital expenditures were approximately $31 million in fiscal year 2013, $38 million in fiscal year 2012, and $39 million in fiscal year 2011. Depreciation expense was approximately $43 million, $42 million, and $44 million, respectively, in each of fiscal years 2013, 2012, and 2011. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we may undertake projects that increase spending beyond those limits. We currently have no major capital expenditures planned in fiscal year 2014.
Outstanding Debt and Other Financing Arrangements

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our total capitalization. Net debt decreased by $137 million to $155 million during the fiscal year ended March 31, 2013. The decrease primarily reflects higher cash balances and lower notes payable and overdrafts. Net debt as a percentage of capitalization was approximately 11% at March 31, 2013, down from 19% at March 31, 2012, and it was lower than our target range for peak borrowings of 35% to 45% of total capitalization.
We have a committed revolving credit facility of $450 million and a funded five-year amortizing term loan facility. Both facilities will mature in November 2016. As of March 31, 2013, we had no borrowings under the revolving credit facility. Under the terms of the facilities, we must maintain a minimum level of tangible net worth and observe limits on debt levels. As of March 31, 2013, we were in compliance with all covenants of our debt agreements. As of March 31, 2013, we, together with our consolidated affiliates, had approximately $412 million in uncommitted lines of credit, of which approximately $307 million were unused and available to support seasonal working capital needs. We also have an active, undenominated universal shelf registration filed with the SEC in November 2011, which provides for future issuance of additional debt or equity securities.
We have $211 million of long-term debt maturing in fiscal year 2014. Although available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed the amount of the maturing debt, we may explore refinancing long-term debt in order to better control long-term liquidity risk.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At March 31, 2013, the fair value of our outstanding interest rate swap agreements was a liability of about $2 million, and the notional amount swapped was approximately $93 million. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate amortizing term loan. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2013, the fair value of our open contracts was not material. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was not material at March 31, 2013. For additional information, see Note 9 to the consolidated financial statements in Item 8.

Pension Funding

Funds supporting our ERISA-regulated U.S. defined benefit pension plans increased by $11 million to $188 million, as contributions and asset returns exceeded benefit payments. The accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were approximately $227 million and $241 million, respectively, as of March 31, 2013. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 11 to the consolidated financial statements in Item 8. We expect to make contributions of about $13 million to our pension plans, including $10 million to our ERISA-regulated plans, during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.

Contractual Obligations

Our contractual obligations as of March 31, 2013, were as follows:

(in thousands of dollars)	Total	2014	2015-2016	2017-2018	After 2018
Notes payable and long-term debt (1)	$531,351	$339,049	$154,267	$38,035	$—
Operating lease obligations	44,230	16,890	14,806	7,210	5,324
Inventory purchase obligations:
Tobacco	792,079	792,079	—	—	—
Agricultural materials	62,991	62,991	—	—	—
Other purchase obligations	9,723	9,723	—	—	—
Total	$1,440,374	$1,220,732	$169,073	$45,245	$5,324

(1)
Includes interest payments. Interest payments on $105.0 million of variable rate debt were estimated based on rates as of March 31, 2013. The Company has entered interest rate swaps that effectively convert the interest payments on the $92.5 million outstanding balance of its amortizing bank term loan from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. About 55% of our crop year contracts to purchase tobacco are with farmers in Brazil. We have partially funded our tobacco purchases in Brazil and in other regions with advances to farmers and other suppliers, which totaled approximately $132 million at March 31, 2013. In addition, we have guaranteed bank loans to farmers in Brazil and Malawi that relate to a portion of our tobacco purchase obligations in those countries. At March 31, 2013, we were contingently liable under those guarantees for outstanding balances of approximately $20 million (including accrued interest), and we had recorded a liability of approximately $4 million for the fair value of those guarantees. As tobacco is purchased and the related bank loans are repaid, our contingent liability is reduced.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements in accordance with GAAP, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risks, and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. However, changes in the assumptions used could result in a material adjustment to the financial statements. Our critical accounting estimates and assumptions are in the following areas:

Inventories

Inventories of tobacco are valued at the lower of cost or market with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in market value based upon assumptions related to future demand and market conditions if the indicated market value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2013, 2012, and 2011 were $1.5 million, $8.3 million, and $8.5 million, respectively.

Advances to Suppliers and Guarantees of Bank Loans to Suppliers

In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In Brazil and Malawi, we also guarantee loans made to farmers for the same purposes. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year or satisfy the guarantee by acquiring the loan from the bank. In either situation, we will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers and the liability to accrue for our obligations under bank loan guarantees. At March 31, 2013, the gross balance of advances to suppliers totaled approximately $199 million, and the related valuation allowance totaled approximately $54 million. The fair value of the loan guarantees for farmers in Brazil and Malawi was a liability of approximately $4 million at March 31, 2013.

Recoverable Value-Added Tax Credits

In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2013, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $73 million, and the related valuation allowance totaled approximately $26 million.

Goodwill

We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. Although permitted under Accounting Standards Codification Topic 350 (“ASC 350”), through March 31, 2013, we have not elected to base our initial assessment of potential impairment on qualitative factors. We follow the guidance in ASC 350 in determining the fair value of goodwill, which normally involves the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). The calculations in these models are normally not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Neither a one-percentage-point increase in the discount rate assumption nor a one-percentage-point decline in the cash flow growth rate assumption would result in an impairment charge. However, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could result in an impairment charge. Over 90% of our goodwill balance relates to our reporting unit in Brazil.

Fair Value Measurements

We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Money market funds are valued based on net asset value (“NAV”), which is computed based on amortized cost (Level 2 of the fair value hierarchy). Interest rate swaps, and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). The fair value of the guarantees of bank loans to tobacco growers, which was approximately $4 million at March 31, 2013, is derived using an internally-developed discounted cash flow model. The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate. Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy. At March 31, 2013, a 1% increase in the expected loss percentage for all guaranteed farmer loans would not have had a material effect on the fair value of the guarantee obligation. In addition, a 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation. We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2013.

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

Pension and Other Postretirement Benefit Plans

The measurement of our pension and other postretirement obligations and costs at the end of each fiscal year requires that we make various assumptions that are used by our actuaries in estimating the present value of projected future benefit payments to all plan participants. Those assumptions take into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions we use may have an effect on the amount and timing of future contributions to our plans. The plan trustee conducts an independent valuation of the fair value of pension plan assets. The significant assumptions used in the calculation of our pension and postretirement obligations are:

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

•
Retirement and mortality rates – Retirement rates are based on actual plan experience along with our near-term outlook. Early retirement assumptions are based on our actual experience. Mortality rates are based on standard group annuity (RP-2000) mortality tables which have been updated to reflect improvements in life expectancy projected to 2018.

•
Healthcare cost trend rates – For postretirement medical plan obligations and costs, we make assumptions on future inflationary increases in medical costs. These assumptions are based on our actual experience, along with third-party forecasts of long-term medical cost trends.

From one fiscal year to the next, the rates we use for each of the above assumptions may change based on market developments and other factors. In addition, actual returns on plan assets and other data affecting our benefit obligations will differ from the assumptions used to actuarially measure those obligations. The effects of these changes and differences increase or decrease the obligation we record for our pension and other postretirement benefit plans, and they also create gains and losses that are accumulated and amortized over future periods, thus affecting the expense we recognize for these plans over those periods. These effects may be significant. For example, between fiscal year 2009 and fiscal year 2013, the discount rates used to measure the obligations for our domestic benefit plans declined by more than 3.50%, reflecting the significant decline in interest rates and bond yields in the U.S. market. Over this period, our related benefit obligation increased by more than $100 million (approximately 50%) and our annual expense increased by more than $4 million (more than 40%). The reduction in discount rates accounted for a large portion of the increase in the benefit obligation and annual expense.

As of March 31, 2013, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2013 Projected Benefit Obligation Increase (Decrease)	Effect on 2014 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(31,400)	$(2,936)
1% decrease	38,241	3,488
Salary Scale:
1% increase	5,737	1,271
1% decrease	(5,394)	(1,192)
Long-Term Rate of Return on Assets:
1% increase	—	(1,881)
1% decrease	—	1,880

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(4,371)	(456)
1% decrease	5,218	(174)
Healthcare Cost Trend Rate:
1% increase	1,503	88
1% decrease	(1,351)	(79)

See Note 11 to the consolidated financial statements in Item 8 for additional information on pension and postretirement benefit plans.

Other Estimates and Assumptions

Other management estimates and assumptions are routinely required in preparing our financial statements, including the determination of valuation allowances on accounts receivable and the fair value of long-lived assets. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on management’s best judgment.

OTHER INFORMATION REGARDING TRENDS
AND MANAGEMENT’S ACTIONS

Our financial performance depends on our ability to obtain an appropriate price for our products and services, to secure the tobacco volumes and quality desired by our customers, and to maintain efficient, competitive operations. We continually monitor issues and opportunities that may impact the supply of and demand for leaf tobacco, the volumes of leaf tobacco that we handle, and the services we provide.
Supply
Crop sizes in fiscal year 2013 came down in most of our key sourcing areas for flue-cured and burley tobacco, including Brazil, Tanzania, and Malawi, following oversupply conditions in the previous year. Due to these lower crop sizes, shipments were completed earlier in fiscal year 2013, and we experienced strong sales of uncommitted tobacco inventories. We enter fiscal year 2014 with very low uncommitted inventories available for sale and fewer shipments of prior year crop carrying into our first fiscal quarter. Crop sizes for flue-cured, burley and oriental tobaccos are expected to increase in fiscal year 2014. However, the supply of certain types of tobacco, including quality flavor flue-cured and burley leaf, may not meet demand.
Production
Worldwide flue-cured tobacco production in fiscal year 2013 increased by about 210 million kilos to 4.7 billion kilos. The total includes China, an extremely large market that is predominately domestic. Because very little of that tobacco is available outside of that country to trade, we generally exclude Chinese crops when we consider worldwide production. On that basis, worldwide flue-cured tobacco production in fiscal year 2013 decreased by about 8%, to 2.0 billion kilos. Burley crops decreased sharply by about 28% in fiscal year 2013. This lower current crop tobacco production drove increased sales of uncommitted tobacco inventories. We estimate that at March 31, 2013, industry uncommitted flue-cured and burley inventories totaled about 29 million kilos, a decrease of about 66% from March 31, 2012 levels. These levels are very low, and the supply of tobacco for sale in fiscal year 2014 may not fully meet demand for certain styles and qualities.
We believe flue-cured production (excluding China) will increase by about 6%, to about 2.1 billion kilos, in fiscal year 2014. Burley production is forecast to increase by about 29%, with a large part of this increase coming from the recovery of tobacco production in Malawi. We also believe that oriental tobacco has moved from an undersupply to a balanced position primarily due to crop sizes increasing faster than anticipated to meet forecast demand. We forecast that dark air-cured production will increase slightly by about 1% in fiscal year 2014 to about 120 million kilos.
Looking forward, we believe that global tobacco production will continue to increase to meet continued slow but steady growth in total demand. South America, Asia, Africa, and North America will remain key sourcing regions for flue-cured and burley tobaccos. We believe that declines in European production following changes in the subsidy system, which reduced flue-cured and burley production there by over 100 million kilos, have leveled out. Over the last decade, Africa has experienced a growth in flue-cured and burley tobacco production of over 200 million kilos. We expect Africa to continue to be an important tobacco source and to lead tobacco production growth outside of China.
Pricing
Factors that affect green tobacco prices include global supply and demand, market conditions, production costs, foreign exchange rates, and competition from other crops. We work with farmers to maintain tobacco production and to secure product at price levels that are attractive to both the farmers and our customers. Our objective is to secure compliant tobacco that is produced in a cost-effective manner under a sustainable business model with the desired quality for our customers. In some areas, tobacco competes with agricultural commodity products for farmer production. If prices for soybeans, wheat, rice, and seed oils rise, green tobacco prices may have to rise to maintain tobacco production levels. This could be a factor in efforts of the WHO to shift farmer production away from leaf tobacco to other crops. After reductions through early 2009, commodity prices and crop production costs such as energy and labor increased and remain at higher levels. Any current increase in these costs would affect crops sold in fiscal year 2015. In the past, market shortages have also led to green tobacco price increases.

Demand
We expect that ongoing global demand for leaf tobacco will continue to grow at a slow rate primarily due to increased consumption in emerging markets (Asia, the Middle East, and Africa), influenced by demographic trends such as population growth and increasing disposable income. We believe these increases will continue to offset declining cigarette consumption in developed markets. However, demand is affected by many factors, including regulation and product taxation. Illicit trade is another factor which influences demand for leaf tobacco. Industry estimates of the illegal, unregulated black market for cigarettes are approximately 11% of global consumption, and we are supportive of industry efforts to eradicate illicit trade. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. We anticipate that leaf tobacco available for sale in fiscal year 2014 both from current crop production and uncommitted tobacco inventories may not meet demand for certain styles of tobacco, including quality flavor flue-cured and burley leaf.
Over the past ten years, industry data shows that total world consumption of cigarettes grew at the compound annual rate of 0.7%, including annual growth of about 3.8% in China, which experienced higher increases during the second half of the period. Outside China, consumption fell by 1.1% during the ten-year period. Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are the major ingredients in cigarettes. We expect that demand for these types of tobacco will increase as global consumption of cigarettes increases. In addition, to the extent that domestic leaf production in China does not meet increasing quality expectations for Chinese cigarette brands, those styles of tobacco could be sourced from other origins where we have major market positions. In recent years, China has been buying greater amounts of tobacco outside its borders. We believe this trend will continue with expected growth in Chinese demand. We also sell dark tobacco which is used in cigars and other smokeless products. We expect demand for this category of tobacco to remain stable.
Regulation
Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on the percentage of the population using tobacco products, particularly in the United States and Western Europe. Also, a number of foreign governments have taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated under the auspices of the WHO and offers guidelines for discouraging or controlling tobacco use. Countries that are parties to the FCTC may choose the level of implementation of the guidelines that is most suitable with their approach to tobacco control. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption and shifts to modified risk tobacco products brought about by existing or future governmental laws and regulations could reduce demand for our products and services and could have a material adverse effect on our results of operations.
In addition, certain recommendations by the WHO, through the FCTC, may cause shifts in customer usage of certain types and styles of tobacco. As seen in countries like Canada and Brazil and recently discussed in the European Union, efforts have been taken to eliminate from the manufacturing process additives that enhance flavor and aroma of tobacco products. Such decisions could cause a change in requirements for certain tobaccos in particular countries. Shifts in customer demand from one type of tobacco to another could create sourcing issues as requirements move from one origin to another. Furthermore, instruction at the farm level may be required to produce the changing styles of tobacco needed by tobacco product manufacturers. Given our established and well-developed programs at the farm level worldwide, we are particularly well positioned to meet manufacturer requirements.
In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (“the Act”). This legislation authorizes the FDA to regulate the manufacturing and marketing of tobacco products. To date, the FDA has banned flavored cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, established new smokeless tobacco warnings, and issued new cigarette health warnings. In addition, the FDA established the Center for Tobacco Products (“CTP”). To date, the CTP has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States. Recently, the CTP indicated that “deeming” regulations are forthcoming which will encompass additional manufactured tobacco products. This could mean FDA regulation of tobacco products such as cigars and alternative tobacco products is forthcoming. Regulations impacting our customer base that change the requirements for leaf tobacco will inherently impact our business. As discussed, we have established programs that begin at the farm level to assist our customers with raw material information to support leaf traceability and customer testing requirements. Additionally, given our global presence, we also have the ability to source different types and styles of tobacco for our customers should their needs change due to regulation of ingredients.

Product Taxation
A number of governments, particularly federal and local governments in the United States and the European Union, impose excise or similar taxes on tobacco products. There has been, and will likely continue to be, new legislation proposing new or increased taxes on tobacco products. In some cases, proposed legislation seeks to significantly increase existing taxes on tobacco products, or impose new taxes on products that to date have not been subject to tax.
Industry Evolution
In the last ten years, consolidation has increased the size of many of the multinational manufacturers of tobacco products and has increased the quantities of leaf tobacco that each one requires. This has also created an environment where security of supply is of increasing importance. A key success factor for leaf suppliers is the ability to provide customers with the quality of leaf and the level of service they desire on a global basis at competitive prices, consistent with stability of supply.
Customer efforts to procure leaf directly from farmers changed parts of our business. Several years ago, Japan Tobacco and Philip Morris International took steps to procure more of their leaf needs directly from farmers. We believe that the manufacturers took these actions for several reasons, including the desire to enhance internal expertise in leaf procurement, actively manage the leaf supply chain in an increasingly regulated environment, ensure supply, and work more directly with tobacco growers. Direct leaf procurement by manufacturers is not new and has always been a factor in our business. Recently, we have seen no increases in direct leaf procurement by manufacturers, and none are expected.
As the leading global leaf tobacco merchant and processor, we add significant value to the system, providing expertise in dealing with large numbers of farmers, providing a clearinghouse for various qualities of leaf produced in each crop, and delivering products that meet stringent customer quality specifications. We also help stabilize the tobacco markets and influence crop development at the farm level. Our key objective is to continually adapt our business model to meet our customers' evolving needs while continuing to provide stability of supply and the quality that distinguishes our products and services. In addition, we monitor new product developments in the industry to identify areas where we can provide additional value to our customers.
Compliant Leaf
The production of compliant leaf for the tobacco industry continues to grow in importance. The definition of compliant leaf generally requires that the leaf supplier ensure that the tobacco was grown utilizing good agricultural practices (“GAP”), absent any non-tobacco material or excessive crop protection agent residues, in a sustainable manner related not only to the environment, but to social concerns and grower profitability. We have invested significant resources in the programs and infrastructure needed to work with growers to produce compliant leaf. These programs include training in GAP, advising growers on concerns such as the need to eliminate child labor and the importance of sustainable wood usage, as well as working with growers on improving farm yields to increase efficiencies and ensure the grower's profitability in the globally competitive environment. We believe that compliant leaf will continue to be important to our customers and should favor suppliers able to deliver this product.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of March 31, 2013, tobacco inventory of $623 million included $506 million in inventory that was committed for sale to customers and $117 million that was not committed. Committed inventory, after deducting about $17 million in customer deposits, represents our potential net exposure of about $490 million. We normally maintain a portion of our debt at variable interest rates in order to mitigate such interest rate risk related to carrying fixed-rate debt. At March 31, 2013, we had large cash balances that we plan to use to fund seasonal purchases of tobacco, and thus, debt carried at variable interest rates, at $128 million, was at a cyclical low point. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects our average committed inventory levels over time.

In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2013 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $31 million and increased annual pension expense by $3 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $38 million and reduced annual pension expense by $3 million.

Currency

The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $10.6 million in net remeasurement gains in fiscal year 2013, compared to $2.3 million in net remeasurement losses in fiscal year 2012, and $4.4 million in net remeasurement gains in fiscal year 2011. We recognized $1.0 million in net foreign currency transaction losses in fiscal year 2013, compared to net transaction gains of $4.2 million in fiscal year 2012, and net transaction gains of $1.7 million in fiscal year 2011. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 9 to the consolidated financial statements in Item 8 for additional information about our hedging activities.

In certain tobacco markets that are primarily domestic, we use the local currency as the functional currency. Examples of these markets are Hungary, Poland, and the Philippines. In other markets, such as Western Europe, where export sales are primarily in local currencies, we also use the local currency as the functional currency. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.

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

Item 8.   Financial Statements and Supplementary Data

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except per share data)	2013	2012	2011
Sales and other operating revenues	$2,461,699	$2,446,877	$2,571,527

Costs and expenses
Cost of goods sold	1,999,282	1,974,885	2,063,194
Selling, general and administrative expenses	235,295	251,639	259,042
Other income	—	(20,703)	(19,368)
Restructuring and impairment costs	4,113	11,661	21,504
Charge for (reversal of) European Commission fines in Italy & Spain	—	49,091	(7,445)

Operating income	223,009	180,304	254,600
Equity in pretax earnings of unconsolidated affiliates	5,635	3,195	8,634
Interest income	654	1,314	2,723
Interest expense	22,013	22,835	23,058

Income before income taxes and other items	207,285	161,978	242,899
Income taxes	66,366	61,159	78,349

Net income	140,919	100,819	164,550
Less: net income attributable to noncontrolling interests in subsidiaries	(8,169)	(8,762)	(7,985)
Net income attributable to Universal Corporation	132,750	92,057	156,565

Dividends on Universal Corporation convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)

Earnings available to Universal Corporation common shareholders	$117,900	$77,207	$141,715

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$5.05	$3.32	$5.94
Diluted	$4.66	$3.25	$5.42

Weighted average common shares outstanding:
Basic	23,355	23,228	23,859
Diluted	28,478	28,339	28,888

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2013	2012	2011
Net income	$140,919	$100,819	$164,550
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(3,370)	(8,158)	7,297
Foreign currency hedge adjustments, net of income taxes	87	(3,424)	2,961
Interest rate hedge adjustments, net of income taxes	(364)	(727)	—
Pension and other postretirement benefit plan adjustments, net of income taxes	8,803	(23,195)	(2,258)
Total other comprehensive income (loss), net of income taxes	5,156	(35,504)	8,000
Total comprehensive income	146,075	65,315	172,550
Less: comprehensive income attributable to noncontrolling interests	(8,504)	(8,843)	(8,094)
Comprehensive income attributable to Universal Corporation	$137,571	$56,472	$164,456

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$367,864	$261,699
Accounts receivable, net	401,747	390,790
Advances to suppliers, net	132,100	135,317
Accounts receivable—unconsolidated affiliates	555	7,370
Inventories—at lower of cost or market:
Tobacco	623,377	682,095
Other	57,745	53,197
Prepaid income taxes	6,245	20,819
Deferred income taxes	32,127	51,025
Other current assets	124,213	88,317
Total current assets	1,745,973	1,690,629

Property, plant and equipment
Land	17,125	17,087
Buildings	234,694	228,982
Machinery and equipment	545,478	537,031
	797,297	783,100
Less accumulated depreciation	(509,829)	(479,908)
	287,468	303,192
Other assets
Goodwill and other intangibles	99,048	99,266
Investments in unconsolidated affiliates	94,405	93,312
Deferred income taxes	23,783	23,634
Other noncurrent assets	55,478	56,886
	272,714	273,098

Total assets	$2,306,155	$2,266,919

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$105,318	$128,016
Accounts payable and accrued expenses	225,648	187,790
Accounts payable—unconsolidated affiliates	4,739	295
Customer advances and deposits	24,914	16,832
Accrued compensation	36,694	30,659
Income taxes payable	14,034	12,866
Current portion of long-term obligations	211,250	16,250
Total current liabilities	622,597	392,708

Long-term obligations	181,250	392,500
Pensions and other postretirement benefits	135,629	140,529
Other long-term liabilities	36,838	90,609
Deferred income taxes	42,184	44,583
Total liabilities	1,018,498	1,060,929

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,999 shares issued and outstanding (219,999 at March 31, 2012)	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,343,973 shares issued and outstanding (23,257,175 at March 31, 2012)	202,579	196,135
Retained earnings	918,509	854,654
Accumulated other comprehensive loss	(75,540)	(80,361)
Total Universal Corporation shareholders' equity	1,258,571	1,183,451
Noncontrolling interests in subsidiaries	29,086	22,539
Total shareholders' equity	1,287,657	1,205,990

Total liabilities and shareholders' equity	$2,306,155	$2,266,919

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$140,919	$100,819	$164,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,408	42,158	43,654
Amortization	1,708	1,708	1,618
Provision for losses on advances and guaranteed loans to suppliers	1,623	11,930	18,666
Inventory write-downs	1,523	8,324	8,539
Stock-based compensation expense	6,171	5,987	5,893
Foreign currency remeasurement loss (gain), net	(10,579)	2,253	(4,424)
Deferred income taxes	11,794	6,770	(1,044)
Equity in net income (loss) of unconsolidated affiliates, net of dividends	(4,966)	14,658	(3,731)
Gain on fire loss insurance settlement	—	(9,592)	—
Gain on sale of property in Brazil	—	(11,111)	—
Gain on assignment of farmer contracts and sale of related assets	—	—	(19,368)
Restructuring and impairment costs	4,113	11,661	21,504
Charge for (reversal of) European Commission fines in Italy and Spain	—	49,091	(7,445)
Other, net	(1,174)	1,719	2,381
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(5,433)	(25,480)	(79,648)
Inventories and other assets	6,578	31,907	75,146
Income taxes	18,111	(1,535)	(3,631)
Accounts payable and other accrued liabilities	11,167	(53,487)	(67,206)
Customer advances and deposits	9,503	12,006	(101,236)
Net cash provided by operating activities	234,466	199,786	54,218

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(30,783)	(38,174)	(39,129)
Proceeds from assignment of farmer contracts and sale of related assets	—	—	34,946
Proceeds from sale of property, plant and equipment	3,534	18,366	5,575
Proceeds from fire loss insurance settlement	—	9,933	—
Other, net	1,004	—	260
Net cash (used) provided by investing activities	(26,245)	(9,875)	1,652

Cash Flows From Financing Activities:
Repayment of short-term debt, net	(18,374)	(17,388)	(39,350)
Issuance of long-term obligations	—	100,000	—
Repayment of long-term obligations	(16,250)	(96,250)	(15,000)
Dividends paid to noncontrolling interests	(1,957)	(103)	(100)
Issuance of common stock	3,949	134	—
Repurchase of common stock	(8,481)	(4,004)	(46,929)
Dividends paid on convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)
Dividends paid on common stock	(45,996)	(44,711)	(45,321)
Proceeds from termination of interest rate swap agreements	—	13,388	—
Debt issuance costs and other	—	(3,539)	—
Net cash used by financing activities	(101,959)	(67,323)	(161,550)

Effect of exchange rate changes on cash	(97)	(1,896)	734
Net increase (decrease) in cash and cash equivalents	106,165	120,692	(104,946)
Cash and cash equivalents at beginning of year	261,699	141,007	245,953
Cash and Cash Equivalents at End of Year	$367,864	$261,699	$141,007

Supplemental information—cash paid for:
Interest	$22,027	$20,462	$23,622
Income taxes, net of refunds	$35,913	$51,625	$79,724

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2013
Balance at beginning of year	$213,023	$196,135	$854,654	$(80,361)	$22,539	$1,205,990
Changes in preferred and common stock
Issuance of common stock	—	3,949	—	—	—	3,949
Repurchase of common stock	—	(1,432)	—	—	—	(1,432)
Accrual of stock-based compensation	—	6,171	—	—	—	6,171
Withholding of shares from stock-based compensation for grantee income taxes		(2,819)	—	—	—	(2,819)
Dividend equivalents on RSUs	—	575	—	—	—	575
Changes in retained earnings
Net income	—	—	132,750	—	8,169	140,919
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($1.98 per share)	—	—	(46,272)	—	—	(46,272)
Repurchase of common stock	—	—	(7,198)	—	—	(7,198)
Dividend equivalents on RSUs	—	—	(575)	—	—	(575)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of income taxes	—	—	—	(3,705)	335	(3,370)
Foreign currency hedge adjustments, net of income taxes	—	—	—	87	—	87
Interest rate hedge adjustments, net of income taxes	—	—	—	(364)	—	(364)
Pension and other postretirement benefit plan adjustments, net of income taxes	—	—	—	8,803	—	8,803
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(1,957)	(1,957)
Balance at end of year	$213,023	$202,579	$918,509	$(75,540)	$29,086	$1,287,657

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2012
Balance at beginning of year	$213,023	$191,608	$825,751	$(44,776)	$13,799	$1,199,405
Changes in preferred and common stock
Issuance of common stock	—	259	—	—	—	259
Repurchase of common stock	—	(661)	—	—	—	(661)
Accrual of stock-based compensation	—	5,987	—	—	—	5,987
Withholding of shares from stock-based compensation for grantee income taxes	—	(1,584)	—	—	—	(1,584)
Dividend equivalents on RSUs	—	526	—	—	—	526
Changes in retained earnings
Net income	—	—	92,057	—	8,762	100,819
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($1.94 per share)	—	—	(44,951)	—	—	(44,951)
Repurchase of common stock	—	—	(2,827)	—	—	(2,827)
Dividend equivalents on RSUs	—	—	(526)	—	—	(526)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of income taxes	—	—	—	(8,239)	81	(8,158)
Foreign currency hedge adjustments, net of income taxes	—	—	—	(3,424)	—	(3,424)
Interest rate hedge adjustments, net of income taxes	—	—	—	(727)	—	(727)
Pension and other postretirement benefit plan adjustments, net of income taxes	—	—	—	(23,195)	—	(23,195)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(103)	(103)
Balance at end of year	$213,023	$196,135	$854,654	$(80,361)	$22,539	$1,205,990

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2011
Balance at beginning of year	$213,023	$195,001	$767,213	$(52,667)	$5,805	$1,128,375
Changes in preferred and common stock
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock	—	(8,995)	—	—	—	(8,995)
Accrual of stock-based compensation	—	5,893	—	—	—	5,893
Withholding of shares from stock-based compensation for grantee income taxes	—	(724)	—	—	—	(724)
Dividend equivalents on RSUs	—	433	—	—	—	433
Changes in retained earnings
Net income	—	—	156,565	—	7,985	164,550
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($1.90 per share)	—	—	(45,043)	—	—	(45,043)
Repurchase of common stock	—	—	(37,701)	—	—	(37,701)
Dividend equivalents on RSUs	—	—	(433)	—	—	(433)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of income taxes	—	—	—	7,188	109	7,297
Foreign currency hedge adjustments, net of income taxes	—	—	—	2,961	—	2,961
Pension and other postretirement benefit plan adjustments, net of income taxes	—	—	—	(2,258)	—	(2,258)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(100)	(100)
Balance at end of year	$213,023	$191,608	$825,751	$(44,776)	$13,799	$1,199,405

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
(in thousands)	2013	2012	2011
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	220	220	220
Issuance of convertible perpetual preferred stock	—	—	—
Repurchase of convertible perpetual preferred stock	—	—	—
Balance at end of year	220	220	220

Common Shares Outstanding:
Balance at beginning of year	23,257	23,241	24,325
Issuance of common stock and exercise of stock options and SARs	256	97	28
Repurchase of common stock	(169)	(80)	(1,113)
Balance at end of year	23,344	23,257	23,241

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)

NOTE 1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the leading global leaf tobacco merchant and processor. The Company conducts business in over 30 countries, primarily in major tobacco-producing regions of the world.

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

The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends to the extent they represent a distribution of retained earnings. The Company received dividends totaling $16.7 million in fiscal year 2012 from companies accounted for under the equity method. No significant dividends were received from those companies in fiscal years 2013 or 2011.

The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading processor and leaf merchant of oriental tobaccos with operations located principally in Europe, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. Over the past several years, Socotab has experienced reduced demand for oriental tobaccos and lower margins, which have reduced its operating profits. As discussed further below, the Company reviews the carrying value of its investments in unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary. At March 31, 2013, the Company determined that no such factors existed with respect to the investment in Socotab. The Company, together with Socotab management, continues to evaluate the longer-term outlook for the business, and an impairment charge could be recorded in a future period if it is determined that the fair value of the investment is less than the carrying value and the decline in value is not temporary.

In fiscal year 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. Since that time, the investment has been accounted for using the cost method, as required under the accounting guidance. The investment in the Zimbabwe operations was zero at March 31, 2013 and 2012. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.

The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. During fiscal years 2013, 2012, and 2011, there were no changes in the Company’s ownership percentage in any of these subsidiaries.

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In its consolidated statements of income, the Company reports its proportionate share of earnings of unconsolidated affiliates accounted for on the equity method based on the pretax earnings of those affiliates, as permitted under the applicable accounting guidance. All applicable foreign and U.S. income taxes are provided on these earnings and reported as a component of consolidated income tax expense. For unconsolidated affiliates located in foreign jurisdictions, repatriation of the Company’s share of the earnings through dividends is assumed in determining consolidated income tax expense.

The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2013, 2012, and 2011:

	Fiscal Year Ended March 31,
	2013	2012	2011

Equity in pretax earnings reported in the consolidated statements of income	$5,635	$3,195	$8,634
Less: Equity in income taxes	(547)	(1,130)	(3,651)
Equity in net income	5,088	2,065	4,983
Less: Dividends received on investments (1)	(122)	(16,723)	(1,252)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$4,966	$(14,658)	$3,731

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

Calculations of earnings per share for the fiscal years ended March 31, 2013, 2012, and 2011, are provided in Note 4.

Cash and Cash Equivalents

 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $199.1 million at March 31, 2013 and $225.0 million at March 31, 2012. The related valuation allowances totaled $54.4 million at March 31, 2013, and $74.4 million at March 31, 2012, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $1.6 million in fiscal year 2013, $11.9 million in fiscal year 2012, and $18.7 million in fiscal year 2011. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Accrual of interest is discontinued when an advance is not expected to be fully collected. Advances on which interest accrual had been discontinued totaled approximately $40.0 million at March 31, 2013, and $59.9 million at March 31, 2012.

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

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2013 and 2012, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $73 million and $82 million, respectively, and the related valuation allowances totaled approximately $26 million and $25 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $24 million based on the exchange rate for the Brazilian currency at March 31, 2013. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary took steps to contest the full amount of the assessment. As of March 31, 2013, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $17 million. The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $17 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2013.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transport equipment—3 to 10 years; and office and computer equipment—3 to 10 years. Where applicable, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2013, 2012, or 2011.

Goodwill and Other Intangibles

Goodwill and other intangibles principally consist of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value. Although Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base their initial assessments of potential goodwill impairment on qualitative factors, the Company elected to continue using a fair value measurement approach at March 31, 2013. This approach primarily involves the use of discounted cash flow models (Level 3 of the fair value hierarchy in the accounting guidance). The calculations in these models are normally not based on observable market data from independent sources and therefore require significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, which could increase or decrease any impairment charge related to goodwill.

Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil. No charges for goodwill impairment were recorded in fiscal years 2013, 2012, or 2011. During the third quarter of fiscal year 2011, goodwill was reduced by approximately $5.8 million to reflect amounts allocated to leaf procurement activities associated with farmer contracts and related assets that were conveyed to an operating subsidiary of one of the Company’s major customers (see Note 14).

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance. In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance). As discussed in Note 2, the Company recorded an impairment charge of $5.6 million in the third quarter of fiscal year 2011 in connection with its decision to close its leaf tobacco processing facility in Simcoe, Ontario, Canada and sell the related assets. No significant charges for the impairment of long-lived assets were recorded during fiscal years 2013 or 2012.

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported in the consolidated balance sheets and the consolidated statements of changes in shareholders’ equity and consists of:

	March 31,
	2013	2012	2011
Foreign currency translation adjustments
Before income taxes	$(18,031)	$(12,331)	$(819)
Allocated income taxes	2,476	481	(2,792)

Foreign currency hedge adjustments
Before income taxes	(1,316)	(1,449)	3,819
Allocated income taxes	461	507	(1,337)

Interest rate hedge adjustments
Before income taxes	(1,679)	(1,119)	—
Allocated income taxes	588	392	—

Pension and other postretirement benefit plan adjustments
Before income taxes	(89,285)	(102,833)	(66,851)
Allocated income taxes	31,246	35,991	23,204

Total accumulated other comprehensive loss, net of income taxes	$(75,540)	$(80,361)	$(44,776)

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

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expense. The Company recognized net remeasurement gains of $10.6 million in fiscal year 2013, net remeasurement losses of $2.3 million in fiscal year 2012, and net remeasurement gains of $4.4 million in fiscal year 2011.

Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction losses of $1.0 million in fiscal year 2013, net transaction gains of $4.2 million in fiscal year 2012, and net transaction gains of $1.7 million in fiscal year 2011.

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

While most of the Company’s revenue consists of tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers. These arrangements usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2013. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then transported to customer-designated storage facilities. The revenue for these services is recognized when processing is completed, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Pronouncements

Pronouncements Recently Adopted

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing for Goodwill Impairment” (“ASU 2011-08”), which updated the accounting guidance for goodwill in Accounting Standards Codification Topic 350. The objective of ASU 2011-08 is to simplify the process of testing for goodwill impairment by permitting companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Companies are required to calculate the fair value of a reporting unit if the qualitative evaluation indicates that it is more likely than not that the fair value is less than the carrying amount. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and was adopted by the Company for the fiscal year ended March 31, 2013. The adoption of ASU 2011-08 did not have a material effect on the Company’s financial statements.

Pronouncements to be Adopted in Future Periods

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company does not expect any impact on the Company's results of operations, cash flows or financial position as the guidance relates only to additional disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NOTE 2. RESTRUCTURING AND IMPAIRMENT COSTS

During the fiscal years ended March 31, 2011, 2012 and 2013, Universal recorded restructuring and impairment costs related to various initiatives to adjust certain operations and reduce costs. A significant portion of the restructuring and impairment charges related to the Company’s November 2010 decision to close its leaf tobacco processing facility in Simcoe, Ontario, Canada. The Company continues to buy tobacco grown in Canada, but now processes that leaf at its U.S. factory in North Carolina. The Simcoe processing facility and a separate storage complex were classified as “held for sale” at the date the decision was made to close the operations, and an impairment charge of approximately $5.6 million was recorded in the third quarter of fiscal year 2011 to write those assets down to their fair values, net of selling costs. The sales of both properties were completed during fiscal year 2012 at prices approximating their adjusted book values. All full-time salaried employees at the Simcoe location were terminated by June 30, 2011. During fiscal year 2011, the Company recorded approximately $2.4 million in costs for termination benefits payable to those employees under Canadian law and $4.1 million in pension curtailment and settlement costs related to the termination of the Canadian employees’ defined benefit pension plan. The Canadian operations were included in the North America segment.

In addition to the restructuring and impairment costs related to the closure of the facility in Canada, the Company recorded restructuring costs associated with various other cost reduction initiatives during fiscal years 2011, 2012, and 2013. A significant portion of those costs consisted of employee termination benefits associated with voluntary early retirement offers and involuntary separations at the Company’s headquarters and operating locations in the United States, South America, Africa, Europe, and Asia that are part of the North America and Other Regions reportable segments. In addition, during fiscal year 2012, the Company recorded approximately $3.1 million in costs related to the termination of its business arrangements with a supplier and processor of tobacco in Europe in response to market changes. That cost related to an operating subsidiary that is part of the Other Regions reportable segment.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restructuring and impairment costs recorded during fiscal years 2011, 2012, and 2013 is as follows:

	Employee Termination Benefits	Pension Curtailment and Settlement Costs	Other Restructuring Costs	Impairment of Property, Plant and Equipment	Total
Fiscal Year 2011 Costs:
Closure of processing facility in Canada	$2,412	$4,081	$—	$5,632	$12,125
Other restructuring and cost reduction initiatives	8,743	—	636	—	9,379
Total	11,155	4,081	636	5,632	21,504
Fiscal Year 2012 Costs:
Other restructuring and cost reduction initiatives	8,564	—	3,097	—	11,661
Fiscal Year 2013 Costs:
Other restructuring and cost reduction initiatives	4,113	—	—	—	4,113
Total costs - fiscal years 2011, 2012 and 2013	$23,832	$4,081	$3,733	$5,632	$37,278

A reconciliation of the Company’s liability for the employee termination benefits and other restructuring costs outlined above through March 31, 2013, is as follows:

	Employee Termination Benefits	Other Costs	Total
Fiscal Year 2011 Activity:
Costs charged to expense	$11,155	$636	$11,791
Payments	(4,769)	(411)	(5,180)
Balance at March 31, 2011	6,386	225	6,611
Fiscal Year 2012 Activity:
Costs charged to expense	8,564	3,097	11,661
Payments	(13,679)	(3,031)	(16,710)
Balance at March 31, 2012	1,271	291	1,562
Fiscal Year 2013 Activity:
Costs charged to expense	4,113	—	4,113
Payments	(5,002)	(291)	(5,293)
Balance at March 31, 2013	$382	$—	$382

The majority of the restructuring liability at March 31, 2013 will be paid in the early part of fiscal year 2014. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring costs and asset impairment charges in future periods as business changes occur and additional cost savings initiatives are implemented.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court. Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina has appealed the decision of the General Court to the European Court of Justice. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process, and the Company has collateralized that guarantee with a bank deposit totaling approximately $48.6 million at March 31, 2013. At March 31, 2013, the accrued liability for the fine and interest is reported in other current liabilities, and the deposit is recorded in other current assets. The Company expects the appeal to be decided during fiscal year 2014. Any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2013	2012	2011
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$132,750	$92,057	$156,565
Less: Dividends on convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	117,900	77,207	141,715

Denominator for basic earnings per share
Weighted average shares outstanding	23,355	23,228	23,859

Basic earnings per share	$5.05	$3.32	$5.94

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$117,900	$77,207	$141,715
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	14,850	14,850	14,850
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	132,750	92,057	156,565

Denominator for diluted earnings per share
Weighted average shares outstanding	23,355	23,228	23,859
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,797	4,772	4,750
Employee share-based awards	326	339	279
Denominator for diluted earnings per share	28,478	28,339	28,888

Diluted earnings per share	$4.66	$3.25	$5.42

For the fiscal years ended March 31, 2013, 2012 and 2011, the Company had the following potentially dilutive securities (stock appreciation rights and/or stock options) outstanding that were not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Fiscal Year Ended March 31,
	2013	2012	2011

Potentially dilutive securities (shares in thousands)	169	348	623
Weighted-average exercise price	$62.66	$56.75	$53.44

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.   INCOME TAXES

Income Tax Expense

Income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2013	2012	2011
Current
United States	$(3,465)	$2,871	$18,052
State and local	682	(2,064)	2,290
Foreign	57,355	53,582	59,051
	54,572	54,389	79,393
Deferred
United States	1,746	4,796	(43)
State and local	279	444	(226)
Foreign	9,769	1,530	(775)
	11,794	6,770	(1,044)
Total	$66,366	$61,159	$78,349

Foreign taxes include U.S. tax expense on earnings of foreign subsidiaries. The Company has no undistributed earnings of consolidated foreign subsidiaries that are classified as permanently reinvested.

Consolidated Effective Income Tax Rate

A reconciliation of the statutory U.S. federal rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3	(0.7)	0.6
Change in valuation allowance on deferred tax assets	(0.1)	0.7	(0.2)
Nondeductible European Commission fine	—	8.6	—
Dividends received from deconsolidated operations	(1.5)	(1.8)	—
Other, including changes in liabilities recorded for uncertain tax positions	(1.7)	(4.0)	(3.2)
Effective income tax rate	32.0%	37.8%	32.2%

The Company amended certain prior year state income tax returns during fiscal year 2012. The related income tax refunds reduced income tax expense and the consolidated effective tax rate for the year.

Components of Income Before Income Taxes and Other Items

The U.S. and foreign components of income before income taxes and other items were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
United States	$(4,161)	$21,773	$32,826
Foreign	211,446	140,205	210,073
Total	$207,285	$161,978	$242,899

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Tax Liabilities and Assets

Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2013	2012
Liabilities
Foreign withholding taxes	$25,074	$14,192
Undistributed earnings	32,346	46,010
Goodwill	30,851	30,851
All other	14,099	20,998
Total deferred tax liabilities	$102,370	$112,051

Assets
Employee benefit plans	$60,397	$69,373
Reserves and accruals	32,795	45,793
Deferred income	4,732	8,098
Deferred compensation	3,616	3,035
All other	12,292	17,144
Total deferred tax assets	113,832	143,443
Valuation allowance	(1,252)	(4,620)
Net deferred tax assets	$112,580	$138,823

At March 31, 2013, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined Income Tax Expense (Benefit)

The combined income tax expense (benefit) allocable to continuing operations, other comprehensive income, and direct adjustments to shareholders' equity was as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Continuing operations	$66,366	$61,159	$78,349
Other comprehensive income	2,600	(18,296)	3,210
Direct adjustments to shareholders' equity	(1,052)	(285)	159
Total	$67,914	$42,578	$81,718

Uncertain Tax Positions

A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended March 31, 2013, 2012 and 2011, is as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Liability for uncertain tax positions, beginning of year	$7,913	$9,223	$22,184
Additions:
Related to tax positions for the current year	191	262	1,184
Related to tax positions for prior years	—	1,072	77
Reductions:
Related to tax positions for prior years	—	—	(205)
Due to settlements with tax jurisdictions	(66)	(698)	(12,765)
Due to lapses of statutes of limitations	(2,339)	(1,213)	(1,571)
Effect of currency rate movement	(314)	(733)	319
Liability for uncertain tax positions, end of year	$5,385	$7,913	$9,223

Of the total liability for uncertain tax positions at March 31, 2013, approximately $4.4 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $1.8 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2014. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.

In fiscal year 2011, of the reduction in the liability for uncertain tax positions of $12.8 million due to settlements with tax jurisdictions, approximately $5.7 million represented tax paid and $7.1 million represented amounts reversed through income tax expense.

The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. The consolidated statements of income include a net reversal of interest and penalties of $1.6 million in fiscal year 2013, net expense for interest and penalties of $0.4 million in fiscal year 2012, and a net reversal of interest and penalties of $0.2 million in fiscal year 2011. At March 31, 2013 and 2012, $2.7 million and $4.5 million, respectively, were accrued for interest and penalties.

Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2013, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2010. Open tax years in state and foreign jurisdictions generally range from 3 to 6 years.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.   CREDIT FACILITIES

Bank Credit Agreement

In November 2011, the Company entered a five-year bank credit agreement that provides for a $450 million committed revolving credit facility, as well as a fully funded $100 million amortizing term loan. Borrowings under the revolving credit facility and the term loan bear interest at variable rates, based on either (1) LIBOR plus a margin that is based on certain credit measures or (2) the higher of the federal funds rate plus 0.5%, prime rate, or one-month LIBOR plus 1.0%, each plus a margin. The Company also pays a facility fee on the revolving credit facility. Both the revolving credit facility and the term loan mature in November 2016. Other information related to the term loan, including the outstanding balances at March 31, 2013 and 2012, is disclosed in Note 7. Certain covenants in the bank credit agreement require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2013. There were no amounts outstanding under the revolving credit facility at March 31, 2013.

Short-Term Credit Facilities

The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2013 and 2012, approximately $105 million and $128 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2013 and 2012, were approximately 3.8% and 7.1%, respectively. The higher weighted-average interest rate at March 31, 2012 reflected higher local borrowings in countries where market interest rates are higher. At March 31, 2013, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $307 million.

NOTE 7.   LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

	March 31,
	2013	2012
Medium-term notes	$300,000	$310,000
Amortizing bank term loan	92,500	98,750
Total outstanding	392,500	408,750
Less: current portion	(211,250)	(16,250)
Long-term obligations	$181,250	$392,500

The Company's medium-term notes mature at various dates from October 2013 to December 2014 and were all issued with fixed interest rates. Interest rates on the notes range from 5.20% to 6.25%. As discussed in Note 6, the Company borrowed $100 million in November 2011 under an amortizing term loan under its bank credit agreement. The term loan is being repaid in quarterly installments that began on March 31, 2012, increase annually, and conclude with a final payment due November 3, 2016. The loan may be prepaid at any time without penalty or premium at the option of the Company. As discussed below, the Company has interest rate swaps on the term loan that convert the floating base rate to a fixed base rate. Including the effect of the swaps and the facility margin, the interest rate on the term loan was 2.91% at March 31, 2013.

As noted above, from time to time, the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. In November 2011, the Company entered into receive-floating/pay-fixed interest rate swap agreements on the outstanding balance of its amortizing bank term loan. These swap agreements were designated as cash flow hedges of the variable rate interest payments on the loan. The aggregate notional amount of the swaps, which is being reduced as quarterly payments are made over the term of the loan, was $92.5 million at March 31, 2013, and $98.8 million at March 31, 2012. The fair value of the interest rate swap agreements was a liability of $1.7 million at March 31, 2013. The Company previously had receive-fixed/pay-floating interest rate swap agreements in place on $245 million of long-term debt. Those swap agreements were designated as hedges of the fair value of the underlying debt. During fiscal year 2012, they were all settled prior to or concurrent with the maturity of the underlying debt, and none were outstanding at March 31, 2012 or 2013. Additional disclosures related to the Company’s interest rate swap agreements are provided in Note 9.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long-term debt outstanding at March 31, 2013, by fiscal year, were as follows: 2014 – $211 million; 2015 – $116 million; 2016 – $28 million; and 2017 – $38 million. All long-term debt outstanding at March 31, 2013, is scheduled to be repaid by the end of fiscal year 2017.

In November 2011, the Company filed an undenominated universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

Disclosures about the fair value of long-term obligations are provided in Note 10.

NOTE 8. LEASES

The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $19.3 million in fiscal year 2013, $20.6 million in fiscal year 2012, and $21.8 million in fiscal year 2011. Future minimum payments under non-cancelable operating leases total $16.9 million in 2014, $8.6 million in 2015, $6.2 million in 2016, $3.9 million in 2017, $3.3 million in 2018, and $5.3 million after 2018.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hedging Strategy for Interest Rate Risk

The Company previously entered into receive-fixed/pay-floating interest rate swap agreements totaling $245 million notional amount that were designated and qualified as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. During fiscal year 2012, several of those swap contracts in the notional amount of $50 million were settled on maturity of the underlying debt, and the remaining contracts in the total notional amount of $195 million were settled prior to maturity at an aggregate gain of approximately $13 million. That gain is being amortized over the remaining terms of the underlying debt instruments as a reduction in interest expense. No fixed-to-floating interest rate swap agreements were outstanding at March 31, 2013.

In November 2011, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its outstanding amortizing bank term loan. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The aggregate notional amount of the interest rate swaps is being reduced over a five-year period as payments are made on the loan. At March 31, 2013, the total notional amount of the swaps was approximately $93 million, which corresponded with the outstanding balance of the loan.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company has entered into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during fiscal years 2013, 2012, and 2011 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2013	2012	2011
Tobacco purchases	$158.9	$182.5	$235.2
Processing costs	34.3	48.3	48.5
Total	$193.2	$230.8	$283.7

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at March 31, 2013, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2014. At March 31, 2013, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. Purchases of the 2013 crop are expected to be completed by August 2013, and all forward contracts to hedge those purchases will mature and be settled by that time.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2011, the Company entered into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts were recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The notional amount of these contracts totaled approximately $60 million in fiscal year 2011, and the contracts were settled before the end of the fiscal year. No forward contracts were entered for this purpose in fiscal years 2013 or 2012. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries have obtained short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2013, 2012, and 2011.

	Fiscal Year Ended March 31,
	2013	2012	2011
Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$—	$3,195	$428
Location of gain (loss) recognized in earnings	Interest expense
Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$—	$(3,195)	$(428)
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(1,470)	$(1,119)	$—
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(910)	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(8,709)	$2,652	$2,476
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(8,741)	$5,882	$100
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(1,325)	$857	$113
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(3,115)	$1,829	$2,594
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the interest rate swap agreements designated as fair value hedges, since the hedges had no ineffectiveness, the gain or loss recognized in earnings on the derivative was offset by a corresponding loss or gain on the underlying hedged debt. For the interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. At March 31, 2013, a loss of approximately $1 million is expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $0.8 million remained in accumulated other comprehensive loss at March 31, 2013. That balance reflects net losses on contracts related to the 2013 crop. No hedged purchases of 2013 crop tobaccos had been completed and no hedge loss had been reclassified to earnings at March 31, 2013. The majority of the balance in the accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2014 as the 2013 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2013 and 2012:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2013	2012		2013	2012
Derivatives Designated as Hedging Instruments
Interest rate swap agreements designated as fair value hedges	Other non-current assets	$—	$—	Long-term obligations	$—	$—

Interest rate swap agreements designated as cash flow hedges	Other non-current assets	—	—	Other long-term liabilities	1,679	1,119

Forward foreign currency exchange contracts designated as cash flow hedges	Other current assets	—	83	Accounts payable and accrued expenses	810	925
Total		$—	$83		$2,489	$2,044

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$—	$273	Accounts payable and accrued expenses	$331	$427
Total		$—	$273		$331	$427

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2013 and 2012, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$174,551	$—	$174,551
Trading securities associated with deferred compensation plans	19,168	—	—	19,168
Total financial assets measured and reported at fair value	$19,168	$174,551	$—	$193,719

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$4,235	$4,235
Interest rate swap agreements	—	1,679	—	1,679
Forward foreign currency exchange contracts	—	1,141	—	1,141
Total financial liabilities measured and reported at fair value	$—	$2,820	$4,235	$7,055

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$48,546	$—	$48,546
Trading securities associated with deferred compensation plans	19,803	—	—	19,803
Forward foreign currency exchange contracts	—	356	—	356
Total financial assets measured and reported at fair value	$19,803	$48,902	$—	$68,705

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$5,932	$5,932
Interest rate swap agreements	—	1,119	—	1,119
Forward foreign currency exchange contracts	—	1,352	—	1,352
Total financial liabilities measured and reported at fair value	$—	$2,471	$5,932	$8,403

Money market funds

The fair value of money market funds, which are reported in cash and cash equivalents in the consolidated balance sheets, is based on net asset value, which is computed based on amortized cost (Level 2). The fair values of these investments approximate cost due to the short-term maturities and the high credit quality of the issuers of the underlying securities.

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

Guarantees of bank loans to tobacco growers

The Company guarantees bank loans to tobacco growers in Brazil and Malawi for crop financing and/or construction of curing barns or other tobacco producing assets. In the event that the farmers default on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluates the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees is determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses is then calculated at a risk-adjusted interest rate that is aligned with the expected duration of the liability and includes an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate could result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal years ended March 31, 2013 and 2012 is provided below. A significant number of the loans in the portfolio reached their maturity dates during fiscal year 2012. The Company satisfied its obligations under the related guarantees by remitting payment to the banks and taking title to the loans, thereby reducing the guarantee liability.

	Fiscal Year Ended March 31,
	2013	2012
Balance at beginning of year	$5,932	$20,699
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year and other loans from portfolio)	(7,352)	(18,305)
Provision for loss or transfer from allowance for loss on direct loans to farmers (addition of current crop year loans)	5,690	4,279
Change in discount rate and estimated collection period	135	780
Currency remeasurement	(170)	(1,521)
Balance at end of year	$4,235	$5,932

Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.

Long-term Obligations
The fair value of the Company’s long-term obligations, including the current portion, was approximately $404 million at March 31, 2013 and $428 million at March 31, 2012. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plans

Description of Plans

 The Company sponsors several defined benefit pension plans covering U.S. salaried employees and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. Plan assets consist primarily of equity and fixed income investments. The Company also sponsors defined benefit plans that provide postretirement health and life insurance benefits for eligible U.S. employees who have attained specific age and service levels. The health benefits are funded by the Company as the costs of those benefits are incurred. The plan design includes cost-sharing features such as deductibles and coinsurance. The life insurance benefits are funded with deposits to a reserve account held by an insurance company. The Company has the right to amend or discontinue its pension and other postretirement benefit plans at any time.

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

Actuarial Assumptions

Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations were as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rates:
Benefit cost for plan year	4.60%	5.50%	6.00%	4.40%	5.50%	6.00%
Benefit obligation at end of plan year	4.20%	4.60%	5.50%	3.90%	4.40%	5.50%
Expected long-term return on plan assets:
Benefit cost for plan year	8.00%	8.00%	8.00%	4.30%	4.30%	4.30%
Benefit obligation at end of plan year	8.00%	8.00%	8.00%	4.30%	4.30%	4.30%
Salary scale	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Healthcare cost trend rate	N/A	N/A	N/A	7.60%	7.80%	8.00%

The healthcare cost trend rate used by the Company is based on a recent study of medical cost inflation rates. The revised trend assumption of 7.60% in 2013 declines gradually to 4.50% in 2028.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status

The following table reflects the changes in benefit obligations and plan assets in 2013 and 2012, and the funded status of the plans at March 31, 2013 and 2012:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2013	2012	2013	2012
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$280,626	$278,128	$—	$—
Projected benefit obligation	299,161	302,632	48,970	48,784

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$302,632	$262,085	$48,784	$43,888
Service cost	4,650	4,614	467	591
Interest cost	13,001	13,959	2,303	2,636
Effect of discount rate change	13,798	34,292	3,068	5,205
Foreign currency exchange rate changes	(1,528)	(1,733)	—	—
Settlements	(13,027)	—	—	—
Other	(6,420)	5,975	(2,733)	529
Benefit payments	(13,945)	(16,560)	(2,919)	(4,065)
Projected benefit obligation, end of year	$299,161	$302,632	$48,970	$48,784

Change in plan assets:
Plan assets at fair value, beginning of year	$199,525	$195,715	$3,062	$3,284
Actual return on plan assets	22,865	15,451	151	146
Employer contributions	11,552	6,259	2,638	3,697
Settlements	(13,027)	—	—	—
Foreign currency exchange rate changes	(1,028)	(1,340)	—	—
Benefit payments	(13,945)	(16,560)	(2,919)	(4,065)
Plan assets at fair value, end of year	$205,942	$199,525	$2,932	$3,062

Funded status:
Funded status of the plans, end of year	$(93,219)	$(103,107)	$(46,038)	$(45,722)

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the Company’s plans at the end of fiscal years 2013 and 2012 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2013	2012	2013	2012
Non-current asset (included in other noncurrent assets)	$1,280	$1,424	$—	$—
Current liability (included in accounts payable and accrued expenses)	(1,581)	(6,511)	(3,327)	(3,213)
Non-current liability (reported as pensions and other postretirement benefits)	(92,918)	(98,020)	(42,711)	(42,509)
Amounts recognized in the consolidated balance sheets	$(93,219)	$(103,107)	$(46,038)	$(45,722)

Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2013 and 2012, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2013	2012	2013	2012
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$290,142	$294,325	$48,970	$48,784
Aggregate fair value of plan assets	195,642	189,795	2,932	3,062
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	272,148	270,569	N/A	N/A
Aggregate fair value of plan assets	195,642	189,795	N/A	N/A

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$4,650	$4,614	$4,835	$467	$591	$787
Interest cost	13,001	13,959	14,168	2,303	2,636	2,534
Expected return on plan assets	(14,632)	(14,958)	(14,938)	(124)	(134)	(144)
Curtailment loss	—	—	966	—	—	—
Settlement cost	3,304	—	3,119	—	—	—
Net amortization and deferral	10,299	6,309	3,937	(8)	(335)	(253)
Net periodic benefit cost	$16,622	$9,924	$12,087	$2,638	$2,758	$2,924

A one-percentage-point increase in the assumed healthcare cost trend rate would increase the March 31, 2013, accumulated postretirement benefit obligation by approximately $1.5 million, while a one-percentage-point decrease would reduce the benefit obligation by approximately $1.4 million. The aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2014 would not change by a significant amount as a result of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss

The amounts recognized in other comprehensive income or loss for fiscal years 2013 and 2012 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. Reclassification adjustments represent amounts included in accumulated other comprehensive loss at the beginning of the year that were recognized in net periodic benefit cost during the year. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2013	2012	2013	2012
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$108,171	$75,138	$(4,644)	$(6,722)
Losses (gains) arising during the year	(928)	39,461	717	1,475
Reclassification adjustments during the year	(13,886)	(6,428)	9	603
Net actuarial loss (gain), end of year	93,357	108,171	(3,918)	(4,644)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(3,080)	(3,393)	500	—
Prior service cost arising during the year	—	—	—	750
Reclassification adjustments during the year	463	313	(274)	(250)
Prior service cost (benefit), end of year	(2,617)	(3,080)	226	500
Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$90,740	$105,091	$(3,692)	$(4,144)

Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit adjustments related to ownership interests in unconsolidated affiliates. The Company expects to recognize approximately $10.3 million of the March 31, 2013 net actuarial loss and $0.2 million of the March 31, 2013 prior service benefit in net periodic benefit cost during fiscal year 2014.

Allocation of Pension Plan Assets

The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 91% of consolidated plan assets and 80% of consolidated PBO at March 31, 2013, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for those asset classes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted–average target pension asset allocation and target ranges at the March 31, 2013 measurement date and the actual asset allocations at the March 31, 2013 and 2012 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2013	2012
Domestic equity securities	44.0%	37%	-	51%	44.3%	45.5%
International equity securities	13.0%	10%	-	16%	12.7%	12.1%
Fixed income securities (1)	33.0%	26%	-	40%	32.6%	32.3%
Alternative investments:
Real estate funds	5.0%	3%	-	7%	5.6%	5.4%
Hedge funds	5.0%	3%	-	7%	4.8%	4.7%
Total	100.0%				100.0%	100.0%

(1)	Actual amounts include high yield securities and cash balances held for the payment of benefits.

Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. With plan contributions and an increase in asset values during fiscal years 2012 and 2013, the Company believes that it is in full compliance with all funding requirements of the Pension Protection Act of 2006. The Company expects to make contributions of approximately $12.9 million to its defined benefit pension plans in fiscal year 2014, including $10.2 million to its ERISA-regulated U.S. plan and $2.7 million to its non-ERISA regulated and other plans.

Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year:	Pension Benefits	Other Postretirement Benefits
2014	$15,967	$3,371
2015	19,966	3,397
2016	17,787	3,398
2017	19,699	3,409
2018	16,015	3,321
2019 - 2023	97,776	15,977

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Pension Plan Assets

Assets held by the Company's defined benefit pension plans primarily consist of domestic and international equity securities, fixed income securities, and alternative investments. During fiscal year 2012, domestic and international equity securities included direct investments in common stock as well as investments in commingled funds and common collective trusts. During fiscal year 2013, equity securities were primarily invested in actively-traded mutual funds with underlying common stock investments in U.S. and foreign companies ranging in size from small to large corporations. The methodologies for determining the fair values of the plan assets are outlined below. Where the values are based on quoted prices for the securities in an active market, they are classified as Level 1 of the fair value hierarchy. Where secondary pricing sources are used, they are classified as Level 2 of the hierarchy. Pricing models that use significant unobservable inputs are classified as Level 3.

•	Domestic and international equity securities:

Common stock: Shares of equity securities invested in actively-traded mutual funds are valued based on the net asset values of the units held in the respective funds which are determined by obtaining quoted prices on nationally recognized securities exchanges. Direct investment in shares of common stock are valued at the unadjusted official closing price as defined by the most active market, or at the most recent trade price of the security at the close of the active market. These securities are classified as Level 1.

Commingled funds and common collective trusts: These assets are valued at the net asset values of shares held at the valuation date, based on the quoted market prices of the underlying assets of the funds or trusts. The investments are valued using the net asset value of the fund or trust as a practical expedient for fair market value and are classified as Level 2. These investment vehicles hold equity securities and cash.

•
Fixed income securities: Fixed income investments that are held through mutual funds are valued based on the net asset values of the units held in the respective funds, which are determined by obtaining quoted prices on nationally recognized securities exchanges. These securities are classified as Level 1. Other fixed income investments are valued at an estimated price that a dealer would pay for a similar security on the valuation date using observable market inputs and are classified as Level 2. These market inputs may include yield curves for similarly rated securities. Small amounts of cash are held in common collective trusts. Fixed income securities also include insurance assets, which are valued based on an actuarial calculation. Those securities are classified as Level 3.

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair values of the assets of the Company’s pension plans as of March 31, 2013 and 2012, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Domestic equity securities	$83,233	$—	$—	$83,233
International equity securities	23,931	—	—	23,931
Fixed income securities (1)	61,553	10,300	7,435	79,288
Alternative investments:
Real estate fund	—	—	8,933	8,933
Hedge fund	—	—	10,557	10,557
Total investments	$168,717	$10,300	$26,925	$205,942

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Domestic equity securities	$26,025	$55,420	$—	$81,445
International equity securities	20,935	—	—	20,935
Fixed income securities (1)	21,470	51,708	6,083	79,261
Alternative investments:
Real estate fund	—	—	8,358	8,358
Hedge fund	—	—	9,526	9,526
Total investments	$68,430	$107,128	$23,967	$199,525

(1)	Includes high yield securities and cash and cash equivalent balances.
During fiscal year 2013, the Company retained an investment manager for the assets of the Company's U.S. ERISA-regulated defined benefit plan, and a higher percentage of assets are now held in actively traded funds with quoted prices.  As a result, the proportion of assets classified as Level 1 is significantly higher than at March 31, 2012.
Other Benefit Plans

Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $1.5 million for fiscal year 2013, $1.1 million for fiscal year 2012, and $1.3 million for fiscal year 2011.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.   COMMON AND PREFERRED STOCK

Common Stock

At March 31, 2013, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 23,343,973 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them. If dividends on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) are not declared and paid for any dividend period, then the Company may not pay dividends on the common stock or repurchase common shares until the dividends on the Preferred Stock have been paid for a period of four consecutive quarters.

Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s common stock. Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In November 2009, Universal’s Board of Directors authorized a program (the “2009 program”) to repurchase up to $150 million of the Company’s outstanding common shares. The Company completed purchases of shares under this program, and it was terminated in November 2011. A total of 1,589,701 shares of common stock were repurchased under the 2009 program at a total cost of approximately $70 million (average price per share of $44.02). In November 2011, the Board of Directors authorized a program to repurchase up to $100 million of the Company’s outstanding common shares (the “2011 program”). It expires on November 15, 2013. To date, the Company has purchased 169,432 shares of common stock under the 2011 program at an aggregate cost of $8.6 million (average price per share of $50.94), all during fiscal year 2013. At March 31, 2013, the available authorization for future share repurchases under the 2011 program was approximately $91 million.

Total share repurchases for the fiscal years ended March 31, 2013, 2012, and 2011 were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Number of shares repurchased	169,432	80,191	1,113,125
Cost of shares repurchased (in thousands of dollars)	$8,631	$3,488	$46,696
Weighted-average cost per share	$50.94	$43.49	$41.95

Preferred Stock

The Company is also authorized to issue up to 5,000,000 shares of preferred stock, 500,000 shares of which have been reserved for Series A Junior Participating Preferred Stock and 220,000 shares of which have been reserved for Series B 6.75% Convertible Perpetual Preferred Stock. No Series A Junior Participating Preferred Stock has been issued. In 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) were issued under this authorization. At March 31, 2013, 219,999 shares were issued and outstanding. The Preferred Stock has a liquidation preference of $1,000 per share. Holders of the Preferred Shares are entitled to receive quarterly dividends at the rate of 6.75% per annum on the liquidation preference when, as, and if declared by the Company’s Board of Directors. Dividends are not cumulative in the event the Board of Directors does not declare a dividend for one or more quarterly periods. Under the terms of the Preferred Stock, the Board of Directors is prohibited from declaring regular dividends on the Preferred Shares in any period in which the Company fails to meet specified levels of shareholders’ equity and net income; however, in that situation, the Board of Directors may instead declare such dividends payable in shares of the Company’s common stock or from net proceeds of common stock issued during the ninety-day period prior to the dividend declaration. The Preferred Shares have no voting rights, except in the event the Company fails to pay dividends for four consecutive or non-consecutive quarterly dividend periods or fails to pay the redemption price on any date that the Preferred Shares are called for redemption, in which case the holders of Preferred Shares will be entitled to elect two additional directors to the Company’s Board to serve until dividends on the Preferred Stock have been fully paid for four consecutive quarters.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Preferred Shares are convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion rate that is adjusted each time the Company pays a dividend on its common stock that exceeds $0.43 per share. The conversion rate at March 31, 2013, was 21.8475 shares of common stock per preferred share, which represents a conversion price of approximately $45.77 per common share. Upon conversion, the Company may, at its option, satisfy all or part of the conversion value in cash.

During the period from March 15, 2013 to March 15, 2018, the Company may, at its option, cause the Preferred Shares to be automatically converted into shares of common stock that are issuable at the prevailing conversion rate, only if the closing price of the common stock during a specified period exceeds 135.00% of the then prevailing conversion price. With this conversion, the Company may, at its option, satisfy all or part of the conversion value in cash in lieu of delivering shares. On or after March 15, 2018, the Company may, at its option, redeem all or part of the outstanding Preferred Shares for cash at the $1,000 per share liquidation preference.

NOTE 13.   EXECUTIVE STOCK PLANS AND STOCK-BASED COMPENSATION

Executive Stock Plans

The Company’s shareholders have approved executive stock plans under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. Currently, grants are outstanding under the 1997 Executive Stock Plan, the 2002 Executive Stock Plan, and the 2007 Stock Incentive Plan. Together, these plans are referred to in this disclosure as the “Plans.” Up to 2 million shares of the Company’s common stock may be issued under each of the Plans; however, direct awards of common stock, restricted stock, or RSUs are limited to 500,000 shares under the 2002 Executive Stock Plan and 1,350,000 shares under the 2007 Stock Incentive Plan.

The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Executive Compensation, Nominating, and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. Since fiscal year 2006, grants have included restricted stock, RSUs, PSAs, and stock-settled SARs. In the current fiscal year, the Compensation Committee awarded only grants of RSUs and PSAs and did not award any grants of SARs. Prior to 2006, non-qualified stock options were the primary form of stock-based compensation awarded, and some of those options remained outstanding at March 31, 2013. Outside directors automatically receive restricted stock units or shares of restricted stock following each annual meeting of shareholders.

Non-qualified stock options and SARs granted under the Plans have an exercise price equal to the market price of a share of common stock on the date of grant. All stock options currently outstanding under the Plans are fully vested and exercisable, and they expire 10 years after the grant date. SARs granted under the Plans vest in equal one-third tranches one, two, and three years after the grant date and expire 10 years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of 3 years after the grantee’s retirement date or 10 years after the grant date. RSUs awarded under the Plans vest 5 years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest 3 years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. RSUs awarded to outside directors vest 3 years after the grant date, and restricted stock vests upon the individual’s retirement from service as a director.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and SARs

The following tables summarize the Company’s stock option and SAR activity and related information for fiscal years 2011 through 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value
Fiscal Year Ended March 31, 2011:
Outstanding at beginning of year	831,798	$48.36
Granted	153,600	39.71
Cancelled/expired	(62,800)	62.66
Outstanding at end of year	922,598	45.94

Fiscal Year Ended March 31, 2012:
Granted	170,400	37.86
Exercised	(195,948)	35.82
Cancelled/expired	(41,200)	59.25
Outstanding at end of year	855,850	46.01

Fiscal Year Ended March 31, 2013:
Exercised	(407,758)	41.21
Cancelled/expired	(29,615)	54.83
Outstanding at end of year	418,477	$50.07	5.29	$3,617

Exercisable at end of year	270,201	$56.48	3.85	$999
Expected to vest in future periods	148,276	$38.39	7.92	$2,618

	Fiscal Year Ended March 31,
	2013	2012	2011
Total intrinsic value of stock options and SARs exercised	$4,249	$1,745	$—
Total fair value of SARs vested	$1,460	$1,713	$1,849
Intrinsic value and aggregate intrinsic value in the tables above are based on the difference between the market price of the underlying shares at the exercise date or balance sheet date, as applicable, and the exercise prices of the stock options and SARs. The closing market prices used to determine the aggregate intrinsic value at the end of each fiscal year were as follows: $56.04 at March 31, 2013, $46.60 at March 31, 2012, and $43.54 at March 31, 2011.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs

The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2011 through 2013:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2011:
Unvested at beginning of year	207,764	$32.50	84,750	$40.87	93,019	$34.85
Granted	63,992	41.40	—	—	38,400	33.95
Vested	(24,940)	46.35	(7,000)	41.96	—	—
Unvested at end of year	246,816	44.07	77,750	40.77	131,419	34.59

Fiscal Year Ended March 31, 2012:
Granted	84,290	38.28	—	—	57,383	35.56
Vested	(39,827)	35.94	(10,350)	37.52	(44,352)	45.96
Forfeited	—	—	—	—	(1,984)	33.30
Unvested at end of year	291,279	43.72	67,400	41.91	142,466	31.45

Fiscal Year Ended March 31, 2013:
Granted	87,780	44.06	—	—	92,425	35.25
Vested	(86,925)	52.42	(7,550)	43.74	(94,725)	29.67
Forfeited	—	—	—	—	(5,149)	36.15
Unvested at end of year	292,134	$41.23	59,850	$41.68	135,017	$35.12

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

Determination of the Grant Date Fair Value of Stock-Based Compensation

As noted above, the Company granted RSUs, restricted stock, and PSAs during fiscal years 2011 through 2013, and SARs were granted in fiscal years 2011 and 2012. The fair values of the RSUs, restricted stock, and PSAs were based on the market price of the common stock on the grant date. The fair values of the SARs were estimated using the Black-Scholes pricing model and the following assumptions:

	Fiscal Year Ended March 31,
	2012	2011
Assumptions:
Expected term	5.0 years	5.0 years
Expected volatility	35.80%	35.30%
Expected dividend yield	5.07%	4.73%
Risk-free interest rate	1.66%	2.36%

Resulting fair value of SARs granted	$7.46	$8.35

The expected term was based on the Company’s historical stock option and SAR exercise data for instruments with comparable features and economic characteristics. The expected volatility was estimated based on historical volatility of the Company’s common stock using weekly closing prices. The expected dividend yield was based on the annualized quarterly dividend rate and the market price of the common stock at grant date. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the grant date for securities with a remaining term equal to the expected term of the SARs. Since all SAR grants in fiscal years 2011 and 2012 were awarded on the same date, the fair values shown in the above table represent the weighted-average grant date fair values for those years.

Recognition of Compensation Expense

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2013, 2012, and 2011, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Total stock-based compensation expense	$6,171	$5,987	$5,893
Income tax benefit recorded on stock-based compensation expense	$2,160	$2,095	$2,063

At March 31, 2013, the Company had $5.1 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.3 years. Cash proceeds from the exercise of stock options were $3.9 million for the fiscal year ended March 31, 2013, and were not material for the fiscal years ended March 31, 2012 or 2011.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.   COMMITMENTS AND OTHER MATTERS

Commitments

The Company enters into contracts to purchase tobacco from farmers in a number of the countries in which it operates. Most contracts cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, Zambia, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2013, the Company had contracts to purchase approximately $792 million of tobacco to be delivered during the coming fiscal year. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by advances to farmers and other suppliers, which totaled approximately $132 million at March 31, 2013. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the seasonal or long-term financing it provided to the farmers. As noted above and discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers in Brazil and Malawi, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $73 million at March 31, 2013.

Guarantees and Other Contingent Liabilities

Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. During fiscal year 2013, similar arrangements were established in Malawi in connection with a shift from auction market sourcing to direct procurement in that country. At March 31, 2013, the Company’s total exposure under guarantees issued by its operating subsidiaries for banking facilities of farmers in Brazil and Malawi was approximately $16 million ($20 million face amount including unpaid accrued interest, less $4 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. As noted above, the subsidiaries withhold payments due to the farmers on delivery of tobacco and forward those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiaries to cover their obligations to the third-party banks could result in a liability for the subsidiaries under the related guarantees; however, in that case, the subsidiaries would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiaries could be required to make at March 31, 2013, was the face amount, $20 million including unpaid accrued interest ($26 million as of March 31, 2012). The fair value of the guarantees was a liability of approximately $4 million at March 31, 2013, and $6 million at March 31, 2012. In addition to these guarantees, the Company has other contingent liabilities totaling approximately $3 million at March 31, 2013.

Major Customers

A material part of the Company’s business is dependent upon a few customers. The Company's five largest customers are Philip Morris International, Inc., Imperial Tobacco Group, PLC, China Tobacco International, Inc., British American Tobacco, PLC, and Japan Tobacco, Inc. In the aggregate, these customers have accounted for more than 60% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2013, 2012 and 2011, revenue from Philip Morris International, Inc. was approximately $550 million, $610 million, and $750 million, respectively. For the same periods, Imperial Tobacco Group, PLC accounted for revenue of approximately $330 million, $360 million, and $320 million, respectively, and Japan Tobacco, Inc. accounted for revenue of approximately $200 million, $210 million, and $340 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $8.0 million and $8.3 million at March 31, 2013 and 2012, respectively. At March 31, 2013 and 2012, net accounts receivable by reportable operating segment were as follows:

	March 31,
	2013	2012
Flue-cured and burley leaf tobacco operations:
North America	$56,256	$44,802
Other regions	297,615	310,489
Subtotal	353,871	355,291
Other tobacco operations	47,876	35,499
Consolidated accounts receivable, net	$401,747	$390,790

Sale of Property in Brazil

During fiscal year 2012, the Company sold land and buildings in Brazil that were formerly used for processing, storage, and office activities in exchange for $9.4 million in cash and two warehouses having an aggregate fair value of approximately $11.2 million. The transaction resulted in a gain of $11.1 million, which is reported in other income in the consolidated statement of income. In the consolidated statement of cash flows, the cash proceeds received in the transaction are included in proceeds from the sale of property, plant, and equipment in cash flows from investing activities. The fair value of the warehouses received was excluded from the statement of cash flows since it was non-cash consideration.

Fire Loss Insurance Settlement

In the early part of fiscal year 2012, an operating subsidiary of the Company in Europe completed settlement of an insurance claim related to a fire in 2010 that destroyed a portion of its facility and temporarily suspended factory operations. The Company and its subsidiary maintained general liability, business interruption, and replacement cost property insurance coverage on the facility. As part of the final settlement, the subsidiary received approximately $9.9 million of insurance proceeds to cover the cost of reconstructing the damaged portion of the facility and replacing equipment that was destroyed in the fire. A gain of approximately $9.6 million was recorded on the involuntary conversion of those assets and is reported in other income in the consolidated statement of income. In addition, the subsidiary received insurance proceeds totaling approximately $6.9 million for business interruption related to the fire. Approximately $4.8 million of the business interruption recovery was recognized in earnings in fiscal year 2011, and the remaining $2.1 million was recognized in fiscal year 2012. In the consolidated statement of cash flows, the insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities. All other insurance proceeds received during fiscal year 2011 or with the final claim settlement in fiscal year 2012 have been reported in cash flows from operating activities. Reconstruction of the facility was completed and the factory returned to full operations during the first quarter of fiscal year 2012.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assignment of Farmer Contracts and Sale of Related Assets in Brazil

During fiscal year 2011, Universal’s operating subsidiary in Brazil completed the assignment of tobacco production contracts with approximately 8,100 farmers to Philip Morris Brasil Industria e Comercio (“PMB”), a subsidiary of Philip Morris International (“PMI”). As part of the transaction, PMB acquired various related assets, including seasonal crop advances outstanding from the farmers. PMB also assumed the Company’s obligations under guarantees of bank loans to the farmers for crop financing. Subsequently, the Company also entered into an agreement to process tobaccos bought directly by PMB from farmers beginning with the 2011 crop year. In addition, the Company continues to sell processed leaf from Brazil to PMI and its subsidiaries. The Company received total cash proceeds of approximately $34.9 million from the assignment of farmer contracts and sale of related assets in fiscal year 2011 and recorded a gain of approximately $19.4 million, which was reported in other income in the consolidated statement of income. The determination of the gain included approximately $5.8 million of goodwill associated with the activities conveyed.

Statutory Severance and Pension Obligations in Malawi

In fiscal year 2008, the Company’s operating subsidiary in Malawi recorded a charge to accrue statutory severance obligations based on court rulings that found the severance benefits payable to employees upon retirement, death, involuntary termination, or termination by mutual agreement under the Malawi Employment Act of 2000, even in cases where employees are covered by a company-sponsored pension benefit. Because the effect of the court rulings was to entitle some employees to both private pension benefits and statutory severance benefits in cases of normal retirement, some of the rulings were appealed to higher courts. During the first quarter of fiscal year 2012, new Employment and Pension legislation was enacted into law in Malawi. The new legislation changed prior law related to statutory severance benefits by eliminating the requirement to pay those benefits to employees in cases of normal retirement. At the same time, the legislation created a new requirement to provide pension benefits to employees who meet specified service criteria. The pension benefit to which employees are entitled under the new law is generally equivalent to the accumulated statutory severance benefit under the old law, but it considers any pension or gratuity benefits previously or currently provided to employees under a company’s private pension programs. The Company’s operating subsidiary in Malawi has historically provided pension and gratuity payments to specified employee groups that reduce or offset the pension obligations provided under the new law. The Malawi subsidiary accounted for the enactment of the new legislation in its financial statements during the first quarter of fiscal year 2012 by reversing approximately $4 million of the statutory severance liability no longer required under the new law.

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

The principal approach used by management to evaluate the Company’s performance is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Oriental tobacco operations consist principally of a 49% interest in an affiliate, and the performance of those operations is evaluated based on the Company’s equity in the pretax earnings of that affiliate. Under this structure, the Company has the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers. The Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and the Oriental business supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services provides laboratory services, including physical and chemical product testing and smoke testing for customers.

The five regional operating segments serving the Company’s cigarette manufacturer customer base share similar characteristics in the nature of their products and services, production processes, class of customer, product distribution methods, and regulatory environment. Based on the applicable accounting guidance, four of the regions – South America, Africa, Europe, and Asia – are aggregated into a single reporting segment, “Other Regions”, because they also have similar economic characteristics. North America is reported as an individual operating segment because its economic characteristics differ from the other regions, generally because its operations require lower working capital investments for crop financing and inventory. The Dark Air-Cured, Oriental and Special Services segments, which have dissimilar characteristics in some of the categories mentioned above, are reported together as “Other Tobacco Operations” because each is below the measurement threshold for separate reporting.

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of or for the fiscal years ended March 31, 2013, 2012, and 2011, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2013	2012	2011	2013	2012	2011
Flue-cured and burley leaf tobacco operations:
North America	$334,676	$314,248	$340,366	$19,740	$30,037	$59,278
Other Regions (1)	1,871,880	1,893,388	1,944,410	192,556	180,670	169,989
Subtotal	2,206,556	2,207,636	2,284,776	212,296	210,707	229,267
Other Tobacco Operations (2)	255,143	239,241	286,751	20,461	12,841	28,658
Segment total	2,461,699	2,446,877	2,571,527	232,757	223,548	257,925
Deduct:
Equity in pretax earnings of unconsolidated affiliates (3)				(5,635)	(3,195)	(8,634)
Restructuring and impairment costs (4)				(4,113)	(11,661)	(21,504)
(Charge for) reversal of European Commission fines (4)				—	(49,091)	7,445
Add:
Other income (4)				—	20,703	19,368
Consolidated total	$2,461,699	$2,446,877	$2,571,527	$223,009	$180,304	$254,600

	Segment Assets			Goodwill
	March 31,			March 31,
	2013	2012	2011	2013	2012	2011
Flue-cured and burley leaf tobacco operations:
North America	$295,785	$256,546	$289,950	$—	$—	$—
Other Regions (1)	1,682,581	1,712,970	1,612,558	96,667	96,564	96,543
Subtotal	1,978,366	1,969,516	1,902,508	96,667	96,564	96,543
Other Tobacco Operations (2)	327,789	297,403	325,359	1,713	1,713	1,713
Segment and consolidated totals	$2,306,155	$2,266,919	$2,227,867	$98,380	$98,277	$98,256

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2013	2012	2011	2013	2012	2011
Flue-cured and burley leaf tobacco operations:
North America	$11,017	$10,201	$11,866	$2,459	$438	$3,080
Other Regions (1)	30,118	29,475	28,541	24,886	32,059	34,324
Subtotal	41,135	39,676	40,407	27,345	32,497	37,404
Other Tobacco Operations (2)	3,981	4,190	4,865	3,438	5,677	1,725
Segment and consolidated totals	$45,116	$43,866	$45,272	$30,783	$38,174	$39,129

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Oriental and Special Services, as well as inter-company eliminations. Oriental does not contribute significantly to the reported amounts for sales and other operating revenues, goodwill, depreciation and amortization, or capital expenditures because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $91.8 million, $89.7 million, and $110.8 million, at March 31, 2013, 2012, and 2011, respectively.

(3)	Item is included in segment operating income, but is not included in consolidated operating income.

(4)	Item is not included in segment operating income, but is included in consolidated operating income.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data as of, or for, the fiscal years ended March 31, 2013, 2012, and 2011, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2013	2012	2011
United States	$324,285	$315,610	$340,313
Belgium	203,539	210,425	345,774
China	229,112	210,436	168,309
Germany	128,144	210,791	267,087
All other countries	1,576,619	1,499,615	1,450,044
Consolidated total	$2,461,699	$2,446,877	$2,571,527

	Long-Lived Assets
	Fiscal Year Ended March 31,
	2013	2012	2011
United States	$67,085	$75,330	$88,910
Brazil	137,133	139,484	141,535
Mozambique	48,016	50,475	53,854
All other countries	134,282	137,169	131,950
Consolidated total	$386,516	$402,458	$416,249

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.   UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal years ended March 31, 2013 and 2012, is provided in the table below. Due to the seasonal nature of the Company's business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2013
Sales and other operating revenues	$461,391	$675,187	$680,029	$645,092
Gross profit	92,030	138,049	125,441	106,897
Net income	25,233	49,286	39,715	26,685
Net income attributable to Universal Corporation	23,125	47,981	35,542	26,102
Earnings available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	19,413	44,268	31,830	22,389
Earnings per share attributable to Universal Corporation common shareholders:
Basic	0.83	1.89	1.36	0.96
Diluted	0.81	1.68	1.25	0.92
Cash dividends declared per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.49	0.49	0.50	0.50
Market price range of common stock:
High	47.40	51.10	52.25	58.36
Low	44.08	44.03	45.62	51.29

Fiscal Year Ended March 31, 2012
Sales and other operating revenues	$479,465	$641,026	$672,420	$653,966
Gross profit	94,358	119,426	147,105	111,103
Net income (loss)	17,322	(7,997)	61,602	29,892
Net income (loss) attributable to Universal Corporation	15,888	(8,039)	58,453	25,755
Earnings (loss) available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	12,176	(11,752)	54,741	22,042
Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	0.52	(0.51)	2.36	0.95
Diluted	0.52	(0.51)	2.06	0.91
Cash dividends declared per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Cash dividends declared per share of common stock	0.48	0.48	0.49	0.49
Market price range of common stock:
High	45.72	41.48	47.38	48.60
Low	36.94	35.11	35.78	44.88

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results were as follows:

•
Second Quarter 2013 – restructuring costs of approximately $3.7 million primarily related to workforce reductions in the Company’s operations in Africa. The restructuring costs reduced net income attributable to Universal Corporation by $1.5 million and diluted earnings per share by $0.05.

•
First Quarter 2012 – restructuring costs of 6.9 million that included approximately 3.8 million for employee termination benefits, primarily related to the Company’s U.S. operations, and 3.1 million of costs incurred to exit a supplier arrangement in Europe in response to market changes. The restructuring costs reduced net income attributable to Universal Corporation by $4.4 million and diluted earnings per share by $0.19. The Company also recorded a $9.6 million gain on insurance settlement proceeds to replace factory and equipment lost in a fire at a plant in Europe. The gain on insurance settlement proceeds increased net income attributable to Universal Corporation by $6.2 million and diluted earnings per share by $0.27.

•
Second Quarter 2012 – restructuring costs of 3.0 million primarily related to voluntary and involuntary terminations in the Company’s operations in the U.S. and South America that reduced net income attributable to Universal Corporation by $1.9 million and diluted earnings per share by $0.08. In addition, the Company recorded a charge of 49.1 million to accrue a fine and accumulated interest imposed jointly on the Company and Deltafina, S.p.A. (“Deltafina”), its Italian subsidiary, by the European Commission related to tobacco buying practices in Italy. The charge reflected a September 2011 appeals court decision rejecting Deltafina’s application to reinstate its immunity in the case. The charge reduced net income attributable to Universal Corporation by $46.2 million and diluted earnings per share by $1.85. Deltafina has appealed the September 2011 appeals court decision to the next court level.

•
Third Quarter 2012 – a gain of $11.1 million on the sale of land and buildings in Brazil that were most recently used for storage activities. The gain increased net income attributable to Universal Corporation by $7.2 million and diluted earnings per share by $0.25.

•
Fourth Quarter 2012 – restructuring costs of approximately 1.4 million primarily related to voluntary and involuntary separations in various locations. The restructuring costs reduced net income attributable to Universal Corporation by $0.9 million and diluted earnings per share by $0.03.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 24, 2013

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Universal Corporation

We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013 and our report dated May 24, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 24, 2013

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

For the three years ended March 31, 2013, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.

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

As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2013. Their report on this audit appears on page 88 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2013 Proxy Statement.

The following are executive officers of the Company as of May 24, 2013:

Name and Age	Position	Business Experience During Past Five Years
G. C. Freeman, III (50)	Chairman, President and Chief Executive Officer
Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.

W. K. Brewer (54)	Executive Vice President and Chief Operating Officer
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

D. C. Moore (57)	Senior Vice President and Chief Financial Officer
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

T. G. Broome (59)	Executive Vice President and Sales Director, Universal Leaf Tobacco Company, Inc.
Mr. Broome was elected Executive Vice President and Sales Director, Universal Leaf, in October 2012. From April 2011 through October 2012, Mr. Broome served as Executive Vice President. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.

P. D. Wigner (44)	Vice President, General Counsel and Secretary
Mr. Wigner was elected Vice President in August 2007, and General Counsel and Secretary in November 2005 and also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.

J. A. Huffman (51)	Senior Vice President, Information and Planning, Universal Leaf Tobacco Company, Inc.
Mr. Huffman was elected Senior Vice President, Information and Planning, Universal Leaf, in August 2007. From September 2003 to August 2007, Mr. Huffman served as Senior Vice President. From September 2002 to September 2003, Mr. Huffman served as Vice President and Controller. He has been employed with the Company since 1996.

C. C. Formacek (53)	Vice President and Treasurer
Ms. Formacek was elected Vice President and Treasurer effective April 2012. Ms. Formacek served as Treasurer of Universal Leaf from April 2011 through March 2012. She joined the Company in September 2009 and served as Assistant Treasurer of Universal Leaf from that time through March 2011. Ms. Formacek formerly served as Treasurer of Chesapeake Corporation from January 2005 through July 2009.

R. M. Peebles (55)	Vice President and Controller	Mr. Peebles was elected Vice President and Controller in April 2011. Mr. Peebles joined the Company in September 2003 and served as Controller from that time through March 2011.

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

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2013 Proxy Statement and such information is incorporated by reference herein.

Item 11.   Executive Compensation

Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2013 Proxy Statement, which information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Refer to the caption “Equity Compensation Information” in the Company’s 2013 Proxy Statement, which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Refer to the caption “Certain Transactions” in the Company’s 2013 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2013 Proxy Statement and such information is incorporated by reference herein.

Item 14.   Principal Accounting Fees and Services

Refer to the captions “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2013 Proxy Statement, which information is incorporated herein by reference.

PART IV

 Item 15.   Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report:

1.	Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2013, 2012, and 2011
Consolidated Balance Sheets at March 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2013, 2012, and 2011
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2013, 2012, and 2011
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

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2013, 2012, and 2011

Description	Balance at Beginning of Period	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Period
(in thousands of dollars)

Fiscal Year Ended March 31, 2011:
Allowance for doubtful accounts (deducted from accounts receivable)	$6,857	$(681)	$—	$(573)	$5,603

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	56,243	18,666	—	29	74,938

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	17,593	3,785	—	748	22,126

Fiscal Year Ended March 31, 2012:
Allowance for doubtful accounts (deducted from accounts receivable)	$5,603	$4,244	$—	$(1,540)	$8,307

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	74,938	11,929	—	(12,485)	74,382

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	22,126	2,564	—	29	24,719

Fiscal Year Ended March 31, 2013:
Allowance for doubtful accounts (deducted from accounts receivable)	$8,307	$1,788	$—	$(2,127)	$7,968

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	74,382	1,623	—	(21,612)	54,393

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	24,719	4,005	—	(2,680)	26,044

(1)	Includes direct write-offs of assets and currency remeasurement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION
May 24, 2013
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 24, 2013
George C. Freeman, III	(Principal Executive Officer)

/s/ DAVID C. MOORE	Senior Vice President and Chief Financial Officer	May 24, 2013
David C. Moore	(Principal Financial Officer)

/s/ ROBERT M. PEEBLES	Vice President and Controller	May 24, 2013
Robert M. Peebles	(Principal Accounting Officer)

/s/ JOHN B. ADAMS, JR.	Director	May 24, 2013
John B. Adams, Jr.

/s/ DIANA F. CANTOR	Director	May 24, 2013
Diana F. Cantor

/s/ CHESTER A. CROCKER	Director	May 24, 2013
Chester A. Crocker

/s/ CHARLES H. FOSTER, JR.	Director	May 24, 2013
Charles H. Foster, Jr.

/s/ THOMAS H. JOHNSON	Director	May 24, 2013
Thomas H. Johnson

/s/ EDDIE N. MOORE, JR.	Director	May 24, 2013
Eddie N. Moore, Jr.

/s/ JEREMIAH J. SHEEHAN	Director	May 24, 2013
Jeremiah J. Sheehan

/s/ ROBERT C. SLEDD	Director	May 24, 2013
Robert C. Sledd

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

10.2	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 001-00652).

10.3	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8, dated February 8, 1991, File No. 001-00652).

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

10.6
Universal Corporation 1994 Amended and Restated Stock Option Plan for Non-Employee Directors dated October 27, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-00652).

10.7	Form of 2005 Non-Qualified Stock Option Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 9, 2005, File No. 001-00652).

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

10.10
Revised Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 9, 2010, File No. 001-00652).

10.11	Form Change of Control Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 001-00652).

10.12	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 001-00652).

10.13
Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 001-00652).

10.14
Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, file no. 001-00652).

10.15	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 001-00652).

10.16	Form of Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 001-00652).

10.17	Form Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.18	Form Restricted Stock Unit Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.19	Form Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.20
Form of Amended Employee Grantor Trust Enrollment Agreement dated December 29, 2006, between Universal Leaf Tobacco Company, Incorporated and named executive officers (Allen B. King, George C. Freeman, III, and Hartwell H. Roper) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed January 5, 2007, File No. 001-00652).

10.21
Universal Corporation 2007 Amended and Restated Stock Incentive Plan effective August 7, 2012 (incorporated herein by reference to Exhibit A to the Registrant’s definitive proxy statement filed June 28, 2012, File No. 001-00652).

10.22	Universal Corporation Executive Officer Annual Incentive Plan, as amended (incorporated herein by reference to the Registrant's definitive proxy statement filed June 25, 2009, File No. 001-00652).

10.23
Form of Universal Corporation 2010 Restricted Stock Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.24
Form of Universal Corporation Stock Appreciation Rights Agreement for executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.25	Form of Universal Corporation Performance Share Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.26
Universal Leaf Tobacco Company, Incorporated Deferred Income Plan III, amended and restated as of December 31, 2008 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.27
Universal Corporation Outside Directors' Deferred Income Plan III, amended and restated as of December 31, 2008, and amended as of February 1, 2010 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2010, File No. 001-00652).

10.28
Form of Universal Corporation 2011 Restricted Stock Units Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2011, File No. 001-00652).

10.29
Form of Universal Corporation Stock Appreciation Rights Agreement for executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2011, File No. 001-00652).

10.30	Form of Universal Corporation Performance Share Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2011, File No. 001-00652).

10.31
Plea Agreement between Universal Leaf Tobacos Ltda., Universal Corporation and the United States Department of Justice (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 6, 2010, File No. 001-00652).

10.32
Non-Prosecution Agreement between Universal Corporation and the United States Department of Justice (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 6, 2010, File No. 001-00652).

10.33
Consent of Defendant Universal Corporation and Final Judgment as to Defendant Universal Corporation (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed August 6, 2010, File No. 001-00652).

10.34
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

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended March 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for each of the three years ended March 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended March 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheets at March 31, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for each of the three years ended March 31, 2013, 2012 and 2011, (v) the Consolidated Statement of Shareholders’ Equity for each of the three years ended March 31, 2013, 2012 and 2011, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) Schedule II - Valuation and Qualifying Accounts, tagged as blocks of text.

_________
*    Filed herewith.