Form 10-Q
period 2013-06-30
UNIVERSAL CORP /VA/
filed 2013-08-06
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2013, the total number of shares of common stock outstanding was 23,192,039.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share data)

	Three Months Ended June 30,
	2013	2012
	(Unaudited)
Sales and other operating revenues	$433,528	$461,391
Costs and expenses
Cost of goods sold	362,060	369,361
Selling, general and administrative expenses	66,619	49,203
Other income	(81,619)	—
Operating income	86,468	42,827
Equity in pretax earnings of unconsolidated affiliates	1,529	1,369
Interest income	261	157
Interest expense	5,306	6,170
Income before income taxes and other items	82,952	38,183
Income taxes	29,039	12,950
Net income	53,913	25,233
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	4,396	(2,108)
Net income attributable to Universal Corporation	58,309	23,125
Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)
Earnings available to Universal Corporation common shareholders	$54,597	$19,413

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$2.34	$0.83
Diluted	$2.05	$0.81

Weighted average common shares outstanding:
Basic	23,317	23,297
Diluted	28,465	28,391

Total comprehensive income, net of income taxes	$55,417	$15,454
Less: comprehensive (income) loss attributable to noncontrolling interests, net of income taxes	4,722	(2,197)
Comprehensive income attributable to Universal Corporation, net of income taxes	$60,139	$13,257

Dividends declared per common share	$0.50	$0.49

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$124,469	$207,393	$367,864
Accounts receivable, net	259,613	292,633	401,747
Advances to suppliers, net	64,721	78,260	132,100
Accounts receivable—unconsolidated affiliates	62,040	59,858	555
Inventories—at lower of cost or market:
Tobacco	1,078,040	962,347	623,377
Other	63,425	61,162	57,745
Prepaid income taxes	18,649	17,921	6,245
Deferred income taxes	37,494	51,967	32,127
Other current assets	126,202	65,610	124,213
Total current assets	1,834,653	1,797,151	1,745,973

Property, plant and equipment
Land	17,187	17,059	17,125
Buildings	235,506	228,191	234,694
Machinery and equipment	553,752	539,310	545,478
	806,445	784,560	797,297
Less accumulated depreciation	(519,103)	(486,925)	(509,829)
	287,342	297,635	287,468
Other assets
Goodwill and other intangibles	99,738	99,211	99,048
Investments in unconsolidated affiliates	96,992	89,189	94,405
Deferred income taxes	29,482	21,219	23,783
Other noncurrent assets	88,443	50,097	55,478
	314,655	259,716	272,714

Total assets	$2,436,650	$2,354,502	$2,306,155

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$133,109	$149,855	$105,318
Accounts payable and accrued expenses	275,677	207,526	225,648
Accounts payable—unconsolidated affiliates	21	54	4,739
Customer advances and deposits	64,071	69,371	24,914
Accrued compensation	29,627	29,843	36,694
Income taxes payable	18,965	17,459	14,034
Current portion of long-term obligations	212,500	17,500	211,250
Total current liabilities	733,970	491,608	622,597

Long-term obligations	177,500	390,000	181,250
Pensions and other postretirement benefits	132,331	140,820	135,629
Other long-term liabilities	36,261	85,454	36,838
Deferred income taxes	42,083	40,200	42,184
Total liabilities	1,122,145	1,148,082	1,018,498

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,999 shares issued and outstanding (219,999 at June 30, 2012 and March 31, 2013)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,192,039 shares issued and outstanding (23,356,713 at June 30, 2012, and 23,343,973 at March 31, 2013)	201,557	196,410	202,579
Retained earnings	949,271	862,480	918,509
Accumulated other comprehensive loss	(73,710)	(90,229)	(75,540)
Total Universal Corporation shareholders' equity	1,290,141	1,181,684	1,258,571
Noncontrolling interests in subsidiaries	24,364	24,736	29,086
Total shareholders' equity	1,314,505	1,206,420	1,287,657

Total liabilities and shareholders' equity	$2,436,650	$2,354,502	$2,306,155

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,913	$25,233
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	10,587	10,803
Amortization	415	434
Provision for losses on advances and guaranteed loans to suppliers	2,946	1,459
Foreign currency remeasurement loss (gain), net	2,534	(8,790)
Equity in net loss (income) of unconsolidated affiliates, net of dividends	(1,014)	(1,237)
Gain on favorable outcome of excise tax case in Brazil	(81,619)	—
Other, net	(11,717)	(2,258)
Changes in operating assets and liabilities, net	(209,035)	(83,580)
Net cash used by operating activities	(232,990)	(57,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,368)	(8,726)
Proceeds from sale of property, plant and equipment	145	1,965
Net cash used by investing activities	(10,223)	(6,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	31,739	26,958
Repayment of long-term obligations	(2,500)	(1,250)
Issuance of common stock	457	—
Repurchase of common stock	(14,145)	—
Dividends paid on convertible perpetual preferred stock	(3,712)	(3,712)
Dividends paid on common stock	(11,676)	(11,396)
Net cash provided by financing activities	163	10,600

Effect of exchange rate changes on cash	(345)	(209)
Net decrease in cash and cash equivalents	(243,395)	(54,306)
Cash and cash equivalents at beginning of year	367,864	261,699
Cash and cash equivalents at end of period	$124,469	$207,393

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is the leading global leaf tobacco merchant and processor. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2013, Universal adopted Financial Accounting Standards Board Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance required companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. Since the new guidance requires additional disclosures only, it did not have any impact on the Company's results of operations, cash flows, or financial position.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. More recently, similar arrangements were established in Malawi in connection with a shift from auction market sourcing to direct procurement in that country. At June 30, 2013, the Company’s total exposure under guarantees issued by its operating subsidiaries for banking facilities of farmers in Brazil and Malawi was not significant because the amount recorded for the fair value of the guarantees approximated the face value of the guarantees ($4 million including unpaid accrued interest). All of the outstanding guarantees expire within one year. The subsidiaries withhold payments due to the farmers on delivery of tobacco and forward those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiaries to cover their obligations to the third-party banks could result in a liability for the subsidiaries under the related guarantees; however, in that case, the subsidiaries would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiaries could be required to make at June 30, 2013, was the face amount, $4 million including unpaid accrued interest ($5 million at June 30, 2012, and $20 million at March 31, 2013). The fair value of the guarantees was a liability of approximately $4 million at June 30, 2013 ($2 million at June 30, 2012, and $4 million at March 31, 2013). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $3 million at June 30, 2013.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court of the European Union ("General Court"). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process, and the Company has collateralized that guarantee with a bank deposit totaling $50 million at June 30, 2013. At June 30, 2013, the accrued liability for the fine and interest was reported in other current liabilities, and the deposit was recorded in other current assets. The Company expects the appeal to be decided during fiscal year 2014. Any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

Other Legal and Tax Matters

In addition to the above-mentioned matter, various subsidiaries of the Company are involved in other litigation and tax examinations incidental to their business activities.  While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the matters and does not currently expect that any of them will have a material adverse effect on the Company’s business or financial position.  However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

Favorable Outcome of IPI Tax Credit Case in Brazil

During the quarter ended June 30, 2013, a longstanding lawsuit related to IPI tax credits filed by the Company's operating subsidiary in Brazil was concluded in the subsidiary's favor with a decision by the Brazilian Superior Court of Justice on the final appeal filed by the Brazilian federal government. Although additional appeals by the government were expected in the case, the time period to file those appeals expired before the end of the quarter, and the decision and overall outcome of the case have been confirmed.

IPI tax credits were established under Brazilian tax laws to allow recovery of a portion of the excise taxes paid on manufactured products when those products are sold in export markets. In prior years, the subsidiary paid excise taxes on the component cost of unprocessed tobacco purchased from growers, as well as the cost of electricity, packing materials, and other inputs used in its manufacturing process. Under the law, the subsidiary believed it was entitled to use IPI tax credits to recover excise taxes on the processed tobacco it exported. However, specific regulations issued by the Brazilian tax authorities did not permit the subsidiary to claim those credits. The suit filed by the subsidiary challenged the denial of the tax credits based on the law. Several decisions in lower courts were decided in the subsidiary's favor for a portion of the tax credits claimed in the suit, but those decisions were appealed on various grounds by both the government and the subsidiary. The expiration of the latest appeal period ended the matter in the courts.

The final court decision entitles the subsidiary to approximately $104 million of IPI tax credits (based on the exchange rate at June 30, 2013), which it expects to use to offset future payments of other Brazilian federal taxes for a period of up to five years. This amount includes the tax credits generated over the period granted by the courts, as well as interest calculated from the date those credits should have been available to the subsidiary. As noted, the ability to use the tax credits to offset other Brazilian federal tax payments expires in five years, and utilization of the credits is also subject to audit by the tax authorities. Based on current estimates of the tax credits that are probable of being realized, the subsidiary has recorded an allowance, reducing the net book value of the credits to approximately $90 million. After deducting related legal fees and Brazilian social contribution taxes assessed on the interest portion of the total IPI tax credits received, the subsidiary recorded a net gain of $81.6 million ($53.1 million after tax, or $1.98 per diluted share) during the quarter ended June 30, 2013, as a result of the favorable outcome of the case. The gain is reported in Other Income in the consolidated statement of income. Management of the Company and the subsidiary will regularly review the estimates and assumptions used in determining the total amount of the tax credits likely to be realized and, accordingly, it is reasonably possible that the valuation allowance could be adjusted in future reporting periods.

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $123 million at June 30, 2013, $155 million at June 30, 2012, and $199 million at March 31, 2013. The related valuation allowances totaled $51 million at June 30, 2013, $67 million at June 30, 2012, and $54 million at March 31, 2013, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $3 million and $1 million in the three-month periods ended June 30, 2013 and 2012, respectively. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Accrual of interest is discontinued when an advance is not expected to be fully collected.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2013, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $73 million ($77 million at June 30, 2012, and $73 million at March 31, 2013), and the related valuation allowances totaled approximately $26 million ($25 million at June 30, 2012, and $26 million at March 31, 2013). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $21 million based on the exchange rate for the Brazilian currency at June 30, 2013. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary took steps to contest the full amount of the assessment. As of June 30, 2013, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $15 million (at the June 30, 2013 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $15 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2013.

NOTE 4.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except per share data)	2013	2012

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$58,309	$23,125
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	54,597	19,413

Denominator for basic earnings per share
Weighted average shares outstanding	23,317	23,297

Basic earnings per share	$2.34	$0.83

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$54,597	$19,413
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	3,712
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	58,309	23,125

Denominator for diluted earnings per share
Weighted average shares outstanding	23,317	23,297
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,812	4,788
Employee share-based awards	336	306
Denominator for diluted earnings per share	28,465	28,391

Diluted earnings per share	$2.05	$0.81

For the three months ended June 30, 2013 and 2012, the Company had the following potentially dilutive securities (stock appreciation rights and/or stock options) outstanding that were not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Three Months Ended June 30,
	2013	2012

Potentially dilutive securities (shares in thousands)	169	400
Weighted-average exercise price	$62.66	$55.37

NOTE 5.   INCOME TAXES

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

The consolidated effective income tax rate on pretax earnings was approximately 35% for the quarter ended June 30, 2013, and approximately 34% for the quarter ended June 30, 2012. The rates for both quarters approximated the 35% U.S. federal statutory rate, and the effects of items that cause the effective tax rate to differ from the statutory rate were not significant.

NOTE 6.   DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk is managed by entering into interest rate swap agreements, and foreign currency exchange rate risk is managed by entering into forward foreign currency exchange contracts. However, the Company’s policy also permits other types of derivative instruments. In addition, foreign currency exchange rate risk is also managed through strategies that do not involve derivative instruments, such as using local borrowings and other approaches to minimize net monetary positions in non-functional currencies. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and the consolidated balance sheets. In the consolidated statements of cash flows, the cash flows associated with all of these activities are reported in net cash provided by operating activities.

Hedging Strategy for Interest Rate Risk

The Company has receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its outstanding amortizing bank term loan. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The aggregate notional amount of the interest rate swaps is being reduced over a five-year period as payments are made on the loan. At June 30, 2013, the total notional amount of the swaps was approximately $90 million, which corresponded with the outstanding balance of the loan.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil.

The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first three months of fiscal years 2014 and 2013, was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2013	2012

Tobacco purchases	$82.8	$64.3
Processing costs	18.5	13.7
Total	$101.3	$78.0

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

For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at June 30, 2013, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2014. At June 30, 2013, hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period. Purchases of the 2013 crop are expected to be completed by August 2013, and all forward contracts to hedge those purchases will mature and be settled by that time.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company may enter into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. The Company does not designate these contracts as hedges for accounting purposes. Gains and losses on forward contracts would be recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occurred, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. No forward contracts were entered for this purpose in fiscal year 2013, or through the first three months of fiscal year 2014. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(in thousands of dollars)	2013	2012

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$310	$(889)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(227)	$(229)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(3,332)	$(7,929)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(75)	$(587)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(1,768)	$(1,417)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(1,423)	$(2,269)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $4.1 million remained in accumulated other comprehensive loss at June 30, 2013. That balance reflects net losses on open and settled contracts related to the 2013 crop, less the amount reclassified to earnings related to tobacco sold through June 30, 2013. The majority of the balance in the accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2014, as the remaining 2013 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2013 and 2012, and March 31, 2013:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2013	June 30, 2012	March 31, 2013		June 30, 2013	June 30, 2012	March 31, 2013

Derivatives Designated as Hedging Instruments
Interest rate swap agreements designated as cash flow hedges	Other non-current assets	$—	$—	$—	Other long-term liabilities	$1,142	$1,779	$1,679

Forward foreign currency exchange contracts	Other current assets	—	111	—	Accounts payable and accrued expenses	3,212	1,112	810
Total		$—	$111	$—		$4,354	$2,891	$2,489

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$2	$243	$—	Accounts payable and accrued expenses	$1,582	$1,124	$331
Total		$2	$243	$—		$1,582	$1,124	$331

Substantially all of the Company's forward foreign exchange contracts are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.

NOTE 7.   FAIR VALUE MEASUREMENTS

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

At June 30, 2013, June 30, 2012 and March 31, 2013, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	June 30, 2013
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,526	$—	$1,526
Trading securities associated with deferred compensation plans	18,423	—	—	18,423
Forward foreign currency exchange contracts	—	2	—	2
Total financial assets measured and reported at fair value	$18,423	$1,528	$—	$19,951

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$3,800	$3,800
Interest rate swap agreements	—	1,142	—	1,142
Forward foreign currency exchange contracts	—	4,794	—	4,794
Total financial liabilities measured and reported at fair value	$—	$5,936	$3,800	$9,736

	June 30, 2012
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,524	$—	$1,524
Trading securities associated with deferred compensation plans	18,437	—	—	18,437
Forward foreign currency exchange contracts	—	354	—	354
Total financial assets measured and reported at fair value	$18,437	$1,878	$—	$20,315

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,994	$1,994
Interest rate swap agreements	—	1,779	—	1,779
Forward foreign currency exchange contracts	—	2,236	—	2,236
Total financial liabilities measured and reported at fair value	$—	$4,015	$1,994	$6,009

	March 31, 2013
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$174,551	$—	$174,551
Trading securities associated with deferred compensation plans	19,168	—	—	19,168
Forward foreign currency exchange contracts	—	—	—	—
Total financial assets measured and reported at fair value	$19,168	$174,551	$—	$193,719

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$4,235	$4,235
Interest rate swap agreements	—	1,679	—	1,679
Forward foreign currency exchange contracts	—	1,141	—	1,141
Total financial liabilities measured and reported at fair value	$—	$2,820	$4,235	$7,055

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2013 and 2012 is provided below.

	Three Months Ended June 30,
(in thousands of dollars)	2013	2012

Balance at beginning of year	$4,235	$5,932
Transfer to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(2,284)	(4,075)
Provision for loss or transfer from allowance for loss on direct loans to farmers (addition of current crop year loans)	1,927	291
Change in discount rate and estimated collection period	24	32
Currency remeasurement	(102)	(186)
Balance at end of period	$3,800	$1,994

Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $400 million at June 30, 2013, $427 million at June 30, 2012, and $404 million at March 31, 2013. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

NOTE 8.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors several defined benefit pension plans covering U.S. salaried employees and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company also sponsors defined benefits plans that provide postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels.

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2013	2012	2013	2012

Service cost	$1,195	$1,224	$138	$148
Interest cost	2,857	3,166	532	576
Expected return on plan assets	(3,542)	(3,497)	(30)	(31)
Net amortization and deferral	2,447	2,518	(17)	52
Net periodic benefit cost	$2,957	$3,411	$623	$745

During the three months ended June 30, 2013, the Company made contributions of approximately $4.4 million to its pension plans. Additional contributions of approximately $8.5 million are expected during the remaining nine months of fiscal year 2014, including $7.6 million to the Company's ERISA-regulated U.S. plan and $0.9 million to its non-ERISA regulated and other plans.

NOTE 9.   STOCK-BASED COMPENSATION

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

During the three-month periods ended June 30, 2013 and 2012, Universal issued the following stock-based awards, representing the regular annual grants to officers of the Company:

	Three Months Ended June 30,
	2013	2012

RSUs:
Number granted	52,400	63,550
Grant date fair value	$59.72	$44.18

PSAs:
Number granted	52,400	60,850
Grant date fair value	$53.56	$38.14

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any grants of SARs.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the three-month periods ended June 30, 2013 and 2012, the Company recorded total stock-based compensation expense of approximately $2.8 million and $2.1 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3.3 million during the remaining nine months of fiscal year 2014.

NOTE 10. OPERATING SEGMENTS

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2013	2012

SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$64,151	$60,486
Other regions (1)	296,260	337,533
Subtotal	360,411	398,019
Other tobacco operations (2)	73,117	63,372
Consolidated sales and other operating revenues	$433,528	$461,391

OPERATING INCOME
Flue-cured and burley leaf tobacco operations:
North America	$2,355	$978
Other regions (1)	(5,184)	34,841
Subtotal	(2,829)	35,819
Other tobacco operations (2)	9,207	8,377
Segment operating income	6,378	44,196
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)	(1,529)	(1,369)
Add: Other income (4)	81,619	—
Consolidated operating income	$86,468	$42,827

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income attributable to the Company for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(in thousands of dollars)	2013	2012
Foreign currency translation:
Balance at beginning of year	$(15,555)	$(11,850)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(805) and $2,810)	1,494	(5,218)
Less: Net loss (gain) on foreign currency translation attributable to noncontrolling interests	326	(89)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,820	(5,307)

Balance at end of period	$(13,735)	$(17,157)

Foreign currency hedge:
Balance at beginning of year	$(855)	$(942)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $976 and $3,389)	(1,811)	(6,293)
Reclassification to earnings (net of tax benefit of $38 and $260) (1)	70	483
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,741)	(5,810)

Balance at end of period	$(2,596)	$(6,752)

Interest rate hedge:
Balance at beginning of year	$(1,091)	$(727)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(109) and $311)	201	(578)
Reclassification to earnings (net of tax benefit of $79 and $80) (2)	148	149
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	349	(429)

Balance at end of period	$(742)	$(1,156)

Pension and other postretirement benefit plan:
Balance at beginning of year	$(58,039)	$(66,842)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $755 and $904) (3)	1,402	1,678
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,402	1,678

Balance at end of period	$(56,637)	$(65,164)

Total accumulated other comprehensive income (loss) at end of period	$(73,710)	$(90,229)

(1) Gain (loss) on foreign currency cash flow hedges is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the related tobacco is sold to customers. See Note 6 for additional information.
(2) Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the debt. See Note 6 for additional information.
(3) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 8 for additional information.

NOTE 12. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,258,571	$29,086	$1,287,657	$1,183,451	$22,539	$1,205,990
Changes in common stock
Issuance of common stock	457	—	457	—	—	—
Repurchase of common stock	(2,049)	—	(2,049)	—	—	—
Accrual of stock-based compensation	2,803	—	2,803	2,136	—	2,136
Withholding of shares from stock-based compensation for grantee income taxes (SARs, RSUs, and PSAs)	(2,372)	—	(2,372)	(2,004)	—	(2,004)
Dividend equivalents on RSUs	139	—	139	143	—	143

Changes in retained earnings
Net income	58,309	(4,396)	53,913	23,125	2,108	25,233
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(3,712)	—	(3,712)	(3,712)	—	(3,712)
Common stock	(11,600)	—	(11,600)	(11,444)	—	(11,444)
Repurchase of common stock	(12,096)	—	(12,096)	—	—	—
Dividend equivalents on RSUs	(139)	—	(139)	(143)	—	(143)

Other comprehensive income (loss)	1,830	(326)	1,504	(9,868)	89	(9,779)
Balance at end of period	$1,290,141	$24,364	$1,314,505	$1,181,684	$24,736	$1,206,420

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; regulation and litigation impacts on our customers; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Liquidity and Capital Resources

Overview

The first fiscal quarter is generally a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs in the quarter ended June 30, 2013, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Larger crops and higher green prices for tobacco in many origins have increased our working capital needs this quarter.
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

Operating Activities
We used $233.0 million in net cash flows to fund our operating activities during the quarter ended June 30, 2013. That amount was $175.1 million higher than the level we required during the same quarter last fiscal year, primarily due to higher working capital needs in the current quarter. Tobacco inventory increased by $454.7 million from March 31, 2013 levels on seasonal leaf purchases to $1.1 billion at June 30, 2013. Tobacco inventory levels were $115.7 million higher than June 30, 2012 levels, principally due to larger crops and higher green leaf prices in most origins. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.
We generally do not purchase material quantities of tobacco on a speculative basis. The majority of our inventories are not considered to be at risk as they are committed for sale to customers. At June 30, 2013, our uncommitted inventories were $79.4 million, or about 7% of total tobacco inventory, compared to $117.0 million, or about 19% of our March 31, 2013 inventory, and $97.1 million, or about 10% of our June 30, 2012 inventory. The percentage of uncommitted inventories at June 30, 2013, is below the bottom of the normal range for our business and reflects leaf sales in fiscal years 2013 and 2012 that depleted uncommitted inventories, as well as limited availability of carryover crops in this year's first fiscal quarter.

Our balance sheet accounts reflected our normal seasonal patterns in the quarter ended June 30, 2013, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances decreased by $243.4 million from March 31, 2013 levels as we used cash to fund seasonal working capital needs. Accounts receivable decreased by $142.1 million compared to March 31, 2013, reflecting collections on prior shipments. Advances to suppliers were $64.7 million at June 30, 2013, a reduction of $67.4 million from March 31, 2013, as crops were delivered in payment of those balances. Conversely, accounts receivable from unconsolidated affiliates were up $61.5 million from March 31, 2013 levels, reflecting seasonal increases. Accounts payable increased by $50.0 million during the quarter on crop deliveries by farmers, and the increase in customer advances and deposits of $39.2 million over March 31, 2013 levels also reflected normal seasonal patterns.
Compared to the same period last fiscal year, cash and cash equivalent balances are down $82.9 million in part due to higher working capital needs. In the quarter ended March 31, 2013, we also cash collateralized our guarantee for the E.U. fine under appeal, which decreased cash and cash equivalent balances and increased other current assets. Accounts payable and accrued expenses increased by $68.2 million mainly due to larger crops this year and the reclassification of the liability for our E.U. fine under appeal from a long-term to a current liability. Accounts receivable decreased by $33.0 million compared to June 30, 2013, reflecting differences in shipment timing.

Investing Activities

During the quarters ended June 30, 2013 and 2012, we invested about $10.4 million and $8.7 million, respectively, in our fixed assets. Depreciation expense was approximately $11.0 million for the same periods. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. We currently have no major capital expenditures approved for the next twelve months. However, from time to time, we identify opportunities that may require significant capital investment.
Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by about $307.8 million to $462.7 million during the three months ended June 30, 2013, primarily due to seasonal working capital requirements. Net debt as a percentage of net capitalization of approximately 26% at June 30, 2013, was flat with June 30, 2012 levels and reflected normal seasonal expansion. It was up from about 11% at March 31, 2013. Net debt was about $43.4 million higher than June 30, 2012 levels, reflecting higher working capital needs. As of June 30, 2013, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. We had $450.0 million available under a committed revolving credit facility that will mature in November 2016, and $124.5 million in cash and cash equivalents. Our short-term debt totaled $133.1 million, and we had $212.5 million of current maturities of long-term debt. In addition, we had about $301.0 million in unused, uncommitted credit lines. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs, current maturities of long-term debt, and currently anticipated capital expenditure requirements over the next twelve months. While our available capital resources exceed these anticipated needs, we may explore issuing additional long-term debt in order to better control liquidity risk.
Our Board of Directors approved our current share repurchase program in November 2011. The program expires in November 2013 and authorizes purchases of up to $100 million of our common stock. Under the authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During the three months ended June 30, 2013, we purchased 238,486 shares of common stock at an aggregate cost of $14.1 million (average price per share of $59.31), based on trading dates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. As of June 30, 2013, our available authorization under the program was $77.2 million and approximately 23.2 million common shares were outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2013, the fair value of our outstanding interest rate swap agreements was a liability of about $1.1 million, and the notional amount swapped was approximately $90 million. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable-rate amortizing term loan. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At June 30, 2013, the fair value of our open contracts was a liability of about $3.2 million. We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a liability of about $1.6 million at June 30, 2013.

Results of Operations

Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the first quarter of fiscal year 2014, which ended on June 30, 2013, was $58.3 million, or $2.05 per diluted share. Those results included a gain of $81.6 million before tax ($53.1 million after tax, or $1.98 per diluted share), which resulted from the favorable outcome of litigation by the Company's operating subsidiary in Brazil related to previous years' excise tax credits. Excluding that non-recurring gain, which is discussed further below, first quarter net income decreased $17.9 million compared to the same period last year, when net income was $23.1 million, or $0.81 per diluted share. As expected, carryover shipments of tobacco were considerably lower in the first quarter of this fiscal year as shipments of the smaller crops grown in fiscal year 2013 were substantially completed by March 31, 2013. Conversely, last year's first quarter results benefited significantly from carryover shipments of large African crops. Segment operating results, which exclude unusual items, declined by $37.8 million, reflecting the reduced carryover shipments of African tobaccos this year and unfavorable currency remeasurement and exchange comparisons in our Other Regions segment. Those results were partially offset by improved performance in our North America and Other Tobacco Operations segments. Revenues for the first quarter of fiscal year 2014 of $433.5 million were down $27.9 million on a combination of the lower volumes at higher average prices.

The $81.6 million gain resulted from the favorable conclusion during the quarter of a longstanding lawsuit challenging the Brazilian government's denial of our rights to claim certain excise tax credits generated in previous years. The outcome of the case entitles us to the previously denied excise tax credits, as well as additional credits for interest from the dates the tax credits should have been available (approximately $104 million at the June 30, 2013 exchange rate). All avenues of appeal by either party have been exhausted, and we are now permitted to utilize the total amount of the credits to offset future federal tax obligations for a period of up to five years. The amount of the gain, which is reported in Other Income, reflects our current estimate of the actual tax credits that are likely to be realized in current and future periods, after deducting attorneys' fees and credits used to satisfy certain federal taxes due immediately on the interest portion of the award.

Flue-cured and Burley Leaf Tobacco Operations

Operating income for our flue-cured and burley tobacco operations, which includes the North America and Other Regions segments, decreased by about $38.6 million, to an operating loss of $2.8 million for the quarter ended June 30, 2013, while revenues for those operations declined by about 9%, to $360.4 million, compared to the same quarter last year. In the Other Regions segment, operating income decreased by $40.0 million to an operating loss of $5.2 million primarily due to the absence of large carryover shipments of African crops which benefited results in the prior year. The lower carryover shipment volumes were partly offset by higher current crop shipments from the larger crops this year. The segment's results were also affected by margin pressures in South America from a rapid escalation of green leaf prices there. Selling, general, and administrative costs were up for the quarter, as net currency remeasurement and exchange losses, mostly in Africa and Asia, compared with gains last year. Revenues for the Other Regions segment fell by about 12% to $296.3 million on the African volume declines, mitigated somewhat by higher green leaf tobacco prices in most origins.

Operating income for the North America segment improved by $1.4 million in the quarter ended June 30, 2013, compared to last year's first quarter as a less favorable product mix in the United States was offset by higher volumes in Central America and lower factory overhead. Selling, general, and administrative costs for the North America segment were flat. Revenues for the segment increased by about 6% to $64.2 million on increased volumes and green leaf prices.

Other Tobacco Operations

The Other Tobacco Operations segment operating income for the first fiscal quarter of $9.2 million was up 10% compared with the same period last year, on improved performance in the dark tobacco business. The dark tobacco earnings increase was driven mainly by a more favorable product mix despite slightly lower volumes. Results for the oriental joint venture declined for the first quarter on currency remeasurement losses, which outweighed benefits from higher sales. Revenues for this segment increased by about 15% to $73.1 million due to higher green tobacco prices and the more favorable product mix in the dark tobacco operations, as well as the timing of shipments of oriental tobaccos into the United States. Selling, general, and administrative costs for the segment were flat compared with the prior year.

Other Information

Cost of goods sold decreased by about 2% to $362.1 million in the quarter, due to reduced volumes partially offset by higher overall leaf costs. Selling, general, and administrative costs for the first fiscal quarter increased by $17.4 million, with $12.5 million of this increase resulting from net currency remeasurement and exchange losses in the current fiscal year compared with gains in the previous year.
Interest expense was down $0.9 million reflecting lower average debt balances during the first quarter compared with last year. The effective income tax rate for the first fiscal quarter of 2014 was about 35% compared to 34% last year. Those rates approximate the 35% U.S. federal statutory rate.
General Overview

Our results for the first quarter of fiscal year 2014 benefited from the favorable outcome of a Brazilian tax case. The related gain that we recorded in this quarter increased diluted earnings per share by $1.98, although the cash flow benefits are expected to be realized across current and future fiscal years. However, as we indicated last quarter, sales volumes in the first quarter of fiscal year 2014 were substantially lower than in the first quarter of the prior year due to the unusually low level of carryover shipments, which reduced our operating results for the quarter ended June 30, 2013. As the larger South American and African current year crops shipments ramp up in the second and third quarters, our sales volumes will increase, although our uncommitted inventories remain at extremely low levels, limiting additional sales from that source. We are still expecting a reduction in overall volumes shipped during fiscal year 2014 compared to fiscal year 2013.

We are also watching crop development as the seasons unfold, particularly in the United States where crop sizes have been negatively impacted by recent high levels of rainfall. Burley crop levels are down from earlier projections in some origins, exacerbating the undersupply conditions expected for that type of tobacco this year. In addition, global demand is strong, and we are seeing volatile green tobacco prices in Brazil that have disrupted markets and pressured margins there. Changes in shipment timing, crop sizes, and market pricing are not unusual in our business, and we still expect fiscal year 2014 to be a solid year.

We remain committed to being a leader in our industry and continually evaluate opportunities to meet the evolving needs of our customers and our industry. To this end, we have announced today that one of our subsidiaries has formed a business with a premier botanical extraction company to produce liquid nicotine for use in electronic cigarettes. This new business is still in its initial stages, and it is too early to predict future results. The electronic cigarette industry is developing rapidly, and as a leader in leaf tobacco sourcing and agronomic research, we are pleased to bring our expertise to this dynamic market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of June 30, 2013, tobacco inventory of $1.078 billion included $999 million in inventory that was committed for sale to customers and $79 million that was not committed. Committed inventory, after deducting about $64 million in customer deposits, represents our potential net exposure of about $935 million. We normally maintain a portion of our debt at variable interest rates in order to mitigate such interest rate risk related to carrying fixed-rate debt. We also periodically have large cash balances that we use to fund seasonal purchases of tobacco. These cash balances reduce our financing needs. Debt carried at variable interest rates was approximately $133 million at June 30, 2013. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects our average committed inventory levels over time.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013. In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information concerning our repurchases of shares of our common stock during the three-month period ended June 30, 2013:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1, 2013 to April 30, 2013	19,631	$55.98	19,631	$90,270,388
May 1, 2013 to May 31, 2013	17,654	59.26	17,654	89,224,246
June 1, 2013 to June 30, 2013	201,201	59.64	201,201	77,224,251
Total	238,486	$59.31	238,486	$77,224,251

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2013 and 2012, (ii) the Consolidated Balance Sheets at June 30, 2013, June 30, 2012 and March 31, 2013, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012 and (iv) the Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2013	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)