Form 10-Q
period 2013-09-30
UNIVERSAL CORP /VA/
filed 2013-11-05
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2013, the total number of shares of common stock outstanding was 23,215,946.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$650,869	$675,187	$1,084,397	$1,136,578
Costs and expenses
Cost of goods sold	531,557	537,138	893,617	906,499
Selling, general and administrative expenses	68,455	59,275	135,074	108,478
Other income	—	—	(81,619)	—
Restructuring costs	1,308	3,687	1,308	3,687
Operating income	49,549	75,087	136,017	117,914
Equity in pretax earnings (loss) of unconsolidated affiliates	(1,563)	(320)	(34)	1,049
Interest income	143	70	404	227
Interest expense	6,160	5,938	11,466	12,108
Income before income taxes	41,969	68,899	124,921	107,082
Income taxes	12,139	19,613	41,178	32,563
Net income	29,830	49,286	83,743	74,519
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(4,386)	(1,305)	10	(3,413)
Net income attributable to Universal Corporation	25,444	47,981	83,753	71,106
Dividends on Universal Corporation convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)
Earnings available to Universal Corporation common shareholders	$21,731	$44,268	$76,328	$63,681

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$0.94	$1.89	$3.28	$2.73
Diluted	$0.90	$1.68	$2.95	$2.50

Weighted average common shares outstanding:
Basic	23,207	23,379	23,262	23,338
Diluted	28,336	28,501	28,401	28,446

Total comprehensive income, net of income taxes	$61,024	$57,704	$116,441	$73,158
Less: comprehensive (income) loss attributable to noncontrolling interests, net of income taxes	(4,375)	(1,407)	347	(3,604)
Comprehensive income attributable to Universal Corporation, net of income taxes	$56,649	$56,297	$116,788	$69,554

Dividends declared per common share	$0.50	$0.49	$1.00	$0.98

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$74,631	$115,690	$367,864
Accounts receivable, net	365,777	352,745	401,747
Advances to suppliers, net	62,013	80,946	132,100
Accounts receivable—unconsolidated affiliates	70,175	69,872	555
Inventories—at lower of cost or market:
Tobacco	1,037,320	901,154	623,377
Other	80,651	70,099	57,745
Prepaid income taxes	28,004	16,889	6,245
Deferred income taxes	30,751	43,986	32,127
Other current assets	130,721	72,100	124,213
Total current assets	1,880,043	1,723,481	1,745,973

Property, plant and equipment
Land	17,231	17,098	17,125
Buildings	237,923	230,898	234,694
Machinery and equipment	563,615	548,953	545,478
	818,769	796,949	797,297
Less: accumulated depreciation	(530,038)	(498,470)	(509,829)
	288,731	298,479	287,468
Other assets
Goodwill and other intangibles	99,648	99,145	99,048
Investments in unconsolidated affiliates	99,362	91,024	94,405
Deferred income taxes	28,026	21,808	23,783
Other noncurrent assets	87,748	51,262	55,478
	314,784	263,239	272,714

Total assets	$2,483,558	$2,285,199	$2,306,155

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$194,266	$93,646	$105,318
Accounts payable and accrued expenses	222,226	187,957	225,648
Accounts payable—unconsolidated affiliates	8	233	4,739
Customer advances and deposits	92,871	47,809	24,914
Accrued compensation	22,152	23,654	36,694
Income taxes payable	14,694	15,869	14,034
Current portion of long-term obligations	213,750	8,750	211,250
Total current liabilities	759,967	377,918	622,597

Long-term obligations	173,750	387,500	181,250
Pensions and other postretirement benefits	95,098	140,085	135,629
Other long-term liabilities	35,911	86,221	36,838
Deferred income taxes	59,373	45,517	42,184
Total liabilities	1,124,099	1,037,241	1,018,498

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,999 shares issued and outstanding (219,999 at September 30, 2012 and March 31, 2013)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,215,946 shares issued and outstanding (23,408,445 at September 30, 2012, and 23,343,973 at March 31, 2013)	202,844	197,435	202,579
Retained earnings	959,242	895,107	918,509
Accumulated other comprehensive loss	(42,505)	(81,913)	(75,540)
Total Universal Corporation shareholders' equity	1,332,604	1,223,652	1,258,571
Noncontrolling interests in subsidiaries	26,855	24,306	29,086
Total shareholders' equity	1,359,459	1,247,958	1,287,657

Total liabilities and shareholders' equity	$2,483,558	$2,285,199	$2,306,155

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,743	$74,519
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	20,034	21,643
Amortization	835	859
Provision for losses on advances and guaranteed loans to suppliers	3,556	4,015
Foreign currency remeasurement loss (gain), net	7,009	(10,395)
Gain on favorable outcome of excise tax case in Brazil	(81,619)	—
Restructuring costs	1,308	3,687
Other, net	2,421	11,547
Changes in operating assets and liabilities, net	(344,433)	(160,643)
Net cash used by operating activities	(307,146)	(54,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(19,772)	(19,503)
Proceeds from sale of property, plant and equipment	334	2,232
Net cash used by investing activities	(19,438)	(17,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	85,150	(29,753)
Repayment of long-term obligations	(5,000)	(12,500)
Dividends paid to noncontrolling interests	(1,884)	(1,837)
Issuance of common stock	457	493
Repurchase of common stock	(14,145)	—
Dividends paid on convertible perpetual preferred stock	(7,425)	(7,425)
Dividends paid on common stock	(23,272)	(22,846)
Net cash provided (used) by financing activities	33,881	(73,868)

Effect of exchange rate changes on cash	(530)	(102)
Net decrease in cash and cash equivalents	(293,233)	(146,009)
Cash and cash equivalents at beginning of year	367,864	261,699
Cash and cash equivalents at end of period	$74,631	$115,690

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

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. More recently, similar arrangements were established in Malawi in connection with a shift from auction market sourcing to direct procurement in that country. At September 30, 2013, the Company’s total exposure under guarantees issued by its operating subsidiaries for banking facilities of farmers in Brazil and Malawi was approximately $42 million ($46 million face amount including unpaid accrued interest less $4 million recorded for the fair value of the guarantees). All of the outstanding guarantees expire within one year. The subsidiaries withhold payments due to the farmers on delivery of tobacco and forward those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiaries to cover their obligations to the third-party banks could result in a liability for the subsidiaries under the related guarantees; however, in that case, the subsidiaries would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiaries could be required to make at September 30, 2013, was the face amount, $46 million including unpaid accrued interest ($16 million at September 30, 2012, and $20 million at March 31, 2013). The fair value of the guarantees was a liability of approximately $4 million at September 30, 2013 ($2 million at September 30, 2012, and $4 million at March 31, 2013). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $3 million at September 30, 2013.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court of the European Union ("General Court"). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process, and the Company has collateralized that guarantee with a bank deposit totaling $52 million at September 30, 2013. At September 30, 2013, the accrued liability for the fine and interest was reported in other current liabilities, and the deposit was recorded in other current assets. The Company expects the appeal to be decided during fiscal year 2014. Any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

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

The final court decision entitles the subsidiary to approximately $104 million of IPI tax credits (based on the exchange rate at September 30, 2013), which it can use to offset future payments of other Brazilian federal taxes for a period of up to five years. This amount includes the tax credits generated over the period granted by the courts, as well as interest calculated from the date those credits should have been available to the subsidiary. As noted, the ability to use the tax credits to offset other Brazilian federal tax payments expires in five years, and utilization of the credits is also subject to audit by the tax authorities. Based on current estimates of the tax credits that are probable of being realized, the subsidiary has recorded an allowance, reducing the net book value of the credits to approximately $90 million. After deducting related legal fees and Brazilian social contribution taxes assessed on the interest portion of the total IPI tax credits received, the subsidiary recorded a net gain of $81.6 million ($53.1 million after tax, or $1.96 per diluted share) during the quarter ended June 30, 2013, as a result of the favorable outcome of the case. The gain is reported in Other Income in the consolidated statement of income. Management of the Company and the subsidiary regularly review the estimates and assumptions used in determining the total amount of the tax credits likely to be realized and, accordingly, it is reasonably possible that the valuation allowance could be adjusted in future reporting periods.

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $110 million at September 30, 2013, $152 million at September 30, 2012, and $199 million at March 31, 2013. The related valuation allowances totaled $42 million at September 30, 2013, $63 million at September 30, 2012, and $54 million at March 31, 2013, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $4 million in each of the six-month periods ended September 30, 2013 and 2012, respectively. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Accrual of interest is discontinued when an advance is not expected to be fully collected.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2013, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $70 million ($81 million at September 30, 2012, and $73 million at March 31, 2013), and the related valuation allowances totaled approximately $27 million ($26 million at September 30, 2012, and $26 million at March 31, 2013). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $21 million based on the exchange rate for the Brazilian currency at September 30, 2013. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary took steps to contest the full amount of the assessment. As of September 30, 2013, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $16 million (at the September 30, 2013 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $16 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2013.

NOTE 4.   RESTRUCTURING COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. In July 2013, the Company's subsidiary in Brazil announced plans to close a factory and centralize all tobacco processing activities in its primary facility. In connection with this initiative, the Company recorded restructuring costs totaling $0.8 million during the quarter ended September 30, 2013, which included employee termination costs, as well as costs to relocate personnel and equipment to the main facility. In addition, during the quarter ended September 30, 2013, the Company recorded $0.5 million of restructuring costs associated with other actions taken in various areas of its worldwide operations. The Company anticipates that all of the restructuring costs will be paid before the end of the current fiscal year. During the first six months of fiscal year 2013, the Company recorded restructuring costs totaling $3.7 million, primarily related to workforce reductions in one of the Company's operations in Africa. Substantially all of the restructuring costs incurred in both fiscal years 2014 and 2013 relate to operations that are part of the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$25,444	$47,981	$83,753	$71,106
Less: Dividends on convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	21,731	44,268	76,328	63,681

Denominator for basic earnings per share
Weighted average shares outstanding	23,207	23,379	23,262	23,338

Basic earnings per share	$0.94	$1.89	$3.28	$2.73

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$21,731	$44,268	$76,328	$63,681
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,713	3,713	7,425	7,425
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	25,444	47,981	83,753	71,106

Denominator for diluted earnings per share
Weighted average shares outstanding	23,207	23,379	23,262	23,338
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,818	4,794	4,815	4,791
Employee share-based awards	311	328	324	317
Denominator for diluted earnings per share	28,336	28,501	28,401	28,446

Diluted earnings per share	$0.90	$1.68	$2.95	$2.50

For the six months ended September 30, 2013 and 2012, the Company had the following potentially dilutive securities (stock appreciation rights and/or stock options) outstanding that were not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Six Months Ended September 30,
	2013	2012

Potentially dilutive securities (shares in thousands)	169	318
Weighted-average exercise price	$62.66	$57.61

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

The consolidated effective income tax rate on pretax earnings was approximately 29% and 28% for the quarters ended September 30, 2013 and 2012, respectively, and approximately 33% and 30% for the six months ended September 30, 2013 and 2012, respectively. The effective rate for each of the reporting periods was lower than the 35% U.S. federal statutory rate primarily due to the effect of changes in exchange rates on deferred income tax assets and liabilities of foreign subsidiaries and a lower net effective tax rate on dividend income from unconsolidated operations.

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

Hedging Strategy for Interest Rate Risk

The Company has receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its outstanding amortizing bank term loan. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The aggregate notional amount of the interest rate swaps is being reduced over a five-year period as payments are made on the loan. At September 30, 2013, the total notional amount of the swaps was approximately $88 million, which corresponded with the outstanding balance of the loan.

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

The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first six months of fiscal years 2014 and 2013, was as follows:

	Six Months Ended September 30,
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

Purchases of the 2013 crop were completed in August 2013, and all forward contracts to hedge those purchases matured and settled by that time. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at September 30, 2013, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2014.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position. To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2014, the Company entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts were recorded in earnings as a component of selling, general, and administrative expenses as they occurred, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. Accordingly, the Company did not designate these contracts as hedges for accounting purposes. The notional amount of the contracts totaled approximately $50 million in U.S. dollars (based on the exchange rate at September 30, 2013). No forward contracts were entered for this purpose in fiscal year 2013.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three- and six-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2013	2012	2013	2012

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(482)	$(564)	$(172)	$(1,453)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(454)	$(226)	$(681)	$(455)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(20)	$29	$(3,352)	$(7,900)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(2,362)	$(5,157)	$(2,437)	$(5,744)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(71)	$92	$(1,839)	$(1,325)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(4,282)	$310	$(5,705)	$(1,959)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $1.7 million remained in accumulated other comprehensive loss at September 30, 2013. That balance reflects net losses on settled contracts related to the 2013 crop, less the amount reclassified to earnings related to tobacco sold through September 30, 2013. The majority of the balance in the accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2014, as the remaining 2013 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2013 and 2012, and March 31, 2013:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		Sept. 30, 2013	Sept. 30, 2012	March 31, 2013		Sept. 30, 2013	Sept. 30, 2012	March 31, 2013

Derivatives Designated as Hedging Instruments
Interest rate swap agreements designated as cash flow hedges	Other non-current assets	$—	$—	$—	Other long-term liabilities	$1,170	$2,117	$1,679

Forward foreign currency exchange contracts	Other current assets	—	—	—	Accounts payable and accrued expenses	—	—	810
Total		$—	$—	$—		$1,170	$2,117	$2,489

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$8	$230	$—	Accounts payable and accrued expenses	$4,511	$43	$331
Total		$8	$230	$—		$4,511	$43	$331

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

At September 30, 2013 and 2012, and at March 31, 2013, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	September 30, 2013
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,526	$—	$1,526
Trading securities associated with deferred compensation plans	19,174	—	—	19,174
Forward foreign currency exchange contracts	—	8	—	8
Total financial assets measured and reported at fair value	$19,174	$1,534	$—	$20,708

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$4,454	$4,454
Interest rate swap agreements	—	1,170	—	1,170
Forward foreign currency exchange contracts	—	4,511	—	4,511
Total financial liabilities measured and reported at fair value	$—	$5,681	$4,454	$10,135

	September 30, 2012
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,525	$—	$1,525
Trading securities associated with deferred compensation plans	18,881	—	—	18,881
Forward foreign currency exchange contracts	—	230	—	230
Total financial assets measured and reported at fair value	$18,881	$1,755	$—	$20,636

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$2,327	$2,327
Interest rate swap agreements	—	2,117	—	2,117
Forward foreign currency exchange contracts	—	43	—	43
Total financial liabilities measured and reported at fair value	$—	$2,160	$2,327	$4,487

	March 31, 2013
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$174,551	$—	$174,551
Trading securities associated with deferred compensation plans	19,168	—	—	19,168
Total financial assets measured and reported at fair value	$19,168	$174,551	$—	$193,719

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$4,235	$4,235
Interest rate swap agreements	—	1,679	—	1,679
Forward foreign currency exchange contracts	—	1,141	—	1,141
Total financial liabilities measured and reported at fair value	$—	$2,820	$4,235	$7,055

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2013 and 2012 is provided below.

	Six Months Ended September 30,
(in thousands of dollars)	2013	2012

Balance at beginning of year	$4,235	$5,932
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(5,202)	(5,651)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	5,498	2,197
Change in discount rate and estimated collection period	25	37
Currency remeasurement	(102)	(188)
Balance at end of period	$4,454	$2,327

Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $393 million at September 30, 2013, $412 million at September 30, 2012, and $404 million at March 31, 2013. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2013	2012	2013	2012

Service cost	$1,197	$1,046	$131	$146
Interest cost	2,865	3,153	508	569
Expected return on plan assets	(3,543)	(3,197)	(30)	(31)
Settlement costs	—	1,329	—	—
Net amortization and deferral	2,447	2,846	(17)	48
Net periodic benefit cost	$2,966	$5,177	$592	$732

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2013	2012	2013	2012

Service cost	$2,392	$2,270	$269	$294
Interest cost	5,722	6,319	1,040	1,145
Expected return on plan assets	(7,085)	(6,694)	(60)	(62)
Settlement costs	—	1,329	—	—
Net amortization and deferral	4,894	5,364	(34)	100
Net periodic benefit cost	$5,923	$8,588	$1,215	$1,477

During the six months ended September 30, 2013, the Company made contributions of approximately $7.3 million to its pension plans. Additional contributions of approximately $5.7 million are expected during the remaining six months of fiscal year 2014, including $5.1 million to the Company's ERISA-regulated U.S. plan and $0.6 million to its non-ERISA regulated and other plans.

During the quarter ended September 30, 2013, the Company amended its ERISA-regulated and non-regulated pension plans in the U.S. to change the benefit formula that will be applied to service periods beginning January 1, 2014, to modify early retirement benefit factors, and to cover on a prospective basis certain employees who did not previously participate in the plans. Due to the significance of the amendments on the benefit obligation for the plans, the Company remeasured the plan’s assets and liabilities during the quarter using actuarial assumptions that were updated as of the valuation date. The updated actuarial assumptions included an increase in the discount rate used to calculate the benefit liability, reflecting a general rise in market interest rates since March 31, 2013. The remeasurement resulted in a prior service credit of approximately $19 million. That item, together with other actuarial gains as of the remeasurement date, reduced the aggregate underfunded status of the Company’s pension plans by approximately $40 million, which was recorded through comprehensive income under the applicable accounting guidance.

After the remeasurement, the projected benefit obligation (“PBO”) and the funded status of the Company’s defined benefit pension plans at September 30, 2013, compared to the March 31, 2013 fiscal year end, were as follows:

	Pension Benefits
(in thousands of dollars)	September 30, 2013	March 31, 2013

Projected benefit obligation	$260,689	$299,161
Funded status	(52,484)	(93,219)

The effect of the plan amendments on net periodic benefit cost for the second half of the current fiscal year is not expected to be material to the Company's results of operations.

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

During the six-month periods ended September 30, 2013 and 2012, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2013	2012

RSUs:
Number granted	61,600	75,950
Grant date fair value	$60.12	$44.39

PSAs:
Number granted	52,400	60,850
Grant date fair value	$53.56	$38.14

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any other types of stock-based compensation.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the six-month periods ended September 30, 2013 and 2012, the Company recorded total stock-based compensation expense of approximately $3.9 million and $3.4 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.2 million during the remaining six months of fiscal year 2014.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2013	2012	2013	2012

SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$80,967	$59,370	$145,118	$119,856
Other regions (1)	530,610	571,981	826,870	909,514
Subtotal	611,577	631,351	971,988	1,029,370
Other tobacco operations (2)	39,292	43,836	112,409	107,208
Consolidated sales and other operating revenues	$650,869	$675,187	$1,084,397	$1,136,578

OPERATING INCOME
Flue-cured and burley leaf tobacco operations:
North America	$8,539	$3,551	$10,894	$4,529
Other regions (1)	42,454	73,935	37,270	108,776
Subtotal	50,993	77,486	48,164	113,305
Other tobacco operations (2)	(1,699)	968	7,508	9,345
Segment operating income	49,294	78,454	55,672	122,650
Deduct: Equity in pretax loss (earnings) of unconsolidated affiliates (3)	1,563	320	34	(1,049)
Restructuring costs (4)	(1,308)	(3,687)	(1,308)	(3,687)
Add: Other income (4)	—	—	81,619	—
Consolidated operating income	$49,549	$75,087	$136,017	$117,914

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income attributable to the Company for the six months ended September 30, 2013 and 2012:

	Six Months Ended September 30,
(in thousands of dollars)	2013	2012
Foreign currency translation:
Balance at beginning of year	$(15,555)	$(11,850)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(3,007) and $1,595)	5,582	(2,962)
Less: Net loss (gain) on foreign currency translation attributable to noncontrolling interests	337	(191)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	5,919	(3,153)
Balance at end of period	$(9,636)	$(15,003)

Foreign currency hedge:
Balance at beginning of year	$(855)	$(942)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $339 and $3,203)	(631)	(5,950)
Reclassification to earnings (net of tax benefit of $859 and $2,103) (1)	1,596	3,906
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	965	(2,044)
Balance at end of period	$110	$(2,986)

Interest rate hedge:
Balance at beginning of year	$(1,091)	$(727)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $60 and $509)	(112)	(945)
Reclassification to earnings (net of tax benefit of $238 and $159) (2)	443	296
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	331	(649)
Balance at end of period	$(760)	$(1,376)

Pension and other postretirement benefit plan:
Balance at beginning of year	$(58,039)	$(66,842)
Other comprehensive income (loss) attributable to Universal Corporation:
Gains arising during the period (net of taxes of $5,600) (3)	10,400	—
Prior service credit arising during the period (net of taxes of $6,809) (3)	12,646	—
Amortization included in earnings (net of tax benefit of $1,493 and $2,312) (4)	2,774	4,294
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	25,820	4,294
Balance at end of period	$(32,219)	$(62,548)

Total accumulated other comprehensive income (loss) at end of period	$(42,505)	$(81,913)
(1) Gain (loss) on foreign currency cash flow hedges is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the related tobacco is sold to customers. See Note 7 for additional information.
(2) Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the debt. See Note 7 for additional information.
(3) The Company remeasured the assets and liabilities of its U.S. pension plans during the quarter ended September 30, 2013 to reflect the impact of the plan amendments adopted during the quarter. These items arise from the plan remeasurement. See Note 9 for additional information.
(4) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 9 for additional information.

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the six months ended September 30, 2013 and 2012 is as follows:

	Six Months Ended September 30, 2013			Six Months Ended September 30, 2012
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,258,571	$29,086	$1,287,657	$1,183,451	$22,539	$1,205,990
Changes in common stock
Issuance of common stock	457	—	457	493	—	493
Repurchase of common stock	(2,049)	—	(2,049)	—	—	—
Accrual of stock-based compensation	3,938	—	3,938	3,397	—	3,397
Withholding of shares from stock-based compensation for grantee income taxes (SARs, RSUs, and PSAs)	(2,372)	—	(2,372)	(2,898)	—	(2,898)
Dividend equivalents on RSUs	291	—	291	308	—	308

Changes in retained earnings
Net income (loss)	83,753	(10)	83,743	71,106	3,413	74,519
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(7,425)	—	(7,425)	(7,425)	—	(7,425)
Common stock	(23,208)	—	(23,208)	(22,920)	—	(22,920)
Repurchase of common stock	(12,096)	—	(12,096)	—	—	—
Dividend equivalents on RSUs	(291)	—	(291)	(308)	—	(308)

Other comprehensive income (loss)	33,035	(337)	32,698	(1,552)	191	(1,361)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(1,884)	(1,884)	—	(1,837)	(1,837)
Balance at end of period	$1,332,604	$26,855	$1,359,459	$1,223,652	$24,306	$1,247,958

NOTE 14. SUBSEQUENT EVENTS

Repayment of Medium Term Notes and Completion of New Bank Term Loan Agreement

On October 15, 2013, the Company repaid at maturity $200 million principal amount of 5.2% medium term notes. Subsequently, on October 28, 2013, the Company entered into a $175 million senior term loan agreement with a group of banks. The loan is unsecured, matures in five years, and provides for incremental term loans in an amount up to $75 million at the Company's option, subject to customary conditions. Loans outstanding under the agreement currently bear interest at LIBOR plus 1.50% (1.69% on October 28, 2013) and may be prepaid at any time without premium or penalty. The financial covenants under the new facility are substantially similar to those of the Company's committed revolving credit facility, which require a minimum level of tangible net worth and contain limits on debt levels.

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

Liquidity and Capital Resources

Overview

The first half of the year is generally a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs for the six months ended September 30, 2013, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Larger crops and higher green prices for tobacco in many origins have increased our working capital needs this year.
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

Operating Activities
We used $307.1 million in net cash flows to fund our operating activities during the six months ended September 30, 2013. That amount was $252.4 million higher than the level we required during the same period last fiscal year, primarily due to higher working capital needs in the current year. Tobacco inventory increased by $413.9 million from March 31, 2013 levels to $1.0 billion at September 30, 2013 on seasonal leaf purchases. Tobacco inventory levels were $136.2 million higher than September 30, 2012 levels principally due to larger crops, particularly in Africa, and higher green leaf prices in most origins. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

We generally do not purchase material quantities of tobacco on a speculative basis. The majority of our inventories are not considered to be at risk as they are committed for sale to customers. At September 30, 2013, our uncommitted inventories were $134.2 million, or about 13% of total tobacco inventory, compared to $117.0 million, or about 19% of our March 31, 2013 inventory, and $93.5 million, or about 10% of our September 30, 2012 inventory. The percentages of uncommitted inventories at September 30, 2013, and at September 30, 2012, were below the normal range for our business and reflect leaf sales in fiscal years 2013 and 2012 that depleted uncommitted inventories.

Our balance sheet accounts reflected our normal seasonal patterns in the six months ended September 30, 2013, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances decreased by $293.2 million from March 31, 2013 levels as we used cash to fund seasonal working capital needs. Accounts receivable decreased by $36.0 million compared to March 31, 2013, reflecting collections on prior shipments, net of new current crop receivables. Advances to suppliers were $62.0 million at September 30, 2013, a reduction of $70.1 million from March 31, 2013, as crops were delivered in payment of those balances. Conversely, accounts receivable from unconsolidated affiliates and customer advances and deposits were up $69.6 million and $68.0 million, respectively, from March 31, 2013 levels, reflecting normal seasonal patterns.
Compared to the same six-month period last fiscal year, cash and cash equivalent balances are down $41.1 million in part due to higher working capital needs. In the quarter ended March 31, 2013, we also cash collateralized our guarantee for the E.U. fine under appeal, which decreased cash and cash equivalent balances and increased other current assets. Accounts payable and accrued expenses increased by $34.3 million mainly due to the reclassification of the liability for our E.U. fine under appeal from a long-term to a current liability. Customer advances and deposits increased by $45.1 million compared to September 30, 2012, due to larger crops and slower shipments in this fiscal year.

Investing Activities

During the six months ended September 30, 2013 and 2012, we invested about $19.8 million and $19.5 million, respectively, in our property, plant, and equipment. Depreciation expense was approximately $20.0 million and $21.6 million, respectively, for the six months ended September 30, 2013 and 2012. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we identify opportunities that may require significant capital investment to improve efficiencies, add value for our customers, and position us for future growth. We have recently approved a total of approximately $50 million for several new capital projects involving infrastructure expansion which we expect to complete over the next two fiscal years. The largest project is in Mozambique, where we are expanding tobacco production and processing capabilities to meet strong customer demand. The rest of these projects involve efficiency improvements and expanded services to meet the needs of our customers.
Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by about $445.1 million to $600.0 million during the six months ended September 30, 2013, primarily due to seasonal working capital requirements. Net debt as a percentage of net capitalization of approximately 31% at September 30, 2013, was up from the September 30, 2012 level of approximately 25%, and reflected higher working capital requirements this fiscal year due to larger crops and higher green prices. It was also up from about 11% at March 31, 2013. As of September 30, 2013, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. We had $370.0 million available under a committed revolving credit facility that will mature in November 2016 and $74.6 million in cash and cash equivalents. Our short-term debt totaled $194.3 million, and we had $213.8 million of current maturities of long-term debt. In addition, we had about $304.6 million in unused, uncommitted credit lines. In October 2013, we repaid our $200 million 5.2% medium term note that matured on October 15, 2013, and we entered into a new bank credit agreement that established a funded $175 million five-year unsecured term loan facility. The new facility matures in October 2018. Loans outstanding under the new facility currently bear interest at LIBOR plus 1.50% (1.6875% on October 28, 2013) and may be prepaid at any time without premium or penalty. The financial covenants under the new facility are substantially similar to those of our committed revolving credit facility and require that we maintain a minimum level of tangible net worth and observe limits on debt levels.
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
In November 2011, our Board of Directors approved a $100 million share repurchase program that was replaced in November 2013. The purchases under this program were carried out from time to time on the open market. During the six months ended September 30, 2013, we purchased 238,486 shares of common stock at an aggregate cost of $14.1 million (average price per share of $59.31), based on trading dates. On November 5, 2013, we announced that our Board of Directors had approved a new authorization for the purchase of up to $100 million of equity securities through November 15, 2015. The purchases may be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. As of September 30, 2013, we had approximately 23.2 million common shares outstanding.
Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2013, the fair value of our outstanding interest rate swap agreements was a liability of about $1.2 million, and the notional amount swapped was approximately $88 million. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable-rate amortizing term loan. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At September 30, 2013, we had no open hedge contracts for those purposes. We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a liability of about $4.5 million at September 30, 2013.

Results of Operations

Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries.

Net income for the first half of fiscal year 2014, which ended on September 30, 2013, was $83.8 million, or $2.95 per diluted share, compared with $71.1 million, or $2.50 per diluted share for the same period last year. The current year’s results included a gain in the first fiscal quarter of $81.6 million before tax ($53.1 million after tax, or $1.96 per diluted share), which resulted from the favorable outcome of litigation by our operating subsidiary in Brazil related to previous years’ excise tax credits. Excluding that gain, net income for the six months decreased $40.4 million compared to the same period last year. For the second fiscal quarter ended September 30, 2013, net income of $25.4 million, or $0.90 per diluted share, compared with net income for the prior year’s second quarter of $48.0 million, or $1.68 per diluted share.
Segment operating income, which excludes the gain discussed above, was $55.7 million, a decrease of 55%, for the six-month period and $49.3 million, a decrease of 37%, for the quarter ended September 30, 2013. Those declines resulted from reduced volumes shipped due to the prior year’s significant sales of carryover crop and previously uncommitted inventories, the later timing of shipments for the current year’s larger crops, margin pressures from higher green leaf costs, and increased selling general and administrative costs primarily caused by foreign currency losses compared to gains in the previous fiscal year in several origins. Consolidated revenues decreased by 5% to $1.1 billion for the first half of fiscal year 2014, and by 4% to $650.9 million for the three months ended September 30, 2013, compared to the same periods in the prior year, mostly as a result of the lower volumes, offset in part by higher green leaf prices in most regions.
Flue-cured and Burley Leaf Tobacco Operations

Six Months
Operating income for the flue-cured and burley tobacco operations, which comprise the North America and Other Regions segments, was $48.2 million for the first half of fiscal year 2014, compared to $113.3 million in the first half of the prior fiscal year, reflecting significant declines in the Other Regions segment, partly offset by improved results for the North America segment. Revenues of $972.0 million were down about 6% compared with the previous year.
Earnings for the Other Regions segment were $37.3 million, a decrease of $71.5 million from last fiscal year’s first half earnings of $108.8 million. The reduction was driven primarily by lower sales volumes in South America and Africa, mainly as a result of the significant drop in carryover shipments in Africa noted last quarter and also in Brazil in the second quarter, along with delayed shipment timing in some origins and margin pressures in South America caused by the rapid increase in green leaf prices there. Those results were partly offset by improved earnings in Asia on stronger volumes. Selling, general, and administrative expenses for the segment were also substantially higher, primarily due to unfavorable net foreign currency remeasurement and exchange comparisons, as current year losses compared to gains in the prior year, mostly in Africa, South America, and Asia. Revenues for this segment were down by about 9% to $826.9 million, reflecting those lower volumes, partly offset by higher average green leaf prices in nearly every origin.

In the North America segment, operating income of $10.9 million increased by $6.4 million for the first half of fiscal year 2014 compared with the previous year on improved sales volumes and lower processing overheads. The volume increases were partly due to earlier shipment timing in Central America. Revenues for the segment were up by 21% to $145.1 million on those higher volumes.
Second Quarter
In the second quarter of fiscal year 2014, operating income for flue-cured and burley operations decreased by $26.5 million to $51.0 million, compared to the same period last fiscal year. Revenues for the group at $611.6 million were down about 3%, on lower volumes at higher average green leaf prices. Operating income for the Other Regions segment was down by 43% to $42.5 million compared with the prior year. The reduction was heavily influenced by lower volumes and margins in South America largely from fewer sales of previous year’s crops, margin pressures from the rapid increase of green leaf prices, and later timing of shipments of current crops versus the previous year. Results in the Africa region were also affected by reduced volumes in the quarter due to delayed timing of some shipments, customer mix, and fewer carryover crop sales. Those declines were partly mitigated by improved results in Asia, where trading volumes improved, including some earlier shipment timing. Higher selling, general, and administrative expenses for the segment also contributed to the lower earnings in the quarter, reflecting the unfavorable currency remeasurement and exchange comparisons in South America, Africa, and Asia to the same period last year. Revenues for the Other Regions segment declined by 7% to $530.6 million compared with the prior year, mainly as a result of the reduced volumes, partly mitigated by higher overall green leaf costs.
Operating income for the North America segment of $8.5 million was up by $5.0 million, on higher sales, lower processing overheads, a more favorable product mix, and earlier shipment timing in Central America compared with the previous year. Those volume improvements also buoyed second quarter revenues, which increased by 36% to $81.0 million for the segment.

Other Tobacco Operations

The Other Tobacco Operations segment operating income declined by $1.8 million to $7.5 million for the six months ended September 30, 2013, compared with the same period for the previous fiscal year. Results for the dark tobacco business were lower for the first half of fiscal year 2014, as benefits from stronger carryover sales and a more favorable product mix were outweighed by higher selling, general, and administrative costs from foreign currency remeasurement and exchange losses, primarily in Indonesia. The oriental joint venture similarly faced negative effects from currency devaluation mainly in Turkey, despite higher sales for the six month period ended September 30, 2013. For the second quarter of fiscal year 2014, the segment had an operating loss of $1.7 million, which was a decrease of $2.7 million compared with the prior year, driven by the currency-related losses. Revenues for the Other Tobacco Operations segment were up about 5% to $112.4 million for the first half of fiscal year 2014, primarily attributable to a more favorable product mix in the dark tobacco operations and the timing of shipments of oriental tobaccos into the United States. Revenues for this segment were down for the second quarter of fiscal year 2014 by about 10%, to $39.3 million, mostly related to lower volumes from old crop wrapper compared with the prior year.
Other Information

Cost of goods sold decreased by about 1% to $531.6 million for the second quarter, and to $893.6 million for the first half of fiscal year 2014. The reductions in both periods reflect lower sales volumes, offset in part by higher green leaf costs. Selling, general, and administrative costs increased by $26.6 million and by $9.2 million in the first half and second quarter of fiscal year 2014, respectively. In both periods, the increases were chiefly due to unfavorable comparisons from currency remeasurement and exchange losses amounting to $14.4 million and $9.0 million for the first half and second fiscal quarter, mainly in Asia, Africa, and South America, compared with gains of $9.9 million and $2.8 million in the first half and second fiscal quarter of the prior year.
The consolidated effective income tax rates for the quarter and six months ended September 30, 2013, were approximately 29% and 33%, respectively, while the comparable rates for the quarter and six months ended September 30, 2012, were approximately 28% and 30%. The rates for all periods were lower than the 35% federal statutory rate because of changes in exchange rates on deferred income tax assets and liabilities as well as lower effective rates on income from certain foreign subsidiaries.
In the first fiscal quarter of 2014, we recorded an $81.6 million gain resulting from the favorable conclusion during the quarter of a longstanding lawsuit challenging the Brazilian government’s denial of our rights to claim certain excise tax credits generated in previous years. The outcome of the case entitles us to the previously denied excise tax credits, as well as additional credits for interest from the dates the tax credits should have been available (approximately $104 million at the September 30, 2013 exchange rate). All avenues of appeal by either party were exhausted, and we are now permitted to utilize the total amount of the credits to offset future federal tax obligations for a period of up to five years. The amount of the gain, which is reported in Other Income, reflects our current estimate of the actual tax credits that are likely to be realized in current and future periods.

On October 15, 2013, we repaid at maturity $200 million principal amount of 5.2% medium term notes. Subsequently, we entered into a $175 million senior term loan agreement with a group of banks. The loan is unsecured and matures in five years. Loans outstanding under the agreement currently bear interest at LIBOR plus 1.50% (1.6875% on October 28, 2013) and may be prepaid at any time without premium or penalty. The financial covenants under the new term loan agreement are substantially similar to those of our $450 million senior unsecured committed revolving credit facility, including maintaining a minimum level of tangible net worth and observing limits on debt levels.

General Overview

Our comparative results for the first half of this fiscal year continue to be skewed by large sales of carryover crops and earlier shipment timing in the prior year. Although production of flue-cured and burley tobaccos outside of China is higher this year, our leaf volumes shipped in the first half of the fiscal year were significantly lower than last year’s levels. At the same time, foreign currency remeasurement and exchange losses and continuing margin pressures in Brazil from volatile leaf prices there, have dampened our results. Looking forward, we expect the second half comparisons to normalize with shipment volumes meeting or exceeding those of last year.
Although we are facing some hurdles, the leaf markets continue to be strong. As the leading global leaf supplier, we work closely with our customers to assure their ongoing requirements for quality, compliant leaf are met around the world. To that end, we are pleased to have recently announced that we have launched a program to expand our leaf production and processing capacity in Mozambique. Similarly, other smaller-scale projects are concurrently in development in several other origins to enhance local processing and leaf services to bring additional value and services to our customers. We expect to incur incremental capital expenditures of approximately $50 million for these projects beyond our normal maintenance spending, but the investments will be spread over a two-year period. We have continued to prudently manage our balance sheet, including recent further reductions in long-term debt, and we are well-positioned to fund projects such as these to enhance our capabilities and offerings. We expect to begin to see the benefits from these projects during fiscal year 2015.
In addition, our financial strength enables us to continue rewarding our shareholders, as we have done once again, with our 43rd consecutive annual dividend increase announced today.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of September 30, 2013, tobacco inventory of $1.037 billion included $903 million in inventory that was committed for sale to customers and $134 million that was not committed. Committed inventory, after deducting about $93 million in customer deposits, represents our potential net exposure of about $810 million. We normally maintain a portion of our debt at variable interest rates in order to mitigate such interest rate risk related to carrying fixed-rate debt. We also periodically have large cash balances that we use to fund seasonal purchases of tobacco. These cash balances reduce our financing needs. Debt carried at variable interest rates was approximately $194 million at September 30, 2013. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $2 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects our average committed inventory levels over time.

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

U.S. Foreign Corrupt Practices Act

On August 6, 2010, we finalized settlement agreements with the United States Department of Justice (“DOJ”) and U.S. Securities and Exchange Commission (“SEC”) resolving those agencies’ investigations into matters involving the U.S. Foreign Corrupt Practices Act (“FCPA”).  Information regarding such settlement agreements was provided previously in our Current Report on Form 8-K filed with the SEC on August 6, 2010. Pursuant to the settlement agreements, we retained an independent corporate monitor for a period of three years to review our compliance, bookkeeping, and internal control standards and procedures relating to the FCPA. The three-year term of the monitorship began on October 5, 2010. On October 4, 2013, the monitor certified to the SEC and DOJ that our compliance program, including our policies and procedures, is appropriately designed and implemented to prevent and detect violations of the FCPA and other applicable anti-corruption laws. With the timely completion of the monitorship, we have fulfilled our obligations under the settlement agreements with the DOJ and SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended September 30, 2013:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1, 2013 to July 31, 2013	—	$—	—	$77,224,251
August 1, 2013 to August 31, 2013	—	—	—	—
September 1, 2013 to September 30, 2013	—	—	—	—
Total	—	$—	—	$77,224,251

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended September 30, 2013 and 2012, (ii) the Consolidated Balance Sheets at September 30, 2013, September 30, 2012 and March 31, 2013, (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012 and (iv) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 5, 2013	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)