Form 10-Q
period 2013-12-31
UNIVERSAL CORP /VA/
filed 2014-02-06
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2014, the total number of shares of common stock outstanding was 23,216,312.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$767,802	$680,029	$1,852,199	$1,816,607
Costs and expenses
Cost of goods sold	628,495	554,588	1,522,112	1,461,087
Selling, general and administrative expenses	66,468	60,928	201,542	169,406
Other income	—	—	(81,619)	—
Restructuring costs	3,400	—	4,708	3,687
Operating income	69,439	64,513	205,456	182,427
Equity in pretax earnings (loss) of unconsolidated affiliates	1,789	(1,241)	1,755	(192)
Interest income	344	183	748	410
Interest expense	5,157	5,670	16,623	17,778
Income before income taxes	66,415	57,785	191,336	164,867
Income taxes	22,212	18,070	63,390	50,633
Net income	44,203	39,715	127,946	114,234
Less: net income attributable to noncontrolling interests in subsidiaries	(5,618)	(4,173)	(5,608)	(7,586)
Net income attributable to Universal Corporation	38,585	35,542	122,338	106,648
Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)
Earnings available to Universal Corporation common shareholders	$34,873	$31,830	$111,201	$95,511

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$1.50	$1.36	$4.78	$4.09
Diluted	$1.36	$1.25	$4.31	$3.75

Weighted average common shares outstanding:
Basic	23,216	23,406	23,246	23,361
Diluted	28,364	28,517	28,388	28,470

Total comprehensive income, net of income taxes	$46,387	$48,424	$162,828	$121,582
Less: comprehensive income attributable to noncontrolling interests, net of income taxes	(5,432)	(4,274)	(5,085)	(7,878)
Comprehensive income attributable to Universal Corporation, net of income taxes	$40,955	$44,150	$157,743	$113,704

Dividends declared per common share	$0.51	$0.50	$1.51	$1.48

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$191,867	$341,572	$367,864
Accounts receivable, net	329,120	351,655	401,747
Advances to suppliers, net	120,443	118,380	132,100
Accounts receivable—unconsolidated affiliates	776	5,673	555
Inventories—at lower of cost or market:
Tobacco	841,834	742,895	623,377
Other	74,377	60,067	57,745
Prepaid income taxes	28,015	15,734	6,245
Deferred income taxes	24,438	36,591	32,127
Other current assets	127,086	68,999	124,213
Total current assets	1,737,956	1,741,566	1,745,973

Property, plant and equipment
Land	17,249	17,151	17,125
Buildings	239,194	232,780	234,694
Machinery and equipment	565,985	553,383	545,478
	822,428	803,314	797,297
Less: accumulated depreciation	(531,696)	(509,913)	(509,829)
	290,732	293,401	287,468
Other assets
Goodwill and other intangibles	99,537	99,118	99,048
Investments in unconsolidated affiliates	95,095	92,775	94,405
Deferred income taxes	27,760	21,227	23,783
Other noncurrent assets	89,349	52,638	55,478
	311,741	265,758	272,714

Total assets	$2,340,429	$2,300,725	$2,306,155

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$72,341	$87,423	$105,318
Accounts payable and accrued expenses	196,255	164,831	225,648
Accounts payable—unconsolidated affiliates	32,216	54	4,739
Customer advances and deposits	59,779	60,537	24,914
Accrued compensation	23,905	25,870	36,694
Income taxes payable	15,741	18,727	14,034
Current portion of long-term obligations	115,000	210,000	211,250
Total current liabilities	515,237	567,442	622,597

Long-term obligations	245,000	185,000	181,250
Pensions and other postretirement benefits	92,762	139,105	135,629
Other long-term liabilities	36,348	86,938	36,838
Deferred income taxes	59,772	45,791	42,184
Total liabilities	949,119	1,024,276	1,018,498

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,999 shares issued and outstanding (219,999 at December 31, 2012 and March 31, 2013)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,216,312 shares issued and outstanding (23,324,880 at December 31, 2012, and 23,343,973 at March 31, 2013)	204,104	197,805	202,579
Retained earnings	982,109	910,454	918,509
Accumulated other comprehensive loss	(40,135)	(73,305)	(75,540)
Total Universal Corporation shareholders' equity	1,359,101	1,247,977	1,258,571
Noncontrolling interests in subsidiaries	32,209	28,472	29,086
Total shareholders' equity	1,391,310	1,276,449	1,287,657

Total liabilities and shareholders' equity	$2,340,429	$2,300,725	$2,306,155

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,946	$114,234
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	29,058	32,418
Amortization	1,244	1,278
Provision for losses on advances and guaranteed loans to suppliers	9,081	2,834
Foreign currency remeasurement loss (gain), net	14,649	(10,433)
Equity in net loss (income) of unconsolidated affiliates, net of dividends	5,530	(181)
Gain on favorable outcome of excise tax case in Brazil	(81,619)	—
Restructuring costs	4,708	3,687
Other, net	7,105	13,467
Changes in operating assets and liabilities, net	(131,853)	44,405
Net cash (used) provided by operating activities	(14,151)	201,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(30,846)	(23,596)
Proceeds from sale of property, plant and equipment	1,497	3,363
Other	—	1,004
Net cash used by investing activities	(29,349)	(19,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	(36,725)	(36,878)
Issuance of long-term obligations	175,000	—
Repayment of long-term obligations	(207,500)	(13,750)
Dividends paid to noncontrolling interests	(1,962)	(1,945)
Issuance of common stock	457	493
Repurchase of common stock	(14,145)	(5,053)
Dividends paid on convertible perpetual preferred stock	(11,137)	(11,137)
Dividends paid on common stock	(34,880)	(34,334)
Other	(875)	—
Net cash used by financing activities	(131,767)	(102,604)

Effect of exchange rate changes on cash	(730)	(3)
Net (decrease) increase in cash and cash equivalents	(175,997)	79,873
Cash and cash equivalents at beginning of year	367,864	261,699
Cash and cash equivalents at end of period	$191,867	$341,572

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

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. More recently, similar arrangements were established in Malawi for the 2013 crop year in connection with a shift from auction market sourcing to direct contracting in that country, but those arrangements were concluded with the final deliveries of that crop during the current quarter. At December 31, 2013, the Company’s total exposure under guarantees issued by its operating subsidiaries for banking facilities of farmers in Brazil was approximately $38 million ($41 million face amount including unpaid accrued interest less $3 million recorded for the fair value of the guarantees). All of the outstanding guarantees expire within one year. The subsidiaries withhold payments due to the farmers on delivery of tobacco and forward those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiaries to cover their obligations to the third-party banks could result in a liability for the subsidiaries under the related guarantees; however, in that case, the subsidiaries would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiaries could be required to make at December 31, 2013, was the face amount, $41 million including unpaid accrued interest ($35 million at December 31, 2012, and $20 million at March 31, 2013). The fair value of the guarantees was a liability of approximately $3 million at December 31, 2013 ($5 million at December 31, 2012, and $4 million at March 31, 2013). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $3 million at December 31, 2013.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court of the European Union ("General Court"). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process, and the Company has collateralized that guarantee with a bank deposit totaling $53 million at December 31, 2013. At December 31, 2013, the accrued liability for the fine and interest was reported in other current liabilities, and the deposit was recorded in other current assets. The Company expects the appeal to be decided during calendar year 2014. Any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

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

The final court decision entitles the subsidiary to approximately $104 million of IPI tax credits (based on the exchange rate at the date of the decision), which can be used to offset future payments of other Brazilian federal taxes for a period of up to five years. That amount includes the tax credits generated over the period granted by the courts, as well as interest calculated from the date those credits should have been available to the subsidiary. As noted, the ability to use the tax credits to offset other Brazilian federal tax payments expires in five years, and utilization of the credits is also subject to audit by the tax authorities. Based on current estimates of the tax credits that are probable of being realized, the subsidiary recorded an allowance, reducing the net book value of the credits to approximately $90 million. After deducting related legal fees and Brazilian social contribution taxes assessed on the interest portion of the total IPI tax credits received, the subsidiary recorded a net gain of $81.6 million ($53.1 million after tax, or $1.87 per diluted share) during the quarter ended June 30, 2013, as a result of the favorable outcome of the case. The gain is reported in Other Income in the consolidated statement of income. Management of the Company and the subsidiary regularly review the estimates and assumptions used in determining the total amount of the tax credits likely to be realized and, accordingly, it is reasonably possible that the valuation allowance could be adjusted in future reporting periods. During the quarter ended December 31, 2013, the subsidiary began using the credits to offset tax payments.

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $174 million at December 31, 2013, $186 million at December 31, 2012, and $199 million at March 31, 2013. The related valuation allowances totaled $46 million at December 31, 2013, $56 million at December 31, 2012, and $54 million at March 31, 2013, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $9 million and $3 million in the nine-month periods ended December 31, 2013 and 2012, respectively. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Accrual of interest is discontinued when an advance is not expected to be fully collected.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions normally must be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2013, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $75 million ($77 million at December 31, 2012, and $73 million at March 31, 2013), and the related valuation allowances totaled approximately $28 million ($26 million at December 31, 2012, and $26 million at March 31, 2013). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $20 million based on the exchange rate for the Brazilian currency at December 31, 2013. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary took steps to contest the full amount of the assessment. As of December 31, 2013, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $15 million (at the December 31, 2013 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $15 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2013.

Repayment of Medium Term Notes and Completion of New Bank Term Loan Agreement

On October 15, 2013, the Company repaid at maturity $200 million principal amount of 5.2% medium term notes. Subsequently, on October 28, 2013, the Company entered into a new $175 million senior term loan agreement with a group of banks. The loan is unsecured, matures in five years, and provides for incremental term loans in an amount up to $75 million at the Company's option, subject to customary conditions. Loans outstanding under the agreement currently bear interest at LIBOR plus 1.50% (1.69% on December 31, 2013) and may be prepaid at any time without premium or penalty. The financial covenants under the new facility are substantially similar to those of the Company's committed revolving credit facility, which require a minimum level of tangible net worth and contain limits on debt levels.

NOTE 4.   RESTRUCTURING COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. In July 2013, the Company's subsidiary in Brazil announced plans to close a factory and centralize all tobacco processing activities in its primary facility. In connection with this initiative, the Company recorded restructuring costs totaling $2.6 million and $3.4 million during the quarter and nine months ended December 31, 2013, respectively. The costs included employee termination benefits, costs to relocate personnel and equipment to the main facility, and lease exit costs on the building that housed the closed operations. Closure of the factory and related operations was substantially completed in December 2013. In addition, during the quarter and nine months ended December 31, 2013, the Company recorded $0.8 million and $1.3 million, respectively, of restructuring costs associated with other actions taken in various areas of its worldwide operations. The Company anticipates that all of the restructuring costs will be paid before the end of the current fiscal year. During the first nine months of fiscal year 2013, the Company recorded restructuring costs totaling $3.7 million, primarily related to workforce reductions in one of the Company's operations in Africa. Substantially all of the restructuring costs incurred in both fiscal years 2014 and 2013 relate to operations that are part of the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2013	2012	2013	2012

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$38,585	$35,542	$122,338	$106,648
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	34,873	31,830	111,201	95,511

Denominator for basic earnings per share
Weighted average shares outstanding	23,216	23,406	23,246	23,361

Basic earnings per share	$1.50	$1.36	$4.78	$4.09

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$34,873	$31,830	$111,201	$95,511
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	3,712	11,137	11,137
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	38,585	35,542	122,338	106,648

Denominator for diluted earnings per share
Weighted average shares outstanding	23,216	23,406	23,246	23,361
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,824	4,800	4,818	4,794
Employee share-based awards	324	311	324	315
Denominator for diluted earnings per share	28,364	28,517	28,388	28,470

Diluted earnings per share	$1.36	$1.25	$4.31	$3.75

For the nine months ended December 31, 2013 and 2012, the Company had the following potentially dilutive securities (stock appreciation rights) outstanding that were not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Nine Months Ended December 31,
	2013	2012

Potentially dilutive securities (shares in thousands)	169	301
Weighted-average exercise price	$62.66	$58.15

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

The consolidated effective income tax rate on pretax earnings was approximately 33% for the quarter and nine months ended December 31, 2013, and approximately 31% for the quarter and nine months ended December 31, 2012. The effective rate for each of the reporting periods was lower than the 35% U.S. federal statutory rate primarily due to the effect of changes in exchange rates on deferred income tax assets and liabilities of foreign subsidiaries. The consolidated effective tax rates for the nine month periods ended December 31, 2013 and 2012 also benefited from a lower net effective tax rate on dividend income from unconsolidated operations.

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

Hedging Strategy for Interest Rate Risk

The Company has receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its outstanding amortizing bank term loan. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The aggregate notional amount of the interest rate swaps is being reduced over a five-year period as payments are made on the loan. At December 31, 2013, the total notional amount of the swaps was approximately $85 million, which corresponded with the outstanding balance of the loan.

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

The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first nine months of fiscal years 2014 and 2013, was as follows:

	Nine Months Ended December 31,
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

Purchases of the 2013 crop were completed in August 2013, and all forward contracts to hedge those purchases matured and settled by that time. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at December 31, 2013, the Company expects to complete the majority of sales of the tobacco and recognize those amounts in earnings during fiscal year 2014.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2014, the Company has entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. Accordingly, the Company has not designated these contracts as hedges for accounting purposes. The notional amount of the contracts totaled approximately $110 million in U.S. dollars at December 31, 2013. No forward contracts were entered for this purpose in fiscal year 2013. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three- and nine-month periods ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2013	2012	2013	2012

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(119)	$(9)	$(65)	$(1,462)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(221)	$(237)	$(676)	$(692)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$—	$—	$(3,352)	$(7,900)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,155)	$(2,759)	$(3,592)	$(8,503)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$(1,839)	$(1,325)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$2,479	$(193)	$(3,226)	$(2,152)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net pretax hedge loss of approximately $0.6 million remained in accumulated other comprehensive loss at December 31, 2013. That balance reflects net losses on settled contracts related to the 2013 crop, less the amount reclassified to earnings related to tobacco sold through December 31, 2013. The majority of the balance in the accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2014 as the remaining 2013 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost of the tobacco sold or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2013 and 2012, and March 31, 2013:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2013	December 31, 2012	March 31, 2013		December 31, 2013	December 31, 2012	March 31, 2013

Derivatives Designated as Hedging Instruments
Interest rate swap agreements designated as cash flow hedges	Other non-current assets	$—	$—	$—	Other long-term liabilities	$1,068	$1,889	$1,679

Forward foreign currency exchange contracts	Other current assets	—	—	—	Accounts payable and accrued expenses	—	—	810
Total		$—	$—	$—		$1,068	$1,889	$2,489

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$1,260	$239	$—	Accounts payable and accrued expenses	$—	$537	$331
Total		$1,260	$239	$—		$—	$537	$331

Substantially all of the Company's forward foreign exchange contracts are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.

NOTE 8.   FAIR VALUE MEASUREMENTS

Universal measures certain financial and nonfinancial assets and liabilities at fair value based on applicable accounting guidance. Those financial assets and liabilities include money market funds, trading securities associated with deferred compensation plans, interest rate swap agreements, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. The application of the fair value guidance to nonfinancial assets and liabilities primarily includes assessments of goodwill and long-lived assets for potential impairment.

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

At December 31, 2013 and 2012, and at March 31, 2013, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	December 31, 2013
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$71,527	$—	$71,527
Trading securities associated with deferred compensation plans	20,131	—	—	20,131
Forward foreign currency exchange contracts	—	1,260	—	1,260
Total financial assets measured and reported at fair value	$20,131	$72,787	$—	$92,918

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$3,450	$3,450
Interest rate swap agreements	—	1,068	—	1,068
Total financial liabilities measured and reported at fair value	$—	$1,068	$3,450	$4,518

	December 31, 2012
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$136,528	$—	$136,528
Trading securities associated with deferred compensation plans	18,907	—	—	18,907
Forward foreign currency exchange contracts	—	239	—	239
Total financial assets measured and reported at fair value	$18,907	$136,767	$—	$155,674

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$5,025	$5,025
Interest rate swap agreements	—	1,889	—	1,889
Forward foreign currency exchange contracts	—	537	—	537
Total financial liabilities measured and reported at fair value	$—	$2,426	$5,025	$7,451

	March 31, 2013
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$174,551	$—	$174,551
Trading securities associated with deferred compensation plans	19,168	—	—	19,168
Total financial assets measured and reported at fair value	$19,168	$174,551	$—	$193,719

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$4,235	$4,235
Interest rate swap agreements	—	1,679	—	1,679
Forward foreign currency exchange contracts	—	1,141	—	1,141
Total financial liabilities measured and reported at fair value	$—	$2,820	$4,235	$7,055

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2013 and 2012 is provided below.

	Nine Months Ended December 31,
(in thousands of dollars)	2013	2012

Balance at beginning of year	$4,235	$5,932
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(6,152)	(5,609)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	5,557	4,825
Change in discount rate and estimated collection period	85	96
Currency remeasurement	(275)	(219)
Balance at end of period	$3,450	$5,025

Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $365 million at December 31, 2013, $401 million at December 31, 2012, and $404 million at March 31, 2013. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

NOTE 9.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors several defined benefit pension plans covering salaried and other year-round employees in the U.S. and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company also sponsors defined benefit plans that provide postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels.

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2013	2012	2013	2012

Service cost	$1,115	$1,229	$137	$151
Interest cost	2,883	3,174	521	582
Expected return on plan assets	(3,517)	(3,544)	(29)	(31)
Settlement costs	—	1,975	—	—
Net amortization and deferral	1,022	2,522	(16)	56
Net periodic benefit cost	$1,503	$5,356	$613	$758

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2013	2012	2013	2012

Service cost	$3,507	$3,499	$406	$445
Interest cost	8,605	9,493	1,561	1,727
Expected return on plan assets	(10,602)	(10,238)	(89)	(93)
Settlement costs	—	3,304	—	—
Net amortization and deferral	5,916	7,886	(50)	156
Net periodic benefit cost	$7,426	$13,944	$1,828	$2,235

During the nine months ended December 31, 2013, the Company made contributions of approximately $10.1 million to its pension plans. Additional contributions of approximately $2.9 million are expected during the remaining three months of fiscal year 2014, including $2.6 million to the Company's ERISA-regulated U.S. plan and $0.3 million to its non-ERISA regulated and other plans.

During the quarter ended September 30, 2013, the Company amended its ERISA-regulated and non-regulated pension plans in the U.S. to change the benefit formula applied to service periods beginning January 1, 2014, to modify early retirement benefit factors, and to cover on a prospective basis certain employees who did not previously participate in the plans. Due to the significance of the amendments on the benefit obligation for the plans, the Company remeasured the plan’s assets and liabilities during the quarter using actuarial assumptions that were updated as of the valuation date. The updated actuarial assumptions included an increase in the discount rate used to calculate the benefit liability, reflecting a general rise in market interest rates since March 31, 2013. The remeasurement resulted in a prior service credit of approximately $19 million. That item, together with other actuarial gains as of the remeasurement date, reduced the aggregate underfunded status of the Company’s pension plans by approximately $40 million, which was recorded through comprehensive income under the applicable accounting guidance.

After the remeasurement, the projected benefit obligation (“PBO”) and the funded status of the Company’s defined benefit pension plans at September 30, 2013, compared to the March 31, 2013 fiscal year end, were as follows:

	Pension Benefits
(in thousands of dollars)	September 30, 2013	March 31, 2013

Projected benefit obligation	$260,689	$299,161
Funded status	(52,484)	(93,219)

The effect of the plan amendments on net periodic benefit cost for fiscal year 2014 is not expected to be material to the Company's results of operations.

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

During the nine-month periods ended December 31, 2013 and 2012, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2013	2012

RSUs:
Number granted	61,600	75,950
Grant date fair value	$60.12	$44.39

PSAs:
Number granted	52,400	60,850
Grant date fair value	$53.56	$38.14

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any other types of stock-based compensation.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the nine-month periods ended December 31, 2013 and 2012, the Company recorded total stock-based compensation expense of approximately $5.1 million and $4.7 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.1 million during the remaining three months of fiscal year 2014.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2013	2012	2013	2012

SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$105,430	$85,521	$250,548	$205,377
Other regions (1)	616,038	551,903	1,442,908	1,461,417
Subtotal	721,468	637,424	1,693,456	1,666,794
Other tobacco operations (2)	46,334	42,605	158,743	149,813
Consolidated sales and other operating revenues	$767,802	$680,029	$1,852,199	$1,816,607

OPERATING INCOME
Flue-cured and burley leaf tobacco operations:
North America	$7,728	$5,235	$18,622	$9,764
Other regions (1)	65,527	59,292	102,797	168,068
Subtotal	73,255	64,527	121,419	177,832
Other tobacco operations (2)	1,373	(1,255)	8,881	8,090
Segment operating income	74,628	63,272	130,300	185,922
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	(1,789)	1,241	(1,755)	192
Restructuring costs (4)	(3,400)	—	(4,708)	(3,687)
Add: Other income (5)	—	—	81,619	—
Consolidated operating income	$69,439	$64,513	$205,456	$182,427

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.

(3)
Equity in pretax (earnings) loss of unconsolidated affiliates is included in segment operating income (Other Tobacco Operations segment), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income and comprehensive income.

(4)	Restructuring costs are excluded from segment operating income, but are included in consolidated operating income in the consolidated statements of income and comprehensive income.

(5)
Other income represents the gain on the favorable outcome of the IPI tax credit case in Brazil (see Note 3). This item is excluded from segment operating income, but is included in consolidated operating income in the consolidated statements of income and comprehensive income.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income attributable to the Company for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
(in thousands of dollars)	2013	2012
Foreign currency translation:
Balance at beginning of year	$(15,555)	$(11,850)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(3,666) and $184)	6,807	(342)
Less: Net loss (gain) on foreign currency translation attributable to noncontrolling interests	523	(292)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	7,330	(634)
Balance at end of period	$(8,225)	$(12,484)

Foreign currency hedge:
Balance at beginning of year	$(855)	$(942)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $478 and $2,634)	(888)	(4,891)
Reclassification to earnings (net of tax benefit of $1,149 and $3,185) (1)	2,135	5,914
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,247	1,023
Balance at end of period	$392	$81

Interest rate hedge:
Balance at beginning of year	$(1,091)	$(727)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $23 and $512)	(42)	(951)
Reclassification to earnings (net of tax benefit of $237 and $242) (2)	439	450
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	397	(501)
Balance at end of period	$(694)	$(1,228)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(58,039)	$(66,842)
Other comprehensive income (loss) attributable to Universal Corporation:
Gains arising during the period (net of taxes of $5,600) (3)	10,400	—
Prior service credit arising during the period (net of taxes of $6,809) (3)	12,646	—
Amortization included in earnings (net of tax benefit of $1,823 and $3,860) (4)	3,385	7,168
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	26,431	7,168
Balance at end of period	$(31,608)	$(59,674)

Total accumulated other comprehensive income (loss) at end of period	$(40,135)	$(73,305)
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
(3) The Company remeasured the assets and liabilities of its U.S. pension plans during the second quarter of fiscal year 2014 to reflect the effect of plan amendments adopted during the period. These items arose from the plan remeasurement. See Note 9 for additional information.
(4) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 9 for additional information.

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the nine months ended December 31, 2013 and 2012 is as follows:

	Nine Months Ended December 31, 2013			Nine Months Ended December 31, 2012
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,258,571	$29,086	$1,287,657	$1,183,451	$22,539	$1,205,990
Changes in common stock
Issuance of common stock	457	—	457	493	—	493
Repurchase of common stock	(2,049)	—	(2,049)	(969)	—	(969)
Accrual of stock-based compensation	5,059	—	5,059	4,686	—	4,686
Withholding of shares from stock-based compensation for grantee income taxes (SARs, RSUs, and PSAs)	(2,381)	—	(2,381)	(2,970)	—	(2,970)
Dividend equivalents on RSUs	439	—	439	430	—	430

Changes in retained earnings
Net income	122,338	5,608	127,946	106,648	7,586	114,234
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(11,137)	—	(11,137)	(11,137)	—	(11,137)
Common stock	(35,066)	—	(35,066)	(34,600)	—	(34,600)
Repurchase of common stock	(12,096)	—	(12,096)	(4,681)	—	(4,681)
Dividend equivalents on RSUs	(439)	—	(439)	(430)	—	(430)

Other comprehensive income (loss)	35,405	(523)	34,882	7,056	292	7,348

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(1,962)	(1,962)	—	(1,945)	(1,945)
Balance at end of period	$1,359,101	$32,209	$1,391,310	$1,247,977	$28,472	$1,276,449

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

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in the first half of the fiscal year, we generally see inventory levels and other working capital items decrease in the second half of our fiscal year as crops in Africa and South America are being shipped. By December 31, 2013, we saw the beginning of the seasonal contraction in our working capital levels with inventory levels declining, cash flow provided by operations increasing, cash balances increasing, and debt levels decreasing from September 30, 2013 levels. We funded our working capital needs for the nine months ended December 31, 2013, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows.  Larger crops and higher green prices for tobacco in many origins increased our working capital needs this year.
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

Operating Activities
We used $14.2 million in net cash flows to fund our operating activities during the nine months ended December 31, 2013. During the same period last fiscal year, our operations provided $201.7 million in net cash flows. Our funding needs were significantly larger this year due to elevated working capital requirements from higher green prices and larger crops in many origins. Tobacco inventory increased by $218.5 million from March 31, 2013 levels to $841.8 million at December 31, 2013 on seasonal leaf purchases. Tobacco inventory levels were $98.9 million higher than December 31, 2012 levels principally due to larger crops, particularly in Africa, and higher green leaf prices in most origins. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.
We generally do not purchase material quantities of tobacco on a speculative basis. The majority of our inventories are not considered to be at risk as they are committed for sale to customers. At December 31, 2013, our uncommitted inventories were

$111.7 million, or about 13% of total tobacco inventory, compared to $117.0 million, or about 19% of our March 31, 2013 inventory, and $76.8 million, or about 10% of our December 31, 2012 inventory. The percentage of uncommitted inventories at December 31, 2013, and December 31, 2012, were below the normal range for our business and reflected leaf sales in fiscal years 2013 and 2012 that depleted uncommitted inventories.
Our balance sheet accounts displayed our normal seasonal patterns in the nine months ended December 31, 2013, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances decreased by $176.0 million from March 31, 2013 levels, as we used cash to fund seasonal working capital needs and reduce long-term debt by $32.5 million. Those balances increased by $117.2 million from September 30, 2013 levels on crop shipments. Accounts receivable decreased by $72.6 million compared to March 31, 2013, on collections on prior shipments, net of new current crop receivables, and accounts payable decreased by $29.4 million from March 31, 2013 levels primarily due to seasonal crop deliveries.
Cash and cash equivalent balances of $191.9 million at December 31, 2013, are down $149.7 million from December 31, 2012 levels in part due to higher working capital needs and net repayments of long-term debt of about $35.0 million. In the quarter ended March 31, 2013, we also cash collateralized our guarantee for the E.U. fine under appeal with a bank deposit (approximately $53 million at December 31, 2013), which decreased cash and cash equivalent balances and increased other current assets. Accounts payable and accrued expenses increased by $31.4 million mainly due to the reclassification of the liability for our E.U. fine under appeal from a long-term to a current liability. Accounts payable - unconsolidated affiliates increased by $32.2 million over December 31, 2012 levels due to shipment timing.

Investing Activities

During the nine months ended December 31, 2013 and 2012, we invested about $30.8 million and $23.6 million, respectively, in our property, plant, and equipment. Depreciation expense was approximately $29.1 million and $32.4 million, respectively, for the nine months ended December 31, 2013 and 2012. Our intent is to limit routine capital spending to a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we identify opportunities that may require significant capital investment to improve efficiencies, add value for our customers, and position us for future growth. In November 2013 we announced that we had approved spending of approximately $50 million for several new capital projects involving infrastructure investment which we expect to fund over the next two fiscal years. The largest project is in Mozambique, where we are expanding tobacco production and processing capabilities to meet strong customer demand. The rest of these projects involve efficiency improvements and expanded services to meet the needs of our customers.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by about $145.4 million to $300.3 million during the nine months ended December 31, 2013, primarily due to seasonal working capital requirements. Net debt as a percentage of net capitalization of approximately 18% at December 31, 2013, was up from the December 31, 2012 level of approximately 14%, and reflected higher working capital requirements this fiscal year due to larger crops and higher green prices, as well as the cash collateralization of our E.U. fine guarantee. It was also up from about 11% at March 31, 2013. As of December 31, 2013, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. We had $450.0 million available under a committed revolving credit facility that will mature in November 2016 and $191.9 million in cash and cash equivalents. Our short-term debt totaled $72.3 million, and we had $115.0 million of current maturities of long-term debt. In addition, we had about $351.6 million in unused, uncommitted credit lines. In October 2013, we repaid our $200 million 5.2% medium term note at maturity, and we entered into a new bank credit agreement that established a funded $175 million five-year unsecured term loan facility. The new facility matures in October 2018. Loans outstanding under the new facility currently bear interest at LIBOR plus 1.50% (1.6875% on January 27, 2014) and may be prepaid at any time without premium or penalty. The financial covenants under the new facility are substantially similar to those of our committed revolving credit facility and require that we maintain a minimum level of tangible net worth and observe limits on debt levels.
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
During the quarter ended September 30, 2013, we made changes to certain of our U.S. defined benefit pension plans which reduced our benefit obligations. Due to the significance of these changes, we remeasured the plans' assets and liabilities using updated actuarial assumptions. This remeasurement resulted in a reduction of the aggregate unfunded status of our pension plans by approximately $40 million.
In November 2011, our Board of Directors approved a $100 million share repurchase program that was replaced in November 2013. The purchases under this program were carried out from time to time on the open market. During the nine months ended December 31, 2013, we purchased 238,486 shares of common stock at an aggregate cost of $14.1 million (average price per share of $59.31), based on trading dates. On November 5, 2013, we announced that our Board of Directors had approved a new authorization for the purchase of up to $100 million of equity securities through November 15, 2015. The purchases may be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. As of December 31, 2013, our available authorization under the repurchase program was $100 million, and we had approximately 23.2 million common shares outstanding.
Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2013, the fair value of our outstanding interest rate swap agreements was a liability of about $1.1 million, and the notional amount swapped was approximately $85.0 million. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable-rate amortizing term loan. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At December 31, 2013, we had no open hedge contracts for those purposes. We had other forward contracts outstanding that were not designated as hedges for accounting purposes, and the fair value of those contracts was an asset of about $1.3 million at December 31, 2013.

Results of Operations

Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. The total for segment operating income referred to in the discussion below is a non-GAAP measure. This measure is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and it may not be comparable to similarly titled measures reported by other companies. We have provided a reconciliation of the total for segment operating income to consolidated operating income in Note 11. "Operating Segments" to the consolidated financial statements in Item 1. We evaluate our segment performance excluding certain significant charges or credits. We believe this measure, which excludes these items that we believe are not indicative of our core operating results, provides investors with important information that is useful in understanding our business results and trends.

Net income for the third quarter of fiscal year 2014, which ended December 31, 2013, was $38.6 million, or $1.36 per diluted share, compared with net income for the prior year’s third fiscal quarter of $35.5 million, or $1.25 per diluted share. The fiscal year 2014 results included restructuring costs of $3.4 million, or $0.08 per diluted share, primarily related to the consolidation of processing facilities in Brazil. Segment operating income for the third fiscal quarter of $74.6 million increased 18% compared with the previous year on combined earnings improvement in every segment. Similarly, consolidated revenues increased by 13% to $767.8 million on higher overall volumes mainly due to the current season’s larger African crops, partly offset by lower volumes in Brazil.
Net income for the nine months ended December 31, 2013, was $122.3 million, or $4.31 per diluted share, compared with $106.6 million, or $3.75 per diluted share for the same period last year. The current year’s results included a gain in the first fiscal quarter of $81.6 million before tax ($53.1 million after tax, or $1.87 per diluted share), from the favorable outcome of litigation in Brazil related to previous years’ excise tax credits. The nine months’ results also included pretax restructuring costs of $4.7 million ($0.11 per share) and $3.7 million ($0.05 per share) for fiscal years 2014 and 2013, respectively. Segment operating income, which excludes those unusual items, was $130.3 million for the nine-month period, a decrease of $55.6 million from the prior year. That reduction was mainly attributable to weaker margins in Brazil from higher green leaf costs, increased selling general and administrative costs, and the prior year’s higher sales of carryover and uncommitted inventories. Revenues increased by 2% to $1.9 billion for the first nine months of fiscal year 2014, on slightly lower volumes at higher prices.

Flue-cured and Burley Leaf Tobacco Operations

Third Quarter
Operating income for the flue-cured and burley tobacco operations, which include the North America and Other Regions segments, increased by $8.7 million to $73.3 million for the third quarter of fiscal year 2014, compared to the same period last year on improved results in both segments. Revenues for the group of $721.5 million were up 13% for the third quarter of fiscal year 2014 versus the same period of the prior year, on higher volumes at higher average prices. Operating income for the Other Regions segment was up by 11% to $65.5 million compared with the prior year. Improved results for the quarter from shipments of larger current crops in Africa mitigated weaker results from our South American operations from higher green leaf prices there, a less favorable product mix, and lower old crop sales. Results for the segment were also aided by an improved sales mix in Europe, and larger trading volumes and a favorable product mix in Asia. Selling, general, and administrative expenses for the Other Regions segment were up for the quarter, due primarily to higher provisions for suppliers compared to the same period last year, which benefited from recoveries in several origins. Revenues for the Other Regions segment increased by 12% to $616.0 million for the third quarter on higher volumes.
Operating income for the North America segment for the third quarter of fiscal year 2014 was $7.7 million, up $2.5 million compared to the same period of the prior year, on higher shipments, a more favorable product mix, and lower overheads, including postretirement benefit costs. Revenues for this segment increased 23% to $105.4 million on those higher volumes and improved product mix.

Nine Months

Operating income for the flue-cured and burley tobacco operations, was $121.4 million for the nine months ended December 31, 2013, compared to $177.8 million for the prior year’s comparable period, reflecting lower results in the Other Regions segment, offset in part by increased earnings for the North America segment. Revenues of $1.7 billion for the nine months ended December 31, 2013, were relatively flat compared with the same period of the previous year. Earnings for the Other Regions segment were $102.8 million, a decrease of $65.3 million from earnings of $168.1 million for the first nine months of fiscal year 2013. The reduction was driven primarily by results in South America, where volatile market conditions and sharply higher green leaf prices pressured margins as buying programs were reduced. Results were also affected by a reduction in carryover shipments in Brazil and a less favorable product mix in Africa. Selling, general, and administrative expenses for the segment were substantially higher, primarily due to unfavorable net foreign currency remeasurement and exchange comparisons, as current year losses compared to gains in the prior year, mostly in Africa, South America, and Asia. Revenues for this segment were down by about 1% to $1.4 billion, reflecting those lower volumes and product mix, partly offset by higher average green leaf prices.
Operating income for the North America segment for the nine months ended December 31, 2013, increased by $8.9 million to $18.6 million compared with the same period of the previous year, mainly due to increased volumes in Mexico and Guatemala, improved product mix, and lower overheads, including postretirement benefit costs. Similarly, revenues for this segment increased 22% to $250.5 million on those higher volumes and green leaf costs.

Other Tobacco Operations

The Other Tobacco Operations segment operating income was up $2.6 million to $1.4 million for the third fiscal quarter and up 10% to $8.9 million for the nine months ended December 31, 2013, compared with the same period of the prior year, influenced mainly by improved operating income for the oriental joint venture. For the nine-month period, oriental volumes and revenues were higher, and during both periods, earnings were also supported by a more favorable product mix, almost fully offset by higher currency losses on Turkish lira devaluation during the fiscal year. Results for our dark tobacco operations were down for the quarter and the nine months ended December 31, 2013, as earnings improvements from margins and product mix were outweighed by higher foreign currency remeasurement and exchange losses, mainly from rupiah devaluation in Indonesia. Revenues for this segment increased for the third fiscal quarter by 9% to $46.3 million, and by 6% to $158.7 million for the nine months ended December 31, 2013. The increases in both periods were largely attributable to the timing of shipments of oriental tobaccos into the United States.

Other Information
Cost of goods sold increased by about 13% to $628.5 million for the three months ended December 31, 2013, consistent with higher volumes for the period, and was up about 4%, to $1.5 billion, for the nine months ended December 31, 2013, reflecting higher green leaf costs compared with the same period of the previous year. Selling, general, and administrative costs increased by

$5.5 million in the third fiscal quarter and $32.1 million for the nine-month period, compared with the respective prior periods. The third fiscal quarter increase was mainly attributable to last year’s recoveries on provisions for suppliers, while the large increase in the nine months of this fiscal year was primarily related to unfavorable comparisons from currency remeasurement and exchange losses. Those losses amounted to $17.7 million compared with gains of $9.6 million in the nine months ended December 31, 2012.
Interest expense of $5.2 million for the third quarter of fiscal year 2014 and $16.6 million for the nine months ended December 31, 2013, decreased by about 9% and 7%, respectively, compared to the prior year. The reduction was mostly due to lower interest rates on lower average debt levels during the periods. The consolidated effective income tax rate for the quarter and nine months ended December 31, 2013, was approximately 33%, while the comparable rate for the quarter and nine months ended December 31, 2012, was approximately 31%. The rates for all periods were lower than the 35% federal statutory rate mainly because of changes in exchange rates on deferred income tax assets and liabilities as well as lower effective rates on dividend income from certain foreign subsidiaries.
In the first fiscal quarter of 2014, we recorded a $81.6 million gain resulting from the favorable conclusion during the quarter of a longstanding lawsuit challenging the Brazilian government’s denial of our rights to claim certain excise tax credits generated in previous years. The outcome of the case entitles us to the previously denied excise tax credits, as well as additional credits for interest from the dates the tax credits should have been available (approximately $104 million at the date the lawsuit was concluded). All avenues of appeal by either party were exhausted, and we are now permitted to utilize the total amount of the credits to offset future federal tax obligations for a period of up to five years. The amount of the gain, which is reported in Other Income, reflects our current estimate of the actual tax credits that are likely to be realized before they expire.
On October 15, 2013, we repaid at maturity $200 million principal amount of 5.2% medium term notes. Subsequently, we entered into a $175 million senior term loan agreement with a group of banks. The loan is unsecured and matures in five years. Loans outstanding under the agreement currently bear interest at LIBOR plus 1.50% and may be prepaid at any time without premium or penalty. The financial covenants under the new term loan agreement are substantially similar to those of our $450 million senior unsecured committed revolving credit facility, including maintaining a minimum level of tangible net worth and observing limits on debt levels.

General Overview

As we expected, we had a strong third quarter, with shipment volumes exceeding those of last year’s third quarter and operating profit improvements in each segment. These improvements are helping to offset a portion of the large declines we reported in the first half of the year. Those declines primarily resulted from the lower levels of carryover volumes, the weaker margins from higher green prices in Brazil, and the negative foreign currency and exchange loss comparisons. The fourth fiscal quarter’s processing and shipping schedules are proceeding normally, and we expect our volumes shipped in this fiscal year’s second half to exceed those for the same period last year.
We believe that one of our strengths is our ability to manage our business well in uncertain global markets. While it is still very preliminary, the current outlook for the 2014 crops, which will impact our fiscal year 2015 results, indicates increased production in some origins. At the same time, there are possible reductions in cigarette manufacturers’ needs due to lower cigarette sales in Europe and the United States. However, our uncommitted inventories remain at relatively low levels.
Our focus remains on efficiently managing our business and positioning ourselves to meet the needs of our customers and suppliers while delivering consistent results to our shareholders. We believe that there are opportunities to grow our business by investing in projects that bring additional value and services to our customers. We continue to make good progress on the programs announced in October to expand our leaf production and processing capacity in Mozambique and to enhance production efficiency in several other origins. Our balance sheet remains strong, with cash balances climbing about $117 million and debt balances falling about $150 million during the quarter ended December 31, 2013, leaving us well-positioned to comfortably fund our capital projects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of December 31, 2013, tobacco inventory of $842 million included $730 million in inventory that was committed for sale to customers and $112 million that was not committed. Committed inventory, after deducting about $60 million in customer deposits, represents our potential net exposure of about $670 million. We normally maintain a portion of our debt at variable interest rates in order to mitigate such interest rate risk related to carrying fixed-rate debt. We also periodically have large cash balances that we use to fund seasonal purchases of tobacco. These cash balances reduce our financing needs. Debt carried at variable interest rates was approximately $247 million at December 31, 2013. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $2 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects our average committed inventory levels over time.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, Universal Corporation and Deltafina each filed appeals in the General Court ("General Court"). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina has appealed the decision of the General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. We expect the appeal to be decided during calendar year 2014. Any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended December 31, 2013:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1, 2013 to October 31, 2013	—	$—	—	$77,224,251
November 1, 2013 to November 30, 2013	—	—	—	100,000,000
December 1, 2013 to December 31, 2013	—	—	—	100,000,000
Total	—	$—	—

(1)
Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 8, 2011. It authorized the purchase of up to $100 million of our common stock in open market or privately negotiated transactions, subject to market conditions and other factors. This program ended on November 5, 2013, when it was superseded by a new program. The new stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2013. This stock repurchase plan authorizes the purchase of up to $100 million of our common stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on the earlier of November 15, 2015, or when we have exhausted the funds authorized for the program.

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2013 and 2012, (ii) the Consolidated Balance Sheets at December 31, 2013, December 31, 2012 and March 31, 2013, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 6, 2014	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)