Form 10-K
period 2014-03-31
UNIVERSAL CORP /VA/
filed 2014-05-23
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2014
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
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2013, the last day of the registrant's most recently completed second fiscal quarter, was approximately $948 million.
As of May 20, 2014, the total number of shares of common stock outstanding was 23,223,810.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the 2014 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

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
Overview
We are the leading global leaf tobacco supplier. We operate in over 30 countries on five continents. Tobacco has been our principal focus since our founding in 1918. The largest portion of our business involves procuring and processing flue-cured and burley leaf tobacco for manufacturers of consumer tobacco products. Our reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco-related services. We generated approximately $2.5 billion in consolidated revenues and earned $175.2 million in total segment operating income in fiscal year 2014. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

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
General
Our primary business is procuring, financing, processing, packing, storing, and shipping leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Procuring leaf tobacco involves contracting with, providing agronomy support to, and financing farmers in many origins. We do not manufacture cigarettes or other consumer tobacco products. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing countries around the world, we contract, purchase, process, and sell flue-cured and burley tobaccos, as well as dark air-cured and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, service cutting for select manufacturers, manufacturing reconstituted leaf tobacco, and managing just-in-time inventory. Recently, we formed a joint venture to supply liquid nicotine to the e-cigarette industry and a new business to produce high-quality dehydrated and juiced fruit and vegetable products.
We generate our revenues from product sales, processing fees, and fees for other services. Sales to our five largest customers, with whom we have longstanding relationships, have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years.  Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2014, our flue-cured and burley operations accounted for 90% of our revenues and 89% of our segment operating income.
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
We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world. We estimate that we have historically handled, through leaf sales and processing, between 35% and 45% of the annual production of such tobaccos in Africa and between 15% and 25% in Brazil. These percentages can change from year to year based on the size, price, and quality of the crops. Recently, as tobacco growing regions have expanded in Africa, we have handled a larger proportion of the crops there. We also handled between 25% and 35% of the flue-cured and burley tobacco produced in North America in fiscal year 2014. The majority of this tobacco was sourced in the United States, where we sell processed U.S. tobacco to cigarette manufacturers and process U.S. flue-cured and burley tobacco on a fee basis. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in Socotab, L.L.C., a leading processor and supplier of oriental tobaccos. In addition, we maintain a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position.
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
Sales are made by our sales force and, to a much smaller degree, through the use of commissioned agents. Most customers are long-established tobacco product manufacturers. Customer contract arrangements vary around the world and may include fixed pricing or cost plus arrangements. Discussions of a customer’s longer-term needs may begin as early as one to two years in advance of a particular crop purchase. These discussions are key to our future crop production planning. Prior to planting each year, we use early customer indications for type, style, processing, and volume requirements from the upcoming season’s crop to help us determine our farmer contracting and grower input needs in our origins. We work with our farmers and customers continually throughout the crop season. As crops progress, a customer’s early indications may be refined based upon emerging crop qualities and quantities and market pricing expectations. Ultimately, purchase agreements specifying quantity, quality, grade and price are executed, leading to committed inventory allocations of harvested green or processed leaf that we already have acquired.

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
Customers
A material part of our business is dependent upon a few customers. Our five largest customers are Philip Morris International, Inc., Imperial Tobacco Group, PLC, British American Tobacco, PLC, China Tobacco International, Inc., and Japan Tobacco, Inc.  In the aggregate, these customers have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years.  For the fiscal year ended March 31, 2014, each of Philip Morris International, Inc. and Imperial Tobacco Group, PLC, including their respective affiliates, accounted for 10% or more of our revenues, while British American Tobacco, PLC and China Tobacco International, Inc. each accounted for between 8% and 10% of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have longstanding relationships with all of these customers.
We had commitments from customers for approximately $468 million of the tobacco in our inventories at March 31, 2014. Based upon historical experience, we expect that at least 80% of such orders will be delivered during fiscal year 2015. Most of our product requires shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.
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
Reportable Segments
We evaluate the performance of our business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and burley leaf tobacco operations for supply to cigarette manufacturers. Our Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and our Oriental business supplies oriental tobacco to cigarette manufacturers. Our Special Services group primarily provides laboratory services, including physical and chemical product testing, e-cigarette and e-liquid testing, and smoke testing for customers. Our liquid nicotine joint venture and our fruit and vegetable ingredients business are included in the Special Services group.
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
Financial Information about Segments
Our North America and Other Regions reportable segments, which represent our flue-cured and burley tobacco operations, accounted for 14% and 76% of our revenues and 13% and 76% of our segment operating income, respectively, in fiscal year 2014. Our Other Tobacco Operations reportable segment accounted for 10% of our revenues and 11% of our segment operating income in fiscal year 2014. Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years, along with segment assets for each reportable segment at March 31, 2014, 2013, and 2012, are set forth in Note 15 to the consolidated financial statements, which are included in Item 8 of this Annual Report. Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 15 to the consolidated financial statements.

C.	Employees
We employed over 26,000 employees throughout the world during the fiscal year ended March 31, 2014. We estimated this figure because the majority of our personnel are seasonal employees.

D.	Research and Development
We did not expend material amounts for research and development during the fiscal years ended March 31, 2014, 2013, or 2012.

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
When we contract directly with tobacco farmers or tobacco farmer cooperatives, which is the method we use to purchase tobacco in most countries, we bear the risk that the tobacco delivered may not meet customer quality and quantity requirements. If the tobacco does not meet such market requirements, we may not be able to fill all of our customers’ orders, and such failure would have an adverse effect on profitability and results of operations. Because in a contract market our obligation is to purchase the entire tobacco plant, which encompasses many leaf styles, we also have a risk that not all of that production will be readily marketable at prices which support acceptable margins. In addition, in many foreign countries where we purchase tobacco directly from farmers, we provide them with financing. Unless we receive marketable tobacco that meets the quality and quantity specifications of our customers, we bear the risk that we will not be able to fully recover our crop advances or recover them in a reasonable period of time.
The leaf tobacco industry is highly competitive, and we are heavily reliant on a few large customers.
We are one of two major independent global competitors in the highly competitive leaf tobacco industry, both of whom are reliant upon a few large customers. The loss of one of those large customers or a significant decrease in their demand for our products or services could significantly decrease our sales of products or services, which would have a material adverse effect on our results of operations. The competition among leaf tobacco suppliers and dealers is based on the ability to meet customer requirements in the buying, processing, and financing of tobacco, and on the price charged for products and services. We believe that we consistently meet our customers’ requirements and charge competitive prices. Because we rely upon a few significant customers, the consolidation or failure of any of these large customers, or a significant increase in their vertical integration, could contribute to a significant decrease in our sales of products and services.
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
As a leaf tobacco supplier, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for tobacco, which is based upon customers’ expectations of their future requirements, can change from time to time depending upon factors affecting the demand for their products. Our customers’ expectations and their demand for leaf tobacco are influenced by a number of factors, including:

•	trends in the global consumption of cigarettes,

•	trends in consumption of cigars and other tobacco products,

•	trends in consumption of alternative tobacco products, such as e-cigarettes, and

•	levels of competition among our customers.
The world supply of leaf tobacco at any given time is a function of current tobacco production, inventories held by manufacturers, and the uncommitted stocks of leaf tobacco held by leaf tobacco suppliers. Production of tobacco in a given year may be significantly affected by such factors as:

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
Numerous other legislative and regulatory anti-smoking measures have been proposed at the federal, state, and local levels. About 5% of cigarettes manufactured worldwide are consumed in the United States.
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
Certain recommendations by the WHO, through the FCTC, may cause shifts in customer usage of certain styles of tobacco. As seen in countries like Canada and Brazil and in the European Union, efforts have been taken to eliminate ingredients from the manufacturing process for tobacco products. Such decisions could cause a change in requirements for certain styles of tobacco in particular countries. Shifts in customer demand from one type of tobacco to another could create sourcing challenges as requirements move from one origin to another.
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
We have used currency hedging strategies to reduce our foreign currency exchange rate risks in some markets. In addition, where we source tobacco in countries with illiquid or nonexistent forward foreign exchange markets, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale and by minimizing our net investment in these countries. To the extent that we have net monetary assets or liabilities in local currency, and those balances are not hedged, we may have currency remeasurement gains or losses that will affect our results of operations.
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
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2014 were the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefits plan” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2014, the projected benefit obligation of our U.S. pension plan was $208 million and plan assets were $194 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 11 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
Item 1B. Unresolved Staff Comments
None

Item 2.      Properties
We own the following significant properties (greater than 500,000 square feet):

Location	Principal Use	Building Area
		(Square Feet)
Flue-Cured and Burley Leaf Tobacco Operations:
North America:
United States
Nash County, North Carolina	Factory and storages	1,312,000

Other Regions:
Brazil
Santa Cruz	Factory and storages	2,386,000

Malawi
Lilongwe	Factory and storages	942,000

Mozambique
Tete	Factory and storages	748,000

Philippines
Agoo, La Union	Factory and storages	770,000

Tanzania
Morogoro	Factory and storages	803,000

Zimbabwe
Harare (1)	Factory and storages	1,445,000

Other Tobacco Operations:
United States
Lancaster, Pennsylvania	Factory and storages	793,000

(1)	Owned by an unconsolidated subsidiary.
We lease headquarters office space of about 50,000 square feet at 9201 Forest Hill Avenue in Richmond, Virginia, which we believe is adequate for our current needs.
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

Item 3.   Legal Proceedings
European Commission Fines in Italy
In 2002, we reported that we were aware that the European Commission (the “Commission”) was investigating certain aspects of the leaf tobacco markets in Italy. One of our subsidiaries, Deltafina S.p.A. (“Deltafina”), buys and processes tobacco in Italy. We reported that we did not believe that the Commission investigation in Italy would result in penalties being assessed against us or our subsidiaries that would be material to our earnings. The reason we held this belief was that we had received conditional immunity from the Commission because Deltafina had voluntarily informed the Commission of the activities that were the basis of the investigation.
On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, Universal Corporation and Deltafina each filed appeals in the General Court of the European Union (“General Court”). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. Any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision. We have been notified by the Court that its decision on the appeal will be issued on June 12, 2014.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2014
Cash dividends declared	$0.50	$0.50	$0.51	$0.51
Market price range:
High	61.46	63.36	54.60	58.99
Low	54.45	48.43	50.06	49.84
Fiscal Year Ended March 31, 2013
Cash dividends declared	$0.49	$0.49	$0.50	$0.50
Market price range:
High	47.40	51.10	52.25	58.36
Low	44.08	44.03	45.62	51.29
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under the terms of our Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), we may not declare or pay dividends on our common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid. The Preferred Stock contains provisions that prohibit the payment of cash dividends if certain income and shareholders’ equity levels are not met. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2014. At May 20, 2014, there were 1,286 holders of record of our common stock. See Notes 6 and 12 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
The following table summarizes our repurchases of our common stock during the three-month period ended March 31, 2014:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1, 2014 to January 31, 2014	—	$—	—	$100,000,000
February 1, 2014 to February 28, 2014	—	—	—	100,000,000
March 1, 2014 to March 31, 2014	—	—	—	100,000,000
Total	—	$—	—

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

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,542,115	$2,461,699	$2,446,877	$2,571,527	$2,491,738
Segment operating income (1)	$175,175	$232,757	$223,548	$257,925	$279,585
Operating income	$246,151	$223,009	$180,304	$254,600	$257,209
Net income	$155,155	$140,919	$100,819	$164,550	$170,345
Net income attributable to Universal Corporation (2)	$149,009	$132,750	$92,057	$156,565	$168,397
Earnings available to Universal Corporation common shareholders	$134,159	$117,900	$77,207	$141,715	$153,547
Return on beginning common shareholders’ equity	12.8%	12.1%	7.9%	15.6%	18.8%
Earnings per share attributable to Universal Corporation common shareholders:
Basic	$5.77	$5.05	$3.32	$5.94	$6.21
Diluted	$5.25	$4.66	$3.25	$5.42	$5.68

Financial Position at Year End
Current ratio	3.68	2.80	4.31	3.08	2.75
Total assets	$2,270,907	$2,306,155	$2,266,919	$2,227,867	$2,371,040
Long-term obligations	$240,000	$181,250	$392,500	$320,193	$414,764
Working capital	$1,218,270	$1,123,376	$1,297,921	$1,065,883	$1,078,077
Total Universal Corporation shareholders’ equity	$1,378,230	$1,258,571	$1,183,451	$1,185,606	$1,122,570

General
Ratio of earnings to fixed charges	10.73	8.87	7.53	9.41	9.43
Ratio of earnings to combined fixed charges and preference dividends	5.49	4.69	4.07	5.17	5.29
Number of common shareholders	1,295	1,354	1,408	1,447	1,518
Weighted average common shares outstanding:
Basic	23,239	23,355	23,228	23,859	24,732
Diluted	28,392	28,478	28,339	28,888	29,662
Dividends per share of convertible perpetual preferred stock (annual)	$67.50	$67.50	$67.50	$67.50	$67.50
Dividends per share of common stock (annual)	$2.02	$1.98	$1.94	$1.90	$1.86
Book value per common share	$50.19	$44.79	$41.73	$41.85	$37.39
(1) The Company evaluates the performance of its segments based on operating income after allocated overhead expenses (excluding significant charges or credits), plus equity in the pretax earnings of unconsolidated affiliates. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report.
(2) We hold less than a 100% financial interest in certain consolidated subsidiaries, and a portion of net income is attributable to the noncontrolling interests in those subsidiaries.

The calculations of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preference dividends are shown in Exhibit 12. Fixed charges primarily represent interest expense we incurred during the designated fiscal year, and preference dividends represent the pre-tax equivalent of dividends on preferred stock.
Significant items included in the operating results in the above table are as follows:

•
Fiscal Year 2014 – an $81.6 million gain resulting from the favorable outcome of litigation by the Company’s operating subsidiary in Brazil related to previous years’ excise tax credits. The effect of the gain was an increase in net income of $53.1 million, or $1.87 per diluted share. In addition to the gain, we recorded restructuring costs of $6.7 million, primarily related to the closure of a tobacco processing facility in Brazil and the consolidation of these operations into our main processing facility there. The restructuring costs reduced net income by $4.4 million and diluted earnings per share by $0.15.

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

•
Fiscal Year 2011 – a $7.4 million reversal of a portion of a charge recorded in fiscal year 2005 to accrue a fine imposed by the European Commission on Deltafina, S.p.A., our subsidiary in Italy, related to tobacco buying practices in Spain. The reversal reflected a favorable European Union’s General Court decision in Deltafina’s appeal of the fine. We also recorded a $19.4 million gain on the assignment of farmer contracts and sale of related assets in Brazil to an operating subsidiary of a major customer. In addition to those items, which benefited fiscal year 2011 earnings, we recorded $21.5 million in restructuring and impairment costs during the year. A significant portion of those costs related to our decision to close our leaf tobacco processing operations in Canada and sell the assets of those operations. Restructuring charges were also recorded to recognize costs associated with voluntary early retirement offers in our U.S. operations and additional voluntary and involuntary separations in various other locations. On a combined basis, the net effect of these items increased income before income taxes by $5.3 million, and increased net income by $3.3 million, or about $0.12 per diluted share.

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
OVERVIEW
We are the leading global leaf tobacco supplier. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We hold a strategic position in the world leaf markets where we work closely with both our customers and farmers to ensure that we deliver a compliant product that meets our customers' needs while promoting a strong supplier base. We adapt to meet changes in customer requirements as well as broader changes in the leaf markets while continuing to provide the stability of supply and high level of service that distinguishes us in the marketplace. We believe that we have successfully met the needs of both our customers and suppliers while adapting to changes in leaf markets. Consequently, we have delivered strong results to our shareholders. Over the last three fiscal years, we have strengthened our balance sheet by repaying $128 million in debt, generated over $430 million in net cash flow from operations, and returned almost $209 million to our shareholders through a combination of dividends and share repurchases.
In fiscal year 2012, we had a slow start to the tobacco buying season, which is typical in a cycle of oversupply as both customers and farmers delayed action to evaluate market development. However, selling activity increased after prices declined at both the farm and the supplier and dealer levels. We experienced lower margins as a result of the oversupplied market conditions. In Brazil, we also saw the effect in our first quarter of reduced sales of leaf due to the assignment of some of our farmer contracts to a subsidiary of Philip Morris International during fiscal year 2011. Processing volumes in North America decreased due to processing contracts that expired in 2011. We continued to make progress on our restructuring programs in several regions, to further reduce operating cost structures where necessary. Earnings were negatively impacted by a charge related to the rejection of our European Commission fine appeal.
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
We performed well in the face of a challenging environment in fiscal year 2014, and our underlying business and customer relationships remain strong. Given the larger crops this year, shipping volumes in the second half of fiscal year 2014 exceeded those in the comparable period last year. These increased volumes partially offset lower levels of carryover volumes in the first half of the year, weaker margins in Brazil, and negative foreign currency remeasurement and exchange loss comparisons this year. Our higher working capital cash requirements this year were a sharp contrast to the returns of working capital seen in fiscal year 2013, when we had the advantage of sales of uncommitted inventory and large carryover crops that bolstered cash flows. In fiscal year 2014, purchases of larger crops, tighter margins in Brazil from higher green leaf costs, and investments in production growth in Africa utilized much of the substantial levels of cash flow from the previous fiscal year. Despite these requirements, we maintained our strong financial position this year reducing debt by $80 million, and we continued to reward our shareholders with more than $75 million in dividends and share repurchases.
Margins in fiscal year 2014 were affected by volatile Brazilian leaf markets, but this has not been a factor in the current crop season. Moving into fiscal year 2015, the Brazilian season has begun slowly, with delayed sales and purchases as farmers and customers monitor market developments. Production volumes there are similar to last year’s crop, and the flue-cured crop quality is lower than average. Our uncommitted inventories were higher at March 31, 2014, due in part to the slow start to the selling season in Brazil. In Africa, the markets have opened at a normal pace, and there are production volume increases in certain origins. At the same time, due to declines in the U.S. and Western European retail cigarette sales, we may see some reductions in purchases of certain styles of tobacco, as customers adjust their inventory durations. Given the increased production and potential customer inventory adjustments, we expect an oversupply of tobacco in fiscal year 2015, which may lead to lower leaf prices that typify such cycles.
Our strategy remains focused on efficiently managing our business, meeting our customers’ and suppliers’ evolving needs, and returning value to our shareholders. We continue to invest in opportunities to improve our business and to promote sustainable, compliant leaf production. Our long-term outlook for Africa remains strong, consistent with our ongoing investments to both expand production this year in Mozambique to serve our customers’ requirements and to enhance production efficiency in several other African origins. We also continue to seek out growth opportunities that enhance our value and help to sustain tobacco growers. Last month, we announced our new food ingredient business which we believe is not only an attractive business opportunity, but provides tobacco growers with a new market for sweet potatoes, which are often grown in rotation with tobacco. We are excited about our future and believe that we are well positioned to manage the cycles inherent in our industry while successfully executing on our strategy.
RESULTS OF OPERATIONS
Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. The total for segment operating income referred to in the discussion below is a non-GAAP financial measure. This measure is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and it may not be comparable to similarly titled measures reported by other companies. We have provided a reconciliation of the total for segment operating income to consolidated operating income in Note 15. "Operating Segments" to the consolidated financial statements in Item 8. We evaluate our segment performance excluding certain significant charges or credits. We believe this measure, which excludes these items that we believe are not indicative of our core operating results, provides investors with important information that is useful in understanding our business results and trends.
Fiscal Year Ended March 31, 2014, Compared to the Fiscal Year Ended March 31, 2013
Net income for the fiscal year ended March 31, 2014, was $149.0 million, or $5.25 per diluted share, compared with last year’s net income of $132.8 million, or $4.66 per diluted share. The current year’s results included a gain in the first fiscal quarter of $81.6 million before tax ($53.1 million after tax, or $1.87 per diluted share), from the favorable outcome of litigation in Brazil related to previous years’ excise tax credits. The annual results also included pretax restructuring costs of $6.7 million ($0.15 per share) and $4.1 million ($0.06 per share) for fiscal years 2014 and 2013, respectively. Segment operating income, which excludes those items, was $175.2 million for fiscal year 2014, a decrease of $57.6 million from the prior year. That reduction was primarily attributable to weaker margins in Brazil from higher green leaf costs, increased currency remeasurement and exchange costs, and the higher sales of carryover and uncommitted inventories in fiscal year 2013. Revenues of $2.5 billion for fiscal year 2014 were up 3.3% compared with the previous year, as slightly lower volumes were offset by higher prices.
Flue-cured and Burley Leaf Tobacco Operations
Within our flue-cured and burley leaf tobacco operations, operating income for our Other Regions segment for the fiscal year ended March 31, 2014, declined by 31% to $133.4 million compared with the prior year. The reduction was driven primarily by results in South America, on lower volumes from fewer carryover shipments and weaker margins from higher green leaf prices. Africa results were negatively impacted by a less favorable product mix despite increased shipment volumes from larger current crops. The weaker results in those regions were partly mitigated by improved results in Europe as well as in Asia, where trading volumes were higher. Selling, general, and administrative expenses for the segment were significantly higher for the year, mostly due to unfavorable net foreign currency remeasurement and exchange comparisons, as current year losses compared to gains in fiscal year 2013, mostly in Africa, South America, and Asia. Revenues for this segment for the year increased by about 3% to $1.9 billion compared with the previous year, reflecting modestly reduced volumes and higher green leaf prices.
Operating income for our North America segment for fiscal year 2014 was $23.2 million, up $3.5 million compared with the previous year, on a more favorable product mix and lower overheads, including postretirement benefit costs. Revenues for this segment increased 4% to $348.6 million on a combination of reduced volumes, higher green leaf costs, and improved product mix.
Other Tobacco Operations
In our Other Tobacco Operations segment, operating income was down $2.0 million to $18.5 million for the fiscal year, compared with the comparable period of the prior year, primarily due to lower results for the oriental joint venture. In fiscal 2014, the oriental business achieved higher revenues and reduced operating expenses which were more than offset by large currency remeasurement and exchange losses from the devaluation of the Turkish lira. Our dark tobacco operations saw earnings improvements from a better product mix for fiscal year 2014, although these benefits were nearly offset by higher foreign currency remeasurement and exchange losses, mainly from the Indonesian rupiah.
Revenues for this segment increased by about 2% to $261.3 million for fiscal year 2014. Higher volumes attributable to the timing of shipments of oriental tobaccos into the United States, combined with lower volumes in the dark tobacco operations, drove the revenue change.
Other Items
Cost of goods sold increased by about 5% to $2.1 billion for the fiscal year ended March 31, 2014, reflecting higher green leaf costs compared with the same period in the previous year. Selling, general, and administrative costs increased by $26.7 million for fiscal year 2014, compared with the respective prior period. The large increase for the year was primarily related to unfavorable comparisons from currency remeasurement and exchange losses, which amounted to $20.3 million compared with gains of $9.6 million in the prior fiscal year.

Interest expense of $20.3 million for fiscal year 2014 declined by about 8%, compared to the prior fiscal year. The reduction was mostly due to lower average debt levels and interest rates during the period. The consolidated effective income tax rates on pretax earnings were approximately 33% and 32% for the fiscal years ended March 31, 2014 and 2013, respectively. The rates for both periods were lower than the 35% federal statutory rate mainly because of the effect of changes in exchange rates on deferred income tax assets and liabilities, as well as lower effective rates on dividend income from certain foreign subsidiaries.
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
Fiscal Year Ended March 31, 2013, Compared to the Fiscal Year Ended March 31, 2012
Net income for the fiscal year ended March 31, 2013, was $132.8 million, or $4.66 per diluted share, compared with net income of $92.1 million, or $3.25 per diluted share, for the fiscal year ended March 31, 2012. The comparison of fiscal year 2013 to fiscal year 2012 was affected by several unusual items, which are described below, amounting to net pretax charges of $4.1 million ($0.06 per diluted share), and $40.1 million ($1.42 per diluted share) for fiscal years 2013 and 2012, respectively. Segment operating income for fiscal year 2013, which excludes those unusual items, was $232.8 million, up $9.2 million compared with fiscal year 2012, as improved performance in our Other Regions and Other Tobacco Operations segments was partially offset by a decline in our North America segment. Revenues for fiscal year 2013 of $2.5 billion were relatively flat compared with fiscal year 2012, on lower volumes at higher average prices.
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

Flue-cured and Burley Leaf Tobacco Operations
For the fiscal year ended March 31, 2013, operating income for our flue-cured and burley leaf tobacco operations, which includes our North America and Other Regions segments, of $212.3 million, was nearly flat compared to fiscal year 2012's results of $210.7 million. The slight increase reflected improved operating results for the year in our Other Regions segment, which was mostly offset by reduced earnings in our North America segment. Sales volumes for fiscal year 2013 reflected the smaller current crops, as well as additional volumes from carryover shipments from last year's large crops. Those carryover crops, mainly from South America and Africa, primarily were shipped in the first half of fiscal year 2013. Revenues for the group were flat compared with fiscal year 2012, at $2.2 billion.
Operating income for our Other Regions segment of $192.6 million was up 7%, compared to $180.7 million for fiscal year 2012. Benefits from significant reductions in selling, general, and administrative expenses outweighed the effects of lower volumes and margins in most origins. The selling, general, and administrative expense reductions were largely attributable to a decline in provisions for farmer bad debts, net currency remeasurement and exchange benefits in Africa, South America and Asia, and lower customer claims in comparison with fiscal year 2012. Revenues for the segment of $1.9 billion were relatively flat, on lower overall volumes at higher average prices mostly due to higher green leaf costs.
Operating income for our North America segment declined by $10.3 million to $19.7 million for fiscal year 2013, compared with fiscal year 2012. Despite higher overall sales volumes and increased processing business, the earnings decline was influenced by lower margins on higher green leaf costs and higher overhead allocations. Revenues for the segment of $334.7 million were up 7% on those higher sales and processing volumes.
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
Other Items
Cost of goods sold of $2.0 billion was up about 1% for the year ended March 31, 2013, compared with fiscal year 2012. The change reflected higher green leaf costs and was consistent with comparable changes in sales revenues for the relevant period. Selling, general, and administrative costs declined by $16.3 million compared to fiscal year 2012. The decline was driven mainly by benefits from currency remeasurement and exchange gains in our Other Regions segment, a reduction in provisions for farmer bad debts, and lower customer claims.
Interest expense was down $0.8 million to $22.0 million compared with fiscal year 2012, primarily due to lower average borrowing levels as a result of reduced working capital requirements in fiscal year 2013. The consolidated effective income tax rate on pretax earnings was approximately 32% and 38% for the fiscal years ended March 31, 2013 and 2012, respectively. Fiscal year 2012's rate was higher because we did not record an income tax benefit on the non-deductible fine portion of the charge for the European Commission fine and interest in Italy. Without that item, the effective income tax rate would have been approximately 29%. The rates in both years, excluding adjustments, were lower than the 35% federal statutory rate because of the effect of changes in exchange rates on deferred income tax assets and liabilities, as well as lower effective rates on income from certain foreign subsidiaries.
Accounting Pronouncements
We adopted Financial Accounting Standards Board Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” effective at the beginning of the fiscal year. The new guidance requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not reclassified in their entirety to net income in the same reporting period, companies are required to cross-reference other disclosures that provide additional detail about those amounts. Since the new guidance requires additional disclosures only, it did not have any impact on our results of operations, cash flows, or financial position. The required disclosures are provided in Note 16 to the consolidated financial statements in Item 8.

LIQUIDITY AND CAPITAL RESOURCES
Overview
During the fiscal year ended March 31, 2014, our seasonal working capital requirements were significantly higher due to larger crops and higher green prices for tobacco in many origins. We also experienced challenging market conditions, particularly in Brazil, which pressured margins and reduced cash flow from operations. We used $3.5 million in net cash flows to fund our operating activities during the fiscal year. We also entered fiscal year 2014 with substantial cash balances and used this cash to both fund operations and to pay down approximately $36 million of our long-term debt, ending the year with cash balances of $163.5 million, a decrease of $204.3 million from the prior year levels. Our liquidity was sufficient to meet our needs. We also continued our conservative financial policies, maintained our discipline on using our free cash flow, and reduced our debt levels while returning funds to shareholders.
Our liquidity and capital resource requirements are predominately short-term in nature and primarily relate to working capital required for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop sizes, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each geographic area follows a cycle of buying, processing, and shipping tobacco, and in many regions we also provide agricultural materials to farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a portion of our total debt as long-term to reduce liquidity risk. We also periodically have large cash balances that we utilize to meet our working capital requirements.
We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing crops in South America and Africa and can increase from March to September by more than $300 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we have $116.3 million of long-term debt maturing in fiscal year 2015, and we expect to provide around $65 million for capital expenditures, primarily in Africa, $15 million related to the start-up of our food ingredient business, and $7 million in funding to our pension plans. While available capital resources from our cash balances, a committed revolving credit facility, and uncommitted credit lines exceed these anticipated needs, we may explore refinancing long-term debt in order to better manage long-term liquidity risk. After balancing our capital structure, any excess cash flow from operations after dividends and capital expenditures will be available to fund expansion, purchase our stock, or otherwise enhance shareholder value.
Cash Flow
Our operations used about $3.5 million in operating cash flows in fiscal year 2014, and we reduced our cash balances by $204.3 million. We spent $45.8 million on capital projects, returned $75.7 million to shareholders in the form of dividends and repurchases of our common stock, and reduced our total debt by $80.0 million. At March 31, 2014, cash balances totaled $163.5 million.
Working Capital
Working capital at March 31, 2014, was about $1.2 billion, up $94.9 million from last year's level. The $204.3 million decline in cash and cash equivalents was partially offset by higher accounts receivable from larger crops as well as higher inventories, up $66.3 million and $25.9 million, respectively. Current liabilities declined by $167.6 million, largely due to lower current maturities of long-term obligations and decreased notes payable and overdrafts, down $95.0 million and $42.4 million, respectively.
Tobacco inventories at March 31, 2014, were up $16.4 million. The slight increase was largely due to a slow start to the buying and selling season in Brazil. We usually finance inventory with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories increased by approximately $54.4 million to $171.4 million, or about 27% of tobacco inventory, at March 31, 2014. Uncommitted inventories at March 31, 2013, were $117.0 million, which represented 19% of tobacco inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the timing of customer purchases. We expect the uncommitted inventory balances to decline in the second half of fiscal year 2015 as the selling season in Brazil progresses.

Share Repurchase Activity
In November 2011, our Board of Directors approved a $100 million share repurchase program that was replaced in November 2013. The new program, which was approved and announced on November 5, 2013, provides authorization for the purchase of up to $100 million of equity securities through November 15, 2015. The purchases may be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During fiscal year 2014, we purchased 238,486 shares of common stock at an aggregate cost of $14.1 million (average price per share of $59.31), based on trading dates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. At March 31, 2014, our available authorization under our current share repurchase program was $100 million, and approximately 23.2 million common shares were outstanding.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. Our capital expenditures totaled $45.8 million in fiscal year 2014, $30.8 million in fiscal year 2013, and $38.2 million in fiscal year 2012. Increased capital spending in fiscal year 2014 is attributable mainly to production expansion projects in Africa. Depreciation expense was approximately $37.3 million, $43.4 million, and $42.2 million, respectively, in each of fiscal years 2014, 2013, and 2012. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we may undertake projects that increase spending beyond those limits. We currently have $80 million of total capital expenditures planned in fiscal year 2015, largely related to the African expansion projects as well as construction of a new manufacturing facility for our food ingredient business.
Outstanding Debt and Other Financing Arrangements
We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our total capitalization. Net debt increased by $116.6 million to $271.5 million during the fiscal year ended March 31, 2014. The increase primarily reflects lower cash balances partially offset by lower debt levels. Net debt as a percentage of capitalization was approximately 16% at March 31, 2014, up from 11% at March 31, 2013, and it remains lower than our target range for peak borrowings of 35% to 45% of total capitalization.
We have a committed revolving credit facility of $450 million and a funded five-year amortizing term loan facility. Both facilities will mature in November 2016. As of March 31, 2014, we had no borrowings under the revolving credit facility. Under the terms of the facilities, we must maintain a minimum level of tangible net worth and observe limits on debt levels. In October 2013, we repaid our $200 million 5.2% medium term notes at maturity, and we entered into a new bank credit agreement that established a funded $175 million five-year unsecured term loan facility. The new facility matures in October 2018. Loans outstanding under the new facility bear interest at LIBOR plus 1.50% (1.6875% at March 31, 2014) and may be prepaid at any time without premium or penalty. The financial covenants under the new facility are substantially similar to those of our committed revolving credit facility and require that we maintain a minimum level of tangible net worth and observe limits on debt levels. As of March 31, 2014, we were in compliance with all covenants of our debt agreements.
As of March 31, 2014, we, together with our consolidated affiliates, had approximately $405 million in uncommitted lines of credit, of which approximately $342 million were unused and available to support seasonal working capital needs. We also have an active, undenominated universal shelf registration filed with the SEC in November 2011, which provides for future issuance of additional debt or equity securities. We have $116.3 million of long-term debt maturing in fiscal year 2015. Although available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed the amount of the maturing debt, we may explore refinancing long-term debt in order to better control long-term liquidity risk.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At March 31, 2014, the fair value of our outstanding interest rate swap agreements was a liability of about $0.9 million, and the notional amount swapped was approximately $81.3 million. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate amortizing term loan. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2014, the fair value of our open contracts was a net asset of approximately $1.7 million. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $3.6 million at March 31, 2014. For additional information, see Note 9 to the consolidated financial statements in Item 8.

Pension Funding
During fiscal year 2014, we made changes to certain of our U.S. defined benefit plans which reduced our benefit obligations for service after January 1, 2014. Our remeasurement of the plans’ assets and liabilities reflects these changes, as well as updated actuarial assumptions including an increase in the discount rate. The actuarial valuation of the plans as of March 31, 2014, reflected a reduction of their aggregate underfunded status of approximately $47 million compared to March 31, 2013.
Funds supporting our ERISA-regulated U.S. defined benefit pension plan increased by $6 million during fiscal year 2014 to $194 million, as contributions and asset returns exceeded benefit payments. Following the changes to the plan benefit formula effective January 1, 2014, the accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were both approximately $208 million as of March 31, 2014. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 11 to the consolidated financial statements in Item 8. We expect to make contributions of about $7 million to our pension plans, including $6 million to our ERISA-regulated plan, during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Contractual Obligations
Our contractual obligations as of March 31, 2014, were as follows:

(in thousands of dollars)	Total	2015	2016-2017	2018-2019	After 2019
Notes payable and long-term debt (1)	$444,838	$191,875	$73,287	$179,676	$—
Operating lease obligations	38,286	12,122	14,407	7,251	4,506
Inventory purchase obligations:
Tobacco	815,470	661,495	153,975	—	—
Agricultural materials	61,813	61,813	—	—	—
Other purchase obligations	12,022	12,022	—	—	—
Total	$1,372,429	$939,327	$241,669	$186,927	$4,506

(1)
Includes interest payments. Interest payments on $237.9 million of variable rate debt were estimated based on rates as of March 31, 2014. The Company has entered interest rate swaps that effectively convert the interest payments on the $81.3 million outstanding balance of its amortizing bank term loan from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. About 55% of our crop year contracts to purchase tobacco are with farmers in Brazil. We have partially funded our tobacco purchases in Brazil and in other regions with advances to farmers and other suppliers, which totaled approximately $135 million, net of allowances, at March 31, 2014. In addition, we have guaranteed bank loans to farmers in Brazil that relate to a portion of our tobacco purchase obligations there. At March 31, 2014, we were contingently liable under those guarantees for outstanding balances of approximately $22 million (including accrued interest), and we had recorded a liability of approximately $2 million for the fair value of those guarantees. As tobacco is purchased and the related bank loans are repaid, our contingent liability is reduced.

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
Inventories
Inventories of tobacco are valued at the lower of cost or market with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in market value based upon assumptions related to future demand and market conditions if the indicated market value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, changing customer needs, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2014, 2013, and 2012 were $7.6 million, $1.5 million, and $8.3 million, respectively.
Advances to Suppliers and Guarantees of Bank Loans to Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In Brazil, we also guarantee loans made to farmers for the same purposes. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year or satisfy the guarantee by acquiring the loan from the bank. In either situation, we will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers and the liability to accrue for our obligations under bank loan guarantees. At March 31, 2014, the gross balance of advances to suppliers totaled approximately $190 million, and the related valuation allowance totaled approximately $46 million. The fair value of the loan guarantees for farmers in Brazil was a liability of approximately $2 million at March 31, 2014.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2014, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $66 million, and the related valuation allowance totaled approximately $30 million.

Goodwill
We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. Although permitted under Accounting Standards Codification Topic 350 (“ASC 350”), through March 31, 2014, we have not elected to base our initial assessment of potential impairment on qualitative factors. We follow the guidance in ASC 350 in determining the fair value of goodwill, which normally involves the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). The calculations in these models are normally not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Neither a one-percentage-point increase in the discount rate assumption nor a one-percentage-point decline in the cash flow growth rate assumption would result in an impairment charge. However, significant changes in estimates of future cash flows, such as those caused by unforeseen events or changes in market conditions could result in an impairment charge. Over 90% of our goodwill balance relates to our reporting unit in Brazil.
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Money market funds are valued based on net asset value (“NAV”), which is computed based on amortized cost (Level 2 of the fair value hierarchy). Interest rate swaps, and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). The fair value of the guarantees of bank loans to tobacco growers, which was approximately $2 million at March 31, 2014, is derived using an internally-developed discounted cash flow model. The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate. Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy. At March 31, 2014, a 1% increase in the expected loss percentage for all guaranteed farmer loans would not have had a material effect on the fair value of the guarantee obligation. In addition, a 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation. We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2014.
Income Taxes
Our consolidated effective income tax rate is based on our expected taxable income, tax laws and statutory tax rates, and tax planning opportunities in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and evaluating our tax position. We are subject to the tax laws of many jurisdictions, and could be subject to a tax audit in each of these jurisdictions, which could result in adjustments to tax expense in future periods. In the event that there is a significant, unusual, or one-time item recognized in our results, the tax attributed to that discrete item would be recorded at the same time as the item. We have no undistributed earnings of consolidated foreign subsidiaries that are classified as permanently reinvested.
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

•
Retirement and mortality rates – Retirement rates are based on actual plan experience along with our near-term outlook. Early retirement assumptions are based on our actual experience. Mortality rates are based on standard group annuity (RP-2000) mortality tables which have been updated to reflect improvements in life expectancy projected to 2021.

•
Healthcare cost trend rates – For postretirement medical plan obligations and costs, we make assumptions on future inflationary increases in medical costs. These assumptions are based on our actual experience, along with third-party forecasts of long-term medical cost trends.

From one fiscal year to the next, the rates we use for each of the above assumptions may change based on market developments and other factors. In addition, actual returns on plan assets and other data affecting our benefit obligations will differ from the assumptions used to actuarially measure those obligations. The effects of these changes and differences increase or decrease the obligation we record for our pension and other postretirement benefit plans, and they also create gains and losses that are accumulated and amortized over future periods, thus affecting the expense we recognize for these plans over those periods. These effects may be significant. For example, between fiscal year 2009 and fiscal year 2013, the discount rates used to measure the obligations for our domestic benefit plans declined by more than 3.50%, reflecting the significant decline in interest rates and bond yields in the U.S. market. Over this period, our related benefit obligation increased by more than $100 million (approximately 50%) and our annual expense increased by more than $4 million (more than 40%). The reduction in discount rates accounted for a large portion of the increase in the benefit obligation and annual expense. In fiscal year 2014, the discount rates used to determine the benefit obligations and related expense increased slightly, reversing a portion of the effects seen from fiscal years 2009 through 2013.

As of March 31, 2014, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2014 Projected Benefit Obligation Increase (Decrease)	Effect on 2015 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(25,407)	$(2,154)
1% decrease	30,580	2,536
Salary Scale:
1% increase	24	216
1% decrease	(42)	(206)
Long-Term Rate of Return on Assets:
1% increase	—	(1,820)
1% decrease	—	1,819

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(3,733)	(447)
1% decrease	4,446	468
Healthcare Cost Trend Rate:
1% increase	1,493	68
1% decrease	(1,394)	(61)
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
Supply
Crops sold in fiscal year 2014 were larger than in the prior fiscal year in many of our key sourcing areas for flue-cured and burley tobacco. Burley production, in particular, was up approximately 22% in fiscal year 2014. The larger crops followed smaller crops and strong sales of uncommitted tobacco inventories in fiscal year 2013. We entered fiscal year 2014 with very low uncommitted inventories available for sale and fewer shipments of prior year crop carrying into our first and second fiscal quarters. Crop sizes for flue-cured, burley and oriental tobaccos available for export are expected to increase again in fiscal year 2015. Given this strong production, we expect an oversupply of tobacco in fiscal year 2015.
Production
Worldwide flue-cured tobacco production outside of China increased by about 2% in fiscal year 2014 to 2.0 billion kilos. China is an extremely large market that is predominately domestic. Because very little of that tobacco is available outside of that country to trade, we generally exclude Chinese crops when we consider worldwide production Burley crops increased sharply, by about 22%, in fiscal year 2014. The increases in both flue-cured and burley crop tobacco production replenished industry uncommitted tobacco inventories which were at extremely low levels following smaller crops in fiscal year 2013. We estimate that at March 31, 2014, industry uncommitted flue-cured and burley inventories totaled about 47.3 million kilos, an increase of about 65% from March 31, 2013 levels.
We believe flue-cured production (excluding China) will increase by about 6%, to about 2.1 billion kilos, in fiscal year 2015. Burley production is forecast to increase by about 12%, with a large part of this increase coming from expanded tobacco production in Africa. We also believe that certain varieties of oriental tobacco have moved to an oversupply position. We forecast that dark air-cured production will remain flat in fiscal year 2015.
Looking forward, we believe that global tobacco production will continue to increase slightly to meet continued slow but steady growth in total demand. South America, Asia, Africa, and North America will remain key sourcing regions for flue-cured and burley tobaccos. Over the last decade, Africa has experienced growth in flue-cured and burley tobacco production of over 200 million kilos. We expect Africa to continue to be an important tobacco source and to lead tobacco production growth outside of China.
Pricing
Factors that affect green tobacco prices include global supply and demand, market conditions, production costs, foreign exchange rates, and competition from other crops. We work with farmers to maintain tobacco production and to secure product at price levels that are attractive to both the farmers and our customers. Our objective is to secure compliant tobacco that is produced in a cost-effective manner under a sustainable business model with the desired quality for our customers. In some areas, tobacco competes with agricultural commodity products for farmer production. If prices for soybeans, wheat, rice, and seed oils rise in certain origins, green tobacco prices may have to rise to maintain tobacco production levels. This could be a factor in efforts of the WHO to shift farmer production away from leaf tobacco to other crops. In the past, leaf shortages in specific markets or on a worldwide basis have also led to green tobacco price increases.
Demand
Over the last three decades, the percentage of the global population which smokes has fallen, but the number of smokers has increased significantly due to global population growth. Industry data also shows that over the past ten years, total world consumption of cigarettes grew at the compound annual rate of 0.6%, including annual growth of about 3.4% in China. Outside China, consumption fell by 1.1% during the ten-year period. We expect that ongoing global demand for leaf tobacco will remain relatively stable primarily due to increased consumption in emerging markets (Asia, the Middle East, and Africa), influenced by demographic trends such as population growth and increasing disposable income. We believe these increases will continue to offset declining cigarette consumption in developed markets.

Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are used in American-blend cigarettes which are primarily smoked in Western Europe and the United States. English-blend cigarettes which use flue-cured tobacco are smoked in Asia and other emerging markets. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of 2.4% for the ten years ended in 2013. As cigarette consumption declines in developed markets and increases in the emerging markets, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. Recent declines in some of our customers’ sales volumes in the U.S. and Western European markets could affect the demand for certain styles of leaf available for sale in fiscal year 2015. At the same time, our uncommitted inventories have increased, and we are anticipating an oversupply of tobacco at this time. We also sell dark tobacco which is used in cigars and other smokeless products. We expect demand for this category of tobacco to remain stable.
Regulation and Product Taxation
Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on the percentage of the population using tobacco products, particularly in the United States and Western Europe. Also, many foreign governments have taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated under the auspices of the WHO and offers guidelines for discouraging or controlling tobacco use. Countries that are parties to the FCTC may choose the level of implementation of the guidelines that is most suitable with their approach to tobacco control. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption, as well as shifts to modified risk tobacco products brought about by existing or future governmental laws and regulations, could reduce demand for our products and services and could have a material adverse effect on our results of operations.
In addition, certain recommendations by the WHO, through the FCTC, may cause shifts in customer usage of certain types and styles of tobacco. As seen in Canada, Brazil, and the European Union, efforts have been taken to eliminate flavorings from tobacco products. Such decisions could cause a change in requirements for certain tobaccos in particular countries. Shifts in customer demand from one type of tobacco to another could create sourcing issues as requirements move from one origin to another. Furthermore, instruction at the farm level may be required to produce the changing styles of tobacco needed by tobacco product manufacturers. Given our established and well-developed programs at the farm level worldwide, we are particularly well positioned to meet manufacturer requirements.
In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (“the Act”). This legislation authorizes the FDA to regulate the manufacturing and marketing of tobacco products. To date, the FDA has banned flavored cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, established new smokeless tobacco warnings, and issued new cigarette health warnings. In addition, the FDA established the Center for Tobacco Products (“CTP”). The CTP has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States and on April 24, 2014, released proposed “deeming” regulations which encompass additional manufactured tobacco products. Under these proposed regulations, tobacco products such as cigars and alternative tobacco products, including e-cigarettes, will be regulated by the FDA. In addition, the proposed regulations require that tobacco product manufacturers provide the FDA with a list of ingredients in their products. It may take several years for the proposed regulations to be finalized and implemented. Regulations impacting our customer base that change the requirements for leaf tobacco will inherently impact our business. As discussed, we have established programs that begin at the farm level to assist our customers with raw material information to support leaf traceability and customer testing requirements. Additionally, given our global presence, we also have the ability to source different types and styles of tobacco for our customers should their needs change due to regulation of ingredients.
A number of governments, particularly federal and local governments in the United States and the European Union, impose excise or similar taxes on tobacco products. There has been, and will likely continue to be, new legislation proposing new or increased taxes on tobacco products. In some cases, proposed legislation seeks to significantly increase existing taxes on tobacco products, or impose new taxes on products that to date have not been subject to tax. Increases in product taxation may have an influence on the level of illicit trade, which will affect the global leaf markets.
Illicit Trade
Illicit trade is another factor which influences demand for leaf tobacco. Industry estimates of the illegal, unregulated black market for cigarettes are approximately 10% to 12% of global consumption, although almost a quarter of illicit trade is believed to occur in the European Union. We are supportive of industry efforts to eradicate illicit trade.

Alternative Tobacco Products
Approximately six trillion cigarettes are consumed globally each year with about 5% of the consumption occurring in the United States. In the United States, sales of e-cigarettes are expected to reach $2 billion, or about 2% of the U.S. tobacco product market, in 2014. We participate in this market through our AmeriNic joint venture which produces liquid nicotine for the e-cigarette industry, and we continue to monitor industry developments. E-cigarettes are currently primarily consumed in the United States and Western Europe, and it is unclear at this time what effect the consumption of e-cigarettes will have on global demand for leaf tobacco.
Chinese Imports
To the extent that domestic leaf production in China does not meet requirements for Chinese cigarette brands, those styles of tobacco could be sourced from other origins where we have major market positions. In recent years, China has been sourcing greater amounts of tobacco outside its borders. Although domestic stock fluctuations may affect Chinese purchases in the short term, we believe this trend will continue over the long term in line with expected growth in Chinese consumption of total products.
Compliant Leaf
As we have said for the last several years, the production of compliant leaf for the tobacco industry continues to grow in importance. The definition of compliant leaf generally requires that the leaf supplier ensure that the tobacco was grown utilizing good agricultural practices (“GAP”), absent any non-tobacco material or excessive crop protection agent residues, in a sustainable manner related not only to the environment, but to social concerns and grower profitability. We have invested significant resources in the programs and infrastructure needed to work with growers to produce compliant leaf. These programs include training in GAP, advising growers on concerns such as the need to eliminate child labor and the importance of sustainable wood usage, as well as working with growers on improving farm yields to increase efficiencies and ensure their profitability in the globally competitive environment. We believe that compliant leaf will continue to be important to our customers and should favor suppliers who are able to deliver this product.
Industry Structure
In the last ten years, consolidation has increased the size of many of the multinational manufacturers of tobacco products and has increased the quantities of leaf tobacco that each one requires. This has also created an environment where security of supply is of increased importance. A key success factor for leaf suppliers is the ability to provide customers with the quality of leaf and the level of service they desire on a global basis at competitive prices, consistent with stability of supply.
Several years ago, certain customers launched efforts to procure some leaf directly from farmers. We believe that the manufacturers took these actions for several reasons, including the desire to enhance internal expertise in leaf procurement, actively manage the leaf supply chain in an increasingly regulated environment, ensure supply, and work more directly with tobacco growers. Direct leaf procurement by manufacturers is not new and has always been a factor in our business. In the last few years, we have seen no increases in direct leaf procurement by manufacturers, and none are expected.
As the leading global leaf tobacco merchant and processor, we add significant value to the system, providing expertise in dealing with large numbers of farmers, efficiently selling various qualities of leaf produced in each crop to a broad global customer base, and delivering products that meet stringent quality and regulatory specifications. We also help stabilize the tobacco markets and influence crop development at the farm level. Our key objective is to continually adapt our business model to meet our customers' evolving needs while continuing to provide stability of supply and the quality that distinguishes our products and services. In addition, we monitor new product developments in the industry to identify areas where we can provide additional value to our customers.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rates
After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of March 31, 2014, tobacco inventory of $640 million included $469 million in inventory that was committed for sale to customers and $171 million that was not committed. Committed inventory, after deducting about $16 million in customer deposits, represents our potential net exposure of about $453 million. We normally maintain a portion of our debt at variable interest rates in order to mitigate such interest rate risk related to carrying fixed-rate debt. At March 31, 2014, our variable-rate debt totaled approximately $238 million. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $2.4 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects our average committed inventory levels over time.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2014 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $31 million and increased annual pension expense by $3 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $25 million and reduced annual pension expense by $2 million.
Currency
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by decreases or increases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $14.3 million in net remeasurement losses in fiscal year 2014, compared to $10.6 million in net remeasurement gains in fiscal year 2013, and $2.3 million in net remeasurement losses in fiscal year 2012. We recognized $6.0 million in net foreign currency transaction losses in fiscal year 2014, compared to net transaction losses of $1.0 million in fiscal year 2013, and net transaction gains of $4.2 million in fiscal year 2012. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 9 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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

Item 8.   Financial Statements and Supplementary Data
UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except per share data)	2014	2013	2012
Sales and other operating revenues	$2,542,115	$2,461,699	$2,446,877

Costs and expenses
Cost of goods sold	2,108,824	1,999,282	1,974,885
Selling, general and administrative expenses	262,013	235,295	251,639
Other income	(81,619)	—	(20,703)
Restructuring costs	6,746	4,113	11,661
Charge for European Commission fine in Italy	—	—	49,091

Operating income	246,151	223,009	180,304
Equity in pretax earnings of unconsolidated affiliates	3,897	5,635	3,195
Interest income	949	654	1,314
Interest expense	20,307	22,013	22,835

Income before income taxes	230,690	207,285	161,978
Income taxes	75,535	66,366	61,159

Net income	155,155	140,919	100,819
Less: net income attributable to noncontrolling interests in subsidiaries	(6,146)	(8,169)	(8,762)
Net income attributable to Universal Corporation	149,009	132,750	92,057

Dividends on Universal Corporation convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)

Earnings available to Universal Corporation common shareholders	$134,159	$117,900	$77,207

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$5.77	$5.05	$3.32
Diluted	$5.25	$4.66	$3.25

Weighted average common shares outstanding:
Basic	23,239	23,355	23,228
Diluted	28,392	28,478	28,339
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2014	2013	2012
Net income	$155,155	$140,919	$100,819
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	6,480	(3,370)	(8,158)
Foreign currency hedge, net of income taxes	1,624	87	(3,424)
Interest rate hedge, net of income taxes	483	(364)	(727)
Pension and other postretirement benefit plans, net of income taxes	32,022	8,803	(23,195)
Total other comprehensive income (loss), net of income taxes	40,609	5,156	(35,504)
Total comprehensive income	195,764	146,075	65,315
Less: comprehensive income attributable to noncontrolling interests	(5,547)	(8,504)	(8,843)
Comprehensive income attributable to Universal Corporation	$190,217	$137,571	$56,472
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$163,532	$367,864
Accounts receivable, net	468,015	401,747
Advances to suppliers, net	134,621	132,100
Accounts receivable—unconsolidated affiliates	7,375	555
Inventories—at lower of cost or market:
Tobacco	639,812	623,377
Other	67,219	57,745
Prepaid income taxes	27,866	6,245
Deferred income taxes	22,052	32,127
Other current assets	142,755	124,213
Total current assets	1,673,247	1,745,973

Property, plant and equipment
Land	17,275	17,125
Buildings	239,913	234,694
Machinery and equipment	562,597	545,478
	819,785	797,297
Less accumulated depreciation	(523,239)	(509,829)
	296,546	287,468
Other assets
Goodwill and other intangibles	99,453	99,048
Investments in unconsolidated affiliates	95,305	94,405
Deferred income taxes	14,562	23,783
Other noncurrent assets	91,794	55,478
	301,114	272,714

Total assets	$2,270,907	$2,306,155

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2014	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$62,905	$105,318
Accounts payable and accrued expenses	212,422	225,648
Accounts payable—unconsolidated affiliates	65	4,739
Customer advances and deposits	15,869	24,914
Accrued compensation	31,772	36,694
Income taxes payable	15,694	14,034
Current portion of long-term obligations	116,250	211,250
Total current liabilities	454,977	622,597

Long-term obligations	240,000	181,250
Pensions and other postretirement benefits	85,081	135,629
Other long-term liabilities	34,457	36,838
Deferred income taxes	45,500	42,184
Total liabilities	860,015	1,018,498

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,999 shares issued and outstanding (219,999 at March 31, 2013)	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,216,312 shares issued and outstanding (23,343,973 at March 31, 2013)	206,446	202,579
Retained earnings	993,093	918,509
Accumulated other comprehensive loss	(34,332)	(75,540)
Total Universal Corporation shareholders' equity	1,378,230	1,258,571
Noncontrolling interests in subsidiaries	32,662	29,086
Total shareholders' equity	1,410,892	1,287,657

Total liabilities and shareholders' equity	$2,270,907	$2,306,155
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$155,155	$140,919	$100,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,257	43,408	42,158
Amortization	1,642	1,708	1,708
Provision for losses on advances and guaranteed loans to suppliers	6,705	1,623	11,930
Inventory write-downs	7,654	1,523	8,324
Stock-based compensation expense	6,278	6,171	5,987
Foreign currency remeasurement loss (gain), net	14,322	(10,579)	2,253
Deferred income taxes	(2,176)	11,794	6,770
Equity in net (income) loss of unconsolidated affiliates, net of dividends	3,420	(4,966)	14,658
Gain on favorable outcome of excise tax case in Brazil	(81,619)	—	—
Gain on fire loss insurance settlement	—	—	(9,592)
Gain on sale of property in Brazil	—	—	(11,111)
Restructuring costs	6,746	4,113	11,661
Charge for European Commission fine in Italy	—	—	49,091
Other, net	2,251	(1,174)	1,719
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(89,536)	(5,433)	(25,480)
Inventories and other assets	(47,492)	6,578	31,907
Income taxes	11,391	18,111	(1,535)
Accounts payable and other accrued liabilities	(27,345)	11,167	(53,487)
Customer advances and deposits	(8,156)	9,503	12,006
Net cash (used) provided by operating activities	(3,503)	234,466	199,786

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(45,849)	(30,783)	(38,174)
Proceeds from sale of property, plant and equipment	2,746	3,534	18,366
Proceeds from fire loss insurance settlement	—	—	9,933
Other, net	1,033	1,004	—
Net cash used by investing activities	(42,070)	(26,245)	(9,875)

Cash Flows From Financing Activities:
Repayment of short-term debt, net	(43,727)	(18,374)	(17,388)
Issuance of long-term obligations	175,000	—	100,000
Repayment of long-term obligations	(211,250)	(16,250)	(96,250)
Dividends paid to noncontrolling interests	(1,971)	(1,957)	(103)
Issuance of common stock	457	3,949	134
Repurchase of common stock	(14,145)	(8,481)	(4,004)
Dividends paid on convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)
Dividends paid on common stock	(46,721)	(45,996)	(44,711)
Proceeds from termination of interest rate swap agreements	—	—	13,388
Debt issuance costs and other	(875)	—	(3,539)
Net cash used by financing activities	(158,082)	(101,959)	(67,323)

Effect of exchange rate changes on cash	(677)	(97)	(1,896)
Net increase (decrease) in cash and cash equivalents	(204,332)	106,165	120,692
Cash and cash equivalents at beginning of year	367,864	261,699	141,007
Cash and Cash Equivalents at End of Year	$163,532	$367,864	$261,699

Supplemental information—cash paid for:
Interest	$25,116	$22,027	$20,462
Income taxes, net of refunds	$65,511	$35,913	$51,625
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2014
Balance at beginning of year	$213,023	$202,579	$918,509	$(75,540)	$29,086	$1,287,657
Changes in preferred and common stock
Issuance of common stock	—	457	—	—	—	457
Repurchase of common stock	—	(2,049)	—	—	—	(2,049)
Accrual of stock-based compensation	—	6,278	—	—	—	6,278
Withholding of shares from stock-based compensation for grantee income taxes		(1,410)	—	—	—	(1,410)
Dividend equivalents on RSUs	—	591	—	—	—	591
Changes in retained earnings
Net income	—	—	149,009	—	6,146	155,155
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($2.02 per share)	—	—	(46,888)	—	—	(46,888)
Repurchase of common stock	—	—	(12,096)	—	—	(12,096)
Dividend equivalents on RSUs	—	—	(591)	—	—	(591)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	7,079	(599)	6,480
Foreign currency hedge, net of income taxes	—	—	—	1,624	—	1,624
Interest rate hedge, net of income taxes	—	—	—	483	—	483
Pension and other postretirement benefit plans, net of income taxes	—	—	—	32,022	—	32,022
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(1,971)	(1,971)
Balance at end of year	$213,023	$206,446	$993,093	$(34,332)	$32,662	$1,410,892

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2013
Balance at beginning of year	$213,023	$196,135	$854,654	$(80,361)	$22,539	$1,205,990
Changes in preferred and common stock
Issuance of common stock	—	3,949	—	—	—	3,949
Repurchase of common stock	—	(1,432)	—	—	—	(1,432)
Accrual of stock-based compensation	—	6,171	—	—	—	6,171
Withholding of shares from stock-based compensation for grantee income taxes	—	(2,819)	—	—	—	(2,819)
Dividend equivalents on RSUs	—	575	—	—	—	575
Changes in retained earnings
Net income	—	—	132,750	—	8,169	140,919
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($1.98 per share)	—	—	(46,272)	—	—	(46,272)
Repurchase of common stock	—	—	(7,198)	—	—	(7,198)
Dividend equivalents on RSUs	—	—	(575)	—	—	(575)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	(3,705)	335	(3,370)
Foreign currency hedge, net of income taxes	—	—	—	87	—	87
Interest rate hedge, net of income taxes	—	—	—	(364)	—	(364)
Pension and other postretirement benefit plans, net of income taxes	—	—	—	8,803	—	8,803
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(1,957)	(1,957)
Balance at end of year	$213,023	$202,579	$918,509	$(75,540)	$29,086	$1,287,657

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2012
Balance at beginning of year	$213,023	$191,608	$825,751	$(44,776)	$13,799	$1,199,405
Changes in preferred and common stock
Issuance of common stock	—	259	—	—	—	259
Repurchase of common stock	—	(661)	—	—	—	(661)
Accrual of stock-based compensation	—	5,987	—	—	—	5,987
Withholding of shares from stock-based compensation for grantee income taxes	—	(1,584)	—	—	—	(1,584)
Dividend equivalents on RSUs	—	526	—	—	—	526
Changes in retained earnings
Net income	—	—	92,057	—	8,762	100,819
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($1.94 per share)	—	—	(44,951)	—	—	(44,951)
Repurchase of common stock	—	—	(2,827)	—	—	(2,827)
Dividend equivalents on RSUs	—	—	(526)	—	—	(526)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	(8,239)	81	(8,158)
Foreign currency hedge, net of income taxes	—	—	—	(3,424)	—	(3,424)
Interest rate hedge, net of income taxes	—	—	—	(727)	—	(727)
Pension and other postretirement benefit plans, net of income taxes	—	—	—	(23,195)	—	(23,195)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(103)	(103)
Balance at end of year	$213,023	$196,135	$854,654	$(80,361)	$22,539	$1,205,990

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2014	2013	2012
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	219,999	219,999	219,999
Issuance of convertible perpetual preferred stock	—	—	—
Repurchase of convertible perpetual preferred stock	—	—	—
Balance at end of year	219,999	219,999	219,999

Common Shares Outstanding:
Balance at beginning of year	23,343,973	23,257,175	23,240,503
Issuance of common stock and exercise of stock options and SARs	110,825	256,230	96,863
Repurchase of common stock	(238,486)	(169,432)	(80,191)
Balance at end of year	23,216,312	23,343,973	23,257,175
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends to the extent they represent a distribution of retained earnings. The Company received dividends totaling $6.5 million in fiscal year 2014 and $16.7 million in fiscal year 2012, from companies accounted for under the equity method. No significant dividends were received from those companies in fiscal year 2013.
The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading processor and leaf merchant of oriental tobaccos with operations located principally in Europe, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. Over the past several years, Socotab has experienced reduced demand for oriental tobaccos and lower margins, which have reduced its operating profits. As discussed further below, the Company reviews the carrying value of its investments in unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary. At March 31, 2014, the Company determined that no such factors existed with respect to the investment in Socotab. The Company, together with Socotab management, regularly evaluates the outlook for the business, and an impairment charge could be recorded in a future period if it is determined that the fair value of the investment is less than the carrying value and the decline in value is not temporary.
In fiscal year 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. Since that time, the investment has been accounted for using the cost method, as required under the accounting guidance. The investment in the Zimbabwe operations was zero at March 31, 2014 and 2013. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. During fiscal years 2014, 2013, and 2012, there were no changes in the Company’s ownership percentage in any of these subsidiaries.

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
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2014, 2013, and 2012:

	Fiscal Year Ended March 31,
	2014	2013	2012

Equity in pretax earnings reported in the consolidated statements of income	$3,897	$5,635	$3,195
Less: Equity in income taxes	(809)	(547)	(1,130)
Equity in net income	3,088	5,088	2,065
Less: Dividends received on investments (1)	(6,508)	(122)	(16,723)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$(3,420)	$4,966	$(14,658)

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
Calculations of earnings per share for the fiscal years ended March 31, 2014, 2013, and 2012, are provided in Note 4.
Cash and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances to Suppliers
In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $190.0 million at March 31, 2014 and $199.1 million at March 31, 2013. The related valuation allowances totaled $46.1 million at March 31, 2014, and $54.4 million at March 31, 2013, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $5.5 million in fiscal year 2014, $1.6 million in fiscal year 2013, and $11.9 million in fiscal year 2012. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on which interest accrual had been discontinued totaled approximately $23.0 million at March 31, 2014, and $40.0 million at March 31, 2013.
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
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2014 and 2013, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $66 million and $73 million, respectively, and the related valuation allowances totaled approximately $30 million and $26 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $21 million based on the exchange rate for the Brazilian currency at March 31, 2014. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary took steps to contest the full amount of the assessment. As of March 31, 2014, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $16 million (at the March 31, 2014 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $16 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2014.
Property, Plant and Equipment
Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings—15 to 40 years; processing and packing machinery—3 to 11 years; transport equipment—3 to 10 years; and office and computer equipment—3 to 10 years. Where applicable, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2014, 2013, or 2012.
Goodwill and Other Intangibles
Goodwill and other intangibles principally consist of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value. Although Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base their initial assessments of potential goodwill impairment on qualitative factors, the Company elected to continue using a fair value measurement approach at March 31, 2014. This approach primarily involves the use of discounted cash flow models (Level 3 of the fair value hierarchy in the accounting guidance). The calculations in these models are normally not based on observable market data from independent sources and therefore require significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, which could increase or decrease any impairment charge related to goodwill.
Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil. No charges for goodwill impairment were recorded in fiscal years 2014, 2013, or 2012.
Impairment of Long-Lived Assets
    The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance. In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance). No significant charges for impairment of long-lived assets were recorded during fiscal years 2014, 2013, or 2012.
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
The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expense. The Company recognized net remeasurement losses of $14.3 million in fiscal year 2014, net remeasurement gains of $10.6 million in fiscal year 2013, and net remeasurement losses of $2.3 million in fiscal year 2012.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction losses of $6.0 million in fiscal year 2014, net transaction losses of $1.0 million in fiscal year 2013, and net transaction gains of $4.2 million in fiscal year 2012.
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
While most of the Company’s revenue consists of tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers. These arrangements usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2014. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then transported to customer-designated storage facilities. The revenue for these services is recognized when processing is completed, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
Stock-Based Compensation
Share-based payments, such as grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share awards, are measured at fair value and reported as expense in the financial statements over the requisite service period. Additional disclosures related to stock-based compensation are included in Note 13.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Pronouncements
Effective April 1, 2013, Universal adopted Financial Accounting Standards Board Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not reclassified in their entirety to net income in the same reporting period, companies are required to cross-reference other disclosures that provide additional detail about those amounts. Since the new guidance requires additional disclosures only, it did not have any impact on the Company's results of operations, cash flows, or financial position. The required disclosures are provided in Note 16.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
NOTE 2. RESTRUCTURING COSTS
During the three fiscal years ended March 31, 2014, Universal recorded restructuring costs related to various initiatives to adjust certain operations and reduce costs.
Fiscal Year Ended March 31, 2014
In fiscal year 2014, the Company's operating subsidiary in Brazil closed a factory and centralized all tobacco processing activities in its primary facility. In connection with this initiative, the Company incurred restructuring costs of approximately $4.0 million, including employee termination benefits, costs to relocate personnel and equipment to the main facility, and lease exit costs on the building that housed the closed operations. The remaining costs primarily related to voluntary early retirement arrangements at several locations around the Company. All of the fiscal year 2014 restructuring costs related to operations that are part of the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations.
Fiscal Year Ended March 31, 2013
During fiscal year 2013, the Company recorded restructuring costs totaling $4.1 million, primarily related to workforce reductions in one of the Company's operations in Africa. All of the restructuring costs incurred in fiscal year 2013 related to operations that are part of the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations.
Fiscal Year Ended March 31, 2012
During fiscal year 2012, the Company recorded restructuring costs totaling $11.7 million. A significant portion of those costs consisted of employee termination benefits associated with voluntary early retirement offers and involuntary separations at the Company’s headquarters and operating locations in the United States, South America, Africa, Europe, and Asia that are part of the North America and Other Regions reportable segments. In addition, the Company recorded approximately $3.1 million in costs related to the termination of its business arrangements with a supplier and processor of tobacco in Europe in response to market changes. That cost related to an operating subsidiary that is part of the Other Regions reportable segment.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restructuring costs incurred during the fiscal years ended March 31, 2014, 2013, and 2012 is as follows:

	Fiscal Years Ended March 31,
	2014	2013	2012
Employee termination benefits	$3,743	$4,113	$8,564
Other restructuring costs	3,003	—	3,097
Total restructuring costs incurred	$6,746	$4,113	$11,661
A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2012 through 2014 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2011	$6,386	$225	$6,611
Fiscal Year 2012 Activity:
Costs charged to expense	8,564	3,097	11,661
Payments	(13,679)	(3,031)	(16,710)
Balance at March 31, 2012	1,271	291	1,562
Fiscal Year 2013 Activity:
Costs charged to expense	4,113	—	4,113
Payments	(5,002)	(291)	(5,293)
Balance at March 31, 2013	382	—	382
Fiscal Year 2014 Activity:
Costs charged to expense	3,743	3,003	6,746
Payments	(2,099)	(2,843)	(4,942)
Balance at March 31, 2014	$2,026	$160	$2,186
The majority of the restructuring liability at March 31, 2014 will be paid in the early part of fiscal year 2015. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring costs in future periods as business changes occur and additional cost savings initiatives are implemented.

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
On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court of the European Union ("General Court"). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina maintains a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest in order to stay execution during the appeals process, and the Company has collateralized that guarantee with a bank deposit totaling approximately $53.3 million at March 31, 2014. At March 31, 2014, the accrued liability for the fine and interest was reported in other current liabilities, and the deposit was recorded in other current assets. Any fine and interest Deltafina may ultimately be required to pay would not be due until the European Court of Justice issues its decision. The Court has notified the Company that its decision on the appeal will be issued on June 12, 2014.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
	2014	2013	2012
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$149,009	$132,750	$92,057
Less: Dividends on convertible perpetual preferred stock	(14,850)	(14,850)	(14,850)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	134,159	117,900	77,207

Denominator for basic earnings per share
Weighted average shares outstanding	23,239	23,355	23,228

Basic earnings per share	$5.77	$5.05	$3.32

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$134,159	$117,900	$77,207
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	14,850	14,850	14,850
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	149,009	132,750	92,057

Denominator for diluted earnings per share
Weighted average shares outstanding	23,239	23,355	23,228
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,822	4,797	4,772
Employee share-based awards	331	326	339
Denominator for diluted earnings per share	28,392	28,478	28,339

Diluted earnings per share	$5.25	$4.66	$3.25
For the fiscal years ended March 31, 2014, 2013 and 2012, the Company had the following potentially dilutive securities (stock appreciation rights and/or stock options) outstanding that were not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Fiscal Year Ended March 31,
	2013	2012	2011

Potentially dilutive securities (shares in thousands)	169	169	348
Weighted-average exercise price	$62.66	$62.66	$56.75

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.   INCOME TAXES
Income Tax Expense
Income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2014	2013	2012
Current
United States	$1,433	$(3,465)	$2,871
State and local	507	682	(2,064)
Foreign	75,770	57,355	53,582
	77,710	54,572	54,389
Deferred
United States	1,686	1,746	4,796
State and local	275	279	444
Foreign	(4,136)	9,769	1,530
	(2,175)	11,794	6,770
Total	$75,535	$66,366	$61,159
Foreign taxes include U.S. tax expense on earnings of foreign subsidiaries. The Company has no undistributed earnings of consolidated foreign subsidiaries that are classified as permanently reinvested.
Consolidated Effective Income Tax Rate
A reconciliation of the statutory U.S. federal rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.2	0.3	(0.7)
Nondeductible European Commission fine	—	—	8.6
Dividends received from deconsolidated operations	(0.9)	(1.5)	(1.8)
Other, including changes in liabilities recorded for uncertain tax positions	(1.6)	(1.8)	(3.3)
Effective income tax rate	32.7%	32.0%	37.8%
The Company amended certain prior year state income tax returns during fiscal year 2012. The related income tax refunds reduced income tax expense and the consolidated effective tax rate for the year.
Components of Income Before Income Taxes and Other Items
The U.S. and foreign components of income before income taxes and other items were as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
United States	$9,156	$(4,161)	$21,773
Foreign	221,534	211,446	140,205
Total	$230,690	$207,285	$161,978

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2014	2013
Liabilities
Foreign withholding taxes	$30,147	$25,074
Undistributed earnings	23,865	32,346
Goodwill	30,851	30,851
All other	12,471	14,099
Total deferred tax liabilities	$97,334	$102,370

Assets
Employee benefit plans	$40,816	$60,397
Reserves and accruals	32,248	32,795
Deferred income	4,013	4,732
Deferred compensation	1,035	3,616
All other	7,784	12,292
Total deferred tax assets	85,896	113,832
Valuation allowance	(1,252)	(1,252)
Net deferred tax assets	$84,644	$112,580
At March 31, 2014, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.
Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations, other comprehensive income, and direct adjustments to shareholders' equity was as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Continuing operations	$75,535	$66,366	$61,159
Other comprehensive income	22,190	2,600	(18,296)
Direct adjustments to shareholders' equity	(972)	(1,052)	(285)
Total	$96,753	$67,914	$42,578

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended March 31, 2014, 2013 and 2012, is as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Liability for uncertain tax positions, beginning of year	$5,385	$7,913	$9,223
Additions:
Related to tax positions for the current year	194	191	262
Related to tax positions for prior years	168	—	1,072
Reductions:
Due to settlements with tax jurisdictions	—	(66)	(698)
Due to lapses of statutes of limitations	(1,776)	(2,339)	(1,213)
Effect of currency rate movement	(162)	(314)	(733)
Liability for uncertain tax positions, end of year	$3,809	$5,385	$7,913
Of the total liability for uncertain tax positions at March 31, 2014, approximately $2.8 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.5 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2015. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.
The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. Amounts accrued or reversed for interest and penalties were not material for any of the fiscal years 2012 through 2014, and liabilities recorded for interest and penalties at March 31, 2014 and 2013 also were not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2014, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended 2011. Open tax years in state and foreign jurisdictions generally range from 3 to 6 years.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.   CREDIT FACILITIES
Bank Credit Agreements
During fiscal year 2012, the Company entered a five-year senior unsecured bank credit agreement that provides for a $450 million committed revolving credit facility, as well as a fully funded $100 million amortizing term loan. Borrowings under the revolving credit facility and the term loan bear interest at variable rates, based on either (1) LIBOR plus a margin that is based on certain credit measures or (2) the higher of the federal funds rate plus 0.5%, prime rate, or one-month LIBOR plus 1.0%, each plus a margin; however, the Company has entered into interest rate swap agreements that convert the interest rate on the term loan portion of the facility to a fixed rate. The Company also pays a facility fee on the revolving credit facility. Both the revolving credit facility and the term loan mature in November 2016. There were no amounts outstanding under the revolving credit facility at March 31, 2014. During fiscal year 2014, the Company entered into a separate bank credit agreement that provides for a fully funded $175 million senior unsecured term loan. Additional information related to the term loans under both credit agreements, including the outstanding balances at March 31, 2014 and 2013, is disclosed in Note 7. The credit agreements include financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2014.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2014 and 2013, approximately $63 million and $105 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2014 and 2013, were approximately 3.5% and 3.8%, respectively. At March 31, 2014, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $342 million.
NOTE 7.   LONG-TERM OBLIGATIONS
The Company's long-term obligations at March 31, 2014 and 2013 consisted of the following:

	March 31,
	2014	2013
Medium-term notes	$100,000	$300,000
Senior bank term loan	175,000	—
Amortizing senior bank term loan	81,250	92,500
Total outstanding	356,250	392,500
Less: current portion	(116,250)	(211,250)
Long-term obligations	$240,000	$181,250
During fiscal year 2014, the Company repaid at maturity its $200 million principal amount 5.2% medium term notes and subsequently entered into a new $175 million senior term loan agreement with a group of banks. The Company's remaining medium-term notes at March 31, 2014 bear interest at 6.25% and mature in December 2014. The senior bank term loan is unsecured, matures in October 2018, and provides for incremental term loans in an amount up to $75 million at the Company's option, subject to customary conditions. Loans outstanding under the agreement currently bear interest at LIBOR plus 1.50% (1.69% at March 31, 2014) and may be prepaid at any time without premium or penalty. As discussed in Note 6, the amortizing bank term loan was arranged in fiscal year 2012 under a bank credit agreement that included a revolving credit facility. The original amount of the amortizing term loan was $100 million, and it is being repaid in quarterly installments that began on March 31, 2012, increase annually, and conclude with a final payment due November 3, 2016. The amortizing term loan may be prepaid at any time without penalty or premium at the option of the Company. The interest rate swaps on the loan convert the floating LIBOR base rate to a fixed base rate. Including the effect of the swaps and the facility margin, the interest rate on the term loan was 2.91% at March 31, 2014. The swap agreements were designated as cash flow hedges of the variable rate interest payments on the loan. The aggregate notional amount of the swaps, which is being reduced as quarterly payments are made over the term of the loan, was $81.3 million at March 31, 2014, and $92.5 million at March 31, 2013. The fair value of the interest rate swap agreements was a liability of $0.9 million at March 31, 2014. Additional disclosures related to the Company’s interest rate swap agreements are provided in Note 9.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long-term debt outstanding at March 31, 2014, by fiscal year, were as follows: 2015 – $116.3 million; 2016 – $27.5 million; 2017 – $37.5 million; 2018 – none; and 2019 – $175.0 million All long-term debt outstanding at March 31, 2014, is scheduled to be repaid by the end of fiscal year 2019.
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
NOTE 8. LEASES
The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $18.2 million in fiscal year 2014, $19.3 million in fiscal year 2013, and $20.6 million in fiscal year 2012. Future minimum payments under non-cancelable operating leases total $12.1 million in 2015, $8.1 million in 2016, $6.3 million in 2017, $4.1 million in 2018, $3.2 million in 2019, and $4.5 million after 2019.
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
Hedging Strategy for Interest Rate Risk
Through part of fiscal year 2012, the Company had outstanding receive-fixed/pay-floating interest rate swap agreements totaling $245 million notional amount that were designated and qualified as hedges of the exposure to changes in the fair value of the underlying debt instruments created by fluctuations in prevailing market interest rates. During fiscal year 2012, several of those swap contracts in the notional amount of $50 million were settled on maturity of the underlying debt, and the remaining contracts in the total notional amount of $195 million were settled prior to maturity at an aggregate gain of approximately $13 million. That gain was amortized over the remaining terms of the underlying debt instruments as a reduction in interest expense. No fixed-to-floating interest rate swap agreements were outstanding at March 31, 2014.
In November 2011, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its outstanding amortizing bank term loan. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The aggregate notional amount of the interest rate swaps is being reduced over a five-year period as payments are made on the loan. At March 31, 2014, the total notional amount of the swaps was approximately $81.3 million, which corresponded with the outstanding balance of the loan.
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company has entered into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during fiscal years 2014, 2013, and 2012 was as follows:

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended March 31,
(in millions)	2014	2013	2012
Tobacco purchases	$126.1	$158.9	$182.5
Processing costs	26.8	34.3	48.3
Total	$152.9	$193.2	$230.8
All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for amounts related to any ineffective portion of the hedging strategy or any early de-designation of the hedge arrangement, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at March 31, 2014, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2015. At March 31, 2014, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. Purchases of the 2014 crop are expected to be completed by August 2014, and all forward contracts to hedge those purchases will mature and be settled by that time.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses in Brazil during fiscal year 2014, the Company entered into forward contracts to sell the Brazilian currency and buy U.S. dollars at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The aggregate notional amount of contracts entered during the fiscal year 2014 to hedge net monetary asset exposure in Brazil was approximately $189.5 million. No forward contracts were entered for this purpose in fiscal years 2013 or 2012. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries have obtained short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2014, 2013, and 2012.

	Fiscal Year Ended March 31,
	2014	2013	2012
Fair Value Hedges - Interest Rate Swap Agreements
Derivative
Gain (loss) recognized in earnings	$—	$—	$3,195
Location of gain (loss) recognized in earnings	Interest expense
Hedged Item
Description of hedged item	Fixed rate long-term debt
Gain (loss) recognized in earnings	$—	$—	$(3,195)
Location of gain (loss) recognized in earnings	Interest expense

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(142)	$(1,470)	$(1,119)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(886)	$(910)	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(1,635)	$(8,709)	$2,652
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(3,844)	$(8,741)	$5,882
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(1,839)	$(1,325)	$857
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(6,609)	$(3,115)	$1,829
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

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
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $1.4 million remained in accumulated other comprehensive loss at March 31, 2014. That balance primarily reflects net gains on contracts related to the 2014 crop. No hedged purchases of 2014 crop tobaccos had been completed and no hedge loss had been reclassified to earnings at March 31, 2014. The majority of the balance in the accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2015 as the 2014 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2014 and 2013:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2014	2013		2014	2013
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	Other long-term liabilities	$936	$1,679

Forward foreign currency exchange contracts	Other current assets	1,731	—	Accounts payable and accrued expenses	13	810
Total		$1,731	$—		$949	$2,489

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$343	$—	Accounts payable and accrued expenses	$3,960	$331
Total		$343	$—		$3,960	$331
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the accounting guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework for measuring fair value is based on a fair value hierarchy that distinguishes between observable inputs and unobservable inputs. Observable inputs are based on market data obtained from independent sources. Unobservable inputs require the Company to make its own assumptions about the value placed on an asset or liability by market participants because little or no market data exists. There are three levels within the fair value hierarchy. Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.

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
At March 31, 2014 and 2013, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$1,527	$—	$1,527
Trading securities associated with deferred compensation plans	19,754	—	—	19,754
Forward foreign currency exchange contracts	—	2,074	—	2,074
Total financial assets measured and reported at fair value	$19,754	$3,601	$—	$23,355

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$2,270	$2,270
Interest rate swap agreements	—	936	—	936
Forward foreign currency exchange contracts	—	3,973	—	3,973
Total financial liabilities measured and reported at fair value	$—	$4,909	$2,270	$7,179

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$174,551	$—	$174,551
Trading securities associated with deferred compensation plans	19,168	—	—	19,168
Total financial assets measured and reported at fair value	$19,168	$174,551	$—	$193,719

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$4,235	$4,235
Interest rate swap agreements	—	1,679	—	1,679
Forward foreign currency exchange contracts	—	1,141	—	1,141
Total financial liabilities measured and reported at fair value	$—	$2,820	$4,235	$7,055

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Guarantees of bank loans to tobacco growers
The Company guarantees bank loans to tobacco growers in Brazil for crop financing and has previously guaranteed loans to those growers for construction of curing barns and other tobacco producing assets, as well as loans to growers in Malawi for crop financing. In the event that the farmers default on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluates the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees is determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses is then calculated at a risk-adjusted interest rate that is aligned with the expected duration of the liability and includes an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate could result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.
A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal years ended March 31, 2014 and 2013 is provided below.

	Fiscal Year Ended March 31,
	2014	2013
Balance at beginning of year	$4,235	$5,932
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	(7,463)	(7,352)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	5,566	5,690
Change in discount rate and estimated collection period	130	135
Currency remeasurement	(198)	(170)
Balance at end of year	$2,270	$4,235
Long-term Obligations
The fair value of the Company’s long-term obligations, including the current portion, was approximately $360 million at March 31, 2014, and $404 million at March 31, 2013. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company's primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rates:
Benefit cost for plan year	4.20%	4.60%	5.50%	3.90%	4.40%	5.50%
Benefit obligation at end of plan year	4.50%	4.20%	4.60%	4.30%	3.90%	4.40%
Expected long-term return on plan assets:
Benefit cost for plan year	8.00%	8.00%	8.00%	4.30%	4.30%	4.30%
Benefit obligation at end of plan year	7.75%	8.00%	8.00%	4.30%	4.30%	4.30%
Salary scale:
Benefit cost for plan year	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Benefit obligation at end of plan year	4.50%	5.00%	5.00%	4.50%	5.00%	5.00%
Healthcare cost trend rate	N/A	N/A	N/A	7.40%	7.60%	7.80%
The healthcare cost trend rate used by the Company is based on a recent study of medical cost inflation rates. The revised trend assumption of 7.40% in 2014 declines gradually to 4.50% in 2028.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in 2014 and 2013, and the funded status of the plans at March 31, 2014 and 2013:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2014	2013	2014	2013
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$258,240	$280,626	$—	$—
Projected benefit obligation	259,928	299,161	41,846	48,970

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$299,161	$302,632	$48,970	$48,784
Service cost	5,190	4,650	527	467
Interest cost	12,223	13,001	2,106	2,303
Effect of discount rate change	(8,316)	13,798	(2,483)	3,068
Plan amendment	(22,145)	—	—	—
Foreign currency exchange rate changes	22	(1,528)	—	—
Settlements	(2,136)	(13,027)	—	—
Other	(2,586)	(6,420)	(4,282)	(2,733)
Benefit payments	(21,485)	(13,945)	(2,992)	(2,919)
Projected benefit obligation, end of year	$259,928	$299,161	$41,846	$48,970

Change in plan assets:
Plan assets at fair value, beginning of year	$205,942	$199,525	$2,932	$3,062
Actual return on plan assets	15,758	22,865	97	151
Employer contributions	17,866	11,552	2,498	2,638
Settlements	(2,136)	(13,027)	—	—
Foreign currency exchange rate changes	(2,663)	(1,028)	—	—
Benefit payments	(21,485)	(13,945)	(2,992)	(2,919)
Plan assets at fair value, end of year	$213,282	$205,942	$2,535	$2,932

Funded status:
Funded status of the plans, end of year	$(46,646)	$(93,219)	$(39,311)	$(46,038)
During the fiscal year ended March 31, 2014, the Company offered terminated participants in its ERISA-regulated U.S. defined benefit pension plan who had not yet begun receiving monthly retirement payments the opportunity to receive a lump-sum distribution of their vested benefit. Benefit payments for fiscal year 2014 in the above table include approximately $7 million paid to participants who accepted that offer.
During the quarter ended September 30, 2013, the Company amended its ERISA-regulated and non-regulated pension plans in the U.S. to change the benefit formula applied to service periods beginning January 1, 2014, to modify early retirement factors, and to cover on a prospective basis certain employees who did not previously participate in the plans. Due to the significance of the amendments on the benefit obligation for the plans, the Company remeasured the plan's assets and liabilities during the quarter using actuarial assumptions that were updated as of the valuation date. The updated actuarial assumptions included an increase in the discount rate used to calculate the benefit liability, reflecting a general rise in the market interest rates since March 31, 2013. The remeasurement resulted in a prior service benefit of approximately $22 million.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the Company’s plans at the end of fiscal years 2014 and 2013 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2014	2013	2014	2013
Non-current asset (included in other noncurrent assets)	$2,476	$1,280	$—	$—
Current liability (included in accounts payable and accrued expenses)	(764)	(1,581)	(2,587)	(3,327)
Non-current liability (reported as pensions and other postretirement benefits)	(48,358)	(92,918)	(36,724)	(42,711)
Amounts recognized in the consolidated balance sheets	$(46,646)	$(93,219)	$(39,311)	$(46,038)
Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2014 and 2013, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2014	2013	2014	2013
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$254,117	$290,142	$41,846	$48,970
Aggregate fair value of plan assets	204,995	195,642	2,535	2,932
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	243,496	272,148	N/A	N/A
Aggregate fair value of plan assets	195,627	195,642	N/A	N/A
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$5,190	$4,650	$4,614	$527	$467	$591
Interest cost	12,223	13,001	13,959	2,106	2,303	2,636
Expected return on plan assets	(14,218)	(14,632)	(14,958)	(119)	(124)	(134)
Settlement cost	1,094	3,304	—	—	—	—
Net amortization and deferral	6,779	10,299	6,309	(5)	(8)	(335)
Net periodic benefit cost	$11,068	$16,622	$9,924	$2,509	$2,638	$2,758
A one-percentage-point increase in the assumed healthcare cost trend rate would increase the March 31, 2014, accumulated postretirement benefit obligation by approximately $1.5 million, while a one-percentage-point decrease would reduce the benefit obligation by approximately $1.4 million. The aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2015 would not change by a significant amount as a result of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss
Reclassification adjustments represent amounts included in accumulated other comprehensive loss at the beginning of the year that were recognized in net periodic benefit cost during the year. All amounts shown are before allocated income taxes. The amounts recognized in other comprehensive income or loss for fiscal years 2014 and 2013 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2014	2013	2014	2013
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$93,357	$108,171	$(3,918)	$(4,644)
Losses (gains) arising during the year	(12,834)	(928)	(6,039)	717
Reclassification adjustments during the year	(10,035)	(13,886)	5	9
Net actuarial loss (gain), end of year	70,488	93,357	(9,952)	(3,918)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(2,617)	(3,080)	226	500
Prior service cost (benefit) arising during the year	(22,145)	—	—	—
Reclassification adjustments during the year	1,764	463	(226)	(274)
Prior service cost (benefit), end of year	(22,998)	(2,617)	—	226

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$47,490	$90,740	$(9,952)	$(3,692)
Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit adjustments related to ownership interests in unconsolidated affiliates. As noted above, the prior service benefit arising during fiscal year 2014 related to an amendment to the Company's U.S. pension plans to change the benefit formula applied to service periods beginning January 1, 2014 and to modify early retirement benefit factors.
The Company expects to recognize approximately $5.8 million of the March 31, 2014 net actuarial loss and $3.1 million of the March 31, 2014 prior service benefit in net periodic benefit cost during fiscal year 2015.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 91% of consolidated plan assets and 80% of consolidated PBO at March 31, 2014, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for those asset classes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted–average target pension asset allocation and target ranges at the March 31, 2014 measurement date and the actual asset allocations at the March 31, 2014 and 2013 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2014	2013
Equity securities	46.0%	36%	-	56%	48.3%	57.0%
Fixed income securities (1)	44.0%	34%	-	54%	41.3%	32.6%
Alternative investments	10.0%	5%	-	15%	10.4%	10.4%
Total	100.0%				100.0%	100.0%

(1)	Actual amounts include high yield securities and cash balances held for the payment of benefits.
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. With plan contributions and an increase in asset values during fiscal years 2013 and 2014, the Company believes that it is in full compliance with all funding requirements of the Pension Protection Act of 2006. The Company expects to make contributions of approximately $7.1 million to its defined benefit pension plans in fiscal year 2015, including $5.5 million to its ERISA-regulated U.S. plan and $1.6 million to its non-ERISA regulated and other plans.
Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year:	Pension Benefits	Other Postretirement Benefits
2015	$16,906	$2,976
2016	16,855	3,007
2017	18,967	3,035
2018	15,243	3,008
2019	19,842	3,058
2020 - 2024	87,632	14,908

Fair Values of Pension Plan Assets
Assets held by the Company's defined benefit pension plans primarily consist of equity securities, fixed income securities, and alternative investments. Equity securities are primarily invested in actively-traded mutual funds with underlying common stock investments in U.S. and foreign companies ranging in size from small to large corporations. Fixed income securities are also held primarily through actively-traded mutual funds with the underlying investments in both U.S. and foreign securities. The methodologies for determining the fair values of the plan assets are outlined below. Where the values are based on quoted prices for the securities in an active market, they are classified as Level 1 of the fair value hierarchy. Where secondary pricing sources are used, they are classified as Level 2 of the hierarchy. Pricing models that use significant unobservable inputs are classified as Level 3.

•
Equity securities: Investments in equity securities through actively-traded mutual funds are valued based on the net asset values of the units held in the respective funds, which are determined by obtaining quoted prices on nationally recognized securities exchanges. These securities are classified as Level 1

•
Fixed income securities: Fixed income investments that are held through mutual funds are valued based on the net asset values of the units held in the respective funds, which are determined by obtaining quoted prices on nationally recognized securities exchanges. These securities are classified as Level 1. Other fixed income investments are valued at an estimated price that a dealer would pay for a similar security on the valuation date using observable market inputs and are classified as Level 2. These market inputs may include yield curves for similarly rated securities. Small amounts of cash are held in common collective trusts. Fixed income securities also include insurance assets, which are valued based on an actuarial calculation. Those securities are classified as Level 3.

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair values of the assets of the Company’s pension plans as of March 31, 2014 and 2013, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Equity securities	$93,229	$—	$—	$93,229
Fixed income securities (1)	80,567	8,287	11,266	100,120
Alternative investments	—	—	19,933	19,933
Total investments	$173,796	$8,287	$31,199	$213,282

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Equity securities	$107,164	$—	$—	$107,164
Fixed income securities (1)	61,553	10,300	7,435	79,288
Alternative investments	—	—	19,490	19,490
Total investments	$168,717	$10,300	$26,925	$205,942

(1)	Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $1.6 million for fiscal year 2014, $1.5 million for fiscal year 2013, and $1.1 million for fiscal year 2012.
NOTE 12.   COMMON AND PREFERRED STOCK
Common Stock
At March 31, 2014, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 23,216,312 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them. If dividends on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) are not declared and paid for any dividend period, then the Company may not pay dividends on the common stock or repurchase common shares until the dividends on the Preferred Stock have been paid for a period of four consecutive quarters.
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s common stock. Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2012 through 2014. The current program, which replaced an expiring program, was authorized and became effective on November 5, 2015. It authorizes the purchase of up to $100 million of the Company's outstanding common stock and expires on the earlier of November 15, 2015, or when the funds authorized for the program have been exhausted.
Total share repurchases under the programs for the fiscal years ended March 31, 2014, 2013, and 2012 were as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Number of shares repurchased	238,486	169,432	80,191
Cost of shares repurchased (in thousands of dollars)	$14,145	$8,631	$3,488
Weighted-average cost per share	$59.31	$50.94	$43.49
At March 31, 2014, the full $100 million authorized under the current program remained available for share repurchases.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock
The Company is also authorized to issue up to 5,000,000 shares of preferred stock, 500,000 shares of which have been reserved for Series A Junior Participating Preferred Stock and 220,000 shares of which have been reserved for Series B 6.75% Convertible Perpetual Preferred Stock. No Series A Junior Participating Preferred Stock has been issued. In 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) were issued under this authorization. At March 31, 2014, 219,999 shares were issued and outstanding. The Preferred Stock has a liquidation preference of $1,000 per share. Holders of the Preferred Shares are entitled to receive quarterly dividends at the rate of 6.75% per annum on the liquidation preference when, as, and if declared by the Company’s Board of Directors. Dividends are not cumulative in the event the Board of Directors does not declare a dividend for one or more quarterly periods. Under the terms of the Preferred Stock, the Board of Directors is prohibited from declaring regular dividends on the Preferred Shares in any period in which the Company fails to meet specified levels of shareholders’ equity and net income; however, in that situation, the Board of Directors may instead declare such dividends payable in shares of the Company’s common stock or from net proceeds of common stock issued during the ninety-day period prior to the dividend declaration. The Preferred Shares have no voting rights, except in the event the Company fails to pay dividends for four consecutive or non-consecutive quarterly dividend periods or fails to pay the redemption price on any date that the Preferred Shares are called for redemption, in which case the holders of Preferred Shares will be entitled to elect two additional directors to the Company’s Board to serve until dividends on the Preferred Stock have been fully paid for four consecutive quarters.
The Preferred Shares are convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion rate that is adjusted each time the Company pays a dividend on its common stock that exceeds $0.43 per share. The conversion rate at March 31, 2014, was 21.9648 shares of common stock per preferred share, which represents a conversion price of approximately $45.53 per common share. Upon conversion, the Company may, at its option, satisfy all or part of the conversion value in cash.
Through March 15, 2018, the Company may, at its option, cause the Preferred Shares to be automatically converted into shares of common stock that are issuable at the prevailing conversion rate, only if the closing price of the common stock during a specified period exceeds 135% of the then prevailing conversion price. With this conversion, the Company may, at its option, satisfy all or part of the conversion value in cash in lieu of delivering shares. On or after March 15, 2018, the Company may, at its option, redeem all or part of the outstanding Preferred Shares for cash at the $1,000 per share liquidation preference.
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
The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Executive Compensation, Nominating, and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. Prior to 2006, non-qualified stock options were the primary form of stock-based compensation awarded, and some of those options remained outstanding at March 31, 2014. Since fiscal year 2006, grants have included restricted stock, RSUs, PSAs, and stock-settled SARs. In fiscal years 2013 and 2014, the Compensation Committee awarded only grants of RSUs and PSAs. Outside directors automatically receive restricted stock units following each annual meeting of shareholders.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and SARs
The following tables summarize the Company’s stock option and SAR activity and related information for fiscal years 2012 through 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value
Fiscal Year Ended March 31, 2012:
Outstanding at beginning of year	922,598	$45.94
Granted	170,400	37.86
Exercised	(195,948)	35.82
Cancelled/expired	(41,200)	59.25
Outstanding at end of year	855,850	46.01

Fiscal Year Ended March 31, 2013:
Exercised	(407,758)	41.21
Cancelled/expired	(29,615)	54.83
Outstanding at end of year	418,477	50.07

Fiscal Year Ended March 31, 2014:
Exercised	(161,137)	42.48
Outstanding at end of year	257,340	$54.83	3.48	$1,418

Exercisable at end of year	207,068	$58.95	2.58	$512
Expected to vest in future periods	50,272	$37.86	7.20	$906

	Fiscal Year Ended March 31,
	2014	2013	2012
Total intrinsic value of stock options and SARs exercised	$2,816	$4,249	$1,745
Total fair value of SARs vested	$769	$1,460	$1,713
Intrinsic value and aggregate intrinsic value in the tables above are based on the difference between the market price of the underlying shares at the exercise date or balance sheet date, as applicable, and the exercise prices of the stock options and SARs. The closing market prices used to determine the aggregate intrinsic value at the end of each fiscal year were as follows: $55.89 at March 31, 2014, $56.04 at March 31, 2013, and $46.60 at March 31, 2012.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs
The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2012 through 2014:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2012:
Unvested at beginning of year	246,816	$44.07	77,750	$40.77	131,419	$34.59
Granted	84,290	38.28	—	—	57,383	35.56
Vested	(39,827)	35.94	(10,350)	37.52	(44,352)	45.96
Forfeited	—	—	—	—	(1,984)	33.30
Unvested at end of year	291,279	43.72	67,400	41.91	142,466	31.45

Fiscal Year Ended March 31, 2013:
Granted	87,780	44.06	—	—	92,425	35.25
Vested	(86,925)	52.42	(7,550)	43.74	(94,725)	29.67
Forfeited	—	—	—	—	(5,149)	36.15
Unvested at end of year	292,134	41.23	59,850	41.68	135,017	35.12

Fiscal Year Ended March 31, 2014:
Granted	70,092	57.79	—	—	52,400	53.56
Vested	(69,046)	44.89	(11,750)	39.02	(32,464)	33.95
Forfeited	—	—	—	—	(5,566)	37.45
Unvested at end of year	293,180	$44.33	48,100	$42.33	149,387	$41.76
Shares granted and vested in the above table include dividend equivalents on RSUs and any shares awarded above the base grant under the performance provisions of PSAs. Shares forfeited or canceled include any reductions from the base PSA grant under those same performance provisions.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense
Determination of the Grant Date Fair Value of Stock-Based Compensation
As indicated in the tables above, the Company granted RSUs and PSAs in each of fiscal years 2012 through 2014, and SARs in fiscal year 2012. The fair values of the RSUs and PSAs were based on the market price of the common stock on the grant date. The fair values of the SARs granted in fiscal year 2012 were estimated using the Black-Scholes pricing model and the following assumptions:

Assumptions:
Expected term	5.0 years
Expected volatility	35.80%
Expected dividend yield	5.07%
Risk-free interest rate	1.66%

Resulting fair value of SARs granted	$7.46
The expected term was based on the Company’s historical exercise data for instruments with comparable features and economic characteristics. The expected volatility was estimated based on historical volatility of the Company’s common stock using weekly closing prices. The expected dividend yield was based on the annualized quarterly dividend rate and the market price of the common stock at grant date. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the grant date for securities with a remaining term equal to the expected term of the SARs. Since all SAR grants in fiscal year 2012 were awarded on the same date, the fair value shown in the above table represents the weighted-average grant date fair value for that year.
Recognition of Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2014, 2013, and 2012, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Total stock-based compensation expense	$6,278	$6,171	$5,987
Income tax benefit recorded on stock-based compensation expense	$2,197	$2,160	$2,095
At March 31, 2014, the Company had $6.1 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.3 years. Cash proceeds from the exercise of stock options were $3.9 million for the fiscal year ended March 31, 2013, and were not material for the fiscal years ended March 31, 2014 or 2012.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.   COMMITMENTS AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries in which it operates. Contracts in most countries cover one annual growing season, but current contracts with some farmers in Brazil cover more than one year. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, Zambia, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2014, the Company had contracts to purchase approximately $661 million of tobacco to be delivered during the coming fiscal year and $154 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by advances to farmers and other suppliers, which totaled approximately $135 million, net of allowances, at March 31, 2014. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. As noted above and discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $74 million at March 31, 2014.
Guarantees and Other Contingent Liabilities
Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. During fiscal year 2013, similar arrangements were established in Malawi in connection with a shift from auction market sourcing to direct procurement in that country, but those arrangements were not continued for the crop planted in fiscal year 2014. At March 31, 2014, the Company’s total exposure under guarantees issued by its operating subsidiary for banking facilities of farmers in Brazil was approximately $20 million ($22 million face amount including unpaid accrued interest, less $2 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. As noted above, the subsidiary withholds payments due to the farmers on delivery of tobacco and forward those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at March 31, 2014, was the face amount, $22 million including unpaid accrued interest ($20 million as of March 31, 2013). The fair value of the guarantees was a liability of approximately $2 million at March 31, 2014 ($4 million at March 31, 2013). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $3 million at March 31, 2014.
Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company's five largest customers are Philip Morris International, Inc., Imperial Tobacco Group, PLC, British American Tobacco, PLC, China Tobacco International, Inc., and Japan Tobacco, Inc. In the aggregate, these customers have accounted for more than 60% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2014, 2013 and 2012, revenue from Philip Morris International, Inc. was approximately $590 million, $550 million, and $610 million, respectively. For the same periods, Imperial Tobacco Group, PLC accounted for revenue of approximately $340 million, $330 million, and $360 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
Accounts Receivable
The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $7.0 million and $8.0 million at March 31, 2014 and 2013, respectively. At March 31, 2014 and 2013, net accounts receivable by reportable operating segment were as follows:

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,
	2014	2013
Flue-cured and burley leaf tobacco operations:
North America	$64,195	$56,256
Other regions	362,146	297,615
Subtotal	426,341	353,871
Other tobacco operations	41,674	47,876
Consolidated accounts receivable, net	$468,015	$401,747
Favorable Outcome of IPI Tax Credit Case in Brazil
During the quarter ended June 30, 2013, a longstanding lawsuit related to IPI tax credits filed by the Company's operating subsidiary in Brazil was concluded in the subsidiary's favor with a decision by the Brazilian Superior Court of Justice on the final appeal filed by the Brazilian federal government. Although additional appeals by the government were expected in the case, the time period to file those appeals expired before the end of the quarter, and the decision and overall outcome of the case were confirmed.
IPI tax credits were established under Brazilian tax laws to allow recovery of a portion of the excise taxes paid on manufactured products when those products are sold in export markets. In prior years, the subsidiary paid excise taxes on the component cost of unprocessed tobacco purchased from growers, as well as the cost of electricity, packing materials, and other inputs used in its manufacturing process. Under the law, the subsidiary believed it was entitled to use IPI tax credits to recover excise taxes on the processed tobacco it exported. However, specific regulations issued by the Brazilian tax authorities did not permit the subsidiary to claim those credits. The suit filed by the subsidiary challenged the denial of the tax credits based on the law. Several decisions in lower courts were decided in the subsidiary's favor for a portion of the tax credits claimed in the suit, but those decisions were appealed on various grounds by both the government and the subsidiary. The expiration of the appeal period ended the matter in the courts.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fire Loss Insurance Settlement
In the early part of fiscal year 2012, an operating subsidiary of the Company in Europe completed settlement of an insurance claim related to a fire in 2010 that destroyed a portion of its facility and temporarily suspended factory operations. The Company and its subsidiary maintained general liability, business interruption, and replacement cost property insurance coverage on the facility. As part of the final settlement, the subsidiary received approximately $9.9 million of insurance proceeds to cover the cost of reconstructing the damaged portion of the facility and replacing equipment that was destroyed in the fire. A gain of approximately $9.6 million was recorded on the involuntary conversion of those assets and is reported in other income in the consolidated statement of income. In addition, the subsidiary received insurance proceeds totaling approximately $6.9 million for business interruption related to the fire. Approximately $2.1 million of the business interruption recovery was recognized in earnings in fiscal year 2012, and the remaining $4.8 million was recognized prior to that year. In the consolidated statement of cash flows, the insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities. All other insurance proceeds received prior to or with the final claim settlement in fiscal year 2012 have been reported in cash flows from operating activities. Reconstruction of the facility was completed and the factory returned to full operations during the first quarter of fiscal year 2012.
Statutory Severance and Pension Obligations in Malawi
In fiscal year 2008, the Company’s operating subsidiary in Malawi recorded a charge to accrue statutory severance obligations based on court rulings that found the severance benefits payable to employees upon retirement, death, involuntary termination, or termination by mutual agreement under the Malawi Employment Act of 2000, even in cases where employees are covered by a company-sponsored pension benefit. Because the effect of the court rulings was to entitle some employees to both private pension benefits and statutory severance benefits in cases of normal retirement, some of the rulings were appealed to higher courts. During the first quarter of fiscal year 2012, new Employment and Pension legislation was enacted into law in Malawi. The new legislation changed prior law related to statutory severance benefits by eliminating the requirement to pay those benefits to employees in cases of normal retirement. At the same time, the legislation created a new requirement to provide pension benefits to employees who meet specified service criteria. The pension benefit to which employees are entitled under the new law is generally equivalent to the accumulated statutory severance benefit under the old law, but it considers any pension or gratuity benefits previously or currently provided to employees under a company’s private pension programs. The Company’s operating subsidiary in Malawi historically provided pension and gratuity payments to specified employee groups that reduce or offset the pension obligations provided under the new law. The Malawi subsidiary accounted for the enactment of the new legislation in its financial statements during the first quarter of fiscal year 2012 by reversing approximately $4 million of the statutory severance liability no longer required under the new law.

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
The principal approach used by management to evaluate the Company’s performance is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Oriental tobacco operations consist principally of a 49% interest in an affiliate, and the performance of those operations is evaluated based on the Company’s equity in the pretax earnings of that affiliate. Under this structure, the Company has the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers. The Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and the Oriental business supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services includes the Company's laboratory services business, which provides physical and chemical product testing and smoke testing for customers, as well as its liquid nicotine joint venture and its food and vegetable ingredients business.
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
Universal incurs overhead expenses related to senior management, finance, legal, and other functions that are centralized at its corporate headquarters, as well as functions performed at several sales and administrative offices around the world. These overhead expenses are allocated to the various operating segments, generally on the basis of tobacco volumes planned to be purchased and/or processed. Management believes this method of allocation is representative of the value of the related services provided to the operating segments. The Company evaluates the performance of its segments based on operating income after allocated overhead expenses, plus equity in the pretax earnings of unconsolidated affiliates.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of, or for, the fiscal years ended March 31, 2014, 2013, and 2012, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2014	2013	2012	2014	2013	2012
Flue-cured and burley leaf tobacco operations:
North America	$348,627	$334,676	$314,248	$23,217	$19,740	$30,037
Other Regions (1)	1,932,228	1,871,880	1,893,388	133,447	192,556	180,670
Subtotal	2,280,855	2,206,556	2,207,636	156,664	212,296	210,707
Other Tobacco Operations (2)	261,260	255,143	239,241	18,511	20,461	12,841
Segment total	2,542,115	2,461,699	2,446,877	175,175	232,757	223,548
Deduct:
Equity in pretax earnings of unconsolidated affiliates (3)				(3,897)	(5,635)	(3,195)
Restructuring costs (4)				(6,746)	(4,113)	(11,661)
Charge for European Commission fines (4)				—	—	(49,091)
Add:
Other income (5)				81,619	—	20,703
Consolidated total	$2,542,115	$2,461,699	$2,446,877	$246,151	$223,009	$180,304

	Segment Assets			Goodwill
	March 31,			March 31,
	2014	2013	2012	2014	2013	2012
Flue-cured and burley leaf tobacco operations:
North America	$277,028	$295,785	$256,546	$—	$—	$—
Other Regions (1)	1,677,654	1,682,581	1,712,970	97,367	96,667	96,564
Subtotal	1,954,682	1,978,366	1,969,516	97,367	96,667	96,564
Other Tobacco Operations (2)	316,225	327,789	297,403	1,713	1,713	1,713
Segment and consolidated totals	$2,270,907	$2,306,155	$2,266,919	$99,080	$98,380	$98,277

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2014	2013	2012	2014	2013	2012
Flue-cured and burley leaf tobacco operations:
North America	$6,018	$11,017	$10,201	$2,676	$2,459	$438
Other Regions (1)	29,044	30,118	29,475	37,584	24,886	32,059
Subtotal	35,062	41,135	39,676	40,260	27,345	32,497
Other Tobacco Operations (2)	3,838	3,981	4,190	5,589	3,438	5,677
Segment and consolidated totals	$38,900	$45,116	$43,866	$45,849	$30,783	$38,174

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Oriental, and Special Services, as well as inter-company eliminations. Sales and other operating revenues, goodwill, depreciation and amortization, and capital expenditures include limited amounts or no amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings of the unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $93.3 million, $91.8 million, and $89.7 million, at March 31, 2014, 2013, and 2012, respectively.

(3)
Equity in pretax earnings of unconsolidated affiliates is included in segment operating income (Other Tobacco Operations segment), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
Restructuring costs and the fiscal year 2012 charge for European Commission fines are excluded from segment operating income, but are included in consolidated operating income in the consolidated statements of income.

(5)
Other income in fiscal year 2014 represents the gain on the favorable outcome of the IPI tax credit case in Brazil (See Note 14). Other income in fiscal year 2012 represents a gain on proceeds received from an insurance settlement for the replacement of factory and equipment lost in a fire at a plant in Europe, as well as a gain on the sale of land and buildings in Brazil. These gains are excluded from segment operating income, but included in consolidated operating income in the consolidated statements of income.

Geographic data as of, or for, the fiscal years ended March 31, 2014, 2013, and 2012, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2014	2013	2012
United States	$304,527	$324,285	$315,610
Belgium	218,550	203,539	210,425
China	210,956	229,112	210,436
Netherlands	208,031	174,481	164,504
Germany	173,872	128,144	210,791
All other countries	1,426,179	1,402,138	1,335,111
Consolidated total	$2,542,115	$2,461,699	$2,446,877

	Long-Lived Assets
	March 31,
	2014	2013	2012
United States	$61,347	$64,235	$75,330
Brazil	135,359	137,133	139,484
Mozambique	49,543	48,016	50,475
All other countries	149,750	137,132	137,169
Consolidated total	$395,999	$386,516	$402,458

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income attributable to the Company for the fiscal years ended March 31, 2014, 2013, and 2012 :

	Fiscal Year Ended March 31,
(in thousands of dollars)	2014	2013	2012
Foreign currency translation:
Balance at beginning of year	$(15,555)	$(11,850)	$(3,611)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(3,489), $1,815, and $3,230))	6,480	(3,370)	(8,158)
Less: Net loss (gain) on foreign currency translation attributable to noncontrolling interests	599	(335)	(81)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	7,079	(3,705)	(8,239)
Balance at end of year	$(8,476)	$(15,555)	$(11,850)

Foreign currency hedge:
Balance at beginning of year	$(855)	$(942)	$2,482
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(312), $3,234, and $608)	580	(6,006)	(1,129)
Reclassification to earnings (net of tax (expense) benefit of $(563), $(3,281), and $1,236) (1)	1,044	6,093	(2,295)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,624	87	(3,424)
Balance at end of year	$769	$(855)	$(942)

Interest rate hedge:
Balance at beginning of year	$(1,091)	$(727)	$—
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $49, $515, and $302)	(93)	(955)	(727)
Reclassification to earnings (net of tax (expense) benefit of $(399) and $(319)) (2)	576	591	—
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	483	(364)	(727)
Balance at end of year	$(608)	$(1,091)	$(727)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(58,039)	$(66,842)	$(43,647)
Other comprehensive income (loss) attributable to Universal Corporation:
Gains (losses) arising during the year (net of tax (expense) benefit of $(6,449), $96, and $14,596))(3)	11,977	(187)	(26,517)
Prior service (cost) credit arising during the year (net of tax (expense) benefit of $(7,751) and $250)) (3)	14,394	—	(500)
Amortization included in earnings (net of tax benefit (expense) of $(3,042), $(4,841), and $(2,059)) (4)	5,651	8,990	3,822
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	32,022	8,803	(23,195)
Balance at end of year	$(26,017)	$(58,039)	$(66,842)

Total accumulated other comprehensive income (loss) at end of year	$(34,332)	$(75,540)	$(80,361)
(1) Gain (loss) on foreign currency cash flow hedges is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the related tobacco is sold to customers. See Note 9 for additional information.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the debt. See Note 9 for additional information.
(3) These items arise from the remeasurement of the assets and liabilities of the Company's defined benefit pension plans. Those remeasurements are made on an annual basis at the end of the fiscal year. In addition, the assets and liabilities of the Company's U.S.-based pension plans were also remeasured on an interim basis during the second quarter of fiscal year 2014 to reflect the effect of plan amendments adopted during the period. See Note 11 for additional information.
(4) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 9 for additional information.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.   UNAUDITED QUARTERLY FINANCIAL DATA
Unaudited quarterly financial data for the fiscal years ended March 31, 2014 and 2013, is provided in the table below. Due to the seasonal nature of the Company's business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2014
Operating Results:
Sales and other operating revenues	$433,528	$650,869	$767,802	$689,916
Gross profit	71,468	119,312	139,307	103,204
Net income	53,913	29,830	44,203	27,209
Net income attributable to Universal Corporation	58,309	25,444	38,585	26,671
Earnings available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	54,597	21,731	34,873	22,958
Earnings per share attributable to Universal Corporation common shareholders:
Basic	2.34	0.94	1.50	0.99
Diluted	2.05	0.90	1.36	0.94
Cash Dividends Declared:
Per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Per share of common stock	0.50	0.50	0.51	0.51
Market Price Range of Common Stock:
High	61.46	63.36	54.60	58.99
Low	54.45	48.43	50.06	49.84

Fiscal Year Ended March 31, 2013
Operating Results:
Sales and other operating revenues	$461,391	$675,187	$680,029	$645,092
Gross profit	92,030	138,049	125,441	106,897
Net income	25,233	49,286	39,715	26,685
Net income attributable to Universal Corporation	23,125	47,981	35,542	26,102
Earnings available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	19,413	44,268	31,830	22,389
Earnings per share attributable to Universal Corporation common shareholders:
Basic	0.83	1.89	1.36	0.96
Diluted	0.81	1.68	1.25	0.92
Cash Dividends Declared:
Per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Per share of common stock	0.49	0.49	0.50	0.50
Market Price Range of Common Stock:
High	47.40	51.10	52.25	58.36
Low	44.08	44.03	45.62	51.29

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results were as follows:
Fiscal Year Ended March 31, 2014

•
First Quarter – a gain of $81.6 million resulting from the favorable outcome of litigation by the Company’s operating subsidiary in Brazil related to previous years’ excise tax credits. The gain increased net income attributable to Universal Corporation by $53.1 million. Excluding the effect of the gain on net income attributable to Universal Corporation, the Company's outstanding convertible perpetual preferred stock would have been antidilutive to earnings per share for the quarter. As a result, the gain increased diluted earnings per share for the quarter by $1.96. For the full fiscal year, the preferred stock was dilutive to earnings per share with or without the gain, and the effect on diluted earnings per share was only $1.87.

•
Second Quarter – restructuring costs of approximately $1.3 million, primarily related to the closure of a tobacco processing facility in Brazil and consolidation of those operations into the Company's primary facility there. The restructuring costs reduced net income attributable to Universal Corporation by $0.9 million and diluted earnings per share by $0.03.

•
Third Quarter – additional restructuring costs of approximately $3.4 million, primarily related to the facility closure in Brazil. The restructuring costs reduced net income attributable to Universal Corporation by $2.2 million and diluted earnings per share by $0.08.

•
Fourth Quarter – restructuring costs of approximately $2.0 million, representing additional costs associated with the facility closure in Brazil and costs related to voluntary early retirement arrangements at several locations. The restructuring costs reduced net income attributable to Universal Corporation by $1.3 million and diluted earnings per share by $0.04.

Fiscal Year Ended March 31, 2013

•
Second Quarter – restructuring costs of approximately $3.7 million, primarily related to workforce reductions in the Company’s operations in Africa. The restructuring costs reduced net income attributable to Universal Corporation by $1.5 million and diluted earnings per share by $0.05.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 23, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 23, 2014

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Universal Corporation

We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014 and our report dated May 23, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 23, 2014

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2014, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“the COSO criteria”). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2014.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2014. Their report on this audit appears on page 81 of this Annual Report.
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
Item 9B. Other Information
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2014 Proxy Statement.
The following are executive officers of the Company as of May 23, 2014:

Name and Age	Position	Business Experience During Past Five Years
G. C. Freeman, III (51)	Chairman, President and Chief Executive Officer
Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.

W. K. Brewer (55)	Executive Vice President and Chief Operating Officer
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

D. C. Moore (58)	Senior Vice President and Chief Financial Officer
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

T. G. Broome (60)	Executive Vice President and Sales Director, Universal Leaf Tobacco Company, Inc.
Mr. Broome was elected Executive Vice President and Sales Director, Universal Leaf, in October 2012. From April 2011 through October 2012, Mr. Broome served as Executive Vice President. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.

P. D. Wigner (45)	Vice President, General Counsel and Secretary
Mr. Wigner was elected Vice President in August 2007, and General Counsel and Secretary in November 2005 and also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.

J. A. Huffman (52)	Senior Vice President, Information and Planning, Universal Leaf Tobacco Company, Inc.
Mr. Huffman was elected Senior Vice President, Information and Planning, Universal Leaf, in August 2007. From September 2003 to August 2007, Mr. Huffman served as Senior Vice President. From September 2002 to September 2003, Mr. Huffman served as Vice President and Controller. He has been employed with the Company since 1996.

C. C. Formacek (54)	Vice President and Treasurer
Ms. Formacek was elected Vice President and Treasurer effective April 2012. Ms. Formacek served as Treasurer of Universal Leaf from April 2011 through March 2012. She joined the Company in September 2009 and served as Assistant Treasurer of Universal Leaf from that time through March 2011. Ms. Formacek formerly served as Treasurer of Chesapeake Corporation from January 2005 through July 2009.

R. M. Peebles (56)	Vice President and Controller	Mr. Peebles was elected Vice President and Controller in April 2011. Mr. Peebles joined the Company in September 2003 and served as Controller from that time through March 2011.
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
The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2014 Proxy Statement and such information is incorporated by reference herein.
Item 11.   Executive Compensation
Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2014 Proxy Statement, which information is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Equity Compensation Information” in the Company’s 2014 Proxy Statement, which information is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2014 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2014 Proxy Statement and such information is incorporated by reference herein.
Item 14.   Principal Accounting Fees and Services
Refer to the captions “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2014 Proxy Statement, which information is incorporated herein by reference.

PART IV
 Item 15.   Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report:

1.	Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2014, 2013, and 2012
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2014, 2013, and 2012
Consolidated Balance Sheets at March 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2014, 2013, and 2012
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2014, 2013, and 2012
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

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2014, 2013, and 2012

Description	Balance at Beginning of Period	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Period
(in thousands of dollars)

Fiscal Year Ended March 31, 2012:
Allowance for doubtful accounts (deducted from accounts receivable)	$5,603	$4,244	$—	$(1,540)	$8,307

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	74,938	11,929	—	(12,485)	74,382

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	22,126	2,564	—	29	24,719

Fiscal Year Ended March 31, 2013:
Allowance for doubtful accounts (deducted from accounts receivable)	$8,307	$1,788	$—	$(2,127)	$7,968

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	74,382	1,623	—	(21,612)	54,393

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	24,719	4,005	—	(2,680)	26,044

Fiscal Year Ended March 31, 2014:
Allowance for doubtful accounts (deducted from accounts receivable)	$7,968	$419	$—	$(1,851)	$6,536

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	54,393	5,461	—	(13,776)	46,078

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	26,044	5,607	—	(2,147)	29,504

(1)	Includes direct write-offs of assets and currency remeasurement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION
May 23, 2014
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 23, 2014
George C. Freeman, III	(Principal Executive Officer)

/s/ DAVID C. MOORE	Senior Vice President and Chief Financial Officer	May 23, 2014
David C. Moore	(Principal Financial Officer)

/s/ ROBERT M. PEEBLES	Vice President and Controller	May 23, 2014
Robert M. Peebles	(Principal Accounting Officer)

/s/ JOHN B. ADAMS, JR.	Director	May 23, 2014
John B. Adams, Jr.

/s/ DIANA F. CANTOR	Director	May 23, 2014
Diana F. Cantor

/s/ CHESTER A. CROCKER	Director	May 23, 2014
Chester A. Crocker

/s/ CHARLES H. FOSTER, JR.	Director	May 23, 2014
Charles H. Foster, Jr.

/s/ LENNART R. FREEMAN	Director	May 23, 2014
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 23, 2014
Thomas H. Johnson

/s/ EDDIE N. MOORE, JR.	Director	May 23, 2014
Eddie N. Moore, Jr.

/s/ ROBERT C. SLEDD	Director	May 23, 2014
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

10.2	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8-K, dated February 8, 1991, File No. 001-00652).

10.3	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8-K, dated February 8, 1991, File No. 001-00652).

10.4
Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 001-00652).

10.5
Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 001-00652).

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

10.8
Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of July 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-00652).

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

10.19	Universal Corporation Executive Officer Annual Incentive Plan, as amended (incorporated herein by reference to the Registrant's definitive proxy statement filed June 25, 2009, File No. 001-00652).

10.20
Form of Universal Corporation 2010 Restricted Stock Units Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, File No. 001-00652).

10.21
Form of Universal Corporation Stock Appreciation Rights Agreement for executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, File No. 001-00652).

10.22
Universal Leaf Tobacco Company, Incorporated Deferred Income Plan III, amended and restated as of December 31, 2008 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, File No. 001-00652).

10.23
Universal Corporation Outside Directors' Deferred Income Plan III, amended and restated as of December 31, 2008, and amended as of February 1, 2010 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, File No. 001-00652).

10.24
Form of Universal Corporation 2011 Restricted Stock Units Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011, File No. 001-00652).

10.25
Form of Universal Corporation Stock Appreciation Rights Agreement for executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011, File No. 001-00652).

10.26
Form of Universal Corporation Performance Share Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011, File No. 001-00652).

10.27
Credit Agreement dated November 3, 2011, among the Registrant, as Borrower; the Lenders from time to time party thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent and AgFirst Farm Credit Bank and The Royal Bank of Scotland plc as Co-Documentation Agents (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed November 8, 2011, File No. 001-00652).

10.28
Loan Agreement dated October 28, 2013, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, and AgFirst Farm Credit Bank and Fifth Third Bank as Co-Documentation Agents (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed October 30, 2013, File No. 001-00652).

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for each of the three years ended March 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended March 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets at March 31, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for each of the three years ended March 31, 2014, 2013 and 2012, (v) the Consolidated Statement of Shareholders’ Equity for each of the three years ended March 31, 2014, 2013 and 2012, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) Schedule II - Valuation and Qualifying Accounts, tagged as blocks of text.

_________
*    Filed herewith.