Form 10-Q
period 2014-06-30
UNIVERSAL CORP /VA/
filed 2014-08-07
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2014, the total number of shares of common stock outstanding was 23,169,976.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands of dollars, except per share data)

	Three Months Ended June 30,
	2014	2013
	(Unaudited)
Sales and other operating revenues	$271,472	$433,528
Costs and expenses
Cost of goods sold	215,932	362,060
Selling, general and administrative expenses	63,777	66,619
Other income	—	(81,619)
Operating income (loss)	(8,237)	86,468
Equity in pretax earnings of unconsolidated affiliates	601	1,529
Interest income	143	261
Interest expense	4,020	5,306
Income (loss) before income taxes and other items	(11,513)	82,952
Income tax expense (benefit)	(12,038)	29,039
Net income	525	53,913
Less: net loss attributable to noncontrolling interests in subsidiaries	192	4,396
Net income attributable to Universal Corporation	717	58,309
Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)
Earnings (loss) available to Universal Corporation common shareholders	$(2,995)	$54,597

Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	$(0.13)	$2.34
Diluted	$(0.13)	$2.05

Weighted average common shares outstanding:
Basic	23,223	23,317
Diluted	23,223	28,465

Total comprehensive income, net of income taxes	$1,349	$55,417
Less: comprehensive (income) loss attributable to noncontrolling interests, net of income taxes	(52)	4,722
Comprehensive income attributable to Universal Corporation, net of income taxes	$1,297	$60,139

Dividends declared per common share	$0.51	$0.50

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$148,457	$124,469	$163,532
Accounts receivable, net	238,900	259,613	468,015
Advances to suppliers, net	77,273	64,721	134,621
Accounts receivable—unconsolidated affiliates	82,196	62,040	7,375
Inventories—at lower of cost or market:
Tobacco	1,047,613	1,078,040	639,812
Other	83,484	63,425	67,219
Prepaid income taxes	30,688	18,649	27,866
Deferred income taxes	20,431	37,494	22,052
Other current assets	78,186	126,202	142,755
Total current assets	1,807,228	1,834,653	1,673,247

Property, plant and equipment
Land	17,239	17,187	17,275
Buildings	241,909	235,506	239,913
Machinery and equipment	574,178	553,752	562,597
	833,326	806,445	819,785
Less accumulated depreciation	(528,596)	(519,103)	(523,239)
	304,730	287,342	296,546
Other assets
Goodwill and other intangibles	99,429	99,738	99,453
Investments in unconsolidated affiliates	94,802	96,992	95,305
Deferred income taxes	18,616	29,482	14,562
Other noncurrent assets	76,599	88,443	91,794
	289,446	314,655	301,114

Total assets	$2,401,404	$2,436,650	$2,270,907

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$205,370	$133,109	$62,905
Accounts payable and accrued expenses	198,085	275,677	212,422
Accounts payable—unconsolidated affiliates	42	21	65
Customer advances and deposits	61,147	64,071	15,869
Accrued compensation	26,213	29,627	31,772
Income taxes payable	12,072	18,965	15,694
Current portion of long-term obligations	117,500	212,500	116,250
Total current liabilities	620,429	733,970	454,977

Long-term obligations	235,000	177,500	240,000
Pensions and other postretirement benefits	82,759	132,331	85,081
Other long-term liabilities	36,279	36,261	34,457
Deferred income taxes	36,346	42,083	45,500
Total liabilities	1,010,813	1,122,145	860,015

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,999 shares issued and outstanding (219,999 at June 30, 2013 and March 31, 2014)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,169,976 shares issued and outstanding (23,192,039 at June 30, 2013, and 23,216,312 at March 31, 2014)	206,538	201,557	206,446
Retained earnings	972,068	949,271	993,093
Accumulated other comprehensive loss	(33,752)	(73,710)	(34,332)
Total Universal Corporation shareholders' equity	1,357,877	1,290,141	1,378,230
Noncontrolling interests in subsidiaries	32,714	24,364	32,662
Total shareholders' equity	1,390,591	1,314,505	1,410,892

Total liabilities and shareholders' equity	$2,401,404	$2,436,650	$2,270,907

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$525	$53,913
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	8,653	10,587
Amortization	409	415
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(516)	2,946
Foreign currency remeasurement loss (gain), net	(1,283)	2,534
Gain on favorable outcome of excise tax case in Brazil	—	(81,619)
Other, net	(4,395)	(12,731)
Changes in operating assets and liabilities, net	(118,286)	(209,035)
Net cash used by operating activities	(114,893)	(232,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(16,808)	(10,368)
Proceeds from sale of property, plant and equipment	393	145
Net cash used by investing activities	(16,415)	(10,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	142,489	31,739
Repayment of long-term obligations	(3,750)	(2,500)
Issuance of common stock	187	457
Repurchase of common stock	(7,202)	(14,145)
Dividends paid on convertible perpetual preferred stock	(3,712)	(3,712)
Dividends paid on common stock	(11,844)	(11,676)
Net cash provided by financing activities	116,168	163

Effect of exchange rate changes on cash	65	(345)
Net decrease in cash and cash equivalents	(15,075)	(243,395)
Cash and cash equivalents at beginning of year	163,532	367,864
Cash and cash equivalents at end of period	$148,457	$124,469

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, with its subsidiaries (“Universal” or the “Company”), is the leading global leaf tobacco merchant and processor. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes substantially all of the current revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”).  ASU 2014-09 was developed under a joint project with the International Accounting Standards Board (“IASB”) to improve and converge the existing revenue recognition accounting guidance in U.S. GAAP and International Accounting Standards.  Under ASU 2014-09, the central underlying principle is to recognize revenues when promised goods or services are transferred to customers at an amount determined by the consideration a company expects to receive for those goods or services.  The guidance outlines a five-step process for determining the amount and timing of revenue to be recognized from those arrangements.  It is more principles-based than the existing guidance under U.S. GAAP, and therefore is expected to require more management judgment and involve more estimates than the current guidance.

ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including all interim periods within the year of adoption.  Companies are allowed to select between two transition methods:  (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.  Universal will adopt ASU 2014-09 effective April 1, 2017, which is the beginning of its fiscal year ending March 31, 2018.  The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. During fiscal year 2013, similar arrangements were established in Malawi in connection with a shift from auction market sourcing to direct procurement in that country, but those arrangements were not continued for the crop planted in fiscal year 2014. At June 30, 2014, the Company’s total exposure under guarantees issued by its operating subsidiaries for banking facilities of farmers in Brazil was approximately $6 million ($8 million face value amount including unpaid accrued interest, less $2 million for the fair value of the guarantees). All of these guarantees expire within one year. The subsidiaries withhold payments due to the farmers on delivery of tobacco and forward those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiaries to cover their obligations to the third-party banks could result in a liability for the subsidiaries under the related guarantees; however, in that case, the subsidiaries would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiaries could be required to make at June 30, 2014, was the face amount, $8 million including unpaid accrued interest ($4 million including the guarantees in Malawi at June 30, 2013, and $20 million at March 31, 2014). The fair value of the guarantees was a liability of approximately $2 million at June 30, 2014 ($4 million at June 30, 2013, and $2 million at March 31, 2014). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $3 million at June 30, 2014.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court of the European Union ("General Court"). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina previously provided the Commission a bank guarantee in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. In January 2013, the guarantee was fully collateralized with a bank deposit. On June 12, 2014, the European Court of Justice issued its final decision on the matter, in which it rejected Deltafina's application to reinstate immunity. Deltafina and the Company paid the final amount of the fine and interest, approximately €38.9 million ($53.0 million), before June 30. Upon payment, the bank guarantee was terminated and the related deposit was returned. The payment of the fine and interest did not have a material impact on the Company's or Deltafina's operations.

Other Legal and Tax Matters

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

The final court decision entitles the subsidiary to approximately $104 million of IPI tax credits (based on the exchange rate at the date of the decision), which can be used to offset future payments of other Brazilian federal taxes for a period of up to five years. This amount includes the tax credits generated over the period granted by the courts, as well as interest calculated from the date those credits should have been available to the subsidiary. As noted, the ability to use the tax credits to offset other Brazilian federal tax payments expires in five years, and utilization of the credits is also subject to audit by the tax authorities. Based on estimates of the tax credits that are probable of being realized, the subsidiary recorded an allowance, reducing the net book value of the credits to approximately $90 million. After deducting related legal fees and Brazilian social contribution taxes assessed on the interest portion of the total IPI tax credits received, the subsidiary recorded a net gain of $81.6 million ($53.1 million after tax, or $1.98 per diluted share) during the quarter ended June 30, 2013, as a result of the favorable outcome of the case. The gain is reported in Other Income in the consolidated statement of income. Management of the Company and the subsidiary regularly review the estimates and assumptions used in determining the total amount of the tax credits likely to be realized and, accordingly, it is reasonably possible that the valuation allowance could be adjusted in future reporting periods. The subsidiary began using the credits to offset tax payments during the quarter ended December 31, 2013.

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other non-current assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $128 million at June 30, 2014, $123 million at June 30, 2013, and $190 million at March 31, 2014. The related valuation allowances totaled $44 million at June 30, 2014, $51 million at June 30, 2013, and $46 million at March 31, 2014, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $1 million in the three-month period ended June 30, 2014, but increased by net provisions for estimated uncollectible amounts of approximately $3 million in the three-month period ended June 30, 2013. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2014, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $70 million ($73 million at June 30, 2013, and $66 million at March 31, 2014), and the related valuation allowances totaled approximately $36 million ($26 million at June 30, 2013, and $30 million at March 31, 2014). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

In June 2011, tax authorities in Brazil completed an audit of inter-state VAT filings by the Company’s operating subsidiary there and issued assessments for tax, penalties, and interest for tax periods from 2006 through 2009 totaling approximately $22 million based on the exchange rate for the Brazilian currency at June 30, 2014. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining portions of the assessment and that various defenses support the subsidiary’s positions. Accordingly, the subsidiary took steps to contest the full amount of the assessment. As of June 30, 2014, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $17 million (at the June 30, 2014 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $17 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2014.

NOTE 4.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except per share data)	2014	2013

Basic Earnings Per Share
Numerator for basic earnings (loss) per share
Net income attributable to Universal Corporation	$717	$58,309
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)
Earnings (loss) available to Universal Corporation common shareholders for calculation of basic earnings (loss) per share	(2,995)	54,597

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	23,223,343	23,316,764

Basic earnings (loss) per share	$(0.13)	$2.34

Diluted Earnings Per Share
Numerator for diluted earnings (loss) per share
Earnings (loss) available to Universal Corporation common shareholders	$(2,995)	$54,597
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	3,712
Earnings (loss) available to Universal Corporation common shareholders for calculation of diluted earnings (loss) per share	(2,995)	58,309

Denominator for diluted earnings (loss) per share
Weighted average shares outstanding	23,223,343	23,316,764
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	4,812,279
Employee share-based awards	—	336,311
Denominator for diluted earnings (loss) per share	23,223,343	28,465,354

Diluted earnings (loss) per share	$(0.13)	$2.05

For the three months ended June 30, 2014, conversion of the Company's outstanding Series B 6.75% Convertible Perpetual Preferred Stock and exercise or distribution of employee-share-based awards were not assumed since the effects would have been antidilutive. The Company also had the following potentially dilutive securities (stock appreciation rights) outstanding for the three months ended June 30, 2014 and 2013 that were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

	Three Months Ended June 30,
	2014	2013

Potentially dilutive securities (shares in thousands)	169	169
Weighted-average exercise price	$62.66	$62.66

NOTE 5.   INCOME TAXES

The Company recorded a consolidated income tax benefit of $8 million during the current quarter, arising from the ability of its subsidiary, Deltafina S.p.A., to pay a significant portion of the European Commission fine and related interest charges in Italy that were settled in June 2014 following the unsuccessful appeal of the case involving anti-competitive activities in the Italian tobacco market (see Note 3).  Deltafina and Universal Corporation were jointly liable for the amounts imposed by the European Commission.  The Company’s initial accrual of the fine and interest in September 2011 assumed that the entire obligation would be paid by Universal Corporation due to uncertainty with respect to Deltafina’s financial capacity to bear any significant portion of the cost upon the eventual settlement and uncertainty as to when the payment would be made.  Deltafina ultimately was able to assume responsibility for approximately $30 million of the total $53 million obligation for the fine and interest when those amounts were paid in June 2014.  Although the portion of the fine paid by Deltafina is not deductible for income tax purposes in Italy, it reduced the subsidiary’s cumulative undistributed earnings and the associated consolidated tax liability, resulting in the $8 million benefit in the Company’s consolidated income tax provision for the quarter.
Excluding the above discrete item, the Company’s consolidated effective income tax rate for the quarter ended June 30, 2014 was 35%, which was consistent with the effective rate for the quarter ended June 30, 2013 and approximates the U.S. federal statutory rate.  The effects of items that can cause the Company’s effective rate to differ from the U.S. federal statutory rate were not significant for either quarter.

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

Hedging Strategy for Interest Rate Risk

The Company has receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its outstanding amortizing bank term loan. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The aggregate notional amount of the interest rate swaps is being reduced over a five-year period as payments are made on the loan. At June 30, 2014, the total notional amount of the swaps was approximately $78 million, which corresponded with the outstanding balance of the loan.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first three months of fiscal years 2015 and 2014, was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2014	2013

Tobacco purchases	$53.8	$82.8
Processing costs	12.3	18.5
Total	$66.1	$101.3

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

For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at June 30, 2014, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2015. At June 30, 2014, hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period. Purchases of the 2014 crop are expected to be completed by August 2014, and all forward contracts to hedge those purchases will mature and be settled by that time.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company may enter into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The aggregate notional amount of contracts entered during the three months ended June 30, 2014 was approximately $22 million, and the total notional amount of contracts outstanding at June 30, 2014 was approximately $43 million. No forward contracts were entered for this purpose in the first quarter of fiscal year 2014. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, and thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands of dollars)	2014	2013

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(159)	$310
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(207)	$(227)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$1,653	$(3,332)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$251	$(75)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$227	$(1,768)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(1,295)	$(1,423)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $2.8 million remained in accumulated other comprehensive loss at June 30, 2014. That balance reflects gains and losses on open and settled contracts related to the 2014 and 2013 crops, less the amounts reclassified to earnings related to tobacco sold through June 30, 2014. The majority of the balance in the accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2015, as the related tobaccos are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2014 and 2013, and March 31, 2014:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2014	June 30, 2013	March 31, 2014		June 30, 2014	June 30, 2013	March 31, 2014

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$887	$1,142	$936

Forward foreign currency exchange contracts	Other current assets	276	—	1,731	Accounts payable and accrued expenses	—	3,212	13
Total		$276	$—	$1,731		$887	$4,354	$949

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$121	$2	$343	Accounts payable and accrued expenses	$1,635	$1,582	$3,960
Total		$121	$2	$343		$1,635	$1,582	$3,960

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

At June 30, 2014, June 30, 2013 and March 31, 2014, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	June 30, 2014
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,527	$—	$1,527
Trading securities associated with deferred compensation plans	20,582	—	—	20,582
Forward foreign currency exchange contracts	—	397	—	397
Total financial assets measured and reported at fair value	$20,582	$1,924	$—	$22,506

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$2,390	$2,390
Interest rate swap agreements	—	887	—	887
Forward foreign currency exchange contracts	—	1,635	—	1,635
Total financial liabilities measured and reported at fair value	$—	$2,522	$2,390	$4,912

	June 30, 2013
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,526	$—	$1,526
Trading securities associated with deferred compensation plans	18,423	—	—	18,423
Forward foreign currency exchange contracts	—	2	—	2
Total financial assets measured and reported at fair value	$18,423	$1,528	$—	$19,951

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$3,800	$3,800
Interest rate swap agreements	—	1,142	—	1,142
Forward foreign currency exchange contracts	—	4,794	—	4,794
Total financial liabilities measured and reported at fair value	$—	$5,936	$3,800	$9,736

	March 31, 2014
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,527	$—	$1,527
Trading securities associated with deferred compensation plans	19,754	—	—	19,754
Forward foreign currency exchange contracts	—	2,074	—	2,074
Total financial assets measured and reported at fair value	$19,754	$3,601	$—	$23,355

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$2,270	$2,270
Interest rate swap agreements	—	936	—	936
Forward foreign currency exchange contracts	—	3,973	—	3,973
Total financial liabilities measured and reported at fair value	$—	$4,909	$2,270	$7,179

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

Guarantees of bank loans to tobacco growers

The Company guarantees bank loans to tobacco growers in Brazil for crop financing and has previously guaranteed loans to those growers for the construction of curing barns or other tobacco producing assets, as well as loans to growers in Malawi for crop financing. In the event that the farmers default on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluates the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees is determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses is then calculated at a risk-adjusted interest rate that is aligned with the expected duration of the liability and includes an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate could result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2014 and 2013 is provided below.

	Three Months Ended June 30,
(in thousands of dollars)	2014	2013

Balance at beginning of year	$2,270	$4,235
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	(2)	(2,284)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	23	1,927
Change in discount rate and estimated collection period	36	24
Currency remeasurement	63	(102)
Balance at end of period	$2,390	$3,800

During the three months ended June 30, 2013, additional loss provisions related to guaranteed loans in Malawi were recorded, and payments were made to third-party banks under those guarantees.

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $355 million at June 30, 2014, $427 million at June 30, 2013, and $360 million at March 31, 2014. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2014	2013	2014	2013

Service cost	$1,334	$1,195	$114	$138
Interest cost	2,669	2,857	484	532
Expected return on plan assets	(3,692)	(3,542)	(26)	(30)
Net amortization and deferral	780	2,447	(133)	(17)
Net periodic benefit cost	$1,091	$2,957	$439	$623

The net periodic benefit costs for pension benefits and other postretirement benefits for the three months ended June 30, 2014 are lower than for the comparable period of the prior fiscal year. The reduction partly reflects reduced amortization of actuarial losses due to an increase in the discount rate used to calculate the benefit liabilities for the Company's U.S. plans, together with favorable performance of the assets held by the ERISA-regulated U.S. pension plan. The amortization of a prior service credit attributable to certain amendments made to the Company's U.S. pension plans in the prior year also contributed to the decline in net periodic benefit cost.

During the three months ended June 30, 2014, the Company made contributions of approximately $2.9 million to its pension plans. Additional contributions of approximately $4.2 million are expected during the remaining nine months of fiscal year 2015, including $3.0 million to the Company's ERISA-regulated U.S. plan and $1.2 million to its non-ERISA-regulated and other plans.

NOTE 9.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior fiscal year. The Compensation Committee administers the Company’s Plans consistently following previously defined guidelines. Awards of restricted stock, RSUs, PSAs, and SARs are currently outstanding under the Plans. The SARs have an exercise price equal to the closing price of a share of the Company’s common stock on the grant date. The SARs are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive restricted stock units or shares of restricted stock following each annual meeting of shareholders. RSUs awarded to outside directors vest three years after the grant date, and restricted shares vest upon the individual’s retirement from service as a director.

During the three-month periods ended June 30, 2014 and 2013, Universal issued the following stock-based awards, representing the regular annual grants to officers of the Company:

	Three Months Ended June 30,
	2014	2013

RSUs:
Number granted	69,550	52,400
Grant date fair value	$52.68	$59.72

PSAs:
Number granted	48,450	52,400
Grant date fair value	$46.41	$53.56

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any grants of SARs.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the three-month periods ended June 30, 2014 and 2013, the Company recorded total stock-based compensation expense of approximately $2.9 million and $2.8 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3.7 million during the remaining nine months of fiscal year 2015.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2014	2013

SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$31,698	$64,151
Other regions (1)	197,572	296,260
Subtotal	229,270	360,411
Other tobacco operations (2)	42,202	73,117
Consolidated sales and other operating revenues	$271,472	$433,528

OPERATING INCOME (LOSS)
Flue-cured and burley leaf tobacco operations:
North America	$1,679	$2,355
Other regions (1)	(10,575)	(5,184)
Subtotal	(8,896)	(2,829)
Other tobacco operations (2)	1,260	9,207
Segment operating income (loss)	(7,636)	6,378
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)	(601)	(1,529)
Add: Other income (4)	—	81,619
Consolidated operating income (loss)	$(8,237)	$86,468

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

(4)
Other income represents the gain on the favorable outcome of the IPI tax credit case in Brazil. This item is excluded from segment operating income, but is included in consolidated operating income in the consolidated statements of income and comprehensive income.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands of dollars)	2014	2013
Foreign currency translation:
Balance at beginning of year	$(8,476)	$(15,555)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $609 and $(805))	(1,132)	1,494
Less: Net loss on foreign currency translation attributable to noncontrolling interests	245	326
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(887)	1,820

Balance at end of period	$(9,363)	$(13,735)

Foreign currency hedge:
Balance at beginning of year	$769	$(855)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(583) and $976)	1,083	(1,811)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $98 and $(38)) (1)	(183)	70
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	900	(1,741)

Balance at end of period	$1,669	$(2,596)

Interest rate hedge:
Balance at beginning of year	$(608)	$(1,091)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $55 and $(109))	(103)	201
Reclassification of loss to earnings (net of tax benefit of $(72) and $(79)) (2)	135	148
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	32	349

Balance at end of period	$(576)	$(742)

Pension and other postretirement benefit plan:
Balance at beginning of year	$(26,017)	$(58,039)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(258) and $(755)) (3)	535	1,402
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	535	1,402

Balance at end of period	$(25,482)	$(56,637)

Total accumulated other comprehensive income (loss) at end of period	$(33,752)	$(73,710)

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

NOTE 12. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,378,230	$32,662	$1,410,892	$1,258,571	$29,086	$1,287,657
Changes in common stock
Issuance of common stock	187	—	187	457	—	457
Repurchase of common stock	(1,143)	—	(1,143)	(2,049)	—	(2,049)
Accrual of stock-based compensation	2,886	—	2,886	2,803	—	2,803
Withholding of shares from stock-based compensation for grantee income taxes (Stock Options, SARs, RSUs, and PSAs)	(1,988)	—	(1,988)	(2,372)	—	(2,372)
Dividend equivalents on RSUs	150	—	150	139	—	139

Changes in retained earnings
Net income	717	(192)	525	58,309	(4,396)	53,913
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(3,712)	—	(3,712)	(3,712)	—	(3,712)
Common stock	(11,821)	—	(11,821)	(11,600)	—	(11,600)
Repurchase of common stock	(6,059)	—	(6,059)	(12,096)	—	(12,096)
Dividend equivalents on RSUs	(150)	—	(150)	(139)	—	(139)

Other comprehensive income (loss)	580	244	824	1,830	(326)	1,504
Balance at end of period	$1,357,877	$32,714	$1,390,591	$1,290,141	$24,364	$1,314,505

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; regulation and litigation impacts on our customers; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Liquidity and Capital Resources

Overview

The first fiscal quarter is generally a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs in the quarter ended June 30, 2014, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. While lower green leaf tobacco prices and delayed crop purchasing programs have decreased our working capital requirements in the first fiscal quarter of fiscal year 2015 compared to the same period in the prior year, later shipments this year have extended the duration of our working capital needs in some origins.
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

Operating Activities

We used $114.9 million in net cash flows to fund our operating activities during the quarter ended June 30, 2014. That amount was $118.1 million lower than the level we required during the same quarter last fiscal year, primarily due to reduced working capital needs in the current quarter mainly from lower crop purchases and green leaf tobacco prices. Tobacco inventory increased by $407.8 million from March 31, 2014 levels on seasonal leaf purchases to $1,047.6 million at June 30, 2014. Tobacco inventory levels were $30.4 million below June 30, 2013 levels, principally due to lower green leaf prices combined with lower crop purchases in some origins and a weaker Brazilian real. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

We generally do not purchase material quantities of tobacco on a speculative basis. The majority of our inventories are not considered to be at risk as they are committed for sale to customers. At June 30, 2014, our uncommitted inventories were $189.4 million, or about 18% of total tobacco inventory, compared to $171.4 million, or about 27% of our March 31, 2014 inventory, and

$79.4 million, or about 7% of our June 30, 2013 inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the timing of customer purchases.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2014, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances decreased by $15.1 million from March 31, 2014 levels as we used cash to fund seasonal working capital needs. Accounts receivable decreased by $229.1 million compared to March 31, 2014, reflecting collections of receivables. Advances to suppliers were $77.3 million at June 30, 2014, a reduction of $57.3 million from March 31, 2014, as crops were delivered in payment of those balances. Conversely, accounts receivable from unconsolidated affiliates were up $74.8 million from March 31, 2014 levels, reflecting seasonal increases. Customer advances and deposits of $61.1 million were up $45.3 million over March 31, 2014 levels reflecting deposits against upcoming crop shipments.

Compared to the same period last fiscal year, cash and cash equivalent balances are up $24.0 million largely due to reduced cash used by operating activities from lower working capital requirements. Compared to June 30, 2013 levels, accounts receivable decreased by $20.7 million, reflecting later shipment timing, and accounts receivable - unconsolidated affiliates was up $20.2 million on higher purchase volumes in certain origins.

In the quarter ended June 30, 2014, following our unsuccessful appeal, we paid the European Commission fine related to market activities in Italy. In order to stay execution during the appeals process, we had put in place a bank guarantee in favor of the European Commission in the amount of the fine plus accumulated interest and had collateralized that guarantee with a bank deposit. As of June 30, 2014, other current assets and accounts payable and accrued expenses had been reduced by approximately $53 million on payment of the fine and cash and cash equivalents had increased by about $53 million following the release of the deposit for the bank guarantee.

Investing Activities

During the quarters ended June 30, 2014 and 2013, we invested about $16.8 million and $10.4 million, respectively, in our fixed assets. Depreciation expense was approximately $8.7 million and $10.6 million for the quarters ended June 30, 2014 and 2013, respectively. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we undertake projects that increase capital spending beyond those limits. We currently have $80 million in capital expenditures planned in fiscal year 2015, largely related to the African expansion projects as well as construction of a new manufacturing facility for our food ingredient business.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by about $199.1 million to $470.6 million during the three months ended June 30, 2014, primarily due to seasonal working capital requirements. Net debt as a percentage of net capitalization of approximately 26% at June 30, 2014, was flat with June 30, 2013 levels. It was up from about 16% at March 31, 2014, reflecting normal seasonal expansion. As of June 30, 2014, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. We had $335.0 million available under a committed revolving credit facility that will mature in November 2016, and $148.5 million in cash and cash equivalents. Our short-term debt totaled $205.4 million, and we had $117.5 million of current maturities of long-term debt. In addition, we had about $318 million in unused, uncommitted credit lines.

Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs, current maturities of long-term debt, and currently anticipated capital expenditure requirements over the next twelve months. While our available capital resources exceed these anticipated needs, we may explore issuing additional long-term debt during fiscal year 2015 in order to better control liquidity risk.

Our Board of Directors approved our current share repurchase program in November 2013. The program expires in November 2015 and authorizes purchases of up to $100 million of our common stock. Under the authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During the three months ended June 30, 2014, we purchased 130,000 shares of common stock at an aggregate cost of $7.2 million (average price per share of $55.40), based on trading dates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. As of June 30, 2014, our available authorization under the program was $92.8 million and approximately 23.2 million common shares were outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2014, the fair value of our outstanding interest rate swap agreements was a liability of about $0.9 million, and the notional amount swapped was approximately $78 million. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable-rate amortizing term loan. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At June 30, 2014, the fair value of our open contracts was an asset of about $0.3 million. We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a liability of about $1.5 million at June 30, 2014.

Results of Operations

Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. The total for segment operating income referred to in the discussion below is a non-GAAP measure. This measure is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and it may not be comparable to similarly titled measures reported by other companies. We have provided a reconciliation of the total for segment operating income to consolidated operating income in Note 10. "Operating Segments" to the consolidated financial statements in Item 1. We evaluate our segment performance excluding certain significant charges or credits. We believe this measure, which excludes these items that we believe are not indicative of our core operating results, provides investors with important information that is useful in understanding our business results and trends.

Net income for the first quarter of fiscal year 2015, which ended on June 30, 2014, was $0.7 million, or a loss of $0.13 per diluted share. Those results were down from net income of $58.3 million, or $2.05 per diluted share for the first quarter of fiscal year 2014. Results for last year’s first quarter included a gain of $81.6 million before tax ($53.1 million after tax, or $1.98 per diluted share), which resulted from the favorable outcome of litigation in Brazil related to excise tax credits. Excluding that non-recurring gain, first quarter net income was down $4.5 million compared to the same period last year. Results for the quarter ended June 30, 2014, also included an income tax benefit of $8.0 million (or $0.34 per diluted share) arising from a subsidiary’s payment of a portion of a fine following the unsuccessful appeal of a long-running court case. Segment operating income declined by $14.0 million compared to the same period last year. Revenues for the first quarter of fiscal year 2015 of $271.5 million were down 37.4% on a combination of lower volumes due to later timing of receipt of shipment instructions from customers and lower average prices.

General Overview

Our first quarter of fiscal year 2015 has been heavily influenced by lower volumes that are a result of typical oversupply market patterns, including a slow start in Brazil and later timing of customer orders and current crop shipments. In recent years, we have completed most of our shipments by the end of our fiscal year, reducing first quarter volumes from carryover crop shipments. Given this shift and the oversupply conditions, our reduced volumes in the first fiscal quarter were expected this year. A predominance of our shipments should occur in the second half of the fiscal year. Overall, customer orders are in line with our expectations, and based upon the current backlog of shipments, we anticipate that volumes for fiscal year 2015 will not be materially different from those of last year, barring any unexpected logistical challenges.
Due to the current season’s production oversupply, we continue to take a measured approach to the remainder of fiscal year 2015. Markets have been developing slowly in some origins as customers have been monitoring market conditions while evaluating their leaf needs and inventory durations, and shipping has been progressing at a slower pace than normal. At the same time, we have been very deliberate in our purchases, making reductions where possible, and we are working to minimize uncommitted inventories, which at the end of June 2014 were within our normal range. We are not seeing the market pricing volatility that depressed margins in South America last year, and green leaf prices have declined this year in most origins. Although it is very early, the current production outlook for next year's crops indicates that leaf production will also decline, consistent with market correction patterns.

Flue-cured and Burley Leaf Tobacco Operations
Other Regions:
The Other Regions segment reported an operating loss of $10.6 million for the quarter ended June 30, 2014, driven by reduced shipment volumes in all regions, reflecting a decline of $5.4 million compared with the prior year’s first quarter loss of $5.2 million. The lower volumes were mainly attributable to a slower pace of customer orders and delivery of shipping instructions typical in a market oversupply situation. In Brazil, the impact from the volume reduction was somewhat mitigated by an improved mix and better margins from a return to orderly green leaf purchase markets compared with the volatile situation there last year that pressured margins. In Africa, the normally low first quarter volumes were further reduced by delayed shipment timing, compared with the prior year. In Asia, volume declines from delayed shipments were more than offset by benefits from favorable currency remeasurement and exchange comparisons. Selling, general, and administrative costs for this segment were down for the quarter, as foreign currency remeasurement and exchange improvements, mostly in Asia and South America, and lower supplier provisions, were partly offset by a large value-added tax valuation allowance in South America. Revenues for the Other Regions segment of $197.6 million were down by about 33% compared to the same period last year, on reduced volumes and slightly lower green leaf tobacco prices.

North America:
Operating income for the North America segment was down $0.7 million in the quarter ended June 30, 2014, compared to last year’s first quarter, as lower volumes from carryover crop sales due to delayed shipment timing were partly offset by better margins. Selling, general, and administrative costs for the North America segment were flat. Revenues for this segment decreased by $32.5 million to $31.7 million on those lower volumes.

Other Tobacco Operations

The Other Tobacco Operations segment operating income for the first quarter of fiscal year 2015 of $1.3 million was down by $7.9 million compared with the same period last year. The decline was attributable mainly to the dark tobacco operations, on reduced volumes from a lower quality Indonesian wrapper crop compared with the prior year. Results for the oriental joint venture were affected by lower volumes as well, due to shipment timing, but those effects were mitigated by the beneficial currency remeasurement and exchange impact from the relative strengthening of the Turkish lira compared with the same period last year. Revenues for this segment decreased by about 42% to $42.2 million primarily due to the volume declines in the dark tobacco business, partly offset by higher green tobacco prices. Selling, general, and administrative costs for the segment were flat compared with the prior year quarter.

Other Information

Cost of goods sold decreased by about 40% to $215.9 million in the quarter ended June 30, 2014, compared with the same period last year, mainly attributable to the reduced volumes and slightly lower green leaf costs. Selling, general, and administrative costs for the first fiscal quarter declined by $2.8 million on a combination of foreign currency remeasurement and exchange gains compared with losses in the prior year, lower provisions for suppliers, offset by higher accruals for value-added tax reserves.
Interest expense of $4.0 million was down $1.3 million, reflecting lower average debt balances and interest rates during the first fiscal quarter compared with the prior year.
Income taxes for the first quarter of fiscal year 2015 were impacted by a non-recurring benefit of $8.0 million arising from the partial payment of the European Commission fine by our Italian subsidiary in June. Excluding that item, the consolidated income tax rate for the quarter was approximately 35%, which was comparable to the effective rate in last year’s first fiscal quarter and to the statutory federal U.S. tax rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of June 30, 2014, tobacco inventory of $1.048 billion included $858 million in inventory that was committed for sale to customers and $190 million that was not committed. Committed inventory, after deducting about $61 million in customer deposits, represents our potential net exposure of about $797 million. We normally maintain a portion of our debt at variable interest rates in order to mitigate such interest rate risk related to carrying fixed-rate debt. We also periodically have large cash balances that we use to fund seasonal purchases of tobacco. These cash balances reduce our financing needs. Debt carried at variable interest rates was approximately $380 million at June 30, 2014. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $4 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects our average committed inventory levels over time.

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

On December 28, 2004, we received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contains a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that the disclosure would affect Deltafina’s immunity. On November 15, 2005, we received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and Universal Corporation jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, Universal Corporation and Deltafina each filed appeals in the General Court of the European Union ("General Court"). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, we withdrew our appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, we recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina previously provided the Commission a bank guarantee in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. In January 2013, the guarantee was fully collateralized with a bank deposit. On June 12, 2014, the European Court of Justice issued its final decision on the matter, in which it rejected Deltafina's application to reinstate immunity. We and Deltafina paid the final amount of the fine and interest, approximately €38.9 million ($53.0 million), before June 30. Upon payment, the bank guarantee was terminated and the related deposit was returned. The payment of the fine and interest did not have a material impact on our operations or the operations at Deltafina.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014. In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information concerning our repurchases of shares of our common stock during the three-month period ended June 30, 2014:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1, 2014 to April 30, 2014	—	$—	—	$100,000,000
May 1, 2014 to May 31, 2014	—	—	—	100,000,000
June 1, 2014 to June 30, 2014	130,000	55.40	130,000	92,797,411
Total	130,000	$55.40	130,000	$92,797,411

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2014 and 2013, (ii) the Consolidated Balance Sheets at June 30, 2014, June 30, 2013 and March 31, 2014, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013 and (iv) the Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2014	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)