Form 10-Q
period 2014-09-30
UNIVERSAL CORP /VA/
filed 2014-11-06
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2014, the total number of shares of common stock outstanding was 23,183,259.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$464,116	$650,869	$735,588	$1,084,397
Costs and expenses
Cost of goods sold	379,045	531,557	594,977	893,617
Selling, general and administrative expenses	59,809	68,455	123,586	135,074
Other income	—	—	—	(81,619)
Restructuring costs	3,350	1,308	3,350	1,308
Operating income	21,912	49,549	13,675	136,017
Equity in pretax earnings (loss) of unconsolidated affiliates	3,317	(1,563)	3,918	(34)
Interest income	67	143	210	404
Interest expense	4,852	6,160	8,872	11,466
Income before income taxes	20,444	41,969	8,931	124,921
Income tax expense (benefit)	4,960	12,139	(7,078)	41,178
Net income	15,484	29,830	16,009	83,743
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(459)	(4,386)	(267)	10
Net income attributable to Universal Corporation	15,025	25,444	15,742	83,753
Dividends on Universal Corporation convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)
Earnings available to Universal Corporation common shareholders	$11,312	$21,731	$8,317	$76,328

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$0.49	$0.94	$0.36	$3.28
Diluted	$0.48	$0.90	$0.35	$2.95

Weighted average common shares outstanding:
Basic	23,178,082	23,207,043	23,200,589	23,261,604
Diluted	23,508,427	28,336,545	23,521,571	28,400,666

Total comprehensive income, net of income taxes	$4,954	$61,024	$6,303	$116,441
Less: comprehensive (income) loss attributable to noncontrolling interests, net of income taxes	(178)	(4,375)	(230)	347
Comprehensive income attributable to Universal Corporation, net of income taxes	$4,776	$56,649	$6,073	$116,788

Dividends declared per common share	$0.51	$0.50	$1.02	$1.00

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,567	$74,631	$163,532
Accounts receivable, net	290,162	365,777	468,015
Advances to suppliers, net	70,296	62,013	134,621
Accounts receivable—unconsolidated affiliates	98,707	70,175	7,375
Inventories—at lower of cost or market:
Tobacco	1,164,293	1,037,320	639,812
Other	100,516	80,651	67,219
Prepaid income taxes	28,138	28,004	27,866
Deferred income taxes	34,560	30,751	22,052
Other current assets	83,754	130,721	142,755
Total current assets	1,899,993	1,880,043	1,673,247

Property, plant and equipment
Land	17,022	17,231	17,275
Buildings	239,568	237,923	239,913
Machinery and equipment	577,064	563,615	562,597
	833,654	818,769	819,785
Less: accumulated depreciation	(528,722)	(530,038)	(523,239)
	304,932	288,731	296,546
Other assets
Goodwill and other intangibles	99,291	99,648	99,453
Investments in unconsolidated affiliates	88,841	99,362	95,305
Deferred income taxes	18,861	28,026	14,562
Other noncurrent assets	68,973	87,748	91,794
	275,966	314,784	301,114

Total assets	$2,480,891	$2,483,558	$2,270,907

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$359,349	$194,266	$62,905
Accounts payable and accrued expenses	154,826	222,226	212,422
Accounts payable—unconsolidated affiliates	1,150	8	65
Customer advances and deposits	57,723	92,871	15,869
Accrued compensation	20,272	22,152	31,772
Income taxes payable	11,164	14,694	15,694
Current portion of long-term obligations	118,750	213,750	116,250
Total current liabilities	723,234	759,967	454,977

Long-term obligations	230,000	173,750	240,000
Pensions and other postretirement benefits	74,975	95,098	85,081
Other long-term liabilities	34,567	35,911	34,457
Deferred income taxes	39,235	59,373	45,500
Total liabilities	1,102,011	1,124,099	860,015

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,999 shares issued and outstanding (219,999 at September 30, 2013 and March 31, 2014)	213,023	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 23,183,259 shares issued and outstanding (23,215,946 at September 30, 2013, and 23,216,312 at March 31, 2014)	207,552	202,844	206,446
Retained earnings	971,391	959,242	993,093
Accumulated other comprehensive loss	(44,001)	(42,505)	(34,332)
Total Universal Corporation shareholders' equity	1,347,965	1,332,604	1,378,230
Noncontrolling interests in subsidiaries	30,915	26,855	32,662
Total shareholders' equity	1,378,880	1,359,459	1,410,892

Total liabilities and shareholders' equity	$2,480,891	$2,483,558	$2,270,907

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,009	$83,743
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	17,298	20,034
Amortization	816	835
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(2,497)	3,556
Foreign currency remeasurement loss (gain), net	7,156	7,009
Gain on favorable outcome of excise tax case in Brazil	—	(81,619)
Restructuring costs	3,350	1,308
Other, net	(9,470)	2,421
Changes in operating assets and liabilities, net	(386,404)	(344,433)
Net cash used by operating activities	(353,742)	(307,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(30,571)	(19,772)
Proceeds from sale of property, plant and equipment	983	334
Net cash used by investing activities	(29,588)	(19,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	297,507	85,150
Repayment of long-term obligations	(7,500)	(5,000)
Dividends paid to noncontrolling interests	(1,977)	(1,884)
Issuance of common stock	187	457
Repurchase of common stock	(7,202)	(14,145)
Dividends paid on convertible perpetual preferred stock	(7,425)	(7,425)
Dividends paid on common stock	(23,661)	(23,272)
Net cash provided by financing activities	249,929	33,881

Effect of exchange rate changes on cash	(564)	(530)
Net decrease in cash and cash equivalents	(133,965)	(293,233)
Cash and cash equivalents at beginning of year	163,532	367,864

Cash and cash equivalents at end of period	$29,567	$74,631

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

ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including all interim periods within the year of adoption.  Companies are allowed to select between two transition methods:  (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.  Universal will adopt ASU 2014-09 effective April 1, 2017, which is the beginning of its fiscal year ending March 31, 2018.  The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and has not made any decision on the method of adoption.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. During fiscal year 2013, similar arrangements were established in Malawi in connection with a shift from auction market sourcing to direct procurement in that country, but those arrangements were not continued for the crop planted in fiscal year 2014. At September 30, 2014, the Company’s total exposure under guarantees issued by its operating subsidiaries for banking facilities of farmers in Brazil was approximately $33 million ($35 million face amount including unpaid accrued interest less $2 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. The subsidiaries withhold payments due to the farmers on delivery of tobacco and forward those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiaries to cover their obligations to the third-party banks could result in a liability for the subsidiaries under the related guarantees; however, in that case, the subsidiaries would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiaries could be required to make at September 30, 2014, was the face amount, $35 million including unpaid accrued interest ($16 million including the guarantees in Malawi at September 30, 2013, and $20 million at March 31, 2014). The fair value of the guarantees was a liability of approximately $2 million at September 30, 2014 ($4 million at September 30, 2013, and $2 million at March 31, 2014). In addition to these guarantees, the Company has other contingent liabilities, primarily related to outstanding letters of credit, totaling approximately $3 million at September 30, 2014.

Value-Added Tax Assessments in Brazil

As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $19 million based on the exchange rate for the Brazilian currency at September 30, 2014. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $22 million based on the exchange rate at September 30, 2014. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of September 30, 2014, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $16 million (at the September 30, 2014 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $16 million remaining assessment, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2014.
With respect to the Parana assessment, management of the subsidiary and outside counsel have undertaken the initial steps required to contest the full amount of the claim. A significant portion of the Parana assessment is based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. On that basis, the range of reasonably possible loss is considered to be zero up to a maximum of $18 million, rather than the full amount of the assessment. Based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2014.

In both states, the process for reaching a final resolution to the assessments is expected to be lengthy, and management is not currently able to predict when either case will be concluded. Should the subsidiary ultimately be required to pay any tax, interest, or penalties in either case, the portion paid for tax would generate value-added tax credits that the subsidiary may be able to recover.

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

On December 28, 2004, the Company received a preliminary indication that the Commission intended to revoke Deltafina’s immunity for disclosing in April 2002 that it had applied for immunity. Neither the Commission’s Leniency Notice of February 19, 2002, nor Deltafina’s letter of provisional immunity, contained a specific requirement of confidentiality. The potential for such disclosure was discussed with the Commission in March 2002, and the Commission never told Deltafina that disclosure would affect Deltafina’s immunity. On November 15, 2005, the Company received notification from the Commission that the Commission had imposed fines totaling €30 million on Deltafina and the Company jointly for infringing European Union antitrust law in connection with the purchase and processing of tobacco in the Italian raw tobacco market. In January 2006, the Company and Deltafina each filed appeals in the General Court of the European Union ("General Court"). Deltafina’s appeal was held on September 28, 2010. For strategic reasons related to the defense of the Deltafina appeal, Universal withdrew its appeal. On September 9, 2011, the General Court issued its decision, in which it rejected Deltafina’s application to reinstate immunity. Deltafina appealed the decision of the General Court to the European Court of Justice, and a hearing was held in November 2012. Effective with the September 9, 2011 General Court decision, the Company recorded a charge for the full amount of the fine (€30 million) plus accumulated interest (€5.9 million). The charge totaled $49.1 million at the exchange rate in effect on the date of the General Court decision. Deltafina previously provided the Commission a bank guarantee in the amount of the fine plus accumulated interest in order to stay execution during the appeals process. In January 2013, the guarantee was fully collateralized with a bank deposit. On June 12, 2014, the European Court of Justice issued its final decision on the matter, in which it rejected Deltafina's application to reinstate immunity. Deltafina and the Company paid the final amount of the fine and interest, approximately €38.9 million ($53.0 million), before June 30, 2014. Upon payment, the bank guarantee was terminated and the related deposit was returned. The payment of the fine and interest did not have a material impact on the Company's or Deltafina's operations.

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

The final court decision entitles the subsidiary to approximately $104 million of IPI tax credits (based on the exchange rate at the date of the decision), which it can use to offset future payments of other Brazilian federal taxes for a period of up to five years. This amount includes the tax credits generated over the period granted by the courts, as well as interest calculated from the date those credits should have been available to the subsidiary. As noted, the ability to use the tax credits to offset other Brazilian federal tax payments expires in five years, and utilization of the credits is also subject to audit by the tax authorities. Based on estimates of the tax credits that are probable of being realized, the subsidiary recorded an allowance, reducing the net book value of the credits to approximately $90 million. After deducting related legal fees and Brazilian social contribution taxes assessed on the interest portion of the total IPI tax credits received, the subsidiary recorded a net gain of $81.6 million ($53.1 million after tax, or $1.96 per diluted share) during the quarter ended June 30, 2013, as a result of the favorable outcome of the case. The gain is reported in Other Income in the consolidated statement of income. The subsidiary began using the credits to offset tax payments during the quarter ended December 31, 2013. At September 30, 2014, the remaining unused tax credits totaled approximately $52 million at the current exchange rate, and the book value of the tax credit asset was approximately $36 million, net of the valuation allowance. Management of the Company and the subsidiary regularly review the estimates and assumptions used in determining the total amount of the tax credits likely to be realized and, accordingly, it is reasonably possible that the valuation allowance could be adjusted in future reporting periods.

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $115 million at September 30, 2014, $110 million at September 30, 2013, and $190 million at March 31, 2014. The related valuation allowances totaled $38 million at September 30, 2014, $42 million at September 30, 2013, and $46 million at March 31, 2014, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $2 million in the six-month period ended September 30, 2014, but increased by net provisions for uncollectible amounts of approximately $4 million in the six-month period ended September 30, 2013. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred are usually imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2014, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $69 million ($70 million at September 30, 2013, and $66 million at March 31, 2014), and the related valuation allowances totaled approximately $37 million ($27 million at September 30, 2013, and $30 million at March 31, 2014). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

NOTE 4.   RESTRUCTURING COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring costs are periodically incurred in connection with those activities.

Six Months Ended September 30, 2014

During the second quarter of fiscal year 2015, the Company announced plans to suspend its operations in Argentina, effective December 31, 2014. In connection with that decision, during the quarter ended September 30, 2014, the Company's subsidiary in Argentina incurred costs related to employee terminations, as well as costs related to exiting its business arrangements with a supplier. The Company also initiated and completed a program to downsize certain functions at its operations in Brazil during the quarter and recorded employee termination costs in connection with that initiative. Restructuring costs recorded during the quarter totaled approximately $3.4 million on a consolidated basis. The restructuring liability at September 30, 2014, was $0.9 million, which the Company expects will be paid before the end of the current fiscal year.

Six Months Ended September 30, 2013

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

All of the restructuring costs incurred to date in both fiscal years 2015 and 2014 related to operations that are part of the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2014	2013	2014	2013

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$15,025	$25,444	$15,742	$83,753
Less: Dividends on convertible perpetual preferred stock	(3,713)	(3,713)	(7,425)	(7,425)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	11,312	21,731	8,317	76,328

Denominator for basic earnings per share
Weighted average shares outstanding	23,178,082	23,207,043	23,200,589	23,261,604

Basic earnings per share	$0.49	$0.94	$0.36	$3.28

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$11,312	$21,731	$8,317	$76,328
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	3,713	—	7,425
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	11,312	25,444	8,317	83,753

Denominator for diluted earnings per share
Weighted average shares outstanding	23,178,082	23,207,043	23,200,589	23,261,604
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	4,818,160	—	4,815,235
Employee share-based awards	330,345	311,342	320,982	323,827
Denominator for diluted earnings per share	23,508,427	28,336,545	23,521,571	28,400,666

Diluted earnings per share	$0.48	$0.90	$0.35	$2.95

For the three- and six-month periods ended September 30, 2014, conversion of the Company's outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effects would have been antidilutive. The Company also had the following potentially dilutive securities (stock appreciation rights) outstanding for the six months ended September 30, 2014 and 2013 that were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

	Six Months Ended September 30,
	2014	2013

Potentially dilutive securities (shares in thousands)	169	169
Weighted-average exercise price	$62.66	$62.66

NOTE 6.   INCOME TAXES

The Company is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company's consolidated effective income tax rate is affected by a number of factors, including the mix of domestic and foreign earnings, the effect of exchange rate changes on deferred taxes, and the Company’s ability to utilize foreign tax credits.
The consolidated effective income tax rate on pretax earnings was approximately 24% for the quarter ended September 30, 2014, compared to 29% for the quarter ended September 30, 2013. The effective rate for both quarters was lower than the 35% U.S. federal statutory rate, primarily attributable to a lower effective tax rate on dividend income from unconsolidated operations, as well as the effect of changes in exchange rates on deferred income tax assets and liabilities of foreign subsidiaries. The reduction in the effective rate created by those items was more significant for the quarter ended September 30, 2014, primarily because pretax earnings were lower for that period.
During the quarter ended June 30, 2014, the Company recorded a consolidated income tax benefit of $8 million, arising from the ability of its subsidiary, Deltafina S.p.A., to pay a significant portion of the European Commission fine and related interest charges in Italy that were settled during that quarter following the unsuccessful appeal of the case involving anti-competitive activities in the Italian tobacco market (see Note 3). Deltafina and Universal Corporation were jointly liable for the amounts imposed by the European Commission. The Company’s initial accrual of the fine and interest in September 2011 assumed that the entire obligation would be paid by Universal Corporation due to uncertainty with respect to Deltafina’s financial capacity to bear any significant portion of the cost upon the eventual settlement and to uncertainty as to when the payment would be made. Deltafina ultimately was able to assume responsibility for approximately $30 million of the total $53.0 million obligation for the fine and interest when those amounts were paid. Although the portion of the fine paid by Deltafina is not deductible for income tax purposes in Italy, it reduced the subsidiary’s cumulative undistributed earnings and the associated consolidated tax liability, resulting in the $8 million benefit in the Company’s consolidated income tax provision for the six months ended September 30, 2014. Excluding this discrete item, the consolidated effective income tax rate was 10% for the six months ended September 30, 2014, compared to 33% for the six months ended September 30, 2013. Similar to the rate comparison for the quarter, items that favorably impacted the effective tax rate had a more significant effect on the rate for the six months ended September 30, 2014 because pretax earnings were lower for that period.

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

Hedging Strategy for Interest Rate Risk

The Company has receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its outstanding amortizing bank term loan. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The aggregate notional amount of the interest rate swaps is being reduced over a five-year period as payments are made on the loan. At September 30, 2014, the total notional amount of the swaps was approximately $74 million, which corresponded with the outstanding balance of the loan.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first six months of fiscal years 2015 and 2014, was as follows:

	Six Months Ended September 30,
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

Purchases of the 2014 crop were completed in August 2014, and all forward contracts to hedge those purchases matured and settled by that time. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at September 30, 2014, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2015.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company may enter into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at September 30, 2014 and 2013, and March 31, 2014, were approximately $90 million, $49 million, and $66 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, and thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three- and six-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$50	$(256)	$(109)	$54
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(199)	$(228)	$(406)	$(455)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$47	$(20)	$1,700	$(3,352)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$1,208	$(2,362)	$1,459	$(2,437)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$30	$(71)	$257	$(1,839)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$4,176	$(4,282)	$2,881	$(5,705)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $1.6 million remained in accumulated other comprehensive loss at September 30, 2014. That balance reflects gains and losses on settled contracts related to the 2014 and 2013 crops, less the amount reclassified to earnings related to tobacco sold through September 30, 2014. The majority of the balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2015 as the related tobaccos are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2014 and 2013, and March 31, 2014:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		Sept. 30, 2014	Sept. 30, 2013	March 31, 2014		Sept. 30, 2014	Sept. 30, 2013	March 31, 2014

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$638	$1,170	$936

Forward foreign currency exchange contracts	Other current assets	—	—	1,731	Accounts payable and accrued expenses	—	—	13
Total		$—	$—	$1,731		$638	$1,170	$949

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$5,172	$8	$343	Accounts payable and accrued expenses	$109	$4,511	$3,960
Total		$5,172	$8	$343		$109	$4,511	$3,960

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

At September 30, 2014 and 2013, and at March 31, 2014, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	September 30, 2014
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,527	$—	$1,527
Trading securities associated with deferred compensation plans	20,039	—	—	20,039
Forward foreign currency exchange contracts	—	5,172	—	5,172
Total financial assets measured and reported at fair value	$20,039	$6,699	$—	$26,738

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,797	$1,797
Interest rate swap agreements	—	638	—	638
Forward foreign currency exchange contracts	—	109	—	109
Total financial liabilities measured and reported at fair value	$—	$747	$1,797	$2,544

	September 30, 2013
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,526	$—	$1,526
Trading securities associated with deferred compensation plans	19,174	—	—	19,174
Forward foreign currency exchange contracts	—	8	—	8
Total financial assets measured and reported at fair value	$19,174	$1,534	$—	$20,708

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$4,454	$4,454
Interest rate swap agreements	—	1,170	—	1,170
Forward foreign currency exchange contracts	—	4,511	—	4,511
Total financial liabilities measured and reported at fair value	$—	$5,681	$4,454	$10,135

	March 31, 2014
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,527	$—	$1,527
Trading securities associated with deferred compensation plans	19,754	—	—	19,754
Forward foreign currency exchange contracts	—	2,074	—	2,074
Total financial assets measured and reported at fair value	$19,754	$3,601	$—	$23,355

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$2,270	$2,270
Interest rate swap agreements	—	936	—	936
Forward foreign currency exchange contracts	—	3,973	—	3,973
Total financial liabilities measured and reported at fair value	$—	$4,909	$2,270	$7,179

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2014 and 2013 is provided below.

	Six Months Ended September 30,
(in thousands of dollars)	2014	2013

Balance at beginning of year	$2,270	$4,235
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(2,392)	(5,202)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	2,022	5,498
Change in discount rate and estimated collection period	36	25
Currency remeasurement	(139)	(102)
Balance at end of period	$1,797	$4,454

During the six months ended September 30, 2013, additional loss provisions related to guaranteed loans in Malawi were recorded, and payments were made to third-party banks under those guarantees.

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $350 million at September 30, 2014, $393 million at September 30, 2013, and $360 million at March 31, 2014. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013

Service cost	$1,327	$1,197	$114	$131
Interest cost	2,656	2,865	481	508
Expected return on plan assets	(3,535)	(3,543)	(26)	(30)
Curtailment gain	—	—	(1,503)	—
Net amortization and deferral	780	2,447	(133)	(17)
Net periodic benefit cost	$1,228	$2,966	$(1,067)	$592

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013

Service cost	$2,661	$2,392	$228	$269
Interest cost	5,325	5,722	965	1,040
Expected return on plan assets	(7,227)	(7,085)	(52)	(60)
Curtailment gain	—	—	(1,503)	—
Net amortization and deferral	1,560	4,894	(266)	(34)
Net periodic benefit cost	$2,319	$5,923	$(628)	$1,215

The curtailment gain reflected in the above table for the quarter and six months ended September 30, 2014 was attributable to the elimination of postretirement life insurance coverage for active U.S. employees. During the six months ended September 30, 2014, the Company made contributions of approximately $4.3 million to its pension plans. Additional contributions of approximately $3.4 million are expected during the remaining six months of fiscal year 2015, including $2.7 million to the Company's ERISA-regulated U.S. plan and $0.7 million to its non-ERISA regulated and other plans.

NOTE 10.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plans consistently, following previously defined guidelines. Awards of restricted stock, RSUs, PSAs, and SARs are currently outstanding under the Plans. The SARs have an exercise price equal to the closing price of a share of the Company's common stock on the grant date. They are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive restricted stock units or shares of restricted stock following each annual meeting of shareholders. RSUs awarded to outside directors vest three years after the grant date, and restricted shares vest upon the individual’s retirement from service as a director.

During the six-month periods ended September 30, 2014 and 2013, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2014	2013

RSUs:
Number granted	79,950	61,600
Grant date fair value	$52.78	$60.12

PSAs:
Number granted	48,450	52,400
Grant date fair value	$46.41	$53.56

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any other types of stock-based compensation.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the six-month periods ended September 30, 2014 and 2013, the Company recorded total stock-based compensation expense of approximately $3.8 million and $3.9 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.1 million during the remaining six months of fiscal year 2015.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013

SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$53,308	$80,967	$85,006	$145,118
Other regions (1)	371,669	530,610	569,241	826,870
Subtotal	424,977	611,577	654,247	971,988
Other tobacco operations (2)	39,139	39,292	81,341	112,409
Consolidated sales and other operating revenues	$464,116	$650,869	$735,588	$1,084,397

OPERATING INCOME
Flue-cured and burley leaf tobacco operations:
North America	$4,278	$8,539	$5,957	$10,894
Other regions (1)	21,661	42,454	11,086	37,270
Subtotal	25,939	50,993	17,043	48,164
Other tobacco operations (2)	2,640	(1,699)	3,900	7,508
Segment operating income	28,579	49,294	20,943	55,672
Deduct: Equity in pretax loss (earnings) of unconsolidated affiliates (3)	(3,317)	1,563	(3,918)	34
Restructuring costs (4)	(3,350)	(1,308)	(3,350)	(1,308)
Add: Other income (5)	—	—	—	81,619
Consolidated operating income	$21,912	$49,549	$13,675	$136,017

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income attributable to the Company for the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,
(in thousands of dollars)	2014	2013
Foreign currency translation:
Balance at beginning of year	$(8,476)	$(15,555)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $4,921 and $(3,007))	(9,138)	5,582
Less: Net loss (gain) on foreign currency translation attributable to noncontrolling interests	(37)	337
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(9,175)	5,919
Balance at end of period	$(17,651)	$(9,636)

Foreign currency hedge:
Balance at beginning of year	$769	$(855)
Other comprehensive income (loss) attributable to Universal Corporation:
Net loss on derivative instruments (net of tax benefit of $571 and $339)	(1,060)	(631)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $385 and $(859)) (1)	(715)	1,596
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,775)	965
Balance at end of period	$(1,006)	$110

Interest rate hedge:
Balance at beginning of year	$(608)	$(1,091)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $38 and $(19))	(69)	36
Reclassification of loss to earnings (net of tax benefit of $(142) and $(159)) (2)	263	295
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	194	331
Balance at end of period	$(414)	$(760)

Pension and other postretirement benefit plan:
Balance at beginning of year	$(26,017)	$(58,039)
Other comprehensive income (loss) attributable to Universal Corporation:
Gains arising during the period (net of tax expense of $5,600) (3)	—	10,400
Prior service credit arising during the period (net of tax expense of $6,809) (3)	—	12,646
Amortization included in earnings (net of tax benefit of $(550) and $(1,493)) (4)	1,087	2,774
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,087	25,820
Balance at end of period	$(24,930)	$(32,219)

Total accumulated other comprehensive income (loss) at end of period	$(44,001)	$(42,505)
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
NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the six months ended September 30, 2014 and 2013 is as follows:

	Six Months Ended September 30, 2014			Six Months Ended September 30, 2013
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,378,230	$32,662	$1,410,892	$1,258,571	$29,086	$1,287,657
Changes in common stock
Issuance of common stock	187	—	187	457	—	457
Repurchase of common stock	(1,143)	—	(1,143)	(2,049)	—	(2,049)
Accrual of stock-based compensation	3,755	—	3,755	3,938	—	3,938
Withholding of shares from stock-based compensation for grantee income taxes (Stock Options, SARs, RSUs, and PSAs)	(2,009)	—	(2,009)	(2,372)	—	(2,372)
Dividend equivalents on RSUs	316	—	316	291	—	291

Changes in retained earnings
Net income	15,742	267	16,009	83,753	(10)	83,743
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(7,425)	—	(7,425)	(7,425)	—	(7,425)
Common stock	(23,644)	—	(23,644)	(23,208)	—	(23,208)
Repurchase of common stock	(6,059)	—	(6,059)	(12,096)	—	(12,096)
Dividend equivalents on RSUs	(316)	—	(316)	(291)	—	(291)

Other comprehensive income (loss)	(9,669)	(37)	(9,706)	33,035	(337)	32,698

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(1,977)	(1,977)	—	(1,884)	(1,884)
Balance at end of period	$1,347,965	$30,915	$1,378,880	$1,332,604	$26,855	$1,359,459

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

Liquidity and Capital Resources

Overview

The first half of the year is generally a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs for the six months ended September 30, 2014, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Our working capital requirements were higher in the first half of fiscal year 2015 compared to the same period last fiscal year. Market oversupply conditions, which delayed purchasing, processing, and crop shipments this year, extended the duration of our working capital needs in some origins, although lower green leaf tobacco prices partially mitigated some of these effects.
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

Operating Activities
We used $353.7 million in net cash flows to fund our operating activities during the six months ended September 30, 2014. That amount was $46.6 million higher than the level we required during the same period last fiscal year, as market conditions delayed processing and delivery of shipping instructions this year. Tobacco inventory increased by $524.5 million from March 31, 2014 levels to $1.2 billion at September 30, 2014, on seasonal leaf purchases. Tobacco inventories were $127.0 million above September 30, 2013 levels, principally due to later timing of shipments, partially offset by lower green leaf prices in most origins. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

We generally do not purchase material quantities of tobacco on a speculative basis. The majority of our inventories are not considered to be at risk as they are committed for sale to customers. At September 30, 2014, our uncommitted inventories were $171.5 million, or about 15% of total tobacco inventory, compared to $171.4 million, or about 27% of our March 31, 2014 inventory, and $134.2 million, or about 13% of our September 30, 2013 inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the timing of customer purchases.

Our balance sheet accounts reflected seasonal patterns in the six months ended September 30, 2014, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances decreased by $134.0 million from March 31, 2014 levels, as we used cash to fund seasonal working capital needs. Accounts receivable decreased by $177.9 million compared to March 31, 2014, reflecting collections on prior shipments, net of new current crop receivables. Advances to suppliers were $70.3 million at September 30, 2014, a reduction of $64.3 million from March 31, 2014, as crops were delivered in payment of those balances. Conversely, accounts receivable from unconsolidated affiliates were up $91.3 million from March 31, 2014 levels, reflecting seasonal increases. Customer advances and deposits of $57.7 million were up $41.9 million over March 31, 2014 levels, reflecting deposits against upcoming crop shipments.
Compared to the same six-month period last fiscal year, cash and cash equivalent balances are down $45.1 million largely due to increased working capital requirements. Compared to September 30, 2013 levels, accounts receivable decreased by $75.6 million, reflecting later shipment timing, and accounts receivable - unconsolidated affiliates was up $28.5 million on higher purchase volumes and delayed shipments in certain origins.
In the quarter ended June 30, 2014, following our unsuccessful appeal, we paid the European Commission fine related to market activities in Italy. In order to stay execution during the appeals process, we had put in place a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest and had collateralized that guarantee with a bank deposit. Following payment of the fine and the return of the bank deposit, other current assets and accounts payable and accrued expenses were reduced by approximately $54 million.

Investing Activities

During the six months ended September 30, 2014 and 2013, we invested about $30.6 million and $19.8 million, respectively, in our property, plant, and equipment. Depreciation expense was approximately $17.3 million and $20.0 million, respectively, for the six months ended September 30, 2014 and 2013. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we undertake projects that increase capital spending beyond those limits when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. The expansion in Africa that we announced a year ago is near completion. Over the next twelve months, we currently plan to spend approximately $75 to $80 million on maintenance of our facilities, construction of a new manufacturing facility for our food ingredients business, and other investment opportunities to grow and improve our tobacco business.
Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by about $464.8 million to $736.3 million during the six months ended September 30, 2014, primarily due to seasonal working capital requirements. Net debt as a percentage of net capitalization of approximately 35% at September 30, 2014, was up from the September 30, 2013 level of approximately 31%, and reflected higher working capital requirements this fiscal year due to market oversupply conditions that extended the duration of our working capital needs, and was also up from about 16% at March 31, 2014, reflecting normal seasonal expansion. As of September 30, 2014, we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. We had $190.0 million available under a committed revolving credit facility that will mature in November 2016 and $29.6 million in cash and cash equivalents. Our short-term debt totaled $359.3 million, and we had $118.8 million of current maturities of long-term debt. In addition, we had about $230 million in unused, uncommitted credit lines.
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
Our Board of Directors approved our current share repurchase program in November 2013. The program expires in November 2015 and authorizes purchases of up to $100 million of our common stock. Under the authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During the six months ended September 30, 2014, we purchased 130,000 shares of common stock at an aggregate cost of $7.2 million (average price per share of $55.40), based on trading dates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. As of September 30, 2014, our available authorization under the program was $92.8 million and approximately 23.2 million common shares were outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2014, the fair value of our outstanding interest rate swap agreements was a liability of about $0.6 million, and the notional amount swapped was approximately $74 million. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable-rate amortizing term loan. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At September 30, 2014, we had no open hedge contracts for those purposes. We had other forward contracts outstanding that were not designated as hedges for accounting purposes, and the fair value of those contracts was an asset of about $5 million at September 30, 2014.

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

Net income for the first half of fiscal year 2015, which ended on September 30, 2014, was $15.7 million, or $0.35 per diluted share, compared with $83.8 million, or $2.95 per diluted share for the same period last year. Last year’s results included a non-recurring gain in the first fiscal quarter of $81.6 million before tax ($53.1 million after tax, or $1.96 per diluted share), which resulted from the favorable outcome of litigation in Brazil related to excise tax credits. Results for the current fiscal year included an income tax benefit of $8.0 million (or $0.34 per diluted share) arising from a subsidiary’s payment of a portion of a fine following the unsuccessful appeal of a long-running court case. Excluding those items in both years, net income for the six months decreased $23.0 million compared to the same period last year. For the second fiscal quarter ended September 30, 2014, net income was $15.0 million, or $0.48 per diluted share, compared with net income for the prior year’s second quarter of $25.4 million, or $0.90 per diluted share.

Segment operating income for the first half of fiscal year 2015 was $20.9 million, a decrease of $34.7 million, and for the quarter ended September 30, 2014, was $28.6 million, a decrease of $20.7 million, both compared to the same periods last fiscal year. Those declines resulted primarily from reduced volumes due to market conditions which have pushed shipments into the second half of the fiscal year. Consolidated revenues decreased by 32% to $735.6 million for the first half of fiscal year 2015, and by 29% to $464.1 million for the three months ended September 30, 2014, compared to the same periods in the prior year, mostly as a result of the lower volumes and lower average prices.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment was $11.1 million for the first half of fiscal year 2015, compared to $37.3 million in the first half of the prior fiscal year. The reduction was driven by lower volumes in all regions. The volume reductions were mainly attributable to delays of current crop shipments into the second half of the fiscal year. Gross profit margins for the segment were improved for the period, despite approximately $10 million of inventory writedowns on certain styles of tobacco that were in excess of demand. Although volumes were down for the Africa region on processing and shipment delays, shipments from Mozambique had caught up with prior year levels by September 30, 2014. Better margins in Brazil, compared with last year’s volatile pricing situation that pressured margins, partially offset declines from lower volumes there. Selling, general, and administrative expenses for this segment were down for the six months ended September 30, 2014, as beneficial comparisons to the prior year’s heavy foreign currency remeasurement and exchange losses, mostly in the Philippines and South America, and lower supplier provisions, were partially offset by a large value-added tax valuation allowance in South America. Revenues for the segment were down about 31% to $569.2 million, reflecting those lower volumes and lower average green leaf prices.

Operating income for the Other Regions segment was down 49% to $21.7 million in the quarter ended September 30, 2014, compared with the prior year. Similar to the six-month period ended September 30, 2014, the decline was primarily related to lower volumes in most origins as well as inventory writedowns on certain styles of tobacco that were in excess of demand and partially offset by lower selling, general, and administrative expenses largely due to lower supplier provisions. Revenues for the Other Regions segment declined by 30% to $371.7 million in the quarter ended September 30, 2014, compared with the prior year, mainly as a result of the reduced volumes.
North America
North America segment operating income of $6.0 million for the six months ended September 30, 2014, decreased by $4.9 million, compared with the same period in the previous year, on reduced sales and processing volumes. The reductions were mainly due to timing, as a result of shipment orders delayed into the second half of the fiscal year, as well as the later harvesting of current crops in the United States due to this year’s weather conditions. Revenues for the segment declined by $60.1 million to $85.0 million on those lower volumes.

Similarly, segment operating income for the second quarter of fiscal year 2015 of $4.3 million was down $4.2 million compared with last year’s comparable period, on lower sales volumes in Mexico and Guatemala, mainly due to later timing of shipments and delays at the ports. Those factors were partly offset by reduced selling, general, and administrative costs, mostly on lower postretirement benefit costs. The volume reduction also influenced second quarter fiscal year 2015 revenues, which declined by 34% to $53.3 million for the segment.

Other Tobacco Operations

For the first half of fiscal year 2015, the Other Tobacco Operations segment’s operating income decreased by $3.6 million to $3.9 million from results for the same period last fiscal year. The dark tobacco operations saw declines primarily as a result of lower overall volumes and higher provisions on supplier advances. Those declines were partially mitigated by improved results for the oriental joint venture on better margins from product mix and the absence of the prior fiscal year’s currency exchanges losses from devaluation of the Turkish lira. The segment results were also impacted this fiscal year by operational startup costs incurred by our new liquid nicotine and food ingredients businesses. Selling, general, and administrative costs for the segment were lower on reduced foreign currency exchange and remeasurement losses, principally in Indonesia. Revenues for the Other Tobacco Operations segment were down about 28% to $81.3 million for the first half of fiscal year 2015, primarily attributable to the lower volumes in the dark tobacco operations.

The Other Tobacco Operations segment operating income improved by $4.3 million to $2.6 million for the quarter ended September 30, 2014, compared with the same period for the previous fiscal year. Results for the dark tobacco business improved slightly for the second fiscal quarter, as benefits from favorable comparisons to last year’s Indonesian foreign currency remeasurement and exchange losses were offset by lower sales volumes of wrapper tobaccos in that origin due to adverse weather conditions that reduced the availability of wrapper in the crop. Results in the fiscal quarter increased for the oriental joint venture on higher volumes, better margins from product mix, and lower selling, general and administrative costs. Revenues for the segment of $39.1 million for the second fiscal quarter were relatively flat, as the lower volumes for the dark tobacco business were offset by volume increases due to the timing of shipments of oriental tobaccos into the United States.

Other Information

Cost of goods sold decreased by about 29% to $379.0 million for the second quarter, and by about 33% to $595.0 million for the first half of fiscal year 2015. The percentage reductions in both periods are comparable to the revenue reductions and reflect the lower sales volumes in the respective periods, as well as lower green leaf prices.

Selling, general, and administrative costs decreased by $11.5 million and by $8.6 million in the first half and second quarter of fiscal year 2015, respectively. In both periods, the declines were chiefly due to favorable comparisons to the previous year’s currency remeasurement and exchange losses, mainly in Asia and South America, lower loss provisions on advances to suppliers, and lower incentive compensation costs. Those benefits for the six-month period were partly offset by higher value-added tax valuation allowances in South America.

The consolidated effective income tax rates were approximately 24% and 29% for the quarters ended September 30, 2014 and 2013, respectively. Income taxes for the first half of fiscal year 2015 were impacted by a non-recurring benefit of $8.0 million arising from the partial payment of the European Commission fine by our Italian subsidiary in June 2014.  Excluding that item, the consolidated effective tax rate for the six months ended September 30, 2014, was approximately 10%. The consolidated effective tax rate for the six-month period ended September 30, 2013, was 33%. The rates for all periods were lower than the 35% federal statutory rate because of lower effective tax rates on income from certain foreign subsidiaries. The effective tax rate for the six months ended September 30, 2013, was also lower than the federal statutory rate because of changes in exchange rates on deferred income tax assets and liabilities.

General Overview
Current Fiscal Year
Our results continue to be impacted by an oversupply in tobacco leaf markets and the effects of softer demand from our customers. As is typical under these conditions, markets have developed slowly in some origins, with a later start to purchasing and processing, as well as delayed receipt of shipping instructions from customers. While we usually ship a large portion of our volumes in the second half of our fiscal year, this year significantly more volume is being pushed into this period. Improvements that we have made in Africa, including the opening of our second processing line in Mozambique, will help to move shipments out prior to our current fiscal year end, barring any unexpected logistical challenges. We expect modestly lower lamina volumes in fiscal year 2015 compared to the prior fiscal year due to soft customer demand, but we believe we remain well-positioned in the industry with our strong customer relationships, increasing customer satisfaction with our products and services, and our solid market share. Revenues for the fiscal year are also expected to be down compared to the previous fiscal year primarily due to declining prices and the soft demand that is typical of an oversupply environment. We are confident in our ability to adapt and manage through this period, as we have demonstrated in the past. In addition, we continue to work to balance anticipated global leaf tobacco supply and demand and to minimize our uncommitted inventories, which remained within our normal range at the end of September.

We were also able to reward our shareholders for the 44th consecutive year with an annual dividend increase as announced November 6, 2014.
Industry Trends
Looking forward, we continue to monitor market challenges in the global tobacco industry that may impact our customers as we explore ways to provide more value-added services, make our operations more efficient, and reduce sourcing complexity. On November 5, 2014, we announced that our subsidiary, Universal Leaf North America U.S., Inc. will increase its direct purchases of flue-cured and burley tobaccos, expanding its support of United States tobacco growers, as part of a new leaf supply agreement with Philip Morris International Inc. (“PMI”). Currently, PMI purchases tobacco in the United States through a direct farmer contracting model. Under our new leaf supply agreement, effective for the 2015 crop, we will be selling PMI processed grades of tobaccos. This new arrangement will broaden our leaf purchasing and grower support activities in the United States and is expected to have a positive material impact on the results of our North America segment in fiscal year 2016. Since most manufacturers are unable to use all the leaf grades and styles produced in farmers' crops, we believe that purchasing tobacco through leaf suppliers rather than under a direct sourcing model adds efficiency to the markets. The leaf tobacco supplier plays a vital role in the industry by finding buyers for all of the leaf grades and styles of tobacco. We believe moves by manufacturers away from direct sourcing models signal recognition of the value and efficiencies provided by leaf suppliers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

After inventory is purchased, interest rate risk is limited in our business because customers usually pre-finance purchases or pay market rates of interest for inventory purchased for their accounts. We bill our customers interest on tobacco purchased for their order at certain points in the inventory cycle. That interest is paid at rates based on current markets for variable rate debt. If we fund our committed tobacco inventory with fixed-rate debt, we might not be able to recover interest at that fixed rate if current market interest rates were to fall. As of September 30, 2014, tobacco inventory of $1.164 billion included $993 million in inventory that was committed for sale to customers and $172 million that was not committed. Committed inventory, after deducting about $58 million in customer deposits, represents our potential net exposure of about $935 million. We normally maintain a portion of our debt at variable interest rates in order to mitigate such interest rate risk related to carrying fixed-rate debt. We also periodically have large cash balances that we use to fund seasonal purchases of tobacco. These cash balances reduce our financing needs. Debt carried at variable interest rates was approximately $359 million at September 30, 2014. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $4 million, that amount would be at least partially mitigated by changes in charges to customers. Our policy is to work toward a level of floating-rate liabilities, including customer deposits, that reflects our average committed inventory levels over time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended September 30, 2014:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1, 2014 to July 31, 2014	—	$—	—	$92,797,411
August 1, 2014 to August 31, 2014	—	—	—	92,797,411
September 1, 2014 to September 30, 2014	—	—	—	92,797,411
Total	—	$—	—	$92,797,411

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.0	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended September 30, 2014 and 2013, (ii) the Consolidated Balance Sheets at September 30, 2014, September 30, 2013 and March 31, 2014, (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013 and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2014	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)