Form 10-Q
period 2014-12-31
UNIVERSAL CORP /VA/
filed 2015-02-03
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 30, 2015, the total number of shares of common stock outstanding was 22,618,671.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$758,054	$767,802	$1,493,642	$1,852,199
Costs and expenses
Cost of goods sold	610,482	628,495	1,205,459	1,522,112
Selling, general and administrative expenses	53,539	66,468	177,125	201,542
Other income	—	—	—	(81,619)
Restructuring costs	1,143	3,400	4,493	4,708
Operating income	92,890	69,439	106,565	205,456
Equity in pretax earnings (loss) of unconsolidated affiliates	(527)	1,789	3,391	1,755
Interest income	148	344	358	748
Interest expense	4,637	5,157	13,509	16,623
Income before income taxes	87,874	66,415	96,805	191,336
Income tax expense	29,797	22,212	22,719	63,390
Net income	58,077	44,203	74,086	127,946
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(5,038)	(5,618)	(5,305)	(5,608)
Net income attributable to Universal Corporation	53,039	38,585	68,781	122,338
Dividends on Universal Corporation convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)
Cost in excess of carrying value on repurchase of convertible perpetual stock	(18)	—	(18)	—
Earnings available to Universal Corporation common shareholders	$49,309	$34,873	$57,626	$111,201

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$2.13	$1.50	$2.49	$4.78
Diluted	$1.87	$1.36	$2.43	$4.31

Weighted average common shares outstanding:
Basic	23,095,861	23,216,145	23,165,553	23,246,396
Diluted	28,291,017	28,364,412	28,339,431	28,388,537

Total comprehensive income, net of income taxes	$54,965	$46,387	$61,268	$162,828
Less: comprehensive (income) loss attributable to noncontrolling interests, net of income taxes	(5,093)	(5,432)	(5,323)	(5,085)
Comprehensive income attributable to Universal Corporation, net of income taxes	$49,872	$40,955	$55,945	$157,743

Dividends declared per common share	$0.52	$0.51	$1.54	$1.51

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$120,315	$191,867	$163,532
Accounts receivable, net	290,234	329,120	468,015
Advances to suppliers, net	106,563	120,443	134,621
Accounts receivable—unconsolidated affiliates	342	776	7,375
Inventories—at lower of cost or market:
Tobacco	1,011,234	841,834	639,812
Other	74,791	74,377	67,219
Prepaid income taxes	13,842	28,015	27,866
Deferred income taxes	40,588	24,438	22,052
Other current assets	80,683	127,086	142,755
Total current assets	1,738,592	1,737,956	1,673,247

Property, plant and equipment
Land	16,868	17,249	17,275
Buildings	239,177	239,194	239,913
Machinery and equipment	580,026	565,985	562,597
	836,071	822,428	819,785
Less: accumulated depreciation	(530,731)	(531,696)	(523,239)
	305,340	290,732	296,546
Other assets
Goodwill and other intangibles	99,220	99,537	99,453
Investments in unconsolidated affiliates	82,341	95,095	95,305
Deferred income taxes	12,358	27,760	14,562
Other noncurrent assets	60,975	89,349	91,794
	254,894	311,741	301,114

Total assets	$2,298,826	$2,340,429	$2,270,907

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$116,771	$72,341	$62,905
Accounts payable and accrued expenses	146,516	196,255	212,422
Accounts payable—unconsolidated affiliates	12,500	32,216	65
Customer advances and deposits	65,450	59,779	15,869
Accrued compensation	20,469	23,905	31,772
Income taxes payable	12,596	15,741	15,694
Current portion of long-term obligations	—	115,000	116,250
Total current liabilities	374,302	515,237	454,977

Long-term obligations	370,000	245,000	240,000
Pensions and other postretirement benefits	73,052	92,762	85,081
Other long-term liabilities	34,077	36,348	34,457
Deferred income taxes	42,843	59,772	45,500
Total liabilities	894,274	949,119	860,015

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 219,596 shares issued and outstanding (219,999 at December 31, 2013 and March 31, 2014)	212,633	213,023	213,023
Common stock, no par value, 100,000,000 shares authorized, 22,839,717 shares issued and outstanding (23,216,312 at December 31, 2013, and 23,216,312 at March 31, 2014)	205,699	204,104	206,446
Retained earnings	997,380	982,109	993,093
Accumulated other comprehensive loss	(47,168)	(40,135)	(34,332)
Total Universal Corporation shareholders' equity	1,368,544	1,359,101	1,378,230
Noncontrolling interests in subsidiaries	36,008	32,209	32,662
Total shareholders' equity	1,404,552	1,391,310	1,410,892

Total liabilities and shareholders' equity	$2,298,826	$2,340,429	$2,270,907

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,086	$127,946
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	26,355	29,058
Amortization	1,635	1,244
Net provision for losses on advances and guaranteed loans to suppliers	668	9,081
Foreign currency remeasurement loss (gain), net	14,231	14,649
Equity in net loss (income) of unconsolidated affiliates, net of dividends	2,001	5,530
Gain on favorable outcome of excise tax case in Brazil	—	(81,619)
Restructuring costs	4,493	4,708
Other, net	(2,720)	7,105
Changes in operating assets and liabilities, net	(122,372)	(131,853)
Net cash used by operating activities	(1,623)	(14,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(43,207)	(30,846)
Proceeds from sale of property, plant and equipment	3,791	1,497
Net cash used by investing activities	(39,416)	(29,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	57,075	(36,725)
Issuance of long-term obligations	370,000	175,000
Repayment of long-term obligations	(356,250)	(207,500)
Dividends paid to noncontrolling interests	(1,977)	(1,962)
Issuance of common stock	187	457
Repurchase of convertible perpetual preferred stock	(349)	—
Repurchase of common stock	(20,473)	(14,145)
Dividends paid on convertible perpetual preferred stock	(11,137)	(11,137)
Dividends paid on common stock	(35,485)	(34,880)
Debt issuance costs and other	(2,985)	(875)
Net cash used by financing activities	(1,394)	(131,767)

Effect of exchange rate changes on cash	(784)	(730)
Net decrease in cash and cash equivalents	(43,217)	(175,997)
Cash and cash equivalents at beginning of year	163,532	367,864

Cash and cash equivalents at end of period	$120,315	$191,867

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

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. At December 31, 2014, the Company’s total exposure under guarantees issued by its operating subsidiary for banking facilities of farmers in Brazil was approximately $36 million ($38 million face amount including unpaid accrued interest, less $2 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at December 31, 2014, was the face amount, $38 million including unpaid accrued interest ($41 million at December 31, 2013, and $20 million at March 31, 2014). The fair value of the guarantees was a liability of approximately $2 million at December 31, 2014 ($3 million at December 31, 2013, and $2 million at March 31, 2014). In addition to these guarantees, the Company has other contingent liabilities, primarily related to outstanding letters of credit, totaling approximately $2 million at December 31, 2014.

Value-Added Tax Assessments in Brazil

As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s

VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $18 million based on the exchange rate for the Brazilian currency at December 31, 2014. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $21 million based on the exchange rate at December 31, 2014. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of December 31, 2014, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessments had been reduced to approximately $15 million (at the December 31, 2014 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $15 million remaining assessment, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2014.
With respect to the Parana assessment, management of the subsidiary and outside counsel have undertaken the initial steps required to contest the full amount of the claim. A significant portion of the Parana assessment is based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. On that basis, the range of reasonably possible loss is considered to be zero up to a maximum of $17 million, rather than the full amount of the assessment. Based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2014.

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

New Bank Credit Agreement
On December 30, 2014, the Company entered into a new bank credit agreement that replaced its previous short-term revolving credit and long-term borrowing facilities, consolidating and extending the maturities of those facilities. Completion of the new agreement followed the repayment at maturity on December 1, 2014 of the Company’s outstanding $100 million 6.25% medium-term public notes. The new bank credit agreement establishes a $430 million five-year revolving credit facility, along with a $150 million five-year term loan and a $220 million seven-year term loan. Both term loans were fully funded at closing. The Company concurrently repaid the $248.8 million aggregate principal outstanding on the term loans under its previous bank credit facility and reduced its revolving credit borrowings by approximately $120 million. The new revolving credit facility contains terms and conditions that are substantially similar to the previous revolving credit facility. The term loans require no amortization and are prepayable without penalty prior to maturity. Under the agreement, the facility may be expanded to allow for additional borrowings of up to $100 million under certain conditions. Balances outstanding under the revolving credit facility and the five-year term loan currently bear interest at LIBOR plus 1.50% (1.69% at December 31, 2014), while the seven-year term loan currently bears interest at LIBOR plus 1.75% (1.94% at December 31, 2014). At December 31, 2014, borrowings of approximately $50 million were outstanding under the revolving credit facility.
Upon repayment of the outstanding term loans under the previous credit facility, the Company terminated its $74 million notional amount receive-floating/pay-fixed interest rate swap agreements on a portion of that underlying debt. Interest expense for the quarter and nine months ended December 31, 2014 includes the $0.6 million fair value paid to the counterparties upon termination of the swaps.  In January 2015, the Company entered receive-floating/pay-fixed interest rate swap agreements that convert the variable benchmark LIBOR rate on both term loans to a fixed rate over their full term to maturity.  With the swap agreements in place, the effective interest rates on the $150 million five-year loan and the $220 million seven-year loan are 2.94% and 3.48%, respectively. Those effective rates will change only if a change in the Company’s covenant leverage ratios results in adjustments to the applicable credit spreads specified in the underlying loan agreement.

The new credit agreement contains financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. Those covenants are substantially the same as the covenants in the previous bank credit agreement, and the Company was in compliance with the covenants at December 31, 2014.

Repurchases of Common and Preferred Stock

Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s capital stock (common stock and preferred stock). Those programs have been in place continuously for a number of years, with newly-authorized programs replacing expiring programs. Under the programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately-negotiated transactions at prices not exceeding prevailing market rates. Total share repurchases under the programs for the nine months ended December 31, 2014 and 2013, based on trading dates, were as follows:

	Nine Months Ended December 31,
	2014	2013

Common Stock
Number of shares repurchased	479,688	238,486
Cost of shares repurchased (in thousands of dollars)	$21,553	$14,145
Weighted-average cost per share	$44.93	$59.31

Series B 6.75% Convertible Perpetual Preferred Stock
Number of shares repurchased	403	—
Cost of shares repurchased (in thousands of dollars)	$408	$—
Weighted-average cost per share	$1,012.22	$—

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

The final court decision entitled the subsidiary to approximately $104 million of IPI tax credits (based on the exchange rate at the date of the decision), which it can use to offset payments of other Brazilian federal taxes for a period of up to five years. This amount includes the tax credits generated over the period granted by the courts, as well as interest calculated from the date those credits should have been available to the subsidiary. As noted, the ability to use the tax credits to offset other Brazilian federal tax payments expires in five years, and utilization of the credits is also subject to audit by the tax authorities. Based on estimates of the tax credits that are probable of being realized, the subsidiary recorded an allowance, reducing the net book value of the credits to approximately $90 million. After deducting related legal fees and Brazilian social contribution taxes assessed on the interest portion of the total IPI tax credits received, the subsidiary recorded a net gain of $81.6 million ($53.1 million after tax, or $1.87 per diluted share) during the quarter ended June 30, 2013, as a result of the favorable outcome of the case. The gain is reported in Other Income in the consolidated statement of income. The subsidiary began using the credits to offset tax payments during the quarter ended December 31, 2013. At December 31, 2014, the remaining unused tax credits totaled approximately $40 million at the current exchange rate, and the book value of the tax credit asset was approximately $24 million, net of the valuation allowance. Management of the Company and the subsidiary regularly review the estimates and assumptions used in determining the total amount of the tax credits likely to be realized and, accordingly, it is reasonably possible that the valuation allowance could be adjusted in future reporting periods.

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $153 million at December 31, 2014, $174 million at December 31, 2013, and $190 million at March 31, 2014. The related valuation allowances totaled $40 million at December 31, 2014, $46 million at December 31, 2013, and $46 million at March 31, 2014, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for uncollectible amounts of approximately $1 million and $9 million in the nine-month periods ended December 31, 2014 and 2013, respectively. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2014, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $66 million ($75 million at December 31, 2013, and $66 million at March 31, 2014), and the related valuation allowances totaled approximately $32 million ($28 million at December 31, 2013, and $30 million at March 31, 2014). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

NOTE 4.   RESTRUCTURING COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring costs are periodically incurred in connection with those activities.

Nine Months Ended December 31, 2014

In the second quarter of fiscal year 2015, the Company announced plans to suspend its operations in Argentina, effective December 31, 2014. In connection with that decision, the Company's subsidiary in Argentina incurred costs related to employee terminations, as well as costs related to exiting its business arrangements with a supplier, during the second and third quarters. The Company also initiated and completed a program to downsize certain functions at its operations in Brazil during the nine months and recorded employee termination costs in connection with that initiative. Restructuring costs recorded during the quarter and nine months totaled approximately $1.1 million and $4.5 million, respectively, on a consolidated basis. The restructuring liability at December 31, 2014, was $0.9 million, which the Company expects will be paid before the end of the current fiscal year.

Nine Months Ended December 31, 2013

In July 2013, the Company's subsidiary in Brazil announced plans to close a factory and centralize all tobacco processing activities in its primary facility. In connection with this initiative, the Company recorded restructuring costs totaling $2.6 million and $3.4 million during the quarter and nine months ended December 31, 2013, respectively. The costs included employee termination costs, costs to relocate personnel and equipment to the main facility, and lease exit costs on the building that housed the closed operations. Closure of the factory and related operations was substantially completed in December 2013. In addition, during the quarter and nine months ended December 31, 2013, the Company recorded $0.8 million and $1.3 million, respectively, of restructuring costs associated with other actions taken in various areas of its worldwide operations.

All of the restructuring costs incurred to date in both fiscal years 2015 and 2014 related to operations that are part of the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2014	2013	2014	2013

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$53,039	$38,585	$68,781	$122,338
Less: Dividends on convertible perpetual preferred stock	(3,712)	(3,712)	(11,137)	(11,137)
Less: Cost in excess of carrying value on repurchases of convertible perpetual preferred stock	(18)	—	(18)	—
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	49,309	34,873	57,626	111,201

Denominator for basic earnings per share
Weighted average shares outstanding	23,095,861	23,216,145	23,165,553	23,246,396

Basic earnings per share	$2.13	$1.50	$2.49	$4.78

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$49,309	$34,873	$57,626	$111,201
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,712	3,712	11,137	11,137
Add: Cost in excess of carrying value on repurchases of convertible perpetual preferred stock	18	—	18	—
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	53,039	38,585	68,781	122,338

Denominator for diluted earnings per share
Weighted average shares outstanding	23,095,861	23,216,145	23,165,553	23,246,396
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,852,940	4,824,320	4,845,818	4,818,274
Employee share-based awards	342,216	323,947	328,060	323,867
Denominator for diluted earnings per share	28,291,017	28,364,412	28,339,431	28,388,537

Diluted earnings per share	$1.87	$1.36	$2.43	$4.31

For the nine months ended December 31, 2014 and 2013, the Company had the following potentially dilutive securities (stock appreciation rights) outstanding that were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

	Nine Months Ended December 31,
	2014	2013

Potentially dilutive securities (shares in thousands)	161	169
Weighted-average exercise price	$61.86	$62.66

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
The consolidated effective income tax rate on pretax earnings was approximately 34% for the quarter ended December 31, 2014, compared to 33% for the quarter ended December 31, 2013. The effective rate for both quarters was lower than the 35% U.S. federal statutory rate, primarily due to the effect of changes in exchange rates on deferred income tax assets and liabilities of foreign subsidiaries.
The effective income tax rate for the nine months ended December 31, 2014 was approximately 23%, compared to 33% for the nine months ended December 31, 2013. During the quarter ended June 30, 2014, the Company recorded a consolidated income tax benefit of $8 million, arising from the ability of its subsidiary, Deltafina S.p.A., to pay a significant portion of the European Commission fine and related interest charges in Italy that were settled during that quarter following the unsuccessful appeal of the case involving anti-competitive activities in the Italian tobacco market (see Note 3). Deltafina and Universal Corporation were jointly liable for the amounts imposed by the European Commission. The Company’s initial accrual of the fine and interest in September 2011 assumed that the entire obligation would be paid by Universal Corporation due to uncertainty with respect to Deltafina’s financial capacity to bear any significant portion of the cost upon the eventual settlement and to uncertainty as to when the payment would be made. Deltafina ultimately was able to assume responsibility for approximately $30 million of the total $53.0 million obligation for the fine and interest when those amounts were paid. Although the portion of the fine paid by Deltafina is not deductible for income tax purposes in Italy, it reduced the subsidiary’s cumulative undistributed earnings and the associated consolidated tax liability, resulting in the $8 million benefit in the Company’s consolidated income tax provision for the nine-month period. Excluding this discrete item, the consolidated effective income tax rate was 32% for the nine months ended December 31, 2014, which was slightly lower than the 33% effective rate for the nine months ended December 31, 2013. In addition to the effect of exchange rate changes on deferred income tax assets and liabilities of foreign subsidiaries, the effective tax rate for the nine-month period in both years was favorably impacted by a lower effective income tax rate on dividend income from unconsolidated operations.

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

Hedging Strategy for Interest Rate Risk

Prior to repayment of the underlying debt in connection with entering into its new bank credit facility in December 2014 (see Note 3), the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on an amortizing bank term loan. Those swap agreements, which had an aggregate notional amount of approximately $74 million reflecting the principal balance outstanding on the loan, were terminated upon repayment of the debt. The fair value of the swap agreements, approximately $0.6 million, was paid to the counterparties upon termination and charged to expense. No interest rate swap agreements were outstanding at December 31, 2014. However, as discussed in Note 3, the Company did enter into receive-floating/pay-fixed interest rate swap agreements in January 2015 covering the full principal balance and term to maturity of the two term loans outstanding under its new bank credit facility.

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

dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first nine months of fiscal years 2015 and 2014, was as follows:

	Nine Months Ended December 31,
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

Purchases of the 2014 crop were completed in August 2014, and all forward contracts to hedge those purchases matured and settled by that time. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at December 31, 2014, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2015.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company may enter into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at December 31, 2014 and 2013, and March 31, 2014, were approximately $109 million, $62 million, and $66 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, and thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three- and nine-month periods ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2014	2013	2014	2013

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2	$(119)	$(107)	$(65)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(636)	$(221)	$(1,042)	$(676)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$—	$—	$1,700	$(3,352)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$1,148	$(1,155)	$2,607	$(3,592)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$257	$(1,839)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$3,552	$2,479	$6,433	$(3,226)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative was recorded in accumulated other comprehensive loss during the periods they were outstanding, and there was no ineffective portion recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $0.5 million remained in accumulated other comprehensive loss at December 31, 2014. That balance reflects gains and losses on settled contracts related to the 2014 and 2013 crops, less the amount reclassified to earnings related to tobacco sold through December 31, 2014. The majority of the balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2015 as the related tobaccos are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2014 and 2013, and March 31, 2014:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2014	December 31, 2013	March 31, 2014		December 31, 2014	December 31, 2013	March 31, 2014

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$—	$1,068	$936

Forward foreign currency exchange contracts	Other current assets	—	—	1,731	Accounts payable and accrued expenses	—	—	13
Total		$—	$—	$1,731		$—	$1,068	$949

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$6,075	$1,260	$343	Accounts payable and accrued expenses	$270	$—	$3,960
Total		$6,075	$1,260	$343		$270	$—	$3,960

Substantially all of the Company's forward foreign exchange contracts are subject to master netting arrangements whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.

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

At December 31, 2014 and 2013, and at March 31, 2014, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	December 31, 2014
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,546	$—	$1,546
Trading securities associated with deferred compensation plans	20,417	—	—	20,417
Forward foreign currency exchange contracts	—	6,075	—	6,075
Total financial assets measured and reported at fair value	$20,417	$7,621	$—	$28,038

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,989	$1,989
Forward foreign currency exchange contracts	—	270	—	270
Total financial liabilities measured and reported at fair value	$—	$270	$1,989	$2,259

	December 31, 2013
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$71,527	$—	$71,527
Trading securities associated with deferred compensation plans	20,131	—	—	20,131
Forward foreign currency exchange contracts	—	1,260	—	1,260
Total financial assets measured and reported at fair value	$20,131	$72,787	$—	$92,918

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$3,450	$3,450
Interest rate swap agreements	—	1,068	—	1,068
Total financial liabilities measured and reported at fair value	$—	$1,068	$3,450	$4,518

	March 31, 2014
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,527	$—	$1,527
Trading securities associated with deferred compensation plans	19,754	—	—	19,754
Forward foreign currency exchange contracts	—	2,074	—	2,074
Total financial assets measured and reported at fair value	$19,754	$3,601	$—	$23,355

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$2,270	$2,270
Interest rate swap agreements	—	936	—	936
Forward foreign currency exchange contracts	—	3,973	—	3,973
Total financial liabilities measured and reported at fair value	$—	$4,909	$2,270	$7,179

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

Interest rate swap agreements

The fair values of interest rate swap agreements are determined based on dealer quotes using a discounted cash flow model matched to the contractual terms of each instrument. Since inputs to the model are observable and significant judgment is not required in determining the fair values, interest rate swaps are classified within Level 2 of the fair value hierarchy. There were no interest rate swap agreements outstanding at December 31, 2014.

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2014 and 2013 is provided below.

	Nine Months Ended December 31,
(in thousands of dollars)	2014	2013

Balance at beginning of year	$2,270	$4,235
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(2,392)	(6,152)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	2,332	5,557
Change in discount rate and estimated collection period	83	85
Currency remeasurement	(304)	(275)
Balance at end of period	$1,989	$3,450

During the nine months ended December 31, 2013, additional loss provisions related to guaranteed loans in Malawi were recorded, and payments were made to third-party banks under those guarantees.

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $370 million at December 31, 2014, $365 million at December 31, 2013, and $360 million at March 31, 2014. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2014	2013	2014	2013

Service cost	$1,296	$1,115	$108	$137
Interest cost	2,629	2,883	458	521
Expected return on plan assets	(3,677)	(3,517)	(26)	(29)
Net amortization and deferral	783	1,022	(133)	(16)
Net periodic benefit cost	$1,031	$1,503	$407	$613

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2014	2013	2014	2013

Service cost	$3,957	$3,507	$336	$406
Interest cost	7,954	8,605	1,423	1,561
Expected return on plan assets	(10,904)	(10,602)	(78)	(89)
Curtailment gain	—	—	(1,503)	—
Net amortization and deferral	2,343	5,916	(399)	(50)
Net periodic benefit cost	$3,350	$7,426	$(221)	$1,828

The net periodic benefit cost for the Company's pension and other postretirement benefit plans has declined from the prior fiscal year, primarily reflecting actuarial gains arising from higher market discount rates applicable to the most recent actuarial measurement of benefit liabilities, from the favorable performance of plan assets, and from recent plan amendments that reduced benefits earned by active employees under certain plans. The curtailment gain reflected in the above table for the nine months ended December 31, 2014 was attributable to the elimination of postretirement life insurance coverage for active U.S. employees. During the nine months ended December 31, 2014, the Company made contributions of approximately $6.0 million to its pension plans. Additional contributions of approximately $1.7 million are expected during the remaining three months of fiscal year 2015, including $1.4 million to the Company's ERISA-regulated U.S. plan and $0.3 million to its non-ERISA regulated and other plans.

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

During the nine-month periods ended December 31, 2014 and 2013, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2014	2013

RSUs:
Number granted	80,950	61,600
Grant date fair value	$52.67	$60.12

PSAs:
Number granted	48,450	52,400
Grant date fair value	$46.41	$53.56

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any other types of stock-based compensation.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the nine-month periods ended December 31, 2014 and 2013, the Company recorded total stock-based compensation expense of approximately $4.8 million and $5.1 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.0 million during the remaining three months of fiscal year 2015.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2014	2013	2014	2013

SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$118,844	$105,430	$203,850	$250,548
Other regions (1)	604,100	616,038	1,173,341	1,442,908
Subtotal	722,944	721,468	1,377,191	1,693,456
Other tobacco operations (2)	35,110	46,334	116,451	158,743
Consolidated sales and other operating revenues	$758,054	$767,802	$1,493,642	$1,852,199

OPERATING INCOME
Flue-cured and burley leaf tobacco operations:
North America	$15,864	$7,728	$21,821	$18,622
Other regions (1)	78,958	65,527	90,044	102,797
Subtotal	94,822	73,255	111,865	121,419
Other tobacco operations (2)	(1,316)	1,373	2,584	8,881
Segment operating income	93,506	74,628	114,449	130,300
Deduct: Equity in pretax loss (earnings) of unconsolidated affiliates (3)	527	(1,789)	(3,391)	(1,755)
Restructuring costs (4)	(1,143)	(3,400)	(4,493)	(4,708)
Add: Other income (5)	—	—	—	81,619
Consolidated operating income	$92,890	$69,439	$106,565	$205,456

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended December 31,
(in thousands of dollars)	2014	2013
Foreign currency translation:
Balance at beginning of year	$(8,476)	$(15,555)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $6,928 and $(3,666))	(12,925)	6,807
Less: Net loss (gain) on foreign currency translation attributable to noncontrolling interests	18	523
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(12,907)	7,330
Balance at end of period	$(21,383)	$(8,225)

Foreign currency hedge:
Balance at beginning of year	$769	$(855)
Other comprehensive income (loss) attributable to Universal Corporation:
Net loss on derivative instruments (net of tax benefit of $1,001 and $478)	(1,858)	(888)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $118 and $(1,149)) (1)	(219)	2,135
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,077)	1,247
Balance at end of period	$(1,308)	$392

Interest rate hedge:
Balance at beginning of year	$(608)	$(1,091)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $38 and $23)	(69)	(42)
Reclassification of loss to earnings (net of tax benefit of $(365) and $(237)) (2)	677	439
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	608	397
Balance at end of period	$—	$(694)

Pension and other postretirement benefit plan:
Balance at beginning of year	$(26,017)	$(58,039)
Other comprehensive income (loss) attributable to Universal Corporation:
Gains arising during the period (net of tax expense of $5,600) (3)	—	10,400
Prior service credit arising during the period (net of tax expense of $6,809) (3)	—	12,646
Amortization included in earnings (net of tax benefit of $(806) and $(1,823)) (4)	1,540	3,385
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,540	26,431
Balance at end of period	$(24,477)	$(31,608)

Total accumulated other comprehensive income (loss) at end of period	$(47,168)	$(40,135)
(1) Gain (loss) on foreign currency cash flow hedges related to forecast purchases of tobacco is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 7 for additional information.
(2) Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the debt or upon termination of the interest rate swap agreements prior to their scheduled maturity dates. See Note 7 for additional information.
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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the nine months ended December 31, 2014 and 2013 is as follows:

	Nine Months Ended December 31, 2014			Nine Months Ended December 31, 2013
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,378,230	$32,662	$1,410,892	$1,258,571	$29,086	$1,287,657
Changes in preferred stock
Repurchase of Series B 6.75% convertible perpetual preferred stock	(390)	—	(390)	—	—	—

Changes in common stock
Issuance of common stock	187	—	187	457	—	457
Repurchase of common stock	(4,218)	—	(4,218)	(2,049)	—	(2,049)
Accrual of stock-based compensation	4,810	—	4,810	5,059	—	5,059
Withholding of shares from stock-based compensation for grantee income taxes (Stock Options, SARs, RSUs, and PSAs)	(2,009)	—	(2,009)	(2,381)	—	(2,381)
Dividend equivalents on RSUs	483	—	483	439	—	439

Changes in retained earnings
Net income	68,781	5,305	74,086	122,338	5,608	127,946
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(11,137)	—	(11,137)	(11,137)	—	(11,137)
Common stock	(35,522)	—	(35,522)	(35,066)	—	(35,066)
Repurchase of Series B 6.75% convertible perpetual preferred stock	(18)	—	(18)	—	—	—
Repurchase of common stock	(17,334)	—	(17,334)	(12,096)	—	(12,096)
Dividend equivalents on RSUs	(483)	—	(483)	(439)	—	(439)

Other comprehensive income (loss)	(12,836)	18	(12,818)	35,405	(523)	34,882

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(1,977)	(1,977)	—	(1,962)	(1,962)
Balance at end of period	$1,368,544	$36,008	$1,404,552	$1,359,101	$32,209	$1,391,310

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

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in the first half of the fiscal year, we generally see inventory levels and other working capital items decrease in the second half of our fiscal year as crops in Africa and South America are being shipped. Although December 31, 2014 working capital levels remained above September 30, 2014 levels, we saw the beginning of the seasonal contraction in our working capital by the end of the third fiscal quarter. Inventory levels declined, cash flow used by operations decreased, cash balances increased, and debt levels decreased in the three months ended December 31, 2014. We funded our working capital needs for the nine months ended December 31, 2014, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows.  Our working capital requirements were modestly lower in the first nine months of fiscal year 2015 compared to the same period last fiscal year primarily due to lower green tobacco prices. However, market oversupply conditions, which delayed purchasing, processing, and crop shipments this year, extended the duration of our working capital needs in most origins.
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

Operating Activities
We used $1.6 million in net cash flows to fund our operating activities during the nine months ended December 31, 2014. That amount was $12.5 million lower than the level we required during the same period last fiscal year, primarily due to lower green prices in many origins. Tobacco inventory increased by $371.4 million from March 31, 2014 levels to $1.0 billion at December 31, 2014, on seasonal leaf purchases. Tobacco inventories were $169.4 million above December 31, 2013 levels, principally due to later timing of shipments, partially offset by lower green leaf prices in most origins. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers.

We generally do not purchase material quantities of tobacco on a speculative basis. The majority of our inventories are not considered to be at risk as they are committed for sale to customers. At December 31, 2014, our uncommitted inventories were $136.8 million, or about 14% of total tobacco inventory, compared to $171.4 million, or about 27% of our March 31, 2014 inventory, and $111.7 million, or about 13% of our December 31, 2013 inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the timing of customer purchases.
Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2014, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances decreased by $43.2 million from March 31, 2014 levels, as we used cash to fund seasonal working capital needs. Accounts receivable decreased by $177.8 million compared to March 31, 2014, reflecting collections on prior shipments, net of new current crop receivables. Advances to suppliers were $106.6 million at December 31, 2014, a reduction of $28.1 million from March 31, 2014, as crops were delivered in payment of those balances, net of new advances on current crops. Customer advances and deposits of $65.5 million were up $49.6 million over March 31, 2014 levels, reflecting deposits against upcoming crop shipments.
Compared to the same nine-month period last fiscal year, cash and cash equivalent balances are down $71.6 million and accounts receivable decreased by $38.9 million, largely due to later shipment timing.
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

Investing Activities

During the nine months ended December 31, 2014 and 2013, we invested about $43.2 million and $30.8 million, respectively, in our property, plant, and equipment. Depreciation expense was approximately $26.4 million and $29.1 million, respectively, for the nine months ended December 31, 2014 and 2013. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we undertake projects that increase capital spending beyond those limits when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. The expansion in Africa that we announced a year ago is near completion. Over the next twelve months, we currently plan to spend approximately $65 to $70 million on maintenance of our facilities, construction of a new manufacturing facility for our food ingredients business, and other investment opportunities to grow and improve our tobacco business.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by about $160.4 million to $431.9 million during the nine months ended December 31, 2014, primarily due to seasonal working capital requirements. Net debt as a percentage of net capitalization of approximately 24% at December 31, 2014, was up from the December 31, 2013 level of approximately 18%, and reflected the extended duration of our working capital requirements this fiscal year due to market oversupply conditions and the utilization of cash to partially fund working capital needs in the prior fiscal year. The percentage was also up from about 16% at March 31, 2014, reflecting normal seasonal expansion.
In December 2014, we entered into a new bank credit agreement that established a five-year committed revolving credit facility of $430 million, a funded $150 million non-amortizing five-year term loan, and a funded $220 million non-amortizing seven-year term loan. The new revolving credit facility replaced a $450 million revolving credit facility that would have matured in November 2016. We concurrently repaid $248.8 million outstanding on term loans under previous bank credit facilities and approximately $120 million in borrowings under the previous revolving credit facility. In addition, on December 1, 2014, we repaid at maturity our $100 million 6.25% medium-term note using cash on hand and revolver borrowings. The financial covenants under the new revolving credit facility are similar to those of the previous facility and require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. As of December 31, 2014, we were in compliance with all covenants of our debt agreements. We had $380.4 million available under our committed revolving credit facility that will mature in December 2019 and $120.3 million in cash and cash equivalents. Our short-term debt totaled $116.8 million, and we had no current maturities of long-term debt. In addition, we had about $347 million in unused, uncommitted credit lines.
Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs, and currently anticipated capital expenditure requirements over the next twelve months.

Our Board of Directors approved our current share repurchase program in November 2013. The program expires in November 2015 and authorizes purchases of up to a total of $100 million of our common and preferred stock. Under the authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During the nine months ended December 31, 2014, we purchased 479,688 shares of common stock at an aggregate cost of $21.6 million (average price per share of $44.93) and 403 shares of preferred stock at an aggregate cost of $0.4 million (average price per share of $1,012.22), based on trading dates. In determining our level of share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. As of December 31, 2014, our available authorization under the program was $78.0 million and approximately 22.8 million common shares and 219,596 preferred shares were outstanding.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Upon repayment of outstanding term loans in December 2014, we terminated $74 million notional amount of swap agreements. The fair value of these swap agreements was a liability of approximately $0.6 million. No interest rate swap agreements were outstanding as of December 31, 2014. In January 2015, we entered into receive-floating/pay-fixed interest rate swap agreements that convert the variable benchmark LIBOR rate on the new term loans entered into in December 2014 to a fixed rate. With the swap agreements in place, the effective fixed interest rates on the $150 million five-year term loan and the $220 million seven-year term loan are 2.94% and 3.48%, respectively. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable-rate five and seven year term loans. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At December 31, 2014, we had no open hedge contracts for those purposes. We had other forward contracts outstanding that were not designated as hedges for accounting purposes, and the fair value of those contracts was an asset of about $6 million at December 31, 2014.

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

Net income for the third quarter of fiscal year 2015, which ended December 31, 2014, was $53.0 million, or $1.87 per diluted share, compared with net income for the prior year’s third fiscal quarter of $38.6 million, or $1.36 per diluted share. Segment operating income for the third fiscal quarter of $93.5 million increased 25% compared with the previous year, primarily due to improved results from higher gross margins and lower selling, general, and administrative costs. Consolidated revenues decreased by about 1% to $758.1 million mainly attributable to lower prices and flat total volumes.
Net income for the nine months ended December 31, 2014, was $68.8 million, or $2.43 per diluted share, compared with $122.3 million, or $4.31 per diluted share for the same period last year. Last year’s results included a non-recurring gain in the first fiscal quarter of $81.6 million before tax ($53.1 million after tax, or $1.87 per diluted share), from the favorable outcome of litigation in Brazil related to previous years’ excise tax credits. Results for the current fiscal year included an income tax benefit of $8.0 million ($0.28 per diluted share) arising from a subsidiary’s payment of a portion of a fine following the unsuccessful appeal of a long-running court case. Excluding those items in both years, net income for the nine months decreased $8.4 million compared to the same period last year. Segment operating income, which excludes unusual items, was $114.4 million for the nine-month period, a decrease of $15.9 million from the prior year. That reduction was mainly attributable to reduced volumes due to market conditions that have pushed shipments later into the fiscal year, offset in part by lower selling, general and administrative costs. Revenues declined by 19% to $1.5 billion for the first nine months of fiscal year 2015, primarily as a result of those lower volumes and lower average prices.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment for the quarter ended December 31, 2014, improved by 20% to $79.0 million compared with the prior year, on increased total volumes and better overall margins. Higher lamina volumes and gross margin recovery from last year’s volatile market pricing supported improved results in Brazil. Africa volumes continued to lag the previous year’s levels, mostly due to shipments delayed into the fourth fiscal quarter. Results for the segment during the third fiscal quarter were positively impacted by larger sales and trading volumes in Asia, while volumes in Europe were lower on smaller crops and shipping delays, reducing earnings in that region. Selling, general, and administrative expenses for the Other Regions segment were down significantly for the quarter, driven mainly by lower provisions for suppliers, lower incentive compensation costs, and positive comparisons of value-added tax valuation allowances relative to the same period last year. Revenues for the Other Regions segment declined by 2% to $604.1 million for the third quarter on slightly higher volumes at lower average green leaf prices.
Operating income for the nine months ended December 31, 2014, was $90.0 million for the segment, compared to $102.8 million in the prior fiscal year. Although sales volumes remained lower for all regions relative to the prior year nine-month period, strong shipment volumes and profit improvements in the third fiscal quarter helped to narrow the earnings shortfall caused by oversupply conditions and delays of current crop shipments noted in the first half of the year. In addition, operating margins for the segment improved for the period, despite inventory writedowns and pricing pressures that typically accompany oversupply conditions. Selling, general, and administrative expenses for this segment were substantially lower for the nine months ended December 31, 2014, mainly from beneficial comparisons to the prior year’s foreign currency remeasurement and exchange losses, mostly in the Philippines and South America, as well as lower provisions for suppliers and lower incentive compensation costs. Revenues for the segment were down about 19% to $1.2 billion, reflecting those lower volumes and slightly lower average green leaf prices.
North America
Operating income for the North America segment for the third quarter of fiscal year 2015 was $15.9 million, up $8.1 million compared to the same period of the prior year. Increased third-party processing in the United States and higher lamina sales volumes, including shipments from Guatemala and Mexico delayed from the previous quarter, contributed to the earnings improvement. Revenues for the quarter increased by 13% to $118.8 million on those increased volumes and improved product mix. Operating results for the nine months ended December 31, 2014, increased by $3.2 million to $21.8 million for the segment, compared with the same period for the previous year, mainly due to increased third party processing volumes and improved product mix, despite lower overall sales volumes. Revenues for the period decreased 19% to $203.8 million on the lower sales volumes. For both the three and nine months ended December 31, 2014, selling, general, and administrative costs were down slightly for the segment.

Other Tobacco Operations

The Other Tobacco Operations segment reported an operating loss of $1.3 million for the third fiscal quarter ended December 31, 2014, a reduction of $2.7 million from earnings of $1.4 million for the same period of the prior year. Results for the dark tobacco operations for the period were relatively flat, as the effects of reduced volumes were mitigated by favorable currency remeasurement variances, mainly in Indonesia, compared with the prior year. Results for the oriental joint venture declined in the quarter, primarily due to the timing of shipments of oriental tobaccos into the U.S., which were delayed into the fourth quarter of fiscal year 2015, partially offset by favorable foreign currency remeasurement comparisons to losses from Turkish lira devaluation last year. The third quarter segment results were also impacted by operational startup costs incurred by our new liquid nicotine and food ingredients businesses in the special services group. Revenues for this segment decreased for the third fiscal quarter by $11.2 million to $35.1 million, mainly due to the timing of shipments of oriental tobaccos into the United States.

For the nine months ended December 31, 2014, segment operating income of $2.6 million was down from $8.9 million. Results for the oriental joint venture improved during the period, attributable mostly to favorable currency remeasurement comparisons in Turkey. Those results were more than offset by lower sales volumes in the dark tobacco operations and start-up costs in the special services group during the period. Selling, general, and administrative costs for the segment were lower on reduced foreign currency exchange and remeasurement losses, principally in Indonesia. Revenues for the segment were down by $42.2 million to $116.5 million for the nine-month period ended December 31, 2014, primarily attributable to the lower volumes for the dark tobacco operations, as well as the timing of shipments of oriental tobaccos into the United States delayed into next quarter.

Other Information

Cost of goods sold decreased by about 3% to $610.5 million for the third fiscal quarter, and by about 21% to $1.2 billion for the nine months ended December 31, 2014. The percentage reductions in both periods reflect the lower green leaf prices and lower sales volumes in the respective periods, compared with the prior year. Selling, general, and administrative costs decreased by $12.9 million in the third fiscal quarter and $24.4 million for the nine months ended December 31, 2014, compared with the respective prior year periods. Favorable comparisons to the previous year’s currency remeasurement and exchange losses accounted for about $2 million and $13 million of the reduction for the quarter and nine-month periods, respectively. Declines were also attributable to lower provisions for losses on advances to suppliers, lower incentive compensation costs, and lower corporate overhead for both periods, while the third fiscal quarter also benefited from positive comparisons of value-added tax valuation allowances.
The consolidated effective income tax rates were approximately 34% and 33% for the quarters ended December 31, 2014 and 2013, respectively. Income taxes for the first nine months of fiscal year 2015 were impacted by a non-recurring benefit of $8.0 million arising from the partial payment of the European Commission fine by our Italian subsidiary in June 2014.  Excluding that item, the consolidated effective tax rate for the nine months ended December 31, 2014, was about 32%, compared with the prior year’s rate of 33% for the same period.
On December 30, 2014, we executed a new senior unsecured credit facility agreement with a group of banks, which consolidated and extended maturities of its previous short-term revolving credit and long-term borrowing facilities. The new agreement includes a $430 million 5-year revolving credit facility, a $150 million 5-year term loan, and a $220 million 7-year term loan. The revolving credit facility contains terms and conditions that are substantially similar to our previous revolving credit facility. The term loans, which were fully funded at closing, require no amortization and are prepayable without penalty prior to maturity. The facilities include a customary accordion feature allowing for additional borrowings of up to $100 million under certain conditions. Currently, borrowings under the revolving credit agreement bear interest at variable rates based on LIBOR plus a margin of 1.50% to 1.75%. We subsequently entered interest rate swap agreements to fix the variable interest component of the 5- and 7-year term loans to 1.44% and 1.73%, respectively. The effective rates on the 5- and 7-year term loans were 2.94% and 3.48%, respectively, as of February 3, 2015.
General Overview

The current fiscal year continues to develop as we expected, with shipments heavily weighted towards the second half of the year. Third quarter lamina volumes shipped by our flue-cured and burley operations were the highest that we’ve seen for several years. In addition, our third quarter operating earnings benefited from lower selling, general, and administrative costs, as well as improved gross margins. Our prudent inventory management has kept uncommitted levels in the normal range, at 14%. The robust third quarter sales volumes and operating profit improvements offset a portion of the large declines we reported in the first half of the year from the later start to the markets and delayed receipt of shipping instructions from customers caused by the oversupply conditions this year.
Although it is early and logistics delays can always occur, the fourth fiscal quarter’s processing and shipping schedules are proceeding as anticipated, with the largest portion of shipping volumes coming from the Africa origins. We continue to expect stronger fourth quarter sales volumes compared to the same quarter last year. The current outlook for the 2015 crops, which will impact our fiscal year 2016 results, indicates decreased production volumes in the key growing areas, which is an important step towards more balanced markets.
We are proud of the achievements of our operations around the globe, as we have managed well through these uncertain markets. Our balance sheet remains strong, and our major refinancing in December ensures that we are well-positioned to meet the future financial needs of our business. We are optimistic about the prospects for our industry, and we continue to see opportunities to enhance our business by providing supply chain efficiencies, such as improved leaf utilization, that also bring value to our customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $117 million at December 31, 2014. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we repurchased shares of our common stock and our Series B 6.75% convertible perpetual preferred stock during the three-month period ended December 31, 2014:

	Common Stock			Series B 6.75% Convertible Perpetual Preferred Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2014	—	$—	—	—	$—	—	$92,797,411
November 1-30, 2014	80,000	40.63	80,000	—	—	—	89,547,189
December 1-31, 2014	269,688	41.16	269,688	403	1,012.22	403	78,038,918
Total	349,688	$41.04	349,688	403	$1,012.22	403	$78,038,918

(1)
Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2013. This stock repurchase plan authorizes the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on the earlier of November 15, 2015, or when we have exhausted the funds authorized for the program.

 ITEM 6.   EXHIBITS

10.1
Credit Agreement dated December 30, 2014 among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents and Keybank National Association and Capital One, National Association, as Co-Documentation Agents (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2014 (December 23, 2014), File No. 001-00652).

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2014 and 2013, (ii) the Consolidated Balance Sheets at December 31, 2014, December 31, 2013 and March 31, 2014, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013 and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 3, 2015	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
Credit Agreement dated December 30, 2014 among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents and Keybank National Association and Capital One, National Association, as Co-Documentation Agents (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 30, 2014 (December 23, 2014), File No. 001-00652).

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2014 and 2013, (ii) the Consolidated Balance Sheets at December 31, 2014, December 31, 2013 and March 31, 2014, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013 and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith