Form 10-K
period 2015-03-31
UNIVERSAL CORP /VA/
filed 2015-05-22
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2015
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
Large accelerated filer ☑      Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2014, the last day of the registrant's most recently completed second fiscal quarter, was approximately $1.0 billion.
As of May 20, 2015, the total number of shares of common stock outstanding was 22,593,266.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the 2015 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

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
Overview
We are the leading global leaf tobacco supplier. We operate in over 30 countries on five continents. Tobacco has been our principal focus since our founding in 1918. The largest portion of our business involves procuring and processing flue-cured and burley leaf tobacco for manufacturers of consumer tobacco products. Our reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco- and non-tobacco-related services. We generated approximately $2.3 billion in consolidated revenues and earned $167.2 million in total segment operating income in fiscal year 2015. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

Key Operating Principles
We believe that by following several key operating principles we can continue to produce good financial returns from our business and enhance shareholder value. These key operating principles are:

•
Strategic market position. We work closely with both our customers and suppliers to ensure that we deliver a product that meets our customers' needs and promotes a strong sustainable supplier base. We believe that developing and maintaining these relationships is particularly valuable in the leaf tobacco industry where delivering quality, compliant tobacco at an appropriate price is a key factor in long-term profitability. Balancing these relationships, we target our tobacco production contracts against customer purchase indications and maintain global procurement and production supply chain operations that allow us to maximize efficiencies. We continually work to adapt our business model to meet our customers' evolving needs while providing the compliant products, stability of supply, and the high level of service that distinguishes our company.

•
Strong local management. We operate with strong local management. We believe that having strong local management in each leaf tobacco origin helps us better identify and adjust to constantly changing market conditions and provides us with specific market knowledge quickly. We believe that this, coupled with effective global coordination, is a key factor in our ability to continue to deliver the high quality, competitively-priced products and services that our customers expect.

•
Compliant products. We focus on sourcing a compliant product that meets customer requirements in a competitive, yet sustainable, manner. We are committed to continuous improvement by employing and promoting good agricultural practices which encompass crop quality, environmental stewardship, and agricultural labor practices (“Good Agricultural Practices”). Our Good Agricultural Practices programs educate farmers in such matters as the reduction of non-tobacco related materials, product traceability, environmental sustainability, and social responsibility.

•
Diversified sources. We strive to maintain efficient diversified sources of leaf tobacco to minimize reliance on any one sourcing area. We operate in over 30 countries on five continents, maintain a presence in all major flue-cured, burley, oriental, and dark air-cured tobacco growing regions in the world, and hold a prominent position in all key tobacco areas. Our global reach allows us to meet our customers' diverse and dynamic leaf requirements and helps minimize the impact of crop failures or other localized supply interruptions.

•
Financial strength. We believe that sustaining our financial strength is important, because it enables us to fund our business efficiently and make investments in our business when appropriate opportunities are identified. We believe that lower interest and capital costs give us a competitive advantage. Our financial strength also affords us financial flexibility in dealing with customer requirements and market changes. We continually work to improve our financial condition and creditworthiness.

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
General
Our primary business is procuring, financing, processing, packing, storing, and shipping leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Procuring leaf tobacco involves contracting with, providing agronomy support to, and financing farmers in many origins. We do not manufacture cigarettes or other consumer tobacco products. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing countries around the world, we contract, purchase, process, and sell flue-cured and burley tobaccos, as well as dark air-cured and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, smokeless, and pipe tobacco products. We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, service cutting for select manufacturers, manufacturing reconstituted leaf tobacco, and managing just-in-time inventory.
In addition to our primary business, we are involved in tobacco and other agribusiness opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. We participate in a joint venture that supplies traceable liquid nicotine to the vapor products industry. During fiscal year 2015, we entered a new business to produce high-quality dehydrated and juiced fruit and vegetable products.
With respect to our primary business, we generate our revenues from product sales of processed, packed tobacco that we source, from processing fees for tobacco owned by third parties, and from fees for other services. Sales to our five largest customers, with whom we have longstanding relationships, have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years.  Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2015, our flue-cured and burley operations accounted for 90% of our revenues and 94% of our segment operating income.
We conduct our business in varying degrees in a number of countries, including Bangladesh, Brazil, the Dominican Republic, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Nicaragua, Paraguay, the People’s Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, the United States, Zambia, and Zimbabwe. In addition, our oriental tobacco joint venture, Socotab, L.L.C. has operations in Bulgaria, Greece, Macedonia, and Turkey.
Because unprocessed, or “green,” leaf tobacco is a perishable product, timely processing is an essential service to our customers. Our processing of leaf tobacco includes grading in the factories, blending, removal of non-tobacco material, separation of leaf from the stems, drying, packing to precise moisture targets for proper aging, as well as temporary storage. Accomplishing these tasks generally requires investments in factories and machinery in areas where the tobacco is grown. Processed tobacco that has been properly packed can be stored by customers for a number of years prior to use, but most processed tobacco is used within two to three years.
We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world. Africa, Brazil, and the United States produce approximately 60% of the flue-cured and burley tobacco grown outside of China. We estimate that we have historically handled, through leaf sales or processing, between 35% and 45% of the annual production of such tobaccos in Africa, between 15% and 25% in Brazil, and between 25% and 35% in the United States. These percentages can change from year to year based on the size, price, and quality of the crops. Recently, as tobacco growing regions have expanded in Africa, we have handled a larger proportion of the crops there. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in Socotab, L.L.C., a leading processor and supplier of oriental tobaccos. In addition, we maintain a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position. The efficiencies that we offer our customers, due to our established network of operational expertise and infrastructure on the ground and our ability to market most styles and grades of leaf to a diverse customer base, are also key to our success.
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
Sales are made by our sales force and, to a much smaller degree, through the use of commissioned agents. Most customers are long-established tobacco product manufacturers. Customer contract arrangements vary around the world and include negotiated pricing as well as cost plus arrangements. Discussions of a customer’s longer-term needs may begin as early as one to two years in advance of a particular crop purchase. These discussions are key to our future crop production planning. Prior to planting each year, we use early customer indications for type, style, processing, and volume requirements from the upcoming season’s crop to help us determine our farmer contracting and grower input needs in our origins. We work with our farmers and customers continually throughout the crop season. As crops progress through the growing season, customers will inspect the crop, and a customer’s early indications may be refined based upon emerging crop qualities and quantities and market pricing expectations. Ultimately, purchase agreements specifying quantity, quality, grade and price are executed, leading to committed inventory allocations of harvested green or processed leaf that we have acquired.
In the majority of the countries where we operate, we contract directly with tobacco farmers or tobacco farmer cooperatives. In most countries outside the United States, we advance seed, fertilizer, and other agricultural inputs to farmers. These advances are repaid by farmers with the tobacco they produce. We are dedicated to promoting a sustainable farmer base and provide our farmers with agronomy support. Our Good Agricultural Practices programs educate farmers in such matters as the reduction of non-tobacco related materials, product traceability, environmental sustainability, and social responsibility. In Malawi and Zimbabwe, we also purchase some tobacco under auction systems.
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
We normally operate each of our processing plants for seven to nine months of the year. During this period for each region, inventories of green tobacco, inventories of processed tobacco, and trade accounts receivable normally reach peak levels in succession. We normally finance this expansion of current assets with cash, short-term borrowings from banks, and customer advances, and these funding sources normally reach their peak usage in each region during its respective purchasing or processing period. Our balance sheet at our fiscal year end reflects seasonal expansions in working capital in South America and Central America. Our financial performance is also impacted by the seasonality of our business. In recent years, as production volumes in Brazil have declined and volumes have increased in Africa, we have seen more of our volumes shipped and the related revenues move into the second half of our fiscal year. Changes in crop timing in a season or changes in customer shipment schedules can also shift recognition of revenue in a given fiscal year.
Customers
A material part of our business is dependent upon a few customers. Our five largest customers are Philip Morris International, Inc., Imperial Tobacco Group, PLC, British American Tobacco, PLC, China Tobacco International, Inc., and Japan Tobacco, Inc.  In the aggregate, these customers have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years.  For the fiscal year ended March 31, 2015, each of Philip Morris International, Inc. and Imperial Tobacco Group, PLC, including their respective affiliates, accounted for 10% or more of our revenues, while British American Tobacco, PLC, China Tobacco International, Inc., and Japan Tobacco, Inc. each accounted for between 7% and 10% of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have longstanding relationships with all of these customers.
We had commitments from customers for approximately $485 million of the tobacco in our inventories at March 31, 2015. Based upon historical experience, we expect that at least 80% of such orders will be delivered during fiscal year 2016. Most of our product requires shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.
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

Competition
Competition among leaf tobacco suppliers is based on the ability to meet customer specifications in the growing, buying, processing, and financing of tobacco, and on the price charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy and sell the available tobacco. Our principal competitor is Alliance One International, Inc. (“Alliance One”). Alliance One operates in most of the countries where we operate. Based on our estimates, we do not believe that worldwide market shares differ substantially between the two companies. Most of our major customers are partially vertically integrated, and thus also compete with us for the purchase of leaf tobacco in several of the major markets.
In most major markets, smaller competitors are very active. These competitors typically have lower overhead requirements and provide less support to customers and farmers. Due to their lower cost structures, they can often offer a price on products that is lower than our price. However, we believe that we provide quality controls and farm programs that add value for our customers in an increasingly regulated world and make our products highly desirable. For example, we have established worldwide farm programs designed to prevent non-tobacco related materials from being introduced into the green tobacco delivered to our factories. In addition, we have established programs for sustainable tobacco production which include promoting Good Agricultural Practices that encompass crop quality, environmental stewardship, and agricultural labor practices. We believe that our major customers increasingly desire these services and that our programs increase the quality and value of the products and services we offer. We also believe that our customers value the security of supply that we are able to provide due to our strong relationships with our farmer base and our global footprint.
Reportable Segments
We evaluate the performance of our business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and burley leaf tobacco operations for supply to cigarette manufacturers. Our Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and our Oriental business supplies oriental tobacco to cigarette manufacturers. Our Special Services group provides laboratory services, including physical and chemical product testing, e-cigarette and e-liquid testing, and smoke testing for customers. Our liquid nicotine joint venture and our fruit and vegetable ingredients business are included in the Special Services group.
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
Financial Information about Segments
Our North America and Other Regions reportable segments, which represent our flue-cured and burley tobacco operations, accounted for 13% and 77% of our revenues and 19% and 75% of our segment operating income, respectively, in fiscal year 2015. Our Other Tobacco Operations reportable segment accounted for 10% of our revenues and 6% of our segment operating income in fiscal year 2015. Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years, along with segment assets for each reportable segment at March 31, 2015, 2014, and 2013, are set forth in Note 15 to the consolidated financial statements, which are included in Item 8 of this Annual Report. Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 15 to the consolidated financial statements.

C.	Employees
We employed over 27,000 employees throughout the world during the fiscal year ended March 31, 2015. We estimated this figure because the majority of our personnel are seasonal employees.

D.	Research and Development
We did not expend material amounts for research and development during the fiscal years ended March 31, 2015, 2014, or 2013.

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
When we contract directly with tobacco farmers or tobacco farmer cooperatives, which is the method we use to purchase tobacco in most countries, we bear the risk that the tobacco delivered may not meet customer quality and quantity requirements. If the tobacco does not meet such market requirements, we may not be able to fill all of our customers’ orders, and such failure would have an adverse effect on profitability and results of operations. In a contract market our obligation is to purchase the entire tobacco plant, which encompasses many leaf styles, therefore, we also have a risk that not all of that production will be readily marketable at prices which support acceptable margins. In addition, in many foreign countries where we purchase tobacco directly from farmers, we provide them with financing. Unless we receive marketable tobacco that meets the quality and quantity specifications of our customers, we bear the risk that we will not be able to fully recover our crop advances or recover them in a reasonable period of time.
The leaf tobacco industry is competitive, and we are heavily reliant on a few large customers.
We are one of two major independent global competitors in the leaf tobacco industry, both of whom are reliant upon a few large customers. The loss of one of those large customers or a significant decrease in their demand for our products or services could significantly decrease our sales of products or services, which would have a material adverse effect on our results of operations. The competition among leaf tobacco suppliers and dealers is based on the ability to meet customer requirements in the buying, processing, and financing of tobacco, and on the price charged for products and services. We believe that we consistently meet our customers’ requirements and charge competitive prices. Since we rely upon a few significant customers, the consolidation or failure of any of these large customers, or a significant increase in their vertical integration, could contribute to a significant decrease in our sales of products and services.
We compete for both the purchase and sale of leaf with smaller leaf tobacco suppliers in some of the markets where we conduct business. Some of these smaller leaf tobacco suppliers operate in more than one country. Since they typically provide little or no support to farmers, these leaf tobacco suppliers typically have lower overhead requirements than we do. Due to their lower cost structures, they often can offer prices on products and services that are lower than our prices. Our customers also directly source leaf tobacco from farmers to meet some of their raw material needs. Direct sourcing provides our customers with some qualities and quantities of leaf tobacco that they prefer not to use in their existing blends and that may be offered for sale. This competition for both the sale and purchase of leaf could reduce the volume of the leaf we handle and could negatively impact our financial results.
Our financial results can be significantly affected by changes in the balance of supply and demand for leaf tobacco.
As a leaf tobacco supplier, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for leaf tobacco, which is based upon customers’ expectations of their future requirements, can change from time to time depending upon factors affecting the demand for their products. Our customers’ expectations and their demand for leaf tobacco are influenced by a number of factors, including:

•	trends in the global consumption of cigarettes,

•	trends in consumption of cigars and other tobacco products,

•	trends in consumption of alternative tobacco products, such as e-cigarettes,

•	levels of competition among our customers, and

•	regulatory and governmental factors.
The world supply of leaf tobacco at any given time is a function of current tobacco production, inventories held by manufacturers, and the stocks of leaf tobacco held by leaf tobacco suppliers. Production of tobacco in a given year may be significantly affected by such factors as:

•	demographic shifts that change the number of farmers or the amount of land available to grow tobacco,

•	decisions by farmers to grow crops other than leaf tobacco,

•	elimination of government subsidies to farmers,

•	volume of annual tobacco plantings and yields realized by farmers,

•	availability of crop inputs,

•	weather and natural disasters, including any adverse weather conditions that may result from climate change, and

•	crop infestation and disease.
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
Further, the timing and unpredictability of customer orders and shipments may require us to keep tobacco in inventory and may also result in variations in quarterly and annual financial results. We base sales recognition on the passage of ownership. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on the timing of needs and shipping instructions of our customers and the availability of transportation services. These fluctuations result in varying volumes and sales in given periods, which also reduce the comparability of financial results.
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
Nationally, the U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for our products and services. These activities have included:

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
Globally, a number of foreign governments and non-government organizations also have taken or proposed steps to restrict or prohibit tobacco product advertising and promotion, to increase taxes on tobacco products, to indirectly limit the use of certain types of tobacco, and to discourage tobacco product consumption. A number of such measures, including plain packaging, are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated and promoted globally under the auspices of the World Health Organization (“WHO”). We cannot predict the extent or speed at which the efforts of governments or non-governmental agencies to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for tobacco products and services and could have a material adverse effect on our results of operations.

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
Trade proposals currently under consideration include provisions that could effectively allow governments to regulate tobacco products differently than other products. These “carve outs” could negatively impact the industry and reduce requirements for leaf tobacco.
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
Through our subsidiaries, we are subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect our earnings, as can the resolution of various pending and contested tax issues. In most jurisdictions, we regularly have audits and examinations by the designated tax authorities, and additional tax assessments are common. We believe that we comply with applicable tax laws in the jurisdictions where we operate, and we vigorously contest all significant tax assessments where we believe we are in compliance with the tax laws.
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
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure on short-term borrowings. To the extent we are unable to match these interest rates, a decrease in interest rates could increase our net financing costs. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Decreases in short-term interest rates could reduce the income we derive from those investments. Changes in interest rates also affect expense related to our defined benefit pension plan, as described below.
Low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions may increase our pension expense and may require us to fund a larger portion of our pension obligations, thus, diverting funds from other potential uses.
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2015 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefits plan” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2015, the projected benefit obligation of our U.S. pension plan was $230 million and plan assets were $204 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 11 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
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
In addition to our significant properties listed above, we own other processing facilities in the following countries: Germany, Hungary, Italy, the Netherlands, Poland, and the United States. In addition, we have ownership interests in processing plants in Guatemala and Mexico and have access to processing facilities in other areas, such as India, the People’s Republic of China, South Africa, and Zambia. Socotab L.L.C., an oriental tobacco joint venture in which we own a noncontrolling interest, owns tobacco processing plants in Turkey, Macedonia, and Bulgaria.
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
We expect to complete the construction of a 120,000 square-foot processing facility for our new fruit and vegetable ingredients business and begin operations in that facility during fiscal year 2016. The facility is located in Nash County, North Carolina.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2015
Cash dividends declared	$0.51	$0.51	$0.52	$0.52
Market price range:
High	56.82	56.35	45.63	48.10
Low	52.16	44.39	38.53	39.27
Fiscal Year Ended March 31, 2014
Cash dividends declared	$0.50	$0.50	$0.51	$0.51
Market price range:
High	61.46	63.36	54.60	58.99
Low	54.45	48.43	50.06	49.84
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under the terms of our Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), we may not declare or pay dividends on our common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid. The Preferred Stock contains provisions that prohibit the payment of cash dividends if certain income and shareholders’ equity levels are not met. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2015. At May 20, 2015, there were 1,220 holders of record of our common stock. See Notes 6 and 12 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
The following table summarizes our repurchases of our common stock and our Series B 6.75% Convertible Perpetual Preferred Stock during the three-month period ended March 31, 2015:

	Common Stock			Series B 6.75% Convertible Perpetual Preferred Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2015	214,900	$40.06	214,900	1,106	$985.00	$1,106	$68,339,934
February 1-28, 2015	25,405	41.86	25,405	—	—	—	67,276,553
March 1-31, 2015	—	—	—	—	—	—	67,276,553
Total	240,305	$40.25	240,305	1,106	$985.00	1,106	$67,276,553

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

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,271,801	$2,542,115	$2,461,699	$2,446,877	$2,571,527
Segment operating income (1)	$167,225	$175,175	$232,757	$233,548	$257,925
Operating income	$167,874	$246,151	$223,009	$180,304	$254,600
Net income	$120,461	$155,155	$140,919	$100,819	$164,550
Net income attributable to Universal Corporation (2)	$114,608	$149,009	$132,750	$92,057	$156,565
Earnings available to Universal Corporation common shareholders	$99,748	$134,159	$117,900	$77,207	$141,715
Return on beginning common shareholders’ equity	8.6%	12.8%	12.1%	7.9%	15.6%
Earnings per share attributable to Universal Corporation common shareholders:
Basic	$4.33	$5.77	$5.05	$3.32	$5.94
Diluted	$4.06	$5.25	$4.66	$3.25	$5.42

Financial Position at Year End
Current ratio	6.03	3.68	2.80	4.31	3.08
Total assets	$2,198,473	$2,270,907	$2,306,155	$2,266,919	$2,227,867
Long-term obligations	$370,000	$240,000	$181,250	$392,500	$320,193
Working capital	$1,363,697	$1,218,270	$1,123,376	$1,297,921	$1,065,883
Total Universal Corporation shareholders’ equity	$1,362,725	$1,378,230	$1,258,571	$1,183,451	$1,185,606

General
Ratio of earnings to fixed charges	8.46	10.73	8.87	7.53	9.41
Ratio of earnings to combined fixed charges and preference dividends	4.05	5.49	4.69	4.07	5.17
Number of common shareholders	1,225	1,295	1,354	1,408	1,447
Weighted average common shares outstanding:
Basic	23,035,920	23,238,978	23,354,793	23,227,884	23,859,373
Diluted	28,221,264	28,392,033	28,478,058	28,339,307	28,887,552
Dividends per share of convertible perpetual preferred stock (annual)	$67.50	$67.50	$67.50	$67.50	$67.50
Dividends per share of common stock (annual)	$2.06	$2.02	$1.98	$1.94	$1.90
Book value per common share	$50.95	$50.19	$44.79	$41.73	$41.85
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
Significant items included in the operating results in the above table are as follows:

•
Fiscal Year 2015 – a $12.7 million benefit to pretax earnings from the reversal of a valuation allowance on the remaining unused balance of the excise tax credits realized from the favorable outcome of litigation by our subsidiary in Brazil in fiscal year 2014. In addition, we recorded a consolidated income tax benefit of $8.0 million arising from the ability of our subsidiary, Deltafina S.p.A. ("Deltafina"), to pay a significant portion of the European Commission fine and related interest charges settled during the first quarter following the unsuccessful appeal of the case related to tobacco buying practices in Italy. The effect of those items was partially offset by restructuring costs of $4.9 million, primarily related to downsizing certain functions at our operations in Brazil and the decision to suspend our operations in Argentina. On a combined basis, the net effect of these items increased income before income taxes by $7.8 million and net income by $13.1 million, or $0.46 per diluted share.

•
Fiscal Year 2014 – an $81.6 million gain resulting from the favorable outcome of litigation by our operating subsidiary in Brazil related to previous years’ excise tax credits. In addition to the gain, we recorded restructuring costs of $6.7 million, primarily related to the closure of a tobacco processing facility in Brazil and the consolidation of these operations into our main processing facility there. The net effect of the gain and the restructuring costs increased net income before income taxes by $74.9 million and net income by $48.7 million, or $1.72 per diluted share.

•
Fiscal Year 2013 – $4.1 million in restructuring costs, primarily related to workforce reductions in Africa. The effect of these charges was a reduction in net income of $1.8 million, or $0.06 per diluted share.

•
Fiscal Year 2012 – a $49.1 million charge to accrue a fine and accumulated interest imposed jointly on the Company and Deltafina by the European Commission related to tobacco buying practices in Italy. The charge reflected a September 2011 appeals court decision rejecting Deltafina's application to reinstate its immunity in the case. No income tax benefit was recorded on the non-deductible fine portion of the charge. In addition to that charge, we recorded restructuring costs of $11.7 million, including approximately $8.6 million for employee termination benefits, primarily related to our operations in the U.S. and South America, and $3.1 million for costs to exit a supplier arrangement in Europe. Results for the year also included a gain of $11.1 million on the sale of land and buildings in Brazil that were most recently used for storage activities and a $9.6 million gain on insurance settlement proceeds to replace factory and equipment lost in a fire at a plant in Europe. On a combined basis, the net effect of these items decreased income before income taxes by $40.0 million and net income by $40.3 million, or $1.42 per diluted share.

•
Fiscal Year 2011 – a $7.4 million reversal of a portion of a charge recorded in fiscal year 2005 to accrue a fine imposed by the European Commission on Deltafina related to tobacco buying practices in Spain. The reversal reflected a favorable European Union’s General Court decision in Deltafina’s appeal of the fine. We also recorded a $19.4 million gain on the assignment of farmer contracts and sale of related assets in Brazil to an operating subsidiary of a major customer. In addition to those items, which benefited fiscal year 2011 earnings, we recorded $21.5 million in restructuring and impairment costs during the year. A significant portion of those costs related to our decision to close our leaf tobacco processing operations in Canada and sell the assets of those operations. Restructuring charges were also recorded to recognize costs associated with voluntary early retirement offers in our U.S. operations and additional voluntary and involuntary separations in various other locations. On a combined basis, the net effect of these items increased income before income taxes by $5.3 million and net income by $3.3 million, or about $0.12 per diluted share.

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
OVERVIEW
We are the leading global leaf tobacco supplier. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We hold a strategic position in the world leaf markets where we work closely with both our customers and farmers to ensure that we deliver a compliant product that meets our customers' needs while promoting a strong supplier base. We adapt to meet changes in customer requirements as well as broader changes in the leaf markets while continuing to provide the stability of supply and high level of service that distinguishes us in the marketplace. We believe that we have successfully met the needs of both our customers and suppliers while adapting to changes in leaf markets. Consequently, we have delivered strong results to our shareholders. Over the last three fiscal years, we have strengthened our balance sheet by repaying almost $100 million in debt, generated over $450 million in net cash flow from operations, and returned almost $240 million to our shareholders through a combination of dividends and share repurchases.
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
We also performed well in the face of a challenging environment in fiscal year 2014. Due to larger crops, shipping volumes in the second half of fiscal year 2014 exceeded those in the comparable period of fiscal year 2013. These increased volumes partially offset lower levels of carryover volumes in the first half of fiscal year 2014, weaker margins in Brazil from volatile Brazilian leaf markets, and negative foreign currency remeasurement and exchange loss comparisons. Our higher working capital cash requirements in fiscal year 2014 were a sharp contrast to the returns of working capital seen in fiscal year 2013, when we had the advantage of sales of uncommitted inventory and large carryover crops that bolstered cash flows. In fiscal year 2014, purchases of larger crops, tighter margins in Brazil from higher green leaf costs, and investments in production growth in Africa utilized much of the substantial levels of cash flow from fiscal year 2013.
Given fiscal year 2015’s oversupplied market conditions, we are pleased with the results we achieved. We ended the year with strong fourth quarter results, which helped to bring our segment operating earnings for the fiscal year in line with our expectations. We also realized higher margins, maintained our solid financial position, and returned over $90 million to our shareholders in dividends and share repurchases this fiscal year. We believe that our performance demonstrates our ability to execute well on our objective of delivering a compliant product in an efficient manner to our customers, under challenging circumstances.
We are well-positioned as we enter fiscal year 2016 with substantial cash balances and manageable uncommitted inventory levels. Markets in Africa and Brazil have opened at a similar pace compared to fiscal year 2015, and crop qualities are mixed, with production volumes expected to be lower in most origins. Although we are not seeing significant delays in customer orders, we expect shipping instructions to be weighted towards the second half of our fiscal year. In addition, while our own leaf inventories are well-managed, global tobacco leaf inventory volumes are high. This may have the effect of extending the duration of the oversupply conditions, despite reduced new crop production and a more positive outlook for demand from some customers based on recent recoveries in certain of their retail markets.
Looking beyond near-term market conditions, we are optimistic about the future as we believe there are several trends in our business that could provide opportunities for us to increase our market share and to offer additional services to our customers. We have recently seen an increase in the level of supply chain services, which include direct purchasing, that we provide our customers, notably in the United States, Mexico, Brazil, and the Dominican Republic. We believe these moves acknowledge the efficiencies and services that global leaf suppliers bring to the entire supply chain. In addition, we believe that compliant leaf requirements and reduction in sourcing complexity will continue to be important to our customers and should favor stable global leaf suppliers who are able to meet these requirements.

RESULTS OF OPERATIONS
Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. The total for segment operating income referred to in the discussion below is a non-GAAP financial measure. This measure is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, cash flows from operating activities or any other operating performance measure calculated in accordance with GAAP, and it may not be comparable to similarly titled measures reported by other companies. We have provided a reconciliation of the total for segment operating income to consolidated operating income in Note 15. "Operating Segments" to the consolidated financial statements in Item 8. We evaluate our segment performance excluding certain significant charges or credits. We believe this measure, which excludes these items that we believe are not indicative of our core operating results, provides investors with important information that is useful in understanding our business results and trends.
Fiscal Year Ended March 31, 2015, Compared to the Fiscal Year Ended March 31, 2014
Net income for the fiscal year ended March 31, 2015, was $114.6 million, or $4.06 per diluted share, compared with last year’s net income of $149.0 million, or $5.25 per diluted share. Last year’s results included a gain of $81.6 million before tax ($53.1 million after tax, or $1.87 per diluted share), from the favorable outcome of litigation in Brazil related to previous years’ excise tax credits. Results for the current fiscal year included a further gain related to those tax credits, of $12.7 million before tax ($0.29 per diluted share) recorded in the fourth fiscal quarter from updated projections of the utilization of the credits before expiration. The current year also included an income tax benefit of $8.0 million ($0.28 per diluted share) arising from a subsidiary’s payment of a portion of a fine following the resolution of a court case. Pretax restructuring costs of $4.9 million ($0.11 per diluted share) and $6.7 million ($0.15 per diluted share) were also incurred for fiscal years 2015 and 2014, respectively. Excluding those items in both years, net income for the fiscal year increased $1.2 million ($0.07 per diluted share) compared to the same period last year. Segment operating income, which excludes those items, was $167.2 million for fiscal year 2015, a decrease of $8.0 million from the prior year. That reduction was primarily attributable to this year’s lower sales volumes, partially mitigated by a reduction in selling, general, and administrative costs. Revenues of $2.3 billion for fiscal year 2015 declined 11% compared with the previous year, driven mainly by those lower overall volumes and modestly lower green leaf costs.
Flue-cured and Burley Leaf Tobacco Operations
Other Regions
Operating income for the Other Regions segment for the fiscal year ended March 31, 2015, was $125.8 million, down 6% compared to $133.4 million in the previous fiscal year. The decrease was attributable mainly to reduced sales volumes in all regions along with inventory writedowns, primarily in Africa and South America, reflecting this year’s oversupply market conditions. The impact of those factors was somewhat mitigated by improved gross margins, particularly in Brazil, where volatile markets increased green leaf costs last year, as well as benefits from lower selling, general and administrative costs. Results for Europe were also negatively influenced by currency translation effects from a stronger U.S. dollar. Selling, general, and administrative expenses for the segment declined for the fiscal year, mostly from lower currency remeasurement and exchange losses in the Philippines and Brazil, lower provisions for supplier advances, and positive comparisons of value-added tax valuation allowances, partly offset by higher customer claims. Revenues for the segment were down about 10% to $1.7 billion, on reduced volumes and lower average green leaf prices.
North America
Operating income for the North America segment for the fiscal year ended March 31, 2015 was $31.1 million, up $7.8 million compared with the previous year, on increased third party processing business and a more favorable sales mix, despite lower overall sales volumes. Revenues for the segment for fiscal year 2015 decreased by 13% to $305.0 million on reduced sales volumes and lower green leaf prices. Selling, general, and administrative costs for this segment were relatively flat for fiscal year 2015.
Other Tobacco Operations
For the fiscal year ended March 31, 2015, the Other Tobacco Operations segment operating income was down $8.2 million to $10.3 million compared with the same period of the prior year. Results for the dark tobacco operations contributed significantly to the decline, as lower sales volumes, in part due to shipment timing, were partially mitigated by favorable currency remeasurement comparisons, mainly in Indonesia. Results for the special services group also contributed to the decline, reflecting startup costs for the new food ingredients business. However, results from the oriental joint venture improved for the fiscal year despite sales volume declines influenced by shipment timing comparisons. The impact from the volume declines was more than offset by favorable variances from the prior year’s currency remeasurement losses and lower selling, general and administrative costs. Revenues for the segment were down by $34.3 million to $227.0 million for the year ended March 31, 2015, compared to the previous year, primarily attributable to the lower volumes for the dark tobacco operations, as well as lower overall volumes and the timing of shipments of oriental tobaccos into the United States.

Other Items
Cost of goods sold decreased by about 12% to $1.9 billion for the fiscal year ended March 31, 2015, consistent with lower overall sales volumes and lower green leaf prices compared with the previous year. Selling, general, and administrative costs decreased by $11.8 million for fiscal year 2015, compared with fiscal year 2014. The decline for the fiscal year was primarily related to lower currency remeasurement and exchange costs, provisions for suppliers, and value-added tax allowances, partly offset by higher customer claims.
Interest expense of $17.1 million for fiscal year 2015 declined by about 16%, compared to the prior fiscal year. The reduction was mostly due to lower average interest rates during the period, offset in part by slightly higher average debt balances. The consolidated effective income tax rates on pretax earnings were approximately 24% and 33% for the fiscal years ended March 31, 2015 and 2014, respectively. Income taxes for fiscal year 2015 were reduced by a non-recurring benefit of $8.0 million arising from the partial payment of the European Commission fine by our Italian subsidiary in June 2014. Excluding that item, the consolidated effective tax rate for fiscal 2015 was about 29%. The rates for both years, excluding adjustments, were below the 35% federal statutory rate mainly because of the effect of changes in exchange rates on deferred income tax assets and liabilities, as well as lower effective rates on dividend income from certain foreign subsidiaries.
On December 30, 2014, the Company executed a new senior unsecured credit facility agreement with a group of banks, which consolidated and extended maturities of its previous short-term revolving credit and long-term borrowing facilities. The new agreement includes a $430 million five-year revolving credit facility, a $150 million five-year term loan, and a $220 million seven-year term loan. The revolving credit facility contains terms and conditions that are substantially similar to the Company’s previous revolving credit facility. The term loans, which were fully funded at closing, require no amortization and are prepayable without penalty prior to maturity. The facilities include a customary accordion feature allowing for additional borrowings of up to $100 million under certain conditions. Currently, borrowings under the revolving credit agreement bear interest at variable rates based on LIBOR plus a margin of 1.50% to 1.75%. The Company subsequently entered interest rate swap agreements to fix the variable interest component of the five- and seven-year term loans to 1.44% and 1.73%, respectively. The effective rates on the five- and seven-year term loans were 2.94% and 3.48%, respectively, as of May 18, 2015.
Fiscal Year Ended March 31, 2014, Compared to the Fiscal Year Ended March 31, 2013
Net income for the fiscal year ended March 31, 2014, was $149.0 million, or $5.25 per diluted share, compared with net income for the fiscal year ended March 31, 2013, of $132.8 million, or $4.66 per diluted share. Fiscal year 2014’s results included a gain in the first fiscal quarter of $81.6 million before tax ($53.1 million after tax, or $1.87 per diluted share), from the favorable outcome of litigation in Brazil related to previous years’ excise tax credits. The annual results also included pretax restructuring costs of $6.7 million ($0.15 per share) and $4.1 million ($0.06 per share) for fiscal years 2014 and 2013, respectively. Segment operating income, which excludes those items, was $175.2 million for fiscal year 2014, a decrease of $57.6 million from the prior year. That reduction was primarily attributable to weaker margins in Brazil from higher green leaf costs, increased currency remeasurement and exchange costs, and the higher sales of carryover and uncommitted inventories in fiscal year 2013. Revenues of $2.5 billion for fiscal year 2014 were up 3.3% compared with revenues for fiscal year 2013, as slightly lower volumes were offset by higher prices.
Flue-cured and Burley Leaf Tobacco Operations
Other Regions
Within our flue-cured and burley leaf tobacco operations, operating income for our Other Regions segment for the fiscal year ended March 31, 2014, declined by 31% to $133.4 million compared with the fiscal year ended March 31, 2013. The reduction was driven primarily by results in South America, on lower volumes from fewer carryover shipments and weaker margins from higher green leaf prices. Africa results were negatively impacted by a less favorable product mix despite increased shipment volumes from larger current crops. The weaker results in those regions were partly mitigated by improved results in Europe as well as in Asia, where trading volumes were higher. Selling, general, and administrative expenses for the segment were significantly higher for fiscal year 2014, mostly due to unfavorable net foreign currency remeasurement and exchange comparisons, as losses in fiscal year 2014 compared to gains in fiscal year 2013, mostly in Africa, South America, and Asia. Revenues for this segment for fiscal year 2014 increased by about 3% to $1.9 billion compared with fiscal year 2013, reflecting modestly reduced volumes and higher green leaf prices.
North America
Operating income for our North America segment for fiscal year 2014 was $23.2 million, up $3.5 million compared with fiscal year 2013, on a more favorable product mix and lower overheads, including postretirement benefit costs. Revenues for this segment increased 4% to $348.6 million on a combination of reduced volumes, higher green leaf costs, and improved product mix.

Other Tobacco Operations
In our Other Tobacco Operations segment, operating income was down $2.0 million to $18.5 million for fiscal year 2014, compared with the comparable period of fiscal year 2013, primarily due to lower results for the oriental joint venture. In fiscal 2014, the oriental business achieved higher revenues and reduced operating expenses which were more than offset by large currency remeasurement and exchange losses from the devaluation of the Turkish lira. Our dark tobacco operations saw earnings improvements from a better product mix for fiscal year 2014, although these benefits were nearly offset by higher foreign currency remeasurement and exchange losses, mainly from the Indonesian rupiah.
Revenues for this segment increased by about 2% to $261.3 million for fiscal year 2014. Higher volumes attributable to the timing of shipments of oriental tobaccos into the United States, combined with lower volumes in the dark tobacco operations, drove the revenue change.
Other Items
Cost of goods sold increased by about 5% to $2.1 billion for the fiscal year ended March 31, 2014, reflecting higher green leaf costs compared with the fiscal year ended March 31, 2013. Selling, general, and administrative costs increased by $26.7 million for fiscal year 2014, compared with fiscal year 2013. The large increase for fiscal year 2014 was primarily related to unfavorable comparisons from currency remeasurement and exchange losses, which amounted to $20.3 million compared with gains of $9.6 million in fiscal year 2013.
Interest expense of $20.3 million for fiscal year 2014 declined by about 8%, compared to fiscal year 2013. The reduction was mostly due to lower average debt levels and interest rates during the period. The consolidated effective income tax rates on pretax earnings were approximately 33% and 32% for the fiscal years ended March 31, 2014 and 2013, respectively. The rates for both periods were lower than the 35% federal statutory rate mainly because of the effect of changes in exchange rates on deferred income tax assets and liabilities, as well as lower effective rates on dividend income from certain foreign subsidiaries.
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
Accounting Pronouncements
We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” effective at the beginning of fiscal year 2014. The new guidance requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not reclassified in their entirety to net income in the same reporting period, companies are required to cross-reference other disclosures that provide additional detail about those amounts. Since the new guidance requires additional disclosures only, it did not have any impact on our results of operations, cash flows, or financial position. The required disclosures are provided in Note 16 to the consolidated financial statements in Item 8.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes substantially all of the current revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”).  ASU 2014-09 was developed under a joint project with the International Accounting Standards Board (“IASB”) to improve and converge the existing revenue recognition accounting guidance in U.S. GAAP and International Accounting Standards.  Under ASU 2014-09, the central underlying principle is to recognize revenues when promised goods or services are transferred to customers at an amount determined by the consideration a company expects to receive for those goods or services.  The guidance outlines a five-step process for determining the amount and timing of revenue to be recognized from those arrangements.  It is more principles-based than the existing guidance under U.S. GAAP, and therefore is expected to require more management judgment and involve more estimates than the current guidance.  ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including all interim periods within the year of adoption.  However, the FASB has recently proposed a one-year deferral of the effective date.  Companies are allowed to select between two transition methods:  (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.  Assuming the proposed one-year deferral of the effective date is issued by the FASB as expected, we would expect to adopt ASU 2014-09 effective April 1, 2018, which is the beginning of our fiscal year ending March 31, 2019.  We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and have not made any decision on the method of adoption.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our working capital requirements in fiscal year 2015 were lower compared to fiscal year 2014 primarily due to lower crop purchase volumes and green tobacco prices. However, market oversupply conditions, which delayed purchasing, processing, and crop shipments this year, extended the duration of our working capital needs in most origins. We generated $226.5 million in net cash flows to fund our operating activities during the fiscal year, and our liquidity was sufficient to meet our needs. We also continued our conservative financial policies, maintained our discipline on using our free cash flow, and returned funds to shareholders.
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
We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing crops in South America and Africa and can increase from March to September by more than $300 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we expect to spend around $60 to $65 million during fiscal year 2016 for capital expenditures to maintain our facilities, complete the construction of a new manufacturing facility for our food ingredients business, and invest in opportunities to grow and improve our tobacco business. We also expect to provide about $12 million in funding to our pension plans. We have no long-term debt maturing before fiscal year 2020. After balancing our capital structure, any excess cash flow from operations after dividends and capital expenditures will be available to fund expansion, purchase our stock, or otherwise enhance shareholder value.
Cash Flow
Our operations generated about $226.5 million in operating cash flows in fiscal year 2015. That amount was about $230 million higher than the $3.5 million we required during the same period last fiscal year, primarily due to lower crop purchase volumes and green leaf prices. During the fiscal year ended March 31, 2015, we increased our cash balances by $85.3 million, spent $58.4 million on capital projects, returned $94.9 million to shareholders in the form of dividends and repurchases of our common and preferred stock, and refinanced a major portion of our capital structure, extending our debt maturities. At March 31, 2015, cash balances totaled $248.8 million.
Working Capital
Working capital at March 31, 2015, was about $1.4 billion, up $145.4 million from last year's level. The $85.3 million increase in cash and cash equivalents was partially offset by fewer advances to suppliers on smaller anticipated 2015 crops, down $19.7 million. We extended our debt maturities as part of our $800 million refinancing in December 2014 and, as a result, we have no principal payments due on our long-term debt over the next twelve months.
Tobacco inventories of $636.5 million at March 31, 2015, were relatively flat compared to inventory levels at the end of the prior fiscal year. We usually finance inventory with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories decreased by approximately $20.3 million to $151.1 million, or about 24% of tobacco inventory, at March 31, 2015. Uncommitted inventories at March 31, 2014, were $171.4 million, which represented 27% of tobacco inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the timing of customer deliveries.
In the quarter ended June 30, 2014, following our unsuccessful appeal, we paid the European Commission fine related to market activities in Italy. In order to stay execution during the appeals process, we had put in place a bank guarantee in favor of the Commission in the amount of the fine plus accumulated interest and had collateralized that guarantee with a bank deposit. Following payment of the fine and the return of the bank deposit, other current assets and accounts payable and accrued expenses were each reduced by approximately $54 million.

Share Repurchase Activity
Our Board of Directors approved our current share repurchase program in November 2013. The program expires in November 2015 and authorizes the purchase of up to $100 million of our common and preferred stock. Under the authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During fiscal year 2015, we purchased 719,993 shares of common stock at an aggregate cost of $31.2 million (average price per share of $43.37) and 1,509 shares of preferred stock at an aggregate cost of $1.5 million (average price per share of $992.27). In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. At March 31, 2015, our available authorization under our current share repurchase program was $67.3 million, and approximately 22.6 million common shares and 218,490 preferred shares were outstanding.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. Our capital expenditures totaled $58.4 million in fiscal year 2015 and $45.8 million in fiscal year 2014. Increased capital spending in fiscal years 2014 and 2015 is attributable mainly to production expansion projects in Africa and construction of our new manufacturing facility for our food ingredients business. Depreciation expense was approximately $35.4 million and $37.3 million, respectively, in each of fiscal years 2015 and 2014. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we undertake projects that increase spending beyond those limits when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $60 to $65 million in fiscal year 2016 on capital projects for maintenance of our facilities, completion of the new manufacturing facility for our food ingredients business, and other investments to grow and improve our tobacco business.
Outstanding Debt and Other Financing Arrangements
We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt decreased by $60.2 million to $211.3 million during the fiscal year ended March 31, 2015. The decrease primarily reflects higher cash balances, partially offset by higher debt levels. Net debt as a percentage of net capitalization was approximately 13% at March 31, 2015, down from 16% at March 31, 2014, and it remains lower than our target range for peak borrowings of 30% to 40% of net capitalization.
In December 2014, we entered into a new bank credit agreement that established a five-year committed revolving credit facility of $430 million, a funded $150 million five-year term loan, and a funded $220 million seven-year term loan. Both term loans require no amortization and may be prepaid without penalty prior to maturity. The new revolving credit facility replaced a $450 million revolving credit facility that would have matured in November 2016. We concurrently repaid $248.8 million outstanding on term loans under previous bank credit facilities and approximately $120 million in borrowings under the previous revolving credit facility. In addition, on December 1, 2014, we repaid at maturity our $100 million 6.25% medium-term note using cash on hand and revolver borrowings. The financial covenants under the new revolving credit facility are similar to those of the previous facility and require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. As of March 31, 2015, we had no borrowings under the revolving credit facility, and we were in compliance with all covenants of our debt agreements.
As of March 31, 2015, we, together with our consolidated affiliates, had approximately $388 million in uncommitted lines of credit, of which approximately $328 million were unused and available to support seasonal working capital needs. We also have an active, undenominated universal shelf registration filed with the SEC in November 2014, that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2016.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Upon repayment of outstanding term loans in December 2014, we terminated $74 million notional amount of swap agreements. The fair value of these swap agreements was a liability of approximately $0.6 million. In January 2015, we entered into interest rate swap agreements that convert the variable benchmark LIBOR rate on the new term loans entered into in December 2014 to a fixed rate. With the swap agreements in place, the effective interest rates on the $150 million five-year term loan and the $220 million seven-year term loan were 2.95% and 3.49%, respectively, as of March 31, 2015. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable-rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2015, the fair value of our open interest rate hedge swaps was a net liability of approximately $3 million .

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2015, the fair value of those open contracts was a net liability of approximately $0.3 million. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $5 million at March 31, 2015. For additional information, see Note 9 to the consolidated financial statements in Item 8.
Pension Funding
Funds supporting our ERISA-regulated U.S. defined benefit pension plan increased by $10 million during fiscal year 2015 to $204 million, as contributions and asset returns exceeded benefit payments. Following the changes to the plan benefit formula during fiscal year 2014, the accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were both approximately $230 million as of March 31, 2015. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 11 to the consolidated financial statements in Item 8. We expect to make contributions of about $12 million to our pension plans, including $5 million to our ERISA-regulated plan, during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Contractual Obligations
Our contractual obligations as of March 31, 2015, were as follows:

(in thousands of dollars)	Total	2016	2017-2018	2019-2020	After 2020
Notes payable and long-term debt (1)	$503,423	$72,912	$24,114	$173,012	$233,385
Operating lease obligations	40,529	10,826	13,975	7,738	7,990
Inventory purchase obligations:
Tobacco	891,667	555,488	336,179	—	—
Agricultural materials	42,017	42,017	—	—	—
Other purchase obligations	23,636	23,636	—	—	—
Total	$1,501,272	$704,879	$374,268	$180,750	$241,375

(1)
Includes interest payments. Interest payments on $429.9 million of variable rate debt were estimated based on rates as of March 31, 2015. The Company has entered interest rate swaps that effectively convert the interest payments on the $370.0 million outstanding balance of its two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. About 43% of our crop year contracts to purchase tobacco are with farmers in Brazil. We have partially funded our tobacco purchases in Brazil and in other regions with advances to farmers and other suppliers, which totaled approximately $115 million, net of allowances, at March 31, 2015. In addition, we have guaranteed bank loans to farmers in Brazil that relate to a portion of our tobacco purchase obligations there. At March 31, 2015, we were contingently liable under those guarantees for outstanding balances of approximately $17 million (including accrued interest), and we had recorded a liability of approximately $2 million for the fair value of those guarantees. As tobacco is purchased and the related bank loans are repaid, our contingent liability is reduced.

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
Inventories
Inventories of tobacco are valued at the lower of cost or market with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in market value based upon assumptions related to future demand and market conditions if the indicated market value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2015, 2014, and 2013 were $18.6 million, $7.6 million, and $1.5 million, respectively. The higher levels of inventory write-downs for fiscal years 2015 and 2014 generally reflect the effects of oversupply conditions in the global leaf tobacco markets.
Advances to Suppliers and Guarantees of Bank Loans to Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In Brazil, we also guarantee bank loans made to farmers for the same purposes. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year or satisfy the guarantee by acquiring the loan from the bank. In either situation, we will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers and the liability to accrue for our obligations under bank loan guarantees. At March 31, 2015, the gross balance of advances to suppliers totaled approximately $156 million, and the related valuation allowance totaled approximately $35 million. The fair value of the loan guarantees for farmers in Brazil was a liability of approximately $2 million at March 31, 2015.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2015, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $60 million, and the related valuation allowance totaled approximately $23 million.

Goodwill
We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), at March 31, 2015, we elected to base our initial assessment of potential impairment on qualitative factors. Those factors did not indicate any impairment of our recorded goodwill. Prior to fiscal year 2015, we followed the quantitative approach in ASC 350 in assessing the fair value of our goodwill, which involved the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). The calculations in these models were not based on observable market data from independent sources and therefore required significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge. Over 90% of our goodwill balance relates to our reporting unit in Brazil.
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Money market funds are valued based on net asset value (“NAV”), which is computed based on amortized cost (Level 2 of the fair value hierarchy). Interest rate swaps, and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). The fair value of the guarantees of bank loans to tobacco growers, which was approximately $2 million at March 31, 2015, is derived using an internally-developed discounted cash flow model. The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate. Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy. At March 31, 2015, a 1% increase in the expected loss percentage for all guaranteed farmer loans would not have had a material effect on the fair value of the guarantee obligation. In addition, a 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation. We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2015.
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
We have no undistributed earnings of consolidated foreign subsidiaries that are classified as permanently or indefinitely reinvested. We assume that all undistributed earnings of our foreign subsidiaries will be repatriated back to their parent entities in the United States where the funds are best placed to meet our cash flow requirements. In addition, we strive to mitigate economic, political, and currency risk by following a disciplined annual approach to the distribution of excess capital back to the U.S. Based on these assumptions, in our income tax expense for each reporting period we fully provide for all additional U.S. income taxes that are expected to be due on these distributions.
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
Pension and Other Postretirement Benefit Plans
The measurement of our pension and other postretirement benefit obligations and costs at the end of each fiscal year requires that we make various assumptions that are used by our actuaries in estimating the present value of projected future benefit payments to all plan participants. Those assumptions take into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions we use may have an effect on the amount and timing of future contributions to our plans. The plan trustee conducts an independent valuation of the fair value of pension plan assets. The significant assumptions used in the calculation of our pension and other postretirement benefit obligations are:

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

•
Retirement and mortality rates – Retirement rates are based on actual plan experience along with our near-term outlook. Early retirement assumptions are based on our actual experience. Mortality rates are based on standard industry group annuity mortality tables which are updated to reflect projected improvements in life expectancy.

•
Healthcare cost trend rates – For postretirement medical plan obligations and costs, we make assumptions on future inflationary increases in medical costs. These assumptions are based on our actual experience, along with third-party forecasts of long-term medical cost trends.

From one fiscal year to the next, the rates we use for each of the above assumptions may change based on market developments and other factors. The discount rate reflects prevailing market interest rates at the end of the fiscal year when the benefit obligations are actuarially measured and will increase or decrease based on market patterns. The expected long-term return on plan assets may change based on changes in investment strategy for plan assets or changes in indicated longer-term yields on specific classes of plan assets. Based on the high percentage of retired and inactive participants in our ERISA-regulated domestic defined benefit pension plan (approximately 75% of total participants), as well as the high funded status of the plan, the Pension Investment Committee adopted changes to the underlying plan assets during fiscal year 2015 to move toward a liability-driven investment strategy. We reduced our expected long-term return on assets assumption by 50 basis points at March 31, 2015 to reflect those changes. We also adopted updated mortality tables at March 31, 2015 based on recently-completed actuarial studies that reflect improvements in life expectancy. In addition to the changes in actuarial assumptions from year to year, actual plan experience affecting our benefit obligations, such as actual returns on plan assets and actual mortality experience, will differ from the assumptions used to measure the obligations. The effects of these changes and differences increase or decrease the obligation we record for our pension and other postretirement benefit plans, and they also create gains and losses that are accumulated and amortized over future periods, thus affecting the expense we recognize for these plans over those periods. These effects may be significant. For example, between fiscal year 2009 and fiscal year 2013, the discount rates used to measure the obligations for our domestic benefit plans declined by more than 3.50%, reflecting the significant decline in interest rates and bond yields in the U.S. market. Over this period, our related benefit obligation increased by more than $100 million (approximately 50%) and our annual expense increased by more than $4 million (more than 40%). The reduction in discount rates accounted for a large portion of the increase in the benefit obligation and annual expense. In fiscal year 2014, the discount rates used to determine the benefit obligations and related expense increased slightly, reversing a portion of the effects seen from fiscal years 2009 through 2013. However, our benefit obligations increased again in fiscal year 2015 due to a decrease in discount rates, along with the adoption of the updated mortality tables.

As of March 31, 2015, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2015 Projected Benefit Obligation Increase (Decrease)	Effect on 2016 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(29,654)	$(2,668)
1% decrease	36,171	3,189
Expected Long-Term Return on Plan Assets:
1% increase	—	(1,792)
1% decrease	—	1,791

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(3,813)	(173)
1% decrease	4,591	(1)
Healthcare Cost Trend Rate:
1% increase	1,300	69
1% decrease	(1,191)	(64)
A 1% increase or decrease in the salary scale assumption would not have a material effect on the projected benefit obligation or on annual expense for the Company's pension benefits. See Note 11 to the consolidated financial statements in Item 8 for additional information on pension and postretirement benefit plans.
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
Supply
Crops sold in fiscal year 2015 were larger than in the prior fiscal year in many of our key sourcing areas for flue-cured and burley tobacco. Flue-cured production outside of China was up approximately 10%, and burley production was up approximately 9%. The larger crops followed increases in crop sizes in fiscal year 2014 and contributed to an oversupply of tobacco in fiscal year 2015. Crop sizes for flue-cured, burley and oriental tobaccos available for export are expected to decrease in fiscal year 2016. However, we expect total production levels in fiscal year 2016 will continue to exceed demand.
Production
Worldwide flue-cured tobacco production outside of China increased by about 10% in fiscal year 2015 to 2.2 billion kilos. China is an extremely large market that is predominately domestic. Because very little of that tobacco is available outside of that country to trade, we generally exclude Chinese crops when we consider worldwide production. However, the current buildup of domestic stocks in China is quite significant, and may influence the global supply/demand balance due to efforts to reduce production and imports there. Burley crops increased by about 9% in fiscal year 2015. We estimate that at March 31, 2015, industry uncommitted flue-cured and burley inventories totaled about 131 million kilos, an increase of about 176% from March 31, 2014 levels.
We believe flue-cured production (excluding China) will decrease by about 9%, to about 2.0 billion kilos, in fiscal year 2016. Burley production is forecast to decrease by about 12%. We also believe that oriental tobacco as a whole has moved into a balanced position. We forecast that dark air-cured production will remain flat in fiscal year 2016.
Looking forward beyond 2016, we believe that global tobacco production will remain relatively stable to meet slightly declining total demand. South America, Asia, Africa, and North America will remain key sourcing regions for flue-cured and burley tobaccos. Over the last decade, Africa has experienced growth in flue-cured and burley tobacco production of almost 250 million kilos. We expect Africa to continue to be an important tobacco source and to lead tobacco production growth outside of China.
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
Demand
Over the last three decades, the percentage of the global population that smokes has fallen, but the number of smokers has increased due to global population growth. Industry data also shows that over the past ten years, total world consumption of cigarettes grew at the compound annual rate of 0.3%, including annual growth of about 3.0% in China. Outside China, consumption fell by about 1.4% during the ten-year period. However, there are indications that growth in world consumption of cigarettes may have peaked and that the rate of growth is slowing in some key areas, particularly China. We expect that near term global demand for leaf tobacco will decline slightly primarily due to declining cigarette consumption in developed markets partially offset by modest growth in consumption in emerging markets (Asia, the Middle East, and Africa), influenced by demographic trends such as population growth and increasing disposable income.
Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are used in American-blend cigarettes which are primarily smoked in Western Europe and the United States. English-blend cigarettes which use flue-cured tobacco are mainly smoked in Asia and other emerging markets. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of 2.2% for the ten years ended in 2014. As cigarette consumption declines in developed markets and increases in the emerging markets, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. To the extent that domestic leaf production in China does not meet requirements for Chinese cigarette brands, those styles of tobacco could be sourced from other origins where we have major market positions. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. Recent declines in some of our customers’ sales volumes in the U.S. and Western European markets, partially due to weak economic conditions, reduced demand for leaf tobacco in fiscal year 2015. Despite modest curbs in projected crop year 2015 leaf tobacco production, we currently expect oversupply conditions will continue into fiscal year 2016, as we believe that packed tobacco inventories and production levels need to come down further to match demand. We also sell dark tobacco which is used in cigars and other smokeless products. We expect demand for this category of tobacco to also decline slightly.
Regulation and Product Taxation
Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on the percentage of the population using tobacco products, particularly in the United States and Western Europe. Also, many foreign governments have taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated under the auspices of the WHO and offers guidelines for discouraging or controlling tobacco use. Countries that are parties to the FCTC may choose the level of implementation of the guidelines that is most suitable with their approach to tobacco control. In some cases, such restrictions are more onerous than those proposed or in effect in the United States. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption, as well as shifts to modified risk tobacco products brought about by existing or future governmental laws and regulations, could reduce demand for leaf tobacco and services and could have a material adverse effect on our results of operations.
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
Illicit Trade
Illicit trade is another factor which influences demand for leaf tobacco. Industry estimates of the illegal, unregulated black market for cigarettes are approximately 10% of global consumption, or one in every 10 cigarettes consumed. The European Commission estimates that illicit trade in cigarettes costs the European Union over €10 billion annually. We are supportive of industry efforts to eradicate illicit trade.
Alternative Tobacco Products
Many of the major tobacco product manufacturers have been developing next generation products. These include e-cigarettes, liquid vaporizers, and heat-not-burn products. E-cigarettes and liquid vaporizers use liquid nicotine, which is predominately derived from leaf tobacco, and heat-not-burn products use leaf tobacco. At this time it is unclear as to how these new products will affect demand for leaf tobacco. Our AmeriNic joint venture produces liquid nicotine for the vapor products industry. At this time, regulation of these products as well as consumer acceptance and their influence on smoking trends are unclear, and we continue to monitor industry developments. E-cigarettes and other vapor products are currently primarily consumed in the

United States and Western Europe, and it is unclear at this time what effect the consumption of vapor products will have on global demand for leaf tobacco.
Current Industry Dynamics
Leaf tobacco is sourced directly by product manufacturers, by global leaf suppliers such as ourselves, and by other smaller, mostly regional or local, leaf suppliers. We estimate that, of the flue-cured and burley tobacco grown outside of China, approximately one third is purchased directly by manufacturers, slightly over one third is handled by global leaf suppliers, and the remainder is sourced by the smaller regional or local suppliers. Although we operate in a mature industry, where demand for the end products is slightly declining, we continually look for ways to grow our business. We believe that there are several trends in the industry that could provide opportunities for us to increase our market share and to offer additional services to our customers.
Manufacturers naturally seek to mitigate raw materials cost increases, and they are placing increased emphasis on cost containment as they address declining demand. While this is not a new trend, it continues to offer opportunities to us as we bring supply chain efficiencies to the leaf markets. We believe that global leaf suppliers add efficiencies to the markets through economies of scale, as well as through the vital role played in finding buyers for all styles and qualities of leaf tobacco, which achieves overall cost reductions. To understand our business, it is important to note that tobacco is not a commodity product. Flavor and smoking characteristics of tobacco vary based on the type of tobacco and the region where the tobacco is grown. In addition, characteristics of tobacco leaves vary by their position on the stalk of the plant, which means that many different styles and grades of tobacco may be produced in a single tobacco crop. A particular manufacturer, in seeking tobacco for its proprietary blend, may only want and have use for certain leaves of a plant. The leaf tobacco supplier plays a vital role in the industry by finding buyers for all of the leaf grades and styles of tobacco produced in a farmer’s crop. This role helps to eliminate excess tobacco being produced, which improves leaf utilization.
In addition to leaf utilization, we bring operational efficiencies to the industry, which in turn help reduce costs. These efficiencies include economical utilization of processing capacity in our facilities, an established and scalable global network of agronomists and technicians helping maintain a stable, productive, and sustainable farmer base, and agronomic and production improvements to optimize leaf yields and qualities. In addition, we are able to offer manufacturers a complete range of services from the field to the delivery of the packed product that benefit from our efficiencies. These services include such things as buying station optimization, processing to specific customer specifications or needs, storage of green or packed leaf tobacco, and logistical services. We have seen an increase in the level of supply chain services, which include direct purchasing, that we provide our customers, notably in the United States, Mexico, Brazil, and the Dominican Republic. We believe these moves acknowledge the efficiencies and services that global leaf suppliers bring to the entire supply chain.
Several major manufacturers have also indicated to us their interest in reducing sourcing complexity. We believe that these moves are another way for the industry to increase leaf sourcing efficiency and to reduce costs. We maintain a strong presence in all of the major tobacco sourcing areas and believe that any growth in these areas would favor global leaf suppliers such as ourselves. In the future, we expect that increased regulations requiring stringent monitoring and testing of leaf chemistry and compliant sourcing documentation could place greater emphasis on major sourcing areas.
As we have said for a number of years, the production of compliant leaf for the tobacco industry continues to grow in importance. To be considered compliant, leaf tobacco must be grown utilizing Good Agricultural Practices. We have long invested significant resources in the programs and infrastructure needed to work with growers to produce compliant leaf and continue to enhance our ability to monitor and demonstrate this compliance for customers. Our Good Agricultural Practices programs educate farmers in such matters as the reduction of non-tobacco related materials, product traceability, environmental sustainability, and social responsibility. We believe that compliant leaf will continue to be important to our customers and should favor global suppliers who are able to deliver this product.
We also believe that a key factor in our ability to perform successfully in this industry is our ability to provide customers with the quality of leaf and the level of service they desire on a global basis at competitive prices, while maintaining a stability of supply. As the leading global leaf tobacco supplier, we add significant value to the supply chain, providing expertise in dealing with large numbers of farmers, efficiently selling various qualities of leaf produced in each crop to a broad global customer base, and delivering products that meet stringent quality and regulatory specifications. We also help stabilize the tobacco markets and influence crop development at the farm level. Our key objective is to continually adapt our business model to meet our customers' evolving needs while continuing to provide stability of supply and the quality that distinguishes our products and services. In addition, we monitor new product developments in the industry to identify areas where we can provide additional value to our customers.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rates
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans, which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $60 million at March 31, 2015. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.6 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2015 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $36 million and increased annual pension expense by $3 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $30 million and reduced annual pension expense by $3 million.
Currency
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $28.8 million in net remeasurement losses in fiscal year 2015, compared to $14.3 million in net remeasurement losses in fiscal year 2014, and $10.6 million in net remeasurement gains in fiscal year 2013. We recognized $17.7 million in net foreign currency transaction gains in fiscal year 2015, compared to net transaction losses of $6.0 million in fiscal year 2014, and net transaction losses of $1.0 million in fiscal year 2013. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 9 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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

Item 8.   Financial Statements and Supplementary Data

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2015	2014	2013
Sales and other operating revenues	$2,271,801	$2,542,115	$2,461,699

Costs and expenses
Cost of goods sold	1,861,527	2,108,824	1,999,282
Selling, general and administrative expenses	250,186	262,013	235,295
Other income	(12,676)	(81,619)	—
Restructuring costs	4,890	6,746	4,113

Operating income	167,874	246,151	223,009
Equity in pretax earnings of unconsolidated affiliates	7,137	3,897	5,635
Interest income	576	949	654
Interest expense	17,120	20,307	22,013

Income before income taxes	158,467	230,690	207,285
Income taxes	38,006	75,535	66,366

Net income	120,461	155,155	140,919
Less: net income attributable to noncontrolling interests in subsidiaries	(5,853)	(6,146)	(8,169)
Net income attributable to Universal Corporation	114,608	149,009	132,750

Dividends on Universal Corporation convertible perpetual preferred stock	(14,824)	(14,850)	(14,850)
Cost in excess of carrying value on repurchase of convertible perpetual preferred stock	(36)	—	—

Earnings available to Universal Corporation common shareholders	$99,748	$134,159	$117,900

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$4.33	$5.77	$5.05
Diluted	$4.06	$5.25	$4.66

Weighted average common shares outstanding:
Basic	23,035,920	23,238.978	23,354.793
Diluted	28,221,264	28,392,033	28,478,058
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2015	2014	2013
Net income	$120,461	$155,155	$140,919
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(22,625)	6,480	(3,370)
Foreign currency hedge, net of income taxes	(2,603)	1,624	87
Interest rate hedge, net of income taxes	(1,374)	483	(364)
Pension and other postretirement benefit plans, net of income taxes	(14,023)	32,022	8,803
Total other comprehensive income (loss), net of income taxes	(40,625)	40,609	5,156
Total comprehensive income	79,836	195,764	146,075
Less: comprehensive income attributable to noncontrolling interests	(5,890)	(5,547)	(8,504)
Comprehensive income attributable to Universal Corporation	$73,946	$190,217	$137,571
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$248,783	$163,532
Accounts receivable, net	434,362	468,015
Advances to suppliers, net	114,883	134,621
Accounts receivable—unconsolidated affiliates	1,907	7,375
Inventories—at lower of cost or market:
Tobacco	636,488	639,812
Other	62,195	67,219
Prepaid income taxes	17,811	27,866
Deferred income taxes	36,611	22,052
Other current assets	81,570	142,755
Total current assets	1,634,610	1,673,247

Property, plant and equipment
Land	16,790	17,275
Buildings	238,372	239,913
Machinery and equipment	576,010	562,597
	831,172	819,785
Less accumulated depreciation	(525,783)	(523,239)
	305,389	296,546
Other assets
Goodwill and other intangibles	99,146	99,453
Investments in unconsolidated affiliates	76,512	95,305
Deferred income taxes	6,301	14,562
Other noncurrent assets	76,515	91,794
	258,474	301,114

Total assets	$2,198,473	$2,270,907

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2015	2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$59,862	$62,905
Accounts payable and accrued expenses	140,112	212,422
Accounts payable—unconsolidated affiliates	3,281	65
Customer advances and deposits	30,183	15,869
Accrued compensation	28,232	31,772
Income taxes payable	9,243	15,694
Current portion of long-term obligations	—	116,250
Total current liabilities	270,913	454,977

Long-term obligations	370,000	240,000
Pensions and other postretirement benefits	97,048	85,081
Other long-term liabilities	36,790	34,457
Deferred income taxes	26,628	45,500
Total liabilities	801,379	860,015

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 218,490 shares issued and outstanding (219,999 at March 31, 2014)	211,562	213,023
Common stock, no par value, 100,000,000 shares authorized, 22,593,266 shares issued and outstanding (23,216,312 at March 31, 2014)	206,002	206,446
Retained earnings	1,020,155	993,093
Accumulated other comprehensive loss	(74,994)	(34,332)
Total Universal Corporation shareholders' equity	1,362,725	1,378,230
Noncontrolling interests in subsidiaries	34,369	32,662
Total shareholders' equity	1,397,094	1,410,892

Total liabilities and shareholders' equity	$2,198,473	$2,270,907
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$120,461	$155,155	$140,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,394	37,257	43,408
Amortization	1,930	1,642	1,708
Provision for losses on advances and guaranteed loans to suppliers	3,734	6,705	1,623
Inventory write-downs	18,612	7,654	1,523
Stock-based compensation expense	6,230	6,278	6,171
Foreign currency remeasurement loss (gain), net	28,836	14,322	(10,579)
Deferred income taxes	(13,662)	(2,176)	11,794
Equity in net income of unconsolidated affiliates, net of dividends	(1,075)	3,420	(4,966)
Gain on favorable outcome of excise tax case in Brazil	(12,676)	(81,619)	—
Restructuring costs	4,890	6,746	4,113
Other, net	(9,272)	2,251	(1,174)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	49,414	(89,536)	(5,433)
Inventories and other assets	37,751	(47,492)	6,578
Income taxes	4,790	11,391	18,111
Accounts payable and other accrued liabilities	(63,257)	(27,345)	11,167
Customer advances and deposits	14,397	(8,156)	9,503
Net cash provided (used) by operating activities	226,497	(3,503)	234,466

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(58,385)	(45,849)	(30,783)
Proceeds from sale of property, plant and equipment	4,522	2,746	3,534
Other, net	(141)	1,033	1,004
Net cash used by investing activities	(54,004)	(42,070)	(26,245)

Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	2,618	(43,727)	(18,374)
Issuance of long-term obligations	370,000	175,000	—
Repayment of long-term obligations	(356,250)	(211,250)	(16,250)
Dividends paid to noncontrolling interests	(4,183)	(1,971)	(1,957)
Issuance of common stock	187	457	3,949
Repurchase of convertible perpetual preferred stock	(1,497)	—	—
Repurchase of common stock	(31,227)	(14,145)	(8,481)
Dividends paid on convertible perpetual preferred stock	(14,824)	(14,850)	(14,850)
Dividends paid on common stock	(47,337)	(46,721)	(45,996)
Debt issuance costs and other	(3,621)	(875)	—
Net cash used by financing activities	(86,134)	(158,082)	(101,959)

Effect of exchange rate changes on cash	(1,108)	(677)	(97)
Net increase (decrease) in cash and cash equivalents	85,251	(204,332)	106,165
Cash and cash equivalents at beginning of year	163,532	367,864	261,699
Cash and Cash Equivalents at End of Year	$248,783	$163,532	$367,864

Supplemental information—cash paid for:
Interest	$19,184	$25,116	$22,027
Income taxes, net of refunds	$46,044	$65,511	$35,913
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2015
Balance at beginning of year	$213,023	$206,446	$993,093	$(34,332)	$32,662	$1,410,892
Changes in preferred and common stock
Repurchase of Series B 6.75% convertible perpetual preferred stock	(1,461)	—	—	—	—	(1,461)
Issuance of common stock	—	187	—	—	—	187
Repurchase of common stock	—	(6,439)	—	—	—	(6,439)
Accrual of stock-based compensation	—	6,230	—	—	—	6,230
Withholding of shares from stock-based compensation for grantee income taxes	—	(1,076)	—	—	—	(1,076)
Dividend equivalents on RSUs	—	654	—	—	—	654
Changes in retained earnings
Net income	—	—	114,608	—	5,853	120,461
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,824)	—	—	(14,824)
Common stock ($2.06 per share)	—	—	(47,244)	—	—	(47,244)
Repurchase of Series B 6.75% convertible perpetual preferred stock			(36)			(36)
Repurchase of common stock	—	—	(24,788)	—	—	(24,788)
Dividend equivalents on RSUs	—	—	(654)	—	—	(654)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	(22,662)	37	(22,625)
Foreign currency hedge, net of income taxes	—	—	—	(2,603)	—	(2,603)
Interest rate hedge, net of income taxes	—	—	—	(1,374)	—	(1,374)
Pension and other postretirement benefit plans, net of income taxes	—	—	—	(14,023)	—	(14,023)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(4,183)	(4,183)
Balance at end of year	$211,562	$206,002	$1,020,155	$(74,994)	$34,369	$1,397,094

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2014
Balance at beginning of year	$213,023	$202,579	$918,509	$(75,540)	$29,086	$1,287,657
Changes in preferred and common stock
Issuance of common stock	—	457	—	—	—	457
Repurchase of common stock	—	(2,049)	—	—	—	(2,049)
Accrual of stock-based compensation	—	6,278	—	—	—	6,278
Withholding of shares from stock-based compensation for grantee income taxes	—	(1,410)	—	—	—	(1,410)
Dividend equivalents on RSUs	—	591	—	—	—	591
Changes in retained earnings
Net income	—	—	149,009	—	6,146	155,155
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($2.02 per share)	—	—	(46,888)	—	—	(46,888)
Repurchase of common stock	—	—	(12,096)	—	—	(12,096)
Dividend equivalents on RSUs	—	—	(591)	—	—	(591)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	7,079	(599)	6,480
Foreign currency hedge, net of income taxes	—	—	—	1,624	—	1,624
Interest rate hedge, net of income taxes	—	—	—	483	—	483
Pension and other postretirement benefit plans, net of income taxes	—	—	—	32,022	—	32,022
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(1,971)	(1,971)
Balance at end of year	$213,023	$206,446	$993,093	$(34,332)	$32,662	$1,410,892

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2013
Balance at beginning of year	$213,023	$196,135	$854,654	$(80,361)	$22,539	$1,205,990
Changes in preferred and common stock
Issuance of common stock	—	3,949	—	—	—	3,949
Repurchase of common stock	—	(1,432)	—	—	—	(1,432)
Accrual of stock-based compensation	—	6,171	—	—	—	6,171
Withholding of shares from stock-based compensation for grantee income taxes	—	(2,819)	—	—	—	(2,819)
Dividend equivalents on RSUs	—	575	—	—	—	575
Changes in retained earnings
Net income	—	—	132,750	—	8,169	140,919
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($1.98 per share)	—	—	(46,272)	—	—	(46,272)
Repurchase of common stock	—	—	(7,198)	—	—	(7,198)
Dividend equivalents on RSUs	—	—	(575)	—	—	(575)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	(3,705)	335	(3,370)
Foreign currency hedge, net of income taxes	—	—	—	87	—	87
Interest rate hedge, net of income taxes	—	—	—	(364)	—	(364)
Pension and other postretirement benefit plans, net of income taxes	—	—	—	8,803	—	8,803
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(1,957)	(1,957)
Balance at end of year	$213,023	$202,579	$918,509	$(75,540)	$29,086	$1,287,657

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2015	2014	2013
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	219,999	219,999	219,999
Issuance of convertible perpetual preferred stock	—	—	—
Repurchase of convertible perpetual preferred stock	(1,509)	—	—
Balance at end of year	218,490	219,999	219,999

Common Shares Outstanding:
Balance at beginning of year	23,216,312	23,343,973	23,257,175
Issuance of common stock	96,947	110,825	256,230
Repurchase of common stock	(719,993)	(238,486)	(169,432)
Balance at end of year	22,593,266	23,216,312	23,343,973
See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)
NOTE 1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the leading global leaf tobacco supplier. The Company conducts business in over 30 countries, primarily in major tobacco-producing regions of the world.
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received dividends totaling $5.2 million in fiscal year 2015, $6.5 million in fiscal year 2014, and $0.1 million in fiscal year 2013, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends to the extent they represent a distribution of retained earnings.
The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading processor and leaf merchant of oriental tobaccos with operations located principally in Europe, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. As discussed further below, the Company reviews the carrying value of its investments in unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary. At March 31, 2015, the Company determined that no such factors existed with respect to the investment in Socotab. The Company, together with Socotab management, regularly evaluates the outlook for the business, and an impairment charge could be recorded in a future period if it is determined that the fair value of the investment is less than the carrying value and the decline in value is not temporary.
In fiscal year 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. Since that time, the investment has been accounted for using the cost method, as required under the accounting guidance. The investment in the Zimbabwe operations was zero at March 31, 2015 and 2014. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. During fiscal years 2015, 2014, and 2013, there were no changes in the Company’s ownership percentage in any of these subsidiaries.

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
In its consolidated statements of income, the Company reports its proportional share of earnings of unconsolidated affiliates accounted for on the equity method based on the pretax earnings of those affiliates, as permitted under the applicable accounting guidance. All applicable foreign and U.S. income taxes are provided on these earnings and reported as a component of consolidated income tax expense. For unconsolidated affiliates located in foreign jurisdictions, repatriation of the Company’s share of the earnings through dividends is assumed in determining consolidated income tax expense.
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2015, 2014, and 2013

	Fiscal Year Ended March 31,
	2015	2014	2013
Equity in pretax earnings reported in the consolidated statements of income	$7,137	$3,897	$5,635
Less: Equity in income taxes	(834)	(809)	(547)
Equity in net income	6,303	3,088	5,088
Less: Dividends received on investments (1)	(5,228)	(6,508)	(122)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$1,075	$(3,420)	$4,966

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
Calculations of earnings per share for the fiscal years ended March 31, 2015, 2014, and 2013, are provided in Note 4.
Cash and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances to Suppliers
In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled approximately $156 million at March 31, 2015 and $190 million at March 31, 2014. The related valuation allowances totaled $35 million at March 31, 2015, and $46 million at March 31, 2014, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $3.7 million in fiscal year 2015, $5.5 million in fiscal year 2014, and $1.6 million in fiscal year 2013. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on which interest accrual had been discontinued totaled approximately $15 million at March 31, 2015, and $23 million at March 31, 2014.
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
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2015 and 2014, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $60 million and $66 million, respectively, and the related valuation allowances totaled approximately $23 million and $30 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Property, Plant and Equipment
Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 10 years. Where applicable and material in amount, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2015, 2014, or 2013.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles
Goodwill and other intangibles principally consist of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value. Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base their initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2015. Those factors did not indicate any potential impairment of the Company's recorded goodwill. Prior to fiscal year 2015, the Company followed the quantitative approach in ASC 350, which primarily involved the use of discounted cash flow models (Level 3 of the fair value hierarchy in the accounting guidance). The calculations in these models were normally not based on observable market data from independent sources and therefore required significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate.
Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil. Significant adverse changes in the operations or estimated future cash flows for a reporting unit with recorded goodwill could result in an impairment charge. No charges for goodwill impairment were recorded in fiscal years 2015, 2014, or 2013.
Impairment of Long-Lived Assets
    The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance. In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance). No significant charges for impairment of long-lived assets were recorded during fiscal years 2015, 2014, or 2013.
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
Fair Values of Financial Instruments
The fair values of the Company’s long-term obligations, disclosed in Note 7, approximate their carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2015. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available and discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term obligations are determined separately and recorded in other long-term liabilities. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
Derivative Financial Instruments
The Company recognizes all derivatives on the balance sheet at fair value. Interest rate swaps and forward foreign currency exchange contracts are used from time to time to manage interest rate risk and foreign currency risk. The Company enters into such contracts only with counterparties of good standing. The credit exposure related to non-performance by the counterparties and the Company is considered in determining the fair values of the derivatives, and the effect has not been material to the financial statements or operations of the Company. Additional disclosures related to the Company’s derivatives and hedging activities are provided in Note 9.
Translation and Remeasurement of Foreign Currencies
The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income or loss.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expense. The Company recognized net remeasurement losses of $28.8 million in fiscal year 2015, net remeasurement losses of $14.3 million in fiscal year 2014, and net remeasurement gains of $10.6 million in fiscal year 2013.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction gains of $17.7 million in fiscal year 2015, net transaction losses of $6.0 million in fiscal year 2014, and net transaction losses of $1.0 million in fiscal year 2013.
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
While most of the Company’s revenue consists of tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers. These arrangements usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2015. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then transported to customer-designated storage facilities. The revenue for these services is recognized when processing is completed, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
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
Accounting Pronouncements
Effective April 1, 2013, Universal adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” ("ASU 2013-02"). The guidance in ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not reclassified in their entirety to net income in the same reporting period, companies are required to cross-reference other disclosures that provide additional detail about those amounts. Since the guidance requires additional disclosures only, it did not have any impact on the Company's results of operations, cash flows, or financial position. The required disclosures are provided in Note 16.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes substantially all of the current revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”).  ASU 2014-09 was developed under a joint project with the International Accounting Standards Board (“IASB”) to improve and converge the existing revenue recognition accounting guidance in U.S. GAAP and International Accounting Standards.  Under ASU 2014-09, the central underlying principle is to recognize revenues when promised goods or services are transferred to customers at an amount determined by the consideration a company expects to receive for those goods or services.  The guidance outlines a five-step process for determining the amount and timing of revenue to be recognized from those arrangements.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is more principles-based than the existing guidance under U.S. GAAP, and therefore is expected to require more management judgment and involve more estimates than the current guidance.  ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including all interim periods within the year of adoption.  However, the FASB has recently proposed a one-year deferral of the effective date.  Companies are allowed to select between two transition methods:  (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.  Assuming the proposed one-year deferral of the effective date is issued by the FASB as expected, Universal would expect to adopt ASU 2014-09 effective April 1, 2018, which is the beginning of the fiscal year ending March 31, 2019.  The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and has not made any decision on the method of adoption.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
NOTE 2. RESTRUCTURING COSTS
During the three fiscal years ended March 31, 2015, Universal recorded restructuring costs related to various initiatives to adjust certain operations and reduce costs. For all three fiscal years, the restructuring costs incurred primarily related to operations that are part of the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations.
Fiscal Year Ended March 31, 2015
During fiscal year 2015, the Company recorded restructuring costs totaling $4.9 million, primarily related to downsizing certain functions at its operations in Brazil and a decision to suspend its operations in Argentina effective December 31, 2014. The decision to discontinue the Argentina operations involved costs for employee termination benefits, as well as costs to exit the Company's business arrangements with a supplier. The remaining restructuring costs primarily related to other downsizing efforts at several locations around the Company.
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
A summary of the restructuring costs incurred during the fiscal years ended March 31, 2015, 2014, and 2013, is as follows:

	Fiscal Years Ended March 31,
	2015	2014	2013
Employee termination benefits	$4,354	$3,743	$4,113
Other restructuring costs	536	3,003	—
Total restructuring costs incurred	$4,890	$6,746	$4,113

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2013 through 2015 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2012	$1,271	$291	$1,562
Fiscal Year 2013 Activity:
Costs charged to expense	4,113	—	4,113
Payments	(5,002)	(291)	(5,293)
Balance at March 31, 2013	382	—	382
Fiscal Year 2014 Activity:
Costs charged to expense	3,743	3,003	6,746
Payments	(2,099)	(2,843)	(4,942)
Balance at March 31, 2014	2,026	160	2,186
Fiscal Year 2015 Activity:
Costs charged to expense	4,354	536	4,890
Payments	(5,684)	(498)	(6,182)
Balance at March 31, 2015	$696	$198	$894
The majority of the restructuring liability at March 31, 2015 will be paid in the early part of fiscal year 2016. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring costs in future periods as business changes occur and additional cost savings initiatives are implemented.

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
Other Legal and Tax Matters
    In addition to the above-mentioned matter, various subsidiaries of the Company are involved in other litigation and tax examinations incidental to their business activities, including the assessments disclosed in Note 14 related to inter-state value added taxes in Brazil.  While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the matters and does not currently expect that any of them will have a material adverse effect on the Company’s business or financial position.  However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2015	2014	2013
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$114,608	$149,009	$132,750
Less: Dividends on convertible perpetual preferred stock	(14,824)	(14,850)	(14,850)
Less: Cost in excess of carrying value on repurchases of convertible perpetual preferred stock	(36)	—	—
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	99,748	134,159	117,900

Denominator for basic earnings per share
Weighted average shares outstanding	23,035,920	23,238,978	23,354,793

Basic earnings per share	$4.33	$5.77	$5.05

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$99,748	$134,159	$117,900
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	14,824	14,850	14,850
Add: Cost in excess of carrying value on repurchases of convertible perpetual preferred stock	36	—	—
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	114,608	149,009	132,750

Denominator for diluted earnings per share
Weighted average shares outstanding	23,035,920	23,238,978	23,354,793
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,843,309	4,821,557	4,796,813
Employee share-based awards	342,035	331,498	326,452
Denominator for diluted earnings per share	28,221,264	28,392,033	28,478,058

Diluted earnings per share	$4.06	$5.25	$4.66
For the fiscal years ended March 31, 2015, 2014, and 2013, the Company had the following potentially dilutive securities (stock appreciation rights) outstanding that were not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Fiscal Year Ended March 31,
	2015	2014	2013
Potentially dilutive securities	156,200	169,000	169,000
Weighted-average exercise price	$61.83	$62.66	$62.66

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Income Tax Expense
Income taxes for the fiscal years ended March 31, 2015, 2014, and 2013 consisted of the following:

	Fiscal Year Ended March 31,
	2015	2014	2013
Current
United States	$4,126	$1,433	$(3,465)
State and local	657	507	682
Foreign	46,885	75,770	57,355
	51,668	77,710	54,572
Deferred
United States	3,352	1,686	1,746
State and local	159	275	279
Foreign	(17,173)	(4,136)	9,769
	(13,662)	(2,175)	11,794
Total	$38,006	$75,535	$66,366
Foreign taxes include U.S. tax expense on earnings of foreign subsidiaries. The Company has no undistributed earnings of consolidated foreign subsidiaries that are classified as permanently reinvested.
Consolidated Effective Income Tax Rate
A reconciliation of the statutory U.S. federal rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3	0.2	0.3
Dividends received from deconsolidated operations	(1.3)	(0.9)	(1.5)
Effect of exchange rate changes on deferred income taxes	(4.9)	(1.0)	(1.0)
Tax benefit arising from payment of a portion of the European Commission fine by a subsidiary	(5.0)	—	—
Other, including changes in liabilities recorded for uncertain tax positions	(0.1)	(0.6)	(0.8)
Effective income tax rate	24.0%	32.7%	32.0%
During the first quarter of fiscal year 2015, the Company recorded a consolidated income tax benefit of $8 million arising from the ability of its subsidiary, Deltafina S.p.A., to pay a significant portion of the European Commission fine and related interest charges in Italy that were settled during that quarter following the unsuccessful appeal of the case involving anti-competitive activities in the Italian tobacco market (see Note 3). Deltafina and Universal Corporation were jointly liable for the amounts imposed by the European Commission. The Company’s initial accrual of the fine and interest in September 2011 assumed that the entire obligation would be paid by Universal Corporation due to uncertainty with respect to Deltafina’s financial capacity to bear any significant portion of the cost upon the eventual settlement and to uncertainty as to when the payment would be made. Deltafina ultimately was able to assume responsibility for approximately $30 million of the total $53 million obligation for the fine and interest when those amounts were paid. Although the portion of the fine paid by Deltafina is not deductible for income tax purposes in Italy, it reduced the subsidiary’s cumulative undistributed earnings and the associated consolidated tax liability, resulting in the $8 million

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit in the Company's consolidated income tax provision. This discrete item reduced the effective income tax rate for fiscal year 2015 by 5.0%.
Components of Income Before Income Taxes and Other Items
The U.S. and foreign components of income before income taxes and other items were as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
United States	$27,181	$9,156	$(4,161)
Foreign	131,286	221,534	211,446
Total	$158,467	$230,690	$207,285
Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2015	2014
Liabilities
Foreign withholding taxes	$34,339	$30,147
Undistributed earnings	14,510	23,865
Goodwill	30,851	30,851
All other	8,922	12,471
Total deferred tax liabilities	$88,622	$97,334

Assets
Employee benefit plans	$50,977	$40,816
Reserves and accruals	14,039	32,248
Deferred income	5,387	4,013
Currency translation losses of foreign subsidiaries	12,167	—
Local currency exchange losses of foreign subsidiaries	10,674	207
All other	9,607	8,612
Total deferred tax assets	102,851	85,896
Valuation allowance	(629)	(1,252)
Net deferred tax assets	$102,222	$84,644
At March 31, 2015, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations, other comprehensive income, and direct adjustments to shareholders' equity was as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Continuing operations	$38,006	$75,535	$66,366
Other comprehensive income	(21,900)	22,190	2,600
Direct adjustments to shareholders' equity	(932)	(972)	(1,052)
Total	$15,174	$96,753	$67,914
Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended March 31, 2015, 2014 and 2013, is as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Liability for uncertain tax positions, beginning of year	$3,809	$5,385	$7,913
Additions:
Related to tax positions for the current year	272	194	191
Related to tax positions for prior years	—	168	—
Reductions:
Due to settlements with tax jurisdictions	—	—	(66)
Due to lapses of statutes of limitations	(478)	(1,776)	(2,339)
Related to tax positions for prior years	(143)	—	—
Effect of currency rate movement	(566)	(162)	(314)
Liability for uncertain tax positions, end of year	$2,894	$3,809	$5,385
Of the total liability for uncertain tax positions at March 31, 2015, approximately $2.2 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.2 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2016. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.
The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. Amounts accrued or reversed for interest and penalties were not material for any of the fiscal years 2013 through 2015, and liabilities recorded for interest and penalties at March 31, 2015 and 2014 also were not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2015, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended 2012. Open tax years in state and foreign jurisdictions generally range from 3 to 6 years.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.   CREDIT FACILITIES
Bank Credit Agreements
In December 2014, the Company entered into a new senior unsecured bank credit agreement that replaced its previous short-term and long-term borrowing facilities, consolidating and extending the maturities of those facilities. The new bank credit agreement established a $430 million five-year revolving credit facility, along with a $150 million five-year term loan and a $220 million seven-year term loan. Borrowings under the revolving credit facility bear interest at a variable rate based on either (1) LIBOR plus a margin that is based on the Company's credit measures or (2) the higher of the federal funds rate plus 0.5%, prime rate, or one-month LIBOR plus 1.0%, each plus a margin. In addition to interest, the Company pays a facility fee on the revolving credit facility. No amounts were outstanding under the revolving credit facility at March 31, 2015. The new credit agreement provides for an expansion of the facility under certain conditions to allow additional borrowings of up to $100 million. Additional information related to the term loans is provided in Note 7. The credit agreement includes financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2015.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2015 and 2014, approximately $60 million and $63 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2015 and 2014, were approximately 2.7% and 3.5%, respectively. At March 31, 2015, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $328 million.
NOTE 7.   LONG-TERM OBLIGATIONS
The Company's long-term obligations at March 31, 2015 and 2014 consisted of the following:

	March 31,
	2015	2014
Senior bank term loans	$370,000	$175,000
Amortizing senior bank term loan	—	81,250
Medium-term notes	—	100,000
Total outstanding	370,000	356,250
Less: current portion	—	(116,250)
Long-term obligations	$370,000	$240,000
As discussed in Note 6, the Company entered into a new bank credit agreement in December 2014 that established a $150 million five-year term loan and a $220 million seven-year term loan. Both term loans were fully funded at closing, and the Company concurrently repaid approximately $250 million aggregate principal amount on term loans outstanding under two previous bank credit facilities and reduced its revolving credit borrowings by approximately $120 million. The term loans require no amortization and are prepayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at variable rates plus a margin based on the Company's credit measures. However, immediately following closing on the term loans, the Company entered into receive-floating / pay-fixed interest rate swap agreements that convert the variable benchmark rate on both loans to a fixed rate over their full terms to maturity. With the swap agreements in place, the effective interest rate on the $150 million five-year loan and the $220 million seven-year loan were 2.94% and 3.48%, respectively, at March 31, 2015. Those effective rates will change only if a change in the Company's credit measures results in adjustments to the applicable credit spreads specified in the underlying loan agreement. The $150 million five-year term loan matures in fiscal year 2020, and the $220 million seven-year term loan matures in fiscal year 2022.
As noted above, prior to entering into the new bank credit agreement, the Company had an amortizing term loan and a non-amortizing term loan outstanding under two previous bank credit agreements, as well as $100 million in outstanding medium-term public notes. The medium-term notes were repaid at maturity in December 2014, and the term loans were repaid upon funding of the two new term loans, also in December 2014. The Company terminated its $74 million notional amount receive-floating / pay-fixed interest rate swap agreements on the amortizing term loan upon repayment and paid the $0.6 million fair value of those swaps to the counterparties. The swap termination cost was recorded in interest expense.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2014, the Company filed an undenominated universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.
Disclosures about the fair value of long-term obligations are provided in Note 10.
NOTE 8. LEASES
The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $15.8 million in fiscal year 2015, $18.2 million in fiscal year 2014, and $19.3 million in fiscal year 2013. Future minimum payments under non-cancelable operating leases total $10.8 million in 2016, $7.8 million in 2017, $6.2 million in 2018, $4.3 million in 2019, $3.4 million in 2020, and $8.0 million after 2020.
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
Cash Flow Hedging Strategy for Interest Rate Risk
In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2014 (see Note 7). Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2015, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges on an amortizing bank term loan that was repaid concurrent with closing on the new bank credit facility. Those swap agreements, which had an aggregate notional amount of approximately $74 million reflecting the principal balance outstanding on the loan, were terminated upon repayment of the debt. The fair value of the swap agreements, approximately $0.6 million, was paid to the counterparties upon termination and charged to expense.
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during fiscal years 2015, 2014, and 2013 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2015	2014	2013
Tobacco purchases	$105.6	$126.1	$158.9
Processing costs	22.9	26.8	34.3
Total	$128.5	$152.9	$193.2

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at March 31, 2015, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2016. At March 31, 2015, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. Purchases of the 2015 crop are expected to be completed by August 2015, and all forward contracts to hedge those purchases will mature and be settled by that time.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at March 31, 2015 and 2014, were approximately $80.4 million and $65.9 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2015, 2014, and 2013.

	Fiscal Year Ended March 31,
	2015	2014	2013
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(4,044)	$(142)	$(1,470)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,929)	$(886)	$(910)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$1,410	$(1,635)	$(8,709)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$3,099	$(3,844)	$(8,741)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$257	$(1,839)	$(1,325)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$13,178	$(6,609)	$(3,115)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $0.3 million remained in accumulated other comprehensive loss at March 31, 2015. That balance reflects net losses on contracts related to the 2015 crop. No hedged purchases of 2015 crop tobaccos had been completed and no hedge gain or loss had been reclassified to earnings at March 31, 2015. The majority of the balance in the accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2016 as the 2015 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2015 and 2014:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2015	2014		2015	2014
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	Other long-term liabilities	$3,050	$936

Forward foreign currency exchange contracts	Other current assets	106	1,731	Accounts payable and accrued expenses	396	13
Total		$106	$1,731		$3,446	$949

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$5,148	$343	Accounts payable and accrued expenses	$183	$3,960
Total		$5,148	$343		$183	$3,960
Substantially all of the Company's forward foreign exchange contracts are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.
NOTE 10.   FAIR VALUE MEASUREMENTS
Universal measures certain financial and nonfinancial assets and liabilities at fair value based on applicable accounting guidance. The financial assets and liabilities measured at fair value include money market funds, trading securities associated with deferred compensation plans, interest rate swap agreements, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. The application of the fair value guidance to nonfinancial assets and liabilities primarily includes the determination of fair value for goodwill and long-lived assets when indicators of potential impairment are present.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2015 and 2014, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$86,552	$—	$86,552
Trading securities associated with deferred compensation plans	20,692	—	—	20,692
Forward foreign currency exchange contracts	—	5,254	—	5,254
Total financial assets measured and reported at fair value	$20,692	$91,806	$—	$112,498

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,695	$1,695
Interest rate swap agreements	—	3,050	—	3,050
Forward foreign currency exchange contracts	—	579	—	579
Total financial liabilities measured and reported at fair value	$—	$3,629	$1,695	$5,324

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$1,527	$—	$1,527
Trading securities associated with deferred compensation plans	19,754	—	—	19,754
Forward foreign currency exchange contracts	—	2,074	—	2,074
Total financial assets measured and reported at fair value	$19,754	$3,601	$—	$23,355

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$2,270	$2,270
Interest rate swap agreements	—	936	—	936
Forward foreign currency exchange contracts	—	3,973	—	3,973
Total financial liabilities measured and reported at fair value	$—	$4,909	$2,270	$7,179
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
A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal years ended March 31, 2015 and 2014 is provided below.

	Fiscal Year Ended March 31,
	2015	2014
Balance at beginning of year	$2,270	$4,235
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	(2,392)	(7,463)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	2,320	5,566
Change in discount rate and estimated collection period	130	130
Currency remeasurement	(654)	(198)
Balance at end of year	$1,674	$2,270
During the year ended March 31, 2014, additional loss provisions related to guaranteed loans in Malawi were recorded, and payments were made to third-party banks under those guarantees.
Long-term Obligations
The fair value of the Company’s long-term obligations, including the current portion, was approximately $370 million at March 31, 2015, and $360 million at March 31, 2014. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Defined Benefit Plans
Description of Plans
 The Company sponsors several defined benefit pension plans covering U.S. salaried employees and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. Plan assets consist primarily of equity and fixed income investments. The Company also sponsors defined benefit plans that provide postretirement health and life insurance benefits for eligible U.S. employees who have attained specific age and service levels, although postretirement life insurance benefits were discontinued for active employees during fiscal year 2015. The health benefits are funded by the Company as the costs of those benefits are incurred. The plan design includes cost-sharing features such as deductibles and coinsurance. The life insurance benefits are funded with deposits to a reserve account held by an insurance company. The Company has the right to amend or discontinue its pension and other postretirement benefit plans at any time.
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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company's primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rates:
Benefit cost for plan year	4.50%	4.20%	4.60%	4.10%	3.90%	4.40%
Benefit obligation at end of plan year	3.80%	4.50%	4.20%	3.70%	4.30%	3.90%
Expected long-term return on plan assets:
Benefit cost for plan year	7.75%	8.00%	8.00%	4.30%	4.30%	4.30%
Benefit obligation at end of plan year	7.25%	7.75%	8.00%	3.00%	4.30%	4.30%
Salary scale:
Benefit cost for plan year	4.50%	5.00%	5.00%	4.50%	5.00%	5.00%
Benefit obligation at end of plan year	4.50%	4.50%	5.00%	4.50%	4.50%	5.00%
Healthcare cost trend rate	N/A	N/A	N/A	7.20%	7.40%	7.60%
Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The reduction in the expected long-term return on plan assets assumption from fiscal year 2013 to fiscal year 2015 is primarily due to changes in the underlying plan assets. These changes reflect a move toward a liability-driven investment strategy in the Company's ERISA-regulated U.S. defined benefit pension plan due to the high percentage of retired and inactive participants in the plan and the high funded status of the plan. The healthcare cost trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed annually for continued applicability. The revised trend assumption of 7.20% in 2015 declines gradually to 4.50% in 2028.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in 2015 and 2014, as well as the funded status of the plans at March 31, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2015	2014	2015	2014
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$287,133	$258,240
Projected benefit obligation	288,908	259,928	$40,863	$41,846

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$259,928	$299,161	$41,846	$48,970
Service cost	5,099	5,190	347	527
Interest cost	11,215	12,223	1,699	2,106
Effect of discount rate change	30,744	(8,316)	2,669	(2,483)
Plan amendment	—	(22,145)	—	—
Foreign currency exchange rate changes	(6,033)	22	(444)	—
Curtailment	—	—	(1,465)	—
Settlements	—	(2,136)	—	—
Other	2,879	(2,586)	(788)	(4,282)
Benefit payments	(14,924)	(21,485)	(3,001)	(2,992)
Projected benefit obligation, end of year	$288,908	$259,928	$40,863	$41,846

Change in plan assets:
Plan assets at fair value, beginning of year	$213,282	$205,942	$2,535	$2,932
Actual return on plan assets	23,486	15,758	73	97
Employer contributions	8,063	17,866	2,508	2,498
Settlements	—	(2,136)	—	—
Foreign currency exchange rate changes	(5,354)	(2,663)	—	—
Benefit payments	(14,924)	(21,485)	(3,001)	(2,992)
Plan assets at fair value, end of year	$224,553	$213,282	$2,115	$2,535

Funded status:
Funded status of the plans, end of year	$(64,355)	$(46,646)	$(38,748)	$(39,311)
The curtailment for other postretirement benefits in fiscal year 2015 was attributable to the discontinuation of postretirement life insurance benefits for active U.S. employees. During fiscal year 2014, the Company amended its ERISA-regulated and non-regulated pension plans in the U.S. to change the benefit formula applied to service periods beginning January 1, 2014, to modify early retirement factors, and to cover on a prospective basis certain employees who did not previously participate in the plans. Due to the significance of the amendments on the benefit obligation for the plans, the Company remeasured the plan's assets and liabilities during the quarter using actuarial assumptions that were updated as of the valuation date. The updated actuarial assumptions included an increase in the discount rate used to calculate the benefit liability, reflecting a general rise in the market interest rates since March 31, 2013. The remeasurement resulted in a prior service benefit of approximately $22 million. During fiscal year 2014, the Company also offered terminated participants in its ERISA-regulated U.S. defined benefit pension plan who had not yet begun receiving monthly retirement payments the opportunity to receive a lump-sum distribution of their vested benefit. Benefit payments for fiscal year 2014 in the above table include approximately $7.0 million paid to participants who accepted that offer.
The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its U.S. postretirement medical plan on a pay-as-you-go basis as the benefit payments are incurred. Those plans account for approximately 60% of the

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$64.4 million unfunded pension obligation and approximately 95% of the $38.7 million unfunded postretirement benefit obligation shown on the funded status line in the above table at March 31, 2015.
The funded status of the Company’s plans at the end of fiscal years 2015 and 2014 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2015	2014	2015	2014
Non-current asset (included in other noncurrent assets)	$1,900	$2,476	$—	$—
Current liability (included in accounts payable and accrued expenses)	(5,458)	(764)	(2,497)	(2,587)
Non-current liability (reported as pensions and other postretirement benefits)	(60,797)	(48,358)	(36,251)	(36,724)
Amounts recognized in the consolidated balance sheets	$(64,355)	$(46,646)	$(38,748)	$(39,311)
Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2015 and 2014, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2015	2014	2015	2014
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$283,070	$254,117	$40,863	$41,846
Aggregate fair value of plan assets	216,815	204,995	2,115	2,535
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	281,354	243,496	N/A	N/A
Aggregate fair value of plan assets	216,815	195,627	N/A	N/A
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$5,099	$5,190	$4,650	$347	$527	$467
Interest cost	11,215	12,223	13,001	1,699	2,106	2,303
Expected return on plan assets	(15,493)	(14,218)	(14,632)	(102)	(119)	(124)
Curtailment gain	—	—	—	(1,465)	—	—
Settlement cost	—	1,094	3,304	—	—	—
Net amortization and deferral	6,169	6,779	10,299	(671)	(5)	(8)
Net periodic benefit cost	$6,990	$11,068	$16,622	$(192)	$2,509	$2,638
A one-percentage-point increase in the assumed healthcare cost trend rate would increase the March 31, 2015 accumulated postretirement benefit obligation by approximately $1.3 million, while a one-percentage-point decrease would reduce the benefit obligation by approximately $1.2 million. The aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2016 would not change by a significant amount as a result of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss
Reclassification adjustments represent amounts included in accumulated other comprehensive loss at the beginning of the year that were recognized in net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2015 and 2014 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2015	2014	2015	2014
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$70,488	$93,357	$(9,952)	$(3,918)
Losses (gains) arising during the year	23,353	(12,834)	2,879	(6,039)
Reclassification adjustments during the year	(12,297)	(10,035)	671	5
Net actuarial loss (gain), end of year	81,544	70,488	(6,402)	(9,952)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(22,998)	(2,617)	—	226
Prior service cost (benefit) arising during the year	(675)	(22,145)	—	—
Reclassification adjustments during the year	6,043	1,764	—	(226)
Prior service cost (benefit), end of year	(17,630)	(22,998)	—	—

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$63,914	$47,490	$(6,402)	$(9,952)
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
The Company expects to recognize approximately $8.4 million of the March 31, 2015 net actuarial loss and $3.4 million of the March 31, 2015 prior service benefit in net periodic benefit cost during fiscal year 2016.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 91% of consolidated plan assets and 80% of consolidated PBO at March 31, 2015, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. As noted above and reflected in the table below, the Company has changed some of the underlying assets in the plan to move toward a liability-driven investment strategy, resulting in a reduction of the expected long-term return on assets. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted–average target pension asset allocation and target ranges at the March 31, 2015 measurement date and the actual asset allocations at the March 31, 2015 and 2014 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2015	2014
Equity securities	26.0%	16%	-	36%	25.3%	48.3%
Fixed income securities (1)	69.0%	59%	-	79%	69.1%	41.3%
Alternative investments	5.0%	0%	-	10%	5.6%	10.4%
Total	100.0%				100.0%	100.0%

(1)	Actual amounts include high yield securities and cash balances held for the payment of benefits.
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. With plan contributions and an increase in asset values during fiscal years 2014 and 2015, the Company believes that it is in full compliance with all funding requirements of the Pension Protection Act of 2006. The Company expects to make contributions of approximately $12.0 million to its defined benefit pension plans in fiscal year 2016, including $5.4 million to its ERISA-regulated U.S. plan and $6.6 million to its non-ERISA regulated and other plans.
Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2016	$19,297	$2,925
2017	21,040	2,944
2018	16,957	2,880
2019	19,853	2,921
2020	16,875	2,904
2021 - 2025	88,195	13,789

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair values of the assets of the Company’s pension plans as of March 31, 2015 and 2014, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Equity securities	$51,300	$—	$—	$51,300
Fixed income securities (1)	141,655	7,738	12,424	161,817
Alternative investments	—	—	11,436	11,436
Total investments	$192,955	$7,738	$23,860	$224,553

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Equity securities	$93,229	$—	$—	$93,229
Fixed income securities (1)	80,567	8,287	11,266	100,120
Alternative investments	—	—	19,933	19,933
Total investments	$173,796	$8,287	$31,199	$213,282

(1)	Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $1.8 million for fiscal year 2015, $1.6 million for fiscal year 2014, and $1.5 million for fiscal year 2013.
NOTE 12.   COMMON AND PREFERRED STOCK
Common Stock
At March 31, 2015, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 22,593,266 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them. If dividends on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) are not declared and paid for any dividend period, then the Company may not pay dividends on the common stock or repurchase common shares until the dividends on the Preferred Stock have been paid for a period of four consecutive quarters.
Preferred Stock
The Company is also authorized to issue up to 5,000,000 shares of preferred stock, 500,000 shares of which have been reserved for Series A Junior Participating Preferred Stock and 220,000 shares of which have been reserved for Series B 6.75% Convertible Perpetual Preferred Stock. No Series A Junior Participating Preferred Stock has been issued. In 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) were issued under this authorization. At March 31, 2015, 218,490 shares were issued and outstanding. The Preferred Stock has a liquidation preference of $1,000 per share. Holders of the Preferred Shares are entitled to receive quarterly dividends at the rate of 6.75% per annum on the liquidation preference when, as, and if declared by the Company’s Board of Directors. Dividends are not cumulative in the event the Board of Directors does not declare a dividend for one or more quarterly periods. Under the terms of the Preferred Stock, the Board of Directors is prohibited from declaring regular dividends on the Preferred Shares in any period in which the Company fails to meet specified levels of shareholders’ equity and net income; however, in that situation, the Board of Directors may instead declare such dividends payable in shares of the Company’s common stock or from net proceeds of common stock issued during the ninety-day period prior to the dividend declaration. The Preferred Shares have no voting rights, except in the event the Company fails to

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pay dividends for four consecutive or non-consecutive quarterly dividend periods or fails to pay the redemption price on any date that the Preferred Shares are called for redemption, in which case the holders of Preferred Shares will be entitled to elect two additional directors to the Company’s Board to serve until dividends on the Preferred Stock have been fully paid for four consecutive quarters.
The Preferred Shares are convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion rate that is adjusted each time the Company pays a dividend on its common stock that exceeds $0.43 per share. The conversion rate at March 31, 2015, was 22.1183 shares of common stock per preferred share, which represents a conversion price of approximately $45.21 per common share. Upon conversion, the Company may, at its option, satisfy all or part of the conversion value in cash.
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
Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s capital stock (common and preferred stock). Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2013 through 2015. The current program, which replaced an expiring program, was authorized and became effective on November 5, 2013. It authorizes the purchase of up to $100 million of the Company's outstanding common and/or preferred stock and expires on the earlier of November 15, 2015, or when the funds authorized for the program have been exhausted. At March 31, 2015, $67.3 million remained available for share repurchases under the current program.
Share repurchases under the programs for the fiscal years ended March 31, 2015, 2014, and 2013 were as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Common Stock
Number of shares repurchased	719,993	238,486	169,432
Cost of shares repurchased (in thousands of dollars)	$31,227	$14,145	$8,631
Weighted-average cost per share	$43.37	$59.31	$50.94

Series B 6.75% Convertible Perpetual Preferred Stock
Number of shares repurchased	1,509	—	—
Cost of shares repurchased (in thousands of dollars)	$1,497	$—	$—
Weighted-average cost per share	$992.27	$—	$—
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
The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Executive Compensation, Nominating, and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. Since fiscal year 2006, grants have been limited to restricted stock, RSUs, PSAs, and stock-settled SARs. In fiscal years 2014 and 2015, the Compensation Committee has awarded only grants of RSUs and PSAs. Outside directors automatically receive restricted stock units following each annual meeting of shareholders.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-qualified stock options and SARs granted under the Plans have an exercise price equal to the market price of a share of common stock on the date of grant. No stock options are currently outstanding under the Plans. SARs granted under the Plans vest in equal one-third tranches one, two, and three years after the grant date and expire 10 years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of 3 years after the grantee’s retirement date or 10 years after the grant date. RSUs awarded under the Plans vest 5 years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest 3 years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. RSUs awarded to outside directors vest 3 years after the grant date, and restricted stock vests upon the individual’s retirement from service as a director.
Stock Options and SARs
The following tables summarize the Company’s stock option and SAR activity and related information for fiscal years 2013 through 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value
Fiscal Year Ended March 31, 2013:
Outstanding at beginning of year	855,850	$46.01
Exercised	(407,758)	41.21
Cancelled/expired	(29,615)	54.83
Outstanding at end of year	418,477	50.07

Fiscal Year Ended March 31, 2014:
Exercised	(161,137)	42.48
Outstanding at end of year	257,340	54.83

Fiscal Year Ended March 31, 2015:
Exercised	(63,539)	38.50
Cancelled/expired	(24,200)	62.66
Outstanding at end of year	169,601	$59.82	2.07	$144

	Fiscal Year Ended March 31,
	2015	2014	2013
Total intrinsic value of stock options and SARs exercised	$1,091	$2,816	$4,249
Total fair value of SARs vested	$375	$769	$1,460
All of the grants outstanding at the end of fiscal year 2015 in the above tables represent SARs, all of which were exercisable at the end of the year. Intrinsic value and aggregate intrinsic value in the tables above are based on the difference between the market price of the underlying shares at the exercise date or balance sheet date, as applicable, and the exercise prices of the stock options and SARs. The closing market prices used to determine the aggregate intrinsic value at the end of each fiscal year were as follows: $47.16 at March 31, 2015, $55.89 at March 31, 2014, and $56.04 at March 31, 2013.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs
The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2013 through 2015:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2013:
Unvested at beginning of year	291,279	$43.72	67,400	$41.91	142,466	$31.45
Granted	87,780	44.06	—	—	92,425	35.25
Vested	(86,925)	52.42	(7,550)	43.74	(94,725)	29.67
Forfeited	—	—	—	—	(5,149)	36.15
Unvested at end of year	292,134	41.23	59,850	41.68	135,017	35.12

Fiscal Year Ended March 31, 2014:
Granted	70,092	57.79	—	—	52,400	53.56
Vested	(69,046)	44.89	(11,750)	39.02	(32,464)	33.95
Forfeited	—	—	—	—	(5,566)	37.45
Unvested at end of year	293,180	44.33	48,100	42.33	149,387	41.76

Fiscal Year Ended March 31, 2015:
Granted	94,539	51.86	—	—	57,580	46.41
Vested	(123,322)	42.02	—	—	(50,092)	31.95
Forfeited	—	—	—	—	(3,400)	53.56
Unvested at end of year	264,397	$48.10	48,100	$42.33	153,475	$45.58
Shares granted and vested in the above table include dividend equivalents on RSUs and any shares awarded above the base grant under the performance provisions of PSAs. Shares forfeited or canceled include any reductions from the base PSA grant under those same performance provisions. The fair values of RSUs, restricted stock, and PSAs are based on the market price of the common stock on the grant date.
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2015, 2014, and 2013, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
Total stock-based compensation expense	$6,230	$6,278	$6,171
Income tax benefit recorded on stock-based compensation expense	$2,181	$2,197	$2,160
At March 31, 2015, the Company had $5.3 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.3 years. Cash proceeds from the exercise of stock options were $3.9 million for the fiscal year ended March 31, 2013, and were not material for the fiscal years ended March 31, 2014 or 2015.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.   COMMITMENTS AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries in which it operates. Contracts in most countries cover one annual growing season, but current contracts with some farmers in Brazil and the United States cover more than one year. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, Zambia, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2015, the Company had contracts to purchase approximately $555 million of tobacco to be delivered during the coming fiscal year and $336 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by advances to farmers and other suppliers, which totaled approximately $115 million, net of allowances, at March 31, 2015. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. As noted above and discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $66 million at March 31, 2015.
Guarantees and Other Contingent Liabilities
Guarantees of Bank Loans and Other Contingent Liabilities
Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. During fiscal year 2013, similar arrangements were established in Malawi in connection with a shift from auction market sourcing to direct procurement in that country, but those arrangements were not continued for subsequent crops. At March 31, 2015, the Company’s total exposure under guarantees issued by its operating subsidiary for banking facilities of farmers in Brazil was approximately $15 million ($17 million face amount including unpaid accrued interest, less $2 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. As noted above, the subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at March 31, 2015, was the face amount, $17 million including unpaid accrued interest ($22 million as of March 31, 2014). The fair value of the guarantees was a liability of approximately $2 million at March 31, 2015 ($2 million at March 31, 2014). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $2 million at March 31, 2015.
Value-Added Tax Assessments in Brazil
As discussed in Note 1, the Company's local operating subsidiaries pay significant amounts of value-added tax ("VAT") in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company's operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from the tax authorities for the States of Santa Catarina and Parana based on audits of the subsidiary's VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $15 million based on the exchange rate for the Brazilian currency at March 31, 2015. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $17 million based on the exchange rate at March 31, 2015. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary's positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of March 31, 2015, a portion of the subsidiary's arguments had been accepted, and the outstanding assessments had been reduced to approximately $12 million (at the March 31, 2015 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $12 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2015.
With respect to the Parana assessment, management of the subsidiary and outside counsel have undertaken the steps required to contest the full amount of the claim. A significant portion of the Parana assessment is based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition,

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the law, the subsidiary's tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. On that basis, the range of reasonably possible loss is considered to be zero up to a maximum of $14 million, rather than the full amount of the assessment. Based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2015.
In both states, the process for reaching a final resolution to the assessments is expected to be lengthy, and management is not currently able to predict when either case will be concluded. Should the subsidiary ultimately be required to pay any tax, interest, or penalties in either case, the portion paid for tax would generate value-added tax credits that the subsidiary may be able to recover.
Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company's five largest customers are Philip Morris International, Inc., Imperial Tobacco Group, PLC, British American Tobacco, PLC, China Tobacco International, Inc., and Japan Tobacco, Inc. In the aggregate, these customers have accounted for more than 60% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2015, 2014, and 2013, revenue from Philip Morris International, Inc. was approximately $580 million, $590 million, and $550 million, respectively. For the same periods, Imperial Tobacco Group, PLC accounted for revenue of approximately $280 million, $340 million, and $330 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
Accounts Receivable
The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $5 million and $7 million at March 31, 2015 and 2014, respectively. At March 31, 2015 and 2014, net accounts receivable by reportable operating segment were as follows:

	March 31,
	2015	2014
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$38,046	$64,195
Other Regions	350,122	362,146
Subtotal	388,168	426,341
Other Tobacco Operations	46,194	41,674
Consolidated accounts receivable, net	$434,362	$468,015
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
The final court decision entitled the subsidiary to approximately $104 million of IPI tax credits (based on the exchange rate at the date of the decision), which can be used to offset future payments of other Brazilian federal taxes for a period of up to five years. That amount includes the tax credits generated over the period granted by the courts, as well as interest calculated from the date those credits should have been available to the subsidiary. As noted, the ability to use the tax credits to offset other Brazilian federal tax payments expires five years after the subsidiary's right to claim the credits was confirmed. Utilization of the credits is also subject to audit by the tax authorities. Based on estimates of the tax credits that were probable of being realized at the time the

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

case was decided, the subsidiary recorded an allowance, reducing the net book value of the credits to approximately $90 million. After deducting related legal fees and Brazilian social contribution taxes assessed on the interest portion of the total IPI tax credits received, the subsidiary recorded a net gain of $81.6 million ($53.1 million after tax, or $1.87 per diluted share) during the quarter ended June 30, 2013, as a result of the favorable outcome of the case. That gain is reported in Other Income for the fiscal year ended March 31, 2014 in the consolidated statement of income. The subsidiary began using the credits to offset tax payments during the quarter ended December 31, 2013. At March 31, 2015, the remaining unused tax credits totaled approximately $30 million at the current exchange rate. Actual realization of the tax credits to date, as well as updated tax payment projections prepared during the quarter ended March 31, 2015, indicate that all remaining IPI tax credits will be fully utilized prior to expiration. On that basis, the subsidiary reversed the full remaining valuation allowance on the credits of $12.7 million (based on the current exchange rate) during the quarter. Consistent with the reporting of the original gain in fiscal year 2014, the reversal of the valuation allowance is reported in Other Income for the fiscal year ended March 31, 2015 in the consolidated statement of income.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of, or for, the fiscal years ended March 31, 2015, 2014, and 2013, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2015	2014	2013	2015	2014	2013
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$305,028	$348,627	$334,676	$31,060	$23,217	$19,740
Other Regions (1)	1,739,781	1,932,228	1,871,880	125,839	133,447	192,556
Subtotal	2,044,809	2,280,855	2,206,556	156,899	156,664	212,296
Other Tobacco Operations (2)	226,992	261,260	255,143	10,326	18,511	20,461
Segment total	2,271,801	2,542,115	2,461,699	167,225	175,175	232,757
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)				(7,137)	(3,897)	(5,635)
Restructuring costs (4)				(4,890)	(6,746)	(4,113)
Add: Other income (5)				12,676	81,619	—
Consolidated total	$2,271,801	$2,542,115	$2,461,699	$167,874	$246,151	$223,009

	Segment Assets			Goodwill
	March 31,			March 31,
	2015	2014	2013	2015	2014	2013
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$289,792	$277,028	$295,785	$—	$—	$—
Other Regions (1)	1,611,083	1,677,654	1,682,581	97,372	97,367	96,667
Subtotal	1,900,875	1,954,682	1,978,366	97,372	97,367	96,667
Other Tobacco Operations (2)	297,598	316,225	327,789	1,713	1,713	1,713
Segment and consolidated totals	$2,198,473	$2,270,907	$2,306,155	$99,085	$99,080	$98,380

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2015	2014	2013	2015	2014	2013
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$4,284	$6,018	$11,017	$5,814	$2,676	$2,459
Other Regions (1)	28,827	29,044	30,118	39,303	37,584	24,886
Subtotal	33,111	35,062	41,135	45,117	40,260	27,345
Other Tobacco Operations (2)	4,213	3,837	3,981	13,268	5,589	3,438
Segment and consolidated totals	$37,324	$38,899	$45,116	$58,385	$45,849	$30,783

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Oriental, and Special Services, as well as inter-company eliminations. Sales and other operating revenues, goodwill, depreciation and amortization, and capital expenditures include limited amounts or no amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings of the unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $74.9 million, $93.3 million, and $91.8 million, at March 31, 2015, 2014, and 2013, respectively.

(3)
Equity in pretax earnings of unconsolidated affiliates is included in segment operating income (Other Tobacco Operations segment), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income.

(4)	Restructuring costs are excluded from segment operating income, but are included in consolidated operating income in the consolidated statements of income (see Note 2).

(5)
Other income represents the reversal of a valuation allowance on the remaining unused balance of IPI excise tax credits in Brazil in fiscal year 2015 and the gain on the favorable outcome of the IPI tax credit case in fiscal year 2014 (see Note 14).

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data as of, or for, the fiscal years ended March 31, 2015, 2014, and 2013, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2015	2014	2013
United States	$290,950	$304,527	$324,285
Belgium	226,562	218,550	203,539
China	174,872	210,956	229,112
Germany	170,338	173,872	128,144
Russia	126,652	123,114	130,906
Poland	114,765	106,443	126,826
Netherlands	113,297	208,031	174,481
All other countries	1,054,365	1,196,622	1,144,406
Consolidated total	$2,271,801	$2,542,115	$2,461,699

	Long-Lived Assets
	March 31,
	2015	2014	2013
United States	$70,929	$61,347	$64,235
Brazil	135,980	135,359	137,133
Mozambique	55,733	49,543	48,016
All other countries	141,893	149,750	137,132
Consolidated total	$404,535	$395,999	$386,516

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2015, 2014, and 2013:

	Fiscal Year Ended March 31,
(in thousands of dollars)	2015	2014	2013
Foreign currency translation:
Balance at beginning of year	$(8,476)	$(15,555)	$(11,850)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $12,181, $(3,489), and $1,815)	(22,625)	6,480	(3,370)
Less: Net loss (gain) on foreign currency translation attributable to noncontrolling interests	(37)	599	(335)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(22,662)	7,079	(3,705)
Balance at end of year	$(31,138)	$(8,476)	$(15,555)

Foreign currency hedge:
Balance at beginning of year	$769	$(855)	$(942)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $2,304, $(312), and $3,234)	(4,280)	580	(6,006)
Reclassification of net loss to earnings (net of tax benefit of $(903), $(563), and $(3,281)) (1)	1,677	1,044	6,093
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,603)	1,624	87
Balance at end of year	$(1,834)	$769	$(855)

Interest rate hedge:
Balance at beginning of year	$(608)	$(1,091)	$(727)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $1,416, $49, and $515)	(2,628)	(93)	(955)
Reclassification of net loss to earnings (net of tax benefit of $(675), $(310), and $(319)) (2)	1,254	576	591
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,374)	483	(364)
Balance at end of year	$(1,982)	$(608)	$(1,091)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(26,017)	$(58,039)	$(66,842)
Other comprehensive income (loss) attributable to Universal Corporation:
Gains (losses) arising during the year (net of tax (expense) benefit of $9,719, $(6,449), and $96)(3)	(18,049)	11,977	(187)
Prior service credit arising during the year (net of tax expense of $7,751) (3)	—	14,394	—
Amortization included in earnings (net of tax benefit of $(2,163), $(3,042), and $(4,841)) (4)	4,026	5,651	8,990
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(14,023)	32,022	8,803
Balance at end of year	$(40,040)	$(26,017)	$(58,039)

Total accumulated other comprehensive income (loss) at end of year	$(74,994)	$(34,332)	$(75,540)

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) Gain (loss) on foreign currency cash flow hedges is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the related tobacco is sold to customers. See Note 9 for additional information.
(2) Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the debt or upon any termination of the interest rate swap agreements prior to their scheduled maturity dates. See Note 9 for additional information.
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
(4) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 11 for additional information.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.   UNAUDITED QUARTERLY FINANCIAL DATA
Unaudited quarterly financial data for the fiscal years ended March 31, 2015 and 2014 is provided in the table below. Due to the seasonal nature of the Company's business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2015
Operating Results:
Sales and other operating revenues	$271,472	$464,116	$758,054	$778,159
Gross profit	55,540	85,071	147,572	122,091
Net income	525	15,484	58,077	46,375
Net income attributable to Universal Corporation	717	15,025	53,039	45,827
Earnings (loss) available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	(2,995)	11,312	49,309	42,122
Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	(0.13)	0.49	2.13	1.86
Diluted	(0.13)	0.48	1.87	1.64
Cash Dividends Declared:
Per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Per share of common stock	0.51	0.51	0.52	0.52
Market Price Range of Common Stock:
High	56.82	56.35	45.63	48.10
Low	52.16	44.39	38.53	39.27

Fiscal Year Ended March 31, 2014
Operating Results:
Sales and other operating revenues	$433,528	$650,869	$767,802	$689,916
Gross profit	71,468	119,312	139,307	103,204
Net income	53,913	29,830	44,203	27,209
Net income attributable to Universal Corporation	58,309	25,444	38,585	26,671
Earnings available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	54,597	21,731	34,873	22,958
Earnings per share attributable to Universal Corporation common shareholders:
Basic	2.34	0.94	1.50	0.99
Diluted	2.05	0.90	1.36	0.94
Cash Dividends Declared:
Per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Per share of common stock	0.50	0.50	0.51	0.51
Market Price Range of Common Stock:
High	61.46	63.36	54.60	58.99
Low	54.45	48.43	50.06	49.84

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note:
Earnings per share amounts for each fiscal year may not equal the total of the four quarterly amounts due to differences in weighted-average outstanding shares for the respective periods and to the fact that the Company’s convertible perpetual preferred stock may be antidilutive for some periods.

Significant items included in the quarterly results were as follows:
Fiscal Year Ended March 31, 2015

•
First Quarter – an income tax benefit of $8.0 million resulting from the ability of the Company's subsidiary, Deltafina S.p.A, to pay a significant portion of the European Commission fine and related interest charges settled during the quarter following the unsuccessful appeal of the case related to tobacco buying practices in Italy (see Note 3). The tax benefit reduced the diluted loss per share after dividends on the Company's convertible perpetual preferred stock by $0.34.

•
Second Quarter – restructuring costs of approximately $3.4 million, primarily related to workforce reductions in the Company's operations in Brazil, as well as the suspension of operations in Argentina. The restructuring costs reduced net income attributable to Universal Corporation by $2.2 million and diluted earnings per share by $0.09.

•
Third Quarter – additional restructuring costs of approximately $1.1 million, primarily related to additional workforce reductions in Brazil, as well the suspension of operations in Argentina. The restructuring costs reduced net income attributable to Universal Corporation by $0.7 million and diluted earnings per share by $0.03.

•
Fourth Quarter – a gain of $12.7 million from the reversal of a valuation allowance on the remaining unused balance of IPI excise tax credits in Brazil. The gain increased net income attributable to Universal Corporation by $8.2 million and diluted earnings per share by $0.30. The Company also recorded additional restructuring costs of approximately $0.4 million, which reduced net income attributable to Universal Corporation by approximately $0.3 million and diluted earnings per share by $0.01.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Corporation’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 22, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 22, 2015

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Universal Corporation

We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015 and our report dated May 22, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 22, 2015

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2015, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2015.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2015. Their report on this audit appears on page 81 of this Annual Report.
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
Item 9B. Other Information
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2015 Proxy Statement.
The following are executive officers of the Company as of May 22, 2015:

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

A. L. Hentschke (45)	Senior Vice President and Chief Operating Officer
Mr. Hentschke was elected Senior Vice President and Chief Operating Officer in April 2015. From January 2013 to April 2015, he served as Executive Vice President of Universal Leaf. Tobacco Company, Incorporated ("Universal Leaf"). From November 2009 to January 2013, Mr. Hentschke served as President and Chief Executive Officer of Universal Leaf Tabacos, Limitada, the Company's operating subsidiary in Brazil. He has been employed with the Company and its affiliates since 1991.

D. C. Moore (59)	Senior Vice President and Chief Financial Officer
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

T. G. Broome (61)	Executive Vice President and Sales Director, Universal Leaf Tobacco Company, Inc.
Mr. Broome was elected Executive Vice President and Sales Director, Universal Leaf, in October 2012. From April 2011 through October 2012, Mr. Broome served as Executive Vice President. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.

P. D. Wigner (46)	Vice President, General Counsel and Secretary
Mr. Wigner was elected Vice President in August 2007, and General Counsel and Secretary in November 2005 and also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.

J. A. Huffman (53)	Senior Vice President, Information and Planning, Universal Leaf Tobacco Company, Inc.
Mr. Huffman was elected Senior Vice President, Information and Planning, Universal Leaf, in August 2007. From September 2003 to August 2007, Mr. Huffman served as Senior Vice President. From September 2002 to September 2003, Mr. Huffman served as Vice President and Controller. He has been employed with the Company since 1996.

C. C. Formacek (55)	Vice President and Treasurer
Ms. Formacek was elected Vice President and Treasurer effective April 2012. Ms. Formacek served as Treasurer of Universal Leaf from April 2011 through March 2012. She joined the Company in September 2009 and served as Assistant Treasurer of Universal Leaf from that time through March 2011.

R. M. Peebles (57)	Vice President and Controller	Mr. Peebles was elected Vice President and Controller in April 2011. Mr. Peebles joined the Company in September 2003 and served as Controller from that time through March 2011.
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
The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2015 Proxy Statement and such information is incorporated by reference herein.
Item 11.   Executive Compensation
Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2015 Proxy Statement, which information is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Equity Compensation Information” in the Company’s 2015 Proxy Statement, which information is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2015 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2015 Proxy Statement and such information is incorporated by reference herein.
Item 14.   Principal Accounting Fees and Services
Refer to the captions “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2015 Proxy Statement, which information is incorporated herein by reference.

PART IV
 Item 15.   Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report:

1.	Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2015, 2014, and 2013
Consolidated Balance Sheets at March 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2015, 2014, and 2013
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

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2015, 2014, and 2013

Description	Balance at Beginning of Period	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Period
(in thousands of dollars)

Fiscal Year Ended March 31, 2013:
Allowance for doubtful accounts (deducted from accounts receivable)	$8,307	$1,788	$—	$(2,127)	$7,968

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	74,382	1,623	—	(21,612)	54,393

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	24,719	4,005	—	(2,680)	26,044

Fiscal Year Ended March 31, 2014:
Allowance for doubtful accounts (deducted from accounts receivable)	$7,968	$419	$—	$(1,851)	$6,536

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	54,393	5,461	—	(13,776)	46,078

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	26,044	5,607	—	(2,147)	29,504

Fiscal Year Ended March 31, 2015:
Allowance for doubtful accounts (deducted from accounts receivable)	$6,536	$1,341	$—	$(2,395)	$5,482

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	46,078	3,734	—	(15,139)	34,673

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	29,504	1,855	—	(8,141)	23,218

(1)	Includes direct write-offs of assets and currency remeasurement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION
May 22, 2015
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 22, 2015
George C. Freeman, III	(Principal Executive Officer)

/s/ DAVID C. MOORE	Senior Vice President and Chief Financial Officer	May 22, 2015
David C. Moore	(Principal Financial Officer)

/s/ ROBERT M. PEEBLES	Vice President and Controller	May 22, 2015
Robert M. Peebles	(Principal Accounting Officer)

/s/ JOHN B. ADAMS, JR.	Director	May 22, 2015
John B. Adams, Jr.

/s/ DIANA F. CANTOR	Director	May 22, 2015
Diana F. Cantor

/s/ CHESTER A. CROCKER	Director	May 22, 2015
Chester A. Crocker

/s/ CHARLES H. FOSTER, JR.	Director	May 22, 2015
Charles H. Foster, Jr.

/s/ LENNART R. FREEMAN	Director	May 22, 2015
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 22, 2015
Thomas H. Johnson

/s/ EDDIE N. MOORE, JR.	Director	May 22, 2015
Eddie N. Moore, Jr.

/s/ ROBERT C. SLEDD	Director	May 22, 2015
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

10.7
Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-00652).

10.8
Revised Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 9, 2010, File No. 001-00652).

10.9	Form Change of Control Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 001-00652).

10.10	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 001-00652).

10.11
Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 001-00652).

10.12
Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 001-00652).

10.13	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 001-00652).

10.14	Form of Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2006, File No. 001-00652).

10.15	Form Stock Appreciation Rights Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed June 3, 2008, File No. 001-00652).

10.16
Universal Corporation 2007 Amended and Restated Stock Incentive Plan effective August 7, 2012 (incorporated herein by reference to Exhibit A to the Registrant’s definitive proxy statement filed June 28, 2012, File No. 001-00652).

10.17	Universal Corporation Executive Officer Annual Incentive Plan, as amended (incorporated herein by reference to the Registrant's definitive proxy statement filed June 25, 2014, File No. 001-00652).

10.18
Form of Universal Corporation 2010 Restricted Stock Units Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, File No. 001-00652).

10.19
Form of Universal Corporation Stock Appreciation Rights Agreement for executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, File No. 001-00652).

10.20
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

10.23
Form of Universal Corporation Stock Appreciation Rights Agreement for executive officers (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011, File No. 001-00652).

10.24
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

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended March 31, 2015, furnished in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for each of the three years ended March 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended March 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets at March 31, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for each of the three years ended March 31, 2015, 2014 and 2013, (v) the Consolidated Statement of Shareholders’ Equity for each of the three years ended March 31, 2015, 2014 and 2013, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule II - Valuation and Qualifying Accounts.

_________
*    Filed herewith.