Form 10-Q
period 2015-06-30
UNIVERSAL CORP /VA/
filed 2015-08-06
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2015, the total number of shares of common stock outstanding was 22,668,025.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2015	2014
	(Unaudited)
Sales and other operating revenues	$275,419	$271,472
Costs and expenses
Cost of goods sold	227,030	215,932
Selling, general and administrative expenses	51,296	63,777
Restructuring and impairment costs	2,389	—
Operating income (loss)	(5,296)	(8,237)
Equity in pretax earnings (loss) of unconsolidated affiliates	(616)	601
Interest income	239	143
Interest expense	3,884	4,020
Income (loss) before income taxes	(9,557)	(11,513)
Income tax expense (benefit)	(3,432)	(12,038)
Net income (loss)	(6,125)	525
Less: net loss attributable to noncontrolling interests in subsidiaries	178	192
Net income (loss) attributable to Universal Corporation	(5,947)	717
Dividends on Universal Corporation convertible perpetual preferred stock	(3,687)	(3,712)
Earnings (loss) available to Universal Corporation common shareholders	$(9,634)	$(2,995)

Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	$(0.43)	$(0.13)
Diluted	$(0.43)	$(0.13)

Weighted average common shares outstanding:
Basic	22,622,930	23,223,343
Diluted	22,622,930	23,223,343

Total comprehensive income, net of income taxes	$2,380	$1,349
Less: comprehensive (income) loss attributable to noncontrolling interests, net of income taxes	264	(52)
Comprehensive income attributable to Universal Corporation, net of income taxes	$2,644	$1,297

Dividends declared per common share	$0.52	$0.51

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$130,439	$148,457	$248,783
Accounts receivable, net	257,349	238,900	434,362
Advances to suppliers, net	58,041	77,273	114,883
Accounts receivable—unconsolidated affiliates	65,821	82,196	1,907
Inventories—at lower of cost or market:
Tobacco	921,920	1,047,613	636,488
Other	69,851	83,484	62,195
Prepaid income taxes	28,828	30,688	17,811
Deferred income taxes	35,296	20,431	36,611
Other current assets	72,898	78,186	81,570
Total current assets	1,640,443	1,807,228	1,634,610

Property, plant and equipment
Land	16,853	17,239	16,790
Buildings	239,218	241,909	238,372
Machinery and equipment	590,470	574,178	576,010
	846,541	833,326	831,172
Less: accumulated depreciation	(534,461)	(528,596)	(525,783)
	312,080	304,730	305,389
Other assets
Goodwill and other intangibles	99,120	99,429	99,146
Investments in unconsolidated affiliates	78,450	94,802	76,512
Deferred income taxes	8,414	18,616	6,301
Other noncurrent assets	74,221	76,599	76,515
	260,205	289,446	258,474

Total assets	$2,212,728	$2,401,404	$2,198,473

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$86,553	$205,370	$59,862
Accounts payable and accrued expenses	171,963	198,085	140,112
Accounts payable—unconsolidated affiliates	4,650	42	3,281
Customer advances and deposits	4,328	61,147	30,183
Accrued compensation	24,597	26,213	28,232
Income taxes payable	6,934	12,072	9,243
Current portion of long-term obligations	—	117,500	—
Total current liabilities	299,025	620,429	270,913

Long-term obligations	370,000	235,000	370,000
Pensions and other postretirement benefits	95,985	82,759	97,048
Other long-term liabilities	34,091	36,279	36,790
Deferred income taxes	29,785	36,346	26,628
Total liabilities	828,886	1,010,813	801,379

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 218,490 shares issued and outstanding (219,999 at June 30, 2014 and 218,490 at March 31, 2015)	211,562	213,023	211,562
Common stock, no par value, 100,000,000 shares authorized, 22,668,025 shares issued and outstanding (23,169,976 at June 30, 2014, and 22,593,266 at March 31, 2015)	206,018	206,538	206,002
Retained earnings	998,560	972,068	1,020,155
Accumulated other comprehensive loss	(66,403)	(33,752)	(74,994)
Total Universal Corporation shareholders' equity	1,349,737	1,357,877	1,362,725
Noncontrolling interests in subsidiaries	34,105	32,714	34,369
Total shareholders' equity	1,383,842	1,390,591	1,397,094

Total liabilities and shareholders' equity	$2,212,728	$2,401,404	$2,198,473

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,125)	$525
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	9,145	8,653
Amortization	223	409
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(2,037)	(516)
Foreign currency remeasurement loss (gain), net	2,806	(1,283)
Restructuring and impairment costs	2,389	—
Other, net	8,457	(4,395)
Changes in operating assets and liabilities, net	(129,793)	(118,286)
Net cash used by operating activities	(114,935)	(114,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,900)	(16,808)
Proceeds from sale of property, plant and equipment	613	393
Net cash used by investing activities	(14,287)	(16,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	26,306	142,489
Repayment of long-term obligations	—	(3,750)
Issuance of common stock	—	187
Repurchase of common stock	—	(7,202)
Dividends paid on convertible perpetual preferred stock	(3,687)	(3,712)
Dividends paid on common stock	(11,749)	(11,844)
Net cash provided by financing activities	10,870	116,168

Effect of exchange rate changes on cash	8	65
Net decrease in cash and cash equivalents	(118,344)	(15,075)
Cash and cash equivalents at beginning of year	248,783	163,532

Cash and cash equivalents at end of period	$130,439	$148,457

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the leading global leaf tobacco supplier. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes substantially all of the current revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”).  ASU 2014-09 was developed under a joint project with the International Accounting Standards Board (“IASB”) to improve and converge the existing revenue recognition accounting guidance in U.S. GAAP and International Accounting Standards.  Under ASU 2014-09, the central underlying principle is to recognize revenues when promised goods or services are transferred to customers at an amount determined by the consideration a company expects to receive for those goods or services.  The guidance outlines a five-step process for determining the amount and timing of revenue to be recognized from those arrangements.  It is more principles-based than the existing guidance under U.S. GAAP, and therefore is expected to require more management judgment and involve more estimates than the current guidance.  ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including all interim periods within the year of adoption. Companies are allowed to select between two transition methods:  (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.  Universal expects to adopt ASU 2014-09 effective April 1, 2018, which is the beginning of the fiscal year ending March 31, 2019.  The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and has not made any decision on the method of adoption.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 31, 2015. The Company will make the required balance sheet presentation change upon adoption of ASU 2015-03 effective for the quarter ending June 30, 2016, which is the first quarter of the fiscal year ending March 31, 2017.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. At June 30, 2015, the Company’s total exposure under guarantees issued by its operating subsidiary for banking facilities of farmers in Brazil was approximately $2 million ($4 million face amount including unpaid accrued interest, less $2 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at June 30, 2015, was the face amount, $4 million including unpaid accrued interest ($8 million at June 30, 2014, and $17 million at March 31, 2015). The fair value of the guarantees was a liability of approximately $2 million at June 30, 2015 ($2 million at June 30, 2014, and $2 million at March 31, 2015). In addition to these guarantees, the Company has other contingent liabilities, primarily related to outstanding letters of credit, totaling approximately $3 million at June 30, 2015.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $15 million based on the exchange rate for the Brazilian currency at June 30, 2015. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $18 million based on the exchange rate at June 30, 2015. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of June 30, 2015, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through June 30, 2015, totaled approximately $16 million (at the June 30, 2015 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $16 million remaining assessment, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2015.
With respect to the Parana assessment, management of the subsidiary and outside counsel have undertaken the steps required to contest the full amount of the claim. A significant portion of the Parana assessment is based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. On that basis, the range of reasonably possible loss is considered to be zero up to a maximum of $15 million (including accumulated interest through June 30, 2015), rather than the full amount of the assessment. Based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2015.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $96 million at June 30, 2015, $128 million at June 30, 2014, and $156 million at March 31, 2015. The related valuation allowances totaled $34 million at June 30, 2015, $44 million at June 30, 2014, and $35 million at March 31, 2015, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $2 million and $1 million in the three-month periods ended June 30, 2015 and 2014, respectively. These net recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2015, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $61 million ($70 million at June 30, 2014, and $60 million at March 31, 2015), and the related valuation allowances totaled approximately $23 million ($36 million at June 30, 2014, and $23 million at March 31, 2015). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

NOTE 4.   RESTRUCTURING AND IMPAIRMENT COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.     In the first quarter of fiscal year 2016, the Company recorded restructuring and impairment costs totaling $2.4 million related to plans to significantly scale back its operations in Zambia. Those costs include statutory employee termination benefits, impairment charges related to outstanding balances on loans to farmers whose contracts were terminated as a result of the decision, and impairment charges on certain property and equipment. The total restructuring liability related to these costs at June 30, 2015, was $1.7 million, the majority of which the Company expects will be paid before the end of the current fiscal year. The Zambia operations are included in the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2015	2014

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$(5,947)	$717
Less: Dividends on convertible perpetual preferred stock	(3,687)	(3,712)
Earnings (loss) available to Universal Corporation common shareholders for calculation of basic earnings (loss) per share	(9,634)	(2,995)

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	22,622,930	23,223,343

Basic earnings (loss) per share	$(0.43)	$(0.13)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Earnings (loss) available to Universal Corporation common shareholders	$(9,634)	$(2,995)
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	—
Earnings (loss) available to Universal Corporation common shareholders for calculation of diluted earnings (loss) per share	(9,634)	(2,995)

Denominator for diluted earnings (loss) per share
Weighted average shares outstanding	22,622,930	23,223,343
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	—
Employee share-based awards	—	—
Denominator for diluted earnings (loss) per share	22,622,930	23,223,343

Diluted earnings (loss) per share	$(0.43)	$(0.13)

For the three months ended June 30, 2015 and 2014, conversion of the Company's outstanding Series B 6.75% Convertible Perpetual Preferred Stock and exercise or distribution of employee share-based awards were not assumed since the effects would have been antidilutive. The Company had the following potentially dilutive securities (stock appreciation rights) outstanding for the three months ended June 30, 2015 and 2014 that were not included in the computation of diluted earnings (loss) per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

	Three Months Ended June 30,
	2015	2014

Potentially dilutive securities	156,200	169,000
Weighted-average exercise price	$61.83	$62.66

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
The consolidated effective income tax rate on pretax earnings was approximately 36% for the quarter ended June 30, 2015, which was higher than the 35% U.S. federal statutory rate primarily due to the effect of changes in exchange rates on deferred income tax assets and liabilities of foreign subsidiaries and the effect of U.S. state income taxes.
Income taxes for the quarter ended June 30, 2014 included a consolidated income tax benefit of $8 million, arising from the ability of a subsidiary to pay a significant portion of a fine and related interest charges that were settled during that quarter following the unsuccessful appeal of a case involving anti-competitive activities in the Italian tobacco market. Although the portion of the fine paid by the subsidiary was not deductible for income tax purposes in its local tax jurisdiction, it reduced the subsidiary’s cumulative undistributed earnings and the associated consolidated tax liability, resulting in the $8 million benefit in the Company’s consolidated income tax provision. Excluding this discrete item, the consolidated effective income tax rate for the quarter ended June 30, 2014 was 35%.
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

Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2014. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2015, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges on an amortizing bank term loan that was repaid concurrent with closing on the new bank credit facility. Those swap agreements, which had an aggregate notional amount of approximately $74 million reflecting the principal balance outstanding on the loan, were terminated upon repayment of the debt in December 2014.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first three months of fiscal years 2016 and 2015, was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2015	2014

Tobacco purchases	$19.1	$53.8
Processing costs	5.1	12.3
Total	$24.2	$66.1

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

For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at June 30, 2015, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2016. At June 30, 2015, hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period. Purchases of the 2015 crop are expected to be completed by August 2015, and all forward contracts to hedge those purchases will mature and be settled by that time.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at June 30, 2015 and 2014, and March 31, 2015, were approximately $75.3 million, $42.8 million, and $80.4 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(in thousands of dollars)	2015	2014

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$3,676	$(159)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,335)	$(207)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$1,182	$1,653
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$14	$251
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$1,418	$227
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(2,144)	$(1,295)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $0.9 million remained in accumulated other comprehensive loss at June 30, 2015. That balance reflects gains and losses on contracts related to the 2015 crop, less the amount reclassified to earnings related to tobacco sold through June 30, 2015. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2016 as the related tobaccos are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2015 and 2014, and March 31, 2015:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2015	June 30, 2014	March 31, 2015		June 30, 2015	June 30, 2014	March 31, 2015

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$1,961	$—	$—	Other long-term liabilities	$—	$887	$3,050

Forward foreign currency exchange contracts	Other current assets	117	276	106	Accounts payable and accrued expenses	207	—	396
Total		$2,078	$276	$106		$207	$887	$3,446

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$503	$121	$5,148	Accounts payable and accrued expenses	$153	$1,635	$183
Total		$503	$121	$5,148		$153	$1,635	$183

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

At June 30, 2015 and 2014, and at March 31, 2015, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	June 30, 2015
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,574	$—	$1,574
Trading securities associated with deferred compensation plans	20,003	—	—	20,003
Interest rate swap agreements	—	1,960	—	1,960
Forward foreign currency exchange contracts	—	620	—	620
Total financial assets measured and reported at fair value	$20,003	$4,154	$—	$24,157

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,569	$1,569
Forward foreign currency exchange contracts	—	360	—	360
Total financial liabilities measured and reported at fair value	$—	$360	$1,569	$1,929

	June 30, 2014
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,527	$—	$1,527
Trading securities associated with deferred compensation plans	20,582	—	—	20,582
Forward foreign currency exchange contracts	—	397	—	397
Total financial assets measured and reported at fair value	$20,582	$1,924	$—	$22,506

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$2,390	$2,390
Interest rate swap agreements	—	887	—	887
Forward foreign currency exchange contracts	—	1,635	—	1,635
Total financial liabilities measured and reported at fair value	$—	$2,522	$2,390	$4,912

	March 31, 2015
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$86,552	$—	$86,552
Trading securities associated with deferred compensation plans	20,692	—	—	20,692
Forward foreign currency exchange contracts	—	5,254	—	5,254
Total financial assets measured and reported at fair value	$20,692	$91,806	$—	$112,498

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,674	$1,674
Interest rate swap agreements	—	3,050	—	3,050
Forward foreign currency exchange contracts	—	579	—	579
Total financial liabilities measured and reported at fair value	$—	$3,629	$1,674	$5,303

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

Guarantees of bank loans to tobacco growers

The Company guarantees bank loans to tobacco growers in Brazil for crop financing and has previously guaranteed loans to those growers for the construction of curing barns or other tobacco producing assets. In the event that the farmers default on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluates the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees is determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses is then calculated at a risk-adjusted interest rate that is aligned with the expected duration of the liability and includes an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate may result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2015 and 2014 is provided below.

	Three Months Ended June 30,
(in thousands of dollars)	2015	2014

Balance at beginning of year	$1,674	$2,270
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(272)	(2)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	86	23
Change in discount rate and estimated collection period	32	36
Currency remeasurement	49	63
Balance at end of period	$1,569	$2,390

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $370 million at June 30, 2015, $355 million at June 30, 2014, and $370 million at March 31, 2015. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2015	2014	2015	2014

Service cost	$1,483	$1,334	$108	$114
Interest cost	2,346	2,669	407	484
Expected return on plan assets	(3,576)	(3,692)	(15)	(26)
Net amortization and deferral	1,199	780	(44)	(133)
Net periodic benefit cost	$1,452	$1,091	$456	$439

The net periodic benefit cost for the Company's pension and other postretirement benefit plans has increased from the prior fiscal year, primarily reflecting actuarial losses from lower market discount rates applicable to the most recent actuarial measurement of benefit liabilities and from lower expected long-term asset returns due to changes made during fiscal year 2015 to move toward a liability-driven investment strategy for the assets in the Company's U.S. ERISA-regulated defined benefit pension plan. During the three months ended June 30, 2015, the Company made contributions of approximately $2.0 million to its pension plans. Additional contributions of approximately $10.1 million are expected during the remaining nine months of fiscal year 2016, including $4.1 million to the Company's ERISA-regulated U.S. plan and $6.0 million to its non-ERISA regulated and other plans.

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

During the three-month periods ended June 30, 2015 and 2014, Universal issued the following stock-based awards, representing the regular annual grants to officers of the Company:

	Three Months Ended June 30,
	2015	2014

RSUs:
Number granted	57,750	69,550
Grant date fair value	$51.43	$52.68

PSAs:
Number granted	57,750	48,450
Grant date fair value	$45.06	$46.41

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any other types of stock-based compensation.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the three-month periods ended June 30, 2015 and 2014, the Company recorded total stock-based compensation expense of approximately $1.9 million and $2.9 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3.4 million during the remaining nine months of fiscal year 2016.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2015	2014

SALES AND OTHER OPERATING REVENUES
Flue-cured and burley leaf tobacco operations:
North America	$48,572	$31,698
Other regions (1)	177,401	197,572
Subtotal	225,973	229,270
Other tobacco operations (2)	49,446	42,202
Consolidated sales and other operating revenues	$275,419	$271,472

OPERATING INCOME (LOSS)
Flue-cured and burley leaf tobacco operations:
North America	$3,416	$1,679
Other regions (1)	(7,847)	(10,575)
Subtotal	(4,431)	(8,896)
Other tobacco operations (2)	908	1,260
Segment operating income (loss)	(3,523)	(7,636)
Deduct: Equity in pretax loss (earnings) of unconsolidated affiliates (3)	616	(601)
Restructuring and impairment costs (4)	(2,389)	—
Consolidated operating income (loss)	$(5,296)	$(8,237)

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings of an unconsolidated affiliate.

(3)
Equity in pretax loss (earnings) of unconsolidated affiliates is included in segment operating income (loss) (Other Tobacco Operations segment), but is reported below consolidated operating income (loss) and excluded from that total in the consolidated statements of income and comprehensive income.

(4)
Restructuring and impairment costs are excluded from segment operating income (loss), but are included in consolidated operating income (loss) in the consolidated statements of income and comprehensive income.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(in thousands of dollars)	2015	2014
Foreign currency translation:
Balance at beginning of year	$(31,138)	$(8,476)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(1,420) and $347)	2,637	(642)
Less: Net gain (loss) on foreign currency translation attributable to noncontrolling interests	86	(245)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	2,723	(887)
Balance at end of period	$(28,415)	$(9,363)

Foreign currency hedge:
Balance at beginning of year	$(1,834)	$769
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain on derivative instruments (net of tax expense of $(829) and $(583))	1,539	1,083
Reclassification of gain to earnings (net of tax expense of $(28) and $(98)) (1)	(52)	(183)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,487	900
Balance at end of period	$(347)	$1,669

Interest rate hedge:
Balance at beginning of year	$(1,982)	$(608)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(1,286) and $55)	2,389	(103)
Reclassification of loss to earnings (net of tax benefit of $(467) and $(72)) (2)	868	135
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	3,257	32
Balance at end of period	$1,275	$(576)

Pension and other postretirement benefit plan:
Balance at beginning of year	$(40,040)	$(26,017)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(605) and $(258)) (3)	1,124	535
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,124	535
Balance at end of period	$(38,916)	$(25,482)

Total accumulated other comprehensive income (loss) at end of period	$(66,403)	$(33,752)
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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,362,725	$34,369	$1,397,094	$1,378,230	$32,662	$1,410,892
Changes in common stock
Issuance of common stock	—	—	—	187	—	187
Repurchase of common stock	—	—	—	(1,143)	—	(1,143)
Accrual of stock-based compensation	1,879	—	1,879	2,886	—	2,886
Withholding of shares from stock-based compensation for grantee income taxes	(2,037)	—	(2,037)	(1,988)	—	(1,988)
Dividend equivalents on RSUs	174	—	174	150	—	150

Changes in retained earnings
Net income (loss)	(5,947)	(178)	(6,125)	717	(192)	525
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(3,687)	—	(3,687)	(3,712)	—	(3,712)
Common stock	(11,787)	—	(11,787)	(11,821)	—	(11,821)
Repurchase of common stock	—	—	—	(6,059)	—	(6,059)
Dividend equivalents on RSUs	(174)	—	(174)	(150)	—	(150)

Other comprehensive income (loss)	8,591	(86)	8,505	580	244	824
Balance at end of period	$1,349,737	$34,105	$1,383,842	$1,357,877	$32,714	$1,390,591

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; regulation and litigation impacts on our customers; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Liquidity and Capital Resources

Overview

The first fiscal quarter is generally a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs in the quarter ended June 30, 2015, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Similar to the prior fiscal year, we expect shipments to be heavily weighted to the second half of the fiscal year which may extend the duration of our working capital needs in some origins.
Our liquidity and capital resource requirements are predominantly short term in nature and relate to working capital for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each geographic area follows a cycle of buying, processing, and shipping, and in many regions, we also provide agricultural materials to farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a portion of our total debt as long-term to reduce liquidity risk. We also periodically have large cash balances that we utilize to meet our working capital requirements.

Operating Activities
We used $114.9 million in net cash flows to fund our operating activities during the quarter ended June 30, 2015. That amount was flat with the level we required during the same quarter last fiscal year. Tobacco inventory increased by $285.4 million from March 31, 2015 levels on seasonal leaf purchases to $921.9 million at June 30, 2015. Tobacco inventory levels were $125.7 million below June 30, 2014 levels, principally due to lower crop purchases in Africa, where heavy rains early in the growing season have delayed purchases, and to lower green leaf prices, particularly in Brazil due to currency devaluation. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At June 30, 2015, our uncommitted inventories were $157.3 million, or about 17% of total tobacco inventory, compared to $151.1 million, or about 24% of our March 31, 2015 inventory, and $189.4 million, or about 18% of our June 30, 2014 inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the timing of customer shipments.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2015, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances decreased by $118.3 million from March 31, 2015 levels as we used cash to fund seasonal working capital needs. Accounts receivable decreased by $177.0 million compared to March 31, 2015, reflecting collections of receivables. Advances to suppliers were $58.0 million at June 30, 2015, a reduction of $56.8 million from March 31, 2015, as crops were delivered in payment of those balances. Conversely, accounts receivable from unconsolidated affiliates were up $63.9 million from March 31, 2015 levels, reflecting seasonal increases. Customer advances and deposits were down $25.9 million over March 31, 2015 levels, reflecting shipments to customers.

Compared to June 30, 2014 levels, accounts receivable increased by $18.4 million, reflecting shipments on prior sales. Advances to suppliers were down $19.2 million compared to the same period in the prior year on weaker local currency rates in some origins and timing of advances in Asia, and accounts receivable - unconsolidated affiliates were down $16.4 million on later crop purchases in certain origins. Lower green tobacco costs and delayed crop purchases also drove reduced accounts payable and customer advances, down $26.1 million and $56.8 million, respectively, in the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014.

Investing Activities

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During the quarters ended June 30, 2015 and 2014, we invested about $14.9 million and $16.8 million, respectively, in our fixed assets. Depreciation expense was approximately $9.1 million and $8.7 million for the quarters ended June 30, 2015 and 2014, respectively. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we undertake projects that increase capital spending beyond those limits when we identify opportunities to improve efficiencies, add value for our customers, and position us for future growth. We currently plan to spend approximately $60 to $65 million over the next twelve months on capital projects for maintenance of our facilities, completion of the new manufacturing facility for our food ingredients business, and other investments to grow and improve our tobacco business.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by about $119.2 million to $330.4 million during the three months ended June 30, 2015, primarily due to seasonal working capital requirements. Net debt as a percentage of net capitalization of approximately 20% at June 30, 2015, was down $140.1 million from 26% at June 30, 2014. Net debt was up from about 13% at March 31, 2015, reflecting normal seasonal expansion. We entered fiscal year 2016 with cash and cash equivalent balances that were $85.3 million higher than the prior fiscal year which reduced our short-term borrowing requirements in the first fiscal quarter. As of June 30, 2015, we had $130.4 million in cash and cash equivalents, our short-term debt totaled $86.6 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of June 30, 2015, we had $430.0 million available under a committed revolving credit facility that will mature in December 2019, and we had about $292.3 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2016. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Our Board of Directors approved our current share repurchase program in November 2013. The program expires in November 2015 and authorizes purchases of up to $100 million of our common and preferred stock. Under the authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. During the three months ended June 30, 2015, we did not purchase any shares of our common or preferred stock. In determining our level of common and preferred share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. As of June 30, 2015, our available authorization under the program was $67.3 million and approximately 22.7 million common shares and 218,490 preferred shares were outstanding.

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2015, the fair value of our outstanding interest rate swap agreements was an asset of about $2.0 million, and the notional amount swapped was approximately $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At June 30, 2015, the fair value of our open contracts was a net liability of about $0.1 million. We had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of about $0.4 million at June 30, 2015.

Results of Operations

Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. The total for segment operating income (loss) referred to in the discussion below is a non-GAAP financial measure. This measure is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income (loss), cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and it may not be comparable to similarly titled measures reported by other companies. We have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 11. "Operating Segments" to the consolidated financial statements in Item 1. We evaluate our segment performance excluding certain significant charges or credits. We believe this measure, which excludes these items that we believe are not indicative of our core operating results, provides investors with important information that is useful in understanding our business results and trends.

We reported a net loss of $5.9 million, or $0.43 per diluted share, for the first quarter of fiscal year 2016, which ended on June 30, 2015. Those results were down from net income of $0.7 million, or a $0.13 per diluted share loss for the first quarter of fiscal year 2015. Results for the first fiscal quarter of 2016 included restructuring costs of $2.4 million ($1.6 million after-tax or $0.07 per diluted share), while results for last year’s first fiscal quarter included an income tax benefit of $8.0 million (or $0.34 per diluted share) arising from a subsidiary’s payment of a portion of a fine following the unsuccessful appeal of a long-running court case. Excluding those items, the first fiscal quarter net loss improved by $2.9 million ($0.11 per diluted share) compared to the same period last year. Segment operating loss of $3.5 million for the quarter also improved by $4.1 million compared to the same period last year mainly as a result of earnings improvements in the North America and Other Regions segments. Revenues for the first fiscal quarter of 2016 of $275.4 million increased by $3.9 million as higher total volumes were partly offset by lower overall green prices, a less favorable product mix, and lower processing revenues.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

The Other Regions segment reported an operating loss of $7.8 million for the quarter ended June 30, 2015, reflecting an improvement of $2.8 million compared with the prior year’s first quarter loss of $10.6 million, primarily as a result of reduced selling, general and administrative costs. Although sales volumes were up for the segment, gross margins were lower due mainly to a less favorable product mix. Selling, general and administrative costs for the segment benefited from the absence of last year’s large value-added tax valuation provision as well as the impact of the stronger U.S. dollar on local currency expenses in Brazil, partially offset by unfavorable currency remeasurement comparisons, particularly in the Philippines. Sales volumes increased modestly in Africa on higher carryover crop sales in Tanzania. Volumes were also up in Asia on a reversal of the prior year’s first quarter shipment timing delays. Conversely, sales volumes declined in Brazil from delays in customer shipment timing, and in Europe, on reduced volumes driven in part by changes in tax regulations affecting cigar products. Revenues for the Other Regions segment of $177.4 million were down by about 10% compared to the same period last year, on higher volumes offset by a less favorable product mix and reduced green leaf tobacco prices, including the effects of the devaluation of local currencies in South America and Europe against the U.S. dollar.

North America

Operating income for the North America segment was up $1.7 million in the quarter ended June 30, 2015, compared to last year’s first quarter, on higher domestic volumes mainly as a result of shipments that were delayed into the first fiscal quarter.

Selling, general, and administrative costs for the North America segment were flat. Revenues for this segment similarly increased by $16.9 million to $48.6 million on those higher volumes partly offset by a less favorable product mix.

Other Tobacco Operations

The Other Tobacco Operations segment operating income for the first quarter of fiscal year 2016 of $0.9 million was down by $0.4 million compared with the same period last year. Results for the dark tobacco operations improved for the quarter, on higher volumes, margin improvement, and a better product mix compared with the prior year. Those results were mostly offset by losses for the special services group, primarily as a result of startup costs for the new food ingredients business, which will commence operations later this year. The oriental joint venture reported lower results for the quarter due to a less favorable product and customer mix despite reduced operating expenses. Revenues for this segment increased by about 17% to $49.4 million driven by the volume improvements in the dark tobacco business, partly offset by lower overall lamina and wrapper prices. Selling, general, and administrative costs for the segment were modestly lower compared with the prior year quarter.

Other Information

Cost of goods sold increased by about 5% to $227.0 million in the quarter ended June 30, 2015, compared with the same period last year, mainly attributable to the higher volumes at lower green leaf costs. Selling, general, and administrative costs for the first fiscal quarter declined by about 20% to $51.3 million on a combination of favorable comparisons to last year’s accruals for value-added tax reserves and benefits from a stronger dollar on local currency costs in Brazil and Europe, net of foreign currency remeasurement and exchange losses in the current fiscal period compared with gains in the prior year, largely in the Africa and Asia regions.
Interest expense of $3.9 million for the first fiscal quarter of 2016 was down about 3% due to the absence of interest paid in the same period last year for the European Commission fine, partly offset by slightly higher average interest rates this year.
The consolidated income tax rate for the first quarter of fiscal year 2016 was 36%, which is comparable to the U.S. federal statutory rate of 35%. Income taxes for the first quarter of fiscal year 2015 were impacted by a non-recurring benefit of $8.0 million arising from the partial payment of the European Commission fine by our Italian subsidiary. Excluding that item, the consolidated income tax rate for last year’s first fiscal quarter was approximately 35%.

General Overview

As we enter the second year of the global leaf oversupply, we are seeing progress in moving towards more balanced markets. Production has come down in most origins. Burley tobacco supply is now balanced, while supply continues to exceed demand for certain qualities and stalk positions of flue-cured tobacco. Although global oversupply conditions have improved, based on customer shipment indications, we believe that volumes will be heavily weighted towards the second half of the fiscal year, similar to last year’s trend. Given this, the first fiscal quarter’s seasonally weak results were expected. However, total volumes shipped, as well as segment operating income, were higher this quarter than the comparable quarter last year.
Crop purchases in Brazil have been progressing at a normal pace, while purchases in some African origins have started more slowly, due in part to crops delayed by weather conditions. In addition, customer orders have been coming in at a slow pace as customers evaluate the global markets. Green leaf tobacco prices have continued to decline this year, particularly in Brazil, Africa, and Europe where currency movements have reduced U.S. dollar-based prices. The lower prices in Brazil have increased demand for that above average quality flue-cured crop and conversely, may reduce demand for tobacco from other origins.

Looking forward, we are continuing to carefully monitor crop purchases this season, and our uncommitted inventories remain well within our normal range. It is still early in the season, but customer orders and indications remain in line with our expectations, and we currently anticipate that lamina volumes for fiscal year 2016 will exceed those of the prior year, barring any unexpected logistical challenges. We also recently announced that commencing with the 2016 crop season, we are scaling down our operations in Zambia, where we have historically contracted with growers to purchase flue-cured crops but do not own processing facilities. This change is a result of continual assessment of our operations to achieve efficiencies and structures that deliver value for all stakeholders and is consistent with industry movements to reduce sourcing complexity.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $87 million at June 30, 2015. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Some of our subsidiaries are involved in litigation or legal matters incidental to their business activities.  While the outcome of these matters cannot be predicted with certainty, we are vigorously defending them and do not currently expect that any of them will have a material adverse effect on our business or financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015. In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock or our Series B 6.75% convertible perpetual preferred stock during the three-month period ended June 30, 2015:

	Common Stock			Series B 6.75% Convertible Perpetual Preferred Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2015	—	$—	—	—	$—	—	$67,276,553
May 1-31, 2015	—	—	—	—	—	—	67,276,553
June 1-30, 2015	—	—	—	—	—	—	67,276,553
Total	—	$—	—	—	$—	—	$67,276,553

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2015 and 2014, (ii) the Consolidated Balance Sheets at June 30, 2015, June 30, 2014 and March 31, 2015, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014 and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2015	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2015 and 2014, (ii) the Consolidated Balance Sheets at June 30, 2015, June 30, 2014 and March 31, 2015, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014 and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith