Form 10-Q
period 2015-09-30
UNIVERSAL CORP /VA/
filed 2015-11-05
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2015, the total number of shares of common stock outstanding was 22,717,448.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$456,382	$464,116	$731,801	$735,588
Costs and expenses
Cost of goods sold	358,288	379,045	585,318	594,977
Selling, general and administrative expenses	60,810	59,809	112,106	123,586
Restructuring and impairment costs	—	3,350	2,389	3,350
Operating income	37,284	21,912	31,988	13,675
Equity in pretax earnings of unconsolidated affiliates	846	3,317	230	3,918
Interest income	205	67	444	210
Interest expense	3,912	4,852	7,796	8,872
Income before income taxes	34,423	20,444	24,866	8,931
Income tax expense (benefit)	9,359	4,960	5,927	(7,078)
Net income	25,064	15,484	18,939	16,009
Less: net income attributable to noncontrolling interests in subsidiaries	(2,599)	(459)	(2,421)	(267)
Net income attributable to Universal Corporation	22,465	15,025	16,518	15,742
Dividends on Universal Corporation convertible perpetual preferred stock	(3,687)	(3,713)	(7,374)	(7,425)
Earnings available to Universal Corporation common shareholders	$18,778	$11,312	$9,144	$8,317

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$0.83	$0.49	$0.40	$0.36
Diluted	$0.81	$0.48	$0.40	$0.35

Weighted average common shares outstanding:
Basic	22,675,323	23,178,082	22,649,270	23,200,589
Diluted	27,850,628	23,508,527	22,936,631	23,521,571

Total comprehensive income, net of income taxes	$19,470	$4,954	$21,850	$6,303
Less: comprehensive (income) loss attributable to noncontrolling interests, net of income taxes	(2,259)	(178)	(1,995)	(230)
Comprehensive income attributable to Universal Corporation, net of income taxes	$17,211	$4,776	$19,855	$6,073

Dividends declared per common share	$0.52	$0.51	$1.04	$1.02

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$68,970	$29,567	$248,783
Accounts receivable, net	303,963	290,162	434,362
Advances to suppliers, net	40,627	70,296	114,883
Accounts receivable—unconsolidated affiliates	59,370	98,707	1,907
Inventories—at lower of cost or market:
Tobacco	999,312	1,164,293	636,488
Other	85,222	100,516	62,195
Prepaid income taxes	19,779	28,138	17,811
Deferred income taxes	31,491	34,560	36,611
Other current assets	75,122	83,754	81,570
Total current assets	1,683,856	1,899,993	1,634,610

Property, plant and equipment
Land	16,583	17,022	16,790
Buildings	252,153	239,568	238,372
Machinery and equipment	585,466	577,064	576,010
	854,202	833,654	831,172
Less: accumulated depreciation	(539,749)	(528,722)	(525,783)
	314,453	304,932	305,389
Other assets
Goodwill and other intangibles	99,049	99,291	99,146
Investments in unconsolidated affiliates	79,995	88,841	76,512
Deferred income taxes	20,661	18,861	6,301
Other noncurrent assets	55,976	68,973	76,515
	255,681	275,966	258,474

Total assets	$2,253,990	$2,480,891	$2,198,473

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$86,095	$359,349	$59,862
Accounts payable and accrued expenses	155,824	154,826	140,112
Accounts payable—unconsolidated affiliates	98	1,150	3,281
Customer advances and deposits	67,100	57,723	30,183
Accrued compensation	18,423	20,272	28,232
Income taxes payable	5,612	11,164	9,243
Current portion of long-term obligations	—	118,750	—
Total current liabilities	333,152	723,234	270,913

Long-term obligations	370,000	230,000	370,000
Pensions and other postretirement benefits	93,588	74,975	97,048
Other long-term liabilities	37,472	34,567	36,790
Deferred income taxes	32,067	39,235	26,628
Total liabilities	866,279	1,102,011	801,379

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 218,490 shares issued and outstanding (219,999 at September 30, 2014 and 218,490 at March 31, 2015)	211,562	213,023	211,562
Common stock, no par value, 100,000,000 shares authorized, 22,680,233 shares issued and outstanding (23,183,259 at September 30, 2014, and 22,593,266 at March 31, 2015)	207,349	207,552	206,002
Retained earnings	1,005,353	971,391	1,020,155
Accumulated other comprehensive loss	(71,657)	(44,001)	(74,994)
Total Universal Corporation shareholders' equity	1,352,607	1,347,965	1,362,725
Noncontrolling interests in subsidiaries	35,104	30,915	34,369
Total shareholders' equity	1,387,711	1,378,880	1,397,094

Total liabilities and shareholders' equity	$2,253,990	$2,480,891	$2,198,473

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,939	$16,009
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	18,362	17,298
Amortization	446	816
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(4,354)	(2,497)
Foreign currency remeasurement loss (gain), net	21,981	7,156
Restructuring and impairment costs	2,389	3,350
Other, net	481	(9,470)
Changes in operating assets and liabilities, net	(202,046)	(386,404)
Net cash used by operating activities	(143,802)	(353,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(28,457)	(30,571)
Proceeds from sale of property, plant and equipment	1,155	983
Net cash used by investing activities	(27,302)	(29,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	23,826	297,507
Repayment of long-term obligations	—	(7,500)
Dividends paid to noncontrolling interests	(1,260)	(1,977)
Issuance of common stock	—	187
Repurchase of common stock	—	(7,202)
Dividends paid on convertible perpetual preferred stock	(7,374)	(7,425)
Dividends paid on common stock	(23,536)	(23,661)
Net cash provided (used) by financing activities	(8,344)	249,929

Effect of exchange rate changes on cash	(365)	(564)
Net decrease in cash and cash equivalents	(179,813)	(133,965)
Cash and cash equivalents at beginning of year	248,783	163,532

Cash and cash equivalents at end of period	$68,970	$29,567

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that most inventory be measured at the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the "estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation." ASU 2015-011 is effective for fiscal years beginning after December 31, 2016. The Company is currently evaluating the impact that the adoption of ASU 2015-11 will have on its consolidated financial statements. ASU 2015-11 will be applied prospectively after the date of adoption, as required by the guidance.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. At September 30, 2015, the Company’s total exposure under guarantees issued by its operating subsidiary for banking facilities of farmers in Brazil was approximately $25 million ($26 million face amount including unpaid accrued interest, less $1 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at September 30, 2015, was the face amount, $26 million including unpaid accrued interest ($35 million at September 30, 2014, and $17 million at March 31, 2015). The fair value of the guarantees was a liability of approximately $1 million at September 30, 2015 ($2 million at September 30, 2014, and $2 million at March 31, 2015). In addition to these guarantees, the Company has other contingent liabilities, primarily related to outstanding letters of credit, totaling approximately $3 million at September 30, 2015.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $12 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $14 million. Those amounts are based on the exchange rate for the Brazilian currency at September 30, 2015. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of September 30, 2015, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $10 million (at the September 30, 2015 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $10 million remaining assessment, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2015.
With respect to the Parana assessment, management of the subsidiary and outside counsel have undertaken the steps required to contest the full amount of the claim. A significant portion of the Parana assessment is based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. On that basis, the range of reasonably possible loss is considered to be zero up to a maximum of $12 million (including accumulated interest), rather than the full amount of the assessment. Based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2015.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $71 million at September 30, 2015, $115 million at September 30, 2014, and $156 million at March 31, 2015. The related valuation allowances totaled $27 million at September 30, 2015, $38 million at September 30, 2014, and $35 million at March 31, 2015, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $4 million and $2 million in the six-month periods ended September 30, 2015 and 2014, respectively. These net recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2015, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $52 million ($69 million at September 30, 2014, and $60 million at March 31, 2015), and the related valuation allowances totaled approximately $21 million ($37 million at September 30, 2014, and $23 million at March 31, 2015). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

NOTE 4.   RESTRUCTURING AND IMPAIRMENT COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.     For the reporting periods ended September 30, 2015 and 2014, all restructuring costs incurred related to operations that are part of the Other Regions reportable segment of the Company's Flue-Cured and Burley Tobacco Operations.

Six Months Ended September 30, 2015

In the first quarter of fiscal year 2016, the Company recorded restructuring and impairment costs totaling $2.4 million related to plans to significantly scale back its operations in Zambia. Those costs included statutory employee termination benefits, impairment charges related to outstanding balances on loans to farmers whose contracts were terminated as a result of the decision, and impairment charges on certain property and equipment. The total restructuring liability related to these costs at September 30, 2015, was $1.6 million, the majority of which the Company expects will be paid before the end of the current fiscal year.

Three and Six Months Ended September 30, 2014

In the second quarter of fiscal year 2015, the Company announced plans to suspend its operations in Argentina. In connection with that decision, during the quarter ended September 30, 2014, the Company's subsidiary in Argentina incurred costs related to employee terminations, as well as costs related to exiting its business arrangements with a supplier. Substantially all operations in Argentina were discontinued effective December 31, 2014. The Company also initiated and completed a program to downsize certain functions at its operations in Brazil during the quarter and recorded employee termination costs in connection with that initiative. Restructuring costs recorded in Argentina and Brazil totaled approximately $3.4 million on a consolidated basis, all of which was paid by the end of fiscal year 2015.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2015	2014	2015	2014

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$22,465	$15,025	$16,518	$15,742
Less: Dividends on convertible perpetual preferred stock	(3,687)	(3,713)	(7,374)	(7,425)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	18,778	11,312	9,144	8,317

Denominator for basic earnings per share
Weighted average shares outstanding	22,675,323	23,178,082	22,649,270	23,200,589

Basic earnings per share	$0.83	$0.49	$0.40	$0.36

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$18,778	$11,312	$9,144	$8,317
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,687	—	—	—
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	22,465	11,312	9,144	8,317

Denominator for diluted earnings per share
Weighted average shares outstanding	22,675,323	23,178,082	22,649,270	23,200,589
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,848,766	—	—	—
Employee share-based awards	326,539	330,445	287,361	320,982
Denominator for diluted earnings per share	27,850,628	23,508,527	22,936,631	23,521,571

Diluted earnings per share	$0.81	$0.48	$0.40	$0.35

For the six months ended September 30, 2015 and the three- and six-month periods ended September 30, 2014, conversion of the Company's outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effects would have been antidilutive. The Company had the following potentially dilutive securities (stock appreciation rights) outstanding for the six months ended September 30, 2015 and 2014 that were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

	Six Months Ended September 30,
	2015	2014

Potentially dilutive securities	133,600	169,000
Weighted-average exercise price	$62.66	$62.66

NOTE 6.   INCOME TAXES

The Company is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company's consolidated effective income tax rate on pretax earnings is affected by a number of factors, including the mix of domestic and foreign earnings, the effect of exchange rate changes on deferred taxes, and the Company’s ability to utilize foreign tax credits.
The consolidated effective income tax rate was approximately 27% for the quarter ended September 30, 2015, compared to 24% for the quarter ended September 30, 2014. The effective rate for both quarters was lower than the 35% U.S. federal statutory rate, primarily due to a lower effective tax rate on dividend income from unconsolidated operations, as well as the effect of changes in exchange rates on deferred income tax assets and liabilities of foreign subsidiaries. The reduction in the effective rate created by those items was more significant for the quarter ended September 30, 2014, primarily because pretax earnings were lower for that period.

The comparison of the consolidated effective income tax rates for the six-month periods ended September 30, 2015 and 2014 is affected by an income tax benefit of $8 million recorded in the prior year period, arising from the ability of a subsidiary to pay a significant portion of a fine and related interest charges that were settled during that period following the unsuccessful appeal of a case involving anti-competitive activities in the Italian tobacco market. Although the portion of the fine paid by the subsidiary was not deductible for income tax purposes in its local tax jurisdiction, it reduced the subsidiary’s cumulative undistributed earnings and the associated consolidated tax liability, resulting in the $8 million benefit in the Company’s consolidated income tax provision. Excluding this discrete item in the prior year, the consolidated effective income tax rate was 24% for the six months ended September 30, 2015, compared to 10% for the six months ended September 30, 2014. The effective tax rates for both periods benefited from the lower effective tax rate on dividend income from unconsolidated operations and from the effect of exchange rate changes on deferred income tax assets and liabilities; however, the effect of those items was more significant for the six months ended September 30, 2014 due to the lower pretax earnings for that period.

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

Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2014. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At September 30, 2015, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
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

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first six months of fiscal years 2016 and 2015, was as follows:

	Six Months Ended September 30,
(in millions of dollars)	2015	2014

Tobacco purchases	$19.8	$53.8
Processing costs	5.6	12.3
Total	$25.4	$66.1

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

Purchases of the 2015 crop in Brazil were completed in August 2015, and all forward contracts to hedge those purchases matured and settled by that time. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at September 30, 2015, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2016.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at September 30, 2015 and 2014, and March 31, 2015, were approximately $114.0 million, $89.8 million, and $80.4 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three- and six-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2015	2014	2015	2014

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(9,732)	$50	$(6,056)	$(109)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,341)	$(199)	$(2,676)	$(406)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$101	$47	$1,283	$1,700
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$344	$1,208	$358	$1,459
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(673)	$30	$745	$257
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$10,524	$4,176	$8,380	$2,881
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $0.6 million remained in accumulated other comprehensive loss at September 30, 2015. That balance reflects gains and losses on contracts related to the 2015 crop, less the amount reclassified to earnings related to tobacco sold through September 30, 2015. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2016 as the related tobaccos are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2015 and 2014, and March 31, 2015:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		Sept. 30, 2015	Sept. 30, 2014	March 31, 2015		Sept. 30, 2015	Sept. 30, 2014	March 31, 2015

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$6,430	$638	$3,050

Forward foreign currency exchange contracts	Other current assets	—	—	106	Accounts payable and accrued expenses	—	—	396
Total		$—	$—	$106		$6,430	$638	$3,446

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$4,354	$5,172	$5,148	Accounts payable and accrued expenses	$12	$109	$183
Total		$4,354	$5,172	$5,148		$12	$109	$183

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

At September 30, 2015 and 2014, and at March 31, 2015, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	September 30, 2015
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,574	$—	$1,574
Trading securities associated with deferred compensation plans	18,359	—	—	18,359
Forward foreign currency exchange contracts	—	4,354	—	4,354
Total financial assets measured and reported at fair value	$18,359	$5,928	$—	$24,287

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,356	$1,356
Interest rate swap agreements	—	6,430	—	6,430
Forward foreign currency exchange contracts	—	13	—	13
Total financial liabilities measured and reported at fair value	$—	$6,443	$1,356	$7,799

	September 30, 2014
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,527	$—	$1,527
Trading securities associated with deferred compensation plans	20,039	—	—	20,039
Forward foreign currency exchange contracts	—	5,172	—	5,172
Total financial assets measured and reported at fair value	$20,039	$6,699	$—	$26,738

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,797	$1,797
Interest rate swap agreements	—	638	—	638
Forward foreign currency exchange contracts	—	109	—	109
Total financial liabilities measured and reported at fair value	$—	$747	$1,797	$2,544

	March 31, 2015
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$86,552	$—	$86,552
Trading securities associated with deferred compensation plans	20,692	—	—	20,692
Forward foreign currency exchange contracts	—	5,254	—	5,254
Total financial assets measured and reported at fair value	$20,692	$91,806	$—	$112,498

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,674	$1,674
Interest rate swap agreements	—	3,050	—	3,050
Forward foreign currency exchange contracts	—	579	—	579
Total financial liabilities measured and reported at fair value	$—	$3,629	$1,674	$5,303

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2015 and 2014 is provided below.

	Six Months Ended September 30,
(in thousands of dollars)	2015	2014

Balance at beginning of year	$1,674	$2,270
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(1,841)	(2,392)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	1,821	2,022
Change in discount rate and estimated collection period	33	36
Currency remeasurement	(331)	(139)
Balance at end of period	$1,356	$1,797

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $370 million at September 30, 2015, $350 million at September 30, 2014, and $370 million at March 31, 2015. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2015	2014	2015	2014

Service cost	$1,479	$1,327	$106	$114
Interest cost	2,347	2,656	392	481
Expected return on plan assets	(3,577)	(3,535)	(15)	(26)
Curtailment gain	—	—	—	(1,503)
Net amortization and deferral	1,199	780	(44)	(133)
Net periodic benefit cost	$1,448	$1,228	$439	$(1,067)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2015	2014	2015	2014

Service cost	$2,962	$2,661	$214	$228
Interest cost	4,693	5,325	799	965
Expected return on plan assets	(7,153)	(7,227)	(30)	(52)
Curtailment gain	—	—	—	(1,503)
Net amortization and deferral	2,398	1,560	(88)	(266)
Net periodic benefit cost	$2,900	$2,319	$895	$(628)

The net periodic benefit cost for the Company's pension and other postretirement benefit plans has increased from the prior fiscal year, primarily reflecting actuarial losses from lower market discount rates applicable to the most recent actuarial measurement of benefit liabilities and from lower expected long-term asset returns due to changes made during fiscal year 2015 to move toward a liability-driven investment strategy for the assets in the Company's U.S. ERISA-regulated defined benefit pension plan. The curtailment gain reflected in the above table for the three and six months ended September 30, 2014 was attributable to the elimination of postretirement life insurance benefits for active U.S. employees.

During the six months ended September 30, 2015, the Company made contributions of approximately $3.8 million to its pension plans. Additional contributions of approximately $8.6 million are expected during the remaining six months of fiscal year 2016, including $2.7 million to the Company's ERISA-regulated U.S. plan and $5.9 million to its non-ERISA regulated and other plans.

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

During the six-month periods ended September 30, 2015 and 2014, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2015	2014

RSUs:
Number granted	67,750	79,950
Grant date fair value	$52.10	$52.78

PSAs:
Number granted	57,750	48,450
Grant date fair value	$45.06	$46.41

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any other types of stock-based compensation.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the six-month periods ended September 30, 2015 and 2014, the Company recorded total stock-based compensation expense of approximately $3.0 million and $3.8 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.3 million during the remaining six months of fiscal year 2016.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2015	2014	2015	2014

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$49,421	$53,308	$97,993	$85,006
Other Regions (1)	371,032	371,669	548,433	569,241
Subtotal	420,453	424,977	646,426	654,247
Other Tobacco Operations (2)	35,929	39,139	85,375	81,341
Consolidated sales and other operating revenues	$456,382	$464,116	$731,801	$735,588

OPERATING INCOME
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$3,783	$4,278	$7,199	$5,957
Other Regions (1)	34,202	21,661	26,355	11,086
Subtotal	37,985	25,939	33,554	17,043
Other Tobacco Operations (2)	145	2,640	1,053	3,900
Segment operating income	38,130	28,579	34,607	20,943
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)	(846)	(3,317)	(230)	(3,918)
Restructuring and impairment costs (4)	—	(3,350)	(2,389)	(3,350)
Consolidated operating income	$37,284	$21,912	$31,988	$13,675

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

(4)	Restructuring and impairment costs are excluded from segment operating income, but are included in consolidated operating income in the consolidated statements of income and comprehensive income.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the six months ended September 30, 2015 and 2014:

	Six Months Ended September 30,
(in thousands of dollars)	2015	2014
Foreign currency translation:
Balance at beginning of year	$(31,138)	$(8,476)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(1,155) and $4,921)	2,147	(9,138)
Less: Net gain (loss) on foreign currency translation attributable to noncontrolling interests	426	(37)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	2,573	(9,175)
Balance at end of period	$(28,565)	$(17,651)

Foreign currency hedge:
Balance at beginning of year	$(1,834)	$769
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(878) and $571)	1,629	(1,060)
Reclassification of gain to earnings (net of tax expense of $90 and $385) (1)	(166)	(715)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,463	(1,775)
Balance at end of period	$(371)	$(1,006)

Interest rate hedge:
Balance at beginning of year	$(1,982)	$(608)
Other comprehensive income (loss) attributable to Universal Corporation:
Net loss on derivative instruments (net of tax benefit of $2,120 and $38)	(3,937)	(69)
Reclassification of loss to earnings (net of tax benefit of $(936) and $(142)) (2)	1,740	263
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,197)	194
Balance at end of period	$(4,179)	$(414)

Pension and other postretirement benefit plan:
Balance at beginning of year	$(40,040)	$(26,017)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(844) and $(550)) (3)	1,498	1,087
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,498	1,087
Balance at end of period	$(38,542)	$(24,930)

Total accumulated other comprehensive income (loss) at end of period	$(71,657)	$(44,001)
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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the six months ended September 30, 2015 and 2014 is as follows:

	Six Months Ended September 30, 2015			Six Months Ended September 30, 2014
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,362,725	$34,369	$1,397,094	$1,378,230	$32,662	$1,410,892
Changes in common stock
Issuance of common stock	—	—	—	187	—	187
Repurchase of common stock	—	—	—	(1,143)	—	(1,143)
Accrual of stock-based compensation	3,020	—	3,020	3,755	—	3,755
Withholding of shares from stock-based compensation for grantee income taxes	(2,037)	—	(2,037)	(2,009)	—	(2,009)
Dividend equivalents on RSUs	364	—	364	316	—	316

Changes in retained earnings
Net income	16,518	2,421	18,939	15,742	267	16,009
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(7,374)	—	(7,374)	(7,425)	—	(7,425)
Common stock	(23,582)	—	(23,582)	(23,644)	—	(23,644)
Repurchase of common stock	—	—	—	(6,059)	—	(6,059)
Dividend equivalents on RSUs	(364)	—	(364)	(316)	—	(316)

Other comprehensive income (loss)	3,337	(426)	2,911	(9,669)	(37)	(9,706)
Dividends paid to noncontrolling shareholders	—	(1,260)	(1,260)	—	(1,977)	(1,977)
Balance at end of period	$1,352,607	$35,104	$1,387,711	$1,347,965	$30,915	$1,378,880

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

Liquidity and Capital Resources

Overview

The first six months of the fiscal year is generally a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs in the quarter ended September 30, 2015, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Similar to the prior fiscal year, we expect shipments to be heavily weighted to the second half of the fiscal year which may extend the duration of our working capital needs in some origins.

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

Operating Activities
We used $143.8 million in net cash flows to fund our operating activities during the six months ended September 30, 2015. That amount was $209.9 million lower than the level we required during the same period last fiscal year mainly due to lower overall green leaf prices and purchase volumes and shipment timing. Tobacco inventory increased by $362.8 million from March 31, 2015 levels on seasonal leaf purchases to $999.3 million at September 30, 2015. Tobacco inventory levels were $165.0 million below September 30, 2014 levels, largely due to lower overall green leaf prices, particularly in Brazil due to currency devaluation, earlier shipments from some origins in Africa and Asia, and shipments of carryover crops in the first half of this fiscal year. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At September 30, 2015, our uncommitted inventories were $146.7 million, or about 15% of total tobacco inventory, compared to $151.1 million, or about 24% of our March 31, 2015 inventory, and $171.5 million, or about 15% of our September 30, 2014 inventory. The level of these uncommitted inventories percentages is influenced by timing of farmer deliveries of new crops, as well as the timing of customer orders.

Our balance sheet accounts reflected seasonal patterns in the quarter ended September 30, 2015, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances decreased by $179.8 million from March 31, 2015 levels as we used cash to fund seasonal working capital needs. Accounts receivable decreased by $130.4 million compared to March 31, 2015, reflecting collections of receivables. Advances to suppliers were $40.6 million at September 30, 2015, a reduction of $74.3 million from March 31, 2015, as crops were delivered in payment of those balances. Conversely, accounts receivable from unconsolidated affiliates were up $57.5 million from March 31, 2015 levels, reflecting seasonal increases. Customer advances and deposits were up $36.9 million over March 31, 2015 levels, reflecting deposits against upcoming crop shipments.

Compared to September 30, 2014 levels, advances to suppliers were down $29.7 million on weaker local currency rates in some origins and timing of collections on advances. Accounts receivable - unconsolidated affiliates were $59.4 million at September 30, 2015, a decrease of $39.3 million on reduced crop purchases in certain origins.

Investing Activities

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During the six months ended September 30, 2015 and 2014, we invested about $28.5 million and $30.6 million, respectively, in our fixed assets. Depreciation expense was approximately $18.4 million and $17.3 million for the six months ended September 30, 2015 and 2014, respectively. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we undertake projects that increase capital spending beyond those limits when we identify opportunities to improve efficiencies, add value for our customers, and position us for future growth. We currently plan to spend approximately $45 to $50 million over the next twelve months on capital projects for maintenance of our facilities, completion of the new manufacturing facility for our food ingredients business, and other investments to grow and improve our tobacco business.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including the current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by about $243.0 million to $454.2 million during the six months ended September 30, 2015, primarily due to seasonal working capital requirements. Net debt as a percentage of net capitalization of approximately 25% at September 30, 2015, was down from the September 30, 2014 level of approximately 35% and was up from about 13% at March 31, 2015, reflecting normal seasonal expansion. We entered fiscal year 2016 with cash and cash equivalent balances that were $85.3 million higher than the prior fiscal year which reduced our short-term borrowing requirements in the first six months of the fiscal year. Our borrowing needs were further reduced by lower green tobacco costs this fiscal year. As of September 30, 2015, we had $69.0 million in cash and cash equivalents, our short-term debt totaled $86.1 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of September 30, 2015, we had $410.0 million available under a committed revolving credit facility that will mature in December 2019, and we had about $292.4 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2016. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

In November 2013, our Board of Directors approved a $100 million share repurchase program that was replaced in November 2015. The purchases under this program were carried out from time to time on the open market at prices not exceeding prevailing market rates. During the six months ended September 30, 2015, we did not purchase any shares of our common or preferred stock. On November 5, 2015, we announced that our Board of Directors had approved a new authorization for the purchase of up to $100 million in equity securities through November 15, 2017. The purchases may be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common and preferred share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. As of September 30, 2015, approximately 22.7 million shares of our common stock and 218,490 shares of our preferred stock were outstanding.

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2015, the fair value of our outstanding interest rate swap agreements was a liability of about $6.4 million, and the notional amount swapped was approximately $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At September 30, 2015, we had no open hedge contracts for those purposes. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of about $4.3 million at September 30, 2015.

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
Net income for the first half of fiscal year 2016, which ended on September 30, 2015, was $16.5 million, or $0.40 per diluted share, compared with $15.7 million, or $0.35 per diluted share for the same period last year. Results for the six months ended September 30, 2015, included restructuring and impairment costs of $2.4 million ($0.07 per diluted share). Last year’s results for the six months ended September 30, 2014, included an income tax benefit of $8.0 million (or $0.34 per diluted share), arising from a subsidiary’s payment of a portion of a fine following the unsuccessful appeal of a long-running court case, and restructuring costs of $3.4 million ($0.09 per diluted share). Excluding those items in both years, net income for the six months increased $8.1 million ($0.37 per diluted share) compared to the same period last year. For the second fiscal quarter ended September 30, 2015, net income was $22.5 million, or $0.81 per diluted share, compared with net income for the prior year’s second quarter of $15.0 million, or $0.48 per diluted share.

Segment operating income for the first half of fiscal year 2016 was $34.6 million, an increase of $13.7 million, and for the quarter ended September 30, 2015, was $38.1 million, an increase of $9.6 million, both compared to the same periods last fiscal year. Those increases resulted primarily from earnings improvements in the Other Regions segment, offset in part by declines in the Other Tobacco Operations segment. Consolidated revenues decreased by 1% to $731.8 million for the first half of fiscal year 2016, and by 2% to $456.4 million for the three months ended September 30, 2015, compared to the same periods in the prior year, mostly as a result of higher volumes offset by lower average green prices, as well as lower processing revenues.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment increased by $15.3 million to $26.4 million for the first half of fiscal year 2016, compared to the first half of the prior fiscal year. The improvement was largely attributable to reduced selling, general, and administrative costs, although higher sales volumes for the segment and better overall margins in most regions also contributed to the earnings increase. Sales from carryover crops in Africa and higher volumes in Asia helped mitigate declining volumes and the effect of devaluation of local currencies on U.S. dollar-translated results for the Europe region. The South America region saw positive cost comparisons in the first half of the year from the suspension of operations in Argentina last year. Selling, general, and administrative expenses for the segment improved on the absence of last year’s large value-added tax valuation provision, lower incentive compensation costs, and the impact of a stronger U.S. dollar on local currency expenses. These improvements were partially offset by higher net currency remeasurement and exchange losses, mainly in Africa and Asia, and the costs incurred in the current quarter to settle third party challenges to the property rights and valuation of a large tract of forestry land. Revenues for the Other

Regions segment for the six months ended September 30, 2015 were down about 4% to $548.4 million, reflecting the higher volumes at lower average green leaf prices for the segment as a whole, as well as a decline in processing revenues.

Operating income for the Other Regions segment increased $12.6 million to $34.2 million in the quarter ended September 30, 2015, compared with the quarter ended September 30, 2014. A combination of stronger sales volumes, lower inventory writedowns, lower green leaf costs, a better product mix, and lower local-currency factory overheads contributed to improved margins for the segment. Selling, general, and administrative expenses declined slightly for this segment in the second fiscal quarter as lower incentive compensation costs and the positive effect of the stronger U.S. dollar on other local currency-denominated overheads were partly offset by the costs to settle third party challenges to the property rights and valuation of a large tract of forestry land. Revenues for the Other Regions segment declined slightly by $0.6 million to $371.0 million in the quarter ended September 30, 2015, compared with the prior year, on higher total volumes and a better mix, offset by lower average green prices and processing revenues.

North America

North America segment operating income of $7.2 million for the six months ended September 30, 2015, increased by $1.2 million, compared with the same period in the previous year. The improvement was driven by higher domestic volumes, mainly from carryover crop sales in the first fiscal quarter. Selling, general and administrative costs were higher for the period, but were flat as a percentage of sales. Segment revenues for the first half of fiscal year 2016 increased by $13.0 million to $98.0 million on those higher volumes, offset by modest declines in processing revenues and a less favorable product mix.

Segment operating income for the second quarter of fiscal year 2016 of $3.8 million was down by $0.5 million from last year’s comparable quarter. The earnings decline was mainly driven by higher selling, general, and administrative costs, including variances related to provisions for supplier advances and currency remeasurement losses in Mexico. Second quarter fiscal year 2016 revenues declined by about 7% to $49.4 million for the segment, mainly from lower sales and processing volumes.

Other Tobacco Operations

For the first half of fiscal year 2016, the Other Tobacco Operations segment’s operating income decreased by $2.8 million to $1.1 million from results for the same period last fiscal year. Earnings improved for the dark tobacco operations on higher volumes, as well as better margins and lower compensation costs. That improvement was offset by reduced earnings for the oriental joint venture due to lower volumes, partly resulting from later shipments this fiscal year, and higher currency remeasurement losses. In addition, the special services group incurred losses primarily on continuing startup costs for the new food ingredients business. Selling, general, and administrative costs for the segment were flat for the first half of the current fiscal year compared with the previous year. Revenues for the Other Tobacco Operations segment increased by $4.0 million to $85.4 million for the first half of fiscal year 2016, as the stronger volumes for the dark tobacco operations were partly offset by volume declines due to the timing of shipments of oriental tobaccos into the United States.

The Other Tobacco Operations segment operating income declined by $2.5 million to $0.1 million for the quarter ended September 30, 2015, compared with the same period for the previous fiscal year. Results for the dark tobacco business improved slightly for the second fiscal quarter, on better margins and stronger service cutting volumes. Selling, general, and administrative costs in the second fiscal quarter for the segment were negatively impacted by higher costs for the special services group and from higher currency remeasurement and exchange losses, mainly in the dark tobacco operations. Results in the fiscal quarter were down for the oriental joint venture on reduced volumes, due in part to shipments delayed into the second half of the fiscal year, and higher currency remeasurement losses, despite lower administrative costs for the period. Revenues for the segment declined by $3.2 million to $35.9 million for the second fiscal quarter as the improvements for the dark tobacco business were outweighed by lower sales volumes due to the timing of shipments of oriental tobaccos into the United States, compared to the same period in the prior year.

Other Information

Cost of goods sold decreased by about 2% to $585.3 million for the first half, and by about 5% to $358.3 million for the second quarter of fiscal year 2016. For both periods, the reductions reflect the lower revenues in the respective periods, from lower overall leaf prices, and improved margins. The second fiscal quarter was also influenced by an improved product mix and lower inventory writedowns.

Selling, general, and administrative costs decreased by $11.5 million in the first half of fiscal year 2016 and increased by $1.0 million for the second fiscal quarter compared with the same periods in the prior fiscal year. In both periods, benefits were achieved from a combination of items, including favorable comparisons to last year’s accruals for value-added tax reserves, lower loss provisions on advances to suppliers, lower incentive compensation costs, and reductions in local currency-denominated expenses from devaluation of foreign currencies, mainly in South America and Africa. Expense increases in the periods were driven by larger currency remeasurement losses, mainly in Africa and Asia, and the costs incurred in the current quarter to settle third party challenges to the property rights and valuation of a large tract of forestry land.

The consolidated effective income tax rates were approximately 27% and 24% for the quarters ended September 30, 2015 and 2014, respectively. The consolidated effective tax rate for the six-month period ended September 30, 2015, was approximately 24%. Income taxes for the first half of fiscal year 2015 were impacted by a non-recurring benefit of $8.0 million arising from the partial payment of the European Commission fine by our Italian subsidiary in June 2014.  Excluding that item, the consolidated effective tax rate for the six months ended September 30, 2014, was approximately 10%. The rates for all periods were lower than the 35% federal statutory rate because of lower net effective tax rates on income from certain foreign subsidiaries, as well as effects of changes in local currency exchange rates on deferred income tax balances.

General Overview

We are pleased with the performance of our operations in the first half of this year, which has progressed as expected given the lingering effects of an oversupplied market. Our results for the six months ended September 30, 2015, include higher sales volumes, lower overhead costs, and better overall margins in our key operating regions, due in part to efforts in recent years to improve efficiencies and reduce costs in our business. We continue to support supply chain efficiencies such as in Poland where we recently announced an agreement to assume processing of tobaccos in crop year 2015 for a major customer, giving rise to improved processing efficiencies in that country.

We still anticipate that total lamina sales volumes from the current year’s crops will slightly exceed those of last year. Similar to last year, we expect strong shipments in the second half of the fiscal year, but this year we expect much heavier volumes will ship in the fourth fiscal quarter. Due to this later timing, and depending upon factors such as port and container availability, some shipments may fall into the first fiscal quarter of 2017.

We are monitoring weather conditions around the world that will likely have a negative impact on 2016 crop quality and production levels. As a result of the recent heavy rains and hail in southern Brazil from an El Nino weather pattern, we have reduced production projections for both flue-cured and burley in that country by about 8%. The smaller crop sizes could decrease our buying program there next year. The same weather pattern may also affect Africa, decreasing rainfall and impacting crop sizes and quality. We believe that the combination of this weather pattern and reduced plantings in some origins will bring markets largely into balance in fiscal year 2017.

Construction of the processing facility for our new food ingredients business has been substantially completed, and we expect to begin commercial production in our third fiscal quarter. In addition, as we begin the second half of our fiscal year, we believe we are well-positioned with low uncommitted inventories and a strong balance sheet, and we continue to reward our shareholders as evidenced by our 45th consecutive annual dividend increase announced earlier today.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $86 million at September 30, 2015. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock or our Series B 6.75% convertible perpetual preferred stock during the three-month period ended September 30, 2015:

	Common Stock			Series B 6.75% Convertible Perpetual Preferred Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1-31, 2015	—	$—	—	—	$—	—	$67,276,553
August 1-31, 2015	—	—	—	—	—	—	67,276,553
September 1-30, 2015	—	—	—	—	—	—	67,276,553
Total	—	$—	—	—	$—	—	$67,276,553

(1)
Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2013. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program was replaced in November 2015 when our Board of Directors approved a new authorization for the purchase of up to $100 million in common and/or preferred stock through November 15, 2017, or when we have exhausted the funds authorized for the program.

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended September 30, 2015 and 2014, (ii) the Consolidated Balance Sheets at September 30, 2015, September 30, 2014 and March 31, 2015, (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014 and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 5, 2015	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended September 30, 2015 and 2014, (ii) the Consolidated Balance Sheets at September 30, 2015, September 30, 2014 and March 31, 2015, (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014 and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith