Form 10-Q
period 2015-12-31
UNIVERSAL CORP /VA/
filed 2016-02-03
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 29, 2016, the total number of shares of common stock outstanding was 22,717,448.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$584,592	$758,054	$1,316,393	$1,493,642
Costs and expenses
Cost of goods sold	464,686	610,482	1,050,004	1,205,459
Selling, general and administrative expenses	54,081	53,539	166,187	177,125
Other income	(3,390)	—	(3,390)	—
Restructuring and impairment costs	—	1,143	2,389	4,493
Operating income	69,215	92,890	101,203	106,565
Equity in pretax earnings (loss) of unconsolidated affiliates	2,326	(527)	2,556	3,391
Interest income	452	148	896	358
Interest expense	3,937	4,637	11,733	13,509
Income before income taxes	68,056	87,874	92,922	96,805
Income tax expense	21,441	29,797	27,368	22,719
Net income	46,615	58,077	65,554	74,086
Less: net income attributable to noncontrolling interests in subsidiaries	(2,081)	(5,038)	(4,502)	(5,305)
Net income attributable to Universal Corporation	44,534	53,039	61,052	68,781
Dividends on Universal Corporation convertible perpetual preferred stock	(3,687)	(3,712)	(11,061)	(11,137)
Cost in excess of carrying value on repurchase of convertible perpetual stock	—	(18)	—	(18)
Earnings available to Universal Corporation common shareholders	$40,847	$49,309	$49,991	$57,626

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$1.80	$2.13	$2.20	$2.49
Diluted	$1.60	$1.87	$2.18	$2.43

Weighted average common shares outstanding:
Basic	22,717,043	23,095,861	22,671,943	23,165,553
Diluted	27,854,908	28,291,017	22,957,050	28,339,431

Total comprehensive income, net of income taxes	$19,470	$4,954	$21,850	$6,303
Less: comprehensive loss attributable to noncontrolling interests, net of income taxes	(2,259)	(178)	(1,995)	(230)
Comprehensive income attributable to Universal Corporation, net of income taxes	$17,211	$4,776	$19,855	$6,073

Dividends declared per common share	$0.53	$0.52	$1.57	$1.54

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$167,625	$120,315	$248,783
Accounts receivable, net	267,632	290,234	434,362
Advances to suppliers, net	84,905	106,563	114,883
Accounts receivable—unconsolidated affiliates	762	342	1,907
Inventories—at lower of cost or market:
Tobacco	965,917	1,011,234	636,488
Other	65,123	74,791	62,195
Prepaid income taxes	16,359	13,842	17,811
Deferred income taxes	25,303	40,588	36,611
Other current assets	67,456	80,683	81,570
Total current assets	1,661,082	1,738,592	1,634,610

Property, plant and equipment
Land	22,870	16,868	16,790
Buildings	256,970	239,177	238,372
Machinery and equipment	591,292	580,026	576,010
	871,132	836,071	831,172
Less: accumulated depreciation	(545,518)	(530,731)	(525,783)
	325,614	305,340	305,389
Other assets
Goodwill and other intangibles	99,035	99,220	99,146
Investments in unconsolidated affiliates	75,351	82,341	76,512
Deferred income taxes	21,999	12,358	6,301
Other noncurrent assets	53,953	60,975	76,515
	250,338	254,894	258,474

Total assets	$2,237,034	$2,298,826	$2,198,473

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$65,894	$116,771	$59,862
Accounts payable and accrued expenses	132,572	146,516	140,112
Accounts payable—unconsolidated affiliates	21,768	12,500	3,281
Customer advances and deposits	41,209	65,450	30,183
Accrued compensation	20,681	20,469	28,232
Income taxes payable	8,568	12,596	9,243
Current portion of long-term obligations	—	—	—
Total current liabilities	290,692	374,302	270,913

Long-term obligations	370,000	370,000	370,000
Pensions and other postretirement benefits	90,643	73,052	97,048
Other long-term liabilities	33,179	34,077	36,790
Deferred income taxes	33,324	42,843	26,628
Total liabilities	817,838	894,274	801,379

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 218,490 shares issued and outstanding (219,596 at December 31, 2014 and 218,490 at March 31, 2015)	211,562	212,633	211,562
Common stock, no par value, 100,000,000 shares authorized, 22,717,448 shares issued and outstanding (23,839,717 at December 31, 2014, and 22,593,266 at March 31, 2015)	206,941	205,699	206,002
Retained earnings	1,033,986	997,380	1,020,155
Accumulated other comprehensive loss	(70,439)	(47,168)	(74,994)
Total Universal Corporation shareholders' equity	1,382,050	1,368,544	1,362,725
Noncontrolling interests in subsidiaries	37,146	36,008	34,369
Total shareholders' equity	1,419,196	1,404,552	1,397,094

Total liabilities and shareholders' equity	$2,237,034	$2,298,826	$2,198,473

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,554	$74,086
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	27,221	26,355
Amortization	668	1,635
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(1,026)	668
Foreign currency remeasurement loss (gain), net	21,492	14,231
Fair value gain upon acquisition of partner's interest in joint venture	(3,390)	—
Restructuring and impairment costs	2,389	4,493
Other, net	17,336	(719)
Changes in operating assets and liabilities, net	(123,781)	(122,372)
Net cash provided (used) by operating activities	6,463	(1,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(38,504)	(43,207)
Purchase of partner's interest in joint venture, net of cash held by the business	(5,964)	—
Proceeds from sale of property, plant and equipment	1,380	3,791
Other	(398)	—
Net cash used by investing activities	(43,486)	(39,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	4,168	57,075
Issuance of long-term obligations	—	370,000
Repayment of long-term obligations	—	(356,250)
Dividends paid to noncontrolling interests	(1,260)	(1,977)
Issuance of common stock	—	187
Repurchase of convertible perpetual preferred stock	—	(349)
Repurchase of common stock	—	(20,473)
Dividends paid on convertible perpetual preferred stock	(11,061)	(11,137)
Dividends paid on common stock	(35,349)	(35,485)
Debt issuance costs and other	—	(2,985)
Net cash used by financing activities	(43,502)	(1,394)

Effect of exchange rate changes on cash	(633)	(784)
Net decrease in cash and cash equivalents	(81,158)	(43,217)
Cash and cash equivalents at beginning of year	248,783	163,532

Cash and cash equivalents at end of period	$167,625	$120,315

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that most inventory be measured at the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the "estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation." ASU 2015-11 is effective for fiscal years beginning after December 31, 2016. The Company is currently evaluating the impact that the adoption of ASU 2015-11 will have on its consolidated financial statements. ASU 2015-11 will be applied prospectively after the date of adoption, as required by the guidance.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. ASU 2015-17 requires that deferred tax liabilities, deferred tax assets, and valuation allowances be classified as noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company will make the required balance sheet presentation change upon early adoption of ASU 2015-17 effective for the quarter ending March 31, 2016.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 “Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities” ("ASU 2016-01"). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of ASU 2016-01 will have on its consolidated financial statements.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. At December 31, 2015, the Company’s total exposure under guarantees issued by its operating subsidiary for banking facilities of farmers in Brazil was approximately $26 million ($27 million face amount including unpaid accrued interest, less $1 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at December 31, 2015, was the face amount, $27 million including unpaid accrued interest ($38 million at December 31, 2014, and $17 million at March 31, 2015). The fair value of the guarantees was a liability of approximately $1 million at December 31, 2015 ($2 million at December 31, 2014, and $2 million at March 31, 2015). In addition to these guarantees, the Company has other contingent liabilities, primarily related to outstanding letters of credit, totaling approximately $2 million at December 31, 2015.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $12 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $14 million. Those amounts are based on the exchange rate for the Brazilian currency at December 31, 2015. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of December 31, 2015, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $11 million (at the December 31, 2015 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $11 million remaining assessment, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2015.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim, and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $4 million at the December 31, 2015 exchange rate, reflecting a substantial reduction from the original $14 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have taken the necessary steps to challenge the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $4 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2015.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $116 million at December 31, 2015, $153 million at December 31, 2014, and $156 million at March 31, 2015. The related valuation allowances totaled $28 million at December 31, 2015, $40 million at December 31, 2014, and $35 million at March 31, 2015, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $1 million in the nine-month period ended December 31, 2015, but increased by net provisions for uncollectible amounts of approximately $1 million in the nine-month period ended December 31, 2014. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2015, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $51 million ($66 million at December 31, 2014, and $60 million at March 31, 2015), and the related valuation allowances totaled approximately $19 million ($32 million at December 31, 2014, and $23 million at March 31, 2015). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Acquisition of Partner's Interest in Tobacco Processing Joint Venture
For a number of years, the Company has held a 50% joint venture ownership interest in Procesadora Unitab, S.A., a tobacco processing entity in Guatemala. On December 23, 2015, the Company acquired the 50% interest held by its joint venture partner for $6.0 million in cash. In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”),

the transaction was accounted for using the acquisition method of accounting, which required the Company to record all underlying assets and liabilities of the entity at their fair values as of the transaction date and to consolidate the financial statements of the entity.  Based on those fair values, the Company recorded a pretax gain of $3.4 million on the transaction during the quarter ended December 31, 2015, which is reported in Other Income in the consolidated statements of income and comprehensive income. The purchase price of the newly-acquired 50% interest approximated fair value, and the gain resulted from remeasuring the Company’s original 50% ownership interest in the entity to fair value. No goodwill or identifiable intangible assets were recorded as part of the transaction, and acquisition-related costs were not significant.
The pro forma result of operations of the combined companies would not be materially different from the Company’s historical results, and the revenues and earnings of the acquired entity since the date of acquisition are not material.  The allocation of the fair values to the net assets acquired is complete. Based on the nature of its operations, the net assets of the acquired entity are comprised primarily of property, plant, and equipment, and the fair values recorded for those assets based primarily on a third-party appraisal totaled approximately $12.0 million. The acquired entity is included in the Company’s North America operating segment.

NOTE 4.   RESTRUCTURING AND IMPAIRMENT COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.     For the reporting periods ended December 31, 2015 and 2014, all restructuring costs incurred related to operations that are part of the Other Regions reportable segment of the Company's Flue-Cured and Burley Tobacco Operations.

Nine Months Ended December 31, 2015

In the first quarter of fiscal year 2016, the Company recorded restructuring and impairment costs totaling $2.4 million related to plans to significantly scale back its operations in Zambia. Those costs included statutory employee termination benefits, impairment charges related to outstanding balances on loans to farmers whose contracts were terminated as a result of the decision, and impairment charges on certain property and equipment. The total restructuring liability related to these costs at December 31, 2015, was $1.1 million, the majority of which the Company expects will be paid before the end of the current fiscal year.

Three and Nine Months Ended December 31, 2014

In the second quarter of fiscal year 2015, the Company announced plans to suspend its operations in Argentina. In connection with that decision, during the quarter ended December 31, 2014, the Company's subsidiary in Argentina incurred costs related to employee terminations, as well as costs related to exiting its business arrangements with a supplier. Substantially all operations in Argentina were discontinued effective December 31, 2014. The Company also initiated and completed a program to downsize certain functions at its operations in Brazil during fiscal year 2015 and recorded employee termination costs in connection with that initiative. Restructuring costs totaled approximately $1.1 million and $4.5 million, respectively, for the quarter and nine months ended December 31, 2014 on a consolidated basis, all of which was paid by the end of fiscal year 2015.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2015	2014	2015	2014

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$44,534	$53,039	$61,052	$68,781
Less: Dividends on convertible perpetual preferred stock	(3,687)	(3,712)	(11,061)	(11,137)
Less: Cost in excess of carrying value on repurchases of convertible perpetual preferred stock	—	(18)	—	(18)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	40,847	49,309	49,991	57,626

Denominator for basic earnings per share
Weighted average shares outstanding	22,717,043	23,095,861	22,671,943	23,165,553

Basic earnings per share	$1.80	$2.13	$2.20	$2.49

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$40,847	$49,309	$49,991	$57,626
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,687	3,712	—	11,137
Add: Cost in excess of carrying value on repurchases of convertible perpetual preferred stock	—	18	—	18
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	44,534	53,039	49,991	68,781

Denominator for diluted earnings per share
Weighted average shares outstanding	22,717,043	23,095,861	22,671,943	23,165,553
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,857,262	4,852,940	—	4,845,818
Employee share-based awards	280,603	342,216	285,107	328,060
Denominator for diluted earnings per share	27,854,908	28,291,017	22,957,050	28,339,431

Diluted earnings per share	$1.60	$1.87	$2.18	$2.43

For the nine months ended December 31, 2015, conversion of the Company's outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effects would have been antidilutive. The Company had the following potentially dilutive securities (stock appreciation rights) outstanding for the nine months ended December 31, 2015 and 2014 that were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

	Nine Months Ended December 31,
	2015	2014

Potentially dilutive securities	133,600	160,800
Weighted-average exercise price	$62.66	$61.86

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
The consolidated effective income tax rate was approximately 32% for the quarter ended December 31, 2015, compared to 34% for the quarter ended December 31, 2014. The effective rate for both quarters was lower than the 35% U.S. federal statutory rate, primarily due to the effect of changes in exchange rates on deferred income tax assets and liabilities of foreign subsidiaries.

The consolidated effective income tax rate for the nine months ended December 31, 2015 was approximately 29%, compared to 23% for the nine months ended December 31, 2014. The effective income tax rate for the nine-month period ended December 31, 2014 was affected by an income tax benefit of $8 million recorded in the prior year period, arising from the ability of a subsidiary to pay a significant portion of a fine and related interest charges that were settled during that period following the unsuccessful appeal of a case involving anti-competitive activities in the Italian tobacco market. Although the portion of the fine paid by the subsidiary was not deductible for income tax purposes in its local tax jurisdiction, it reduced the subsidiary’s cumulative undistributed earnings and the associated consolidated tax liability, resulting in the $8 million benefit in the Company’s consolidated income tax provision. Excluding this discrete item, the consolidated effective income tax rate for the nine months ended December 31, 2014 was approximately 32%. The effective tax rates for both nine-month periods benefited from a lower effective tax rate on dividend income from unconsolidated operations and from the effect of exchange rate changes on deferred income tax assets and liabilities of foreign subsidiaries. The effect of the exchange rate changes was more significant for the nine months ended December 31, 2015.

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

Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2014. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At December 31, 2015, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
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

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first nine months of fiscal years 2016 and 2015, was as follows:

	Nine Months Ended December 31,
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

Purchases of the 2015 crop in Brazil were completed in August 2015, and all forward contracts to hedge those purchases matured and settled by that time. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at December 31, 2015, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2016.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at December 31, 2015 and 2014, and March 31, 2015, were approximately $56.8 million, $109.0 million, and $80.4 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three- and nine-month periods ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2015	2014	2015	2014

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$3,529	$2	$(2,527)	$(107)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,328)	$(636)	$(4,004)	$(1,042)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$—	$—	$1,283	$1,700
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$362	$1,148	$720	$2,607
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$745	$257
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(2,366)	$3,552	$6,014	$6,433
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $0.3 million remained in accumulated other comprehensive loss at December 31, 2015. That balance reflects gains and losses on contracts related to the 2015 crop, less the amount reclassified to earnings related to tobacco sold through December 31, 2015. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2016 as the related tobaccos are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2015 and 2014, and March 31, 2015:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2015	December 31, 2014	March 31, 2015		December 31, 2015	December 31, 2014	March 31, 2015

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$1,573	$—	$3,050

Forward foreign currency exchange contracts	Other current assets	—	—	106	Accounts payable and accrued expenses	—	—	396
Total		$—	$—	$106		$1,573	$—	$3,446

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$540	$6,075	$5,148	Accounts payable and accrued expenses	$90	$270	$183
Total		$540	$6,075	$5,148		$90	$270	$183

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

At December 31, 2015 and 2014, and at March 31, 2015, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	December 31, 2015
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$26,578	$—	$26,578
Trading securities associated with deferred compensation plans	18,907	—	—	18,907
Forward foreign currency exchange contracts	—	540	—	540
Total financial assets measured and reported at fair value	$18,907	$27,118	$—	$46,025

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,469	$1,469
Interest rate swap agreements	—	1,573	—	1,573
Forward foreign currency exchange contracts	—	90	—	90
Total financial liabilities measured and reported at fair value	$—	$1,663	$1,469	$3,132

	December 31, 2014
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$1,546	$—	$1,546
Trading securities associated with deferred compensation plans	20,417	—	—	20,417
Forward foreign currency exchange contracts	—	6,075	—	6,075
Total financial assets measured and reported at fair value	$20,417	$7,621	$—	$28,038

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,989	$1,989
Forward foreign currency exchange contracts	—	270	—	270
Total financial liabilities measured and reported at fair value	$—	$270	$1,989	$2,259

	March 31, 2015
(in thousands of dollars)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$—	$86,552	$—	$86,552
Trading securities associated with deferred compensation plans	20,692	—	—	20,692
Forward foreign currency exchange contracts	—	5,254	—	5,254
Total financial assets measured and reported at fair value	$20,692	$91,806	$—	$112,498

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,674	$1,674
Interest rate swap agreements	—	3,050	—	3,050
Forward foreign currency exchange contracts	—	579	—	579
Total financial liabilities measured and reported at fair value	$—	$3,629	$1,674	$5,303

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2015 and 2014 is provided below.

	Nine Months Ended December 31,
(in thousands of dollars)	2015	2014

Balance at beginning of year	$1,674	$2,270
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(1,826)	(2,392)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	1,851	2,332
Change in discount rate and estimated collection period	76	83
Currency remeasurement	(306)	(304)
Balance at end of period	$1,469	$1,989

Long-term Obligations

The fair value of the Company’s long-term obligations, including the current portion, was approximately $370 million at each of the balance sheet dates December 31, 2015, December 31, 2014, and March 31, 2015. The Company estimates the fair value of its long-term obligations using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2015	2014	2015	2014

Service cost	$1,469	$1,296	$106	$108
Interest cost	2,345	2,629	387	458
Expected return on plan assets	(3,574)	(3,677)	(15)	(26)
Net amortization and deferral	1,201	783	(44)	(133)
Net periodic benefit cost	$1,441	$1,031	$434	$407

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2015	2014	2015	2014

Service cost	$4,431	$3,957	$320	$336
Interest cost	7,038	7,954	1,186	1,423
Expected return on plan assets	(10,727)	(10,904)	(45)	(78)
Curtailment gain	—	—	—	(1,503)
Net amortization and deferral	3,599	2,343	(132)	(399)
Net periodic benefit cost	$4,341	$3,350	$1,329	$(221)

The net periodic benefit cost for the Company's pension and other postretirement benefit plans has increased from the prior fiscal year, primarily reflecting actuarial losses from lower market discount rates applicable to the most recent actuarial measurement of benefit liabilities and from lower expected long-term asset returns due to changes made during fiscal year 2015 to move toward a liability-driven investment strategy for the assets in the Company's U.S. ERISA-regulated defined benefit pension plan. The curtailment gain reflected in the above table for the nine months ended December 31, 2014 was attributable to the elimination of postretirement life insurance benefits for active U.S. employees.

During the nine months ended December 31, 2015, the Company made contributions of approximately $10.6 million to its pension plans. Additional contributions of approximately $1.8 million are expected during the remaining three months of fiscal year 2016, including $1.4 million to the Company's ERISA-regulated U.S. plan and $0.4 million to its non-ERISA regulated and other plans.

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

During the nine-month periods ended December 31, 2015 and 2014, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2015	2014

RSUs:
Number granted	67,750	80,950
Grant date fair value	$52.10	$52.67

PSAs:
Number granted	57,750	48,450
Grant date fair value	$45.06	$46.41

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any other types of stock-based compensation.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the nine-month periods ended December 31, 2015 and 2014, the Company recorded total stock-based compensation expense of approximately $4.2 million and $4.8 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.1 million during the remaining three months of fiscal year 2016.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2015	2014	2015	2014

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$81,463	$118,844	$179,456	$203,850
Other Regions (1)	460,729	604,100	1,009,162	1,173,341
Subtotal	542,192	722,944	1,188,618	1,377,191
Other Tobacco Operations (2)	42,400	35,110	127,775	116,451
Consolidated sales and other operating revenues	$584,592	$758,054	$1,316,393	$1,493,642

OPERATING INCOME
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$5,750	$15,864	$12,949	$21,821
Other Regions (1)	61,318	78,958	87,673	90,044
Subtotal	67,068	94,822	100,622	111,865
Other Tobacco Operations (2)	1,083	(1,316)	2,136	2,584
Segment operating income	68,151	93,506	102,758	114,449
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	(2,326)	527	(2,556)	(3,391)
Restructuring and impairment costs (4)	—	(1,143)	(2,389)	(4,493)
Add: Other income (5)	3,390	—	3,390	—
Consolidated operating income	$69,215	$92,890	$101,203	$106,565

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

(5)
Other income represents a gain from remeasuring to fair value the Company's original 50% ownership interest in Procesadora Unitab, S.A., a tobacco processing joint venture in Guatemala, upon acquiring the 50% interest held by the Company's joint venture partner. This item is excluded from segment operating income, but is included in consolidated operating income in the consolidated statements of income and comprehensive income.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended December 31,
(in thousands of dollars)	2015	2014
Foreign currency translation:
Balance at beginning of year	$(31,138)	$(8,476)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax benefit of $319 and $6,928)	(508)	(12,925)
Less: Net loss on foreign currency translation attributable to noncontrolling interests	465	18
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(43)	(12,907)
Balance at end of period	$(31,181)	$(21,383)

Foreign currency hedge:
Balance at beginning of year	$(1,834)	$769
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(464) and $1,001)	861	(1,858)
Reclassification of gain (loss) to earnings (net of tax expense (benefit) of $(188) and $118) (1)	352	(219)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,213	(2,077)
Balance at end of period	$(621)	$(1,308)

Interest rate hedge:
Balance at beginning of year	$(1,982)	$(608)
Other comprehensive income (loss) attributable to Universal Corporation:
Net loss on derivative instruments (net of tax benefit of $885 and $38)	(1,643)	(69)
Reclassification of loss to earnings (net of tax benefit of $(1,402) and $(365)) (2)	2,603	677
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	960	608
Balance at end of period	$(1,022)	$—

Pension and other postretirement benefit plan:
Balance at beginning of year	$(40,040)	$(26,017)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(1,257) and $(806)) (3)	2,425	1,540
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	2,425	1,540
Balance at end of period	$(37,615)	$(24,477)

Total accumulated other comprehensive loss at end of period	$(70,439)	$(47,168)

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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the nine months ended December 31, 2015 and 2014 is as follows:

	Nine Months Ended December 31, 2015			Nine Months Ended December 31, 2014
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,362,725	$34,369	$1,397,094	$1,378,230	$32,662	$1,410,892
Changes in preferred stock
Repurchase of Series B 6.75% convertible perpetual preferred stock	—	—	—	(390)	—	(390)

Changes in common stock
Issuance of common stock	—	—	—	187	—	187
Repurchase of common stock	—	—	—	(4,218)	—	(4,218)
Accrual of stock-based compensation	4,157	—	4,157	4,810	—	4,810
Withholding of shares from stock-based compensation for grantee income taxes	(3,737)	—	(3,737)	(2,009)	—	(2,009)
Dividend equivalents on RSUs	519	—	519	483	—	483

Changes in retained earnings
Net income	61,052	4,502	65,554	68,781	5,305	74,086
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(11,061)	—	(11,061)	(11,137)	—	(11,137)
Common stock	(35,641)	—	(35,641)	(35,522)	—	(35,522)
Repurchase of Series B 6.75% convertible perpetual preferred stock	—	—	—	(18)	—	(18)
Repurchase of common stock	—	—	—	(17,334)	—	(17,334)
Dividend equivalents on RSUs	(519)	—	(519)	(483)	—	(483)

Other comprehensive income (loss)	4,555	(465)	4,090	(12,836)	18	(12,818)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(1,260)	(1,260)	—	(1,977)	(1,977)
Balance at end of period	$1,382,050	$37,146	$1,419,196	$1,368,544	$36,008	$1,404,552

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

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in the first half of the fiscal year, we generally see inventory levels and other working capital items decrease in the second half of our fiscal year as crops in Africa and South America are being shipped. Although December 31, 2015 working capital levels remained above September 30, 2015 levels, we saw the beginning of the seasonal contraction in our working capital by the end of the third fiscal quarter. Tobacco inventory levels declined, cash flow used by operations decreased, and cash balances increased in the three months ended December 31, 2015. We funded our working capital needs for the nine months ended December 31, 2015, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Similar to the prior fiscal year, we expect shipments to be heavily weighted to the second half of the fiscal year, with more shipments occurring in the fourth fiscal quarter this year, which may extend the duration of our working capital needs in some origins.

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

Operating Activities
Our operations generated $6.5 million in net cash flows during the nine months ended December 31, 2015. That amount was $8.1 million higher than during the same period last fiscal year. Working capital requirements in the nine months ended December 31, 2015 and 2014, respectively, were comparable. Tobacco inventory increased by $329.4 million from March 31, 2015 levels on seasonal leaf purchases to $965.9 million at December 31, 2015. Tobacco inventory levels were $45.3 million below December 31, 2014 levels, largely due to lower purchase volumes and overall green leaf prices, partially offset by earlier and increased burley tobacco purchases in the United States and later timing of shipments from some origins. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At December 31, 2015, our uncommitted inventories were $132.4 million, or about 14% of total tobacco inventory, compared to $151.1 million, or about 24% of our March 31, 2015 inventory, and $136.8 million, or about 14% of our December 31, 2014 inventory. The level of these uncommitted inventories percentages is influenced by timing of farmer deliveries of new crops, as well as the timing of customer orders.

Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2015, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances decreased by $81.2 million from March 31, 2015 levels, as we used cash to fund seasonal working capital needs. Accounts receivable decreased by $166.7 million compared to March 31, 2015, reflecting collections of receivables. Advances to suppliers were $84.9 million at December 31, 2015, a reduction of $30.0 million from March 31, 2015, as crops were delivered in payment of those balances, net of new advances on current crops.

Accounts receivable were $267.6 million at December 31, 2015, a decrease of $22.6 million from December 31, 2014 levels mostly on lower sales volumes. Compared to December 31, 2014 levels, advances to suppliers were down $21.7 million on weaker local currency rates in some origins, timing of collections on advances, and suspension of our Zambian operations.

Investing Activities

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During the nine months ended December 31, 2015 and 2014, we invested about $38.5 million and $43.2 million, respectively, in our property, plant and equipment, inclusive of expenditures for the construction of our new manufacturing facility for our food ingredients business. We also purchased a partner’s interest in a joint venture for $6.0 million. Depreciation expense was approximately $27.2 million and $26.4 million for the nine months ended December 31, 2015 and 2014, respectively. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we undertake projects that increase capital spending beyond those limits when we identify opportunities to improve efficiencies, add value for our customers, and position us for future growth. We currently plan to spend approximately $45 to $50 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by about $98.2 million to $309.5 million during the nine months ended December 31, 2015, primarily due to seasonal working capital requirements. Net debt as a percentage of net capitalization of approximately 18% at December 31, 2015, was down from the December 31, 2014 level of approximately 24% and was up from about 13% at March 31, 2015, reflecting normal seasonal expansion. We entered fiscal year 2016 with cash and cash equivalent balances that were $85.3 million higher than the prior fiscal year which reduced our short-term borrowing requirements in the first nine months of the fiscal year. Our borrowing needs were further reduced by lower green tobacco costs this fiscal year. As of December 31, 2015, we had $167.6 million in cash and cash equivalents, our short-term debt totaled $65.9 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of December 31, 2015, we had $430.0 million available under a committed revolving credit facility that will mature in December 2019, and we had about $292 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2016 or 2017. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

In November 2013, our Board of Directors approved a $100 million share repurchase program that was replaced in November 2015. The purchases under this program were carried out from time to time on the open market at prices not exceeding prevailing market rates. On November 5, 2015, we announced that our Board of Directors had approved a new authorization for the purchase of up to $100 million in equity securities through November 15, 2017. The purchases may be carried out from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common and preferred share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the nine months ended December 31, 2015, we did not purchase any shares of our common or preferred stock. As of December 31, 2015, approximately 22.7 million shares of our common stock and 218,490 shares of our preferred stock were outstanding.

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2015, the fair value of our outstanding interest rate swap agreements was a liability of about $1.6 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At December 31, 2015, we had no open hedge contracts for those purposes. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of about $0.5 million at December 31, 2015.

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

Net income for the nine months ended December 31, 2015, was $61.1 million, or $2.18 per diluted share, compared with $68.8 million, or $2.43 per diluted share for the same period last year, reflecting changes in shipping patterns discussed in General Overview below. Those results included certain non-recurring items, detailed in Other Items below, which totaled $0.03 and $0.18 per diluted share for the nine-month periods ended December 31, 2015 and 2014, respectively. For the quarter ended December 31, 2015, net income was $44.5 million, or $1.60 per diluted share, compared with net income for the prior year’s third fiscal quarter of $53.0 million, or $1.87 per diluted share. Those results also included certain non-recurring items, detailed in Other Items below, which totaled $0.08 and ($0.03) per diluted share for the quarters ended December 31, 2015 and 2014, respectively.

Segment operating income was $102.8 million for the nine months ended December 31, 2015, a decrease of $11.7 million from the prior year’s comparable period, mainly due to lower results in the North America and Other Regions segments. Consolidated revenues decreased by 12% to $1.3 billion for the nine-month period, reflecting lower green prices, a modest decline in sales volumes, and lower processing revenues. Segment operating income was down by 27% to $68.2 million for the three months ended December 31, 2015, compared with the prior year’s third fiscal quarter, which included strong volumes from shipments delayed from the first half of that fiscal year.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment decreased by $2.4 million to $87.7 million for the nine months ended December 31, 2015, compared to the same period of the prior fiscal year. Lower sales volumes, primarily in South America and lower green leaf prices reduced overall revenues for the segment, but segment gross margins improved on a percentage basis. While the segment benefited from higher carryover crop sales in some origins, the later timing of some current crop shipments, which have been delayed into the fourth fiscal quarter, reduced sales volumes in the nine months ended December 31, 2015. The impact of lower volumes on the segment was partially mitigated by lower local currency costs in some origins and fewer inventory writedowns. Reduced selling, general, and administrative expenses buoyed results significantly for the segment, as benefits from lower incentive compensation costs, lower customer claims, and the absence of last year’s large value-added tax valuation provision outweighed higher net currency remeasurement and exchange losses, primarily in Africa and Asia. Revenues for the Other Regions segment for the nine months ended December 31, 2015, were down about 14% to $1.0 billion, reflecting modestly lower volumes at lower average green leaf prices for the segment as a whole.

Operating income for the Other Regions segment declined $17.6 million to $61.3 million in the quarter ended December 31, 2015, compared with the previous year’s third fiscal quarter. Sales volume decreases in nearly all of the segment’s regions were the primary factor in the decline, in comparison with the unusually large volumes shipped in the third quarter of fiscal 2015. A combination of lower inventory writedowns, lower green leaf costs, and lower local-currency factory overheads contributed to an improved margin percentage for the segment. Selling, general, and administrative expenses increased modestly for this segment in the third fiscal quarter, mostly driven by unfavorable comparisons to last year’s reversal of accruals for value-added tax reserves and a gain on a sale of property, largely offset by lower customer claims and incentive compensation costs. Revenues for the Other Regions segment declined by 24% to $460.7 million in the quarter ended December 31, 2015, compared with the prior fiscal year, on the lower total volumes and lower average green prices.

North America

North America segment operating income of $12.9 million for the nine months and $5.8 million for the three months ended December 31, 2015, decreased by $8.9 million and $10.1 million, respectively, compared with the same periods in the previous fiscal year. Volumes were higher for the nine-month period in part due to old crop sales in the first fiscal quarter, but decreased in the three-month period. The product mix was less favorable in both periods compared with the prior fiscal year. Significantly lower processing volumes also impacted both periods in the current fiscal year, due largely to the previously announced changes in business with Philip Morris International in the United States from a toll processing model to sales of processed tobacco. These changes impact the timing of earnings recognition, as sales under the new model are recorded when the product ships. The majority of the 2015 current crop volumes sold under this new arrangement are expected to ship in the first quarter of fiscal 2017. Selling, general and administrative costs were flat for the nine-month period and declined modestly for the third fiscal quarter. Segment revenues were down by 12% to $179.5 million and by about 31% to $81.5 million for the nine and three-month periods ended December 31, 2015, respectively. In both periods, the decline was influenced by the lower toll processing revenues and a less favorable product mix from higher by-product sales.

Other Tobacco Operations

For the nine months ended December 31, 2015, the Other Tobacco Operations segment’s operating income decreased by $0.4 million to $2.1 million from results for the same period last fiscal year. Earnings improved for the dark tobacco operations on higher volumes, as well as better margins and lower overhead costs. That improvement was offset by reduced earnings, despite higher volumes, for the oriental joint venture mostly due to higher tax accruals and higher currency remeasurement losses. In addition, the special services group incurred losses primarily on startup and production testing costs for the new food ingredients business. Selling, general, and administrative costs for the segment were up slightly for the nine months ended December 31, 2015, compared with the previous fiscal year. Revenues for the Other Tobacco Operations segment increased by $11.3 million to $127.8 million for the period, as the stronger volumes for the dark tobacco operations were partly offset by lower overall green leaf prices.

The Other Tobacco Operations segment operating income improved by $2.4 million to $1.1 million for the quarter ended December 31, 2015, compared with the same period for the previous fiscal year. Results for the dark tobacco business improved for the third fiscal quarter, mainly on higher volumes from earlier timing of shipments in the current year, as well as lower overhead costs, despite inventory writedowns in Indonesia from tobacco damaged by volcanic ash. Results in the third fiscal quarter also improved for the oriental joint venture on higher volumes, mostly due to timing of shipments delayed into the third fiscal quarter this year compared with the prior year. Selling, general, and administrative costs in the third quarter for the segment were relatively flat. Revenues for the segment increased by $7.3 million to $42.4 million for the third fiscal quarter on the higher volumes for the dark tobacco business, as well as increased volumes due to the timing of shipments of oriental tobaccos into the United States compared to the same period in the prior year

Other Items

Cost of goods sold decreased by about 13% to $1.1 billion for the nine months, and by about 24% to $464.7 million for the third fiscal quarter ended December 31, 2015. For both periods, the reductions reflect the lower sales revenues in the respective periods, from reduced volumes and lower overall green leaf prices.

Selling, general, and administrative costs decreased by $10.9 million for the nine months ended December 31, 2015, and increased by $0.5 million for the third fiscal quarter of 2016 compared with the same periods in the prior fiscal year. In the nine-month period, benefits were achieved from a combination of items, including favorable comparisons to last year’s accruals for value-

added tax reserves, lower loss provisions on advances to suppliers, lower incentive compensation costs, and reductions in local currency-denominated expenses from devaluation of foreign currencies, mainly in South America and Africa. Those benefits were partially offset by higher currency remeasurement and exchange losses, mainly in Africa and Asia, and costs incurred to settle third party challenges to the property rights and valuation of a large tract of forestry land. The increase in expense in the third fiscal quarter of 2016 was mostly driven by unfavorable comparisons to last year’s reversal of accruals for value-added tax reserves and a gain on a sale of property last year, offset in part by lower customer claims in the current year’s third fiscal quarter.

Results for the nine months ended December 31, 2015, included restructuring and impairment costs of $2.4 million ($0.07 per diluted share) and a gain of $3.4 million ($0.10 per diluted share) on remeasuring the Company’s interest in a tobacco processing joint venture to fair value upon acquiring our partner’s 50% ownership in the third fiscal quarter. Last year’s results for the nine months ended December 31, 2014, included an income tax benefit of $8.0 million ($0.28 per diluted share), arising from a subsidiary’s payment of a portion of a fine, and restructuring costs of $4.5 million ($0.10 per diluted share). Results for the three months ended December 31, 2015, included the gain mentioned above, and for the three months ended December 31, 2014, results included restructuring costs of $1.1 million ($0.03 per diluted share).

The consolidated effective income tax rates were approximately 32% and 34% for the quarters ended December 31, 2015 and 2014, respectively. In both periods, rates were lower than the federal statutory rates due to the favorable impact of local currency devaluation on deferred income taxes in certain foreign operations, mainly in Brazil. The consolidated effective tax rate for the nine-month period ended December 31, 2015, was approximately 29% compared to about 23% for the prior year comparable period. Income taxes for the nine-month period of fiscal year 2015 were impacted by a non-recurring benefit of $8.0 million arising from the partial payment of the European Commission fine by our Italian subsidiary in June 2014. In both years, the nine-month period was also influenced by lower net effective tax rates on income from certain foreign subsidiaries, as well as effects of changes in local currency exchange rates on deferred income tax balances.

General Overview

As we discussed last quarter, our shipping patterns continue to be more weighted toward the second half of the fiscal year. Our volumes increased during the first half of the current fiscal year compared to the prior year, but as anticipated, our third fiscal quarter volumes this year were weaker in comparison to last year’s pattern. Last year’s high third quarter volumes reflected shipments delayed from the first and second fiscal quarters due to a later start to the crop season and slower timing of shipping instructions that year. In the current fiscal year, the third quarter volumes returned to more historic norms. Furthermore, our second half sales volumes this year are heavily skewed to the fourth fiscal quarter, continuing a trend in customer shipping patterns that has become more pronounced in recent years.

Despite the reduced volumes that impacted our comparable results for the third fiscal quarter, our fiscal year-to-date gross profit margin percentage was slightly higher than last year’s comparable period, and our selling, general, and administrative costs were down about 6%. Our uncommitted inventories were well within our target range at about 14%, and our net debt at December 31, 2015 was more than $120 million lower than the prior year level. We are still expecting the current fiscal year’s lamina sales volumes to slightly exceed last year’s, however, we have a large amount of tobacco scheduled to ship in the fourth fiscal quarter. As a result, we may encounter logistical challenges that could push some of those volumes into the first fiscal quarter of 2017 as carryover crop sales. Our new food ingredient facility has begun commercial production, and we are working with customers on the extensive process of qualifying our processing plant and juice products.

We have lowered our industry leaf production estimates for the 2016 crop year.  We are now forecasting an 11% decline in flue-cured crops produced outside of China and a 6% decline in burley crops, both in comparison to the 2015 crop year.  The El Nino weather pattern has negatively impacted crop production levels in Brazil, and this weather pattern also has the potential to affect African crops.  We believe that production declines resulting from this weather pattern, combined with reduced plantings in some origins, will bring markets largely into balance in fiscal year 2017. While we are pleased to see the movement away from the oversupplied conditions that have characterized the past two years, we remain cautious in our future crop planning and contracting commitments in order to remain in alignment with the global leaf requirements of our customers.

We continue to work with our longstanding customers to find ways to improve supply chain efficiencies in origins where such opportunities are available. Our latest such move was the recent purchase of our former joint venture partner’s share of Procesadora Unitab S.A., the sole leaf processing operation in Guatemala. We expect to continue to fulfill our former partner’s leaf requirements in that origin. We are pleased to be able to support this market, which is part of our North America segment.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $66 million at December 31, 2015. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock or our Series B 6.75% convertible perpetual preferred stock during the three-month period ended December 31, 2015:

	Common Stock			Series B 6.75% Convertible Perpetual Preferred Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2015	—	$—	—	—	$—	—	$67,276,553
November 1-30, 2015	—	—	—	—	—	—	100,000,000
December 1-31, 2015	—	—	—	—	—	—	100,000,000
Total	—	$—	—	—	$—	—	$100,000,000

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2015 and 2014, (ii) the Consolidated Balance Sheets at December 31, 2015, December 31, 2014 and March 31, 2015, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014 and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 3, 2016	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2015 and 2014, (ii) the Consolidated Balance Sheets at December 31, 2015, December 31, 2014 and March 31, 2015, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014 and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith