Form 10-K
period 2016-03-31
UNIVERSAL CORP /VA/
filed 2016-05-27
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2016
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
Large accelerated filer ☑      Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2015, the last day of the registrant's most recently completed second fiscal quarter, was approximately $1.1 billion.
As of May 20, 2016, the total number of shares of common stock outstanding was 22,717,735.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the 2016 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

UNIVERSAL CORPORATION
FORM 10-K

General
This Annual Report on Form 10-K, which we refer to herein as our Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may make written or oral forward-looking statements from time to time, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; and general economic, political, market, and weather conditions. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.
This Annual Report uses the terms “Universal,” “the Company,” “we,” “us,” and “our” to refer to Universal Corporation and its subsidiaries when it is not necessary to distinguish among Universal Corporation and its various operating subsidiaries or when any distinction is clear from the context in which it is used.
See the “Results of Operations” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of segment operating income, a non-GAAP financial measure that we refer to in this Annual Report on Form 10-K and consider useful in understanding our business results and trends.

PART I
Item 1.   Business

A.	The Company
Overview
We are the leading global leaf tobacco supplier. We operate in over 30 countries on five continents and procure, finance, process, pack, store and ship leaf tobacco and other agri-products. Tobacco has been our principal focus since our founding in 1918. The largest portion of our business involves procuring and processing flue-cured and burley leaf tobacco for manufacturers of consumer tobacco products. We do not manufacture any consumer products. Rather, we support consumer product manufacturers by selling them processed raw products and performing related services for them. Our reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco- and non-tobacco-related services. We generated approximately $2.1 billion in consolidated revenues and earned $186.1 million in total segment operating income in fiscal year 2016. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

Key Operating Principles
We believe that by following several key operating principles we can continue to produce good financial returns from our business and enhance shareholder value. These key operating principles are:

•
Strategic market position. We work closely with both our customers and suppliers to ensure that we deliver a product that meets our customers' needs while cultivating a strong, sustainable supplier base. We balance purchases of leaf tobacco against indicated customer demand and maintain global procurement and production operations to maximize supply chain efficiencies.

•
Strong local management. Having strong local management in all of our key supply origins allows us to identify and react to constantly shifting market conditions. Empowered and experienced local management, coupled with global coordination, affords us the flexibility and knowledge necessary to adapt quickly in order to continually deliver high quality, competitively-priced products and services.

•
Compliant products. Customers expect a sustainable supply of compliant, traceable, competitively-priced product, and we believe that we lead in delivering these products. Among other initiatives, we invest in training farmers in good agricultural practices that encompass crop quality, environmental stewardship and agricultural labor standards.

•
Diversified sources. We operate in over 30 countries on five continents and maintain a presence in all major flue-cured, burley, oriental, and dark air-cured tobacco origin markets. This global presence allows us to meet our customers' diverse leaf requirements while minimizing the effects of adverse crop conditions and other localized supply disruptions.

•
Financial strength. Financial strength is critical and enables us to fund our global operations efficiently and to facilitate investment when suitable opportunities arise. Management of liquidity, interest expense and capital costs provides us with a competitive advantage and affords us flexibility when responding to customer requirements and market changes.

Additional Information
Our website address is www.universalcorp.com. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the SEC. Access to these filings on our website is available free of charge. Copies are also available, without charge, from Universal Corporation Investor Relations, 9201 Forest Hill Avenue, Richmond, VA 23235. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We also post our press releases on our website. Information on our website is not deemed to be incorporated by reference into this Annual Report.
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
General
Our primary business is procuring, financing, processing, packing, storing, and shipping leaf tobacco for sale to manufacturers of consumer tobacco products. Procuring leaf tobacco involves contracting with, providing agronomy support to, and financing farmers in many origins. We do not manufacture cigarettes or other consumer tobacco products. Rather, we support consumer product manufacturers by selling them processed leaf tobacco and performing related services for them. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing origins around the world, we contract, purchase, process, and sell flue-cured and burley tobaccos, as well as dark air-cured and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, smokeless, and pipe tobacco products. We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, service cutting for select manufacturers, manufacturing reconstituted leaf tobacco, and managing just-in-time inventory.
Several important operating factors characterize our company and our primary business, leaf tobacco:

•	Experience dealing with large numbers of farmers,

•	Expertise in delivering a sustainable supply of compliant, traceable, competitively-priced leaf tobacco,

•	Capability to meet unique customer requirements for style, volume and quality,

•	Longstanding customer relationships,

•	Presence in all major leaf tobacco sourcing areas, and

•	Financial strength and flexibility.

In addition to our leaf tobacco business, we are involved in other agribusiness opportunities. We participate in a joint venture that supplies liquid nicotine, manufactured in the United States, to the vapor products industry. During fiscal year 2015, we entered a new business to produce high-quality dehydrated and juiced fruit and vegetable products. Initially, this business is focusing on producing value-added ingredients derived from sweet potatoes. When looking at new opportunities, we seek prospects where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. For example, with our food ingredients business, we identified a business that we believe will enhance the value of our company, build on our expertise as a business-to-business supplier of agricultural ingredients to companies that produce consumer products, and support tobacco farmers who grow sweet potatoes as a rotational crop.
With respect to our leaf tobacco business, we generate our revenues from product sales of processed, packed tobacco that we source, from processing fees for tobacco owned by third parties, and from fees for other services. Sales to our five largest customers, with whom we have longstanding relationships, have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years.  Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2016, our flue-cured and burley operations accounted for 90% of our revenues and 94% of our segment operating income.
We conduct our business in varying degrees in a number of countries, including Bangladesh, Brazil, the Dominican Republic, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Nicaragua, Paraguay, the People’s Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, the United Arab Emirates, the United States, and Zimbabwe. In addition, our oriental tobacco joint venture, Socotab, L.L.C. has operations in Bulgaria, Greece, Macedonia, and Turkey.
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
We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world. Africa, Brazil, and the United States produce approximately 60% of the flue-cured and burley tobacco grown outside of China. We estimate that we have historically handled, through leaf sales or processing, between 35% and 45% of the annual production of such tobaccos in Africa, between 15% and 25% in Brazil, and between 25% and 35% in the United States. These percentages can change from year to year based on the size, price, and quality of the crops. As tobacco growing regions have expanded in Africa, we have handled a larger proportion of the crops there. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in Socotab, L.L.C., a leading supplier of oriental tobaccos. In addition, we maintain a presence, and in certain cases, a leading presence, in virtually all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position. The efficiencies that we offer our customers, due to our established network of operational expertise and infrastructure on the ground and our ability to market most styles and grades of leaf to a diverse customer base, are also key to our success.
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
Sales are made by our sales force and, to a much smaller degree, through the use of commissioned agents. Most customers are long-established tobacco product manufacturers. Customer contract arrangements vary around the world and include negotiated pricing as well as cost plus arrangements. Discussions of a customer’s longer-term needs may begin as early as one to two years in advance of a particular crop purchase. These discussions are key to our future crop production planning. Prior to planting each year, we use early customer indications for type, style, processing, and volume requirements for the upcoming season’s crop to help us determine our farmer contracting and grower input needs in our origins. We work with our farmers and customers continually throughout the crop season. As crops progress through the growing season, customers will inspect the crop, and a customer’s early indications may be refined based upon emerging crop qualities and quantities and market pricing expectations. Ultimately, purchase agreements specifying quantity, quality, grade and price are executed, leading to inventory allocations of harvested green or processed leaf that we have acquired.
In the majority of the countries where we operate, we contract directly with tobacco farmers or tobacco farmer cooperatives. In most countries outside the United States, we advance seed, fertilizer, and other agricultural inputs to farmers. These advances are repaid by farmers with the tobacco they produce. We are dedicated to promoting a sustainable farmer base and provide our farmers with agronomy support. Our Good Agricultural Practices programs educate farmers in such matters as the reduction of non-tobacco related materials, product traceability, environmental sustainability, agricultural labor standards, and social responsibility. In Malawi and Zimbabwe, we also purchase some tobacco under auction systems.
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
We normally operate each of our processing plants for seven to nine months of the year. During this period for each region, inventories of green tobacco, inventories of processed tobacco, and trade accounts receivable normally reach peak levels in succession. We normally finance this expansion of current assets with cash, short-term borrowings from banks, and customer advances, and these funding sources normally reach their peak usage in each region during its respective purchasing or processing period. Our balance sheet at our fiscal year end reflects seasonal expansions in working capital in South America and Central America. Our financial performance is also impacted by the seasonality of our business. As a result of customer shipment preferences, we have seen a larger portion of our volumes shipped in the second half of our fiscal year. These changes in customer shipment schedules or changes in crop timing in a season can also shift recognition of revenue in a given fiscal year.
Customers
A material part of our business is dependent upon a few customers. Our five largest customers are Philip Morris International, Inc., British American Tobacco plc, Imperial Brands plc, Japan Tobacco, Inc. and China Tobacco International, Inc.   In the aggregate, these customers have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years.  For the fiscal year ended March 31, 2016, each of Philip Morris International, Inc. and British American Tobacco plc, including their respective affiliates, accounted for 10% or more of our revenues, while Imperial Brands plc, Japan Tobacco, Inc. and China Tobacco International, Inc. each accounted for between 7% and 10% of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have longstanding relationships with all of these customers.

We had commitments from customers for approximately $516 million of the tobacco in our inventories at March 31, 2016. Based upon historical experience, we expect that at least 90% of such orders will be delivered during fiscal year 2017. Most of our product requires shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.
As more fully described in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we recognize revenue from the sale of tobacco when title and risk of loss is transferred to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, including the United States, Italy, and Brazil, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.
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
In most major markets, smaller competitors are very active. These competitors typically have lower overhead requirements and provide less support to customers and farmers. Due to their lower cost structures, they can often offer a price on products that is lower than our price. However, we believe that we provide quality controls and farm programs that add value for our customers in an increasingly regulated world and make our products highly desirable. For example, we have established worldwide farm programs designed to prevent non-tobacco related materials from being introduced into the green tobacco delivered to our factories. In addition, we have established programs for sustainable tobacco production which include promoting Good Agricultural Practices that encompass crop quality, environmental stewardship, and agricultural labor practices. We believe that our major customers increasingly require these services and that our programs increase the quality and value of the products and services we offer. We also believe that our customers value the security of supply that we are able to provide due to our strong relationships with our farmer base and our global footprint.
Reportable Segments
We evaluate the performance of our leaf tobacco business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and burley leaf tobacco operations for supply to cigarette manufacturers. Our Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and our Oriental business supplies oriental tobacco to cigarette manufacturers. Our Special Services group provides laboratory services, including physical and chemical product testing, e-cigarette and e-liquid testing, and smoke testing for customers. Our liquid nicotine joint venture and our fruit and vegetable ingredients business are also included in the Special Services group.
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
Financial Information about Segments
Our North America and Other Regions reportable segments, which represent our flue-cured and burley tobacco operations, accounted for 17% and 73% of our revenues and 17% and 77% of our segment operating income, respectively, in fiscal years 2016 and 2015. Our Other Tobacco Operations reportable segment accounted for 10% of our revenues and 6% of our segment operating income in fiscal year 2016. Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years, along with segment assets for each reportable segment at March 31, 2016, 2015, and 2014, are set forth in Note 14 to the consolidated financial statements, which are included in Item 8 of this Annual Report. Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 14 to the consolidated financial statements.

C.	Employees
We employed over 24,000 employees throughout the world during the fiscal year ended March 31, 2016. We estimated this figure because the majority of our personnel are seasonal employees.

D.	Research and Development
We did not expend material amounts for research and development during the fiscal years ended March 31, 2016, 2015, or 2014.

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
When we contract directly with tobacco farmers or tobacco farmer cooperatives, which is the method we use to purchase tobacco in most countries, we bear the risk that the tobacco delivered may not meet customer quality and quantity requirements. If the tobacco does not meet such market requirements, we may not be able to fill all of our customers’ orders, and such failure would have an adverse effect on profitability and results of operations. In a contract market our obligation is to purchase the entire tobacco plant, which encompasses many leaf styles, therefore, we also have a risk that not all of that production will be readily marketable at prices that support acceptable margins. In addition, in many foreign countries where we purchase tobacco directly from farmers, we provide them with financing. Unless we receive marketable tobacco that meets the quality and quantity specifications of our customers, we bear the risk that we will not be able to fully recover our crop advances or recover them in a reasonable period of time.
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
Our food ingredient business is subject to industry-specific risks which could adversely affect our operating results.
Our food ingredients business is subject to risks posed by food spoilage or food contamination; shifting consumer preferences; federal, state, and local food processing regulations; product tampering; and product liability claims. If one or more of these risks were to materialize, our revenues and operating results could be adversely affected, and our Company’s reputation might be damaged.

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
Nationally, the U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for our products and services. These activities have included:

•	restrictions on the use of tobacco products in public places and places of employment,

•	legislation authorizing the U.S. Food and Drug Administration (the “FDA”) to regulate the manufacturing and marketing of all tobacco products,

•	increases in the federal, state, and local excise taxes on cigarettes and other tobacco products, and

•	the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products.
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
Certain recommendations by the WHO, through the FCTC, may cause shifts in customer usage of certain styles of tobacco. As seen in countries like Canada and Brazil and in the European Union, efforts have been taken to eliminate ingredients from the manufacturing process for tobacco products. Recently, the FCTC and the FDA have discussed formulating a nicotine strategy (limitations on the level of nicotine allowed in tobacco and tobacco smoke). Such decisions could cause a change in requirements for certain styles of tobacco in particular countries. Shifts in customer demand from one type of tobacco to another could create sourcing challenges as requirements move from one origin to another.
Trade proposals currently under consideration include provisions that could effectively allow governments to regulate tobacco products differently than other products. These “carve outs”, as negotiated in the TransPacific Partnership Agreement, could negatively impact the industry and reduce requirements for leaf tobacco.
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
We extend credit to both suppliers and customers. A significant bad debt provision related to amounts due could adversely affect our results of operations. In addition, crop advances to farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, delivery failure, or permanent reductions in crop sizes, full recovery of advances may never be realized, or otherwise could be delayed until future crops are delivered. See Notes 1 and 13 to the consolidated financial statements in Item 8 for more information on these extensions of credit.
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

Low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions may increase our pension expense and may require us to fund a larger portion of our pension obligations, thus diverting funds from other potential uses.
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2016 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefits plan” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2016, the projected benefit obligation of our qualified U.S. pension plan was $222 million and plan assets were $197 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 10 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
Item 1B. Unresolved Staff Comments
None

Item 2.      Properties
We own the following significant properties (greater than 500,000 square feet):

Location	Principal Use	Building Area
		(Square Feet)
Flue-Cured and Burley Leaf Tobacco Operations:
North America:
United States
Nash County, North Carolina	Factory and storages	1,323,000

Other Regions:
Brazil
Santa Cruz	Factory and storages	2,386,000

Malawi
Lilongwe	Factory and storages	942,000

Mozambique
Tete	Factory and storages	770,000

Philippines
Agoo, La Union	Factory and storages	770,000

Tanzania
Morogoro	Factory and storages	895,000

Zimbabwe
Harare (1)	Factory and storages	1,445,000

Other Tobacco Operations:
United States
Lancaster, Pennsylvania	Factory and storages	793,000

(1)	Owned by an unconsolidated subsidiary.
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
In addition to our significant properties listed above, we own other processing facilities in the following countries: Germany, Guatemala, Hungary, Italy, the Netherlands, Poland, and the United States. In addition, we have an ownership interest in a processing plant in Mexico and have access to processing facilities in other areas, such as India, the People’s Republic of China, and South Africa. Socotab L.L.C., an oriental tobacco joint venture in which we own a noncontrolling interest, owns tobacco processing plants in Turkey, Macedonia, and Bulgaria.
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
We completed the construction of a 120,000 square-foot processing facility for our new fruit and vegetable ingredients business and began operations in that facility during fiscal year 2016. The facility is located in Nash County, North Carolina.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2016
Cash dividends declared	$0.52	$0.52	$0.53	$0.53
Market price range:
High	57.76	58.41	57.72	57.27
Low	46.80	46.98	49.70	51.49
Fiscal Year Ended March 31, 2015
Cash dividends declared	$0.51	$0.51	$0.52	$0.52
Market price range:
High	56.82	56.35	45.63	48.10
Low	52.16	44.39	38.53	39.27
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under the terms of our Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock”), we may not declare or pay dividends on our common stock unless dividends on the Preferred Stock for the four most recent consecutive dividend periods have been declared and paid. The Preferred Stock contains provisions that prohibit the payment of cash dividends if certain income and shareholders’ equity levels are not met. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2016. At May 20, 2016, there were 1,172 holders of record of our common stock. See Notes 5 and 11 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
As indicated in the following table, we did not repurchase shares of our common stock or our Series B 6.75% Convertible Perpetual Preferred Stock during the three-month period ended March 31, 2016:

	Common Stock			Series B 6.75% Convertible Perpetual Preferred Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2016	—	$—	—	—	$—	—	$100,000,000
February 1-29, 2016	—	—	—	—	—	—	100,000,000
March 1-31, 2016	—	—	—	—	—	—	100,000,000
Total	—	$—	—	—	$—	—	$100,000,000

(1)
Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2015. This stock repurchase plan authorizes the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors, and will expire on the earlier of November 15, 2017, or when we have exhausted the funds authorized for the program.

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,120,373	$2,271,801	$2,542,115	$2,461,699	$2,446,877
Operating income	$181,647	$167,874	$246,151	$223,009	$180,304
Segment operating income (1)	$186,068	$167,225	$175,175	$232,757	$233,548
Net income	$118,148	$120,461	$155,155	$140,919	$100,819
Net income attributable to Universal Corporation (2)	$109,016	$114,608	$149,009	$132,750	$92,057
Earnings available to Universal Corporation common shareholders	$94,268	$99,748	$134,159	$117,900	$77,207
Return on beginning common shareholders’ equity	8.2%	8.6%	12.8%	12.1%	7.9%
Earnings per share attributable to Universal Corporation common shareholders:
Basic	$4.16	$4.33	$5.77	$5.05	$3.32
Diluted	$3.92	$4.06	$5.25	$4.66	$3.25

Financial Position at Year End
Current ratio	6.65	5.96	3.66	2.77	4.21
Total assets	$2,232,797	$2,188,449	$2,264,893	$2,287,177	$2,244,733
Long-term debt	$370,000	$370,000	$240,000	$181,250	$392,500
Working capital	$1,392,276	$1,329,770	$1,200,023	$1,094,764	$1,250,200
Total Universal Corporation shareholders’ equity	$1,414,222	$1,362,725	$1,378,230	$1,258,571	$1,183,451

General
Ratio of earnings to fixed charges	10.22	8.46	10.73	8.87	7.53
Ratio of earnings to combined fixed charges and preference dividends	4.59	4.05	5.49	4.69	4.07
Number of common shareholders	1,182	1,225	1,295	1,354	1,408
Weighted average common shares outstanding:
Basic	22,683,290	23,035,920	23,238,978	23,354,793	23,227,884
Diluted	27,825,491	28,221,264	28,392,033	28,478,058	28,339,307
Dividends per share of convertible perpetual preferred stock (annual)	$67.50	$67.50	$67.50	$67.50	$67.50
Dividends per share of common stock (annual)	$2.10	$2.06	$2.02	$1.98	$1.94
Book value per common share	$52.94	$50.95	$50.19	$44.79	$41.73
(1) The Company evaluates the performance of its segments based on operating income after allocated overhead expenses (excluding significant charges or credits), cplus equity in the pretax earnings of unconsolidated affiliates. See Note 14 to the consolidated financial statements in Item 8 of this Annual Report.
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
Significant items included in the operating results in the above table are as follows:

•
Fiscal Year 2016 – a $3.4 million pretax gain arising from the acquisition of a joint venture partner's 50% ownership interest in a tobacco processing entity in Guatemala. The transaction increased our ownership interest in the entity to 100%, requiring us to consolidate the financial statements of the entity and to remeasure our original 50% ownership interest to fair value, resulting in the gain. In addition, we recorded restructuring and impairment costs of $2.4 million related to a decision to significantly scale back our operations in Zambia. The net effect of the gain and the restructuring and impairment costs increased pretax income by $1 million and net income by $0.7 million, or $0.02 per diluted share.

•
Fiscal Year 2015 – a $12.7 million benefit to pretax earnings from the reversal of a valuation allowance on the remaining unused balance of the excise tax credits realized from the favorable outcome of litigation by our subsidiary in Brazil in fiscal year 2014. In addition, we recorded a consolidated income tax benefit of $8.0 million arising from the ability of our subsidiary, Deltafina S.p.A. ("Deltafina"), to pay a significant portion of the European Commission fine and related interest charges settled during the first quarter following the unsuccessful appeal of the case related to tobacco buying practices in Italy. The effect of those items was partially offset by restructuring costs of $4.9 million, primarily related to downsizing certain functions at our operations in Brazil and the decision to suspend our operations in Argentina. On a combined basis, the net effect of these items increased pretax income by $7.8 million and net income by $13.1 million, or $0.46 per diluted share.

•
Fiscal Year 2014 – an $81.6 million pretax gain resulting from the favorable outcome of litigation by our operating subsidiary in Brazil related to previous years’ excise tax credits. In addition to the gain, we recorded restructuring costs of $6.7 million, primarily related to the closure of a tobacco processing facility in Brazil and the consolidation of these operations into our main processing facility there. The net effect of the gain and the restructuring costs increased pretax income by $74.9 million and net income by $48.7 million, or $1.72 per diluted share.

•
Fiscal Year 2013 – $4.1 million in restructuring costs, primarily related to workforce reductions in Africa. The effect of these charges was a reduction in net income of $1.8 million, or $0.06 per diluted share.

•
Fiscal Year 2012 – a $49.1 million charge to accrue a fine and accumulated interest imposed jointly on the Company and Deltafina by the European Commission related to tobacco buying practices in Italy. The charge reflected a September 2011 appeals court decision rejecting Deltafina's application to reinstate its immunity in the case. No income tax benefit was recorded on the non-deductible fine portion of the charge. In addition to that charge, we recorded restructuring costs of $11.7 million, including approximately $8.6 million for employee termination benefits, primarily related to our operations in the U.S. and South America, and $3.1 million for costs to exit a supplier arrangement in Europe. Results for the year also included a gain of $11.1 million on the sale of land and buildings in Brazil that were most recently used for storage activities and a $9.6 million gain on insurance settlement proceeds to replace factory and equipment lost in a fire at a plant in Europe. On a combined basis, the net effect of these items reduced pretax income by $40.0 million and net income by $40.3 million, or $1.42 per diluted share.

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
OVERVIEW
We are the leading global leaf tobacco supplier. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We hold a strategic position in the world leaf markets where we work closely with both our customers and farmers to ensure that we deliver a compliant product that meets our customers' needs while promoting a strong supplier base. We adapt to meet changes in customer requirements as well as broader changes in the leaf markets, while continuing to provide the stability of supply and high level of service that distinguishes us in the marketplace. We believe that we have successfully met the needs of both our customers and suppliers while adapting to changes in leaf markets. Consequently, we have delivered strong results to our shareholders. Over the last three fiscal years, we have strengthened our balance sheet by repaying almost $60 million in debt, generated over $400 million in net cash flow from operations, and returned over $230 million to our shareholders through a combination of dividends and share repurchases.
We have also faced challenging market conditions over the last three fiscal years. In fiscal year 2014, crop production levels increased, and markets in Brazil were volatile. Shipping volumes in the second half of that fiscal year exceeded those in the comparable period of the prior year. These increased volumes partially offset lower levels of carryover volumes in the first half of fiscal year 2014, weaker margins in Brazil from the volatile Brazilian leaf markets, and negative foreign currency remeasurement and exchange loss comparisons. Our higher working capital cash requirements in fiscal year 2014 were a sharp contrast to the returns of working capital seen in the prior fiscal year. In fiscal year 2014, purchases of larger crops, higher green leaf costs in Brazil, and investments in production growth in Africa utilized much of the substantial levels of cash flow from fiscal year 2013.
In fiscal year 2015, declines in some of our customers’ sales volumes in the U.S. and Western European markets, partially due to weak economic conditions, reduced demand for leaf tobacco. At the same time, crops sold in fiscal year 2015 were larger than those sold in fiscal year 2014. Given fiscal year 2015’s oversupplied market conditions, we were pleased with the results we achieved. We ended the year with strong fourth quarter results, which helped to bring our segment operating earnings for the fiscal year in line with our expectations. We also realized higher margins, maintained our solid financial position, and returned over $90 million to our shareholders in dividends and share repurchases in fiscal year 2015. We believe that our performance that year demonstrated our ability to execute well on our objective of delivering a compliant product in an efficient manner to our customers, under challenging circumstances.
We achieved improved results in fiscal year 2016, after managing through a second year of oversupplied market conditions. As anticipated, we ended the year with strong fourth quarter volumes, primarily driven by later timing of customer shipping orders in Brazil and Asia, and the positive change in leaf supply arrangements in our North America segment that we announced last year. We also achieved modest growth in overall volumes for the full fiscal year and improved our margins, and our selling, general, and administrative costs were lower. Our inventories continue to be well-managed, and uncommitted stocks have declined from last year’s level, in line with our target. In addition, we returned more than $60 million in dividends to our shareholders during the fiscal year, closed the year with higher cash balances, which will support upcoming seasonal working capital requirements in fiscal year 2017, and preserved our solid financial position.
As we move into fiscal year 2017, global production estimates have continued to decline. Plantings have been reduced in some origins where farmers received lower green leaf prices in fiscal year 2016, and El Nino weather patterns have negatively impacted some crops, particularly in Brazil. Consequently, and due to aggressive green leaf market pricing, our crop purchase levels and sales volumes, as well as third-party processing volumes from that origin, will be lower in fiscal year 2017. However, we expect that Brazilian crop levels and our volumes will recover next season.
While we believe that total production levels have largely moved into balance with anticipated demand, imbalances in certain leaf quality styles or types remain, and our customers' inventory composition and durations may also impact their near-term demand requirements. We also believe that seasonality will continue to influence our quarterly results, with some carryover crop deliveries expected in the first fiscal quarter of 2017. Although it is still early in the season, we currently anticipate that customer-mandated shipment timing will continue to be weighted toward the second half of the year.
Although oversupplied markets during the past two fiscal years have been less than optimal, we are pleased with our solid performance demonstrated throughout this period, particularly during fiscal year 2016. We remain excited about our prospects and look forward to continuing our leadership role in the industry, as we work for and with our customers to improve efficiencies in our markets and to provide a sustainable, compliant, and competitively priced product, allowing us to fulfill their needs and to continue to provide value to our shareholders.

RESULTS OF OPERATIONS
Amounts described as net income and earnings per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. The total for segment operating income referred to in the discussion below is a non-GAAP financial measure. This measure is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, cash flows from operating activities or any other operating performance measure calculated in accordance with GAAP, and it may not be comparable to similarly titled measures reported by other companies. We have provided a reconciliation of the total for segment operating income to consolidated operating income in Note 14. "Operating Segments" to the consolidated financial statements in Item 8. We evaluate our segment performance excluding certain significant charges or credits. We believe this measure, which excludes these items that we believe are not indicative of our core operating results, provides investors with important information that is useful in understanding our business results and trends.
Fiscal Year Ended March 31, 2016, Compared to the Fiscal Year Ended March 31, 2015
Net income for the fiscal year ended March 31, 2016, was $109.0 million, or $3.92 per diluted share, compared with last year’s net income of $114.6 million, or $4.06 per diluted share. Those results included certain non-recurring items, detailed in Other Items below, which increased diluted earnings per share by $0.02 and $0.46 for the years ended March 31, 2016 and 2015, respectively. Excluding those items in both years, net income for the fiscal year increased $6.8 million ($0.30 per diluted share) compared to the same period last year. Segment operating income, which excludes those items, was $186.1 million for fiscal year 2016, an increase of $18.8 million, or 11%, from the prior year. That improvement was primarily attributable to a reduction in selling, general, and administrative costs, as well as improved gross margins on this year’s modestly higher sales volumes. Revenues of $2.1 billion for fiscal year 2016 declined 7% compared with the previous year, driven mainly by lower green leaf costs and lower processing revenues, partly mitigated by the increase in volumes.
Flue-cured and Burley Leaf Tobacco Operations
Other Regions
Operating income for the Other Regions segment for the fiscal year ended March 31, 2016, was $143.6 million, up 14% compared to $125.8 million in the previous fiscal year. Better margins, fewer inventory write-downs, and lower selling, general, and administrative expenses drove the earnings improvement. These positive factors outweighed lower margins in Europe and the currency translation effects of a stronger U.S. dollar which negatively impacted results from that region. Strong volumes in most regions were offset by declines in Africa on smaller crop sizes in some origins compared to the prior year. Selling, general, and administrative expenses for the segment were down significantly for the fiscal year, largely on reductions in local currency-denominated expenses from devaluation of foreign currencies, mainly in South America and Africa, and lower incentive compensation costs. Revenues for the segment were down about 12% to $1.5 billion, driven mostly by lower average green leaf prices and the modestly reduced volumes.
North America
Operating income for the North America segment for the fiscal year ended March 31, 2016, of $31.1 million was flat compared with the previous year. Earnings improvements from sales volume increases, due in part to old crop sales in the first fiscal quarter, and the previously announced change in business with Philip Morris International, Inc. in the United States from a toll processing model to sales of processed tobacco, were offset by lower margins and lower earnings from Guatemala and Mexico. In addition, processing volumes declined significantly compared with the prior year as a result of that change in business, and a portion of crop volumes sold under this new arrangement will carry over as shipments in fiscal year 2017. Fiscal year 2016 revenues for the segment increased by 19% to $361.8 million compared to the prior fiscal year, on higher sales volumes at lower green leaf prices, a less favorable product mix, and lower processing revenues.
Other Tobacco Operations
For the fiscal year ended March 31, 2016, the Other Tobacco Operations segment operating income increased by $1.0 million to $11.3 million compared with the same period last year. Earnings were up significantly for the dark tobacco operations on higher volumes, better margins, and lower selling, general, and administrative costs. That improvement was partly offset by lower results from the oriental joint venture as benefits from improved margins and lower overhead costs were outweighed by higher currency remeasurement losses and tax accruals. The special services group incurred losses for the year, mainly from startup and production testing costs for the new food ingredients business. Revenues for the segment were down by $7.4 million to $219.6 million for the year ended March 31, 2016, as the higher volumes for the dark tobacco operations were more than offset by reduced volumes at lower prices from the timing of shipments of oriental tobaccos into the United States compared to the previous year.

Other Items
Cost of goods sold decreased by about 8% to $1.7 billion for the fiscal year ended March 31, 2016, primarily due to lower green leaf prices and the effects of local-currency devaluations on factory costs compared with the previous year. Selling, general, and administrative costs decreased by $23.5 million for the fiscal year ended March 31, 2016, compared with the prior year. The decline for the fiscal year was mainly driven by reductions in local currency-denominated expenses from devaluation of foreign currencies in South America and Africa, and lower incentive compensation costs, reduced in part by higher net currency and exchange losses in Asia as well as costs to settle challenges regarding property rights and valuation in South America.
Interest expense of $15.7 million for the fiscal year ended March 31, 2016, declined by about 8% compared to the prior fiscal year. The reduction was mostly due to lower average short-term borrowings for seasonal working capital, offset in part by higher effective interest rates on long-term bank loans from fixed interest rate swaps entered on those loans in the fourth quarter of fiscal 2015. The consolidated effective tax rate for the fiscal year ended March 31, 2016, was approximately 32% compared to about 24% for the prior year comparable period. Income taxes for fiscal year 2015 were reduced by a non-recurring benefit of $8.0 million arising from the partial payment of the European Commission fine by our Italian subsidiary in June 2014. In both years, the decrease from the 35% U.S. statutory rate was also influenced by lower net effective tax rates on income from certain foreign subsidiaries, as well as the effects of changes in local currency exchange rates on deferred income tax balances.
Results for the year ended March 31, 2016, included restructuring and impairment costs of $2.4 million ($0.06 per diluted share) and a gain of $3.4 million ($0.08 per diluted share) on remeasuring the Company’s interest in a tobacco processing joint venture to fair value upon acquiring our partner’s 50% ownership in the third fiscal quarter. Results for the year ended March 31, 2015, included an income tax benefit of $8.0 million ($0.28 per diluted share) arising from a subsidiary’s payment of a portion of a fine, restructuring costs of $4.9 million ($0.11 per diluted share), and a gain of $12.7 million ($0.29 per diluted share), from updated projections related to the favorable outcome in fiscal year 2014 of litigation in Brazil regarding previous years’ excise tax credits.
Fiscal Year Ended March 31, 2015, Compared to the Fiscal Year Ended March 31, 2014
Net income for the fiscal year ended March 31, 2015, was $114.6 million, or $4.06 per diluted share, compared with fiscal year 2014’s net income of $149.0 million, or $5.25 per diluted share. Fiscal year 2014’s results included a gain of $81.6 million before tax ($53.1 million after tax, or $1.87 per diluted share), from the favorable outcome of litigation in Brazil related to previous years’ excise tax credits. Results for fiscal year 2015 included a further gain related to those tax credits, of $12.7 million before tax ($0.29 per diluted share) recorded in the fourth fiscal quarter from updated projections of the utilization of the credits before expiration. Fiscal year 2015 results also included an income tax benefit of $8.0 million ($0.28 per diluted share) arising from a subsidiary’s payment of a portion of a fine following the resolution of a court case. Pretax restructuring costs of $4.9 million ($0.11 per diluted share) and $6.7 million ($0.15 per diluted share) were also incurred for fiscal years 2015 and 2014, respectively. Excluding those items in both years, net income for fiscal year 2015 increased $1.2 million ($0.07 per diluted share) compared to the same period of fiscal year 2014. Segment operating income, which excludes those items, was $167.2 million for fiscal year 2015, a decrease of $8.0 million from fiscal year 2014. That reduction was primarily attributable to fiscal year 2015’s lower sales volumes, partially mitigated by a reduction in selling, general, and administrative costs. Revenues of $2.3 billion for fiscal year 2015 declined 11% compared with the fiscal year 2014, driven mainly by those lower overall volumes and modestly lower green leaf costs.
Flue-cured and Burley Leaf Tobacco Operations
Other Regions
Operating income for the Other Regions segment for the fiscal year ended March 31, 2015, was $125.8 million, down 6% compared to $133.4 million in the fiscal year ended March 31, 2014. The decrease was attributable mainly to reduced sales volumes in all regions along with inventory writedowns, primarily in Africa and South America, reflecting fiscal year 2015’s oversupply market conditions. The impact of those factors was somewhat mitigated by improved gross margins, particularly in Brazil, where volatile markets increased green leaf costs in fiscal year 2014, as well as benefits from lower selling, general and administrative costs. Results for Europe were also negatively influenced by currency translation effects from a stronger U.S. dollar. Selling, general, and administrative expenses for the segment declined for fiscal year 2015, mostly from lower currency remeasurement and exchange losses in the Philippines and Brazil, lower provisions for supplier advances, and positive comparisons of value-added tax valuation allowances, partly offset by higher customer claims. Revenues for the segment were down about 10% to $1.7 billion, on reduced volumes and lower average green leaf prices.
North America
Operating income for the North America segment for the fiscal year ended March 31, 2015 was $31.1 million, up $7.8 million compared with the fiscal year ended March 31, 2014, on increased third party processing business and a more favorable sales mix, despite lower overall sales volumes. Revenues for the segment for fiscal year 2015 decreased by 13% to $305.0 million on reduced sales volumes and lower green leaf prices. Selling, general, and administrative costs for this segment were relatively flat for fiscal year 2015.

Other Tobacco Operations
For the fiscal year ended March 31, 2015, the Other Tobacco Operations segment operating income was down $8.2 million to $10.3 million compared with the same period of fiscal year 2014. Results for the dark tobacco operations contributed significantly to the decline, as lower sales volumes, in part due to shipment timing, were partially mitigated by favorable currency remeasurement comparisons, mainly in Indonesia. Results for the special services group also contributed to the decline, reflecting startup costs for the new food ingredients business. However, results from the oriental joint venture improved for fiscal year 2015 despite sales volume declines influenced by shipment timing comparisons. The impact from the volume declines was more than offset by favorable variances from fiscal year 2014’s currency remeasurement losses and lower selling, general and administrative costs. Revenues for the segment were down by $34.3 million to $227.0 million for the year ended March 31, 2015, compared to the year ended March 31, 2014, primarily attributable to the lower volumes for the dark tobacco operations, as well as lower overall volumes and the timing of shipments of oriental tobaccos into the United States.
Other Items
Cost of goods sold decreased by about 12% to $1.9 billion for the fiscal year ended March 31, 2015, consistent with lower overall sales volumes and lower green leaf prices compared with fiscal year 2014. Selling, general, and administrative costs decreased by $11.8 million for fiscal year 2015, compared with fiscal year 2014. The decline for fiscal year 2015 was primarily related to lower currency remeasurement and exchange costs, provisions for suppliers, and value-added tax allowances, partly offset by higher customer claims.
Interest expense of $17.1 million for fiscal year 2015 declined by about 16%, compared to fiscal year 2014. The reduction was mostly due to lower average interest rates during the period, offset in part by slightly higher average debt balances. The consolidated effective income tax rates on pretax earnings were approximately 24% and 33% for the fiscal years ended March 31, 2015 and 2014, respectively. Income taxes for fiscal year 2015 were reduced by a non-recurring benefit of $8.0 million arising from the partial payment of the European Commission fine by our Italian subsidiary in June 2014. Excluding that item, the consolidated effective tax rate for fiscal 2015 was about 29%. The rates for both years, excluding adjustments, were below the 35% federal statutory rate mainly because of the effect of changes in exchange rates on deferred income tax assets and liabilities, as well as lower effective rates on dividend income from certain foreign subsidiaries.
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
Accounting Pronouncements
See "Accounting Pronouncements" in Note 1 to the consolidated financial statements in Item 8 of this Annual Report for a discussion of recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that will become effective and be adopted by the Company in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our working capital requirements in fiscal year 2016 were higher than those in fiscal year 2015 in part due to increased working capital needs in our North America segment. Similar to last year, our shipments were heavily weighted to the second half of the fiscal year, with even more shipments in the fourth quarter this fiscal year, which also extended the duration of our working capital needs in some origins. In fiscal year 2016, we generated $183.6 million in net cash flows to fund our operating activities, and our liquidity was sufficient to meet our needs. We also continued our conservative financial policies, maintained our discipline on using our free cash flow, and returned funds to shareholders.
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
We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing crops in South America and Africa and can increase from March to September by more than $300 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we expect to spend around $45 to $50 million during fiscal year 2017 for capital expenditures to maintain our facilities and invest in opportunities to grow and improve our businesses. We also expect to provide about $7 million in funding to our pension plans. We have no long-term debt maturing before fiscal year 2020. After balancing our capital structure, any excess cash flow from operations after dividends and capital expenditures will be available to fund expansion, purchase our stock, or otherwise enhance shareholder value.
Cash Flow
Our operations generated about $183.6 million in operating cash flows in fiscal year 2016. That amount was about $42.9 million lower than the $226.5 million we generated during the same period last fiscal year, in part due to carryover shipments delayed into fiscal year 2017 and our change in business with Philip Morris International, Inc. in the United States from a toll processing model to sales of processed tobacco that we purchase. This change in business impacts the timing of earnings recognition, as sales under the new model are recorded when the product ships. During the fiscal year ended March 31, 2016, we increased our cash balances by $70.7 million, spent $47.2 million on capital projects, and returned $62.1 million to shareholders in the form of dividends. At March 31, 2016, cash balances totaled $319.4 million.
Working Capital
Working capital at March 31, 2016, was about $1.4 billion, up $62.5 million from last year's level of about $1.3 billion, largely due to our change in business with a customer in the United States that increased the amount of tobacco that we purchase there. The $70.7 million increase in cash and cash equivalents was partially offset by fewer advances to suppliers, down $13.0 million, on our previously announced scaling down of our operations in Zambia and smaller anticipated 2016 crops. We have no principal payments due on our long-term debt over the next twelve months.
Tobacco inventories of $637.1 million at March 31, 2016, were flat compared to inventory levels at the end of the prior fiscal year. We usually finance inventory with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories decreased by approximately $30.3 million to $120.8 million, or about 19% of tobacco inventory, at March 31, 2016. Uncommitted inventories at March 31, 2015, were $151.1 million, which represented 24% of tobacco inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the timing of customer deliveries.
Share Repurchase Activity
Our Board of Directors approved our current share repurchase program in November 2015. The program expires in November 2017, authorizes the purchase of up to $100 million of our common and preferred stock, and replaced a $100 million program that had been approved in November 2013. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common and preferred share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During fiscal year 2016, we did not purchase any shares of our common or preferred stock. At March 31, 2016, our available authorization under our current share repurchase program was $100 million, and approximately 22.7 million common shares and 218,490 preferred shares were outstanding.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During fiscal years 2016 and 2015, we invested $47.2 million and $58.4 million, respectively, in our property, plant, and equipment, inclusive of expenditures for the construction of our new manufacturing facility for our food ingredients business. Depreciation expense was approximately $36.8 million and $35.4 million, respectively, in fiscal years 2016 and 2015. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we undertake projects that increase spending beyond those limits when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $45 to $50 million in fiscal year 2017 on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.
Outstanding Debt and Other Financing Arrangements
We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt decreased by $78.1 million to $133.2 million during the fiscal year ended March 31, 2016. The decrease primarily reflects higher cash balances and slightly lower debt levels. Net debt as a percentage of net capitalization was approximately 9% at March 31, 2016, down from 13% at March 31, 2015, and it remains lower than our target limit for peak borrowings of 30% to 40% of net capitalization.
As of March 31, 2016, we had $430 million available under a committed revolving credit facility that will mature in December 2019, and we, together with our consolidated affiliates, had approximately $372 million in uncommitted lines of credit, of which approximately $306 million were unused and available to support seasonal working capital needs. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. As of March 31, 2016, we were in compliance with all covenants of our debt agreements. We also have an active, undenominated universal shelf registration filed with the SEC in November 2014 that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2017.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Currently, we have interest rate swap agreements that convert the variable benchmark LIBOR rate on our two outstanding term loans to fixed rates. With the swap agreements in place, the effective interest rates on our $150 million five-year term loan and $220 million seven-year term loan were 2.94% and 3.48%, respectively, as of March 31, 2016. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2016, the fair value of our open interest rate hedge swaps was a net liability of approximately $11 million.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2016, the fair value of those open contracts was a net asset of approximately $0.5 million. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $0.3 million at March 31, 2016. For additional information, see Note 8 to the consolidated financial statements in Item 8.
Pension Funding
Funds supporting our ERISA-regulated U.S. defined benefit pension plan decreased by $7 million during fiscal year 2016 to $197 million, as benefit payments exceeded contributions and asset returns. Following changes to the plan benefit formula during fiscal year 2014, the accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were both approximately $222 million as of March 31, 2016. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 10 to the consolidated financial statements in Item 8. We expect to make contributions of about $7 million to our pension plans, including $5 million to our ERISA-regulated plan, during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.

Contractual Obligations
Our contractual obligations as of March 31, 2016, were as follows:

(in thousands of dollars)	Total	2017	2018-2019	2020-2021	After 2021
Notes payable and long-term debt (1)	$497,717	$79,263	$24,113	$168,604	$225,737
Operating lease obligations	47,697	10,324	13,152	9,173	15,048
Inventory purchase obligations:
Tobacco	675,765	565,692	110,073	—	—
Agricultural materials	43,739	43,739	—	—	—
Other purchase obligations	9,142	9,142	—	—	—
Total	$1,274,060	$708,160	$147,338	$177,777	$240,785

(1)
Includes interest payments. Interest payments on $436.2 million of variable rate debt were estimated based on rates as of March 31, 2016. The Company has entered interest rate swaps that effectively convert the interest payments on the $370.0 million outstanding balance of its two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. About 33% of our crop year contracts to purchase tobacco are with farmers in Brazil. We have partially funded our tobacco purchases in Brazil and in other regions with advances to farmers and other suppliers, which totaled approximately $102 million, net of allowances, at March 31, 2016. In addition, we have guaranteed bank loans to farmers in Brazil that relate to a portion of our tobacco purchase obligations there. At March 31, 2016, we were contingently liable under those guarantees for outstanding balances of approximately $13 million (including accrued interest), and we had recorded a liability of approximately $2 million for the fair value of those guarantees. As tobacco is purchased and the related bank loans are repaid, our contingent liability is reduced.

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
Inventories
Inventories of tobacco are valued at the lower of cost or market with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in market value based upon assumptions related to future demand and market conditions if the indicated market value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2016, 2015, and 2014 were $11.9 million, $18.6 million, and $7.6 million, respectively. The Company incurred higher levels of inventory write-downs for fiscal years 2014 through 2016 primarily due to the effects of oversupply conditions in the global leaf tobacco markets.
Advances to Suppliers and Guarantees of Bank Loans to Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In Brazil, we also guarantee bank loans made to farmers for seasonal crop financing. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year or satisfy the guarantee by acquiring the loan from the bank. In either situation, we will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers and the liability to accrue for our obligations under bank loan guarantees. At March 31, 2016, the gross balance of advances to suppliers totaled approximately $134 million, and the related valuation allowance totaled approximately $29 million. The fair value of the loan guarantees for farmers in Brazil was a liability of approximately $2 million at March 31, 2016.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2016, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $52 million, and the related valuation allowance totaled approximately $19 million.

Goodwill
We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), at March 31, 2016 and 2015, we elected to base our initial assessment of potential impairment on qualitative factors. Those factors did not indicate any impairment of our recorded goodwill. Prior to fiscal year 2015, we followed the quantitative approach in ASC 350 in assessing the fair value of our goodwill, which involved the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). Under our current qualitative assessment, we would also use those discounted cash flow models to measure any expected impairment indicated by the assessment. The calculations in these models are not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge. Over 90% of our goodwill balance relates to our reporting unit in Brazil.
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Money market funds are valued based on net asset value (“NAV”), which is computed based on amortized cost (Level 2 of the fair value hierarchy). Interest rate swaps, and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). The fair value of the guarantees of bank loans to tobacco growers, which was approximately $2 million at March 31, 2016, is derived using an internally-developed discounted cash flow model. The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate. Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy. At March 31, 2016, a 1% increase in the expected loss percentage for all guaranteed farmer loans would not have had a material effect on the fair value of the guarantee obligation. In addition, a 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation. We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2016.
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
Tax regulations require items to be included in taxable income in the tax return at different times, and in some cases in different amounts, than the items are reflected in the financial statements. As a result, our effective tax rate reflected in the financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are related to timing issues, such as differences in depreciation methods. Timing differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or income taxes related to expenses that have not yet been recognized in the financial statements, but have been deducted in our tax return. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit in our financial statements. We record valuation allowances for deferred tax assets when the amount of estimated future taxable income is not likely to support the use of the deduction or credit. Determining the amount of such valuation allowances requires significant management judgment, including estimates of future taxable income in multiple tax jurisdictions where we operate. Based on our periodic earnings forecasts, we project the upcoming year’s taxable income to help us evaluate our ability to realize deferred tax assets.
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
For additional disclosures on income taxes, see Notes 1 and 4 to the consolidated financial statements in Item 8.
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

From one fiscal year to the next, the rates we use for each of the above assumptions may change based on market developments and other factors. The discount rate reflects prevailing market interest rates at the end of the fiscal year when the benefit obligations are actuarially measured and will increase or decrease based on market patterns. The expected long-term return on plan assets may change based on changes in investment strategy for plan assets or changes in indicated longer-term yields on specific classes of plan assets. Based on the high percentage of retired and inactive participants in our ERISA-regulated domestic defined benefit pension plan (approximately 75% of total participants), as well as the high funded status of the plan, the Pension Investment Committee adopted changes to the underlying plan assets during fiscal year 2015 to move toward a liability-driven investment strategy. We reduced our expected long-term return on assets assumption by 50 basis points at March 31, 2015 and by an additional 25 basis points at March 31, 2016 primarily to reflect those changes. We also adopted revised mortality tables in fiscal year 2015 based on updated actuarial studies reflecting improvements in life expectancy. In addition to the changes in actuarial assumptions from year to year, actual plan experience affecting our net benefit obligations, such as actual returns on plan assets and actual mortality experience, will differ from the assumptions used to measure the obligations. The effects of these changes and differences increase or decrease the obligation we record for our pension and other postretirement benefit plans, and they also create gains and losses that are accumulated and amortized over future periods, thus affecting the expense we recognize for these plans over those periods. Changes in the discount rate from year to year generally have the largest impact on our projected benefit obligation and annual expense, and the effects may be significant, particularly over successive years where the discount rate moves in the same direction.

As of March 31, 2016, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2016 Projected Benefit Obligation Increase (Decrease)	Effect on 2017 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(27,776)	$(2,466)
1% decrease	33,720	2,862
Expected Long-Term Return on Plan Assets:
1% increase	—	(2,160)
1% decrease	—	2,161

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(3,244)	(374)
1% decrease	3,847	264
Healthcare Cost Trend Rate:
1% increase	981	43
1% decrease	(920)	(41)
A 1% increase or decrease in the salary scale assumption would not have a material effect on the projected benefit obligation or on annual expense for the Company's pension benefits. See Note 10 to the consolidated financial statements in Item 8 for additional information on pension and other postretirement benefit plans.
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
Supply
Crops sold in fiscal year 2016 were smaller than in the prior fiscal year in many of our key sourcing areas for flue-cured and burley tobacco. Flue-cured production outside of China was down approximately 10%, and burley production was down approximately 13%. The smaller crops followed oversupplied tobacco markets in fiscal year 2015. Crop sizes for flue-cured, burley and oriental tobaccos available for export are expected to decrease further in fiscal year 2017 due to the effect of El Nino weather patterns on certain crops, as well as reduced plantings in some origins. While we believe that total production levels are moving into balance with anticipated demand, imbalances in certain leaf styles or types may remain through fiscal year 2017, particularly in Brazil, as current crop production declines have been exacerbated by weather conditions there.
Production
Worldwide flue-cured tobacco production outside of China decreased by about 10% in fiscal year 2016 to 2.0 billion kilos. China is an extremely large market that is predominately domestic. Because very little of that tobacco is available outside of that country to trade, we generally exclude Chinese crops when we consider worldwide production. However, the level of domestic stocks in China is still quite significant and may continue to influence the global supply/demand balance due to efforts to reduce production and imports there. Burley crops decreased by about 13% in fiscal year 2016. We estimate that at March 31, 2016, industry uncommitted flue-cured and burley inventories totaled about 115 million kilos, a decrease of about 12% from March 31, 2015 levels.
In the near term, production decreases are expected in nearly all major origins, including more significant weather-related reductions in Brazil that should recover in subsequent seasons. We expect that flue-cured production (excluding China) will decrease by about 12%, to about 1.8 billion kilos, in fiscal year 2017. Burley production is forecast to decrease by about 5%. We also forecast that oriental tobacco and dark air-cured production will decline by 9% and 2%, respectively, in fiscal year 2017. Over the long term, we believe that global tobacco production will remain relatively stable to meet slightly declining total demand. South America, Asia, Africa, and North America will remain key sourcing regions for flue-cured and burley tobaccos.
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
Demand
Industry data shows that over the past ten years, total world consumption of cigarettes fell at the compound annual rate of 0.1%, including annual growth of about 2.2% in China. Outside China, consumption fell by about 0.8% during the ten-year period. In addition, there are indications that growth in world consumption of cigarettes may have peaked and that the rate of growth is slowing in some key areas which had been experiencing growth, particularly China. We expect that near term global demand for leaf tobacco will decline slightly primarily due to declining cigarette consumption in developed markets, partially offset by modest growth in consumption in emerging markets (Asia, the Middle East, and Africa), influenced by demographic trends such as population growth and increasing disposable income.
Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are used in American-blend cigarettes which are primarily smoked in Western Europe and the United States. English-blend cigarettes which use flue-cured tobacco are mainly smoked in Asia and other emerging markets. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of 2.2% for the ten years ended in 2015. As cigarette consumption declines in developed markets and increases in the emerging markets, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. To the extent that domestic leaf production and inventory durations in China do not meet requirements for Chinese cigarette blends, that tobacco could be sourced from other origins where we have major market positions. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. For example, declines in some of our customers’ sales volumes in the U.S. and Western European markets, partially due to weak economic conditions, reduced demand for leaf tobacco in fiscal year 2015. With lower projected crop year 2016 leaf tobacco production, we currently expect supply for flue-cured and burley tobaccos to be largely in line with anticipated demand. However, inventories held by our customers may affect their near-term demand for leaf tobacco. We also sell dark tobacco which is used in cigars and other smokeless products. We expect demand for this category of tobacco to also decline slightly.
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
In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (“the Act”). This legislation authorizes the FDA to regulate the manufacturing and marketing of all tobacco products. The FDA has banned flavored cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, established new smokeless tobacco warnings, and issued new cigarette health warnings. In addition, the FDA established the Center for Tobacco Products (“CTP”). The CTP has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States. On May 10, 2016, the FDA released “deeming” regulations that extend FDA oversight to all tobacco products including e-cigarettes, cigars, hookah tobacco, pipe tobacco, dissolvables, and “novel and future products.” The regulations require that tobacco product manufacturers register tobacco products that existed on February 15, 2007, and to seek FDA approval to sell any products modified or introduced after such date. All such submissions require manufacturers to list ingredients in their products. Regulations impacting our customer base that change the requirements for leaf tobacco or restrict their ability to sell their products will inherently impact our business. As discussed, we have established programs that begin at the farm level to assist our customers with raw material information to support leaf traceability and customer testing requirements. Additionally, given our global presence, we also have the ability to source different types and styles of tobacco for our customers should their needs change due to regulation.
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
Illicit Trade
Illicit trade is another factor which influences demand for leaf tobacco. Industry estimates of the illegal, unregulated black market for cigarettes are approximately 10% of global stick consumption, representing $40-$50 billion in lost tax revenue globally. We support industry efforts to eradicate illicit trade.
Alternative Tobacco Products
Many of the major tobacco product manufacturers have been developing next generation and modified risk products. These include e-cigarettes, liquid vaporizers, and heat-not-burn products. E-cigarettes and liquid vaporizers use liquid nicotine, which is predominately derived from leaf tobacco, and heat-not-burn products use leaf tobacco. At this time it is unclear as to how these new products will affect demand for leaf tobacco. Our AmeriNic joint venture produces liquid nicotine for the vapor products industry. Currently, regulation of these products as well as consumer acceptance and their influence on smoking trends are unclear, and we continue to monitor industry developments. E-cigarettes and other vapor products are now primarily consumed in the United

States and Western Europe, and it is unclear what effect the consumption of vapor products may have on global demand for leaf tobacco in the future.
Current Industry Dynamics
Leaf tobacco is sourced directly by product manufacturers, by global leaf suppliers such as ourselves, and by other smaller, mostly regional or local, leaf suppliers. We estimate that, of the flue-cured and burley tobacco grown outside of China, approximately one-third is purchased directly by manufacturers, slightly over one-third is handled by global leaf suppliers, and the remainder is sourced by the smaller regional or local suppliers. Although we operate in a mature industry, where demand for the end products is slightly declining, we continually look for ways to grow our business. We believe that there are several longer term trends in the industry that could provide opportunities for us to maintain or increase our market share and to offer additional services to our customers.
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
In addition to leaf utilization, we bring operational efficiencies to the industry, which in turn help reduce costs. These efficiencies include economical utilization of processing capacity in our facilities, an established and scalable global network of agronomists and technicians helping maintain a stable, productive, and sustainable farmer base, and agronomic and production improvements to optimize leaf yields and qualities. In addition, we are able to offer manufacturers a complete range of services from the field to the delivery of the packed product that benefit from our efficiencies. These services include such things as buying station optimization, processing to specific customer specifications or needs, storage of green or packed leaf tobacco, and logistical services. In recent years, we have seen an increase in the level of direct purchasing and other supply chain services that we provide our customers, notably in the United States, Mexico, Brazil, Poland, Guatemala, and the Dominican Republic. We believe these moves acknowledge the efficiencies and services that global leaf suppliers bring to the entire supply chain.
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
As we have said for a number of years, the production of compliant leaf for the tobacco industry continues to grow in importance. To be considered compliant, leaf tobacco must be grown utilizing Good Agricultural Practices. We have long invested significant resources in the programs and infrastructure needed to work with growers to produce compliant leaf and continue to enhance our ability to monitor and demonstrate this compliance for customers. Our Good Agricultural Practices support an approach to farming that is focused on sustainability, employing sound field production and labor management practices that meet our customers’ needs, promote farmer profitability and reflect environmental sensitivity. To assist them, Universal provides comprehensive training, technical support in the field, and crop analytics through ongoing research and development. We believe that compliant leaf will continue to be important to our customers and should favor global suppliers who are able to deliver this product.
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
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans, which have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $66 million at March 31, 2016. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.6 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2016 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $34 million and increased annual pension expense by $3 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $28 million and reduced annual pension expense by $2 million.
Currency
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $22.5 million in net remeasurement losses in fiscal year 2016, compared to $28.8 million in net remeasurement losses in fiscal year 2015, and $14.3 million in net remeasurement gains in fiscal year 2014. We recognized $8.0 million in net foreign currency transaction gains in fiscal year 2016, compared to net transaction gains of $17.7 million in fiscal year 2015, and net transaction losses of $6.0 million in fiscal year 2014. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 8 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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
Derivatives Policies
Hedging interest rate exposure using swaps and hedging foreign currency exchange rate exposure using forward contracts are specifically contemplated to manage risk in keeping with management's policies. We may use derivative instruments, such as swaps, forwards, or futures, which are based directly or indirectly upon interest rates and currencies to manage and reduce the risks inherent in interest rate and currency fluctuations. When we use foreign currency derivatives to mitigate our exposure to exchange rate fluctuations, we may choose not to designate them as hedges for accounting purposes, which may result in the effects of the derivatives being recognized in our earnings in periods different from the items that created the exposure.
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

Item 8.   Financial Statements and Supplementary Data

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2016	2015	2014
Sales and other operating revenues	$2,120,373	$2,271,801	$2,542,115

Costs and expenses
Cost of goods sold	1,713,042	1,861,527	2,108,824
Selling, general and administrative expenses	226,685	250,186	262,013
Other income	(3,390)	(12,676)	(81,619)
Restructuring and impairment costs	2,389	4,890	6,746

Operating income	181,647	167,874	246,151
Equity in pretax earnings of unconsolidated affiliates	5,422	7,137	3,897
Interest income	1,178	576	949
Interest expense	15,669	17,120	20,307

Income before income taxes	172,578	158,467	230,690
Income taxes	54,430	38,006	75,535

Net income	118,148	120,461	155,155
Less: net income attributable to noncontrolling interests in subsidiaries	(9,132)	(5,853)	(6,146)
Net income attributable to Universal Corporation	109,016	114,608	149,009

Dividends on Universal Corporation convertible perpetual preferred stock	(14,748)	(14,824)	(14,850)
Cost in excess of carrying value on repurchase of convertible perpetual preferred stock	—	(36)	—

Earnings available to Universal Corporation common shareholders	$94,268	$99,748	$134,159

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$4.16	$4.33	$5.77
Diluted	$3.92	$4.06	$5.25

Weighted average common shares outstanding:
Basic	22,683,290	23,035,920	23,238,978
Diluted	27,825,491	28,221,264	28,392,033
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2016	2015	2014
Net income	$118,148	$120,461	$155,155
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	3,934	(22,625)	6,480
Foreign currency hedge, net of income taxes	2,509	(2,603)	1,624
Interest rate hedge, net of income taxes	(5,015)	(1,374)	483
Pension and other postretirement benefit plans, net of income taxes	1,004	(14,023)	32,022
Total other comprehensive income (loss), net of income taxes	2,432	(40,625)	40,609
Total comprehensive income	120,580	79,836	195,764
Less: comprehensive income attributable to noncontrolling interests	(8,920)	(5,890)	(5,547)

Comprehensive income attributable to Universal Corporation	$111,660	$73,946	$190,217
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$319,447	$248,783
Accounts receivable, net	428,659	434,362
Advances to suppliers, net	101,890	114,883
Accounts receivable—unconsolidated affiliates	2,316	1,907
Inventories—at lower of cost or market:
Tobacco	637,132	636,488
Other	60,888	62,195
Prepaid income taxes	17,814	17,811
Other current assets	70,400	81,570
Total current assets	1,638,546	1,597,999

Property, plant and equipment
Land	22,987	16,790
Buildings	264,838	238,372
Machinery and equipment	591,327	576,010
	879,152	831,172
Less accumulated depreciation	(553,265)	(525,783)
	325,887	305,389
Other assets
Goodwill and other intangibles	99,071	99,146
Investments in unconsolidated affiliates	82,441	76,512
Deferred income taxes	23,853	32,888
Other noncurrent assets	62,999	76,515
	268,364	285,061

Total assets	$2,232,797	$2,188,449

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$66,179	$59,862
Accounts payable and accrued expenses	120,527	140,112
Accounts payable—unconsolidated affiliates	8,343	3,281
Customer advances and deposits	16,438	30,183
Accrued compensation	27,593	28,232
Income taxes payable	7,190	6,559
Current portion of long-term debt	—	—
Total current liabilities	246,270	268,229

Long-term debt	370,000	370,000
Pensions and other postretirement benefits	92,177	97,048
Other long-term liabilities	41,794	36,790
Deferred income taxes	29,494	19,288
Total liabilities	779,735	791,355

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 218,490 shares issued and outstanding (218,490 at March 31, 2015)	211,562	211,562
Common stock, no par value, 100,000,000 shares authorized, 22,717,735 shares issued and outstanding (22,593,266 at March 31, 2015)	208,946	206,002
Retained earnings	1,066,064	1,020,155
Accumulated other comprehensive loss	(72,350)	(74,994)
Total Universal Corporation shareholders' equity	1,414,222	1,362,725
Noncontrolling interests in subsidiaries	38,840	34,369
Total shareholders' equity	1,453,062	1,397,094

Total liabilities and shareholders' equity	$2,232,797	$2,188,449
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$118,148	$120,461	$155,155
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	36,754	35,394	37,257
Amortization	890	1,930	1,642
Provision for losses on advances and guaranteed loans to suppliers	815	3,734	6,705
Inventory write-downs	11,899	18,612	7,654
Stock-based compensation expense	5,206	6,230	6,278
Foreign currency remeasurement loss (gain), net	22,517	28,836	14,322
Deferred income taxes	15,046	(13,662)	(2,176)
Equity in net income of unconsolidated affiliates, net of dividends	156	(1,075)	3,420
Gain on favorable outcome of excise tax case in Brazil	—	(12,676)	(81,619)
Fair value gain upon acquisition of partner's interest in joint venture	(3,390)	—	—
Restructuring and impairment costs	2,389	4,890	6,746
Other, net	12,314	(9,272)	2,251
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(2,806)	49,414	(89,536)
Inventories and other assets	(7,370)	37,751	(47,492)
Income taxes	(1,503)	4,790	11,391
Accounts payable and other accrued liabilities	(13,678)	(63,257)	(27,345)
Customer advances and deposits	(13,796)	14,397	(8,156)
Net cash provided (used) by operating activities	183,591	226,497	(3,503)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(47,153)	(58,385)	(45,849)
Purchase of partner's interest in joint venture, net of cash held by the business	(5,964)	—	—
Proceeds from sale of property, plant and equipment	2,982	4,522	2,746
Other, net	(796)	(141)	1,033
Net cash used by investing activities	(50,931)	(54,004)	(42,070)

Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	4,880	2,618	(43,727)
Issuance of long-term debt	—	370,000	175,000
Repayment of long-term debt	—	(356,250)	(211,250)
Dividends paid to noncontrolling interests	(4,449)	(4,183)	(1,971)
Issuance of common stock	—	187	457
Repurchase of convertible perpetual preferred stock	—	(1,497)	—
Repurchase of common stock	—	(31,227)	(14,145)
Dividends paid on convertible perpetual preferred stock	(14,748)	(14,824)	(14,850)
Dividends paid on common stock	(47,389)	(47,337)	(46,721)
Debt issuance costs and other	—	(3,621)	(875)
Net cash used by financing activities	(61,706)	(86,134)	(158,082)

Effect of exchange rate changes on cash	(290)	(1,108)	(677)
Net increase (decrease) in cash and cash equivalents	70,664	85,251	(204,332)
Cash and cash equivalents at beginning of year	248,783	163,532	367,864
Cash and Cash Equivalents at End of Year	$319,447	$248,783	$163,532

Supplemental information—cash paid for:
Interest	$15,704	$19,184	$25,116
Income taxes, net of refunds	$38,732	$46,044	$65,511
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2016
Balance at beginning of year	$211,562	$206,002	$1,020,155	$(74,994)	$34,369	$1,397,094
Changes in preferred and common stock
Accrual of stock-based compensation	—	5,206	—	—	—	5,206
Withholding of shares from stock-based compensation for grantee income taxes	—	(2,940)	—	—	—	(2,940)
Dividend equivalents on restricted stock units (RSUs)	—	678	—	—	—	678
Changes in retained earnings
Net income	—	—	109,016	—	9,132	118,148
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,748)	—	—	(14,748)
Common stock ($2.10 per share)	—	—	(47,681)	—	—	(47,681)
Dividend equivalents on restricted stock units (RSUs)	—	—	(678)	—	—	(678)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	4,146	(212)	3,934
Foreign currency hedge, net of income taxes	—	—	—	2,509	—	2,509
Interest rate hedge, net of income taxes	—	—	—	(5,015)	—	(5,015)
Pension and other postretirement benefit plans, net of income taxes	—	—	—	1,004	—	1,004
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(4,449)	(4,449)
Balance at end of year	$211,562	$208,946	$1,066,064	$(72,350)	$38,840	$1,453,062

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2015
Balance at beginning of year	$213,023	$206,446	$993,093	$(34,332)	$32,662	$1,410,892
Changes in preferred and common stock
Repurchase of Series B 6.75% convertible perpetual preferred stock	(1,461)					(1,461)
Issuance of common stock	—	187	—	—	—	187
Repurchase of common stock	—	(6,439)	—	—	—	(6,439)
Accrual of stock-based compensation	—	6,230	—	—	—	6,230
Withholding of shares from stock-based compensation for grantee income taxes	—	(1,076)	—	—	—	(1,076)
Dividend equivalents on restricted stock units (RSUs)	—	654	—	—	—	654
Changes in retained earnings
Net income	—	—	114,608	—	5,853	120,461
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,824)	—	—	(14,824)
Common stock ($2.06 per share)	—	—	(47,244)	—	—	(47,244)
Repurchase of Series B 6.75% convertible perpetual preferred stock			(36)			(36)
Repurchase of common stock	—	—	(24,788)	—	—	(24,788)
Dividend equivalents on restricted stock units (RSUs)	—	—	(654)	—	—	(654)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	(22,662)	37	(22,625)
Foreign currency hedge, net of income taxes	—	—	—	(2,603)	—	(2,603)
Interest rate hedge, net of income taxes	—	—	—	(1,374)	—	(1,374)
Pension and other postretirement benefit plans, net of income taxes	—	—	—	(14,023)	—	(14,023)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(4,183)	(4,183)
Balance at end of year	$211,562	$206,002	$1,020,155	$(74,994)	$34,369	$1,397,094

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2014
Balance at beginning of year	$213,023	$202,579	$918,509	$(75,540)	$29,086	$1,287,657
Changes in preferred and common stock
Issuance of common stock	—	457	—	—	—	457
Repurchase of common stock	—	(2,049)	—	—	—	(2,049)
Accrual of stock-based compensation	—	6,278	—	—	—	6,278
Withholding of shares from stock-based compensation for grantee income taxes	—	(1,410)	—	—	—	(1,410)
Dividend equivalents on restricted stock units (RSUs)	—	591	—	—	—	591
Changes in retained earnings
Net income	—	—	149,009	—	6,146	155,155
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,850)	—	—	(14,850)
Common stock ($2.02 per share)	—	—	(46,888)	—	—	(46,888)
Repurchase of common stock	—	—	(12,096)	—	—	(12,096)
Dividend equivalents on restricted stock units (RSUs)	—	—	(591)	—	—	(591)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	7,079	(599)	6,480
Foreign currency hedge, net of income taxes	—	—	—	1,624	—	1,624
Interest rate hedge, net of income taxes	—	—	—	483	—	483
Pension and other postretirement benefit plans, net of income taxes	—	—	—	32,022	—	32,022
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(1,971)	(1,971)
Balance at end of year	$213,023	$206,446	$993,093	$(34,332)	$32,662	$1,410,892

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2016	2015	2014
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	218,490	219,999	219,999
Issuance of convertible perpetual preferred stock	—	—	—
Repurchase of convertible perpetual preferred stock	—	(1,509)	—
Balance at end of year	218,490	218,490	219,999

Common Shares Outstanding:
Balance at beginning of year	22,593,266	23,216,312	23,343,973
Issuance of common stock	124,469	96,947	110,825
Repurchase of common stock	—	(719,993)	(238,486)
Balance at end of year	22,717,735	22,593,266	23,216,312
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received dividends totaling $3.4 million in fiscal year 2016, $5.2 million in fiscal year 2015, and $6.5 million in fiscal year 2014, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends to the extent they represent a distribution of retained earnings.
The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading supplier of oriental tobaccos with operations located principally in Eastern Europe and Turkey, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. As discussed further below, the Company reviews the carrying value of its investments in unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary. At March 31, 2016, the Company determined that no such factors existed with respect to the investment in Socotab. The Company, together with Socotab management, regularly evaluates the outlook for the business, and an impairment charge could be recorded in a future period if it is determined that the fair value of the investment is less than the carrying value and the decline in value is not temporary.
In fiscal year 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. Since that time, the investment has been accounted for using the cost method, as required under the accounting guidance. The investment in the Zimbabwe operations was zero at March 31, 2016 and 2015. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. During fiscal years 2016, 2015, and 2014, there were no changes in the Company’s ownership percentage in any of these subsidiaries.

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
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2016, 2015, and 2014:

	Fiscal Year Ended March 31,
	2016	2015	2014
Equity in pretax earnings reported in the consolidated statements of income	$5,422	$7,137	$3,897
Less: Equity in income taxes	(2,156)	(834)	(809)
Equity in net income	3,266	6,303	3,088
Less: Dividends received on investments (1)	(3,422)	(5,228)	(6,508)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$(156)	$1,075	$(3,420)

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
Calculations of earnings per share for the fiscal years ended March 31, 2016, 2015, and 2014, are provided in Note 3.
Cash and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances to Suppliers
In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled approximately $134 million at March 31, 2016, and $156 million at March 31, 2015. The related valuation allowances totaled $29 million at March 31, 2016, and $35 million at March 31, 2015, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $0.8 million in fiscal year 2016, $3.7 million in fiscal year 2015, and $5.5 million in fiscal year 2014. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on which interest accrual had been discontinued totaled approximately $11 million at March 31, 2016, and $15 million at March 31, 2015.
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
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time, and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2016 and 2015, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $52 million and $60 million, respectively, and the related valuation allowances totaled approximately $19 million and $23 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Property, Plant and Equipment
Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 10 years. Where applicable and material in amount, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2016, 2015, or 2014.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles
Goodwill and other intangibles principally consist of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value. Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base their initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2016 and 2015. Those factors did not indicate any potential impairment of the Company's recorded goodwill.
Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil. Significant adverse changes in the operations or estimated future cash flows for a reporting unit with recorded goodwill could result in an impairment charge. No charges for goodwill impairment were recorded in fiscal years 2016, 2015, or 2014.
Impairment of Long-Lived Assets
    The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance. In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance). No significant charges for impairment of long-lived assets were recorded during fiscal years 2016, 2015, or 2014.
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
Fair Values of Financial Instruments
The fair value of the Company’s long-term debt, disclosed in Note 6, approximates the carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2016. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available and discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term debt are determined separately and recorded in other long-term liabilities. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
Derivative Financial Instruments
The Company recognizes all derivatives on the balance sheet at fair value. Interest rate swaps and forward foreign currency exchange contracts are used from time to time to manage interest rate risk and foreign currency risk. The Company enters into such contracts only with counterparties of good standing. The credit exposure related to non-performance by the counterparties and the Company is considered in determining the fair values of the derivatives, and the effect has not been material to the financial statements or operations of the Company. Additional disclosures related to the Company’s derivatives and hedging activities are provided in Note 8.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expense. The Company recognized net remeasurement losses of $22.5 million in fiscal year 2016, $28.8 million in fiscal year 2015, and $14.3 million in fiscal year 2014.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction gains of $8.0 million in fiscal year 2016, net transaction gains of $17.7 million in fiscal year 2015, and net transaction losses of $6.0 million in fiscal year 2014.
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
While most of the Company’s revenue consists of tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers. These arrangements usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2016. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then transported to customer-designated storage facilities. The revenue for these services is recognized when processing is completed, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
Stock-Based Compensation
Share-based payments, such as grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share awards, are measured at fair value and reported as expense in the financial statements over the requisite service period. Additional disclosures related to stock-based compensation are included in Note 12.
Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Pronouncements
Pronouncements Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. ASU 2015-17 requires that deferred tax liabilities, deferred tax assets, and valuation allowances be classified as noncurrent in a classified balance sheet. Early adoption of ASU 2015-17 is permitted, and the Company made the required balance sheet presentation change effective for March 31, 2016 and all prior comparative periods.
Pronouncements to be Adopted in Future Periods
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes substantially all of the current revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”).  ASU 2014-09 was developed under a joint project with the International Accounting Standards Board (“IASB”) to improve and converge the existing revenue recognition accounting guidance in U.S. GAAP and International Accounting Standards.  Under ASU 2014-09, the central underlying principle is to recognize revenues when promised goods or services are transferred to customers at an amount determined by the consideration a company expects to receive for those goods or services.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The guidance outlines a five-step process for determining the amount and timing of revenue to be recognized from those arrangements.  It is more principles-based than the existing guidance under U.S. GAAP, and therefore is expected to require more management judgment and involve more estimates than the current guidance.  ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including all interim periods within the year of adoption.   Companies are allowed to select between two transition methods:  (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. Since the issuance of ASU 2014-09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement.  Universal expects to adopt ASU 2014-09 and the related supplemental amendments effective April 1, 2018, which is the beginning of the fiscal year ending March 31, 2019.  The Company is currently evaluating the impact that the adoption of ASU 2014-09 and the related amendments will have on its consolidated financial statements and has not made a decision on the method of adoption.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and the corresponding right-of-use asset as a leased asset in the balance sheet for the term of the lease. This guidance supersedes Topic 840 “Leases” and is effective for fiscal years beginning after December 15, 2018. The Company will be required to adopt ASU 2016-02 effective April 1, 2019, which is the beginning of its fiscal year ending March 31, 2020, and is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.
In March, 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016-09"). ASU 2016-09 provides simplification for the accounting for employee stock-based payment transactions, including the related income tax consequences, the classification of awards as either equity or liabilities, and the classification of transactions in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption of ASU 2016-09 is permitted, and the Company expects to adopt the new guidance effective April 1, 2016, which is the beginning of its fiscal year ending March 31, 2017. The adoption of ASU 2016-09 is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. RESTRUCTURING AND IMPAIRMENT COSTS
During the three fiscal years ended March 31, 2016, Universal recorded restructuring and impairment costs related to various initiatives to adjust certain operations and reduce costs. For all three fiscal years, the restructuring and impairment costs incurred primarily related to operations that are part of the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations.

Fiscal Year Ended March 31, 2016
In fiscal year 2016, the Company recorded restructuring and impairment costs totaling $2.4 million related to a decision to significantly scale back its operations in Zambia. Those costs included statutory employee termination benefits, impairment charges related to outstanding balances on loans to farmers whose contracts were terminated as a result of the decision, and impairment charges on certain property and equipment.
Fiscal Year Ended March 31, 2015
In fiscal year 2015, the Company recorded restructuring costs totaling $4.9 million, primarily related to downsizing certain functions at its operations in Brazil and a decision to suspend its operations in Argentina effective December 31, 2014. The decision to discontinue the Argentina operations involved costs for employee termination benefits, as well as costs to exit the Company's business arrangements with a supplier. Restructuring costs were also incurred in connection with downsizing efforts at several other locations around the Company.
Fiscal Year Ended March 31, 2014
In fiscal year 2014, the Company's operating subsidiary in Brazil closed a factory and centralized all tobacco processing activities in its primary facility. In connection with this initiative, the Company incurred restructuring costs of approximately $4.0 million, including employee termination benefits, costs to relocate personnel and equipment to the main facility, and lease exit costs on the building that housed the closed operations. Additional restructuring costs of approximately $2.7 million were incurred in connection with voluntary early retirement arrangements at several locations around the Company.
A summary of the restructuring and impairment costs incurred during the fiscal years ended March 31, 2016, 2015, and 2014, is as follows:

	Fiscal Years Ended March 31,
	2016	2015	2014
Restructuring Costs:
Employee termination benefits	$1,629	$4,354	$3,743
Other restructuring costs	96	536	3,003
	1,725	4,890	6,746
Impairment Costs:
Farmer loans and property and equipment	664	—	—
Total restructuring and impairment costs	$2,389	$4,890	$6,746

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2014 through 2016 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2013	$382	$—	$382
Fiscal Year 2014 Activity:
Costs charged to expense	3,743	3,003	6,746
Payments	(2,099)	(2,843)	(4,942)
Balance at March 31, 2014	2,026	160	2,186
Fiscal Year 2015 Activity:
Costs charged to expense	4,354	536	4,890
Payments	(5,684)	(498)	(6,182)
Balance at March 31, 2015	696	198	894
Fiscal Year 2016 Activity:
Costs charged to expense	1,629	96	1,725
Payments	(2,246)	(92)	(2,338)
Balance at March 31, 2016	$79	$202	$281
The majority of the restructuring liability at March 31, 2016 will be paid in the early part of fiscal year 2017. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring costs in future periods as business changes occur and additional cost savings initiatives are implemented.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2016	2015	2014
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$109,016	$114,608	$149,009
Less: Dividends on convertible perpetual preferred stock	(14,748)	(14,824)	(14,850)
Less: Cost in excess of carrying value on repurchases of convertible perpetual preferred stock	—	(36)	—
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	94,268	99,748	134,159

Denominator for basic earnings per share
Weighted average shares outstanding	22,683,290	23,035,920	23,238,978

Basic earnings per share	$4.16	$4.33	$5.77

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$94,268	$99,748	$134,159
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	14,748	14,824	14,850
Add: Cost in excess of carrying value on repurchases of convertible perpetual preferred stock	—	36	—
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	109,016	114,608	149,009

Denominator for diluted earnings per share
Weighted average shares outstanding	22,683,290	23,035,920	23,238,978
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,853,268	4,843,309	4,821,557
Employee share-based awards	288,933	342,035	331,498
Denominator for diluted earnings per share	27,825,491	28,221,264	28,392,033

Diluted earnings per share	$3.92	$4.06	$5.25
For the fiscal years ended March 31, 2016, 2015, and 2014, the Company had the following potentially dilutive securities (stock appreciation rights) outstanding that were not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Fiscal Year Ended March 31,
	2016	2015	2014
Potentially dilutive securities	133,600	156,200	169,000
Weighted-average exercise price	$62.66	$61.83	$62.66

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.   INCOME TAXES
The Company operates in the United States and many foreign countries and is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company's consolidated effective income tax rate is affected by a number of factors, including the mix of domestic and foreign earnings, the effect of exchange rate changes on deferred taxes, and the Company’s ability to utilize foreign tax credits.
Income Tax Expense
Income taxes for the fiscal years ended March 31, 2016, 2015, and 2014 consisted of the following:

	Fiscal Year Ended March 31,
	2016	2015	2014
Current
United States	$5,371	$4,126	$1,433
State and local	1,116	657	507
Foreign	32,897	46,885	75,770
	39,384	51,668	77,710
Deferred
United States	5,780	3,352	1,686
State and local	(445)	159	275
Foreign	9,711	(17,173)	(4,136)
	15,046	(13,662)	(2,175)
Total	$54,430	$38,006	$75,535
Foreign taxes include U.S. tax expense on earnings of foreign subsidiaries. The Company has no undistributed earnings of consolidated foreign subsidiaries that are classified as permanently reinvested.
Consolidated Effective Income Tax Rate
A reconciliation of the statutory U.S. federal rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3	0.3	0.2
Dividends received from deconsolidated operations	(1.5)	(1.3)	(0.9)
Effect of exchange rate changes on deferred income taxes	(1.6)	(4.9)	(1.0)
Tax benefit arising from payment of a portion of a fine by a subsidiary	—	(5.0)	—
Other, including changes in liabilities recorded for uncertain tax positions	(0.7)	(0.1)	(0.6)
Effective income tax rate	31.5%	24.0%	32.7%
During the first quarter of fiscal year 2015, the Company recorded a consolidated income tax benefit of $8 million arising from the ability of its subsidiary, Deltafina S.p.A., to pay a significant portion of a fine and related interest charges in Italy that were settled during that quarter following the unsuccessful appeal of a case involving anti-competitive activities in the Italian tobacco market. Deltafina and Universal Corporation were jointly liable for the fine and interest charges. The Company’s initial accrual of the amounts imposed in September 2011 assumed that the entire obligation would be paid by Universal Corporation due to uncertainty with respect to Deltafina’s financial capacity to bear any significant portion of the cost upon the eventual settlement and to uncertainty as to when the payment would be made. Deltafina ultimately was able to assume responsibility for approximately $30 million of the total $53 million obligation for the fine and interest when those amounts were paid. Although the portion of the fine paid by Deltafina was not deductible for income tax purposes in Italy, it reduced the subsidiary’s cumulative undistributed earnings and the associated consolidated tax liability, resulting in the $8 million benefit in the Company's consolidated income tax provision. This discrete item reduced the effective income tax rate for fiscal year 2015 by 5.0%.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Income Before Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
United States	$37,877	$27,181	$9,156
Foreign	134,701	131,286	221,534
Total	$172,578	$158,467	$230,690
Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2016	2015
Liabilities
Foreign withholding taxes	$39,770	$34,339
Undistributed earnings	19,553	14,510
Goodwill	30,851	30,851
All other	10,424	8,922
Total deferred tax liabilities	$100,598	$88,622

Assets
Employee benefit plans	$43,362	$50,977
Reserves and accruals	12,911	14,039
Deferred income	3,938	5,387
Currency translation losses of foreign subsidiaries	9,939	12,167
Local currency exchange losses of foreign subsidiaries	3,597	10,674
Foreign tax credit carryforward	4,664	—
All other	16,546	9,607
Total deferred tax assets	94,957	102,851
Valuation allowance	—	(629)
Net deferred tax assets	$94,957	$102,222
At March 31, 2016, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations, other comprehensive income, and direct adjustments to shareholders' equity was as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Continuing operations	$54,430	$38,006	$75,535
Other comprehensive income	1,423	(21,900)	22,190
Direct adjustments to shareholders' equity	(805)	(932)	(972)
Total	$55,048	$15,174	$96,753
Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended March 31, 2016, 2015 and 2014, is as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Liability for uncertain tax positions, beginning of year	$2,894	$3,809	$5,385
Additions:
Related to tax positions for the current year	98	272	194
Related to tax positions for prior years	—	—	168
Reductions:
Due to lapses of statutes of limitations	(215)	(478)	(1,776)
Related to tax positions for prior years	—	(143)	—
Effect of currency rate movement	(370)	(566)	(162)
Liability for uncertain tax positions, end of year	$2,407	$2,894	$3,809
Of the total liability for uncertain tax positions at March 31, 2016, approximately $1.8 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.1 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2017. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.
The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. Amounts accrued or reversed for interest and penalties were not material for any of the fiscal years 2014 through 2016, and liabilities recorded for interest and penalties at March 31, 2016 and 2015 also were not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2016, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended 2013. Open tax years in state and foreign jurisdictions generally range from 3 to 6 years.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.   CREDIT FACILITIES
Bank Credit Agreements
In December 2014, the Company entered into a senior unsecured bank credit agreement that replaced its previous short-term and long-term borrowing facilities, consolidating and extending the maturities of those facilities. The agreement established a $430 million five-year revolving credit facility, along with a $150 million five-year term loan and a $220 million seven-year term loan. Borrowings under the revolving credit facility bear interest at a variable rate based on either (1) LIBOR plus a margin that is based on the Company's credit measures or (2) the higher of the federal funds rate plus 0.5%, prime rate, or one-month LIBOR plus 1.0%, each plus a margin. In addition to interest, the Company pays a facility fee on the revolving credit facility. No amounts were outstanding under the revolving credit facility at March 31, 2016. The credit agreement provides for an expansion of the facility under certain conditions to allow additional borrowings of up to $100 million. Additional information related to the term loans is provided in Note 6. The credit agreement includes financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2016.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2016 and 2015, approximately $66 million and $60 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2016 and 2015, were approximately 2.2% and 2.7%, respectively. At March 31, 2016, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $306 million.
NOTE 6.   LONG-TERM DEBT
The Company's long-term debt at March 31, 2016 and 2015 consisted of the following:

	March 31,
	2016	2015
Senior bank term loans	$370,000	$370,000
Total outstanding	370,000	370,000
Less: current portion	—	—
Long-term debt	$370,000	$370,000
As discussed in Note 5, the Company entered into a bank credit agreement in December 2014 that established a $150 million five-year term loan and a $220 million seven-year term loan. Both term loans were fully funded at closing, and the Company concurrently repaid approximately $250 million aggregate principal amount on term loans outstanding under two previous bank credit facilities and reduced its revolving credit borrowings by approximately $120 million. The term loans require no amortization and are prepayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at variable rates plus a margin based on the Company's credit measures. However, following closing on the term loans, the Company entered into receive-floating / pay-fixed interest rate swap agreements that convert the variable benchmark rate on both loans to a fixed rate over their full terms to maturity. With the swap agreements in place, the effective interest rate on the $150 million five-year loan and the $220 million seven-year loan were 2.94% and 3.48%, respectively, at March 31, 2016 and 2015. The effective rates will change only if a change in the Company's credit measures results in adjustments to the applicable credit spreads specified in the underlying loan agreement. The $150 million five-year term loan matures in fiscal year 2020, and the $220 million seven-year term loan matures in fiscal year 2022.
In November 2014, the Company filed an undenominated universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.
Disclosures about the fair value of long-term debt are provided in Note 9.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. LEASES
The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $14.7 million in fiscal year 2016, $15.8 million in fiscal year 2015, and $18.2 million in fiscal year 2014. Future minimum payments under non-cancelable operating leases total $10.3 million in 2017, $7.1 million in 2018, $6.1 million in 2019, $4.8 million in 2020, $4.4 million in 2021, and $15.0 million after 2021.
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
Cash Flow Hedging Strategy for Interest Rate Risk
In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its two outstanding non-amortizing bank term loans (see Note 5). Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2016, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges on an amortizing bank term loan that has since been repaid. Those swap agreements, which had an aggregate notional amount of approximately $74 million reflecting the principal balance outstanding on the loan, were terminated upon repayment of the debt in December 2014. The fair value of the swap agreements, approximately $0.6 million, was paid to the counterparties upon termination and charged to expense.
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during fiscal years 2016, 2015, and 2014 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2016	2015	2014
Tobacco purchases	$43.1	$105.6	$126.1
Processing costs	13.2	22.9	26.8
Total	$56.3	$128.5	$152.9
The reduced U.S. dollar notional amounts for tobacco purchases and processing costs hedged during fiscal year 2016 reflect the combined effect of the devaluation of the Brazilian currency since the prior fiscal year, the reduced size of the 2016 crop, and a variation in the timing of fixed-price orders from customers for their purchases from the respective crop years. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for amounts related to any ineffective portion of the hedging strategy or any early de-designation of the hedge arrangement, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at March 31, 2016, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2017. At March 31, 2016, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. Purchases of the 2016 crop are expected to be completed by August 2016, and all forward contracts to hedge those purchases will mature and be settled by that time.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature.  During fiscal years ended March 31, 2016, 2015, and 2014, the Company used forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. At March 31, 2016, the net local monetary asset position in Brazil was not significant, and there were no foreign currency contracts to manage currency remeasurement risk outstanding. The total notional amount of contracts outstanding at March 31, 2015 was approximately $80.4 million. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2016, 2015, and 2014.

	Fiscal Year Ended March 31,
	2016	2015	2014
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(12,824)	$(4,044)	$(142)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(5,108)	$(1,929)	$(886)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$1,774	$1,410	$(1,635)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$993	$3,099	$(3,844)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$685	$257	$(1,839)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$5,973	$13,178	$(6,609)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $0.5 million remained in accumulated other comprehensive loss at March 31, 2016. That balance reflects net gains on contracts related to the 2016 crop. No hedge gain or loss had been reclassified to earnings at March 31, 2016 since shipments of those tobaccos had not yet started. The majority of the balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2017 as the 2016 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2016 and 2015:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2016	2015		2016	2015
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	Other long-term liabilities	$10,766	$3,050

Forward foreign currency exchange contracts	Other current assets	475	106	Accounts payable and accrued expenses	—	396
Total		$475	$106		$10,766	$3,446

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$297	$5,148	Accounts payable and accrued expenses	$5	$183
Total		$297	$5,148		$5	$183
Substantially all of the Company's forward foreign currency exchange contracts are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.
NOTE 9.   FAIR VALUE MEASUREMENTS
Universal measures certain financial and nonfinancial assets and liabilities at fair value based on applicable accounting guidance. The financial assets and liabilities measured at fair value include money market funds, trading securities associated with deferred compensation plans, interest rate swap agreements, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. The application of the fair value guidance to nonfinancial assets and liabilities primarily includes the determination of fair values for goodwill and long-lived assets when indicators of potential impairment are present.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2016 and 2015, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$116,618	$—	$116,618
Trading securities associated with deferred compensation plans	17,817	—	—	17,817
Forward foreign currency exchange contracts	—	772	—	772
Total financial assets measured and reported at fair value	$17,817	$117,390	$—	$135,207

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,628	$1,628
Interest rate swap agreements	—	10,766	—	10,766
Forward foreign currency exchange contracts	—	5	—	5
Total financial liabilities measured and reported at fair value	$—	$10,771	$1,628	$12,399

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$86,552	$—	$86,552
Trading securities associated with deferred compensation plans	20,692	—	—	20,692
Forward foreign currency exchange contracts	—	5,254	—	5,254
Total financial assets measured and reported at fair value	$20,692	$91,806	$—	$112,498

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$1,695	$1,695
Interest rate swap agreements	—	3,050	—	3,050
Forward foreign currency exchange contracts	—	579	—	579
Total financial liabilities measured and reported at fair value	$—	$3,629	$1,695	$5,324
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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal years ended March 31, 2016 and 2015 is provided below.

	Fiscal Year Ended March 31,
	2016	2015
Balance at beginning of year	$1,674	$2,270
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	(1,826)	(2,392)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	1,834	2,320
Change in discount rate and estimated collection period	106	130
Currency remeasurement	(160)	(654)
Balance at end of year	$1,628	$1,674
Long-term Debt
The fair value of the Company’s long-term debt was approximately $370 million at March 31, 2016 and 2015. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company's primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rates:
Benefit cost for plan year	3.80%	4.50%	4.20%	3.70%	4.30%	3.90%
Benefit obligation at end of plan year	4.10%	3.80%	4.50%	3.80%	3.70%	4.30%
Expected long-term return on plan assets:
Benefit cost for plan year	7.25%	7.75%	8.00%	3.00%	4.30%	4.30%
Benefit obligation at end of plan year	7.00%	7.25%	7.75%	3.00%	3.00%	4.30%
Salary scale:
Benefit cost for plan year	4.50%	4.50%	5.00%	4.50%	4.50%	5.00%
Benefit obligation at end of plan year	4.00%	4.50%	4.50%	4.00%	4.50%	4.50%
Healthcare cost trend rate	N/A	N/A	N/A	7.00%	7.20%	7.40%
Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The reduction in the expected long-term return on plan assets assumption from fiscal year 2014 to fiscal year 2016 is primarily due to changes in the underlying plan assets. These changes reflect a move toward a liability-driven investment strategy in the Company's ERISA-regulated U.S. defined benefit pension plan due to the high percentage of retired and inactive participants in the plan and the high funded status of the plan. The healthcare cost trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed annually for continued applicability. The revised trend assumption of 7.00% in 2016 declines gradually to 4.50% in 2037.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in 2016 and 2015, as well as the funded status of the plans at March 31, 2016 and 2015:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2016	2015	2016	2015
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$273,479	$287,133
Projected benefit obligation	275,505	288,908	$37,225	$40,863

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$288,908	$259,928	$40,863	$41,846
Service cost	5,953	5,099	286	347
Interest cost	10,037	11,215	1,539	1,699
Effect of discount rate change	(10,036)	30,744	(402)	2,669
Foreign currency exchange rate changes	330	(6,033)	(215)	(444)
Curtailment	—	—	—	(1,465)
Other	(486)	2,879	(1,104)	(788)
Benefit payments	(19,201)	(14,924)	(3,742)	(3,001)
Projected benefit obligation, end of year	$275,505	$288,908	$37,225	$40,863

Change in plan assets:
Plan assets at fair value, beginning of year	$224,553	$213,282	$2,115	$2,535
Actual return on plan assets	61	23,486	69	73
Employer contributions	12,504	8,063	3,123	2,508
Foreign currency exchange rate changes	(58)	(5,354)	—	—
Benefit payments	(19,201)	(14,924)	(3,742)	(3,001)
Plan assets at fair value, end of year	$217,859	$224,553	$1,565	$2,115

Funded status:
Funded status of the plans, end of year	$(57,646)	$(64,355)	$(35,660)	$(38,748)
The curtailment for other postretirement benefits in fiscal year 2015 was attributable to the discontinuation of postretirement life insurance benefits for active U.S. employees. The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its postretirement medical plans on a pay-as-you-go basis as the benefit payments are incurred. Those plans account for approximately 58% of the $57.6 million unfunded pension obligation and approximately 83% of the $35.7 million unfunded postretirement benefit obligation shown on the funded status line in the above table at March 31, 2016.
The funded status of the Company’s plans at the end of fiscal years 2016 and 2015 was reported in the consolidated balance sheets as follows:

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2016	2015	2016	2015
Non-current asset (included in other noncurrent assets)	$2,044	$1,900	$—	$—
Current liability (included in accounts payable and accrued expenses)	(630)	(5,458)	(2,543)	(2,497)
Non-current liability (reported as pensions and other postretirement benefits)	(59,060)	(60,797)	(33,117)	(36,251)
Amounts recognized in the consolidated balance sheets	$(57,646)	$(64,355)	$(35,660)	$(38,748)
Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2016 and 2015, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2016	2015	2016	2015
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$270,058	$283,070	$37,225	$40,863
Aggregate fair value of plan assets	210,368	216,815	1,565	2,115
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	268,087	281,354	N/A	N/A
Aggregate fair value of plan assets	210,368	216,815	N/A	N/A
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$5,953	$5,099	$5,190	$286	$347	$527
Interest cost	10,037	11,215	12,223	1,539	1,699	2,106
Expected return on plan assets	(15,110)	(15,493)	(14,218)	(58)	(102)	(119)
Curtailment gain	—	—	—	—	(1,465)	—
Settlement cost	—	—	1,094	—	—	—
Net amortization and deferral	4,394	6,169	6,779	(431)	(671)	(5)
Net periodic benefit cost	$5,274	$6,990	$11,068	$1,336	$(192)	$2,509
A one-percentage-point increase in the assumed healthcare cost trend rate would increase the March 31, 2016 accumulated postretirement benefit obligation by approximately $1.0 million, while a one-percentage-point decrease would reduce the benefit obligation by approximately $900 thousand. The aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2017 would not change by a significant amount as a result of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss at the beginning of the year are amortized as a component of net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2016 and 2015 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2016	2015	2016	2015
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$81,544	$70,488	$(6,402)	$(9,952)
Losses (gains) arising during the year	4,787	23,353	(1,263)	2,879
Amortization included in net periodic benefit cost during the year	(7,032)	(12,297)	431	671
Net actuarial loss (gain), end of year	79,299	81,544	(7,234)	(6,402)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(17,630)	(22,998)	—	—
Prior service cost (benefit) arising during the year	111	(675)	(108)	—
Amortization included in net periodic benefit cost during the year	2,458	6,043	—	—
Prior service cost (benefit), end of year	(15,061)	(17,630)	(108)	—

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$64,238	$63,914	$(7,342)	$(6,402)
Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit adjustments related to ownership interests in unconsolidated affiliates.
The Company expects to recognize approximately $6.1 million of the March 31, 2016 net actuarial loss and $2.6 million of the March 31, 2016 prior service benefit in net periodic benefit cost during fiscal year 2017.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 90% of consolidated plan assets and 81% of consolidated PBO at March 31, 2016, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. As noted above and reflected in the table below, the Company has changed some of the underlying assets in the plan over the past two fiscal years to move toward a liability-driven investment strategy, resulting in a reduction of the expected long-term return on assets. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted–average target pension asset allocation and target ranges at the March 31, 2016 measurement date and the actual asset allocations at the March 31, 2016 and 2015 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2016	2015
Equity securities	26.0%	16%	-	36%	22.4%	25.3%
Fixed income securities (1)	69.0%	59%	-	79%	71.5%	69.1%
Alternative investments	5.0%	0%	-	10%	6.1%	5.6%
Total	100.0%				100.0%	100.0%

(1)	Actual amounts include high yield securities and cash balances held for the payment of benefits.
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company expects to make contributions of approximately $7.3 million to its defined benefit pension plans in fiscal year 2017, including $5.4 million to its ERISA-regulated U.S. plan and $1.9 million to its non-ERISA regulated and other plans.
Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2017	$14,305	$2,944
2018	17,223	2,854
2019	22,358	2,874
2020	16,271	2,832
2021	16,799	2,807
2022 - 2026	90,913	12,915

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

Fair values of the assets of the Company’s pension plans as of March 31, 2016 and 2015, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Equity securities	$43,807	$—	$—	$43,807
Fixed income securities (1)	141,218	7,491	13,382	162,091
Alternative investments	—	—	11,961	11,961
Total investments	$185,025	$7,491	$25,343	$217,859

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Equity securities	$51,300	$—	$—	$51,300
Fixed income securities (1)	141,655	7,738	12,424	161,817
Alternative investments	—	—	11,436	11,436
Total investments	$192,955	$7,738	$23,860	$224,553

(1)	Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $1.8 million for fiscal year 2016, $1.8 million for fiscal year 2015, and $1.6 million for fiscal year 2014.
NOTE 11.   COMMON AND PREFERRED STOCK
Common Stock
At March 31, 2016, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 22,717,735 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them. If dividends on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) are not declared and paid for any dividend period, then the Company may not pay dividends on the common stock or repurchase common shares until the dividends on the Preferred Stock have been paid for a period of four consecutive quarters.
Preferred Stock
The Company is also authorized to issue up to 5,000,000 shares of preferred stock, 500,000 shares of which have been reserved for Series A Junior Participating Preferred Stock and 220,000 shares of which have been reserved for Series B 6.75% Convertible Perpetual Preferred Stock. No Series A Junior Participating Preferred Stock has been issued. In 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock (the “Preferred Stock” or “Preferred Shares”) were issued under this authorization. At March 31, 2016, 218,490 shares were issued and outstanding. The Preferred Stock has a liquidation preference of $1,000 per share. Holders of the Preferred Shares are entitled to receive quarterly dividends at the rate of 6.75% per annum on the liquidation preference when, as, and if declared by the Company’s Board of Directors. Dividends are not cumulative in the event the Board of Directors does not declare a dividend for one or more quarterly periods. Under the terms of the Preferred Stock, the Board of Directors is prohibited from declaring regular dividends on the Preferred Shares in any period in which the Company fails to meet specified levels of shareholders’ equity and net income; however, in that situation, the Board of Directors may instead declare such dividends payable in shares of the Company’s common stock or from net proceeds of common stock issued during the ninety-day period prior to the dividend declaration. The Preferred Shares have no voting rights, except in the event the Company fails to

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pay dividends for four consecutive or non-consecutive quarterly dividend periods or fails to pay the redemption price on any date that the Preferred Shares are called for redemption, in which case the holders of Preferred Shares will be entitled to elect two additional directors to the Company’s Board to serve until dividends on the Preferred Stock have been fully paid for four consecutive quarters.
The Preferred Shares are convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion rate that is adjusted each time the Company pays a dividend on its common stock that exceeds $0.43 per share. The conversion rate at March 31, 2016, was 22.2744 shares of common stock per preferred share, which represents a conversion price of approximately $44.89 per common share. Upon conversion, the Company may, at its option, satisfy all or part of the conversion value in cash.
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
Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s capital stock (common and preferred stock). Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2014 through 2016. The current program, which replaced an expiring program, was authorized and became effective on November 5, 2015. It authorizes the purchase of up to $100 million of the Company's outstanding common and/or preferred stock and expires on the earlier of November 15, 2017, or when the funds authorized for the program have been exhausted. At March 31, 2016, the full $100 million authorization remained available for share repurchases under the current program.
Share repurchases under the programs for the fiscal years ended March 31, 2016, 2015, and 2014 were as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Common Stock
Number of shares repurchased	—	719,993	238,486
Cost of shares repurchased (in thousands of dollars)	$—	$31,227	$14,145
Weighted-average cost per share	$—	$43.37	$59.31

Series B 6.75% Convertible Perpetual Preferred Stock
Number of shares repurchased	—	1,509	—
Cost of shares repurchased (in thousands of dollars)	$—	$1,497	$—
Weighted-average cost per share	$—	$992.27	$—
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
The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Executive Compensation, Nominating, and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. Since fiscal year 2006, grants have been limited to restricted stock, RSUs, PSAs, and stock-settled SARs. In fiscal years 2014 through 2016, the Compensation Committee has awarded only grants of RSUs and PSAs. Outside directors automatically receive restricted stock units following each annual meeting of shareholders.

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
Stock Options and SARs
The following tables summarize the Company’s stock option and SAR activity and related information for fiscal years 2014 through 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value
Fiscal Year Ended March 31, 2014:
Outstanding at beginning of year	418,477	$50.07
Exercised	(161,137)	42.48
Outstanding at end of year	257,340	54.83

Fiscal Year Ended March 31, 2015:
Exercised	(63,539)	38.50
Cancelled/expired	(24,200)	62.66
Outstanding at end of year	169,601	59.82

Fiscal Year Ended March 31, 2016:
Exercised	(6,200)	51.32
Cancelled/expired	(11,200)	62.66
Outstanding at end of year	152,201	$59.96	1.14	$302

	Fiscal Year Ended March 31,
	2016	2015	2014
Total intrinsic value of stock options and SARs exercised	$26	$1,091	$2,816
Total fair value of SARs vested	$—	$375	$769
All of the grants outstanding at the end of fiscal year 2016 in the above tables represent SARs, all of which were exercisable at the end of the year. Intrinsic value and aggregate intrinsic value in the tables above are based on the difference between the market price of the underlying shares at the exercise date or balance sheet date, as applicable, and the exercise prices of the stock options and SARs. The closing market prices used to determine the aggregate intrinsic value at the end of each fiscal year were as follows: $56.81 at March 31, 2016, $47.16 at March 31, 2015, and $55.89 at March 31, 2014.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs
The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2014 through 2016:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2014:
Unvested at beginning of year	292,134	$41.23	59,850	$41.68	135,017	$35.12
Granted	70,092	57.79	—	—	52,400	53.56
Vested	(69,046)	44.89	(11,750)	39.02	(32,464)	33.95
Forfeited	—	—	—	—	(5,566)	37.45
Unvested at end of year	293,180	44.33	48,100	42.33	149,387	41.76

Fiscal Year Ended March 31, 2015:
Granted	94,539	51.86	—	—	57,580	46.41
Vested	(123,322)	42.02	—	—	(50,092)	31.95
Forfeited	—	—	—	—	(3,400)	53.56
Unvested at end of year	264,397	48.10	48,100	42.33	153,475	45.58

Fiscal Year Ended March 31, 2016:
Granted	80,932	51.62	—	—	86,212	45.06
Vested	(42,384)	41.64	—	—	(85,387)	38.14
Unvested at end of year	302,945	$49.95	48,100	$42.33	154,300	$48.13
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
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2016, 2015, and 2014, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Total stock-based compensation expense	$5,206	$6,230	$6,278
Income tax benefit recorded on stock-based compensation expense	$1,822	$2,181	$2,197
At March 31, 2016, the Company had $5.1 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.2 years. All stock options were exercised, cancelled, or expired before fiscal year 2016. Cash proceeds from the exercise of stock options were not material for the fiscal years ended March 31, 2015 and 2014.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries in which it operates. Contracts in most countries cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2016, the Company had contracts to purchase approximately $566 million of tobacco to be delivered during the coming fiscal year and $110 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by advances to farmers and other suppliers, which totaled approximately $102 million, net of allowances, at March 31, 2016. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. As noted above and discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $53 million at March 31, 2016.
Guarantees and Other Contingent Liabilities
Guarantees of Bank Loans and Other Contingent Liabilities
Guarantees of bank loans to growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. At March 31, 2016, the Company’s total exposure under guarantees issued by its operating subsidiary for banking facilities of farmers in Brazil was approximately $11 million ($13 million face amount including unpaid accrued interest, less $2 million recorded for the fair value of the guarantees). All of these guarantees expire within one year. As noted above, the subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at March 31, 2016, was the face amount, $13 million including unpaid accrued interest ($17 million as of March 31, 2015). The fair value of the guarantees was a liability of approximately $2 million at March 31, 2016 ($2 million at March 31, 2015). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $2 million at March 31, 2016, primarily under outstanding letters of credit.
Value-Added Tax Assessments in Brazil
As discussed in Note 1, the Company's local operating subsidiaries pay significant amounts of value-added tax ("VAT") in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company's operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from the tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary's VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $14 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $15 million. These amounts are based on the exchange rate for the Brazilian currency at March 31, 2016. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary's positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of March 31, 2016, a portion of the subsidiary's arguments had been accepted, and the outstanding assessments had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $12 million at the March 31, 2016 exchange rate. The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $12 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2016.
With respect to the Parana assessment, management of the subsidiary and outside counsel have undertaken the steps required to contest the full amount of the claim. A significant portion of the Parana assessment is based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary's tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covering the same tax periods. The new assessment totaled approximately $5 million at the March 31, 2016 exchange rate, reflecting a substantial reduction from the original $15 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have taken the necessary steps to challenge the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $5 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2016.
In both states, the process for reaching a final resolution to the assessments is expected to be lengthy, and management is not currently able to predict when either case will be concluded. Should the subsidiary ultimately be required to pay any tax, interest, or penalties in either case, the portion paid for tax would generate value-added tax credits that the subsidiary may be able to recover.
Other Contingent Liabilities
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
Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company's five largest customers are Philip Morris International, Inc., British American Tobacco plc, Imperial Brands plc, Japan Tobacco, Inc., and China Tobacco International, Inc. In the aggregate, these customers have accounted for more than 60% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2016, 2015, and 2014, revenue from Philip Morris International, Inc. was approximately $640 million, $580 million, and $590 million, respectively. For the same periods, British American Tobacco plc accounted for revenue of approximately $230 million, $220 million, and $240 million, respectively, and Imperial Brands plc accounted for revenue of approximately $210 million, $280 million, and $340 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
Accounts Receivable
The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $9 million and $5 million at March 31, 2016 and 2015, respectively. At March 31, 2016 and 2015, net accounts receivable by reportable operating segment were as follows:

	March 31,
	2016	2015
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$85,985	$38,046
Other Regions	303,932	350,122
Subtotal	389,917	388,168
Other Tobacco Operations	38,742	46,194
Consolidated accounts receivable, net	$428,659	$434,362
Favorable Outcome of IPI Tax Credit Case in Brazil
During the first quarter of fiscal year 2014, a longstanding lawsuit related to IPI tax credits filed by the Company's operating subsidiary in Brazil was concluded in the subsidiary's favor with a decision by the Brazilian Superior Court of Justice on the final appeal filed by the Brazilian federal government. Although additional appeals by the government were expected in the case, the time period to file those appeals expired and the decision and overall outcome of the case were confirmed.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in lower courts were decided in the subsidiary's favor for a portion of the tax credits claimed in the suit, but those decisions were appealed on various grounds by both the government and the subsidiary. The expiration of the appeal period ended the matter in the courts.
The final court decision entitled the subsidiary to approximately $104 million of IPI tax credits (based on the exchange rate at the date of the decision), which are being used to offset payments of other Brazilian federal taxes. That amount includes the tax credits generated over the period granted by the courts, as well as interest calculated from the date those credits should have been available to the subsidiary. The ability to use the tax credits to offset other Brazilian federal tax payments expires five years after the subsidiary's right to claim the credits was confirmed. Utilization of the credits is also subject to audit by the tax authorities. Based on estimates of the tax credits that were probable of being realized at the time the case was decided, the subsidiary recorded an allowance, reducing the net book value of the credits to approximately $90 million. After deducting related legal fees and Brazilian social contribution taxes assessed on the interest portion of the total IPI tax credits received, the subsidiary recorded a net gain of $81.6 million ($53.1 million after tax, or $1.87 per diluted share) during the first quarter of fiscal year 2014, as a result of the favorable outcome of the case. In the fourth quarter of fiscal year 2015, based on actual realization of the tax credits to date, as well as updated tax payment projections for future periods, revised estimates indicated that all remaining IPI tax credits would be fully utilized prior to expiration. On that basis, the subsidiary reversed the full remaining valuation allowance on the credits of $12.7 million (based on the then current exchange rate) during the quarter. The original gain in fiscal year 2014 and the reversal of the valuation allowance in fiscal year 2015 are reported in Other Income in the consolidated statements of income.
Acquisition of Partner's Interest in Tobacco Processing Joint Venture
For a number of years, the Company held a 50% joint venture ownership interest in Procesadora Unitab, S.A., a tobacco processing entity in Guatemala. In December 2015, the Company acquired the 50% interest held by its joint venture partner for $6.0 million in cash. In accordance with Accounting Standards Codification Topic 805, "Business Combinations" (“ASC 805”), the transaction was accounted for using the acquisition method of accounting, which required the Company to record all underlying assets and liabilities of the entity at their fair values as of the transaction date and to consolidate the financial statements of the entity.  Based on those fair values, the Company recorded a pretax gain of $3.4 million on the transaction during the third quarter of fiscal year 2016. The gain is reported in Other Income in the consolidated statements of income. The purchase price of the newly-acquired 50% interest approximated fair value, and the gain resulted from remeasuring the Company’s original 50% ownership interest in the entity to fair value. No goodwill or identifiable intangible assets were recorded as part of the transaction, and acquisition-related costs were not significant.
The pro forma result of operations of the combined companies would not be materially different from the Company’s historical results, and the revenues and earnings of the acquired entity since the date of acquisition are not material.  The allocation of the fair values to the net assets acquired was complete at the time the transaction was recorded. Based on the nature of its operations, the net assets of the acquired entity are comprised primarily of property, plant, and equipment, and the fair values recorded for those assets totaled approximately $12.0 million based primarily on a third-party appraisal. The acquired entity is included in the Company’s North America operating segment.
NOTE 14.   OPERATING SEGMENTS
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
The principal approach used by management to evaluate the Company’s performance is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Oriental tobacco operations consist principally of a 49% interest in an affiliate, and the performance of those operations is evaluated based on the Company’s equity in the pretax earnings of that affiliate. Under this structure, the Company has the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers. The Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and the Oriental business supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services includes the Company's laboratory services business, which provides physical and chemical product testing and smoke testing for customers, as well as its liquid nicotine joint venture and its food ingredients business.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of, or for, the fiscal years ended March 31, 2016, 2015, and 2014, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2016	2015	2014	2016	2015	2014
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$361,827	$305,028	$348,627	$31,147	$31,060	$23,217
Other Regions (1)	1,538,971	1,739,781	1,932,228	143,596	125,839	133,447
Subtotal	1,900,798	2,044,809	2,280,855	174,743	156,899	156,664
Other Tobacco Operations (2)	219,575	226,992	261,260	11,325	10,326	18,511
Segment total	2,120,373	2,271,801	2,542,115	186,068	167,225	175,175
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)				(5,422)	(7,137)	(3,897)
Restructuring and impairment costs (4)				(2,389)	(4,890)	(6,746)
Add: Other income (5)				3,390	12,676	81,619
Consolidated total	$2,120,373	$2,271,801	$2,542,115	$181,647	$167,874	$246,151

	Segment Assets			Goodwill
	March 31,			March 31,
	2016	2015	2014	2016	2015	2014
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$364,271	$281,757	$272,161	$—	$—	$—
Other Regions (1)	1,549,758	1,609,393	1,676,507	97,318	97,372	97,367
Subtotal	1,914,029	1,891,150	1,948,668	97,318	97,372	97,367
Other Tobacco Operations (2)	318,768	297,299	316,225	1,713	1,713	1,713
Segment and consolidated totals	$2,232,797	$2,188,449	$2,264,893	$99,031	$99,085	$99,080

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2016	2015	2014	2016	2015	2014
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$4,314	$4,284	$6,018	$2,282	$5,814	$2,676
Other Regions (1)	29,187	28,827	29,044	25,122	39,303	37,584
Subtotal	33,501	33,111	35,062	27,404	45,117	40,260
Other Tobacco Operations (2)	4,143	4,213	3,837	19,749	13,268	5,589
Segment and consolidated totals	$37,644	$37,324	$38,899	$47,153	$58,385	$45,849

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Oriental, and Special Services, as well as inter-company eliminations. Sales and other operating revenues, goodwill, depreciation and amortization, and capital expenditures include limited amounts or no amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings of the unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $81.8 million, $74.9 million, and $93.3 million, at March 31, 2016, 2015, and 2014, respectively.

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

(5)
Other income in fiscal year 2016 represents a gain from remeasuring to fair value the Company's original 50% ownership in Procesadora Unitab, S.A., a tobacco processing joint venture in Guatemala, upon acquiring the 50% interest held by the Company's joint venture partner (See Note 13). Other income represents the reversal of a valuation allowance on IPI excise tax credits in Brazil in fiscal year 2015 and the gain on the favorable outcome of the IPI tax credit case in fiscal year 2014 (see Note 13).

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data as of, or for, the fiscal years ended March 31, 2016, 2015, and 2014, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2016	2015	2014
Belgium	$371,580	$336,396	$289,206
United States	275,147	290,950	304,527
Germany	155,180	170,338	173,872
China	135,032	174,872	210,956
Netherlands	121,767	113,297	208,031
Russia	109,559	126,652	123,114
All other countries	952,108	1,059,296	1,232,409
Consolidated total	$2,120,373	$2,271,801	$2,542,115

	Long-Lived Assets
	March 31,
	2016	2015	2014
United States	$84,072	$70,929	$61,347
Brazil	133,727	135,980	135,359
Mozambique	53,069	55,733	49,543
All other countries	154,090	141,893	149,750
Consolidated total	$424,958	$404,535	$395,999

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2016, 2015, and 2014:

	Fiscal Year Ended March 31,
(in thousands of dollars)	2016	2015	2014
Foreign currency translation:
Balance at beginning of year	$(31,138)	$(8,476)	$(15,555)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(2,119), $12,181, and $(3,489))	3,934	(22,625)	6,480
Less: Net loss (gain) on foreign currency translation attributable to noncontrolling interests	212	(37)	599
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	4,146	(22,662)	7,079
Balance at end of year	$(26,992)	$(31,138)	$(8,476)

Foreign currency hedge:
Balance at beginning of year	$(1,834)	$769	$(855)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(1,060), $2,304, and $(312))	1,969	(4,280)	580
Reclassification of net loss to earnings (net of tax benefit of $(291), $(903), and $(563)) (1)	540	1,677	1,044
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	2,509	(2,603)	1,624
Balance at end of year	$675	$(1,834)	$769

Interest rate hedge:
Balance at beginning of year	$(1,982)	$(608)	$(1,091)
Other comprehensive income (loss) attributable to Universal Corporation:
Net loss on derivative instruments (net of tax benefit of $4,489, $1,416, and $49)	(8,335)	(2,628)	(93)
Reclassification of net loss to earnings (net of tax benefit of $(1,788), $(675), and $(310)) (2)	3,320	1,254	576
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(5,015)	(1,374)	483
Balance at end of year	$(6,997)	$(1,982)	$(608)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(40,040)	$(26,017)	$(58,039)
Other comprehensive income (loss) attributable to Universal Corporation:
Gains (losses) arising during the year (net of tax (expense) benefit of $1,035, $9,719, and $(6,449))(3)	(1,921)	(18,049)	11,977
Prior service credit arising during the year (net of tax expense of $7,751) (3)	—	—	14,394
Amortization included in earnings (net of tax benefit of $(1,576), $(2,163), and $(3,042)) (4)	2,925	4,026	5,651
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,004	(14,023)	32,022
Balance at end of year	$(39,036)	$(40,040)	$(26,017)

Total accumulated other comprehensive income (loss) at end of year	$(72,350)	$(74,994)	$(34,332)

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) Gain (loss) on foreign currency cash flow hedges related to forecast purchases of tobacco is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 8 for additional information.
(2) Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the debt or upon termination of the interest rate swap agreements prior to their scheduled maturity dates. See Note 8 for additional information.
(3) These items arise from the remeasurement of the assets and liabilities of the Company's defined benefit pension plans. Those remeasurements are made on an annual basis at the end of the fiscal year. In addition, the assets and liabilities of the Company's U.S.-based pension plans were also remeasured on an interim basis during the second quarter of fiscal year 2014 to reflect the effect of plan amendments adopted during the period. See Note 10 for additional information.
(4) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 10 for additional information.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.   UNAUDITED QUARTERLY FINANCIAL DATA
Unaudited quarterly financial data for the fiscal years ended March 31, 2016 and 2015 is provided in the table below. Due to the seasonal nature of the Company's business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2016
Operating Results:
Sales and other operating revenues	$275,419	$456,382	$584,592	$803,980
Gross profit	48,389	98,094	119,906	140,942
Net income (loss)	(6,125)	25,064	46,615	52,594
Net income (loss) attributable to Universal Corporation	(5,947)	22,465	44,534	47,964
Earnings (loss) available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	(9,634)	18,778	40,847	44,277
Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	(0.43)	0.83	1.80	1.95
Diluted	(0.43)	0.81	1.60	1.72
Cash Dividends Declared:
Per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Per share of common stock	0.52	0.52	0.53	0.53
Market Price Range of Common Stock:
High	57.76	58.41	57.72	57.27
Low	46.80	46.98	49.70	51.49

Fiscal Year Ended March 31, 2015
Operating Results:
Sales and other operating revenues	$271,472	$464,116	$758,054	$778,159
Gross profit	55,540	85,071	147,572	122,091
Net income	525	15,484	58,077	46,375
Net income attributable to Universal Corporation	717	15,025	53,039	45,827
Earnings (loss) available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	(2,995)	11,312	49,309	42,122
Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	(0.13)	0.49	2.13	1.86
Diluted	(0.13)	0.48	1.87	1.64
Cash Dividends Declared:
Per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Per share of common stock	0.51	0.51	0.52	0.52
Market Price Range of Common Stock:
High	56.82	56.35	45.63	48.10
Low	52.16	44.39	38.53	39.27

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

Significant items included in the quarterly results were as follows:
Fiscal Year Ended March 31, 2016

•
First Quarter – restructuring and impairment costs totaling $2.4 million related to a decision to significantly scale back the Company's operations in Zambia. The costs included statutory employee termination benefits, impairment charges related to outstanding balances on loans to farmers whose contracts were terminated as a result of the decision, and impairment charges on certain property and equipment. The restructuring and impairment costs reduced net income attributable to Universal Corporation by $1.6 million and diluted earnings per share by $0.06.

•
Third Quarter – a $3.4 million pretax gain arising from the acquisition of a joint venture partner's 50% ownership interest in a tobacco processing entity in Guatemala. The transaction increased the Company's ownership interest in the entity to 100%, requiring consolidation of the financial statements of the entity and remeasurement of the Company's original 50% ownership interest to fair value, resulting in the gain. The gain increased net income attributable to Universal Corporation by $2.2 million and diluted earnings per share by $0.08.

Fiscal Year Ended March 31, 2015

•
First Quarter – an income tax benefit of $8.0 million resulting from the ability of the Company's subsidiary, Deltafina S.p.A, to pay a significant portion of a fine and related interest charges settled during the quarter following the unsuccessful appeal of a case brought by the European Commission related to tobacco buying practices in Italy. The tax benefit reduced the diluted loss per share after dividends on the Company's convertible perpetual preferred stock by $0.34.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 27, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 27, 2016

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Universal Corporation

We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016 and our report dated May 27, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 27, 2016

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2016, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2016.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2016. Their report on this audit appears on page 82 of this Annual Report.
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
Item 9B. Other Information
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2016 Proxy Statement.
The following are executive officers of the Company as of May 27, 2016:

Name and Age	Position	Business Experience During Past Five Years
G. C. Freeman, III (52)	Chairman, President, and Chief Executive Officer
Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.

A. L. Hentschke (46)	Senior Vice President and Chief Operating Officer
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

D. C. Moore (60)	Senior Vice President and Chief Financial Officer
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

T. G. Broome (62)	Executive Vice President and Sales Director, Universal Leaf Tobacco Company, Inc.
Mr. Broome was elected Executive Vice President and Sales Director, Universal Leaf, in October 2012. From April 2011 through October 2012, Mr. Broome served as Executive Vice President. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.

P. D. Wigner (47)	Vice President, General Counsel and Secretary
Mr. Wigner was elected Vice President in August 2007, and General Counsel and Secretary in November 2005 and also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.

J. A. Huffman (54)	Senior Vice President, Information and Planning, Universal Leaf Tobacco Company, Inc.
Mr. Huffman was elected Senior Vice President, Information and Planning, Universal Leaf, in August 2007. From September 2003 to August 2007, Mr. Huffman served as Senior Vice President. From September 2002 to September 2003, Mr. Huffman served as Vice President and Controller. He has been employed with the Company since 1996.

C. C. Formacek (56)	Vice President and Treasurer
Ms. Formacek was elected Vice President and Treasurer effective April 2012. Ms. Formacek served as Treasurer of Universal Leaf from April 2011 through March 2012. She joined the Company in September 2009 and served as Assistant Treasurer of Universal Leaf from that time through March 2011.

R. M. Peebles (58)	Vice President and Controller	Mr. Peebles was elected Vice President and Controller in April 2011. Mr. Peebles joined the Company in September 2003 and served as Controller from that time through March 2011.
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
The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2016 Proxy Statement and such information is incorporated by reference herein.
Item 11.   Executive Compensation
Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2016 Proxy Statement, which information is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Stock Ownership” in the Company’s 2016 Proxy Statement, which information is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2016 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2016 Proxy Statement and such information is incorporated by reference herein.
Item 14.   Principal Accounting Fees and Services
Refer to the captions “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2016 Proxy Statement, which information is incorporated herein by reference.

PART IV
 Item 15.   Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report:

1.	Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2016, 2015, and 2014
Consolidated Balance Sheets at March 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2016, 2015, and 2014
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2016, 2015, and 2014
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
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

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2016, 2015, and 2014

Description	Balance at Beginning of Year	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
(in thousands of dollars)

Fiscal Year Ended March 31, 2014:
Allowance for doubtful accounts (deducted from accounts receivable)	$7,968	$419	$—	$(1,851)	$6,536

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	54,393	5,461	—	(13,776)	46,078

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	26,044	5,607	—	(2,147)	29,504

Fiscal Year Ended March 31, 2015:
Allowance for doubtful accounts (deducted from accounts receivable)	$6,536	$1,341	$—	$(2,395)	$5,482

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	46,078	3,734	—	(15,139)	34,673

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	29,504	1,855	—	(8,141)	23,218

Fiscal Year Ended March 31, 2016:
Allowance for doubtful accounts (deducted from accounts receivable)	$5,482	$6,970	$—	$(3,353)	$9,099

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	34,673	815	—	(6,623)	28,865

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	23,218	1,755	—	(6,221)	18,752

(1)	Includes direct write-offs of assets and currency remeasurement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION
May 27, 2016
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 27, 2016
George C. Freeman, III	(Principal Executive Officer)

/s/ DAVID C. MOORE	Senior Vice President and Chief Financial Officer	May 27, 2016
David C. Moore	(Principal Financial Officer)

/s/ ROBERT M. PEEBLES	Vice President and Controller	May 27, 2016
Robert M. Peebles	(Principal Accounting Officer)

/s/ JOHN B. ADAMS, JR.	Director	May 27, 2016
John B. Adams, Jr.

/s/ DIANA F. CANTOR	Director	May 27, 2016
Diana F. Cantor

/s/ CHESTER A. CROCKER	Director	May 27, 2016
Chester A. Crocker

/s/ CHARLES H. FOSTER, JR.	Director	May 27, 2016
Charles H. Foster, Jr.

/s/ LENNART R. FREEMAN	Director	May 27, 2016
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 27, 2016
Thomas H. Johnson

/s/ EDDIE N. MOORE, JR.	Director	May 27, 2016
Eddie N. Moore, Jr.

/s/ ROBERT C. SLEDD	Director	May 27, 2016
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

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Annual Report on Form 10-K for the fiscal year ended March 31, 2016, furnished in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for each of the three years ended March 31, 2016, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended March 31, 2016, 2015 and 2014, (iii) the Consolidated Balance Sheets at March 31, 2016 and 2015, (iv) the Consolidated Statement of Cash Flows for each of the three years ended March 31, 2016, 2015 and 2014, (v) the Consolidated Statement of Shareholders’ Equity for each of the three years ended March 31, 2016, 2015 and 2014, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule II - Valuation and Qualifying Accounts.

_________
*    Filed herewith.