Form 10-Q
period 2016-06-30
UNIVERSAL CORP /VA/
filed 2016-08-04
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2016, the total number of shares of common stock outstanding was 22,766,981.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2016	2015
	(Unaudited)
Sales and other operating revenues	$295,475	$275,419
Costs and expenses
Cost of goods sold	243,278	227,030
Selling, general and administrative expenses	60,199	51,296
Restructuring and impairment costs	—	2,389
Operating income (loss)	(8,002)	(5,296)
Equity in pretax earnings (loss) of unconsolidated affiliates	(130)	(616)
Interest income	363	239
Interest expense	4,054	3,884
Income (loss) before income taxes	(11,823)	(9,557)
Income tax expense (benefit)	(4,319)	(3,432)
Net income (loss)	(7,504)	(6,125)
Less: net loss attributable to noncontrolling interests in subsidiaries	2,028	178
Net income (loss) attributable to Universal Corporation	(5,476)	(5,947)
Dividends on Universal Corporation convertible perpetual preferred stock	(3,687)	(3,687)
Earnings (loss) available to Universal Corporation common shareholders	$(9,163)	$(9,634)

Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	$(0.40)	$(0.43)
Diluted	$(0.40)	$(0.43)

Weighted average common shares outstanding:
Basic	22,734,225	22,622,930
Diluted	22,734,225	22,622,930

Total comprehensive (loss) income, net of income taxes	$(12,330)	$2,380
Less: comprehensive loss attributable to noncontrolling interests, net of income taxes	2,245	264
Comprehensive income (loss) attributable to Universal Corporation, net of income taxes	$(10,085)	$2,644

Dividends declared per common share	$0.53	$0.52

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2016	2015	2016
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$316,087	$130,439	$319,447
Accounts receivable, net	218,665	257,349	428,659
Advances to suppliers, net	69,044	58,041	101,890
Accounts receivable—unconsolidated affiliates	46,794	65,821	2,316
Inventories—at lower of cost or market:
Tobacco	846,356	921,920	637,132
Other	66,080	69,851	60,888
Prepaid income taxes	19,948	28,828	17,814
Other current assets	50,772	72,898	70,400
Total current assets	1,633,746	1,605,147	1,638,546

Property, plant and equipment
Land	22,927	16,853	22,987
Buildings	264,438	239,218	264,838
Machinery and equipment	593,507	590,470	591,327
	880,872	846,541	879,152
Less: accumulated depreciation	(557,856)	(534,461)	(553,265)
	323,016	312,080	325,887
Other assets
Goodwill and other intangibles	99,059	99,120	99,071
Investments in unconsolidated affiliates	79,510	78,450	82,441
Deferred income taxes	20,860	33,725	23,853
Other noncurrent assets	57,693	72,336	61,379
	257,122	283,631	266,744

Total assets	$2,213,884	$2,200,858	$2,231,177

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2016	2015	2016
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$70,753	$86,553	$66,179
Accounts payable and accrued expenses	165,651	171,963	120,527
Accounts payable—unconsolidated affiliates	2,730	4,650	8,343
Customer advances and deposits	8,406	4,328	16,438
Accrued compensation	22,863	24,597	27,593
Income taxes payable	4,057	4,033	7,190
Current portion of long-term debt	—	—	—
Total current liabilities	274,460	296,124	246,270

Long-term debt	368,468	368,115	368,380
Pensions and other postretirement benefits	88,782	95,985	92,177
Other long-term liabilities	45,480	34,091	41,794
Deferred income taxes	11,778	22,701	29,494
Total liabilities	788,968	817,016	778,115

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 218,490 shares issued and outstanding (218,490 at June 30, 2015 and March 31, 2016)	211,562	211,562	211,562
Common stock, no par value, 100,000,000 shares authorized, 22,766,040 shares issued and outstanding (22,668,025 at June 30, 2015, and 22,717,735 at March 31, 2016)	209,044	206,018	208,946
Retained earnings	1,044,674	998,560	1,066,064
Accumulated other comprehensive loss	(76,959)	(66,403)	(72,350)
Total Universal Corporation shareholders' equity	1,388,321	1,349,737	1,414,222
Noncontrolling interests in subsidiaries	36,595	34,105	38,840
Total shareholders' equity	1,424,916	1,383,842	1,453,062

Total liabilities and shareholders' equity	$2,213,884	$2,200,858	$2,231,177

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,504)	$(6,125)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	8,642	9,145
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(113)	(2,037)
Foreign currency remeasurement loss (gain), net	9,642	2,806
Restructuring and impairment costs	—	2,389
Other, net	8,079	8,680
Changes in operating assets and liabilities, net	(2,690)	(127,756)
Net cash provided (used) by operating activities	16,056	(112,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,303)	(14,900)
Proceeds from sale of property, plant and equipment	252	613
Net cash used by investing activities	(7,051)	(14,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	5,782	26,306
Dividends paid on convertible perpetual preferred stock	(3,687)	(3,687)
Dividends paid on common stock	(12,040)	(11,749)
Other	(2,250)	(2,037)
Net cash provided (used) by financing activities	(12,195)	8,833

Effect of exchange rate changes on cash	(170)	8
Net decrease in cash and cash equivalents	(3,360)	(118,344)
Cash and cash equivalents at beginning of year	319,447	248,783

Cash and cash equivalents at end of period	$316,087	$130,439

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the leading global leaf tobacco supplier. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted in Fiscal Year 2017

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 31, 2015. The Company adopted ASU 2015-03 effective as of April 1, 2016, the beginning of fiscal year 2017. The implementation of ASU 2015-03, which requires retrospective application, resulted in a $1.9 million and $1.6 million reclassification of unamortized debt issuance costs from other noncurrent assets to long-term debt for the comparative prior periods ended June 30, 2015 and March 31, 2016, respectively.

In May 2015, the FASB issued Accounting Standards Update No. 2015-07, "Fair Value Measurement, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share or its Equivalent" ("ASU 2015-07"). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and eliminates certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company adopted ASU 2015-07 effective as of April 1, 2016, the beginning of fiscal year 2017. Disclosures for all periods presented in Note 8 - Fair Value Measurements were adjusted accordingly.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation" ("ASU 2016-09"). ASU 2016-09 provides simplification for the accounting for employee stock-based payment transactions, including the related income tax consequences, treatment of excess tax benefits in the calculation of earnings per share, the classification of awards as either equity or liabilities, and the classification of transactions in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-09 effective as of April 1, 2016. Effective with the adoption of ASU 2016-09, employees that the Company has a statutory requirement to withhold taxes on behalf of can now elect to withhold income taxes upon settlement of stock-based compensation awards up to the maximum statutory tax rate without requiring classification of the awards as a liability. As required by ASU 2016-09, employee tax withholding payments and excess tax benefits resulting from stock-based compensation have been classified as financing activities and operating activities, respectively, in the consolidated statements of cash flows for all periods presented.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities” ("ASU 2016-01"). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases ” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and the corresponding right-of-use asset as a leased asset in the balance sheet for the term of the lease. This guidance supersedes Topic 840 “Leases” and is effective for fiscal years beginning after December 15, 2018. The Company will be required to adopt ASU 2016-02 effective April 1, 2019, which is the beginning of its fiscal year ending March 31, 2020, and is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at June 30, 2016, all of which were for crop financing and expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. At June 30, 2016, the Company’s total exposure under guarantees issued for banking facilities of farmers in Brazil was not significant, as sufficient proceeds had been collected from the farmers' current crop tobacco deliveries to repay the outstanding balances in excess of the recorded guarantee liability. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at June 30, 2016, was the face amount, $2 million including unpaid accrued interest ($4 million at June 30, 2015, and $13 million at March 31, 2016). The fair value of the guarantees was a liability of approximately $2 million at June 30, 2016 ($2 million at June 30, 2015, and $2 million at March 31, 2016). In addition to these guarantees, the Company has other contingent liabilities, primarily related to outstanding letters of credit, totaling approximately $2 million at June 30, 2016.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $15 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $17 million. Those amounts are based on the exchange rate for the Brazilian currency at June 30, 2016. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.

With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of June 30, 2016, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $14 million (at the June 30, 2016 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $17 million remaining assessment, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2016.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim, and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $5 million at the June 30, 2016 exchange rate, reflecting a substantial reduction from the original $17 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have taken the necessary steps to challenge the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $5 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2016.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $101 million at June 30, 2016, $96 million at June 30, 2015, and $134 million at March 31, 2016. The related valuation allowances totaled $30 million at June 30, 2016, $34 million at June 30, 2015, and $29 million at March 31, 2016, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $113 thousand and $2 million in the three-month periods ended June 30, 2016 and 2015, respectively. These net recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2016, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $47 million ($61 million at June 30, 2015, and $52 million at March 31, 2016), and the related valuation allowances totaled approximately $17 million ($23 million at June 30, 2015, and $19 million at March 31, 2016). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

NOTE 4.   RESTRUCTURING AND IMPAIRMENT COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.
In the first quarter of fiscal year 2016, the Company recorded restructuring and impairment costs totaling $2.4 million related to the scale back of its operations in Zambia. Those costs included statutory employee termination benefits, impairment charges related to outstanding balances on loans to farmers whose contracts were terminated as a result of the decision, and impairment charges on certain property and equipment. The majority of the termination benefits were paid during fiscal year 2016. The Zambia operations were included in the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2016	2015

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$(5,476)	$(5,947)
Less: Dividends on convertible perpetual preferred stock	(3,687)	(3,687)
Earnings (loss) available to Universal Corporation common shareholders for calculation of basic earnings (loss) per share	(9,163)	(9,634)

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	22,734,225	22,622,930

Basic earnings (loss) per share	$(0.40)	$(0.43)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Earnings (loss) available to Universal Corporation common shareholders	$(9,163)	$(9,634)
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	—
Earnings (loss) available to Universal Corporation common shareholders for calculation of diluted earnings (loss) per share	(9,163)	(9,634)

Denominator for diluted earnings (loss) per share
Weighted average shares outstanding	22,734,225	22,622,930
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	—
Employee share-based awards	—	—
Denominator for diluted earnings (loss) per share	22,734,225	22,622,930

Diluted earnings (loss) per share	$(0.40)	$(0.43)

For the three months ended June 30, 2016 and 2015, conversion of the Company's outstanding Series B 6.75% Convertible Perpetual Preferred Stock and exercise or distribution of employee-share based awards were not assumed since the effects would have been antidilutive. The Company had the following potentially dilutive securities (stock appreciation rights) outstanding for the three months ended June 30, 2016 and 2015 that were not included in the computation of diluted earnings (loss) per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

	Three Months Ended June 30,
	2016	2015

Potentially dilutive securities	127,400	156,200
Weighted-average exercise price	$62.66	$61.83

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
The consolidated effective income tax rates on the pretax losses reported for the three-month periods ended June 30, 2016 and 2015 were approximately 37% and 36%, respectively, and did not differ significantly from the 35% U.S. federal statutory rate.

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

Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2016, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first three months of fiscal years 2017 and 2016, was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2016	2015

Tobacco purchases	$9.7	$19.1
Processing costs	2.7	5.1
Total	$12.4	$24.2

The reduced U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the three months ended June 30, 2016 reflect the reduced size of the 2016 crop and a variation in the timing of fixed-price orders from customers for their purchases from the respective crop years. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for amounts related to any ineffective portion of the hedging strategy or any early de-designation of the hedge arrangement, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

All forward contracts to hedge purchases of the 2016 crop in Brazil matured and settled by June 30, 2016. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at June 30, 2016, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2017.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at June 30, 2016 and 2015 were approximately $9.6 million and $75.3 million, respectively. At March 31, 2016, the net local monetary asset position in Brazil was not significant, and there were no foreign currency contracts to manage currency remeasurement risk outstanding. The reduced U.S. dollar notional amount outstanding to manage currency remeasurement exposure at June 30, 2016, reflects a lower net monetary asset position in Brazil. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(in thousands of dollars)	2016	2015

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(4,404)	$3,676
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,093)	$(1,335)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$453	$1,182
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$14	$14
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$246	$1,418
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(1,469)	$(2,144)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $0.9 million remained in accumulated other comprehensive loss at June 30, 2016. That balance reflects gains and losses on contracts related to the 2016 crop, less the amount reclassified to earnings related to tobacco sold through June 30, 2016. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2017 as the 2016 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2016 and 2015, and March 31, 2016:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2016	June 30, 2015	March 31, 2016		June 30, 2016	June 30, 2015	March 31, 2016

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$1,961	$—	Other long-term liabilities	$14,077	$—	$10,766

Forward foreign currency exchange contracts	Other current assets	—	117	475	Accounts payable and accrued expenses	—	207	—
Total		$—	$2,078	$475		$14,077	$207	$10,766

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$323	$503	$297	Accounts payable and accrued expenses	$1,518	$153	$5
Total		$323	$503	$297		$1,518	$153	$5

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

As permitted under the accounting guidance, the Company uses net asset value per share ("NAV") as a practical expedient to measure the fair value of its money market funds. As discussed in Note 2, under updated accounting guidance adopted effective

April 1, 2016, the fair values for those funds are no longer categorized within the fair value hierarchy and are presented under the heading "NAV" in the tables that follow in this disclosure.

In measuring the fair value of liabilities, the Company considers the risk of non-performance in determining fair value. Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.

At June 30, 2016 and 2015, and at March 31, 2016, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	June 30, 2016
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$181,786	$—	$—	$—	$181,786
Trading securities associated with deferred compensation plans	—	17,347	—	—	17,347
Forward foreign currency exchange contracts	—	—	323	—	323
Total financial assets measured and reported at fair value	$181,786	$17,347	$323	$—	$199,456

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,848	$1,848
Interest rate swap agreements	—	—	14,077	—	14,077
Forward foreign currency exchange contracts	—	—	1,518	—	1,518
Total financial liabilities measured and reported at fair value	$—	$—	$15,595	$1,848	$17,443

	June 30, 2015
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,574	$—	$—	$—	$1,574
Trading securities associated with deferred compensation plans	—	20,003	—	—	20,003
Interest rate swap agreements	—	—	1,960	—	1,960
Forward foreign currency exchange contracts	—	—	620	—	620
Total financial assets measured and reported at fair value	$1,574	$20,003	$2,580	$—	$24,157

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,569	$1,569
Forward foreign currency exchange contracts	—	—	360	—	360
Total financial liabilities measured and reported at fair value	$—	$—	$360	$1,569	$1,929

	March 31, 2016
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$116,618	$—	$—	$—	$116,618
Trading securities associated with deferred compensation plans	—	17,817	—	—	17,817
Forward foreign currency exchange contracts	—	—	772	—	772
Total financial assets measured and reported at fair value	$116,618	$17,817	$772	$—	$135,207

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,628	$1,628
Interest rate swap agreements	—	—	10,766	—	10,766
Forward foreign currency exchange contracts	—	—	5	—	5
Total financial liabilities measured and reported at fair value	$—	$—	$10,771	$1,628	$12,399

Money market funds

The fair value of money market funds, which are reported in cash and cash equivalents in the consolidated balance sheets, is based on NAV, which is the amount at which the funds are redeemable and is used as a practical expedient for fair value. These funds are not classified in the fair value hierarchy, but are disclosed as part of the fair value table above.

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2016 and 2015 is provided below.

	Three Months Ended June 30,
(in thousands of dollars)	2016	2015

Balance at beginning of year	$1,628	$1,674
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	—	(272)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	16	86
Change in discount rate and estimated collection period	24	32
Currency remeasurement	180	49
Balance at end of period	$1,848	$1,569

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates June 30, 2016, June 30, 2015, and March 31, 2016. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2016	2015	2016	2015

Service cost	$1,361	$1,483	$73	$108
Interest cost	2,469	2,346	375	407
Expected return on plan assets	(3,589)	(3,576)	(11)	(15)
Net amortization and deferral	838	1,199	(100)	(44)
Net periodic benefit cost	$1,079	$1,452	$337	$456

The net periodic benefit cost for the Company's pension and other postretirement benefit plans has declined from the prior fiscal year, primarily reflecting actuarial gains from higher market discount rates applicable to the most recent actuarial measurement of benefit liabilities.

During the three months ended June 30, 2016, the Company made contributions of approximately $3.2 million to its pension plans. Additional contributions of approximately $4.1 million are expected during the remaining nine months of fiscal year 2017, including $2.7 million to the Company's ERISA-regulated U.S. plan and $1.4 million to its non-ERISA regulated and other plans.

NOTE 10.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plans consistently, following previously defined guidelines. Awards of restricted stock, RSUs, PSAs, and SARs are currently outstanding under the Plans. The SARs have an exercise price equal to the closing price of a share of the Company's common stock on the grant date. They are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire ten years after the grant date, except that SARs granted after fiscal year 2007 expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. The Company has not made grants of SARs since fiscal year 2012. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest three years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive restricted stock units or shares of restricted stock following each annual meeting of shareholders. RSUs awarded to outside directors vest three years after the grant date, and restricted shares vest upon the individual’s retirement from service as a director.

As discussed in Note 2, effective April 1, 2016, the Company early adopted recently-issued updates to the accounting guidance for stock-based compensation. Those updates primarily related to the income tax consequences of stock-based payment transactions, the treatment of excess tax benefits in the calculation of earnings per share, the classification of awards as either equity or liabilities, and the classification of transactions in the statement of cash flows.

During the three-month periods ended June 30, 2016 and 2015, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Three Months Ended June 30,
	2016	2015

RSUs:
Number granted	54,675	57,750
Grant date fair value	$55.63	$51.43

PSAs:
Number granted	54,675	57,750
Grant date fair value	$49.17	$45.06

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any other types of stock-based compensation.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the three-month periods ended June 30, 2016 and 2015, the Company recorded total stock-based compensation expense of approximately $2.2 million and $1.9 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3.6 million during the remaining nine months of fiscal year 2017.

NOTE 11. OPERATING SEGMENTS

The principal approach used by management to evaluate the Company’s performance is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. The Company evaluates the performance of its segments based on operating income after allocated overhead expenses (excluding significant non-recurring charges or credits), plus equity in the pretax earnings (loss) of unconsolidated affiliates.

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2016	2015

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$72,682	$48,572
Other Regions (1)	178,016	177,401
Subtotal	250,698	225,973
Other Tobacco Operations (2)	44,777	49,446
Consolidated sales and other operating revenues	$295,475	$275,419

OPERATING INCOME (LOSS)
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$6,848	$3,416
Other Regions (1)	(17,017)	(7,847)
Subtotal	(10,169)	(4,431)
Other Tobacco Operations (2)	2,037	908
Segment operating income (loss)	(8,132)	(3,523)
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	130	616
Restructuring and impairment costs (4)	—	(2,389)
Consolidated operating income (loss)	$(8,002)	$(5,296)

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because its financial results consist principally of equity in the pretax earnings (loss) of an unconsolidated affiliate.

(3)
Equity in pretax (earnings) loss of unconsolidated affiliates is included in segment operating income (loss) (Other Tobacco Operations segment), but is reported below consolidated operating income (loss) and excluded from that total in the consolidated statements of income and comprehensive income.

(4)
Restructuring and impairment costs are excluded from segment operating income (loss), but are included in consolidated operating income (loss) in the consolidated statements of income and comprehensive income.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(in thousands of dollars)	2016	2015
Foreign currency translation:
Balance at beginning of year	$(26,992)	$(31,138)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $1,577 and $(1,420))	(2,929)	2,637
Less: Net loss on foreign currency translation attributable to noncontrolling interests	217	86
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,712)	2,723
Balance at end of period	$(29,704)	$(28,415)

Foreign currency hedge:
Balance at beginning of year	$675	$(1,834)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $290 and $(829))	(538)	1,539
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(12) and $28) (1)	24	(52)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(514)	1,487
Balance at end of period	$161	$(347)

Interest rate hedge:
Balance at beginning of year	$(6,997)	$(1,982)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $1,541 and $(1,286))	(2,863)	2,389
Reclassification of loss to earnings (net of tax benefit of $(383) and $(467)) (2)	710	868
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,153)	3,257
Balance at end of period	$(9,150)	$1,275

Pension and other postretirement benefit plans:
Balance at beginning of year	$(39,036)	$(40,040)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(414) and $(605)) (3)	770	1,124
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	770	1,124
Balance at end of period	$(38,266)	$(38,916)

Total accumulated other comprehensive loss at end of period	$(76,959)	$(66,403)

(1)
Gain (loss) on foreign currency cash flow hedges related to forecast purchases of tobacco is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 7 for additional information.

(2)
Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the underlying debt or upon termination of the interest rate swap agreements prior to their scheduled maturity dates. See Note 7 for additional information.

(3)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 9 for additional information.

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,414,222	$38,840	$1,453,062	$1,362,725	$34,369	$1,397,094
Changes in common stock
Accrual of stock-based compensation	2,187	—	2,187	1,879	—	1,879
Withholding of shares from stock-based compensation for grantee income taxes	(2,250)	—	(2,250)	(2,037)	—	(2,037)
Dividend equivalents on RSUs	161	—	161	174	—	174

Changes in retained earnings
Net income (loss)	(5,476)	(2,028)	(7,504)	(5,947)	(178)	(6,125)
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(3,687)	—	(3,687)	(3,687)	—	(3,687)
Common stock	(12,066)	—	(12,066)	(11,787)	—	(11,787)
Dividend equivalents on RSUs	(161)	—	(161)	(174)	—	(174)

Other comprehensive income (loss)	(4,609)	(217)	(4,826)	8,591	(86)	8,505
Balance at end of period	$1,388,321	$36,595	$1,424,916	$1,349,737	$34,105	$1,383,842

NOTE 14. SUBSEQUENT EVENT

In July 2016, the Company approved and publicly announced a plan to discontinue the processing of leaf tobacco at its subsidiary in Hungary.  The decision was made as a result of declining market demand for Hungarian tobaccos in recent years and the ability to increase supply chain efficiencies in the European leaf tobacco market by utilizing processing capacity available in the Company’s subsidiary in Italy.  The actions became effective immediately upon announcement for tobaccos that will be purchased from the upcoming 2016 crop.  The Company intends to sell the factory and related equipment in Hungary, which comprise a substantial portion of the subsidiary’s property and equipment, but expects to continue to source tobaccos grown in Hungary and maintain its market presence in the country.

The Company expects to incur certain charges beginning in the quarter ending September 30, 2016 as a result of discontinuing the processing operations in Hungary. Those charges include anticipated employee termination benefits, currently estimated at approximately $1 million, and an impairment charge on the disposal of the property and equipment. The current book value of the property and equipment approximates $5 million, and the estimated impairment charge is pending the completion of appraisals of the current fair values of those assets. The employee termination benefits are expected to be the only significant cash expenditures associated with the closure of the Hungary processing facility. The subsidiary in Hungary also has an accumulated non-cash foreign currency translation loss of approximately $16 million that may be recognized in earnings as a result of discontinuing the processing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; regulation and litigation impacts on our customers; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Liquidity and Capital Resources

Overview

The first fiscal quarter is usually a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. However, we have reduced our buying program in Brazil this fiscal year due to the smaller size of the Brazilian crop, largely due to El Nino weather patterns, and unsustainable green leaf prices. These lower Brazilian crop purchase volumes have reduced our working capital requirements there. We funded our working capital needs in the quarter ended June 30, 2016, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Similar to the prior fiscal year, we expect shipments to be heavily weighted to the second half of the fiscal year, which may extend the duration of our working capital needs in some origins.
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

Operating Activities
Our operations generated $16.1 million in net cash flows during the quarter ended June 30, 2016. That amount was $129.0 million higher than during the same period last fiscal year, largely due to lower working capital requirements in the three months ended June 30, 2016, on the reduced purchase volumes in Brazil. Tobacco inventory increased by $209.2 million from March 31, 2016 levels on seasonal leaf purchases to $846.4 million at June 30, 2016. Tobacco inventory levels were $75.6 million below June 30, 2015 levels, largely due to lower purchase volumes in Brazil. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At June 30, 2016, our uncommitted inventories were $163.8 million, or about 19% of total tobacco inventory, compared to $120.8 million, or about 19% of our March 31, 2016 inventory, and $157.3 million, or about 17% of our June 30, 2015 inventory. The level of these uncommitted inventories percentages is influenced by timing of farmer deliveries of new crops, as well as the timing of customer orders.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2016, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances and accounts receivable decreased by $3.4 million and $210.0 million, respectively, from March 31, 2016 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $69.0 million at June 30, 2016, a reduction of $32.8 million from March 31, 2016, as crops were delivered in payment of those balances, net of new advances on current crops. Accounts receivable from unconsolidated affiliates and accounts payable and accrued expenses were up $44.5 million and $45.1 million, respectively, from March 31, 2016 levels, on seasonal increases.

Due primarily to higher cash balances at March 31, 2016, and lower crop purchases in Brazil, our cash and cash equivalent balances were $185.6 million higher at June 30, 2016, compared to June 30, 2015 balances. Accounts receivable decreased by $38.7 million compared to the same period in the prior fiscal year, primarily on the timing of customer payments.

Investing Activities

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During the three months ended June 30, 2016 and 2015, we invested about $7.3 million and $14.9 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $8.6 million and $9.1 million for the three months ended June 30, 2016 and 2015, respectively. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we undertake projects that increase capital spending beyond those limits when we identify opportunities to improve efficiencies, add value for our customers, and position us for future growth. We currently plan to spend approximately $40 to $45 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization of approximately 9% at June 30, 2016, was down from the June 30, 2015 level of approximately 20% and was flat with the level at March 31, 2016. We entered fiscal year 2017 with cash and cash equivalent balances that were $70.7 million higher than the prior fiscal year and our working capital requirements are lower this fiscal year because of our reduced buying program in Brazil, which reduced our short-term borrowing requirements in the first quarter of the fiscal year. As of June 30, 2016, we had $316.1 million in cash and cash equivalents, our short-term debt totaled $70.8 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of June 30, 2016, we had $430 million available under a committed revolving credit facility that will mature in December 2019, and we had about $314 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal years 2017 or 2018. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Our Board of Directors approved our current share repurchase program in November 2015. The program expires in November 2017 and authorizes the purchase of up to $100 million of our common and preferred stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common and preferred share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended June 30, 2016, we did not purchase any shares of our common or preferred stock. As of June 30, 2016, approximately 22.8 million shares of our common stock and 218,490 shares of our preferred stock were outstanding, and our available authorization under our current share repurchase program was $100 million.

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2016, the fair value of our outstanding interest rate swap agreements was a liability of about $14.1 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At June 30, 2016, we had no open hedge contracts for those purposes. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of about $1.2 million at June 30, 2016.

Results of Operations

Amounts described as net income (loss) and earnings (loss) per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. The total for segment operating income (loss) referred to in the discussion below is a non-GAAP financial measure. This measure is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), operating income (loss), cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and it may not be comparable to similarly titled measures reported by other companies. We have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 11. "Operating Segments" to the consolidated financial statements in Item 1. We evaluate our segment performance excluding certain significant charges or credits. We believe this measure, which excludes these items that we believe are not indicative of our core operating results, provides investors with important information that is useful in understanding our business results and trends.

We reported a net loss of $5.5 million, or $0.40 per diluted share, for the first quarter of fiscal year 2017, which ended on June 30, 2016. Those results were relatively flat compared with a net loss of $5.9 million, or a $0.43 per diluted share, for the first quarter of fiscal year 2016. Results for the first fiscal quarter of 2016 included restructuring costs of $2.4 million ($1.6 million after-tax or $0.07 per diluted share). Operating loss of $8.0 million for the quarter ended June 30, 2016, was down $2.7 million compared to the quarter ended June 30, 2015. Segment operating loss, which excludes restructuring costs, was $8.1 million for the first fiscal quarter of 2017, down $4.6 million compared to the same period last year, mainly as a result of larger losses in the Other Regions segment, partially offset by earnings improvements in the North America segment. Gross margin percentages were flat for the comparative quarters with higher selling, general, and administrative costs, primarily from larger currency remeasurement and exchange losses, contributing to the earnings decline. Revenues of $295.5 million for the quarter ended June 30, 2016, increased by $20.1 million on modestly higher total volumes, mostly driven by the change in leaf supply arrangements in the North America region announced last year.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

The Other Regions segment reported an operating loss of $17.0 million for the quarter ended June 30, 2016, compared with the prior year’s first fiscal quarter loss of $7.8 million. The decline was primarily a result of higher selling, general and administrative costs, mostly from larger foreign currency remeasurement and exchange losses in Africa and South America. Although sales volumes increased in South America from sales of prior crops, margins were pressured by higher factory unit costs resulting from significantly lower total volumes handled in Brazil. Sales volumes were down in Africa, in its seasonally low first fiscal quarter, on comparisons to larger carryover crop sales in Tanzania last year. Results were weaker in Asia on customer shipment timing comparisons and a less favorable product mix, while Europe saw improved volumes in its sheet tobacco operations. Revenues for the Other Regions segment of $178.0 million were relatively flat compared to the same period last year, as higher volumes in most regions were offset by reduced volumes in Africa, as well as lower processing revenues in Brazil.

North America

Operating income of $6.8 million for the North America segment in the quarter ended June 30, 2016, was up $3.4 million compared to last year’s first fiscal quarter. Earnings were buoyed by stronger sales volumes, due in part to carryover crop sales from the previously announced changes in leaf supply arrangements, as well as positive comparisons from the earlier timing of earnings recognition as a result of acquiring full ownership of our processing facility in Guatemala in the third fiscal quarter of 2016. Selling, general, and administrative costs for the North America segment were higher, moderating those benefits. Revenues for this segment similarly increased by $24.1 million to $72.7 million on the higher volumes, partly reduced by lower green leaf prices.

Other Tobacco Operations

The Other Tobacco Operations segment operating income for the first quarter of fiscal year 2017 of $2.0 million improved $1.1 million compared with the same period last year. Results for the dark tobacco operations improved for the quarter, on completion of previously delayed shipments in Indonesia and an absence of inventory writedowns in Nicaragua this year compared with the prior year. The oriental joint venture reported better results for the quarter mainly from favorable comparisons to the prior year’s currency remeasurement losses. Operating results for the Special Services group were flat compared with the prior year’s first fiscal quarter. Revenues for this segment in the quarter ended June 30, 2016, decreased by about 9% to $44.8 million mostly due to the volume declines in the dark tobacco business, and lower overall lamina and wrapper prices. Selling, general, and administrative costs for the segment were flat compared with the prior year quarter.

Other Items

Cost of goods sold was up by about 7% to $243.3 million in the quarter ended June 30, 2016, compared with the same period last year, in line with the similar percentage increase in revenues for the period. Selling, general, and administrative costs for the first fiscal quarter increased by $8.9 million to $60.2 million on higher foreign currency remeasurement and exchange losses in the current fiscal period compared with the prior year, largely in the Africa and South America regions, and unfavorable comparisons to reversals of provisions for suppliers and customers made in last year’s first fiscal quarter.
A recently-issued accounting change adopted in the first fiscal quarter of 2017 affected our long-term debt balances, which are now recorded on the balance sheet net of the remaining unamortized debt issuance costs. Interest expense of $4.1 million for the first fiscal quarter of 2017 was up slightly from $3.9 million in the same period last year. The consolidated income tax rate was about 37% and 36% for the first quarters of fiscal years 2017 and 2016, respectively, which is comparable to the U.S. federal statutory rate of 35%.

General Overview

Our seasonally weak first quarter results were in line with our expectations, as we anticipate that fiscal year 2017 will develop similarly to the past several fiscal years, with volumes weighted to the second half of the fiscal year. Results for our North America segment improved on increased volumes, largely due to carryover shipments from changes in the business model there. However, higher currency remeasurement and exchange losses, primarily in our Other Regions segment, negatively impacted our results. Lower crop levels in Brazil from El Nino weather patterns, coupled with our decision to reduce our buying program there due to escalating and unsustainable green leaf prices, reduced our Brazilian purchasing and processing volumes in the first fiscal quarter. We expect decreased volumes from that origin to continue to affect our results throughout the fiscal year. Our global leaf production estimates indicate a return to historical crop levels in Brazil’s 2017 growing season, for which plantings are currently underway.

With the lower 2016 crop levels, we believe that supply of flue-cured and burley tobaccos is largely in line with demand on a global basis. However, inventories held by our customers and the leaf quality and pricing of crops yet to come to market may influence near-term demand for leaf tobacco and the desirability of certain types and styles. It is still early in the season, but customer orders and indications to date remain consistent with our expectations. We currently anticipate that our volumes sold in fiscal year 2017 will be lower than those in the prior fiscal year mainly due to reduced Brazilian volumes, and that shipment timing will again be weighted to the second half of the fiscal year. We are continuing to carefully monitor crop purchases this season, and our uncommitted inventories remain within our normal range.

We also recently announced that we have discontinued processing in our factory in Hungary and will concentrate the future processing of Hungarian tobaccos in our facilities in Italy. The decision was not taken lightly, and we are grateful to our hardworking employees who have supported us in that operation for many years. This change will yield economies of scale for our Europe region and is another example of our continual drive to achieve supply chain efficiencies that deliver value to the industry.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $71 million at June 30, 2016. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016. In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock or our Series B 6.75% convertible perpetual preferred stock during the three-month period ended June 30, 2016:

	Common Stock			Series B 6.75% Convertible Perpetual Preferred Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2016	—	$—	—	—	$—	—	$100,000,000
May 1-31, 2016	—	—	—	—	—	—	100,000,000
June 1-30, 2016	—	—	—	—	—	—	100,000,000
Total	—	$—	—	—	$—	—	$100,000,000

(1)
Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2015. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on November 15, 2017, or when we have exhausted the funds authorized for the program.

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2016 and 2015, (ii) the Consolidated Balance Sheets at June 30, 2016, June 30, 2015, and March 31, 2016, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2016	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2016 and 2015, (ii) the Consolidated Balance Sheets at June 30, 2016, June 30, 2015, and March 31, 2016, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith