Form 10-Q
period 2016-09-30
UNIVERSAL CORP /VA/
filed 2016-11-08
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2016, the total number of shares of common stock outstanding was 22,783,633.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$456,942	$456,382	$752,417	$731,801
Costs and expenses
Cost of goods sold	369,098	358,288	612,376	585,318
Selling, general and administrative expenses	40,834	60,810	101,033	112,106
Restructuring and impairment costs	3,682	—	3,682	2,389
Operating income	43,328	37,284	35,326	31,988
Equity in pretax earnings of unconsolidated affiliates	1,260	846	1,130	230
Interest income	271	205	634	444
Interest expense	4,335	3,912	8,389	7,796
Income before income taxes	40,524	34,423	28,701	24,866
Income tax expense	14,026	9,359	9,707	5,927
Net income	26,498	25,064	18,994	18,939
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(1,234)	(2,599)	794	(2,421)
Net income attributable to Universal Corporation	25,264	22,465	19,788	16,518
Dividends on Universal Corporation convertible perpetual preferred stock	(3,687)	(3,687)	(7,374)	(7,374)
Earnings available to Universal Corporation common shareholders	$21,577	$18,778	$12,414	$9,144

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$0.95	$0.83	$0.55	$0.40
Diluted	$0.90	$0.81	$0.54	$0.40

Weighted average common shares outstanding:
Basic	22,777,394	22,675,323	22,755,927	22,649,270
Diluted	27,968,156	27,850,628	23,073,341	22,936,631

Total comprehensive income, net of income taxes	$29,651	$19,470	$17,321	$21,850
Less: comprehensive (income) loss attributable to noncontrolling interests, net of income taxes	(1,007)	(2,259)	1,238	(1,995)
Comprehensive income attributable to Universal Corporation, net of income taxes	$28,644	$17,211	$18,559	$19,855

Dividends declared per common share	$0.53	$0.52	$1.06	$1.04

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2016	2015	2016
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$294,894	$68,970	$319,447
Accounts receivable, net	251,805	303,963	428,659
Advances to suppliers, net	47,841	40,627	101,890
Accounts receivable—unconsolidated affiliates	51,558	59,370	2,316
Inventories—at lower of cost or market:
Tobacco	827,936	999,312	637,132
Other	86,472	85,222	60,888
Prepaid income taxes	24,448	19,779	17,814
Other current assets	56,026	75,122	70,400
Total current assets	1,640,980	1,652,365	1,638,546

Property, plant and equipment
Land	22,914	16,583	22,987
Buildings	266,107	252,153	264,838
Machinery and equipment	599,897	585,466	591,327
	888,918	854,202	879,152
Less: accumulated depreciation	(566,686)	(539,749)	(553,265)
	322,232	314,453	325,887
Other assets
Goodwill and other intangibles	99,033	99,049	99,071
Investments in unconsolidated affiliates	81,441	79,995	82,441
Deferred income taxes	25,720	46,633	23,853
Other noncurrent assets	49,107	54,179	61,379
	255,301	279,856	266,744

Total assets	$2,218,513	$2,246,674	$2,231,177

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2016	2015	2016
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$71,002	$86,095	$66,179
Accounts payable and accrued expenses	133,133	155,824	120,527
Accounts payable—unconsolidated affiliates	—	98	8,343
Customer advances and deposits	37,334	67,100	16,438
Accrued compensation	18,885	18,423	27,593
Income taxes payable	1,240	6,126	7,190
Current portion of long-term debt	—	—	—
Total current liabilities	261,594	333,666	246,270

Long-term debt	368,556	368,203	368,380
Pensions and other postretirement benefits	80,005	93,588	92,177
Other long-term liabilities	41,413	37,472	41,794
Deferred income taxes	28,047	26,034	29,494
Total liabilities	779,615	858,963	778,115

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 218,490 shares issued and outstanding (218,490 at September 30, 2015 and March 31, 2016)	211,562	211,562	211,562
Common stock, no par value, 100,000,000 shares authorized, 22,783,633 shares issued and outstanding (22,680,233 at September 30, 2015, and 22,717,735 at March 31, 2016)	210,569	207,349	208,946
Retained earnings	1,054,004	1,005,353	1,066,064
Accumulated other comprehensive loss	(73,579)	(71,657)	(72,350)
Total Universal Corporation shareholders' equity	1,402,556	1,352,607	1,414,222
Noncontrolling interests in subsidiaries	36,342	35,104	38,840
Total shareholders' equity	1,438,898	1,387,711	1,453,062

Total liabilities and shareholders' equity	$2,218,513	$2,246,674	$2,231,177

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,994	$18,939
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	17,324	18,362
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(2,038)	(4,354)
Foreign currency remeasurement loss (gain), net	11,119	21,981
Restructuring and impairment costs	3,682	2,389
Other, net	(1,108)	927
Changes in operating assets and liabilities, net	(25,548)	(200,010)
Net cash provided (used) by operating activities	22,425	(141,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(17,567)	(28,457)
Proceeds from sale of property, plant and equipment	447	1,155
Net cash used by investing activities	(17,120)	(27,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	5,210	23,827
Dividends paid to noncontrolling interests	(1,260)	(1,260)
Dividends paid on convertible perpetual preferred stock	(7,374)	(7,374)
Dividends paid on common stock	(24,106)	(23,536)
Other	(2,245)	(2,037)
Net cash used by financing activities	(29,775)	(10,380)

Effect of exchange rate changes on cash	(83)	(365)
Net decrease in cash and cash equivalents	(24,553)	(179,813)
Cash and cash equivalents at beginning of year	319,447	248,783

Cash and cash equivalents at end of period	$294,894	$68,970

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

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted in Fiscal Year 2017

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 31, 2015. The Company adopted ASU 2015-03 effective as of April 1, 2016, the beginning of fiscal year 2017. The implementation of ASU 2015-03, which requires retrospective application, resulted in a $1.8 million and $1.6 million reclassification of unamortized debt issuance costs from other noncurrent assets to long-term debt for the comparative prior periods ended September 30, 2015 and March 31, 2016, respectively.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation" ("ASU 2016-09"). ASU 2016-09 provides simplification for the accounting for employee stock-based payment transactions, including the related income tax consequences, treatment of excess tax benefits in determining income tax expense, the classification of awards as either equity or liabilities, and the classification of transactions in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company early adopted ASU 2016-09 effective as of April 1, 2016. Effective with the adoption of ASU 2016-09, employees that the Company has a statutory requirement to withhold taxes on behalf of can now elect to withhold income taxes upon settlement of stock-based compensation awards up to the maximum statutory tax rate without requiring classification of the awards as a liability. As required by ASU 2016-09, employee tax withholding payments and excess tax benefits resulting from stock-based compensation have been classified as financing activities and operating activities, respectively, in the consolidated statements of cash flows for all periods presented.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, "Statement of Cash Flows" ("ASU 2016-15"). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing and construction of curing barns or other tobacco producing assets have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at September 30, 2016, all of which were for crop financing and expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at September 30, 2016, was the face amount, $33 million including unpaid accrued interest ($26 million at September 30, 2015, and $13 million at March 31, 2016). The fair value of the guarantees was a liability of approximately $2 million at September 30, 2016 ($1 million at September 30, 2015, and $2 million at March 31, 2016). In addition to these guarantees, the Company has other contingent liabilities, primarily related to outstanding letters of credit, totaling approximately $2 million at September 30, 2016.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $15 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $17 million. Those amounts are based on the exchange rate for the Brazilian currency at September 30, 2016. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of September 30, 2016, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $14 million (at the September 30, 2016 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $14 million remaining assessment, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2016.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim, and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $5 million at the September 30, 2016 exchange rate, reflecting a substantial reduction from the original $17 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have taken the necessary steps to challenge the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $5 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2016.

In both states, the process for reaching a final resolution to the assessments is expected to be lengthy, and management is not currently able to predict when either case will be concluded. Should the subsidiary ultimately be required to pay any tax, interest, or penalties in either case, the portion paid for tax would generate value-added tax credits that the subsidiary may be able to recover.

Other Legal and Tax Matters

Various subsidiaries of the Company are involved in litigation and tax examinations incidental to their business activities.  While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the matters and does not currently expect that any of them will have a material adverse effect on the Company’s business or financial position.  However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $78 million at September 30, 2016, $71 million at September 30, 2015, and $134 million at March 31, 2016. The related valuation allowances totaled $28 million at September 30, 2016, $27 million at September 30, 2015, and $29 million at March 31, 2016, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $2 million and $4 million in the six-month periods ended September 30, 2016 and 2015, respectively. These net recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2016, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $35 million ($52 million at September 30, 2015, and $52 million at March 31, 2016), and the related valuation allowances totaled approximately $10 million ($21 million at September 30, 2015, and $19 million at March 31, 2016). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

NOTE 4.   RESTRUCTURING AND IMPAIRMENT COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.     For the reporting periods ended September 30, 2016 and 2015, the majority of restructuring costs incurred related to operations that are part of the Other Regions reportable segment of the Company's Flue-Cured and Burley Tobacco Operations.

Quarter and Six Months Ended September 30, 2016

In the second quarter of fiscal year 2017, the Company recorded restructuring and impairment costs totaling $3.7 million primarily related to the Company's decision to close its tobacco processing facility in Hungary. The Company expects to process all future tobaccos sourced from Hungary in the Company's facilities in Italy. The restructuring and impairment costs incurred for the change in operations in Hungary included statutory employee termination benefits and impairment charges related to certain property and equipment. All of the termination benefits were paid before September 30, 2016.

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

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2016	2015	2016	2015

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$25,264	$22,465	$19,788	$16,518
Less: Dividends on convertible perpetual preferred stock	(3,687)	(3,687)	(7,374)	(7,374)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	21,577	18,778	12,414	9,144

Denominator for basic earnings per share
Weighted average shares outstanding	22,777,394	22,675,323	22,755,927	22,649,270

Basic earnings per share	$0.95	$0.83	$0.55	$0.40

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$21,577	$18,778	$12,414	$9,144
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,687	3,687	—	—
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	25,264	22,465	12,414	9,144

Denominator for diluted earnings per share
Weighted average shares outstanding	22,777,394	22,675,323	22,755,927	22,649,270
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,883,372	4,848,766	—	—
Employee share-based awards	307,390	326,539	317,414	287,361
Denominator for diluted earnings per share	27,968,156	27,850,628	23,073,341	22,936,631

Diluted earnings per share	$0.90	$0.81	$0.54	$0.40

For the six months ended September 30, 2016 and 2015, conversion of the Company's outstanding Series B 6.75% Convertible Perpetual Preferred Stock was not assumed since the effect would have been antidilutive. The Company had the following potentially dilutive securities (stock appreciation rights) outstanding for the six months ended September 30, 2016 and 2015 that were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

	Six Months Ended September 30,
	2016	2015

Potentially dilutive securities	127,400	133,600
Weighted-average exercise price	$62.66	$62.66

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
The Company's consolidated effective income tax rates were approximately 35% and 34% for the quarter and six months ended September 30, 2016, respectively, compared to approximately 27% and 24% for the quarter and six months ended September 30, 2015, respectively. The effective rates for the prior year periods were lower primarily due to a lower effective tax rate on dividend income from unconsolidated operations, as well as the effects of changes in currency exchange rates on deferred income tax assets and liabilities of foreign subsidiaries. The effective tax rates for the current year periods more closely approximate the 35% U.S. federal statutory rate because the effects of currency exchange rate changes have not been significant and because the dividend income from unconsolidated operations is not expected to impact the effective tax rate until the second half of the fiscal year.

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

Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At September 30, 2016, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first six months of fiscal years 2017 and 2016 was as follows:

	Six Months Ended September 30,
(in millions of dollars)	2016	2015

Tobacco purchases	$9.7	$19.8
Processing costs	2.7	5.6
Total	$12.4	$25.4

The reduced U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the six months ended September 30, 2016 reflect the reduced size of the 2016 crop and a variation in the timing of fixed-price orders from customers for their purchases from the respective crop years. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for amounts related to any ineffective portion of the hedging strategy or any early de-designation of the hedge arrangement, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

All forward contracts to hedge purchases of the 2016 crop in Brazil matured and settled by September 30, 2016. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at September 30, 2016, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2017.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at September 30, 2016 and 2015 were approximately $29.3 million and $114.0 million, respectively. The reduced U.S. dollar notional amount outstanding at September 30, 2016, reflects a lower net monetary asset position in Brazil. At March 31, 2016, the net local monetary asset position in Brazil was not significant, and there were no foreign currency contracts outstanding at that time to manage currency remeasurement risk. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three- and six-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2,012	$(9,732)	$(2,392)	$(6,056)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,055)	$(1,341)	$(2,148)	$(2,676)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$—	$101	$453	$1,283
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$654	$344	$668	$358
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$(673)	$246	$745
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$113	$10,524	$(1,356)	$8,380
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $0.3 million remained in accumulated other comprehensive loss at September 30, 2016. That balance reflects gains and losses on contracts related to the 2016 crop, less the amount reclassified to earnings related to tobacco sold through September 30, 2016. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2017 as the 2016 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2016 and 2015, and March 31, 2016:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		Sept. 30, 2016	Sept. 30, 2015	March 31, 2016		Sept. 30, 2016	Sept. 30, 2015	March 31, 2016

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$11,010	$6,430	$10,766

Forward foreign currency exchange contracts	Other current assets	—	—	475	Accounts payable and accrued expenses	—	—	—
Total		$—	$—	$475		$11,010	$6,430	$10,766

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$140	$4,354	$297	Accounts payable and accrued expenses	$1,554	$12	$5
Total		$140	$4,354	$297		$1,554	$12	$5

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

At September 30, 2016 and 2015, and at March 31, 2016, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	September 30, 2016
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$136,879	$—	$—	$—	$136,879
Trading securities associated with deferred compensation plans	—	17,310	—	—	17,310
Forward foreign currency exchange contracts	—	—	140	—	140
Total financial assets measured and reported at fair value	$136,879	$17,310	$140	$—	$154,329

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,722	$1,722
Interest rate swap agreements	—	—	11,010	—	11,010
Forward foreign currency exchange contracts	—	—	1,554	—	1,554
Total financial liabilities measured and reported at fair value	$—	$—	$12,564	$1,722	$14,286

	September 30, 2015
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,574	$—	$—	$—	$1,574
Trading securities associated with deferred compensation plans	—	18,359	—	—	18,359
Forward foreign currency exchange contracts	—	—	4,354	—	4,354
Total financial assets measured and reported at fair value	$1,574	$18,359	$4,354	$—	$24,287

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,356	$1,356
Interest rate swap agreements	—	—	6,430	—	6,430
Forward foreign currency exchange contracts	—	—	13	—	13
Total financial liabilities measured and reported at fair value	$—	$—	$6,443	$1,356	$7,799

	March 31, 2016
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$116,618	$—	$—	$—	$116,618
Trading securities associated with deferred compensation plans	—	17,817	—	—	17,817
Forward foreign currency exchange contracts	—	—	772	—	772
Total financial assets measured and reported at fair value	$116,618	$17,817	$772	$—	$135,207

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,628	$1,628
Interest rate swap agreements	—	—	10,766	—	10,766
Forward foreign currency exchange contracts	—	—	5	—	5
Total financial liabilities measured and reported at fair value	$—	$—	$10,771	$1,628	$12,399

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2016 and 2015 is provided below.

	Six Months Ended September 30,
(in thousands of dollars)	2016	2015

Balance at beginning of year	$1,628	$1,674
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(1,848)	(1,841)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	1,756	1,821
Change in discount rate and estimated collection period	26	33
Currency remeasurement	160	(331)
Balance at end of period	$1,722	$1,356

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates September 30, 2016, September 30, 2015, and March 31, 2016. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015

Service cost	$1,359	$1,479	$74	$106
Interest cost	2,467	2,347	383	392
Expected return on plan assets	(3,589)	(3,577)	(11)	(15)
Net amortization and deferral	838	1,199	(100)	(44)
Net periodic benefit cost	$1,075	$1,448	$346	$439

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015

Service cost	$2,720	$2,962	$147	$214
Interest cost	4,936	4,693	758	799
Expected return on plan assets	(7,178)	(7,153)	(22)	(30)
Net amortization and deferral	1,676	2,398	(200)	(88)
Net periodic benefit cost	$2,154	$2,900	$683	$895

The net periodic benefit cost for the Company's pension and other postretirement benefit plans has declined from the prior fiscal year, primarily reflecting actuarial gains from higher market discount rates applicable to the most recent actuarial measurement of benefit liabilities.

During the six months ended September 30, 2016, the Company made contributions of approximately $9.9 million to its pension plans. Additional contributions of approximately $1.1 million are expected during the remaining six months of fiscal year 2017.

NOTE 10.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plans consistently, following previously defined guidelines. Awards of restricted stock, RSUs, PSAs, and SARs are currently outstanding under the Plans. The SARs have an exercise price equal to the closing price of a share of the Company's common stock on the grant date. They are settled in shares of common stock, vest in equal one-third tranches one, two, and three years after the grant date, and expire on the earlier of three years after the grantee’s retirement date or ten years after the grant date. The Company has not made grants of SARs since fiscal year 2012. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest at the end of a three years performance period that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive restricted stock units or shares of restricted stock following each annual meeting of shareholders. RSUs awarded to outside directors vest three years after the grant date, and restricted shares vest upon the individual’s retirement from service as a director.

As discussed in Note 2, effective April 1, 2016, the Company early adopted recently-issued updates to the accounting guidance for stock-based compensation. Those updates primarily related to the income tax consequences of stock-based payment transactions, the treatment of excess tax benefits in determining income tax expense, the classification of awards as either equity or liabilities, and the classification of transactions in the statement of cash flows.

During the six-month periods ended September 30, 2016 and 2015, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2016	2015

RSUs:
Number granted	63,425	67,750
Grant date fair value	$55.93	$52.10

PSAs:
Number granted	54,675	57,750
Grant date fair value	$49.17	$45.06

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any other types of stock-based compensation.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the six-month periods ended September 30, 2016 and 2015, the Company recorded total stock-based compensation expense of approximately $3.5 million and $3.0 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.2 million during the remaining six months of fiscal year 2017.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$80,789	$49,421	$153,471	$97,993
Other Regions (1)	318,576	371,032	496,592	548,433
Subtotal	399,365	420,453	650,063	646,426
Other Tobacco Operations (2)	57,577	35,929	102,354	85,375
Consolidated sales and other operating revenues	$456,942	$456,382	$752,417	$731,801

OPERATING INCOME
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$13,531	$3,783	$20,379	$7,199
Other Regions (1)	32,342	34,202	15,325	26,355
Subtotal	45,873	37,985	35,704	33,554
Other Tobacco Operations (2)	2,397	145	4,434	1,053
Segment operating income	48,270	38,130	40,138	34,607
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)	(1,260)	(846)	(1,130)	(230)
Restructuring and impairment costs (4)	(3,682)	—	(3,682)	(2,389)
Consolidated operating income	$43,328	$37,284	$35,326	$31,988

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30,
(in thousands of dollars)	2016	2015
Foreign currency translation:
Balance at beginning of year	$(26,992)	$(31,138)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $1,249 and $(1,155))	(2,319)	2,147
Less: Net loss on foreign currency translation attributable to noncontrolling interests	444	426
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,875)	2,573
Balance at end of period	$(28,867)	$(28,565)

Foreign currency hedge:
Balance at beginning of year	$675	$(1,834)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $58 and $(878))	(107)	1,629
Reclassification of (gain) loss to earnings (net of tax expense of $189 and $90) (1)	(351)	(166)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(458)	1,463
Balance at end of period	$217	$(371)

Interest rate hedge:
Balance at beginning of year	$(6,997)	$(1,982)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $837 and $2,120)	(1,556)	(3,937)
Reclassification of loss to earnings (net of tax benefit of $(752) and $(936)) (2)	1,397	1,740
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(159)	(2,197)
Balance at end of period	$(7,156)	$(4,179)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(39,036)	$(40,040)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(680) and $(844)) (3)	1,263	1,498
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,263	1,498
Balance at end of period	$(37,773)	$(38,542)

Total accumulated other comprehensive loss at end of period	$(73,579)	$(71,657)

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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the six months ended September 30, 2016 and 2015 is as follows:

	Six Months Ended September 30, 2016			Six Months Ended September 30, 2015
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,414,222	$38,840	$1,453,062	$1,362,725	$34,369	$1,397,094
Changes in common stock
Accrual of stock-based compensation	3,535	—	3,535	3,020	—	3,020
Withholding of shares from stock-based compensation for grantee income taxes	(2,245)	—	(2,245)	(2,037)	—	(2,037)
Dividend equivalents on RSUs	333	—	333	364	—	364

Changes in retained earnings
Net income (loss)	19,788	(794)	18,994	16,518	2,421	18,939
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(7,374)	—	(7,374)	(7,374)	—	(7,374)
Common stock	(24,141)	—	(24,141)	(23,582)	—	(23,582)
Dividend equivalents on RSUs	(333)	—	(333)	(364)	—	(364)

Other comprehensive income (loss)	(1,229)	(444)	(1,673)	3,337	(426)	2,911
Dividends paid to noncontrolling shareholders	—	(1,260)	(1,260)	—	(1,260)	(1,260)
Balance at end of period	$1,402,556	$36,342	$1,438,898	$1,352,607	$35,104	$1,387,711

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

Liquidity and Capital Resources

Overview

The first six months of the fiscal year is generally a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. However, our buying program in Brazil was reduced this fiscal year due to the smaller size of the Brazilian crop, largely due to El Nino weather patterns, and unsustainable green leaf prices. These lower Brazilian crop purchase volumes have significantly reduced our working capital requirements there. We funded our working capital needs in the six months ended September 30, 2016, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Although we anticipate that volumes will be down, we expect shipments to be weighted to the second half of the fiscal year, which may extend the duration of our working capital needs in some origins.
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

Operating Activities
Our operations generated $22.4 million in net cash flows during the six months ended September 30, 2016. That amount was $164.2 million higher than during the same period last fiscal year, largely due to lower working capital requirements in the six months ended September 30, 2016, on the reduced purchase volumes in Brazil. Tobacco inventory increased by $190.8 million from March 31, 2016 levels to $827.9 million at September 30, 2016, primarily on seasonal leaf purchases. Tobacco inventory levels were $171.4 million below September 30, 2015 levels, largely due to lower purchase volumes in Brazil. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At September 30, 2016, our uncommitted inventories were $118.3 million, or about 14% of total tobacco inventory, compared to $120.8 million, or about 19% of our March 31, 2016 inventory, and $146.7 million, or about 15%

of our September 30, 2015 inventory. The level of these uncommitted inventories percentages is influenced by timing of farmer deliveries of new crops, as well as the timing of customer orders and shipments.

Our balance sheet accounts reflected seasonal patterns in the six months ended September 30, 2016, on deliveries of crops by farmers in South America, Africa, and North America. Cash and cash equivalent balances and accounts receivable decreased by $24.6 million and $176.9 million, respectively, from March 31, 2016 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $47.8 million at September 30, 2016, a reduction of $54.0 million from March 31, 2016, as crops were delivered in payment of those balances, net of new advances on current crops. Accounts receivable from unconsolidated affiliates and customer advances were up $49.2 million and $20.9 million, respectively, from March 31, 2016 levels, on seasonal increases.

Due primarily to higher cash balances at March 31, 2016, and lower crop purchases in fiscal year 2017 in Brazil, our cash and cash equivalent balances were $225.9 million higher at September 30, 2016, compared to September 30, 2015 balances. Accounts receivable decreased by $52.2 million compared to the same period in the prior fiscal year, primarily on delayed purchases and later shipments in some origins in Africa.

Investing Activities

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During the six months ended September 30, 2016 and 2015, we invested about $17.6 million and $28.5 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $17.3 million and $18.4 million for the six months ended September 30, 2016 and 2015, respectively. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we undertake projects that increase capital spending beyond those limits when we identify opportunities to improve efficiencies, add value for our customers, and position us for future growth. We currently plan to spend approximately $40 to $45 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by about $50 million to $182 million during the six months ended September 30, 2016, primarily due to seasonal working capital requirements. Net debt as a percentage of net capitalization of approximately 11% at September 30, 2016, was down from the September 30, 2015 level of approximately 25% and was up from approximately 8% at March 31, 2016. We entered fiscal year 2017 with cash and cash equivalent balances that were $70.7 million higher than the prior fiscal year and our working capital requirements are lower this fiscal year because of our reduced buying program in Brazil, which reduced our short-term borrowing requirements in the first six months of the fiscal year. As of September 30, 2016, we had $294.9 million in cash and cash equivalents, our short-term debt totaled $71.0 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of September 30, 2016, we had $430 million available under a committed revolving credit facility that will mature in December 2019, and we had about $310 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal years 2017 or 2018. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Our Board of Directors approved our current share repurchase program in November 2015. The program expires in November 2017 and authorizes the purchase of up to $100 million of our common and preferred stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common and preferred share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the six months ended September 30, 2016, we did not purchase any shares of our common or preferred stock. As of September 30,

2016, approximately 22.8 million shares of our common stock and 218,490 shares of our preferred stock were outstanding, and our available authorization under our current share repurchase program was $100 million.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2016, the fair value of our outstanding interest rate swap agreements was a liability of about $11.0 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At September 30, 2016, we had no open hedge contracts for those purposes. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of about $1.5 million at September 30, 2016.

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

Net income for the first half of fiscal year 2017, which ended on September 30, 2016, was $19.8 million, or $0.54 per diluted share, compared with $16.5 million, or $0.40 per diluted share for the same period last year.  Operating income for the six months ended September 30, 2016, of $35.3 million increased by $3.3 million compared to the first half of the prior year.  For the second fiscal quarter ended September 30, 2016, net income was $25.3 million, or $0.90 per diluted share, compared with net income for the prior year’s second quarter of $22.5 million, or $0.81 per diluted share. Operating income for the quarter ended September 30, 2016, increased by $6.0 million to $43.3 million from $37.3 million for the three months ended September 30, 2015. Segment operating income for the first half of fiscal year 2017 was $40.1 million, an increase of $5.5 million, and for the quarter ended September 30, 2016, was $48.3 million, an increase of $10.1 million, both compared to the same periods last fiscal year.  Those increases resulted primarily from earnings improvements in the North America and the Other Tobacco Operations segments, offset in part by declines in the Other Regions segment. Consolidated revenues increased by $20.6 million to $752.4 million for the first half of fiscal year 2017, and by $0.6 million to $456.9 million for the three months ended September 30, 2016, compared to the same periods in the prior year, mostly as a result of modestly higher volumes, partly offset by lower revenues on the timing of receipt of dividend income from unconsolidated subsidiaries.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment decreased by $11.0 million to $15.3 million for the first half of fiscal year 2017, compared to the first half of the prior fiscal year. Operating income for the segment for the quarter ended September 30, 2016, declined by $1.9 million to $32.3 million compared with the second quarter of fiscal year 2016. The declines were largely attributable to lower sales volumes and other revenues, partly mitigated by lower selling, general, and administrative expenses. In Africa, comparisons were heavily influenced by timing factors as volumes for the first half of the fiscal year declined on slower purchasing and later shipment timing this year, as well as negative comparisons to the prior year’s large carryover crop volumes. Asia results were also down on lower current crop sales and delayed shipment timing. In South America, benefits from increased sales volumes on higher carryover crops and earlier shipment timing of current year crops were offset by lower margins from higher factory unit costs as a result of lower total volumes handled in Brazil. Selling, general, and administrative costs for the segment declined significantly, mainly from the reversal in the second quarter of fiscal year 2017 of value-added tax reserves, favorable comparison to costs incurred in the second quarter of fiscal year 2016 to settle third party challenges to the property rights and valuation of land, and lower currency remeasurement and exchange losses in the second fiscal quarter of 2017 in South America, Africa and Asia. Revenues for the Other Regions segment for the six months and quarter ended September 30, 2016, were down by $51.8 million to $496.6 million and by $52.5 million to $318.6 million, respectively, compared with the same periods in the prior year, reflecting the lower volumes, as well as a decline in revenue resulting from last year’s earlier receipt of dividend income from unconsolidated subsidiaries.

North America

North America segment operating income of $20.4 million for the six months and $13.5 million for the three months ended September 30, 2016, increased by $13.2 million and $9.7 million, respectively, compared with the same periods in the previous year. The improvement in both periods reflected higher volumes in every origin. Selling, general and administrative costs, although higher in both periods, declined as a percentage of sales on the additional volumes. Similarly, segment revenues increased by $55.5 million to $153.5 million for the first half, and by $31.4 million to $80.8 million for the second quarter of fiscal year 2017, compared with the same periods in fiscal year 2016, on those higher volumes, partly offset by lower average green leaf prices.

Other Tobacco Operations

The Other Tobacco Operations segment’s operating income increased by $3.4 million to $4.4 million for the six months and by $2.3 million to $2.4 million for the second fiscal quarter ended September 30, 2016, compared with the same periods last fiscal year. In both periods, earnings improved for the dark tobacco operations on higher volumes and favorable comparisons to the prior year’s currency remeasurement and exchange losses in Indonesia. Earnings for the oriental joint venture were up slightly, primarily from a more favorable sales mix and lower currency remeasurement losses from devaluation of the Turkish lira. Those improvements were partly offset by losses in the special services group, primarily on larger factory startup and selling, general and administrative costs for the new food ingredients business, compared with the prior year. Selling, general, and administrative costs for the segment were relatively flat for both the first half and second fiscal quarter of the current year compared with the previous year. Revenues for the Other Tobacco Operations segment increased by $17.0 million to $102.4 million for the first half, and by $21.6 million to $57.6 million for the second quarter of fiscal year 2017, mainly due to higher sales volumes from the timing of shipments of oriental tobaccos into the United States, compared to the same periods in the prior year, as well as the stronger second quarter volumes for the dark tobacco operations.

Other Items

Cost of goods sold increased by about 5% to $612.4 million for the first half, and by about 3% to $369.1 million for the second quarter of fiscal year 2017. For both periods, the increase reflected modestly higher leaf sales volumes and higher overall average green leaf prices. Selling, general, and administrative costs decreased by $11.1 million in the first half of fiscal year 2017 and by $20.0 million for the second fiscal quarter compared with the same periods in the prior fiscal year. In both periods, benefits were achieved from a combination of items, including a favorable comparison to costs incurred in the second quarter of fiscal year 2016 to settle third party challenges to the property rights and valuation of a large tract of forestry land, and the reversal in the second quarter of fiscal year 2017 of value-added tax reserves. In addition, expenses declined in the second fiscal quarter of 2017 from lower currency remeasurement and exchange losses, mainly in South America, Africa and Asia.

The consolidated effective income tax rates were approximately 35% and 34% for the quarter and six months ended September 30, 2016, respectively, which approximates the U.S. statutory rate. The consolidated effective tax rates for the quarter and six-month periods ended September 30, 2015, were approximately 27% and 24%, respectively. Income taxes for the first half of fiscal year 2016 were lower than the 35% federal statutory rate because of lower net effective tax rates on income from certain foreign subsidiaries, as well as effects of changes in local currency exchange rates on deferred income tax balances.

Results for the second fiscal quarter and six months ended September 30, 2016 included restructuring and impairment costs of $3.7 million ($0.09 per diluted share for the quarter or $0.10 for the six months). Results for the six months ended September 30, 2015 included restructuring and impairment costs of $2.4 million ($0.07 per diluted share).

General Overview

Our results for the six months ended September 30, 2016, were in line with our expectations and reflected modestly higher total sales volumes and lower selling, general, and administrative costs. The previously announced changes in our leaf supply arrangements in both the United States and Mexico positively impacted our results in the first half of our fiscal year.

After consecutive years of leaf tobacco supply and demand imbalance, global demand remains soft and may contribute to delays in some customer purchase and shipment timing decisions. Consequently, our shipments are still expected to be weighted to the second half of the year, and we anticipate that total lamina sales volumes in fiscal year 2017 will be lower than those of last year. Reduced crop purchases in Brazil in the current fiscal year, as well as challenging market conditions in Tanzania, will negatively impact our sales volumes for this fiscal year. We expect the most significant drop in volumes to occur in the fourth quarter of our current fiscal year as Brazil shipped heavily in the fourth fiscal quarter of 2016, and we do not expect to attain a similar level of shipments there this fiscal year.

At the same time, the lower current crop levels have reduced our working capital needs this year, decreasing our seasonal borrowing requirements and increasing our cash reserves.  Our uncommitted inventories have been well-managed and remained within our target range at 14% for the end of the second fiscal quarter.  As a result, we have continued to maintain our very strong balance sheet and are pleased to reward our shareholders with an annual dividend increase for the 46th consecutive year, as announced earlier today.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $71 million at September 30, 2016. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016 (the "2016 Annual Report on Form 10-K). In evaluating our risks, readers should carefully consider the risk factors discussed in our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock or our Series B 6.75% convertible perpetual preferred stock during the three-month period ended September 30, 2016:

	Common Stock			Series B 6.75% Convertible Perpetual Preferred Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1-31, 2016	—	$—	—	—	$—	—	$100,000,000
August 1-31, 2016	—	—	—	—	—	—	100,000,000
September 1-30, 2016	—	—	—	—	—	—	100,000,000
Total	—	$—	—	—	$—	—	$100,000,000

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended September 30, 2016 and 2015, (ii) the Consolidated Balance Sheets at September 30, 2016, September 30, 2015, and March 31, 2016, (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2016	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended September 30, 2016 and 2015, (ii) the Consolidated Balance Sheets at September 30, 2016, September 30, 2015, and March 31, 2016, (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith