Form 10-Q
period 2016-12-31
UNIVERSAL CORP /VA/
filed 2017-02-07
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 3, 2017, the total number of shares of common stock outstanding was 25,273,449.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$668,771	$584,592	$1,421,188	$1,316,393
Costs and expenses
Cost of goods sold	533,318	464,686	1,145,694	1,050,004
Selling, general and administrative expenses	52,068	54,081	153,101	166,187
Other income	—	(3,390)	—	(3,390)
Restructuring and impairment costs	178	—	3,860	2,389
Operating income	83,207	69,215	118,533	101,203
Equity in pretax earnings of unconsolidated affiliates	4,495	2,326	5,625	2,556
Interest income	482	452	1,116	896
Interest expense	4,051	3,937	12,440	11,733
Income before income taxes	84,133	68,056	112,834	92,922
Income tax expense	27,071	21,441	36,778	27,368
Net income	57,062	46,615	76,056	65,554
Less: net income attributable to noncontrolling interests in subsidiaries	(3,415)	(2,081)	(2,621)	(4,502)
Net income attributable to Universal Corporation	53,647	44,534	73,435	61,052
Dividends on Universal Corporation convertible perpetual preferred stock	(3,687)	(3,687)	(11,061)	(11,061)
Earnings available to Universal Corporation common shareholders	$49,960	$40,847	$62,374	$49,991

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$2.17	$1.80	$2.73	$2.20
Diluted	$1.92	$1.60	$2.63	$2.18

Weighted average common shares outstanding:
Basic	22,982,473	22,717,043	22,831,717	22,671,943
Diluted	27,996,583	27,854,908	27,967,215	22,957,050

Total comprehensive income, net of income taxes	$58,717	$47,794	$76,038	$69,644
Less: comprehensive income attributable to noncontrolling interests, net of income taxes	(3,214)	(2,042)	(1,976)	(4,037)
Comprehensive income attributable to Universal Corporation, net of income taxes	$55,503	$45,752	$74,062	$65,607

Dividends declared per common share	$0.54	$0.53	$1.60	$1.57

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2016	2015	2016
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$411,507	$167,625	$319,447
Accounts receivable, net	280,978	267,632	428,659
Advances to suppliers, net	93,175	84,905	101,890
Accounts receivable—unconsolidated affiliates	2,073	762	2,316
Inventories—at lower of cost or market:
Tobacco	736,368	965,917	637,132
Other	67,638	65,123	60,888
Prepaid income taxes	11,419	16,359	17,814
Other current assets	61,856	67,456	70,400
Total current assets	1,665,014	1,635,779	1,638,546

Property, plant and equipment
Land	22,760	22,870	22,987
Buildings	264,485	256,970	264,838
Machinery and equipment	603,860	591,292	591,327
	891,105	871,132	879,152
Less: accumulated depreciation	(569,697)	(545,518)	(553,265)
	321,408	325,614	325,887
Other assets
Goodwill and other intangibles	98,869	99,035	99,071
Investments in unconsolidated affiliates	75,574	75,351	82,441
Deferred income taxes	24,266	38,750	23,853
Other noncurrent assets	41,798	52,245	61,379
	240,507	265,381	266,744

Total assets	$2,226,929	$2,226,774	$2,231,177

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2016	2015	2016
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$52,052	$65,894	$66,179
Accounts payable and accrued expenses	131,925	132,572	120,527
Accounts payable—unconsolidated affiliates	10,522	21,768	8,343
Customer advances and deposits	14,201	41,209	16,438
Accrued compensation	22,800	20,681	27,593
Income taxes payable	7,239	5,893	7,190
Current portion of long-term debt	—	—	—
Total current liabilities	238,739	288,017	246,270

Long-term debt	368,645	368,292	368,380
Pensions and other postretirement benefits	78,930	90,643	92,177
Other long-term liabilities	30,038	33,179	41,794
Deferred income taxes	29,075	27,447	29,494
Total liabilities	745,427	807,578	778,115

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, 107,418 shares issued and outstanding (218,490 at December 31, 2015 and March 31, 2016)	104,012	211,562	211,562
Common stock, no par value, 100,000,000 shares authorized, 25,270,976 shares issued and outstanding (22,717,448 at December 31, 2015, and 22,717,735 at March 31, 2016)	319,509	206,941	208,946
Retained earnings	1,090,148	1,033,986	1,066,064
Accumulated other comprehensive loss	(71,723)	(70,439)	(72,350)
Total Universal Corporation shareholders' equity	1,441,946	1,382,050	1,414,222
Noncontrolling interests in subsidiaries	39,556	37,146	38,840
Total shareholders' equity	1,481,502	1,419,196	1,453,062

Total liabilities and shareholders' equity	$2,226,929	$2,226,774	$2,231,177

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,056	$65,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,107	27,221
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	414	(1,026)
Foreign currency remeasurement loss (gain), net	12,493	21,492
Fair value gain upon acquisition of partner's interest in joint venture	—	(3,390)
Restructuring and impairment costs	3,860	2,389
Other, net	7,290	18,004
Changes in operating assets and liabilities, net	56,533	(120,045)
Net cash provided by operating activities	182,753	10,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(28,544)	(38,504)
Purchase of partner's interest in joint venture, net of cash held by the business	—	(5,964)
Proceeds from sale of property, plant and equipment	665	1,380
Other	—	(398)
Net cash used by investing activities	(27,879)	(43,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	(11,299)	4,168
Dividends paid to noncontrolling interests	(1,260)	(1,260)
Dividends paid on convertible perpetual preferred stock	(11,061)	(11,061)
Dividends paid on common stock	(36,181)	(35,349)
Other	(2,256)	(3,736)
Net cash used by financing activities	(62,057)	(47,238)

Effect of exchange rate changes on cash	(757)	(633)
Net increase (decrease) in cash and cash equivalents	92,060	(81,158)
Cash and cash equivalents at beginning of year	319,447	248,783

Cash and cash equivalents at end of period	$411,507	$167,625

Non-cash Financing Transaction - The consolidated financial statements for the nine months ended December 31, 2016 include a non-cash reclassification of $107.6 million from preferred stock to common stock to reflect the conversion of 111,072 shares of the Company's outstanding Series B 6.75% Convertible Perpetual Preferred Stock into common stock. See Note 3 for additional information.

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

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted in Fiscal Year 2017

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 31, 2015. The Company adopted ASU 2015-03 effective as of April 1, 2016, the beginning of fiscal year 2017. The implementation of ASU 2015-03, which requires retrospective application, resulted in a $1.8 million and $1.6 million reclassification of unamortized debt issuance costs from other noncurrent assets to long-term debt for the comparative prior periods ended December 31, 2015 and March 31, 2016, respectively.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and the corresponding right-of-use asset as a leased asset in the balance sheet for the term of the lease. This guidance supersedes Topic 840 “Leases” and is effective for fiscal years beginning after December 15, 2018. The Company will be required to adopt ASU 2016-02 effective April 1, 2019, which is the beginning of its fiscal year ending March 31, 2020, and is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.

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

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at December 31, 2016, all of which expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at December 31, 2016, was the face amount, $35 million including unpaid accrued interest ($27 million at December 31, 2015, and $13 million at March 31, 2016). The fair value of the guarantees was a liability of approximately $2 million at December 31, 2016 ($1 million at December 31, 2015, and $2 million at March 31, 2016). In addition to these guarantees, the Company has other contingent liabilities, primarily related to outstanding letters of credit, totaling approximately $2 million at December 31, 2016.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $15 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $17 million. Those amounts are based on the exchange rate for the Brazilian currency at December 31, 2016. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of December 31, 2016, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $14 million (at the December 31, 2016 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $14 million remaining assessment, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2016.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim, and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $5 million at the December 31, 2016 exchange rate, reflecting a substantial reduction from the original $17 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $5 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2016.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $125 million at December 31, 2016, $116 million at December 31, 2015, and $134 million at March 31, 2016. The related valuation allowances totaled $30 million at December 31, 2016, $28 million at December 31, 2015, and $29 million at March 31, 2016, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $0.4 million and reduced by net recoveries of $1 million in the nine-month periods ended December 31, 2016 and 2015, respectively. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2016, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $41 million ($51 million at December 31, 2015, and $52 million at March 31, 2016), and the related valuation allowances totaled approximately $11 million ($19 million at December 31, 2015, and $19 million at March 31, 2016). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Conversion of Series B 6.75% Convertible Perpetual Preferred Stock
In December 2016, holders of 111,072 shares of the Company’s Series B 6.75% Convertible Perpetual Preferred Stock (approximately 50.8% of the outstanding shares) voluntarily exercised their conversion rights under the original issuance terms of the preferred shares. The Company chose to satisfy the full conversion obligation for those preferred shares with shares of its common stock, issuing 2,487,118 common shares at the applicable conversion rate in exchange for the preferred shares tendered. The consolidated balance sheet at December 31, 2016 reflects a non-cash reclassification of $107.6 million from preferred stock to common stock to reflect the conversion of those preferred shares.
On January 9, 2017, the Company announced a mandatory conversion of all 107,418 remaining outstanding shares of the preferred stock after meeting the requirements to initiate the mandatory conversion under the original terms of the preferred shares. The Company chose to satisfy the full conversion obligation for the mandatory conversion in cash, paying approximately $178.4 million for those preferred shares on January 31, 2017 to complete the conversion.
With the completion of the mandatory conversion in January 2017, the Company’s outstanding equity securities consist only of its common stock. Dividend payments on the preferred shares, which previously totaled approximately $15 million annually, have been discontinued. Although the conversions of the preferred stock into common stock or for cash do not impact the Company’s net income, the shares converted for cash under the mandatory conversion in January 2017 will result in a one-time reduction of retained earnings of approximately $74.4 million during the quarter ending March 31, 2017, representing the excess of the conversion cost over the carrying value of those shares. The reduction in retained earnings will also result in a corresponding one-time reduction of earnings available to common shareholders for the quarter and fiscal year ending March 31, 2017 for purposes of determining the amounts reported for basic and diluted earnings per share for those periods.

NOTE 4.   RESTRUCTURING AND IMPAIRMENT COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.     For the reporting periods ended December 31, 2016 and 2015, the majority of restructuring costs incurred related to operations that are part of the Other Regions reportable segment of the Company's Flue-Cured and Burley Tobacco Operations.

Quarter and Nine Months Ended December 31, 2016

For the quarter and nine months ended December 31, 2016, the Company recorded restructuring and impairment costs totaling $0.2 million and $3.9 million, respectively, primarily related to the Company's decision to close its tobacco processing facility in Hungary. The Company is now processing tobaccos sourced from Hungary in the Company's facilities in Italy. The restructuring and impairment costs incurred for the change in operations in Hungary included statutory employee termination benefits and impairment charges related to certain property and equipment. Substantially all of the termination benefits were paid before December 31, 2016.

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

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2016	2015	2016	2015

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$53,647	$44,534	$73,435	$61,052
Less: Dividends on convertible perpetual preferred stock	(3,687)	(3,687)	(11,061)	(11,061)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	49,960	40,847	62,374	49,991

Denominator for basic earnings per share
Weighted average shares outstanding	22,982,473	22,717,043	22,831,717	22,671,943

Basic earnings per share	$2.17	$1.80	$2.73	$2.20

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$49,960	$40,847	$62,374	$49,991
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	3,687	3,687	11,061	—
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	53,647	44,534	73,435	49,991

Denominator for diluted earnings per share
Weighted average shares outstanding	22,982,473	22,717,043	22,831,717	22,671,943
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	4,693,155	4,857,262	4,816,904	—
Employee share-based awards	320,955	280,603	318,594	285,107
Denominator for diluted earnings per share	27,996,583	27,854,908	27,967,215	22,957,050

Diluted earnings per share	$1.92	$1.60	$2.63	$2.18

In December 2016, 111,072 shares of the Company’s Series B 6.75% Convertible Perpetual Preferred Stock were converted into approximately 2.5 million of the Company's common stock. The effect from the conversion on the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2016, is included in the table above. See Note 3 for additional information.
The Company had the following potentially dilutive securities (stock appreciation rights) outstanding for the nine months ended December 31, 2016 and 2015 that were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

	Nine Months Ended December 31,
	2016	2015

Potentially dilutive securities	122,200	133,600
Weighted-average exercise price	$62.66	$62.66

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
The Company's consolidated effective income tax rates were approximately 32% and 33% for the quarter and nine months ended December 31, 2016, respectively, compared to approximately 32% and 29% for the quarter and nine months ended December 31, 2015, respectively. The effective rate for the prior year nine-month period was lower primarily due to the effects of changes in currency exchange rates on deferred income tax assets and liabilities of foreign subsidiaries. The effective tax rate for the current year period more closely approximates the 35% U.S. federal statutory rate because the effects of currency exchange rate changes have not been significant.

NOTE 7.   DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange contracts. However, the Company’s policy also permits other types of derivative instruments. In addition, foreign currency exchange rate risk is also managed through strategies that do not involve derivative instruments, such as using local borrowings and other approaches to minimize net monetary positions in non-functional currencies. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and comprehensive income and the consolidated balance sheets. In the consolidated statements of cash flows, the cash flows associated with all of these activities are reported in net cash provided by operating activities.

Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At December 31, 2016, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first nine months of fiscal years 2017 and 2016 was as follows:

	Nine Months Ended December 31,
(in millions of dollars)	2016	2015

Tobacco purchases	$9.7	$19.8
Processing costs	2.7	5.6
Total	$12.4	$25.4

The reduced U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the nine months ended December 31, 2016 reflect the reduced size of the 2016 Brazilian crop and a variation in the timing of fixed-price orders from customers for their purchases from the respective crop years. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for amounts related to any ineffective portion of the hedging strategy or any early de-designation of the hedge arrangement, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

All forward contracts to hedge purchases of the 2016 crop in Brazil matured and settled by December 31, 2016. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at December 31, 2016, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2017.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at December 31, 2016 and 2015 were approximately $23.4 million and $56.8 million, respectively. At March 31, 2016, the net local monetary asset position in Brazil was not significant, and there were no foreign currency contracts outstanding at that time to manage currency remeasurement risk. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three- and nine-month periods ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2016	2015	2016	2015

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$10,876	$3,529	$8,484	$(2,527)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(987)	$(1,328)	$(3,135)	$(4,004)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$—	$—	$453	$1,283
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$102	$362	$770	$720
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$246	$745
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(1,576)	$(2,366)	$(2,932)	$6,014
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge gain of approximately $0.2 million remained in accumulated other comprehensive loss at December 31, 2016. That balance reflects gains and losses on contracts related to the 2016 crop, less the amount reclassified to earnings related to tobacco sold through December 31, 2016. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2017 as the 2016 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2016 and 2015, and March 31, 2016:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2016	December 31, 2015	March 31, 2016		December 31, 2016	December 31, 2015	March 31, 2016

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$853	$—	$—	Other long-term liabilities	$—	$1,573	$10,766

Forward foreign currency exchange contracts	Other current assets	—	—	475	Accounts payable and accrued expenses	—	—	—
Total		$853	$—	$475		$—	$1,573	$10,766

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$4	$540	$297	Accounts payable and accrued expenses	$1,229	$90	$5
Total		$4	$540	$297		$1,229	$90	$5

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

At December 31, 2016 and 2015, and at March 31, 2016, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	December 31, 2016
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$241,991	$—	$—	$—	$241,991
Trading securities associated with deferred compensation plans	—	17,210	—	—	17,210
Interest rate swap agreements	—	—	853	—	853
Forward foreign currency exchange contracts	—	—	4	—	4
Total financial assets measured and reported at fair value	$241,991	$17,210	$857	$—	$260,058

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,844	$1,844
Forward foreign currency exchange contracts	—	—	1,229	—	1,229
Total financial liabilities measured and reported at fair value	$—	$—	$1,229	$1,844	$3,073

	December 31, 2015
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$26,578	$—	$—	$—	$26,578
Trading securities associated with deferred compensation plans	—	18,907	—	—	18,907
Forward foreign currency exchange contracts	—	—	540	—	540
Total financial assets measured and reported at fair value	$26,578	$18,907	$540	$—	$46,025

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,469	$1,469
Interest rate swap agreements	—	—	1,573	—	1,573
Forward foreign currency exchange contracts	—	—	90	—	90
Total financial liabilities measured and reported at fair value	$—	$—	$1,663	$1,469	$3,132

	March 31, 2016
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$116,618	$—	$—	$—	$116,618
Trading securities associated with deferred compensation plans	—	17,817	—	—	17,817
Forward foreign currency exchange contracts	—	—	772	—	772
Total financial assets measured and reported at fair value	$116,618	$17,817	$772	$—	$135,207

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,628	$1,628
Interest rate swap agreements	—	—	10,766	—	10,766
Forward foreign currency exchange contracts	—	—	5	—	5
Total financial liabilities measured and reported at fair value	$—	$—	$10,771	$1,628	$12,399

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

Guarantees of bank loans to tobacco growers

The Company guarantees bank loans to tobacco growers in Brazil for crop financing. In the event that the farmers default on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluates the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees is determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses is then calculated at a risk-adjusted interest rate that is aligned with the expected duration of the liability and includes an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment is required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate may result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers are therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2016 and 2015 is provided below.

	Nine Months Ended December 31,
(in thousands of dollars)	2016	2015

Balance at beginning of year	$1,628	$1,674
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(1,848)	(1,826)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	1,856	1,851
Change in discount rate and estimated collection period	55	76
Currency remeasurement	153	(306)
Balance at end of period	$1,844	$1,469

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates December 31, 2016, December 31, 2015, and March 31, 2016. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2016	2015	2016	2015

Service cost	$1,343	$1,469	$73	$106
Interest cost	2,453	2,345	378	387
Expected return on plan assets	(3,584)	(3,574)	(11)	(15)
Net amortization and deferral	843	1,201	(100)	(44)
Net periodic benefit cost	$1,055	$1,441	$340	$434

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2016	2015	2016	2015

Service cost	$4,063	$4,431	$220	$320
Interest cost	7,389	7,038	1,136	1,186
Expected return on plan assets	(10,762)	(10,727)	(33)	(45)
Net amortization and deferral	2,519	3,599	(300)	(132)
Net periodic benefit cost	$3,209	$4,341	$1,023	$1,329

The net periodic benefit cost for the Company's pension and other postretirement benefit plans has declined from the prior fiscal year, primarily reflecting actuarial gains from higher market discount rates applicable to the most recent actuarial measurement of benefit liabilities.

During the nine months ended December 31, 2016, the Company made contributions of approximately $10.4 million to its pension plans. Additional contributions of approximately $0.6 million are expected during the remaining three months of fiscal year 2017.

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

During the nine-month periods ended December 31, 2016 and 2015, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2016	2015

RSUs:
Number granted	63,425	67,750
Grant date fair value	$55.93	$52.10

PSAs:
Number granted	54,675	57,750
Grant date fair value	$49.17	$45.06

As indicated in the table above, the Compensation Committee awarded only grants of RSUs and PSAs in both the current and prior fiscal years, and did not award any other types of stock-based compensation.

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the nine-month periods ended December 31, 2016 and 2015, the Company recorded total stock-based compensation expense of approximately $4.8 million and $4.2 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.1 million during the remaining three months of fiscal year 2017.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2016	2015	2016	2015

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$93,198	$81,463	$246,669	$179,456
Other Regions (1)	495,982	460,729	992,574	1,009,162
Subtotal	589,180	542,192	1,239,243	1,188,618
Other Tobacco Operations (2)	79,591	42,400	181,945	127,775
Consolidated sales and other operating revenues	$668,771	$584,592	$1,421,188	$1,316,393

OPERATING INCOME
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$1,025	$5,750	$21,404	$12,949
Other Regions (1)	81,074	61,318	96,399	87,673
Subtotal	82,099	67,068	117,803	100,622
Other Tobacco Operations (2)	5,781	1,083	10,215	2,136
Segment operating income	87,880	68,151	128,018	102,758
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)	(4,495)	(2,326)	(5,625)	(2,556)
Restructuring and impairment costs (4)	(178)	—	(3,860)	(2,389)
Add: Other income (5)	—	3,390	—	3,390
Consolidated operating income	$83,207	$69,215	$118,533	$101,203

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended December 31,
(in thousands of dollars)	2016	2015
Foreign currency translation:
Balance at beginning of year	$(26,992)	$(31,138)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax benefit of $4,408 and $319)	(8,186)	(508)
Less: Net loss on foreign currency translation attributable to noncontrolling interests	645	465
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(7,541)	(43)
Balance at end of period	$(34,533)	$(31,181)

Foreign currency hedge:
Balance at beginning of year	$675	$(1,834)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $1,006 and $(464))	(1,868)	861
Reclassification of (gain) loss to earnings (net of tax benefit of $(304) and $(188)) (1)	564	352
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,304)	1,213
Balance at end of period	$(629)	$(621)

Interest rate hedge:
Balance at beginning of year	$(6,997)	$(1,982)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(2,969) and $885)	5,514	(1,643)
Reclassification of loss to earnings (net of tax benefit of $(1,098) and $(1,402)) (2)	2,038	2,603
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	7,552	960
Balance at end of period	$555	$(1,022)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(39,036)	$(40,040)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(881) and $(1,257)) (3)	1,920	2,425
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,920	2,425
Balance at end of period	$(37,116)	$(37,615)

Total accumulated other comprehensive loss at end of period	$(71,723)	$(70,439)

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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the nine months ended December 31, 2016 and 2015 is as follows:

	Nine Months Ended December 31, 2016			Nine Months Ended December 31, 2015
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,414,222	$38,840	$1,453,062	$1,362,725	$34,369	$1,397,094
Changes in preferred stock
Conversion of Series B 6.75% convertible perpetual preferred stock to common stock	(107,550)	—	(107,550)	—	—	—

Changes in common stock
Conversion of Series B 6.75% convertible perpetual preferred stock to common stock	107,550	—	107,550	—	—	—
Accrual of stock-based compensation	4,766	—	4,766	4,157	—	4,157
Withholding of shares from stock-based compensation for grantee income taxes	(2,256)	—	(2,256)	(3,737)	—	(3,737)
Dividend equivalents on RSUs	503	—	503	519	—	519

Changes in retained earnings
Net income	73,435	2,621	76,056	61,052	4,502	65,554
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	(11,061)	—	(11,061)	(11,061)	—	(11,061)
Common stock	(37,787)	—	(37,787)	(35,641)	—	(35,641)
Dividend equivalents on RSUs	(503)	—	(503)	(519)	—	(519)

Other comprehensive income (loss)	627	(645)	(18)	4,555	(465)	4,090

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(1,260)	(1,260)	—	(1,260)	(1,260)
Balance at end of period	$1,441,946	$39,556	$1,481,502	$1,382,050	$37,146	$1,419,196

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

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in the first half of the fiscal year, we generally see inventory levels and other working capital items decrease in the second half of our fiscal year as crops in Africa, South America, and North America are being shipped. Our buying program in Brazil was reduced this fiscal year due to the smaller size of the Brazilian crop, largely due to El Nino weather patterns, and unsustainable green leaf prices. These lower Brazilian crop purchase volumes significantly reduced our working capital requirements there. Although December 31, 2016 working capital levels remained above September 30, 2016 levels, we saw the beginning of the seasonal contraction in our working capital by the end of the third fiscal quarter. Tobacco inventory levels declined, cash flow generated by operations increased, and cash balances increased in the three months ended December 31, 2016. We funded our working capital needs for the nine months ended December 31, 2016, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Similar to the prior fiscal year, we expect shipments to be heavily weighted to the second half of the fiscal year.
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

Operating Activities
Our operations generated $182.8 million in net cash flows during the nine months ended December 31, 2016. That amount was $172.6 million higher than during the same period last fiscal year, largely due to lower working capital requirements in the nine months ended December 31, 2016, on the reduced purchase volumes in Brazil, as well as earlier shipment timing in some origins this year. Tobacco inventory increased by $99.2 million from March 31, 2016 levels to $736.4 million at December 31, 2016, primarily on seasonal leaf purchases. Tobacco inventory levels were $229.5 million below December 31, 2015 levels, largely due to the lower purchase volumes in Brazil and earlier shipment timing this year. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At December 31, 2016, our uncommitted inventories were $124.2 million, or about 17% of total tobacco inventory, compared to $120.8 million, or about 19% of our March 31, 2016 inventory, and $132.4 million, or about 14% of our December 31, 2015 inventory. The level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the timing of customer orders and shipments.

Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2016, on deliveries of crops by farmers in South America, Africa, and North America. Accounts receivable decreased by $147.7 million from March 31, 2016 levels, reflecting collections on receivables. Due primarily to lower crop purchases in fiscal year 2017 in Brazil, earlier shipment timing in some origins, and higher cash balances at March 31, 2016, our cash and cash equivalent balances were $243.9 million higher at December 31, 2016, compared to December 31, 2015 balances. Customer advances and deposits decreased by $27.0 million compared to the same period in the prior fiscal year, largely on earlier shipments in some origins.

Investing Activities

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During the nine months ended December 31, 2016 and 2015, we invested about $28.5 million and $38.5 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $26.1 million and $27.2 million for the nine months ended December 31, 2016 and 2015, respectively. Generally, our routine capital spending is at a level below depreciation expense in order to maintain strong cash flow. However, from time to time, we undertake projects that increase capital spending beyond those limits when we identify opportunities to improve efficiencies, add value for our customers, and position us for future growth. We currently plan to spend approximately $40 to $45 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt decreased by about $108.1 million to $23.4 million during the nine months ended December 31, 2016. The decrease primarily reflects higher cash balances. Net debt as a percentage of net capitalization of approximately 2% at December 31, 2016, was down from the December 31, 2015 level of approximately 18% and from approximately 8% at March 31, 2016. We entered fiscal year 2017 with cash and cash equivalent balances that were $70.7 million higher than the prior fiscal year, and our working capital requirements are lower this fiscal year because of our reduced buying program in Brazil, which reduced our short-term borrowing requirements in the nine months ended December 31, 2016. Earlier shipment timing in some origins also increased our cash balances. As of December 31, 2016, we had $411.5 million in cash and cash equivalents, our short-term debt totaled $52.1 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of December 31, 2016, we had $430 million available under a committed revolving credit facility that will mature in December 2019, and we had about $320 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal years 2017 or 2018. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

During December 2016, holders of 111,072 shares of our Series B 6.75% Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) voluntarily exercised their conversion rights. These shares of Series B Preferred Stock were converted into 2,487,118 shares of our common stock. In January 2017, we exercised our option to mandatorily convert all remaining outstanding shares of our Series B Preferred Stock and elected to settle our conversion obligation in cash. Holders of the Series B Preferred Stock received the product of the conversion rate, 22.4306, and the average volume weighted average price of our common stock during the cash settlement averaging period for each share of Series B Preferred Stock converted. The cash settlement occurred on January 31, 2017, and totaled approximately $178 million on the 107,418 shares of Series B Preferred Stock converted. We used cash on hand for the settlement. All rights of the holders with respect to the Series B Preferred Stock terminated upon conversion. We will no longer be required to pay the Series B Preferred Stock dividends which totaled approximately $15 million per annum.

Our Board of Directors approved our current share repurchase program in November 2015. The program expires in November 2017 and authorizes the purchase of up to $100 million of our common and preferred stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the nine months ended December 31, 2016, we did not purchase any shares of our common or preferred stock. As of December 31, 2016, approximately 25.3 million shares of our common stock were outstanding, and our available authorization under our current share repurchase program was $100 million. The previously discussed Series B Preferred Stock conversion did not affect availability under this program. As of January 13, 2017, no shares of our preferred stock were outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2016, the fair value of our outstanding interest rate swap agreements was an asset of about $0.9 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At December 31, 2016, we had no open hedge contracts for those purposes. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of about $1.2 million at December 31, 2016.

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

Net income for the nine months ended December 31, 2016, was $73.4 million, or $2.63 per diluted share, compared with $61.1 million, or $2.18 per diluted share for the same period last year.  Operating income for the nine months ended December 31, 2016, of $118.5 million increased by $17.3 million compared to the nine months ended December 31, 2015.  For the third fiscal quarter ended December 31, 2016, net income was $53.6 million, or $1.92 per diluted share, compared with net income for the prior year’s third quarter of $44.5 million, or $1.60 per diluted share. Operating income for the quarter ended December 31, 2016, increased by $14.0 million to $83.2 million compared to the three months ended December 31, 2015. Segment operating income for the nine months ended December 31, 2016, was $128.0 million, an increase of $25.3 million, and for the quarter ended December 31, 2016, was $87.9 million, an increase of $19.7 million, both compared to the same periods last fiscal year.  Those increases resulted from earnings improvements in all segments in the nine months ended December 31, 2016, and in the Other Regions and the Other Tobacco Operations segments, offset in part by a decline in the North America segment, in the three months ended December 31, 2016. Consolidated revenues increased by $104.8 million to $1.4 billion for the nine months ended December 31, 2016, and by $84.2 million to $668.8 million for the three months ended December 31, 2016, compared to the same periods in the prior year, mostly as a result of higher volumes.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

The Other Regions segment operating income increased by $8.7 million to $96.4 million for the nine months, and by $19.8 million to $81.1 million for the quarter ended December 31, 2016, compared to the same periods in the prior fiscal year.  Both periods benefited from strong third quarter results, including higher sales volumes, lower selling, general, and administrative expenses, and the receipt of distributions from unconsolidated subsidiaries received during the second fiscal quarter in the prior year. The third quarter volume increases were mainly driven by the Africa region, with higher shipments due in part to earlier shipment timing this year. Those volume improvements were partly offset by declines in South America, on lower volumes and higher factory unit costs as a result of the reduced buying program and fewer third-party processing volumes there this year. Asia results were down for the nine months on lower current crop sales despite stronger third quarter volumes. Selling, general, and administrative costs for the nine months ended December 31, 2016, were significantly lower, primarily from the reversal of value-added tax reserves, and favorable comparison to costs incurred in fiscal year 2016 to settle third party challenges to the property rights and valuation of land. Selling, general, and administrative expenses decreased slightly for the third fiscal quarter compared to the prior year from recoveries on customer receivables, partially offset by higher currency remeasurement and exchange losses. Revenues for the Other Regions segment for the nine months ended December 31, 2016, were down by $16.6 million to $992.6 million compared to the same period last year, as slightly higher volumes were more than offset by lower green prices and reduced processing revenue. For the third quarter of fiscal year 2017, revenues increased by $35.3 million to $496.0 million driven by the higher sales volumes, offset in part by lower overall green leaf prices, as well as the receipt of distributions from unconsolidated subsidiaries.

North America

North America segment operating income of $21.4 million for the nine months ended December 31, 2016, increased by $8.5 million, compared with the same period in the previous year, reflecting higher volumes. Segment operating income of $1.0 million for the third fiscal quarter of 2017 declined by $4.7 million compared with the prior year. Despite higher volumes, results for the quarter were hampered by reduced factory yields and inventory writedowns from weather-affected U.S. crops, a less favorable product mix, as well as negative comparisons from the timing of export sales in Guatemala and Mexico, which fell into the second fiscal quarter this year. Selling, general and administrative costs were relatively flat for both the three- and nine-month comparative periods. Segment revenues increased by $67.2 million to $246.7 million for the nine months and by $11.7 million to $93.2 million for the third quarter of fiscal year 2017, compared with the same periods in fiscal year 2016, on those higher volumes, partly offset by lower average green leaf prices and a less favorable product mix.

Other Tobacco Operations

The Other Tobacco Operations segment’s operating income increased by $8.1 million to $10.2 million for the nine months and by $4.7 million to $5.8 million for the third fiscal quarter ended December 31, 2016, compared with the same periods last fiscal year. In both periods, earnings improved for the dark tobacco operations on higher volumes, due in part to recovery in Indonesia where certain crops had been damaged by volcanic ash last year. Earnings for the oriental joint venture increased on a better sales mix for the nine months and higher volumes from some earlier shipment timing for the third fiscal quarter, as well as favorable comparisons to tax accruals in the prior year for both periods. For the nine months ended December 31, 2016, the special services group saw higher losses primarily for the new food ingredients business, compared with the prior year. Selling, general, and administrative costs for the segment were relatively flat for both the nine months and third fiscal quarter of the current year compared with the previous year. Revenues for the Other Tobacco Operations segment were up by $54.2 million to $181.9 million for the nine months, and by $37.2 million to $79.6 million for the third fiscal quarter ended December 31, 2016, mostly due to increased volumes and the timing of shipments of oriental tobaccos into the United States, as well as the higher volumes for the dark tobacco operations, compared to the same periods in the prior year.

Other Items

Cost of goods sold increased by about 9% to $1.1 billion for the nine months ended December 31, 2016, and by about 15% to $533.3 million for the third quarter of fiscal year 2017 compared with the same periods in fiscal year 2016. For both periods, the increase reflected higher leaf sales volumes. Selling, general, and administrative costs declined by $13.1 million in the nine months ended December 31, 2016, and by $2.0 million for the third fiscal quarter compared with the same periods in the prior fiscal year. In the nine months ended December 31, 2016, benefits were achieved from a combination of items, including a favorable comparison to costs incurred in the second quarter of fiscal year 2016 to settle third party challenges to the property rights and valuation of a large tract of forestry land, and the reversal in the second quarter of fiscal year 2017 of value-added tax reserves. In the third fiscal quarter of 2017, selling, general, and administrative expenses decreased on recoveries on customer receivables and lower compensation costs, partially offset by higher currency remeasurement and exchange losses, mainly in Africa and Europe.

The consolidated effective income tax rates were approximately 32% and 33% for the quarter and nine months ended December 31, 2016, respectively, and for the quarter and nine-month periods ended December 31, 2015, were approximately 32% and 29%, respectively.   Income taxes for those periods in both fiscal years were lower than the 35% federal statutory rate on a combination of lower net effective tax rates on income from certain foreign subsidiaries, and effects of changes in local currency exchange rates on deferred income tax balances.

Results for the nine months and third fiscal quarter ended December 31, 2016 included restructuring and impairment costs of $3.9 million ($0.09 per diluted share) and  $0.2 million ($0.00 per diluted share), respectively. Results for the nine months ended December 31, 2015, included restructuring and impairment costs of $2.4 million ($0.07 per diluted share) and a gain of $3.4 million on remeasuring the Company’s interest in a tobacco processing joint venture to fair value upon acquiring our partner’s 50% ownership in the third fiscal quarter ($0.10 for the nine months and $0.08 for the quarter per diluted share).

General Overview

We are pleased with the performance of our operations thus far this fiscal year, particularly in light of difficult supply conditions, including the weather-related crop reduction in Brazil. Despite these headwinds, we have been able to secure some additional sales which have helped to increase our volumes handled so far this fiscal year. In addition, our third fiscal quarter this year benefited from higher volumes mainly due to earlier shipping patterns than those of the prior year. We expect our volumes for the fourth quarter of fiscal year 2017 to be lower than those achieved in the fourth quarter of the prior year, given our reduced buying program in Brazil this fiscal year, and some earlier shipments from other origins. Last fiscal year’s fourth quarter volumes were exceptionally strong for us and included significant volumes from Brazil. However, we now believe our total lamina volumes for fiscal year 2017 will be only modestly lower than those volumes in fiscal year 2016.

Our cash flows from operations were strong for the nine months ended December 31, 2016, largely due to our reduced working capital requirements this fiscal year on fewer purchases in Brazil and earlier shipment timing in some origins. As a result, our cash balances have increased, and our seasonal borrowing requirements have decreased this fiscal year. In addition, our uncommitted inventory levels at December 31, 2016, remain within our target range and are approximately $8 million below our December 31, 2015 levels.

We continue to work to deliver value to our shareholders and maintain our strong capital structure, which had included 6.75% convertible preferred stock requiring dividend payments of about $15 million per annum. In December 2016, we received voluntary conversion requests for about half of the outstanding shares of preferred stock. We settled those requests by issuing approximately 2.5 million shares of common stock, which will be eligible for common dividends, for those shares of preferred stock . Subsequently, in our fourth fiscal quarter, we elected to exercise a mandatory conversion of the remaining outstanding shares of our preferred stock. This mandatory conversion was settled in cash rather than shares of common stock at a cost of approximately $178 million on January 31, 2017. By using cash on hand for the mandatory conversion instead of issuing shares of common stock, we believe that we increased the value of common shareholders’ investment in our Company while maintaining the strength of our balance sheet.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $52 million at December 31, 2016. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.5 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective. There were no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016 (the "2016 Annual Report on Form 10-K"). In evaluating our risks, readers should carefully consider the risk factors discussed in our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock or our Series B 6.75% convertible perpetual preferred stock during the three-month period ended December 31, 2016:

	Common Stock			Series B 6.75% Convertible Perpetual Preferred Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2016	—	$—	—	—	$—	—	$100,000,000
November 1-30, 2016	—	—	—	—	—	—	100,000,000
December 1-31, 2016	—	—	—	—	—	—	100,000,000
Total	—	$—	—	—	$—	—	$100,000,000

(1)
Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2015. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on November 15, 2017, or when we have exhausted the funds authorized for the program. The conversion of the shares of our Series B 6.75% Convertible Perpetual Preferred Stock did not affect our stock repurchase plan.

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2016 and 2015, (ii) the Consolidated Balance Sheets at December 31, 2016, December 31, 2015, and March 31, 2016, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 7, 2017	UNIVERSAL CORPORATION
(Registrant)

/s/ George C. Freeman, III
George C. Freeman, III, Chairman, President, and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2016 and 2015, (ii) the Consolidated Balance Sheets at December 31, 2016, December 31, 2015, and March 31, 2016, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith