Form 10-K
period 2017-03-31
UNIVERSAL CORP /VA/
filed 2017-05-26
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2017
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or a emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2016, the last day of the registrant's most recently completed second fiscal quarter, was approximately $1.3 billion.
As of May 19, 2017, the total number of shares of common stock outstanding was 25,274,506.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the 2017 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

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
Overview
We are the leading global leaf tobacco supplier. We operate in over 30 countries on five continents and procure, finance, process, pack, store and ship leaf tobacco and other agri-products. Tobacco has been our principal focus since our founding in 1918. The largest portion of our business involves procuring and processing flue-cured and burley leaf tobacco for manufacturers of consumer tobacco products. We do not manufacture any consumer products. Rather, we support consumer product manufacturers by selling them processed raw products and performing related services for them. Our reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco- and non-tobacco-related services. We generated approximately $2.1 billion in consolidated revenues and earned $188.5 million in total segment operating income in fiscal year 2017. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

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
In addition to our leaf tobacco business, we are involved in other smaller-scale agribusiness opportunities. We participate in a joint venture that supplies liquid nicotine, manufactured in the United States, to the vapor products industry. We also have businesses that test and analyze tobacco products, produce high-quality dehydrated and juiced fruit and vegetable products, and recycle waste materials from tobacco production. When looking at new opportunities, we seek prospects where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base.
With respect to our leaf tobacco business, we generate our revenues from product sales of processed, packed tobacco that we source, from processing fees for tobacco owned by third parties, and from fees for other services. Sales to our six largest customers, with whom we have longstanding relationships, have accounted for more than two-thirds of our consolidated revenues for each of the past three fiscal years.  Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2017, our flue-cured and burley operations accounted for 89% of our revenues and 95% of our segment operating income.
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
We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world. Africa, Brazil, and the United States produce approximately two-thirds of the flue-cured and burley tobacco grown outside of China. We estimate that we have historically handled, through leaf sales or processing, between 30% and 40% of the annual production of such tobaccos in both Africa and the United States and between 15% and 25% in Brazil. These percentages can change from year to year based on the size, price, and quality of the crops. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in Socotab, L.L.C., a leading supplier of oriental tobaccos. In addition, we maintain a presence, and in certain cases, a leading presence, in all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position. The efficiencies that we offer our customers, due to our established network of operational expertise and infrastructure on the ground and our ability to market most styles and grades of leaf to a diverse customer base, are also key to our success.
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
In the majority of the countries where we operate, we contract directly with tobacco farmers or tobacco farmer cooperatives. In most countries outside the United States, we advance seed or seedlings, fertilizer, and other agricultural inputs to farmers. These advances are repaid by farmers with the tobacco they produce. We are dedicated to promoting a sustainable farmer base and provide our farmers with agronomy support. Our Good Agricultural Practices programs educate farmers in such matters as the reduction of non-tobacco related materials, product traceability, environmental sustainability, agricultural labor standards, and social responsibility. In Malawi and Zimbabwe, we also purchase some tobacco under auction systems.
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
We normally operate each of our processing plants for seven to nine months of the year. During this period for each region, inventories of green tobacco, inventories of processed tobacco, and trade accounts receivable normally reach peak levels in succession. We normally finance this expansion of current assets with cash, short-term borrowings from banks, and customer advances, and these funding sources normally reach their peak usage in each region during its respective purchasing or processing period. Our balance sheet at our fiscal year end reflects seasonal expansions in working capital in South America and Central America. Our financial performance is also impacted by the seasonality of our business. Due to global tobacco growing cycles, as well as customer shipment preferences, we typically ship a larger portion of our volumes in the second half of our fiscal year. Changes in customer shipment schedules or changes in crop timing in a season can shift recognition of revenue in a given fiscal year or between fiscal years.
Customers
A material part of our business is dependent upon a few customers. Our six largest customers are Altria Group Inc., British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International, Inc.   In the aggregate, these customers have accounted for more than two-thirds of our consolidated revenues for each of the past three fiscal years.  For the fiscal year ended March 31, 2017, each of British American Tobacco plc, Imperial Brands plc, and Philip Morris International, Inc., including their respective affiliates, accounted for 10% or more of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have longstanding relationships with all of these customers.
We had commitments from customers for approximately $450 million of the tobacco in our inventories at March 31, 2017. Based upon historical experience, we expect that at least 90% of such orders will be delivered during fiscal year 2018. Most of our product requires shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.

As more fully described in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we recognize revenue from the sale of tobacco when title and risk of loss is transferred to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, including the United States, Italy, Tanzania, Poland, and Brazil, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.
Competition
Competition among leaf tobacco suppliers is based on the ability to meet customer specifications in the growing, buying, processing, and financing of tobacco, and on the prices charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy and sell the available tobacco. Our principal competitor is Alliance One International, Inc. (“Alliance One”). Alliance One operates in many of the countries where we operate. We consider ourselves and Alliance One to be the only global leaf suppliers based on our worldwide scope of operations. Most of our major customers are partially vertically integrated, and thus also compete with us for the purchase of leaf tobacco in several of the major markets.
In most major markets, smaller competitors are very active. These competitors typically have lower overhead requirements and provide less support to customers and farmers. Due to their lower cost structures, they can often offer a price on products that is lower than our price. However, we believe that we provide quality controls and farm programs that add value for our customers in an increasingly regulated world and make our products highly desirable. Our Good Agricultural Practices support an approach to farming that is focused on sustainability, employing sound field production and labor management practices that meet our customers’ needs, promote farmer profitability, and reflect environmental sensitivity. We provide comprehensive training, technical support in the field, and crop analytics through ongoing research and development. We believe that our major customers increasingly require these services and that our programs increase the quality and value of the products and services we offer. We also believe that our customers value the security of supply that we are able to provide due to our strong relationships with our farmer base and our global footprint.
Reportable Segments
We evaluate the performance of our leaf tobacco business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and burley leaf tobacco operations for supply to cigarette manufacturers. Our Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and our Oriental business supplies oriental tobacco to cigarette manufacturers. Our Special Services group provides laboratory services, including physical and chemical product testing, electronic nicotine delivery system and e-liquid testing, and smoke testing for customers. Our liquid nicotine joint venture and our fruit and vegetable ingredients business are also included in the Special Services group.
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
Financial Information about Segments
Our North America and Other Regions reportable segments, which represent our flue-cured and burley tobacco operations, accounted for 20% and 69% of our revenues and 19% and 76% of our segment operating income, respectively, in fiscal year 2017. Our Other Tobacco Operations reportable segment accounted for 11% of our revenues and 5% of our segment operating income in fiscal year 2017. Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years, along with segment assets for each reportable segment at March 31, 2017, 2016, and 2015, are set forth in Note 14 to the consolidated financial statements, which are included in Item 8 of this Annual Report. Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 14 to the consolidated financial statements.

C.	Employees
We employed over 24,000 employees throughout the world during the fiscal year ended March 31, 2017. We estimated this figure because the majority of our personnel are seasonal employees.

D.	Research and Development
We did not expend material amounts for research and development during the fiscal years ended March 31, 2017, 2016, or 2015.

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
As a leaf tobacco supplier, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for leaf tobacco, which is based upon customers’ expectations of their future requirements, can change from time to time depending upon factors affecting the demand for their products. Our customers’ expectations and their demand for leaf tobacco are influenced by a number of factors, including:

•	trends in the global consumption of cigarettes,

•	trends in consumption of cigars and other tobacco products,

•	trends in consumption of alternative tobacco products, such as electronic nicotine delivery systems and non-combustible products,

•	levels of competition among our customers, and

•	regulatory and governmental factors.
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
We may be adversely impacted if our information technology systems fail to perform adequately, including with respect to cybersecurity issues.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems (including those provided to us by third parties) to perform as we anticipate could disrupt our business and affect our results of operations.
In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of confidential data), and viruses. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation, or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees.

Regulatory and Governmental Factors
Government efforts to regulate the production and consumption of tobacco products could have a significant impact on the businesses of our customers, which would, in turn, affect our results of operations.
About 5% of cigarettes manufactured worldwide are consumed in the United States. Nationally, the U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for our products and services. These activities have included:

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
The WHO, through the FCTC, created a formal study group in 2007 to identify and assess crop diversification initiatives and alternatives to growing leaf tobacco in countries whose economies depend upon tobacco production. If certain countries were to partner with the FCTC study group and seek to eliminate or significantly reduce leaf tobacco production, we could encounter difficulty in sourcing leaf tobacco to fill customer requirements, which could have an adverse effect on our results of operations.
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
Trade proposals have included provisions that could effectively allow governments to regulate tobacco products differently than other products. These “carve outs” could negatively impact the industry and reduce requirements for leaf tobacco.
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
In addition, there have been recent public announcements by members of the U.S. Congress and President Trump and his administration regarding their plans to make substantial changes in the taxation of U.S. companies and their foreign operations, including the possible implementation of a border tax, tariff or increase in customs duties on products manufactured outside of, and imported into, the United States, as well as the renegotiation of U.S. trade agreements, including the North American Free Trade Agreement. In the event such taxes, tariffs, increased customs duties or other measures are implemented, they could have a materially adverse effect on our business, financial condition and results of operations. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.
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
We account for most of our tobacco operations using the U.S. dollar as the functional currency. The international tobacco trade generally is conducted in U.S. dollars, and we finance most of our tobacco operations in U.S. dollars. Although this generally limits foreign exchange risk to the economic risk that is related to leaf purchase and production costs, overhead, and income taxes in the source country, significant currency movements could materially impact our results of operations. Changes in exchange rates can make a particular crop more or less expensive in U.S. dollar terms. If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market. This could negatively affect the profitability of that crop and our results of operations. In tobacco markets that are primarily domestic, such as Eastern Europe and the Philippines, the local currency is the functional currency. In addition, the local currency is the functional currency in other markets, such as Western Europe, where export sales have been denominated primarily in local currencies. In these markets, reported earnings are affected by the translation of the local currency into the U.S. dollar. See Item 7A, “Qualitative and Quantitative Disclosure About Market Risk” for additional discussion related to foreign currency exchange risk.
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
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2017 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefit plans” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2017, the projected benefit obligation of our qualified U.S. pension plan was $223 million and plan assets were $207 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 10 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
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
In addition to our significant properties listed above, we own other processing facilities in the following countries: Germany, Guatemala, Italy, the Netherlands, Poland, and the United States. In addition, we have an ownership interest in a processing plant in Mexico and have access to processing facilities in other areas, such as India, the People’s Republic of China, and South Africa. Socotab L.L.C., an oriental tobacco joint venture in which we own a noncontrolling interest, owns tobacco processing plants in Turkey, Macedonia, and Bulgaria.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2017
Cash dividends declared	$0.53	$0.53	$0.54	$0.54
Market price range:
High	57.75	61.69	64.20	83.35
Low	52.26	55.29	52.40	63.30
Fiscal Year Ended March 31, 2016
Cash dividends declared	$0.52	$0.52	$0.53	$0.53
Market price range:
High	57.76	58.41	57.72	57.27
Low	46.80	46.98	49.70	51.49
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2017. At May 19, 2017, there were 1,126 holders of record of our common stock. See Notes 5 and 11 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
As indicated in the following table, we did not repurchase shares of our common stock or our Series B 6.75% Convertible Perpetual Preferred Stock during the three-month period ended March 31, 2017.

	Common Stock			Series B 6.75% Convertible Perpetual Preferred Stock (4)
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2017	—	$—	—	—	$—	—	$100,000,000
February 1-28, 2017	—	—	—	—	—	—	100,000,000
March 1-31, 2017	—	—	—	—	—	—	100,000,000
Total	—	$—	—	—	$—	—	$100,000,000

(1)
Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2015. This stock repurchase plan authorizes the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors, and will expire on the earlier of November 15, 2017, or when we have exhausted the funds authorized for the program. The conversion of the remaining shares of our Series B 6.75% Convertible Perpetual Preferred Stock did not affect our stock repurchase plan.

(4)
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

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,071,218	$2,120,373	$2,271,801	$2,542,115	$2,461,699
Operating income	$178,351	$181,647	$167,874	$246,151	$223,009
Segment operating income (1)	$188,484	$186,068	$167,225	$175,175	$232,757
Net income	$112,506	$118,148	$120,461	$155,155	$140,919
Net income attributable to Universal Corporation (2)	$106,304	$109,016	$114,608	$149,009	$132,750
Earnings available to Universal Corporation common shareholders	$20,890	$94,268	$99,748	$134,159	$117,900
Return on beginning common shareholders’ equity	1.7%	8.2%	8.6%	12.8%	12.1%
Earnings per share attributable to Universal Corporation common shareholders:
Basic	$0.89	$4.16	$4.33	$5.77	$5.05
Diluted	$0.88	$3.92	$4.06	$5.25	$4.66

Financial Position at Year End
Current ratio	5.83	6.65	5.96	3.66	2.77
Total assets	$2,123,405	$2,231,177	$2,186,476	$2,264,401	$2,285,987
Long-term debt	$368,733	$368,380	$368,027	$239,508	$180,060
Working capital	$1,293,403	$1,392,276	$1,329,770	$1,200,023	$1,094,764
Total Universal Corporation shareholders’ equity	$1,286,489	$1,414,222	$1,378,230	$1,378,230	$1,258,571

General
Ratio of earnings to fixed charges	10.25	10.22	8.46	10.73	8.87
Ratio of earnings to combined fixed charges and preference dividends	5.30	4.59	4.05	5.49	4.69
Number of common shareholders	1,131	1,182	1,225	1,295	1,354
Weighted average common shares outstanding:
Basic	23,433,860	22,683,290	23,035,920	23,238,978	23,354,793
Diluted	23,770,088	27,825,491	28,221,264	28,392,033	28,478,058
Dividends per share of convertible perpetual preferred stock (annual)	$50.63	$67.50	$67.50	$67.50	$67.50
Dividends per share of common stock (annual)	$2.14	$2.10	$2.06	$2.02	$1.98
Book value per common share	$50.90	$52.94	$50.95	$50.19	$44.79
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

The calculations of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preference dividends are shown in Exhibit 12. Fixed charges primarily represent interest expense we incurred during the designated fiscal year, and preference dividends represent the pretax equivalent of dividends on preferred stock.
Significant items included in the operating results in the above table are as follows:

•
Fiscal Year 2017 – $4.4 million restructuring and impairment costs, primarily related to our decision to close our tobacco processing facility in Hungary. We are now processing tobaccos sourced from Hungary in our facilities in Italy. The restructuring and impairment costs reduced net income by $2.8 million, or $0.10 per diluted share. In addition, all 218,490 outstanding shares of our Series B 6.75% Convertible Perpetual Preferred Stock were converted during the third and fourth quarters. Of the total shares converted, 107,418 shares were converted for cash, resulting in a reduction of retained earnings of approximately $74.4 million for the excess of the conversion cost over the carrying value of the shares. The reduction in retained earnings resulted in a corresponding one-time reduction of earnings available to common shareholders for purposes of determining the amounts reported for basic and diluted earnings per share for the year. The reduction in earnings available to common shareholders decreased diluted earnings per share by $2.99.

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

•
Fiscal Year 2013 – $4.1 million in restructuring costs, primarily related to workforce reductions in Africa. The effect of those charges was a reduction in net income of $1.8 million, or $0.06 per diluted share.

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
OVERVIEW
We are the leading global leaf tobacco supplier. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We hold a strategic position in the world leaf markets where we work closely with both our customers and farmers to ensure that we deliver a compliant product that meets our customers' needs while promoting a strong supplier base. We adapt to meet changes in customer requirements as well as broader changes in the leaf markets, while continuing to provide the stability of supply and high level of service that distinguishes us in the marketplace. We believe that we have successfully met the needs of both our customers and suppliers while adapting to changes in leaf markets. Over the last three fiscal years, we have generated over $660 million in net cash flow from operations, invested over $145 million in our businesses, settled the mandatory conversion of our Series B 6.75% Convertible Perpetual Preferred Stock ("Series B Preferred Stock") for about $178 million in cash, and returned over $210 million to our shareholders through a combination of dividends and share repurchases.
We have also faced challenging market conditions over the last three fiscal years. In fiscal year 2015, declines in some of our customers’ sales volumes in the U.S. and Western European markets, partially due to weak economic conditions, reduced demand for leaf tobacco. At the same time, crops sold in fiscal year 2015 were larger than those sold in fiscal year 2014. Given fiscal year 2015’s oversupplied market conditions, we were pleased with the results we achieved. We ended the year with strong fourth quarter results, which helped to bring our segment operating earnings for the fiscal year in line with our expectations. We also realized higher margins and maintained our solid financial position. We believe that our performance that year demonstrated our ability to execute well on our objective of delivering a compliant product in an efficient manner to our customers, under challenging circumstances.
We achieved improved results in fiscal year 2016, after managing through a second year of oversupplied market conditions. As anticipated, we ended the year with strong fourth quarter volumes, primarily driven by later timing of customer shipping orders in Brazil and Asia, and the positive change in leaf supply arrangements in our North America segment. We also achieved modest growth in overall volumes for the full fiscal year and improved our margins, and our selling, general, and administrative costs were lower. Our inventories continued to be well-managed, and uncommitted stocks declined from fiscal year 2015’s level, in line with our target.
We delivered solid results again in fiscal year 2017 despite supply headwinds, most notably from the weather-reduced crop sizes in Brazil and ongoing challenging market conditions in Tanzania. Although we had anticipated ending the year with slightly lower volumes, earlier shipment timing as well as attractive green prices in some origins resulting in some additional purchases by our customers boosted shipments later in our fiscal year, allowing us to improve our market share and achieve lamina sales volumes that were slightly above those of the prior fiscal year.
Our segment operating income for the 2017 fiscal year was also improved, primarily attributable to a reduction in selling, general, and administrative costs and earlier receipt of distributions from unconsolidated subsidiaries. We believe that our success reflects our continuing efforts to bring efficiencies to the leaf tobacco supply chain. Through the hard work of our dedicated employees around the world, we have been able to expand services that we provide our customers and, despite continuing slow decline in demand for consumer tobacco products, maintain our volumes handled.
We also maintained our strong balance sheet in fiscal year 2017, and our lower working capital requirements from smaller crops and prudent buying programs helped us to retain the necessary cash reserves to support our working capital needs in fiscal year 2018. In addition, in fiscal year 2017, we continued our focus on providing returns to our shareholders through completion of the conversion of our preferred stock, increasing the common dividend rate, and returning more than $60 million in dividends.
As we move into fiscal year 2018, we are forecasting that global flue-cured tobacco production outside of China will increase by about 9%, largely from the recovery of the Brazilian crop due to better weather conditions there, and that burley tobacco production will decrease by approximately 8%, primarily due to reductions in Africa. Although it is too early to determine whether the additional purchases by customers in fiscal year 2017 may impact their requirements in fiscal year 2018, we continue to strive to be our customers’ supplier of choice, providing them compliant products and quality services at a competitive price.

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
Fiscal Year Ended March 31, 2017, Compared to the Fiscal Year Ended March 31, 2016
Net income for the fiscal year ended March 31, 2017, was $106.3 million, or $0.88 per diluted share, compared with fiscal year 2016’s net income of $109.0 million, or $3.92 per diluted share. The fiscal year 2017 results included a one-time reduction of earnings available to common shareholders of $74.4 million, or $2.99 per diluted share, for purposes of determining the amounts reported for basic and diluted earnings per share, from the conversion for cash of the remaining outstanding shares of our Series B 6.75% Convertible Perpetual Preferred Stock under the mandatory conversion in January 2017. That one-time reduction and certain other non-recurring items are detailed in Other Items below. Excluding those items, diluted earnings per share for the fiscal year of $3.97 increased $0.07 compared to the same period last year. Operating income of $178.4 million for the fiscal year ended March 31, 2017, was down $3.3 million compared to the fiscal year ended March 31, 2016.  Segment operating income, which excludes non-recurring items, was $188.5 million for fiscal year 2017, an increase of $2.4 million from the prior year, primarily attributable to improved results for the North America segment, partly offset by a decline for the Other Tobacco Operations segment. Revenues of $2.1 billion for fiscal year 2017 were relatively flat compared with the previous year, as the slightly higher volumes and a benefit from earlier receipt of distributions from unconsolidated subsidiaries were offset by lower green leaf costs and lower processing revenues.
Flue-cured and Burley Leaf Tobacco Operations
Other Regions
Operating income for the Other Regions segment for the fiscal year ended March 31, 2017, of $143.3 million, was nearly flat, down only $0.3 million compared to $143.6 million in the previous fiscal year. Total volumes for the segment declined, but overall margins improved, benefitting from lower selling, general, and administrative expenses and timing of receipt of distributions from unconsolidated subsidiaries. Africa volumes were slightly lower, reflecting challenging market conditions in Tanzania which offset volume improvements in other origins. South America’s results were down, continuing the trend noted throughout the fiscal year from lower volumes and higher factory unit costs as a result of the reduced buying program and lower third-party processing volumes there this year. Selling, general, and administrative expenses for the segment were down significantly for the fiscal year on several items, including the favorable comparison to costs incurred in fiscal year 2016 to settle challenges regarding property rights and valuation of forestry land in South America, the reversal of value-added tax reserves, lower net foreign currency and exchange remeasurement losses, and a reduction in provisions for supplier advances compared to the previous fiscal year. Revenues for the segment were down about $116.0 million to $1.4 billion, on the lower sales volumes at lower average green leaf prices and lower processing revenues, offset in part by increased distributions from unconsolidated subsidiaries.
North America
Operating income for the North America segment was $35.2 million for the fiscal year ended March 31, 2017, up $4.0 million compared with the previous year. Earnings improvements were driven mainly by higher sales volumes, partially due to earlier timing of current crop shipments in fiscal 2017. However, margins for the year were lower from a less favorable product mix, as well as reduced factory yields on weather affected U.S. crops. Fiscal year 2017 revenues for the segment increased by $54.6 million to $416.4 million compared to the previous fiscal year, on those higher sales volumes, at lower green leaf prices, and a less favorable product mix.
Other Tobacco Operations
For the fiscal year ended March 31, 2017, the Other Tobacco Operations segment operating income decreased by $1.3 million to $10.0 million compared with the same period last year. Earnings improved modestly for the dark tobacco operations as higher domestic volumes were largely offset by a less favorable sales mix and higher inventory write-downs this year. Results from the oriental joint venture also improved for the period mainly on favorable comparisons due to tax accruals in the prior year. Those improvements were outweighed by higher losses in the special services group, primarily for the new food ingredients business. Higher selling, general, and administrative costs for the segment also contributed to the declines. Revenues for the segment were up by $12.2 million to $231.8 million for the year ended March 31, 2017, mostly due to increased volumes from the timing of shipments of oriental tobaccos into the United States compared to the previous year.

Other Items
Cost of goods sold decreased by about 2% to $1.7 billion for the fiscal year ended March 31, 2017. The decline was consistent with a comparable percentage decline in revenues, mostly as a result of lower green leaf prices. Selling, general, and administrative costs decreased by $14.7 million, or 6%, for the fiscal year ended March 31, 2017, compared with the prior fiscal year. The decline in fiscal year 2017 was mainly due to the favorable comparison to costs incurred in fiscal year 2016 to settle challenges regarding property rights and valuation of forestry land in South America, the reversal of value-added tax reserves, and lower net foreign currency and exchange remeasurement losses compared to the previous fiscal year.
The consolidated effective income tax rates were approximately 34% and 32% for the fiscal years ended March 31, 2017 and 2016, respectively.  Income taxes in both fiscal years were lower than the 35% federal statutory rate on a combination of lower net effective tax rates on income from certain foreign subsidiaries, and effects of changes in local currency exchange rates on deferred income tax balances, mainly in Brazil.
In December 2016, 111,072 shares of the Series B 6.75% Convertible Perpetual Preferred Stock were converted into approximately 2.5 million shares of our common stock. In January 2017, we announced a mandatory conversion of all 107,418 remaining outstanding shares of the preferred stock after meeting the requirements to initiate the mandatory conversion under the original terms of the preferred shares.  We chose to satisfy the conversion obligation for the mandatory conversion in cash.  Although the conversions of the preferred stock into common stock or for cash did not impact net income, the shares converted for cash under the mandatory conversion in January 2017 resulted in a one-time reduction of retained earnings of approximately $74.4 million during the quarter ended March 31, 2017, representing the excess of the conversion cost over the carrying value of those shares.  The reduction in retained earnings resulted in a corresponding one-time reduction of earnings available to common shareholders for the fiscal year ending March 31, 2017 for purposes of determining the amounts reported for basic and diluted earnings per share. The effect of the mandatory conversion on diluted earnings per share for the fiscal year ended March 31, 2017, was ($2.99).
Results for the year ended March 31, 2017, also included restructuring and impairment costs of $4.4 million ($0.10 per diluted share). Results for the year ended March 31, 2016, included restructuring and impairment costs of $2.4 million ($0.06 per diluted share) and a gain of $3.4 million ($0.08 per diluted share) on remeasuring our interest in a tobacco processing joint venture to fair value upon acquiring our partner’s 50% ownership in the third fiscal quarter.
Fiscal Year Ended March 31, 2016, Compared to the Fiscal Year Ended March 31, 2015
Net income for the fiscal year ended March 31, 2016, was $109.0 million, or $3.92 per diluted share, compared with net income for the fiscal year ended March 31, 2015, of $114.6 million, or $4.06 per diluted share. Those results included certain non-recurring items, detailed in Other Items below, which increased diluted earnings per share by $0.02 and $0.46 for the years ended March 31, 2016 and 2015, respectively. Excluding those items in both years, net income for fiscal year 2016 increased $6.8 million ($0.30 per diluted share) compared to the same period in fiscal year 2015. Segment operating income, which excludes those items, was $186.1 million for fiscal year 2016, an increase of $18.8 million, or 11%, from fiscal year 2015. That improvement was primarily attributable to a reduction in selling, general, and administrative costs, as well as improved gross margins on fiscal year 2016’s modestly higher sales volumes. Revenues of $2.1 billion for fiscal year 2016 declined 7% compared with fiscal year 2015, driven mainly by lower green leaf costs and lower processing revenues, partly mitigated by the increase in volumes.
Flue-cured and Burley Leaf Tobacco Operations
Other Regions
Operating income for the Other Regions segment for the fiscal year ended March 31, 2016, was $143.6 million, up 14% compared to $125.8 million for the fiscal year ended March 31, 2015. Better margins, fewer inventory write-downs, and lower selling, general, and administrative expenses drove the earnings improvement. These positive factors outweighed lower margins in Europe and the currency translation effects of a stronger U.S. dollar which negatively impacted results from that region. Strong volumes in most regions were offset by declines in Africa on smaller crop sizes in some origins compared to fiscal year 2015. Selling, general, and administrative expenses for the segment were down significantly for the fiscal year ended March 31, 2016, largely on reductions in local currency-denominated expenses from devaluation of foreign currencies, mainly in South America and Africa, and lower incentive compensation costs. Revenues for the segment were down about 12% to $1.5 billion, driven mostly by lower average green leaf prices and the modestly reduced volumes.

North America
Operating income for the North America segment for the fiscal year ended March 31, 2016, of $31.1 million was flat compared with the fiscal year ended March 31, 2015. Earnings improvements from sales volume increases, due in part to old crop sales in the first fiscal quarter of fiscal year 2016, and the previously announced change in business with Philip Morris International, Inc. in the United States from a toll processing model to sales of processed tobacco, were offset by lower margins and lower earnings from Guatemala and Mexico. In addition, processing volumes declined significantly compared with fiscal year 2015 as a result of that change in business, and a portion of crop volumes sold under this new arrangement carried over as shipments in fiscal year 2017. Fiscal year 2016 revenues for the segment increased by 19% to $361.8 million compared to fiscal year 2015, on higher sales volumes at lower green leaf prices, a less favorable product mix, and lower processing revenues.
Other Tobacco Operations
For the fiscal year ended March 31, 2016, the Other Tobacco Operations segment operating income increased by $1.0 million to $11.3 million compared with the fiscal year ended March 31, 2015. Earnings were up significantly for the dark tobacco operations on higher volumes, better margins, and lower selling, general, and administrative costs. That improvement was partly offset by lower results from the oriental joint venture as benefits from improved margins and lower overhead costs were outweighed by higher currency remeasurement losses and tax accruals. The special services group incurred losses for fiscal year 2016, mainly from startup and production testing costs for the new food ingredients business. Revenues for the segment were down by $7.4 million to $219.6 million for the fiscal year ended March 31, 2016, as the higher volumes for the dark tobacco operations were more than offset by reduced volumes at lower prices from the timing of shipments of oriental tobaccos into the United States compared to the fiscal year ended March 31, 2015.
Other Items
Cost of goods sold decreased by about 8% to $1.7 billion for the fiscal year ended March 31, 2016, primarily due to lower green leaf prices and the effects of local-currency devaluations on factory costs compared with the fiscal year ended March 31, 2015. Selling, general, and administrative costs decreased by $23.5 million for the fiscal year ended March 31, 2016, compared with the fiscal year ended March 31, 2015. The decline for fiscal year 2016 was mainly driven by reductions in local currency-denominated expenses from devaluation of foreign currencies in South America and Africa, and lower incentive compensation costs, reduced in part by higher net currency and exchange losses in Asia, as well as costs to settle challenges regarding property rights and valuation in South America.
Interest expense of $15.7 million for the fiscal year ended March 31, 2016, declined by about 8% compared to the fiscal year ended March 31, 2015. The reduction was mostly due to lower average short-term borrowings for seasonal working capital, offset in part by higher effective interest rates on long-term bank loans from fixed interest rate swaps entered on those loans in the fourth quarter of fiscal 2015. The consolidated effective tax rate for the fiscal year ended March 31, 2016, was approximately 32% compared to about 24% for the fiscal year ended March 31, 2015. Income taxes for fiscal year 2015 were reduced by a non-recurring benefit of $8.0 million arising from the partial payment of the European Commission fine by our Italian subsidiary in June 2014. In both fiscal year 2016 and 2015, the decrease from the 35% U.S. statutory rate was also influenced by lower net effective tax rates on income from certain foreign subsidiaries, as well as the effects of changes in local currency exchange rates on deferred income tax balances.
Results for the year ended March 31, 2016, included restructuring and impairment costs of $2.4 million ($0.06 per diluted share) and a gain of $3.4 million ($0.08 per diluted share) on remeasuring our interest in a tobacco processing joint venture to fair value upon acquiring our partner’s 50% ownership in the third fiscal quarter. Results for the year ended March 31, 2015, included an income tax benefit of $8.0 million ($0.28 per diluted share) arising from a subsidiary’s payment of a portion of a fine, restructuring costs of $4.9 million ($0.11 per diluted share), and a gain of $12.7 million ($0.29 per diluted share), from updated projections related to the favorable outcome in fiscal year 2014 of litigation in Brazil regarding previous years’ excise tax credits.
Accounting Pronouncements
See "Accounting Pronouncements" in Note 1 to the consolidated financial statements in Item 8 of this Annual Report for a discussion of recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that will become effective and be adopted by the Company in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our working capital requirements in fiscal year 2017 were lower than those in fiscal year 2016 due in part to reduced purchase volumes in Brazil. Our buying program in Brazil was reduced in fiscal year 2017 due to the smaller size of the Brazilian crop, largely from El Nino weather patterns, and unsustainable green leaf prices. Similar to last year, our shipments were heavily weighted to the second half of the fiscal year. In fiscal year 2017, we generated $250.3 million in cash flows from our operating activities, and our liquidity was sufficient to meet our needs, including the $178.4 million cash settlement of the mandatory conversion of the remainder of our Series B 6.75% Convertible Perpetual Preferred Stock ("Series B Preferred Stock") in the fourth fiscal quarter. We also continued our conservative financial policies, maintained our discipline on using our free cash flow, and returned funds to shareholders.
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
We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing crops in South America and Africa and can increase from March to September by more than $300 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we expect to spend around $35 to $45 million during fiscal year 2018 for capital expenditures to maintain our facilities and invest in opportunities to grow and improve our businesses. We also expect to provide about $8 million in funding to our pension plans. We have no long-term debt maturing before fiscal year 2020. After balancing our capital structure, any excess cash flow from operations after dividends and capital expenditures will be available to fund expansion, purchase our stock, or otherwise enhance shareholder value.
Cash Flow
Our operations generated about $250.3 million in operating cash flows in fiscal year 2017. That amount was about $63.8 million higher than the $186.5 million we generated in fiscal year 2016, largely due to lower working capital requirements in fiscal year 2017 on the reduced purchase volumes in Brazil, as well as earlier shipment timing in North America and increased trade payables and accrued expenses in Brazil and Africa. During the fiscal year ended March 31, 2017, we spent $35.6 million on capital projects, settled the mandatory conversion of our Series B Preferred Stock for $178.4 million in cash, and returned $60.9 million to shareholders in the form of dividends. At March 31, 2017, cash balances totaled $284.0 million.
Working Capital
Working capital at March 31, 2017, was about $1.3 billion, down $98.9 million from last year's level of about $1.4 billion, largely due to reduced purchase volumes in Brazil, earlier shipment timing in North America, and increased trade payables and accrued expenses in Brazil and Africa in fiscal year 2017 compared to fiscal year 2016. Tobacco inventories of $565.9 million at March 31, 2017, were down $71.2 million compared to inventory levels at the end of the prior fiscal year, largely on the lower purchase volumes and earlier shipments. We usually finance inventory with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories decreased by approximately $4.6 million to $116.2 million, or about 21% of tobacco inventory, at March 31, 2017. Uncommitted inventories at March 31, 2016, were $120.8 million, which represented 19% of tobacco inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Share Activity
During December 2016, holders of 111,072 shares of our Series B Preferred Stock voluntarily exercised their conversion rights. These shares were converted into 2,487,118 shares of our common stock. In January 2017, we exercised our option to mandatorily convert all remaining outstanding shares of our Series B Preferred Stock and elected to settle our conversion obligation in cash. Holders of the Series B Preferred Stock received the product of the conversion rate, 22.4306, and the average volume weighted average price of Universal’s common stock during the cash settlement averaging period for each share of Series B Preferred Stock converted. The cash settlement occurred on January 31, 2017, and totaled approximately $178.4 million on the 107,418 shares of Series B Preferred Stock converted. We used cash on hand for the settlement. All rights of the holders with respect to the Series B Preferred Stock terminated upon conversion. The Series B Preferred Stock dividends, totaling approximately $15 million per annum, are no longer paid.
Our Board of Directors approved our current share repurchase program in November 2015. The program expires in November 2017, authorizes the purchase of up to $100 million of our common and preferred stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During fiscal year 2017, we did not purchase any shares of our common or preferred stock under this program. At March 31, 2017, our available authorization under our current share repurchase program was $100 million, and approximately 25.3 million common shares were outstanding.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During fiscal years 2017 and 2016, we invested $35.6 million and $47.2 million, respectively, in our property, plant, and equipment. Depreciation expense was approximately $35.9 million and $36.8 million, respectively, in fiscal years 2017 and 2016. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $35 to $45 million in fiscal year 2018 on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.
Outstanding Debt and Other Financing Arrangements
We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by $23.3 million to $154.9 million during the fiscal year ended March 31, 2017. The increase primarily reflects lower cash balances due mainly to the cash settlement of our Series B Preferred Stock mandatory conversion in the fourth fiscal quarter. Net debt as a percentage of net capitalization was approximately 11% at March 31, 2017, up from 9% at March 31, 2016, and it remains lower than our target limit for peak borrowings of 30% to 40% of net capitalization.
As of March 31, 2017, we had $430 million available under a committed revolving credit facility that will mature in December 2019, and we, together with our consolidated affiliates, had approximately $307 million in uncommitted lines of credit, of which approximately $248 million were unused and available to support seasonal working capital needs. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. As of March 31, 2017, we were in compliance with all covenants of our debt agreements. We also have an active, undenominated universal shelf registration filed with the SEC in November 2014 that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2018.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Currently, we have interest rate swap agreements that convert the variable benchmark LIBOR rate on our two outstanding term loans to fixed rates. With the swap agreements in place, the effective interest rates on our $150 million five-year term loan and $220 million seven-year term loan were 2.94% and 3.48%, respectively, as of March 31, 2017. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2017, the fair value of our open interest rate hedge swaps was a net asset of approximately $2 million.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2017, the fair value of those open contracts was an immaterial net asset. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $0.8 million at March 31, 2017. For additional information, see Note 8 to the consolidated financial statements in Item 8.
Pension Funding
Funds supporting our ERISA-regulated U.S. defined benefit pension plan increased by $10 million during fiscal year 2016 to $207 million, as contributions and asset returns exceeded benefit payments. The accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were both approximately $223 million as of March 31, 2017. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 10 to the consolidated financial statements in Item 8. We expect to make contributions of about $8 million to our pension plans, including $6 million to our ERISA-regulated plan, during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Contractual Obligations
Our contractual obligations as of March 31, 2017, were as follows:

(in thousands of dollars)	Total	2018	2019-2020	2021-2022	After 2022
Notes payable and long-term debt (1)	$479,404	$73,007	$173,012	$233,385	$—
Operating lease obligations	50,774	11,512	15,706	9,859	13,697
Inventory purchase obligations:
Tobacco	690,111	622,408	67,703	—	—
Agricultural materials	43,103	43,103	—	—	—
Other purchase obligations	5,314	5,314	—	—	—
Total	$1,268,706	$755,344	$256,421	$243,244	$13,697

(1)
Includes interest payments. Interest payments on $429.1 million of variable rate debt were estimated based on rates as of March 31, 2017. The Company has entered into interest rate swaps that effectively convert the interest payments on the $370.0 million outstanding balance of its two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. About 43% of our crop year contracts to purchase tobacco are with farmers in Brazil. We have partially funded our tobacco purchases in Brazil and in other regions with advances to farmers and other suppliers, which totaled approximately $104 million, net of allowances, at March 31, 2017. In addition, we have guaranteed bank loans to farmers in Brazil that relate to a portion of our tobacco purchase obligations there. At March 31, 2017, we were contingently liable under those guarantees for outstanding balances of approximately $17 million (including accrued interest), and we had recorded a liability of approximately $1 million for the fair value of those guarantees. As tobacco is purchased and the related bank loans are repaid, our contingent liability is reduced.

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
Inventories
Inventories of tobacco are valued at the lower of cost or market with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in market value based upon assumptions related to future demand and market conditions if the indicated market value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2017, 2016, and 2015 were $10.9 million, $11.9 million, and $18.6 million, respectively. The Company incurred a higher level of inventory write-downs in fiscal year 2015 primarily due to the effects of oversupply conditions in the global leaf tobacco markets.
Advances to Suppliers and Guarantees of Bank Loans to Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In Brazil, we also guarantee bank loans made to farmers for seasonal crop financing. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year or satisfy the guarantee by acquiring the loan from the bank. In either situation, we will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers and the liability to accrue for our obligations under bank loan guarantees. At March 31, 2017, the gross balance of advances to suppliers totaled approximately $134 million, and the related valuation allowance totaled approximately $27 million. The fair value of the loan guarantees for farmers in Brazil was a liability of approximately $1 million at March 31, 2017.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2017, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $45 million, and the related valuation allowance totaled approximately $13 million.

Goodwill
We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), at March 31, 2017 and 2016, we elected to base our initial assessment of potential impairment on qualitative factors. Those factors did not indicate any impairment of our recorded goodwill. In fiscal years prior to basing our initial assessment on qualitative factors, we followed the quantitative approach in ASC 350 in assessing the fair value of our goodwill, which involved the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). Under our current qualitative assessment, we would also use those discounted cash flow models to measure any expected impairment indicated by the assessment. The calculations in these models are not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge. Over 90% of our goodwill balance relates to our reporting unit in Brazil.
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Money market funds are valued based on net asset value (“NAV”), which is used as a practical expedient to measure the fair value of those funds (not classified within the fair value hierarchy). Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). The fair value of the guarantees of bank loans to tobacco growers, which was approximately $1 million at March 31, 2017, is derived using an internally-developed discounted cash flow model. The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate. Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy. At March 31, 2017, a 1% increase in the expected loss percentage for all guaranteed farmer loans would not have had a material effect on the fair value of the guarantee obligation. In addition, a 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation. We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2017.
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

From one fiscal year to the next, the rates we use for each of the above assumptions may change based on market developments and other factors. The discount rate reflects prevailing market interest rates at the end of the fiscal year when the benefit obligations are actuarially measured and will increase or decrease based on market patterns. The expected long-term return on plan assets may change based on changes in investment strategy for plan assets or changes in indicated longer-term yields on specific classes of plan assets. Based on the high percentage of retired and inactive participants in our ERISA-regulated domestic defined benefit pension plan (approximately 75% of total participants), as well as the high funded status of the plan, the Pension Investment Committee adopted changes to the underlying plan assets to move toward a liability-driven investment strategy. We reduced our expected long-term return on assets assumption for the actuarial valuations in both fiscal years 2015 and 2016, primarily to reflect those changes. We also adopted revised mortality tables in fiscal year 2015 based on updated actuarial studies reflecting improvements in life expectancy. In addition to the changes in actuarial assumptions from year to year, actual plan experience affecting our net benefit obligations, such as actual returns on plan assets and actual mortality experience, will differ from the assumptions used to measure the obligations. The effects of these changes and differences increase or decrease the obligation we record for our pension and other postretirement benefit plans, and they also create gains and losses that are accumulated and amortized over future periods, thus affecting the expense we recognize for these plans over those periods. Changes in the discount rate from year to year generally have the largest impact on our projected benefit obligation and annual expense, and the effects may be significant, particularly over successive years where the discount rate moves in the same direction.

As of March 31, 2017, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2017 Projected Benefit Obligation Increase (Decrease)	Effect on 2018 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(26,653)	$(2,597)
1% decrease	32,337	2,872
Expected Long-Term Return on Plan Assets:
1% increase	—	(2,264)
1% decrease	—	2,264

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(3,055)	(347)
1% decrease	3,603	165
Healthcare Cost Trend Rate:
1% increase	769	38
1% decrease	(688)	(37)
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
Supply
Global flue-cured and burley tobacco production decreased in our fiscal year 2017, largely due to smaller crops in Brazil following adverse weather conditions there. This was the second fiscal year of declines in crop sizes following oversupplied tobacco markets in fiscal year 2015. Crop sizes for flue-cured tobaccos available for export are expected to increase modestly in fiscal year 2018, primarily on the recovery of the Brazilian tobacco crops due to better weather conditions, while burley crops sizes are expected to decrease. Though we believe that flue-cured tobacco is in a slight oversupply position and burley tobacco production levels are largely in balance with anticipated demand, imbalances in certain leaf styles or types may remain through fiscal year 2018.
Production
Worldwide flue-cured tobacco production outside of China decreased by about 13% in fiscal year 2017 to 1.8 billion kilos, including an approximately 19% reduction in Brazil following El Nino weather patterns there. Worldwide burley crops decreased by about 9% in fiscal year 2017. We estimate that at March 31, 2017, industry uncommitted flue-cured and burley inventories, excluding China, totaled about 83 million kilos, a decrease of about 28% from March 31, 2016 levels.
In the near term, flue-cured tobacco production is expected to increase driven by the recovery of the Brazilian crop, partially offset by smaller crops in many other flue-cured tobacco growing origins. We expect that flue-cured production (excluding China) will increase by about 9%, to about 1.9 billion kilos, in fiscal year 2018, including about a 35% increase in the size of the Brazilian flue-cured crop. Worldwide burley production is forecast to decrease by about 8%. We also forecast that oriental tobacco and dark air-cured production will decline by 5% and 15%, respectively, in fiscal year 2018. Over the long term, we believe that global tobacco production will continue a slight decline in line with slightly declining total demand. South America, Asia, Africa, and North America will remain key sourcing regions for flue-cured and burley tobaccos.
China
China is a significant cigarette market. However, most of the cigarettes consumed in China and the leaf tobacco used in those cigarettes are produced domestically. Therefore, we normally view the Chinese market independently when evaluating worldwide leaf tobacco supply and demand. Recently, the Chinese domestic cigarette consumption level has decreased. We believe that China’s domestic leaf production now exceeds their domestic needs for the local cigarette market, and we have seen a build-up of domestic leaf inventory there. China is currently demonstrating efforts to re-align their domestic leaf production and inventories to balance their needs, and these efforts could influence global supply/demand in the short term.
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

Demand
Industry data shows that over the past ten years, total world consumption of cigarettes fell at the compound annual rate of 0.8%. We believe that growth in world consumption of cigarettes peaked several years ago and is declining. As a result, we expect that near term global demand for leaf tobacco will continue to slowly decline in line with declining cigarette consumption.
Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are used in American-blend cigarettes which are primarily smoked in Western Europe and the United States. English-blend cigarettes which use flue-cured tobacco are mainly smoked in the United Kingdom and Asia and other emerging markets. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of 2.6% for the ten years ended in 2016. As cigarette consumption declines in developed markets and increases in the emerging markets, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. To the extent that domestic leaf production and inventory durations in China do not meet requirements for Chinese cigarette blends, that tobacco could be sourced from other origins where we have major market positions. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. With higher projected crop year 2017 leaf tobacco production, we currently expect supply for flue-cured tobacco to be in a slight oversupply position and burley tobacco to be largely in line with anticipated demand. However, inventories held by our customers may affect their near-term demand for leaf tobacco. We also sell oriental tobacco, which is used in American-blend cigarettes, and dark tobacco, which is used in cigars and other smokeless products. While we expect demand for oriental tobacco and dark tobacco used in cigar filler to be generally in line with supply, we are seeing an undersupply of dark tobacco used for cigar wrappers.
Regulation and Product Taxation
Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on the percentage of the population using tobacco products, particularly in the United States and Western Europe. Also, many foreign governments have taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated under the auspices of the WHO and offers guidelines for discouraging or controlling tobacco use. Countries that are parties to the FCTC may choose the level of implementation of the guidelines that is most suitable with their approach to tobacco control. For example, recently China imposed a ban on smoking in public places, and in the United Kingdom and Australia, laws have been passed mandating plain packaging, the removal of branding on cigarette packages. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption, as well as shifts to modified risk tobacco products brought about by existing or future governmental laws and regulations, could reduce demand for leaf tobacco and services and could have a material adverse effect on our results of operations.
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
In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (“the Act”). This legislation authorizes the FDA to regulate the manufacturing and marketing of all tobacco products. The FDA has banned flavored cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, established new smokeless tobacco warnings, and issued new cigarette health warnings. In addition, the FDA established the Center for Tobacco Products (“CTP”). The CTP has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States. On May 10, 2016, the FDA released “deeming” regulations that extend FDA oversight to all tobacco products including electronic nicotine delivery systems, cigars, hookah tobacco, pipe tobacco, dissolvables, and “novel and future products.” The regulations require that tobacco product manufacturers register tobacco products that existed on February 15, 2007, and to seek FDA authorization to sell any products modified or introduced after such date. All such submissions require manufacturers to list ingredients in their products. Regulations impacting our customer base that change the requirements for leaf tobacco or restrict their ability to sell their products will inherently impact our business. As discussed, we have established programs that begin at the farm level to assist our customers with raw material information to support leaf traceability and customer testing requirements. Additionally, given our global presence, we also have the ability to source different types and styles of tobacco for our customers should their needs change due to regulation.

A number of governments, particularly federal and local governments in the United States and the European Union, impose excise or similar taxes on tobacco products. There has been, and will likely continue to be, new legislation proposing new or increased taxes on tobacco products. In some cases, proposed legislation seeks to significantly increase existing taxes on tobacco products, or impose new taxes on products that to date have not been subject to tax. Increases in product taxation may reduce the affordability of cigarettes and influence the level of illicit trade, which will affect the global leaf markets.
Illicit Trade
Illicit trade is another factor which influences demand for leaf tobacco. Industry estimates of the illegal, unregulated black market for cigarettes are approximately 10% to 12% of global stick consumption, representing $40 to $50 billion in lost tax revenue globally. We support industry efforts to eradicate illicit trade.
Alternative Tobacco Products
Many of the major tobacco product manufacturers have been developing next generation and modified risk products. These include electronic nicotine delivery systems, liquid vaporizers, and non-combustible products. Electronic nicotine delivery systems and liquid vaporizers use liquid nicotine, which is predominately derived from leaf tobacco, and non-combustible products use leaf tobacco. At this time it is unclear how these new products will affect demand for leaf tobacco. However, as our customers develop these products, we continue to work with them to make sure we are well-positioned to meet their needs for both their traditional and new products. Currently, regulation of these products as well as consumer acceptance and their influence on smoking trends are unclear, and we continue to monitor industry developments. Electronic nicotine delivery systems, non-combustible products, and other next generation products are now primarily consumed in Western Europe, Japan, and the United States, and it is unclear what effect the consumption of these new products may have on global demand for leaf tobacco in the future.
Current Industry Dynamics
Leaf tobacco is sourced directly by product manufacturers, by global leaf suppliers such as ourselves, and by other smaller, mostly regional or local, leaf suppliers. We estimate that, of the flue-cured and burley tobacco grown outside of China, approximately one-third is purchased directly by major manufacturers, slightly over one-third is handled by the global leaf suppliers, and the remainder is sourced by the smaller regional or local suppliers. Although we operate in a mature industry, where demand for the end products is declining at a slow rate, we continually look for ways to grow our business. In recent years, we believe that we have been able to maintain relatively steady tobacco volumes handled, despite declines in demand for leaf tobacco from product manufacturers, by increasing our market share. We also believe that there are several longer term trends in the industry that could provide additional opportunities for us to maintain or increase our market share and to offer additional services to our customers.
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
We have also seen some reductions in sourcing from lower-volume tobacco growing regions by both global leaf suppliers and major manufacturers. Flue-cured tobacco is produced in over 70 countries around the world, and burley tobacco is grown in over 45 countries.  However, over 80% of the flue-cured tobacco grown outside of China and over 85% of the worldwide burley tobacco production is sourced from the top ten growing areas for each type of tobacco. We believe that these moves to reduce sourcing areas are another way for the industry to increase efficiency and to reduce costs. We maintain a strong presence in all of the major tobacco sourcing areas and believe that any growth in these areas would favor global leaf suppliers such as ourselves. In the future, we expect that increased regulations requiring stringent monitoring and testing of leaf chemistry and compliant sourcing documentation could place greater emphasis on major sourcing areas.
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
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans, which have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $59 million at March 31, 2017. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.6 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2017 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $32 million and increased annual pension expense by $3 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $27 million and reduced annual pension expense by $3 million.
Currency
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $9.3 million in net remeasurement losses in fiscal year 2017, compared to $22.5 million in net remeasurement losses in fiscal year 2016, and $28.8 million in net remeasurement gains in fiscal year 2015. We recognized $1.3 million in net foreign currency transaction gains in fiscal year 2017, compared to net transaction gains of $8.0 million in fiscal year 2016, and net transaction losses of $17.7 million in fiscal year 2015. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 8 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
In certain tobacco markets that are primarily domestic, we use the local currency as the functional currency. Examples of these markets are Poland and the Philippines. In other markets, such as Western Europe, where export sales are primarily in local currencies, we also use the local currency as the functional currency. In each case, reported earnings are affected by the translation of the local currency into the U.S. dollar.
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

Item 8.   Financial Statements and Supplementary Data

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2017	2016	2015
Sales and other operating revenues	$2,071,218	$2,120,373	$2,271,801

Costs and expenses
Cost of goods sold	1,676,539	1,713,042	1,861,527
Selling, general and administrative expenses	211,969	226,685	250,186
Other income	—	(3,390)	(12,676)
Restructuring and impairment costs	4,359	2,389	4,890

Operating income	178,351	181,647	167,874
Equity in pretax earnings of unconsolidated affiliates	5,774	5,422	7,137
Interest income	1,397	1,178	576
Interest expense	16,284	15,669	17,120

Income before income taxes	169,238	172,578	158,467
Income taxes	56,732	54,430	38,006

Net income	112,506	118,148	120,461
Less: net income attributable to noncontrolling interests in subsidiaries	(6,202)	(9,132)	(5,853)
Net income attributable to Universal Corporation	106,304	109,016	114,608

Dividends on Universal Corporation convertible perpetual preferred stock	(11,061)	(14,748)	(14,824)
Cost in excess of carrying value on conversion or repurchase of convertible perpetual preferred stock	(74,353)	—	(36)

Earnings available to Universal Corporation common shareholders	$20,890	$94,268	$99,748

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$0.89	$4.16	$4.33
Diluted	$0.88	$3.92	$4.06

Weighted average common shares outstanding:
Basic	23,433,860	22,683,290	23,035,920
Diluted	23,770,088	27,825,491	28,221,264
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2017	2016	2015
Net income	$112,506	$118,148	$120,461
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(6,899)	3,934	(22,625)
Foreign currency hedge, net of income taxes	(933)	2,509	(2,603)
Interest rate hedge, net of income taxes	8,395	(5,015)	(1,374)
Pension and other postretirement benefit plans, net of income taxes	1,475	1,004	(14,023)
Total other comprehensive income (loss), net of income taxes	2,038	2,432	(40,625)
Total comprehensive income	114,544	120,580	79,836
Less: comprehensive income attributable to noncontrolling interests	(5,449)	(8,920)	(5,890)

Comprehensive income attributable to Universal Corporation	$109,095	$111,660	$73,946
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$283,993	$319,447
Accounts receivable, net	439,288	428,659
Advances to suppliers, net	103,750	101,890
Accounts receivable—unconsolidated affiliates	2,373	2,316
Inventories—at lower of cost or market:
Tobacco	565,943	637,132
Other	68,087	60,888
Prepaid income taxes	16,713	17,814
Other current assets	81,252	70,400
Total current assets	1,561,399	1,638,546

Property, plant and equipment
Land	22,852	22,987
Buildings	266,802	264,838
Machinery and equipment	597,213	591,327
	886,867	879,152
Less accumulated depreciation	(569,527)	(553,265)
	317,340	325,887
Other assets
Goodwill and other intangibles	98,888	99,071
Investments in unconsolidated affiliates	78,457	82,441
Deferred income taxes	25,422	23,853
Other noncurrent assets	41,899	61,379
	244,666	266,744

Total assets	$2,123,405	$2,231,177

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2017	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$59,133	$66,179
Accounts payable and accrued expenses	153,515	120,527
Accounts payable—unconsolidated affiliates	7,231	8,343
Customer advances and deposits	11,007	16,438
Accrued compensation	32,007	27,593
Income taxes payable	5,103	7,190
Current portion of long-term debt	—	—
Total current liabilities	267,996	246,270

Long-term debt	368,733	368,380
Pensions and other postretirement benefits	80,689	92,177
Other long-term liabilities	31,424	41,794
Deferred income taxes	47,985	29,494
Total liabilities	796,827	778,115

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, no shares outstanding (218,490 shares issued and outstanding at March 31, 2016)	—	211,562
Common stock, no par value, 100,000,000 shares authorized, 25,274,506 shares issued and outstanding (22,717,735 at March 31, 2016)	321,207	208,946
Retained earnings	1,034,841	1,066,064
Accumulated other comprehensive loss	(69,559)	(72,350)
Total Universal Corporation shareholders' equity	1,286,489	1,414,222
Noncontrolling interests in subsidiaries	40,089	38,840
Total shareholders' equity	1,326,578	1,453,062

Total liabilities and shareholders' equity	$2,123,405	$2,231,177
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$112,506	$118,148	$120,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,911	36,754	35,394
Provision for losses (recoveries) on advances and guaranteed loans to suppliers	(857)	815	3,734
Inventory write-downs	10,866	11,899	18,612
Stock-based compensation expense	6,475	5,206	6,230
Foreign currency remeasurement loss (gain), net	9,269	22,517	28,836
Deferred income taxes	16,626	15,046	(13,662)
Equity in net income of unconsolidated affiliates, net of dividends	396	156	(1,075)
Gain on favorable outcome of excise tax case in Brazil	—	—	(12,676)
Fair value gain upon acquisition of partner's interest in joint venture	—	(3,390)	—
Restructuring and impairment costs	4,359	2,389	4,890
Other, net	(4,463)	13,204	(7,342)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(14,346)	(2,806)	49,414
Inventories and other assets	52,139	(7,370)	37,751
Income taxes	(1,719)	1,437	5,680
Accounts payable and other accrued liabilities	28,643	(13,678)	(63,257)
Customer advances and deposits	(5,490)	(13,796)	14,397
Net cash provided by operating activities	250,315	186,531	227,387

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(35,630)	(47,153)	(58,385)
Purchase of partner's interest in joint venture, net of cash held by the business	—	(5,964)	—
Proceeds from sale of property, plant and equipment	2,174	2,982	4,522
Other, net	(398)	(796)	(141)
Net cash used by investing activities	(33,854)	(50,931)	(54,004)

Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	(5,349)	4,880	2,618
Issuance of long-term debt	—	—	370,000
Repayment of long-term debt	—	—	(356,250)
Dividends paid to noncontrolling interests	(4,200)	(4,449)	(4,183)
Issuance of common stock	—	—	187
Conversion/repurchase of convertible perpetual preferred stock	(178,365)	—	(1,497)
Repurchase of common stock	—	—	(31,227)
Dividends paid on convertible perpetual preferred stock	(11,061)	(14,748)	(14,824)
Dividends paid on common stock	(49,828)	(47,389)	(47,337)
Debt issuance costs and other	(2,441)	(2,940)	(4,511)
Net cash used by financing activities	(251,244)	(64,646)	(87,024)

Effect of exchange rate changes on cash	(671)	(290)	(1,108)
Net (decrease) increase in cash and cash equivalents	(35,454)	70,664	85,251
Cash and cash equivalents at beginning of year	319,447	248,783	163,532
Cash and Cash Equivalents at End of Year	$283,993	$319,447	$248,783

Supplemental information—cash paid for:
Interest	$16,284	$15,704	$19,184
Income taxes, net of refunds	$37,294	$38,732	$46,044
Non-cash Financing Transaction - The consolidated financial statements for the fiscal year ended March 31, 2017 include a non-cash reclassification of $107.6 million from preferred stock to common stock to reflect the conversion of 111,072 shares of the Company's outstanding Series B 6.75% Convertible Perpetual Preferred Stock into common stock. See Note 11 for additional information.
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2017
Balance at beginning of year	$211,562	$208,946	$1,066,064	$(72,350)	$38,840	$1,453,062
Changes in preferred and common stock
Conversion of Series B 6.75% convertible perpetual preferred stock for common stock	(107,550)	107,550	—	—	—	—
Conversion of Series B 6.75% convertible perpetual preferred stock for cash	(104,012)	—	—	—	—	(104,012)
Accrual of stock-based compensation	—	6,475	—	—	—	6,475
Withholding of shares from stock-based compensation for grantee income taxes	—	(2,440)	—	—	—	(2,440)
Dividend equivalents on restricted stock units (RSUs)	—	676	—	—	—	676
Changes in retained earnings
Net income	—	—	106,304	—	6,202	112,506
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($50.63 per share)	—	—	(11,061)	—	—	(11,061)
Common stock ($2.14 per share)	—	—	(51,437)	—	—	(51,437)
Conversion of Series B 6.75% convertible perpetual preferred stock for cash	—	—	(74,353)	—	—	(74,353)
Dividend equivalents on restricted stock units (RSUs)	—	—	(676)	—	—	(676)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	(6,146)	(753)	(6,899)
Foreign currency hedge, net of income taxes	—	—	—	(933)	—	(933)
Interest rate hedge, net of income taxes	—	—	—	8,395	—	8,395
Pension and other postretirement benefit plans, net of income taxes	—	—	—	1,475	—	1,475
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(4,200)	(4,200)
Balance at end of year	$—	$321,207	$1,034,841	$(69,559)	$40,089	$1,326,578

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2016
Balance at beginning of year	$211,562	$206,002	$1,020,155	$(74,994)	$34,369	$1,397,094
Changes in preferred and common stock
Accrual of stock-based compensation	—	5,206	—	—	—	5,206
Withholding of shares from stock-based compensation for grantee income taxes	—	(2,940)	—	—	—	(2,940)
Dividend equivalents on restricted stock units (RSUs)	—	678	—	—	—	678
Changes in retained earnings
Net income	—	—	109,016	—	9,132	118,148
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,748)	—	—	(14,748)
Common stock ($2.10 per share)	—	—	(47,681)	—	—	(47,681)
Dividend equivalents on restricted stock units (RSUs)	—	—	(678)	—	—	(678)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	4,146	(212)	3,934
Foreign currency hedge, net of income taxes	—	—	—	2,509	—	2,509
Interest rate hedge, net of income taxes	—	—	—	(5,015)	—	(5,015)
Pension and other postretirement benefit plans, net of income taxes	—	—	—	1,004	—	1,004
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(4,449)	(4,449)
Balance at end of year	$211,562	$208,946	$1,066,064	$(72,350)	$38,840	$1,453,062

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2015
Balance at beginning of year	$213,023	$206,446	$993,093	$(34,332)	$32,662	$1,410,892
Changes in preferred and common stock
Repurchase of Series B 6.75% convertible perpetual preferred stock	(1,461)	—	—	—	—	(1,461)
Issuance of common stock	—	187	—	—	—	187
Repurchase of common stock	—	(6,439)	—	—	—	(6,439)
Accrual of stock-based compensation	—	6,230	—	—	—	6,230
Withholding of shares from stock-based compensation for grantee income taxes	—	(1,076)	—	—	—	(1,076)
Dividend equivalents on restricted stock units (RSUs)	—	654	—	—	—	654
Changes in retained earnings
Net income	—	—	114,608	—	5,853	120,461
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,824)	—	—	(14,824)
Common stock ($2.06 per share)	—	—	(47,244)	—	—	(47,244)
Repurchase of Series B 6.75% convertible perpetual preferred stock	—	—	(36)	—	—	(36)
Repurchase of common stock	—	—	(24,788)	—	—	(24,788)
Dividend equivalents on restricted stock units (RSUs)	—	—	(654)	—	—	(654)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	(22,662)	37	(22,625)
Foreign currency hedge, net of income taxes	—	—	—	(2,603)	—	(2,603)
Interest rate hedge, net of income taxes	—	—	—	(1,374)	—	(1,374)
Pension and other postretirement benefit plans, net of income taxes	—	—	—	(14,023)	—	(14,023)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(4,183)	(4,183)
Balance at end of year	$211,562	$206,002	$1,020,155	$(74,994)	$34,369	$1,397,094

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2017	2016	2015
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	218,490	218,490	219,999
Conversion of convertible perpetual preferred stock for common stock	(111,072)	—	—
Conversion of convertible perpetual preferred stock for cash	(107,418)	—	—
Repurchase of convertible perpetual preferred stock	—	—	(1,509)
Balance at end of year	—	218,490	218,490

Common Shares Outstanding:
Balance at beginning of year	22,717,735	22,593,266	23,216,312
Issuance of common stock	69,653	124,469	96,947
Conversion of convertible perpetual preferred stock for common stock	2,487,118	—	—
Repurchase of common stock	—	—	(719,993)
Balance at end of year	25,274,506	22,717,735	22,593,266
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received dividends totaling $5.1 million in fiscal year 2017, $3.4 million in fiscal year 2016, and $5.2 million in fiscal year 2015, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends to the extent they represent a distribution of retained earnings.
The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading supplier of oriental tobaccos with operations located principally in Eastern Europe and Turkey, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. As discussed further below, the Company reviews the carrying value of its investments in unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary. At March 31, 2017, the Company determined that no such factors existed with respect to the investment in Socotab. The Company, together with Socotab management, regularly evaluates the outlook for the business, and an impairment charge could be recorded in a future period if it is determined that the fair value of the investment is less than the carrying value and the decline in value is not temporary.
In fiscal year 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. Since that time, the investment has been accounted for using the cost method, as required under the accounting guidance. The investment in the Zimbabwe operations was zero at March 31, 2017 and 2016. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. During fiscal years 2017, 2016, and 2015, there were no changes in the Company’s ownership percentage in any of these subsidiaries.

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
In its consolidated statements of income, the Company reports its proportional share of the earnings of unconsolidated affiliates accounted for on the equity method based on the pretax earnings of those affiliates, as permitted under the applicable accounting guidance. All applicable foreign and U.S. income taxes are provided on these earnings and reported as a component of consolidated income tax expense. For unconsolidated affiliates located in foreign jurisdictions, repatriation of the Company’s share of the earnings through dividends is assumed in determining consolidated income tax expense.
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2017, 2016, and 2015:

	Fiscal Year Ended March 31,
	2017	2016	2015
Equity in pretax earnings reported in the consolidated statements of income	$5,774	$5,422	$7,137
Less: Equity in income taxes	(1,092)	(2,156)	(834)
Equity in net income	4,682	3,266	6,303
Less: Dividends received on investments (1)	(5,078)	(3,422)	(5,228)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$(396)	$(156)	$1,075

(1)
In accordance with the applicable accounting guidance, dividends received from unconsolidated affiliates accounted for on the equity method that represent a return on capital (i.e., a return of earnings on a cumulative basis) are presented as operating cash flows in the consolidated statements of cash flows.

Earnings Per Share
 The Company calculates basic earnings per share based on earnings available to common shareholders after payment of dividends on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock prior to its conversion in fiscal year 2017 (see Note 11). The calculation uses the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include unvested restricted stock units and performance share awards that are assumed to be fully vested and paid out in shares of common stock, dilutive stock options and stock appreciation rights that were assumed to be exercised, and shares of convertible perpetual preferred stock that were assumed to be converted when the effect was dilutive. In periods when the effect of the convertible perpetual preferred stock was dilutive and these shares were assumed to be converted into common stock, dividends paid on the preferred stock were excluded from the calculation of diluted earnings per share.
Calculations of earnings per share for the fiscal years ended March 31, 2017, 2016, and 2015, are provided in Note 3.
Cash and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances to Suppliers
In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled approximately $134 million at both March 31, 2017 and 2016. The related valuation allowances totaled $27 million at March 31, 2017, and $29 million at March 31, 2016, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $0.9 million in fiscal year 2017, but increased by net provisions for estimated uncollectible amounts of approximately $0.8 million in fiscal year 2016 and $3.7 million in fiscal year 2015. These provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on which interest accrual had been discontinued totaled approximately $11 million at both March 31, 2017 and 2016.
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
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time, and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2017 and 2016, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $45 million and $52 million, respectively, and the related valuation allowances totaled approximately $13 million and $19 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Property, Plant and Equipment
Depreciation of plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 10 years. Where applicable and material in amount, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2017, 2016, or 2015.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles
Goodwill and other intangibles principally consist of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value. Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base their initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2017 and 2016. Those factors did not indicate any potential impairment of the Company's recorded goodwill.
Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil. Significant adverse changes in the operations or estimated future cash flows for a reporting unit with recorded goodwill could result in an impairment charge. No charges for goodwill impairment were recorded in fiscal years 2017, 2016, or 2015.
Impairment of Long-Lived Assets
    The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance. In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance). In fiscal year 2017, the Company incurred impairment charges of $2.3 million on factory and equipment assets as a result of the Company's decision to close its tobacco processing facility in Hungary (see Note 2). No significant charges for the impairment of long-lived assets were recorded during fiscal years 2016 or 2015.
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
Fair Values of Financial Instruments
The fair value of the Company’s long-term debt, disclosed in Note 6, approximates the carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2017. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available and discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term debt are determined separately and recorded in other long-term liabilities. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
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
Translation and Remeasurement of Foreign Currencies
The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income or loss. The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expense. The Company recognized net remeasurement losses of $9.3 million in fiscal year 2017, $22.5 million in fiscal year 2016, and $28.8 million in fiscal year 2015.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction losses of $1.3 million in fiscal year 2017, net transaction gains of $8.0 million in fiscal year 2016, and net transaction gains of $17.7 million in fiscal year 2015.
Revenue Recognition
Revenue from the sale of tobacco is recognized when title and risk of loss is transferred to the customer and the earnings process is complete. Substantially all sales revenue is recorded based on the physical transfer of products to customers. A large percentage of the Company’s sales are to major multinational manufacturers of consumer tobacco products. The Company works closely with those customers to understand and plan for their requirements for volumes, styles, and grades of leaf tobacco from its various growing regions, and extensive coordination is maintained on an ongoing basis to determine and satisfy their requirements for physical shipment of processed tobacco. The customers typically specify, in sales contracts and in shipping documents, the precise terms for transfer of title and risk of loss for the tobacco. Customer returns and rejections are not significant, and the Company’s sales history indicates that customer-specific acceptance provisions are consistently met upon transfer of title and risk of loss.
While most of the Company’s revenue consists of tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers. These arrangements usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2017. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then later transported to customer-designated storage facilities. The revenue for these services is recognized when processing is completed, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
Stock-Based Compensation
Share-based payments, such as grants of restricted stock units, performance share awards, restricted stock, stock appreciation rights, and stock options, are measured at fair value and reported as expense in the financial statements over the requisite service period. Additional disclosures related to stock-based compensation are included in Note 12.
Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Pronouncements
Pronouncements Recently Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for fiscal years beginning after December 31, 2015. The Company adopted ASU 2015-03 effective for the quarter ending June 30, 2016, which was the first quarter of the fiscal year ending March 31, 2017. The implementation of ASU 2015-03, which required retrospective application, resulted in a $1.6 million reclassification of unamortized debt issuance costs from other noncurrent assets to long-term debt for the comparative prior year ended March 31, 2016.
In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 requires customers who enter into a cloud computing arrangement that includes a software license to account for the arrangement as an intangible asset. If the cloud computing arrangement does not include a software license, the arrangement is accounted for as a service contract. The guidance was effective for fiscal years beginning after December 31, 2015, and allows for retrospective or prospective adoption. The Company prospectively adopted ASU 2015-05 effective as of April 1, 2016, the beginning of fiscal year 2017. The Company’s adoption of ASU 2015-05 did not have a material impact on its consolidated financial statements.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2015, the FASB issued Accounting Standards Update No. 2015-07, "Fair Value Measurement, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share or its Equivalent" ("ASU 2015-07"). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and eliminates certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company adopted ASU 2015-07 effective as of April 1, 2016, the beginning of fiscal year 2017. Disclosures for all periods presented in Note 9 - Fair Value Measurements were adjusted accordingly.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016-09"). ASU 2016-09 provides simplification for the accounting for employee stock-based payment transactions, including the related income tax consequences, the classification of awards as either equity or liabilities, and the classification of transactions in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company elected to early-adopt ASU 2016-09 effective April 1, 2016, which was the beginning of its fiscal year ending March 31, 2017. As required by the guidance, employee tax withholding payments and excess tax benefits resulting from stock-based compensation have been classified as financing activities and operating activities, respectively, in the consolidated statements of cash flows for all periods presented.
Pronouncements to be Adopted in Future Periods
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes substantially all of the current revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”).  ASU 2014-09 was developed under a joint project with the International Accounting Standards Board (“IASB”) to improve and converge the existing revenue recognition accounting guidance in U.S. GAAP and International Accounting Standards.  Under ASU 2014-09, the central underlying principle is to recognize revenues when promised goods or services are transferred to customers at an amount determined by the consideration a company expects to receive for those goods or services.  The guidance outlines a five-step process for determining the amount and timing of revenue to be recognized from those arrangements.  It is more principles-based than the existing guidance under U.S. GAAP, and therefore is expected to require more management judgment and involve more estimates than the current guidance.  ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including all interim periods within the year of adoption.   Companies are allowed to select between two transition methods:  (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. Since the issuance of ASU 2014-09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement.  Universal expects to adopt ASU 2014-09 and the related supplemental amendments effective April 1, 2018, which is the beginning of its fiscal year ending March 31, 2019.  The Company formed a cross-functional project team to review its current revenue accounting policies and control processes, to complete a comprehensive analysis of the new guidance, and to determine the effect it will have on revenue recognition and financial statement disclosures for all customer contracts. The team has classified its customer contracts into primary revenue streams and is currently in the process of completing individual contract reviews and making final determinations with respect to provisions in the new guidance that may impact the timing of revenue recognition for certain customer arrangements. As these activities remain underway at this time, the Company is not currently able to conclude on the impact that ASU 2014-09 will have on its consolidated financial statements. Although a final determination has not been made, it is likely that the Company will select the modified retrospective transition method as its method of adoption.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that most inventory be measured at the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the "estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation." ASU 2015-11 is effective for fiscal years beginning after December 31, 2016, and will be adopted effective April 1, 2017, which is the beginning of its fiscal year ending March 31, 2018. ASU 2015-11 will be applied prospectively after the date of adoption, as required by the guidance, and will not have a material impact on the Company's consolidated financial statements.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles - Goodwill and Other (Topic 350)" ("ASU 2017-04"). ASU 2017-04 eliminated Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. The guidance is effective for fiscal years beginning after December 15, 2019. The Company will be required to adopt ASU 2017-04 effective April 1, 2020, which is the beginning of its fiscal year ending March 31, 2021, and is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASU 2017-07"). ASU 2017-07 requires that an employer report the service cost component of pension or other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, the line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The guidance is effective for fiscal years beginning after December 15, 2016. The Company will be required to adopt ASU 2017-07 effective April 1, 2017, which is the beginning of its fiscal year ending March 31, 2018. The line item classification changes required by the new guidance will not impact the Company's pretax earnings or net income; however, operating income and interest expense will increase by offsetting amounts that are not expected to be material to the Company's consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
NOTE 2. RESTRUCTURING AND IMPAIRMENT COSTS
During the three fiscal years ended March 31, 2017, 2016, and 2015, Universal recorded restructuring and impairment costs related to various initiatives to adjust certain operations and reduce costs. For all three fiscal years, the restructuring and impairment costs incurred primarily related to operations that are part of the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations.
Fiscal Year Ended March 31, 2017
In fiscal year 2017, the Company recorded restructuring and impairment costs totaling $4.4 million, primarily related to the Company's decision to close its tobacco processing facility in Hungary. The Company is now processing tobaccos sourced from Hungary in its factories in Italy. The costs incurred for the change in operations in Hungary included statutory employee termination benefits and impairment charges related to certain property and equipment. Restructuring costs were also incurred in connection with downsizing efforts at several other locations around the Company.
Fiscal Year Ended March 31, 2016
In fiscal year 2016, the Company recorded restructuring and impairment costs totaling $2.4 million, related to a decision to significantly scale back its operations in Zambia. Those costs primarily included statutory employee termination benefits, impairment charges related to outstanding balances on loans to farmers whose contracts were terminated as a result of the decision, and impairment charges on certain property and equipment.
Fiscal Year Ended March 31, 2015
In fiscal year 2015, the Company recorded restructuring costs totaling $4.9 million, primarily related to downsizing certain functions at its operations in Brazil and a decision to suspend its operations in Argentina. The costs in Argentina included employee termination benefits, as well as costs to exit the Company's business arrangements with a supplier. Restructuring costs were also incurred in connection with downsizing efforts at several other locations around the Company.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restructuring and impairment costs incurred during the fiscal years ended March 31, 2017, 2016, and 2015, is as follows:

	Fiscal Years Ended March 31,
	2017	2016	2015
Restructuring Costs:
Employee termination benefits	$2,083	$1,629	$4,354
Other restructuring costs	—	96	536
	2,083	1,725	4,890
Impairment Costs:
Property and equipment and farmer loans	2,276	664	—
Total restructuring and impairment costs	$4,359	$2,389	$4,890
A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2015 through 2017 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2014	$2,026	$160	$2,186
Fiscal Year 2015 Activity:
Costs charged to expense	4,354	536	4,890
Payments	(5,684)	(498)	(6,182)
Balance at March 31, 2015	696	198	894
Fiscal Year 2016 Activity:
Costs charged to expense	1,629	96	1,725
Payments	(2,246)	(92)	(2,338)
Balance at March 31, 2016	79	202	281
Fiscal Year 2017 Activity:
Costs charged to expense	2,083	—	2,083
Payments	(1,861)	(159)	(2,020)
Balance at March 31, 2017	$301	$43	$344
The majority of the restructuring liability at March 31, 2017 will be paid in the early part of fiscal year 2018. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring and impairment costs in future periods as business changes occur and additional cost savings initiatives are implemented.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2017	2016	2015
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$106,304	$109,016	$114,608
Less: Dividends on convertible perpetual preferred stock	(11,061)	(14,748)	(14,824)
Less: Cost in excess of carrying value on conversion or repurchase of convertible perpetual preferred stock	(74,353)	—	(36)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	20,890	94,268	99,748

Denominator for basic earnings per share
Weighted average shares outstanding	23,433,860	22,683,290	23,035,920

Basic earnings per share	$0.89	$4.16	$4.33

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$20,890	$94,268	$99,748
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	14,748	14,824
Add: Cost in excess of carrying value on conversion or repurchase of convertible perpetual preferred stock (if dilutive)	—	—	36
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	20,890	109,016	114,608

Denominator for diluted earnings per share
Weighted average shares outstanding	23,433,860	22,683,290	23,035,920
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	4,853,268	4,843,309
Employee share-based awards	336,228	288,933	342,035
Denominator for diluted earnings per share	23,770,088	27,825,491	28,221,264

Diluted earnings per share	$0.88	$3.92	$4.06
In December 2016, 111,072 shares of the Company’s Series B 6.75% Convertible Perpetual Preferred Stock were converted into approximately 2.5 million shares of the Company's common stock. In January 2017, the Company announced a mandatory conversion of all 107,418 remaining outstanding shares of the preferred stock after meeting the requirements to initiate the mandatory conversion under the original terms of the preferred shares. The Company chose to satisfy the conversion obligation for the mandatory conversion in cash. Although the conversions of the preferred stock into common stock or for cash did not impact the Company’s net income, the shares converted for cash under the mandatory conversion in January 2017 resulted in a one-time reduction of retained earnings of approximately $74.4 million during the fourth quarter ending March 31, 2017, representing the excess of the conversion cost over the carrying value of those shares. The reduction in retained earnings resulted in a corresponding one-time reduction of earnings available to common shareholders for the fiscal year ending March 31, 2017 for purposes of determining the amounts reported for basic and diluted earnings per share. The effects of the conversions on the computation of basic and diluted earnings per share for the fiscal year ended March 31, 2017, are included in the table above. See Note 11 for additional information.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal years ended March 31, 2017, 2016, and 2015, the Company had the following potentially dilutive securities (stock appreciation rights) outstanding that were not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Fiscal Year Ended March 31,
	2017	2016	2015
Potentially dilutive securities	—	133,600	156,200
Weighted-average exercise price	$—	$62.66	$61.83

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
Income Tax Expense
Income taxes for the fiscal years ended March 31, 2017, 2016, and 2015 consisted of the following:

	Fiscal Year Ended March 31,
	2017	2016	2015
Current
United States	$3,422	$5,371	$4,126
State and local	147	1,116	657
Foreign	36,537	32,897	46,885
	40,106	39,384	51,668
Deferred
United States	5,434	5,780	3,352
State and local	561	(445)	159
Foreign	10,631	9,711	(17,173)
	16,626	15,046	(13,662)
Total	$56,732	$54,430	$38,006
Foreign taxes include U.S. tax expense on earnings of foreign subsidiaries. The Company has no undistributed earnings of consolidated foreign subsidiaries that are classified as permanently reinvested.
Consolidated Effective Income Tax Rate
A reconciliation of the statutory U.S. federal rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3	0.3	0.3
Dividends received from deconsolidated operations	(2.3)	(1.5)	(1.3)
Effect of exchange rate changes on deferred income taxes	0.4	(1.6)	(4.9)
Tax benefit arising from payment of a portion of a fine by a subsidiary	—	—	(5.0)
Other, including changes in liabilities recorded for uncertain tax positions	0.1	(0.7)	(0.1)
Effective income tax rate	33.5%	31.5%	24.0%

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Components of Income Before Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
United States	$31,468	$37,877	$27,181
Foreign	137,770	134,701	131,286
Total	$169,238	$172,578	$158,467
Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2017	2016
Liabilities
Foreign withholding taxes	$44,702	$39,770
Undistributed earnings	24,629	19,553
Goodwill	30,851	30,851
All other	11,015	10,424
Total deferred tax liabilities	$111,197	$100,598

Assets
Employee benefit plans	$38,804	$43,362
Reserves and accruals	11,756	12,911
Deferred income	4,672	3,938
Currency translation losses of foreign subsidiaries	13,244	9,939
Local currency exchange losses of foreign subsidiaries	3,669	3,597
Foreign tax credit carryforward	2,799	4,664
All other	14,327	16,546
Total deferred tax assets	89,271	94,957
Valuation allowance	(636)	—
Net deferred tax assets	$88,635	$94,957
At March 31, 2017, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations, other comprehensive income, and direct adjustments to shareholders' equity was as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Continuing operations	$56,732	$54,430	$38,006
Other comprehensive income	1,503	1,423	(21,900)
Direct adjustments to shareholders' equity	—	(805)	(932)
Total	$58,235	$55,048	$15,174
Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended March 31, 2017, 2016 and 2015, is as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Liability for uncertain tax positions, beginning of year	$2,407	$2,894	$3,809
Additions:
Related to tax positions for the current year	94	98	272
Related to tax positions for prior years	—	—	—
Reductions:
Due to lapses of statutes of limitations	(112)	(215)	(478)
Related to tax positions for prior years	(3)	—	(143)
Effect of currency rate movement	40	(370)	(566)
Liability for uncertain tax positions, end of year	$2,426	$2,407	$2,894
Of the total liability for uncertain tax positions at March 31, 2017, approximately $1.8 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.1 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2018. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.
The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. Amounts accrued or reversed for interest and penalties were not material for any of the fiscal years 2015 through 2017, and liabilities recorded for interest and penalties at March 31, 2017 and 2016 also were not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2017, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended 2014. Open tax years in state and foreign jurisdictions generally range from 3 to 6 years.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.   CREDIT FACILITIES
Bank Credit Agreements
In December 2014, the Company entered into a senior unsecured bank credit agreement that replaced its previous short-term and long-term borrowing facilities, consolidating and extending the maturities of those facilities. The agreement established a $430 million five-year revolving credit facility, along with a $150 million five-year term loan and a $220 million seven-year term loan. Borrowings under the revolving credit facility bear interest at a variable rate based on either (1) LIBOR plus a margin that is based on the Company's credit measures or (2) the higher of the federal funds rate plus 0.5%, prime rate, or one-month LIBOR plus 1.0%, each plus a margin. In addition to interest, the Company pays a facility fee on the revolving credit facility. No amounts were outstanding under the revolving credit facility at March 31, 2017. The credit agreement provides for an expansion of the facility under certain conditions to allow additional borrowings of up to $100 million. Additional information related to the term loans is provided in Note 6. The credit agreement includes financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2017.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2017 and 2016, approximately $59 million and $66 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2017 and 2016, were approximately 3.1% and 2.2%, respectively. At March 31, 2017, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $248 million.
NOTE 6.   LONG-TERM DEBT
The Company's long-term debt at March 31, 2017 and 2016 consisted of the following:

	March 31,
	2017	2016
Senior bank term loans	$370,000	$370,000
Total outstanding	370,000	370,000
Less: current portion	—	—
Less: unamortized debt issuance costs	(1,267)	(1,620)
Long-term debt	$368,733	$368,380
As discussed in Note 5, the Company entered into a bank credit agreement in December 2014 that established a $150 million five-year term loan and a $220 million seven-year term loan. Both term loans were fully funded at closing, and the Company concurrently repaid approximately $250 million aggregate principal amount on term loans outstanding under two previous bank credit facilities and reduced its revolving credit borrowings by approximately $120 million. The term loans require no amortization and are prepayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at variable rates plus a margin based on the Company's credit measures. However, following closing on the term loans, the Company entered into receive-floating / pay-fixed interest rate swap agreements that convert the variable benchmark rate on both loans to a fixed rate over their full terms to maturity. With the swap agreements in place, the effective interest rate on the $150 million five-year loan and the $220 million seven-year loan were 2.94% and 3.48%, respectively, at March 31, 2017 and 2016. The effective rates will change only if a change in the Company's credit measures results in adjustments to the applicable credit spreads specified in the underlying loan agreement. The $150 million five-year term loan matures in fiscal year 2020, and the $220 million seven-year term loan matures in fiscal year 2022.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. LEASES
The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $15.3 million in fiscal year 2017, $14.7 million in fiscal year 2016, and $15.8 million in fiscal year 2015. Future minimum payments under non-cancelable operating leases total $11.5 million in 2018, $8.5 million in 2019, $7.2 million in 2020, $5.8 million in 2021, $4.1 million in 2022, and $13.7 million after 2022.
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
Cash Flow Hedging Strategy for Interest Rate Risk
In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its two outstanding non-amortizing bank term loans (see Notes 5 and 6). Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2017, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during fiscal years 2017, 2016, and 2015 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2017	2016	2015
Tobacco purchases	$70.7	$43.1	$105.6
Processing costs	24.0	13.2	22.9
Total	$94.7	$56.3	$128.5

The reduced U.S. dollar notional amounts for tobacco purchases and processing costs hedged during fiscal year 2016 reflected the reduced size of the 2016 Brazilian crop and a variation in the timing of fixed-price orders from customers for their purchases from that crop year. All contracts related to tobacco purchases were designated and qualified as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for amounts related to any ineffective portion of the hedging strategy or any early de-designation of the hedge arrangement, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at March 31, 2017, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2018. At March 31, 2017, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. Purchases of the 2017 Brazilian crop are expected to be completed by July 2017, and all forward contracts to hedge those purchases will mature and be settled by that time.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset or liability position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature.  During the fiscal years ended March 31, 2017, 2016, and 2015, the Company used forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at March 31, 2017 and 2015 were approximately $33.0 million and $80.4 million, respectively. At March 31, 2016 , the net local monetary asset position in Brazil was not significant, and there were no foreign currency contracts outstanding. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2017, 2016, and 2015.

	Fiscal Year Ended March 31,
	2017	2016	2015
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$8,999	$(12,824)	$(4,044)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(3,916)	$(5,108)	$(1,929)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$454	$1,774	$1,410
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$945	$993	$3,099
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$246	$685	$257
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(2,591)	$5,973	$13,178
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, an immaterial net hedge gain, representing unrealized gains on contracts related to the 2017 crop, remained in accumulated other comprehensive loss at March 31, 2017. No hedge gain or loss had been reclassified to earnings at March 31, 2017 since shipments of those tobaccos had not yet started. The majority of the balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2018 as the 2017 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2017 and 2016:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2017	2016		2017	2016
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$2,149	$—	Other long-term liabilities	$—	$10,766

Forward foreign currency exchange contracts	Other current assets	56	475	Accounts payable and accrued expenses	55	—
Total		$2,205	$475		$55	$10,766

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$917	$297	Accounts payable and accrued expenses	$120	$5
Total		$917	$297		$120	$5
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

As permitted under the accounting guidance, the Company uses net asset value per share ("NAV") as a practical expedient to measure the fair value of its money market funds. As discussed in Note 1, under updated accounting guidance adopted effective

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 1, 2016, the fair values for those funds are no longer categorized within the fair value hierarchy and are presented under the heading "NAV" in the tables that follow in this disclosure.
In measuring the fair value of liabilities, the Company considers the risk of non-performance in determining fair value. Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.
At March 31, 2017 and 2016, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	March 31, 2017
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$137,145	$—	$—	$—	$137,145
Trading securities associated with deferred compensation plans	—	17,726	—	—	17,726
Interest rate swap agreements	—	—	2,149	—	2,149
Forward foreign currency exchange contracts	—	—	973	—	973
Total financial assets measured and reported at fair value	$137,145	$17,726	$3,122	$—	$157,993

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,177	$1,177
Forward foreign currency exchange contracts	—	—	175	—	175
Total financial liabilities measured and reported at fair value	$—	$—	$175	$1,177	$1,352

	March 31, 2016
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$116,618	$—	$—	$—	$116,618
Trading securities associated with deferred compensation plans	—	17,817	—	—	17,817
Forward foreign currency exchange contracts	—	—	772	—	772
Total financial assets measured and reported at fair value	$116,618	$17,817	$772	$—	$135,207

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,628	$1,628
Interest rate swap agreements	—	—	10,766	—	10,766
Forward foreign currency exchange contracts	—	—	5	—	5
Total financial liabilities measured and reported at fair value	$—	$—	$10,771	$1,628	$12,399

UNIVERSAL CORPORATION
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
A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal years ended March 31, 2017 and 2016 is provided below.

	Fiscal Year Ended March 31,
	2017	2016
Balance at beginning of year	$1,628	$1,674
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	(2,550)	(1,826)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	1,854	1,834
Change in discount rate and estimated collection period	59	106
Currency remeasurement	186	(160)
Balance at end of year	$1,177	$1,628
Long-term Debt
The fair value of the Company’s long-term debt was approximately $370 million at each of the balance sheet dates March 31, 2017 and 2016. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company's primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rates:
Benefit cost for plan year	4.10%	3.80%	4.50%	3.80%	3.70%	4.30%
Benefit obligation at end of plan year	4.10%	4.10%	3.80%	3.90%	3.80%	3.70%
Expected long-term return on plan assets:
Benefit cost for plan year	7.00%	7.25%	7.75%	3.00%	3.00%	4.30%
Salary scale:
Benefit cost for plan year	4.00%	4.50%	4.50%	4.00%	4.50%	4.50%
Benefit obligation at end of plan year	4.00%	4.00%	4.50%	4.00%	4.00%	4.50%
Healthcare cost trend rate	N/A	N/A	N/A	6.70%	7.00%	7.20%
Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The reduction in the expected long-term return on plan assets assumption from fiscal year 2015 to fiscal year 2016 is primarily due to changes in the underlying plan assets. These changes reflect a move toward a liability-driven investment strategy in the Company's ERISA-regulated U.S. defined benefit pension plan due to the high percentage of retired and inactive participants in the plan and the high funded status of the plan. The healthcare cost trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed annually for continued applicability. The revised trend assumption of 6.70% in 2017 declines gradually to 4.50% in 2037.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in 2017 and 2016, as well as the funded status of the plans at March 31, 2017 and 2016:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2017	2016	2017	2016
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$266,764	$273,479
Projected benefit obligation	269,250	275,505	$36,786	$37,225

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$275,505	$288,908	$37,225	$40,863
Service cost	5,382	5,953	247	286
Interest cost	10,441	10,037	1,535	1,539
Effect of discount rate change	489	(10,036)	(191)	(402)
Foreign currency exchange rate changes	(1,111)	330	286	(215)
Settlements	(10,955)	—	—	—
Other	4,108	(486)	766	(1,104)
Benefit payments	(14,609)	(19,201)	(3,082)	(3,742)
Projected benefit obligation, end of year	$269,250	$275,505	$36,786	$37,225

Change in plan assets:
Plan assets at fair value, beginning of year	$217,859	$224,553	$1,565	$2,115
Actual return on plan assets	16,450	61	71	69
Employer contributions	10,676	12,504	4,500	3,123
Settlements	(10,322)	—	—	—
Foreign currency exchange rate changes	97	(58)	—	—
Benefit payments	(14,609)	(19,201)	(3,082)	(3,742)
Plan assets at fair value, end of year	$220,151	$217,859	$3,054	$1,565

Funded status:
Funded status of the plans, end of year	$(49,099)	$(57,646)	$(33,732)	$(35,660)
The settlements for pension benefits in fiscal year 2017 were attributable to the termination of a foreign pension plan during the year and the transfer of assets in settlement of the participants' benefit obligations to defined contribution plans. The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its postretirement medical plans on a pay-as-you-go basis as the benefit payments are incurred. Those plans account for approximately 71% of the $49.1 million unfunded pension obligation and approximately 85% of the $33.7 million unfunded postretirement benefit obligation shown on the funded status line in the above table at March 31, 2017.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the Company’s plans at the end of fiscal years 2017 and 2016 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2017	2016	2017	2016
Non-current asset (included in other noncurrent assets)	$1,710	$2,044	$—	$—
Current liability (included in accounts payable and accrued expenses)	(1,106)	(630)	(2,746)	(2,543)
Non-current liability (reported as pensions and other postretirement benefits)	(49,703)	(59,060)	(30,986)	(33,117)
Amounts recognized in the consolidated balance sheets	$(49,099)	$(57,646)	$(33,732)	$(35,660)
Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2017 and 2016, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2017	2016	2017	2016
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$260,826	$270,058	$36,786	$37,225
Aggregate fair value of plan assets	210,017	210,368	3,054	1,565
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	258,424	268,087	N/A	N/A
Aggregate fair value of plan assets	210,017	210,368	N/A	N/A
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$5,382	$5,953	$5,099	$247	$286	$347
Interest cost	10,441	10,037	11,215	1,535	1,539	1,699
Expected return on plan assets	(15,154)	(15,110)	(15,493)	(42)	(58)	(102)
Curtailment gain	—	—	—	—	—	(1,465)
Settlement gain	(912)	—	—	—	—	—
Net amortization and deferral	4,576	4,394	6,169	(394)	(431)	(671)
Net periodic benefit cost	$4,333	$5,274	$6,990	$1,346	$1,336	$(192)
The curtailment gain for other postretirement benefits in fiscal year 2015 was attributable to the discontinuation of postretirement life insurance benefits for active U.S. employees. A one-percentage-point increase in the assumed healthcare cost trend rate would increase the March 31, 2017 accumulated postretirement benefit obligation by approximately $800 thousand, while a one-percentage-point decrease would reduce the benefit obligation by approximately $700 thousand. The aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2018 would not change by a significant amount as a result of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss at the beginning of the year are amortized as a component of net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2017 and 2016 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2017	2016	2017	2016
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$79,299	$81,544	$(7,234)	$(6,402)
Losses (gains) arising during the year	2,313	4,787	554	(1,263)
Amortization included in net periodic benefit cost during the year	(7,567)	(7,032)	394	431
Net actuarial loss (gain), end of year	74,045	79,299	(6,286)	(7,234)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(15,061)	(17,630)	(108)	—
Prior service cost (benefit) arising during the year	—	111	(4)	(108)
Amortization included in net periodic benefit cost during the year	2,991	2,458	—	—
Prior service cost (benefit), end of year	(12,070)	(15,061)	(112)	(108)

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$61,975	$64,238	$(6,398)	$(7,342)
Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit amounts related to ownership interests in unconsolidated affiliates.
The Company expects to recognize approximately $5.2 million of the March 31, 2017 net actuarial loss and $2.4 million of the March 31, 2017 prior service benefit in net periodic benefit cost during fiscal year 2018.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 94% of consolidated plan assets and 83% of consolidated PBO at March 31, 2017, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted–average target pension asset allocation and target ranges at the March 31, 2017 measurement date and the actual asset allocations at the March 31, 2017 and 2016 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2017	2016
Equity securities	26.0%	16%	-	36%	31.9%	22.4%
Fixed income securities (1)	69.0%	59%	-	79%	61.7%	71.5%
Alternative investments	5.0%	0%	-	10%	6.4%	6.1%
Total	100.0%				100.0%	100.0%

(1)	Actual amounts include high yield securities and cash balances held for the payment of benefits.
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company expects to make contributions of approximately $7.8 million to its defined benefit pension plans in fiscal year 2018, including $6.0 million to its ERISA-regulated U.S. plan and $1.8 million to its non-ERISA regulated and other plans.
Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2018	$15,031	$3,142
2019	22,040	3,129
2020	20,162	3,015
2021	16,727	2,930
2022	17,019	2,797
2023 - 2027	88,929	12,554

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

Fair values of the assets of the Company’s pension plans as of March 31, 2017 and 2016, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Equity securities	$65,637	$—	$—	$65,637
Fixed income securities (1)	128,215	10,134	3,072	141,421
Alternative investments	—	—	13,094	13,094
Total investments	$193,852	$10,134	$16,166	$220,152

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Equity securities	$43,807	$—	$—	$43,807
Fixed income securities (1)	141,218	7,491	13,382	162,091
Alternative investments	—	—	11,961	11,961
Total investments	$185,025	$7,491	$25,343	$217,859

(1)	Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $2.6 million for fiscal year 2017, $2.4 million for fiscal year 2016, and $1.5 million for fiscal year 2015.
NOTE 11.   COMMON AND PREFERRED STOCK
Common Stock
At March 31, 2017, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 25,274,506 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them.
Preferred Stock
Authorized and Outstanding Shares
The Company is also authorized to issue up to 5,000,000 shares of preferred stock, 500,000 shares of which are reserved for Series A Junior Participating Preferred Stock and 220,000 of which were reserved for Series B 6.75% Convertible Perpetual Preferred Stock. No Series A Junior Participating Preferred Stock has been issued. In 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock were issued under this authorization. As discussed below, all of those shares were converted during fiscal year 2017, and none were outstanding at March 31, 2017.
Conversion of Series B 6.75% Convertible Perpetual Preferred Stock
In December 2016, holders of 111,072 shares of the Series B 6.75% Convertible Perpetual Preferred Stock voluntarily exercised their conversion rights under the original issuance terms of the preferred shares. The Company chose to satisfy the full conversion obligation for those preferred shares with shares of its common stock, issuing 2,487,118 common shares at the applicable conversion rate in exchange for the preferred shares tendered. The consolidated balance sheet at March 31, 2017 reflects a non-cash reclassification of $107.6 million from preferred stock to common stock to reflect the conversion of those preferred shares.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 9, 2017, the Company announced a mandatory conversion of all 107,418 remaining outstanding shares of the preferred stock after meeting the requirements to initiate the mandatory conversion under the original terms of the preferred shares. The Company chose to satisfy the conversion obligation for the mandatory conversion in cash, paying approximately $178.4 million for those preferred shares on January 31, 2017 to complete the conversion.
With the completion of the mandatory conversion in January 2017, the Company’s outstanding equity securities consist only of its common stock. Dividend payments on the preferred shares, which previously totaled approximately $15 million annually, have been discontinued. Although the conversions of the preferred stock into common stock or for cash did not impact the Company’s net income, the shares converted for cash under the mandatory conversion in January 2017 resulted in a one-time reduction of retained earnings of approximately $74.4 million during the fourth quarter ended March 31, 2017, representing the excess of the conversion cost over the carrying value of those shares. The reduction in retained earnings resulted in a corresponding one-time reduction of earnings available to common shareholders for the fiscal year ended March 31, 2017 for purposes of determining the amounts reported for basic and diluted earnings per share.
Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s capital stock (common and preferred stock). Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2015 through 2017. The current program, which replaced an expiring program, was authorized and became effective on November 5, 2015. It authorizes the purchase of up to $100 million of the Company's outstanding common stock and expires on the earlier of November 15, 2017, or when the funds authorized for the program have been exhausted. At March 31, 2017, the full $100 million authorization remained available for share repurchases under the current program.
Share repurchases under the programs for the fiscal years ended March 31, 2017, 2016, and 2015 were as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Common Stock
Number of shares repurchased	—	—	719,993
Cost of shares repurchased (in thousands of dollars)	$—	$—	$31,227
Weighted-average cost per share	$—	$—	$43.37

Series B 6.75% Convertible Perpetual Preferred Stock
Number of shares repurchased	—	—	1,509
Cost of shares repurchased (in thousands of dollars)	$—	$—	$1.497
Weighted-average cost per share	$—	$—	$992.27
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
The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Executive Compensation, Nominating, and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. In recent years, the Compensation Committee has awarded only grants of RSUs and PSAs, and all stock options and SARs granted in previous years were either exercised or had expired by the end of fiscal year 2017. Outside directors automatically receive restricted stock units following each annual meeting of shareholders.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-qualified stock options and SARs previously granted under the Plans had an exercise price equal to the market price of a share of common stock on the date of grant. SARs granted under the Plans vested in equal one-third tranches one, two, and three years after the grant date and expired 10 years after the grant date, except that SARs granted after fiscal year 2007 expired on the earlier of 3 years after the grantee’s retirement date or 10 years after the grant date. RSUs awarded under the Plans vest 5 years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest 3 years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. RSUs awarded to outside directors vest 3 years after the grant date, and restricted stock vests upon the individual’s retirement from service as a director.
Stock Options and SARs
The following tables summarize the Company’s stock option and SAR activity and related information for fiscal years 2015 through 2017:

	Shares	Weighted-Average Exercise Price
Fiscal Year Ended March 31, 2015:
Outstanding at beginning of year	257,340	$54.83
Exercised	(63,539)	38.50
Cancelled/expired	(24,200)	62.66
Outstanding at end of year	169,601	59.82

Fiscal Year Ended March 31, 2016:
Exercised	(6,200)	51.32
Cancelled/expired	(11,200)	62.66
Outstanding at end of year	152,201	59.96

Fiscal Year Ended March 31, 2017:
Exercised	(135,334)	61.72
Cancelled/expired	(16,867)	45.82
Outstanding at end of year	—	$—
As indicated in the table, with the exercise and/or expiration of all remaining SARs during fiscal year 2017, there were no SARs or stock options outstanding at March 31, 2017.

	Fiscal Year Ended March 31,
	2017	2016	2015
Total intrinsic value of stock options and SARs exercised	$555	$26	$1,091
Total fair value of SARs vested	$—	$—	$375
Intrinsic value in the above table is based on the difference between the market price of the underlying shares at the exercise date and the exercise price of the SARs or stock options.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs
The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2015 through 2017:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2015:
Unvested at beginning of year	293,180	$44.33	48,100	$42.33	149,387	$41.76
Granted	94,539	51.86	—	—	57,580	46.41
Vested	(123,322)	42.02	—	—	(50,092)	31.95
Forfeited	—	—	—	—	(3,400)	53.56
Unvested at end of year	264,397	48.10	48,100	42.33	153,475	45.58

Fiscal Year Ended March 31, 2016:
Granted	80,932	51.62	—	—	86,212	45.06
Vested	(42,384)	41.64	—	—	(85,387)	38.14
Unvested at end of year	302,945	49.95	48,100	42.33	154,300	48.13

Fiscal Year Ended March 31, 2017:
Granted	74,776	55.27	—	—	58,805	49.17
Vested	(51,544)	44.57	(17,900)	42.26	(52,230)	53.56
Forfeited	(539)	55.63	—	—	(525)	49.17
Unvested at end of year	325,638	$52.01	30,200	$42.37	160,350	$46.86
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
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2017, 2016, and 2015, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Total stock-based compensation expense	$6,475	$5,206	$6,230
Income tax benefit recorded on stock-based compensation expense	$2,266	$1,822	$2,181
At March 31, 2017, the Company had $6.0 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.1 years. All stock options were exercised, cancelled, or expired before the end of fiscal year 2015, and cash proceeds from the exercise of stock options were not material for that fiscal year.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries where it operates. Contracts in most countries cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2017, the Company had contracts to purchase approximately $622 million of tobacco to be delivered during the coming fiscal year and $68 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by advances to farmers and other suppliers, which totaled approximately $104 million, net of allowances, at March 31, 2017. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. As noted above and discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $48 million at March 31, 2017.
Guarantees and Other Contingent Liabilities
Guarantees of Bank Loans and Other Contingent Liabilities
Guarantees of bank loans to growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at March 31, 2017, all of which expire within one year. As noted above, the subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at March 31, 2017, was the face amount, $17 million including unpaid accrued interest ($13 million as of March 31, 2016). The fair value of the guarantees was a liability of approximately $1 million at March 31, 2017 ($2 million at March 31, 2016). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $2 million at March 31, 2017, primarily under outstanding letters of credit.
Value-Added Tax Assessments in Brazil
As discussed in Note 1, the Company's local operating subsidiaries pay significant amounts of value-added tax ("VAT") in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company's operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from the tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary's VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $15 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $18 million. These amounts are based on the exchange rate for the Brazilian currency at March 31, 2017. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary's positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of March 31, 2017, a portion of the subsidiary's arguments had been accepted, and the outstanding assessment had been reduced, although interest on the remaining assessment has continued to accumulate. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $15 million at the March 31, 2017 exchange rate. The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $15 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2017.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary's tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $6 million at the March 31, 2017 exchange rate, reflecting a substantial reduction from the original $18 million assessment. Notwithstanding the reduction, management and outside counsel continue to

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believe that the new assessment is not supported by the underlying statutes and relevant case law and have taken the necessary steps to challenge the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $6 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2017.
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
Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company's six largest customers are Altria Group, Inc, British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International, Inc. In the aggregate, these customers have accounted for more than 65% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2017, 2016, and 2015, revenue from Philip Morris International, Inc. was approximately $590 million, $640 million, and $580 million, respectively. For the same periods, British American Tobacco plc accounted for revenue of approximately $220 million, $230 million, and $220 million, respectively, and Imperial Brands plc accounted for revenue of approximately $230 million, $210 million, and $280 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
Accounts Receivable
The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $4 million and $9 million at March 31, 2017 and 2016, respectively. At March 31, 2017 and 2016, net accounts receivable by reportable operating segment were as follows:

	March 31,
	2017	2016
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$111,520	$85,985
Other Regions	294,799	303,932
Subtotal	406,319	389,917
Other Tobacco Operations	32,969	38,742
Consolidated accounts receivable, net	$439,288	$428,659
Acquisition of Partner's Interest in Tobacco Processing Joint Venture
For a number of years, the Company held a 50% joint venture ownership interest in Procesadora Unitab, S.A., a tobacco processing entity in Guatemala. In December 2015, the Company acquired the 50% interest held by its joint venture partner for $6 million in cash. In accordance with Accounting Standards Codification Topic 805, "Business Combinations" (“ASC 805”), the transaction was accounted for using the acquisition method of accounting, which required the Company to record all underlying assets and liabilities of the entity at their fair values as of the transaction date and to consolidate the financial statements of the entity.  Based on those fair values, the Company recorded a pretax gain of $3.4 million on the transaction during the third quarter of fiscal year 2016. The gain is reported in Other Income in the consolidated statements of income. The purchase price of the newly-acquired 50% interest approximated fair value, and the gain resulted from remeasuring the Company’s original 50% ownership interest in the entity to fair value. No goodwill or identifiable intangible assets were recorded as part of the transaction, and acquisition-related costs were not significant.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the fair values to the net assets acquired was complete at the time the transaction was recorded. Based on the nature of its operations, the net assets of the acquired entity are comprised primarily of property, plant, and equipment, and the fair values recorded for those assets totaled approximately $12 million based primarily on a third-party appraisal. The acquired entity is included in the Company’s North America operating segment.
Reversal of Valuation Allowance on IPI Tax Credits in Brazil
During fiscal year 2014, a longstanding lawsuit filed by the Company’s operating subsidiary in Brazil related to certain excise tax credits (IPI tax credits) was concluded following a decision in the subsidiary’s favor in the Brazilian federal courts and the expiration of the time period for the government to appeal the decision. IPI tax credits were established under Brazilian tax laws to allow recovery of a portion of the excise taxes paid on manufactured products when those products are sold in export markets; however, the Brazilian tax authorities subsequently issued certain regulations that prevented the subsidiary from claiming those credits. The lawsuit filed by the subsidiary challenged the denial of the tax credits based on the law.
The final court decision entitled the subsidiary to approximately $104 million of IPI tax credits (based on the exchange rate at the date of the decision), which were eligible to be used to offset other Brazilian federal tax payments for a period of up to five years from the date the subsidiary’s right to claim the credits was confirmed. The subsidiary recorded a gain on the favorable outcome of the case in fiscal year 2014, which was net of a valuation allowance based on estimates of the tax credits that were not probable of being realized prior to their expiration. In the fourth quarter of fiscal year 2015, based on actual realization of the tax credits to date, as well as updated tax payment projections for future periods, revised estimates indicated that all remaining IPI tax credits would be fully utilized prior to their expiration. On that basis, the subsidiary reversed the full valuation allowance on the credits of $12.7 million (based on the then current exchange rate) during that quarter. That reversal was reported in Other Income in the consolidated statement of income.
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
The principal approach used by management to evaluate the Company’s performance is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Oriental tobacco operations consist principally of a 49% interest in an affiliate, and the performance of those operations is evaluated based on the Company’s equity in the pretax earnings of that affiliate. Under this structure, the Company has the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers. The Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and the Oriental business supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services includes the Company's laboratory services business, which provides physical and chemical product testing and smoke testing for customers, its food ingredients business, as well as its liquid nicotine joint venture.
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
Universal incurs overhead expenses related to senior management, sales, finance, legal, and other functions that are centralized at its corporate headquarters, as well as functions performed at several sales and administrative offices around the world. These overhead expenses are allocated to the various operating segments, generally on the basis of tobacco volumes planned to be purchased and/or processed. Management believes this method of allocation is representative of the value of the related services provided to the operating segments. The Company evaluates the performance of its segments based on operating income after allocated overhead expenses, plus equity in the pretax earnings of unconsolidated affiliates.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of, or for, the fiscal years ended March 31, 2017, 2016, and 2015, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2017	2016	2015	2017	2016	2015
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$416,438	$361,827	$305,028	$35,151	$31,147	$31,060
Other Regions (1)	1,422,991	1,538,971	1,739,781	143,349	143,596	125,839
Subtotal	1,839,429	1,900,798	2,044,809	178,500	174,743	156,899
Other Tobacco Operations (2)	231,789	219,575	226,992	9,984	11,325	10,326
Segment total	2,071,218	2,120,373	2,271,801	188,484	186,068	167,225
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)				(5,774)	(5,422)	(7,137)
Restructuring and impairment costs (4)				(4,359)	(2,389)	(4,890)
Add: Other income (5)				—	3,390	12,676
Consolidated total	$2,071,218	$2,120,373	$2,271,801	$178,351	$181,647	$167,874

	Segment Assets			Goodwill
	March 31,			March 31,
	2017	2016	2015	2017	2016	2015
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$357,406	$364,003	$281,449	$—	$—	$—
Other Regions (1)	1,465,109	1,548,517	1,607,846	97,159	97,318	97,372
Subtotal	1,822,515	1,912,520	1,889,295	97,159	97,318	97,372
Other Tobacco Operations (2)	300,890	318,657	297,180	1,644	1,713	1,713
Segment and consolidated totals	$2,123,405	$2,231,177	$2,186,475	$98,803	$99,031	$99,085

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2017	2016	2015	2017	2016	2015
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$4,626	$4,314	$4,284	$4,202	$2,282	$5,814
Other Regions (1)	26,106	29,187	28,827	21,619	25,122	39,303
Subtotal	30,732	33,501	33,111	25,821	27,404	45,117
Other Tobacco Operations (2)	5,238	4,143	4,213	9,809	19,749	13,268
Segment and consolidated totals	$35,970	$37,644	$37,324	$35,630	$47,153	$58,385

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Oriental, and Special Services, as well as intercompany eliminations. Sales and other operating revenues, goodwill, depreciation and amortization, and capital expenditures include limited amounts or no amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings of the unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $78.1 million, $81.8 million, and $74.9 million, at March 31, 2017, 2016, and 2015, respectively.

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

(5)
Other income in fiscal year 2016 represents a gain from remeasuring to fair value the Company's original 50% ownership in Procesadora Unitab, S.A., a tobacco processing joint venture in Guatemala, upon acquiring the 50% interest held by the Company's joint venture partner (See Note 13). Other income in fiscal year 2015 represents the reversal of a valuation allowance on IPI excise tax credits in Brazil (See Note 13).

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data as of, or for, the fiscal years ended March 31, 2017, 2016, and 2015, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2017	2016	2015
Belgium	$320,735	$371,580	$336,396
United States	320,731	275,147	290,950
Germany	123,649	155,180	170,338
China	137,855	135,032	174,872
Netherlands	91,266	121,767	113,297
Russia	84,784	109,559	126,652
All other countries	992,198	952,108	1,059,296
Consolidated total	$2,071,218	$2,120,373	$2,271,801

	Long-Lived Assets
	March 31,
	2017	2016	2015
United States	$85,145	$84,072	$70,929
Brazil	134,074	133,727	135,980
Mozambique	50,311	53,069	55,733
All other countries	146,698	154,090	141,893
Consolidated total	$416,228	$424,958	$404,535

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2017, 2016, and 2015:

	Fiscal Year Ended March 31,
(in thousands of dollars)	2017	2016	2015
Foreign currency translation:
Balance at beginning of year	$(26,992)	$(31,138)	$(8,476)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $3,715, $(2,119), and $12,181)	(6,899)	3,934	(22,625)
Less: Net loss (gain) on foreign currency translation attributable to noncontrolling interests	753	212	(37)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(6,146)	4,146	(22,662)
Balance at end of year	$(33,138)	$(26,992)	$(31,138)

Foreign currency hedge:
Balance at beginning of year	$675	$(1,834)	$769
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $991, $(1,060), and $2,304)	(1,841)	1,969	(4,280)
Reclassification of net loss to earnings (net of tax benefit of $(489), $(291), and $(903)) (1)	908	540	1,677
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(933)	2,509	(2,603)
Balance at end of year	$(258)	$675	$(1,834)

Interest rate hedge:
Balance at beginning of year	$(6,997)	$(1,982)	$(608)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(3,150), $4,489, and $1,416)	5,849	(8,335)	(2,628)
Reclassification of net loss to earnings (net of tax benefit of $(1,370), $(1,788), and $(675))(2)	2,546	3,320	1,254
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	8,395	(5,015)	(1,374)
Balance at end of year	$1,398	$(6,997)	$(1,982)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(39,036)	$(40,040)	$(26,017)
Other comprehensive income (loss) attributable to Universal Corporation:
Net losses arising during the year (net of tax benefit of $751, $1,035, and $9,719)(3)	(1,395)	(1,921)	(18,049)
Amortization included in earnings (net of tax benefit of $(1,546), $(1,576), and $(2,163)) (4)	2,870	2,925	4,026
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,475	1,004	(14,023)
Balance at end of year	$(37,561)	$(39,036)	$(40,040)

Total accumulated other comprehensive income (loss) at end of year	$(69,559)	$(72,350)	$(74,994)

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)Gain (loss) on foreign currency cash flow hedges related to forecast purchases of tobacco is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 8 for additional information.
(2)Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the debt or upon termination of the interest rate swap agreements prior to their scheduled maturity dates. See Note 8 for additional information.
(3)These items arise from the remeasurement of the assets and liabilities of the Company's defined benefit pension plans. Those remeasurements are made on an annual basis at the end of the fiscal year. See Note 10 for additional information.
(4)This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 10 for additional information.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.   UNAUDITED QUARTERLY FINANCIAL DATA
Unaudited quarterly financial data for the fiscal years ended March 31, 2017 and 2016 is provided in the table below. Due to the seasonal nature of the Company's business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2017
Operating Results:
Sales and other operating revenues	$295,475	$456,942	$668,771	$650,030
Gross profit	52,197	87,844	135,453	119,185
Net income (loss)	(7,504)	26,498	57,062	36,450
Net income (loss) attributable to Universal Corporation	(5,476)	25,264	53,647	32,869
Earnings (loss) available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	(9,163)	21,577	49,960	(41,484)
Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	(0.40)	0.95	2.17	(1.64)
Diluted	(0.40)	0.90	1.92	(1.64)
Cash Dividends Declared:
Per share of convertible perpetual preferred stock	16.88	16.87	16.88	—
Per share of common stock	0.53	0.53	0.54	0.54
Market Price Range of Common Stock:
High	57.75	61.69	64.20	83.35
Low	52.26	55.29	52.40	63.30

Fiscal Year Ended March 31, 2016
Operating Results:
Sales and other operating revenues	$275,419	$456,382	$584,592	$803,980
Gross profit	48,389	98,094	119,906	140,942
Net income (loss)	(6,125)	25,064	46,615	52,594
Net income (loss) attributable to Universal Corporation	(5,947)	22,465	44,534	47,964
Earnings (loss) available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	(9,634)	18,778	40,847	44,277
Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	(0.43)	0.83	1.80	1.95
Diluted	(0.43)	0.81	1.60	1.72
Cash Dividends Declared:
Per share of convertible perpetual preferred stock	16.88	16.87	16.88	16.87
Per share of common stock	0.52	0.52	0.53	0.53
Market Price Range of Common Stock:
High	57.76	58.41	57.72	57.27
Low	46.80	46.98	49.70	51.49

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

Significant items included in the quarterly results were as follows:
Fiscal Year Ended March 31, 2017

•
Second Quarter – Restructuring and impairment costs totaling $3.7 million, primarily related to the Company's decision to close its tobacco processing facility in Hungary. The Company is now processing tobaccos sourced from Hungary in its factories in Italy. The costs incurred for the change in operations in Hungary included statutory employee termination benefits and impairment charges related to certain property and equipment. Those costs reduced net income attributable to Universal Corporation by $2.4 million and diluted earnings per share by $0.09.

•
Fourth Quarter – The conversion of 107,418 shares of the Company's Series B 6.75% Convertible Perpetual Preferred Stock for cash resulted in a one-time reduction of retained earnings of approximately $74.4 million during the quarter ending March 31, 2017, representing the excess of the conversion cost over the carrying value of those preferred shares. The reduction in retained earnings resulted in a corresponding one-time reduction of earnings available to common shareholders for purposes of determining the amounts reported for basic and diluted earnings per share for those periods. The reduction in earnings available to common shareholders decreased diluted earnings per share for the quarter by $2.90.

Fiscal Year Ended March 31, 2016

•
First Quarter – Restructuring and impairment costs totaling $2.4 million, related to a decision to significantly scale back the Company's operations in Zambia. The costs included statutory employee termination benefits, impairment charges related to outstanding balances on loans to farmers whose contracts were terminated as a result of the decision, and impairment charges on certain property and equipment. The restructuring and impairment costs reduced net income attributable to Universal Corporation by $1.6 million and diluted earnings per share by $0.06.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Universal Corporation

We have audited the accompanying consolidated balance sheets of Universal Corporation as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Corporation at March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 26, 2017

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Universal Corporation

We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Universal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Corporation maintained, in all material respects, effective internal control over financial reporting as of
March 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Corporation as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017 and our report dated May 26, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
May 26, 2017

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2017, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2017.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2017. Their report on this audit appears on page 82 of this Annual Report.
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
Item 9B. Other Information
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2017 Proxy Statement.
The following are executive officers of the Company as of May 26, 2017:

Name and Age	Position	Business Experience During Past The Five Years
G. C. Freeman, III (53)	Chairman, President, and Chief Executive Officer
Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.

A. L. Hentschke (47)	Senior Vice President and Chief Operating Officer
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

D. C. Moore (61)	Senior Vice President and Chief Financial Officer
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

T. G. Broome (63)	Executive Vice President and Sales Director, Universal Leaf Tobacco Company, Inc.
Mr. Broome was elected Executive Vice President and Sales Director, Universal Leaf, in October 2012. From April 2011 through October 2012, Mr. Broome served as Executive Vice President. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.

P. D. Wigner (48)	Vice President, General Counsel and Secretary
Mr. Wigner was elected Vice President in August 2007, and General Counsel and Secretary in November 2005 and also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.

J. A. Huffman (55)	Senior Vice President, Information and Planning, Universal Leaf Tobacco Company, Inc.
Mr. Huffman was elected Senior Vice President, Information and Planning, Universal Leaf, in August 2007. From September 2003 to August 2007, Mr. Huffman served as Senior Vice President. From September 2002 to September 2003, Mr. Huffman served as Vice President and Controller. He has been employed with the Company since 1996.

C. C. Formacek (57)	Vice President and Treasurer
Ms. Formacek was elected Vice President and Treasurer effective April 2012. Ms. Formacek served as Treasurer of Universal Leaf from April 2011 through March 2012. She joined the Company in September 2009 and served as Assistant Treasurer of Universal Leaf from that time through March 2011.

R. M. Peebles (59)	Vice President and Controller	Mr. Peebles was elected Vice President and Controller in April 2011. Mr. Peebles joined the Company in September 2003 and served as Controller from that time through March 2011.
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
The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2017 Proxy Statement and such information is incorporated by reference herein.
Item 11.   Executive Compensation
Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2017 Proxy Statement, which information is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Stock Ownership” in the Company’s 2017 Proxy Statement, which information is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2017 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2017 Proxy Statement and such information is incorporated by reference herein.
Item 14.   Principal Accounting Fees and Services
Refer to the captions “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2017 Proxy Statement, which information is incorporated herein by reference.

PART IV
 Item 15.   Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report:

1.	Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2017, 2016, and 2015
Consolidated Balance Sheets at March 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2017, 2016, and 2015
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2017, 2016, and 2015
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

Item 16.   Form 10-K Summary

None.

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2017, 2016, and 2015

Description	Balance at Beginning of Year	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
(in thousands of dollars)

Fiscal Year Ended March 31, 2015:
Allowance for doubtful accounts (deducted from accounts receivable)	$6,536	$1,341	$—	$(2,395)	$5,482

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	46,078	3,734	—	(15,139)	34,673

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	29,504	1,855	—	(8,141)	23,218

Fiscal Year Ended March 31, 2016:
Allowance for doubtful accounts (deducted from accounts receivable)	$5,482	$6,970	$—	$(3,353)	$9,099

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	34,673	815	—	(6,623)	28,865

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	23,218	1,755	—	(6,221)	18,752

Fiscal Year Ended March 31, 2017:
Allowance for doubtful accounts (deducted from accounts receivable)	$9,099	$(5,071)	$—	$(81)	$3,947

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	28,865	(857)	—	(934)	27,074

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	18,752	(3,392)	—	(2,808)	12,552

(1)	Includes direct write-offs of assets and currency remeasurement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION
May 26, 2017
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 26, 2017
George C. Freeman, III	(Principal Executive Officer)

/s/ DAVID C. MOORE	Senior Vice President and Chief Financial Officer	May 26, 2017
David C. Moore	(Principal Financial Officer)

/s/ ROBERT M. PEEBLES	Vice President and Controller	May 26, 2017
Robert M. Peebles	(Principal Accounting Officer)

/s/ JOHN B. ADAMS, JR.	Director	May 26, 2017
John B. Adams, Jr.

/s/ DIANA F. CANTOR	Director	May 26, 2017
Diana F. Cantor

/s/ LENNART R. FREEMAN	Director	May 26, 2017
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 26, 2017
Thomas H. Johnson

/s/ MICHAEL T. LAWTON	Director	May 26, 2017
Michael T. Lawton

/s/ EDDIE N. MOORE, JR.	Director	May 26, 2017
Eddie N. Moore, Jr.

/s/ ROBERT C. SLEDD	Director	May 26, 2017
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

10.15	Universal Corporation Executive Officer Annual Incentive Plan, as amended (incorporated herein by reference to the Registrant's definitive proxy statement filed June 25, 2014, File No. 001-00652).

10.16
Form of Universal Corporation 2010 Restricted Stock Units Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, File No. 001-00652).

10.17
Universal Leaf Tobacco Company, Incorporated Deferred Income Plan III, amended and restated as of December 31, 2008 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, File No. 001-00652).

10.18
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

10.20
Form of Universal Corporation Performance Share Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011, File No. 001-00652).

10.21
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

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Annual Report on Form 10-K for the fiscal year ended March 31, 2017, furnished in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for each of the three years ended March 31, 2017, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended March 31, 2017, 2016 and 2015, (iii) the Consolidated Balance Sheets at March 31, 2017 and 2016, (iv) the Consolidated Statement of Cash Flows for each of the three years ended March 31, 2017, 2016 and 2015, (v) the Consolidated Statement of Shareholders’ Equity for each of the three years ended March 31, 2017, 2016 and 2015, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule II - Valuation and Qualifying Accounts.

_________
*    Filed herewith.