Form 10-Q
period 2017-06-30
UNIVERSAL CORP /VA/
filed 2017-08-03
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2017, the total number of shares of common stock outstanding was 25,325,595.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2017	2016
	(Unaudited)
Sales and other operating revenues	$284,622	$295,475
Costs and expenses
Cost of goods sold	230,765	243,278
Selling, general and administrative expenses	47,302	60,199
Operating income (loss)	6,555	(8,002)
Equity in pretax earnings (loss) of unconsolidated affiliates	(435)	(130)
Interest income	670	363
Interest expense	3,932	4,054
Income (loss) before income taxes and other items	2,858	(11,823)
Income taxes	(463)	(4,319)
Net income (loss)	3,321	(7,504)
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	256	2,028
Net income (loss) attributable to Universal Corporation	3,577	(5,476)
Dividends on Universal Corporation convertible perpetual preferred stock	—	(3,687)
Earnings (loss) available to Universal Corporation common shareholders	$3,577	$(9,163)

Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	$0.14	$(0.40)
Diluted	$0.14	$(0.40)

Weighted average common shares outstanding:
Basic	25,407,293	22,734,225
Diluted	25,632,157	22,734,225

Total comprehensive income (loss), net of income taxes	$9,109	$(12,330)
Less: comprehensive income attributable to noncontrolling interests, net of income taxes	304	2,245
Comprehensive income (loss) attributable to Universal Corporation, net of income taxes	$9,413	$(10,085)

Dividends declared per common share	$0.54	$0.53

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2017	2016	2017
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$128,605	$316,087	$283,993
Accounts receivable, net	209,321	218,665	439,288
Advances to suppliers, net	58,218	69,044	103,750
Accounts receivable—unconsolidated affiliates	62,239	46,794	2,373
Inventories—at lower of cost or net realizable value:
Tobacco	917,945	846,356	565,943
Other	74,628	66,080	68,087
Prepaid income taxes	16,523	19,948	16,713
Other current assets	71,823	50,772	81,252
Total current assets	1,539,302	1,633,746	1,561,399

Property, plant and equipment
Land	22,787	22,927	22,852
Buildings	267,740	264,438	266,802
Machinery and equipment	606,473	593,507	597,213
	897,000	880,872	886,867
Less accumulated depreciation	(580,927)	(557,856)	(569,527)
	316,073	323,016	317,340
Other assets
Goodwill and other intangibles	99,023	99,059	98,888
Investments in unconsolidated affiliates	82,645	79,510	78,457
Deferred income taxes	25,451	20,860	25,422
Other noncurrent assets	42,494	57,693	41,899
	249,613	257,122	244,666

Total assets	$2,104,988	$2,213,884	$2,123,405

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2017	2016	2017
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$45,064	$70,753	$59,133
Accounts payable and accrued expenses	189,676	165,651	153,515
Accounts payable—unconsolidated affiliates	869	2,730	7,231
Customer advances and deposits	1,841	8,406	11,007
Accrued compensation	19,404	22,863	32,007
Income taxes payable	2,132	4,057	5,103
Current portion of long-term debt	—	—	—
Total current liabilities	258,986	274,460	267,996

Long-term debt	368,821	368,468	368,733
Pensions and other postretirement benefits	77,312	88,782	80,689
Other long-term liabilities	31,189	45,480	31,424
Deferred income taxes	46,836	11,778	47,985
Total liabilities	783,144	788,968	796,827

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, no shares outstanding (218,490 at June 30, 2016, and none at March 31, 2017)	—	211,562	—
Common stock, no par value, 100,000,000 shares authorized, 25,325,595 shares issued and outstanding (22,766,040 at June 30, 2016, and 25,274,506 at March 31, 2017)	321,215	209,044	321,207
Retained earnings	1,024,567	1,044,674	1,034,841
Accumulated other comprehensive loss	(63,723)	(76,959)	(69,559)
Total Universal Corporation shareholders' equity	1,282,059	1,388,321	1,286,489
Noncontrolling interests in subsidiaries	39,785	36,595	40,089
Total shareholders' equity	1,321,844	1,424,916	1,326,578

Total liabilities and shareholders' equity	$2,104,988	$2,213,884	$2,123,405

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,321	$(7,504)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	8,818	8,642
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	1,290	(113)
Foreign currency remeasurement (gain) loss, net	(5,917)	9,642
Other, net	(1,944)	8,079
Changes in operating assets and liabilities, net	(122,647)	(2,690)
Net cash provided (used) by operating activities	(117,079)	16,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,356)	(7,303)
Proceeds from sale of property, plant and equipment	206	252
Net cash used by investing activities	(6,150)	(7,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	(16,058)	5,782
Dividends paid on convertible perpetual preferred stock	—	(3,687)
Dividends paid on common stock	(13,649)	(12,040)
Other	(2,827)	(2,250)
Net cash used by financing activities	(32,534)	(12,195)

Effect of exchange rate changes on cash	375	(170)
Net decrease in cash and cash equivalents	(155,388)	(3,360)
Cash and cash equivalents at beginning of year	283,993	319,447

Cash and cash equivalents at end of period	$128,605	$316,087
See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the leading global leaf tobacco supplier. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted in Fiscal Year 2018

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that most inventory be measured at the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the "estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation." ASU 2015-11 is effective for fiscal years beginning after December 31, 2016, and was adopted by the Company effective April 1, 2017, the beginning of fiscal year 2018. As required under the guidance, ASU 2015-11 is applied prospectively after the date of adoption, and its adoption did not have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles - Goodwill and Other (Topic 350)" ("ASU 2017-04"). Under current accunting guidance, the fair value of a reporting unit to which a specific goodwill balance relates is first compared to its carrying value in the financial statements (Step 1). If that comparison indicates that the goodwill is impaired, an implied fair value for the goodwill must then be calculated by deducting the individual fair values of all other assets and liabilities, including any unrecognized intangible assets, from the total fair value of the reporting unit. ASU 2017-04 simplifies the accounting guidance by eliminating Step 2 from the goodwill impairment test and using the fair value of the reporting unit determined in Step 1 to measure the goodwill impairment loss. The updated guidance is effective for fiscal years beginning after December 15, 2019. The Company will be required to adopt ASU 2017-04 effective April 1, 2020, which is the beginning of its fiscal year ending March 31, 2021, and is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASU 2017-07"). ASU 2017-07 requires that an employer report the service cost component of pension or other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, the line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The guidance is effective for fiscal years beginning after December 15, 2017. The Company will be required to adopt ASU 2017-07 effective April 1, 2018, which is the beginning of its fiscal year ending March 31, 2019. The line item classification changes required by the new guidance will not impact the Company's pretax earnings or net income; however, operating income and interest expense will increase by offsetting amounts that are not expected to be material to the Company's consolidated financial statements.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at June 30, 2017, all of which expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at June 30, 2017, was the face amount, $3 million including unpaid accrued interest ($2 million at June 30, 2016, and $17 million at March 31, 2017). The fair value of the guarantees was a liability of approximately $1 million at June 30, 2017 ($2 million at June 30, 2016, and $1 million at March 31, 2017). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $2 million at June 30, 2017, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $14 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $17 million. Those amounts are based on the exchange rate for the Brazilian currency at June 30, 2017. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of June 30, 2017, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $14 million (at the June 30, 2017 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $14 million remaining assessment, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2017.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim, and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $5 million at the June 30, 2017 exchange rate, reflecting a substantial reduction from the original $17 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $5 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2017.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $89 million at June 30, 2017, $101 million at June 30, 2016, and $134 million at March 31, 2017. The related valuation allowances totaled $29 million at June 30, 2017, $30 million at June 30, 2016, and $27 million at March 31, 2017, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $1.3 million and reduced by net recoveries of $113 thousand in the three-month periods ended June 30, 2017 and 2016, respectively. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2017, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $56 million ($47 million at June 30, 2016, and $45 million at March 31, 2017), and the related valuation allowances totaled approximately $15 million ($17 million at June 30, 2016, and $13 million at March 31, 2017). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Conversion of Series B 6.75% Convertible Perpetual Preferred Stock
In December 2016, holders of 111,072 shares of the Company’s Series B 6.75% Convertible Perpetual Preferred Stock (approximately 50.8% of the outstanding shares) voluntarily exercised their conversion rights under the original issuance terms of the preferred shares. The Company chose to satisfy the full conversion obligation for those preferred shares with shares of its common stock, issuing 2,487,118 common shares at the applicable conversion rate in exchange for the preferred shares tendered. The Company recorded a non-cash reclassification of $107.6 million from preferred stock to common stock in the third quarter of fiscal year 2017 to reflect the conversion of those preferred shares.
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
With the completion of the mandatory conversion in January 2017, the Company’s outstanding equity securities consist only of its common stock. Dividend payments on the preferred shares, which previously totaled approximately $15 million annually, were discontinued. Although the conversions of the preferred stock into common stock or for cash did not impact the Company’s net income, the shares converted for cash under the mandatory conversion in January 2017 resulted in a one-time reduction of retained earnings of approximately $74.4 million during the fourth quarter of fiscal year 2017, representing the excess of the conversion cost over the carrying value of those shares. The reduction in retained earnings also resulted in a corresponding one-time reduction of earnings available to common shareholders for the fourth quarter and fiscal year ended March 31, 2017 for purposes of determining the amounts reported for basic and diluted earnings per share for those periods.

NOTE 4.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2017	2016

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$3,577	$(5,476)
Less: Dividends on convertible perpetual preferred stock	—	(3,687)
Earnings (loss) available to Universal Corporation common shareholders for calculation of basic earnings per share	3,577	(9,163)

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	25,407,293	22,734,225

Basic earnings (loss) per share	$0.14	$(0.40)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Earnings (loss) available to Universal Corporation common shareholders	$3,577	$(9,163)
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	—
Earnings (loss) available to Universal Corporation common shareholders for calculation of diluted earnings (loss) per share	3,577	(9,163)

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	25,407,293	22,734,225
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	—
Employee share-based awards	224,864	—
Denominator for diluted earnings (loss) per share	25,632,157	22,734,225

Diluted earnings (loss) per share	$0.14	$(0.40)
As discussed Note 3, all outstanding shares of the Company's convertible perpetual preferred stock were converted for common stock or cash in the third and fourth quarters of fiscal year 2017, and therefore none were outstanding for the three months ended June 30, 2017.

The Company had the following potentially dilutive securities (stock appreciation rights) outstanding for the three months ended June 30, 2016 that were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

Three Months Ended June 30,
2016
Potentially dilutive securities	127,400
Weighted-average exercise price	$62.66
At June 30, 2017, all previously-granted stock appreciation rights had been exercised or had expired, and none were outstanding.

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
The Company's income taxes for the three months ended June 30, 2017 were favorably impacted by a lower effective tax rate on dividend income from unconsolidated operations and by excess tax deductions related to stock-based compensation awards that vested during the quarter.  Both of those items were accounted for as discrete tax benefits during the quarter, resulting in a net tax benefit on pretax earnings for the period.  Without the benefit from the discrete items, income taxes for the quarter would have been expense of approximately $1 million, or a consolidated effective tax rate of about 34%.  The effective tax rate on the pretax loss for the first quarter of fiscal year 2017 was approximately 37%.

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

Cash Flow Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2017, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first three months of fiscal years 2018 and 2017 was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2017	2016

Tobacco purchases	$18.5	$9.7
Processing costs	6.8	2.7
Total	$25.3	$12.4

The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the three months ended June 30, 2017 reflect the increased size of the 2017 Brazilian crop and variations in the timing of fixed-price orders from customers for their purchases from the respective crop years. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for amounts related to any ineffective portion of the hedging strategy or any early de-designation of the hedge arrangement, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at June 30, 2017, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2018. Purchases of the 2017 Brazilian crop are expected to be completed by August 2017, and all forward contracts to hedge these purchases will mature and be settled by that time.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at June 30, 2017 and 2016, and March 31, 2017, were approximately $15.8 million, $9.6 million, and $33.0 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(in thousands of dollars)	2017	2016

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(1,512)	$(4,404)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(564)	$(1,093)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(1,592)	$453
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(2)	$14
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(3)	$246
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(563)	$(1,469)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $1.6 million remained in accumulated other comprehensive loss at June 30, 2017. That balance reflects gains and losses on contracts related to the 2017 crop, less the amount reclassified to earnings related to tobacco sold through June 30, 2017. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2018 as the 2017 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2017 and 2016, and March 31, 2017:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2017	June 30, 2016	March 31, 2017		June 30, 2017	June 30, 2016	March 31, 2017

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$1,201	$—	$2,149	Other long-term liabilities	$—	$14,077	$—

Forward foreign currency exchange contracts	Other current assets	3	—	56	Accounts payable and accrued expenses	479	—	55
Total		$1,204	$—	$2,205		$479	$14,077	$55

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$623	$323	$917	Accounts payable and accrued expenses	$468	$1,518	$120
Total		$623	$323	$917		$468	$1,518	$120

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

At June 30, 2017 and 2016, and at March 31, 2017, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	June 30, 2017
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$22,209	$—	$—	$—	$22,209
Trading securities associated with deferred compensation plans	—	17,273	—	—	17,273
Interest rate swap agreements	—	—	1,201	—	1,201
Forward foreign currency exchange contracts	—	—	626	—	626
Total financial assets measured and reported at fair value	$22,209	$17,273	$1,827	$—	$41,309

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,169	$1,169
Forward foreign currency exchange contracts	—	—	947	—	947
Total financial liabilities measured and reported at fair value	$—	$—	$947	$1,169	$2,116

	June 30, 2016
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$181,786	$—	$—	$—	$181,786
Trading securities associated with deferred compensation plans	—	17,347	—	—	17,347
Forward foreign currency exchange contracts	—	—	323	—	323
Total financial assets measured and reported at fair value	$181,786	$17,347	$323	$—	$199,456

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,848	$1,848
Interest rate swap agreements	—	—	14,077	—	14,077
Forward foreign currency exchange contracts	—	—	1,518	—	1,518
Total financial liabilities measured and reported at fair value	$—	$—	$15,595	$1,848	$17,443

	March 31, 2017
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$137,145	$—	$—	$—	$137,145
Trading securities associated with deferred compensation plans	—	17,726	—	—	17,726
Interest rate swap agreements	—	—	2,149	—	2,149
Forward foreign currency exchange contracts	—	—	973	—	973
Total financial assets measured and reported at fair value	$137,145	$17,726	$3,122	$—	$157,993

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,177	$1,177
Forward foreign currency exchange contracts	—	—	175	—	175
Total financial liabilities measured and reported at fair value	$—	$—	$175	$1,177	$1,352

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2017 and 2016 is provided below.

	Three Months Ended June 30,
(in thousands of dollars)	2017	2016

Balance at beginning of year	$1,177	$1,628
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	—	—
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	28	16
Change in discount rate and estimated collection period	15	24
Currency remeasurement	(51)	180
Balance at end of period	$1,169	$1,848

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates June 30, 2017, June 30, 2016, and March 31, 2017. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

NOTE 8.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors several defined benefit pension plans covering U.S. salaried employees and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company also sponsors defined benefit plans that provide postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels, although postretirement life insurance is no longer provided for active employees.

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2017	2016	2017	2016

Service cost	$1,311	$1,361	$64	$73
Interest cost	2,434	2,469	383	375
Expected return on plan assets	(3,717)	(3,589)	(22)	(11)
Net amortization and deferral	815	838	(71)	(100)
Net periodic benefit cost	$843	$1,079	$354	$337

During the three months ended June 30, 2017, the Company made contributions of approximately $3.8 million to its pension plans. Additional contributions of approximately $4.0 million are expected during the remaining nine months of fiscal year 2018, including $3.0 million to the Company's ERISA-regulated U.S. plan and $1.0 million to its non-ERISA regulated and other plans.

NOTE 9.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plans consistently, following previously defined guidelines. Awards of restricted stock, RSUs, and PSAs are currently outstanding under the Plans. The Company has not made grants of SARs or stock options in recent years, and all remaining SARs and stock options were either exercised or expired by the end of fiscal year 2017. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest at the end of a three-year performance period that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive restricted stock units following each annual meeting of shareholders and previously received restricted stock. RSUs awarded to outside directors vest three years after the grant date, and restricted shares vest upon the individual’s retirement from service as a director.

During the three-month periods ended June 30, 2017 and 2016, Universal issued the following stock-based awards, representing the regular annual grants to officers of the Company:

	Three Months Ended June 30,
	2017	2016

RSUs:
Number granted	48,700	54,675
Grant date fair value	$66.90	$55.63

PSAs:
Number granted	39,100	54,675
Grant date fair value	$60.37	$49.17

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the three-month periods ended June 30, 2017 and 2016, the Company recorded total stock-based compensation expense of approximately $2.7 million and $2.2 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $4.5 million during the remaining nine months of fiscal year 2018.

NOTE 10. OPERATING SEGMENTS

The principal approach used by management to evaluate the Company’s performance is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. The Company evaluates the performance of its segments based on operating income (loss) after allocated overhead expenses (excluding significant non-recurring charges or credits), plus equity in the pretax earnings (loss) of unconsolidated affiliates.

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2017	2016

SALES AND OTHER OPEATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$53,324	$72,682
Other Regions (1)	184,412	178,016
Subtotal	237,736	250,698
Other Tobacco Operations (2)	46,886	44,777
Consolidated sales and other operating revenue	$284,622	$295,475

OPERATING INCOME (LOSS)
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$2,365	$6,848
Other Regions (1)	4,077	(17,017)
Subtotal	6,442	(10,169)
Other Tobacco Operations (2)	(322)	2,037
Segment operating income (loss)	6,120	(8,132)
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	435	130
Consolidated operating income (loss)	$6,555	$(8,002)

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings (loss) of an unconsolidated affiliate.

(3)
Equity in pretax earnings (loss) of unconsolidated affiliates is included in segment operating income (loss) (Other Tobacco Operations segment), but is reported below consolidated operating income (loss) and excluded from that total in the consolidated statements of income and comprehensive income.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(in thousands of dollars)	2017	2016
Foreign currency translation:
Balance at beginning of year	$(33,138)	$(26,992)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(3,311) and $1,577)	6,148	(2,929)
Less: Net loss on foreign currency translation attributable to noncontrolling interests	48	217
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	6,196	(2,712)
Balance at end of period	$(26,942)	$(29,704)

Foreign currency hedge:
Balance at beginning of year	$(258)	$675
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $44 and $290)	(81)	(538)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $27 and $(12)) (1)	(50)	24
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(131)	(514)
Balance at end of period	$(389)	$161

Interest rate hedge:
Balance at beginning of year	$1,398	$(6,997)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $529 and $1,541)	(983)	(2,863)
Reclassification of loss to earnings (net of tax benefit of $(197) and $(383)) (2)	367	710
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(616)	(2,153)
Balance at end of period	$782	$(9,150)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(37,561)	$(39,036)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(209) and $(414)) (3)	387	770
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	387	770
Balance at end of period	$(37,174)	$(38,266)

Total accumulated other comprehensive loss at end of period	$(63,723)	$(76,959)

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

NOTE 12. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,286,489	$40,089	$1,326,578	$1,414,222	$38,840	$1,453,062

Changes in common stock
Accrual of stock-based compensation	2,660	—	2,660	2,187	—	2,187
Withholding of shares from stock-based compensation for grantee income taxes	(2,827)	—	(2,827)	(2,250)	—	(2,250)
Dividend equivalents on RSUs	175	—	175	161	—	161

Changes in retained earnings
Net income (loss)	3,577	(256)	3,321	(5,476)	(2,028)	(7,504)
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	—	—	—	(3,687)	—	(3,687)
Common stock	(13,676)	—	(13,676)	(12,066)	—	(12,066)
Dividend equivalents on RSUs	(175)	—	(175)	(161)	—	(161)

Other comprehensive income (loss)	5,836	(48)	5,788	(4,609)	(217)	(4,826)
Balance at end of period	$1,282,059	$39,785	$1,321,844	$1,388,321	$36,595	$1,424,916

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; regulation and litigation impacts on our customers; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Liquidity and Capital Resources

Overview

The first fiscal quarter is usually a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs in the quarter ended June 30, 2017, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect shipments to be heavily weighted to the second half of the fiscal year.
Our liquidity and capital resource requirements are predominantly short term in nature and relate to working capital for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each geographic area follows a cycle of buying, processing, and shipping tobacco, and in many regions, we also provide agricultural materials to farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a portion of our total debt as long-term to reduce liquidity risk. We also periodically have large cash balances that we utilize to meet our working capital requirements.

Operating Activities
We used $117.1 million in net cash flows to fund our operations during the quarter ended June 30, 2017. That amount was $133.1 million higher than during the same period last fiscal year, largely due to lower working capital requirements in the prior fiscal year on reduced purchase volumes in Brazil. Tobacco inventory increased by $352.0 million from March 31, 2017 levels on seasonal leaf purchases to $917.9 million at June 30, 2017. Tobacco inventory levels were $71.6 million above June 30, 2016 levels, largely due to higher purchase volumes in Brazil resulting from crop recoveries there and increased African inventory values in part due to local currency strengthening. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At June 30, 2017, our uncommitted inventories were $158.4 million, or about 17% of total tobacco inventory, compared to $116.2 million, or about 21% of our March 31, 2017 inventory, and $163.8 million, or about 19% of our June 30, 2016 inventory. The level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2017, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances and accounts receivable decreased by $155.4 million and $230.0 million from March 31, 2017 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $58.2 million at June 30, 2017, a reduction of $45.5 million from March 31, 2017, as crops were delivered in payment of those balances, net of new advances on current crops. Accounts receivable from unconsolidated affiliates and accounts payable and accrued expenses were up $59.9 million and $36.2 million, respectively, from March 31, 2017 levels, on seasonal increases.

Our cash and cash equivalent balances were $187.5 million lower at June 30, 2017, compared to June 30, 2016 balances largely due to the cash settlement in January 2017 of the mandatory conversion of our previously outstanding preferred stock. Accounts payable and accrued expenses increased by $24.0 million compared to the same period in the prior fiscal year, primarily on the larger Brazilian crop purchases and the strengthening of certain local currencies in Africa this year. In addition, notes payable and overdrafts were $25.7 million lower at June 30, 2017, compared to June 30, 2016, on lower use of local bank lines to fund working capital needs.

Investing Activities

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During the three months ended June 30, 2017 and 2016, we invested about $6.4 million and $7.3 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $8.8 million and $8.6 million for the three months ended June 30, 2017 and 2016, respectively. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position us for future growth. We currently plan to spend approximately $40 to $45 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization of approximately 18% at June 30, 2017, was up from the June 30, 2016 level of approximately 9% and the March 31, 2017 level of approximately 11%. The increase primarily reflects lower cash balances at June 30, 2017, and higher seasonal working capital requirements in fiscal year 2018 as a result of the recovery of the Brazilian crop. As of June 30, 2017, we had $128.6 million in cash and cash equivalents, our short-term debt totaled $45.1 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of June 30, 2017, we had $430 million available under a committed revolving credit facility that will mature in December 2019, and we had about $245 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2018. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Our Board of Directors approved our current share repurchase program in November 2015. The program expires in November 2017 and authorizes the purchase of up to $100 million of our common stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended June 30, 2017, we did not purchase any shares of our common stock. As of June 30, 2017, approximately 25.3 million shares of our common stock were outstanding, and our available authorization under our current share repurchase program was $100 million.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2017, the fair value of our outstanding interest rate swap agreements was an asset of about $1.2 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At June 30, 2017, the fair value of our open contracts was an immaterial net liability. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was an immaterial net asset at June 30, 2017.

Results of Operations

Amounts described as net income (loss) and earnings (loss) per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. The total for segment operating income (loss) referred to in the discussion below is a non-GAAP financial measure. This measure is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), operating income (loss), cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and it may not be comparable to similarly titled measures reported by other companies. We have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 10. "Operating Segments" to the consolidated financial statements in Item 1. We evaluate our segment performance excluding certain significant charges or credits. We believe this measure, which excludes these items that we believe are not indicative of our core operating results, provides investors with important information that is useful in understanding our business results and trends.

Net income was $3.6 million, or $0.14 per diluted share, for the first quarter of fiscal year 2018, which ended on June 30, 2017. Those results were up $9.1 million compared with a net loss of $5.5 million, or $0.40 per diluted share, for the first quarter of fiscal year 2017. Operating income of $6.6 million for the quarter ended June 30, 2017, improved $14.6 million compared to an $8.0 million operating loss for the quarter ended June 30, 2016. Similarly, segment operating income was $6.1 million for the first quarter of fiscal year 2018, up $14.3 million compared to the same period last year, mainly as a result of earnings improvements in the Other Regions segment, partially offset by earnings declines in the North America and Other Tobacco Operations segments. Revenues of $284.6 million for the quarter ended June 30, 2017, decreased by $10.9 million, or 4%, on lower total volumes and a less favorable product mix.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

The Other Regions segment operating income of $4.1 million for the quarter ended June 30, 2017, was up $21.1 million compared with the prior year’s first fiscal quarter operating loss of $17.0 million on improved results in every region. The improvement was heavily influenced by lower selling, general and administrative costs, largely from net foreign currency remeasurement and exchange gains in the first quarter of fiscal year 2018, compared with losses incurred in the first quarter of fiscal year 2017, mainly in Africa. Segment results also benefited from the earlier receipt of distributions from unconsolidated subsidiaries. In South America, volumes were down slightly in the first quarter of fiscal year 2018 given larger sales volumes of prior crops in fiscal year 2017’s first quarter. However, recovery of current crop production levels in Brazil has increased processing revenues and reduced factory unit costs resulting from higher total volumes handled there. Despite weaker volumes, results for Asia benefited from a more favorable sales mix and lower currency remeasurement losses in the Philippines. Revenues for the Other Regions segment of $184.4 million for the quarter ended June 30, 2017, were up about 4% compared to the same period last year, as slightly lower total volumes for the segment and a less favorable product mix were more than offset by higher processing revenues, higher overall green leaf prices and the additional revenue from the timing of receipt of distributions from unconsolidated subsidiaries.

North America

Operating income for the North America segment for the quarter ended June 30, 2017, was $2.4 million, down $4.5 million from the comparable prior year period, mainly on lower sales volumes. The earnings decline reflected reduced volumes shipped in the first quarter of fiscal year 2018, primarily due to larger prior crop carryover sales in the first quarter of fiscal year 2017. In addition, some offshore current crop shipments have been delayed into this year’s second fiscal quarter. Selling, general, and administrative costs for the North America segment were flat compared to the prior year’s first fiscal quarter. Revenues for this segment similarly decreased by $19.4 million to $53.3 million for the quarter ended June 30, 2017, compared to the same period in the prior fiscal year, on the lower sales volumes and a less favorable product mix.

Other Tobacco Operations

The Other Tobacco Operations segment operating loss of $0.3 million for the first quarter of fiscal year 2018 reflected a decline of about $2.3 million compared with operating income of $2.0 million for this segment in the same period last year. Results for the dark tobacco operations were down for the quarter ended June 30, 2017, largely due to lower volumes and a less favorable product mix in Indonesia. The oriental joint venture reported slightly lower results for its seasonally weak first fiscal quarter ended June 30, 2017, compared to the prior fiscal year from a less favorable sales mix as well as negative currency remeasurement variances. Operating results for the Special Services group were flat compared with the prior year’s first fiscal quarter. Revenues for this segment in the quarter ended June 30, 2017, increased by $2.1 million to $46.9 million on higher domestic volumes in the dark tobacco business, offset by lower volumes from the timing of the shipment of oriental tobaccos into the United States. Selling, general, and administrative costs for the segment were higher compared with the prior year fiscal quarter, mainly from larger currency remeasurement losses in Indonesia.

Other Items

Cost of goods sold in the quarter ended June 30, 2017, of $230.8 million was down by about 5% compared with the same period last year, consistent with the similar percentage decrease in revenues for the current period. Selling, general, and administrative costs for the first quarter of fiscal year 2018 decreased by $12.9 million to $47.3 million primarily driven by net foreign currency remeasurement and exchange gains in the current fiscal period, compared with losses incurred in the prior year comparable period, mainly in Africa.

Income taxes for the quarter ended June 30, 2017, were favorably impacted by a lower effective tax rate on dividend income from unconsolidated operations and by excess tax deductions related to stock-based compensation awards that vested during the quarter. Both of these items were accounted for as discrete tax benefits during the quarter, resulting in a net tax benefit on pretax earnings for the period. Without the benefit from the discrete items, income taxes for the quarter would have been expense of approximately $1 million, or a consolidated effective tax rate of about 34%. The effective tax rate on the pretax loss for the first quarter of fiscal year 2017 was approximately 37%.

General Overview

Benefits from net currency remeasurement and exchange gains compared with losses in the prior year’s first fiscal quarter and earlier receipt of distributions from unconsolidated subsidiaries positively impacted our results, primarily in our Other Regions segment. In addition, crop levels in Brazil have fully recovered from last season’s crop declines, increasing our volumes purchased and processed there and improving factory unit costs. Results for our North America segment declined for the fiscal quarter when compared to last year’s stronger carryover shipments volumes.

Crop purchases are essentially completed in Brazil and are progressing well in Africa. Overall crop qualities are good. We expect increased volumes in Brazil to continue to positively affect earnings throughout this fiscal year. At the same time, greater reductions than expected in burley crop sizes in Africa and continued challenging market conditions in Tanzania will reduce our volumes sold from that region. We are currently forecasting worldwide burley tobacco production levels for fiscal year 2018 of about 510 million kilos, a reduction of approximately 13% from fiscal year 2017 levels. As a result, we believe that demand for burley tobacco may slightly exceed supply.

Although it’s still early in the season, customer orders are progressing as anticipated, and our uncommitted stock levels are well within our target range at 17%. We remain actively engaged with our customers developing additional opportunities to reduce sourcing complexities, improve supply chain efficiency, and offer expanded services to support current and next generation products.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $45 million at June 30, 2017. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.5 million, that amount would be at least partially mitigated by changes in charges to customers.

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

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017 (the "2017 Annual Report on Form 10-K"). In evaluating our risks, readers should carefully consider the risk factors discussed in our 2017 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended June 30, 2017:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2017	—	$—	—	$100,000,000
May 1-31, 2017	—	—	—	100,000,000
June 1-30, 2017	—	—	—	100,000,000
Total	—	$—	—	$100,000,000

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2017 and 2016, (ii) the Consolidated Balance Sheets at June 30, 2017, June 30, 2016, and March 31, 2017, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2017	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2017 and 2016, (ii) the Consolidated Balance Sheets at June 30, 2017, June 30, 2016, and March 31, 2017, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith