Form 10-Q
period 2017-09-30
UNIVERSAL CORP /VA/
filed 2017-11-07
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2017, the total number of shares of common stock outstanding was 25,114,349.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$488,248	$456,942	$772,870	$752,417
Costs and expenses
Cost of goods sold	395,172	369,098	625,937	612,376
Selling, general and administrative expenses	48,101	40,834	95,403	101,033
Restructuring and impairment costs	—	3,682	—	3,682
Operating income	44,975	43,328	51,530	35,326
Equity in pretax earnings of unconsolidated affiliates	667	1,260	232	1,130
Interest income	526	271	1,196	634
Interest expense	3,964	4,335	7,896	8,389
Income before income taxes and other items	42,204	40,524	45,062	28,701
Income taxes	13,898	14,026	13,435	9,707
Net income	28,306	26,498	31,627	18,994
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(2,139)	(1,234)	(1,883)	794
Net income attributable to Universal Corporation	26,167	25,264	29,744	19,788
Dividends on Universal Corporation convertible perpetual preferred stock	—	(3,687)	—	(7,374)
Earnings available to Universal Corporation common shareholders	$26,167	$21,577	$29,744	$12,414

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$1.03	$0.95	$1.17	$0.55
Diluted	$1.02	$0.90	$1.16	$0.54

Weighted average common shares outstanding:
Basic	25,334,661	22,777,394	25,370,783	22,755,927
Diluted	25,546,546	27,968,156	25,589,158	23,073,341

Total comprehensive income, net of income taxes	$33,079	$29,651	$42,188	$17,321
Less: comprehensive income attributable to noncontrolling interests, net of income taxes	(2,076)	(1,007)	(1,772)	1,238
Comprehensive income attributable to Universal Corporation, net of income taxes	$31,003	$28,644	$40,416	$18,559

Dividends declared per common share	$0.54	$0.53	$1.08	$1.06

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2017	2016	2017
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,203	$294,894	$283,993
Accounts receivable, net	338,700	251,805	439,288
Advances to suppliers, net	66,580	47,841	103,750
Accounts receivable—unconsolidated affiliates	50,533	51,558	2,373
Inventories—at lower of cost or net realizable value:
Tobacco	869,325	827,936	565,943
Other	90,108	86,472	68,087
Prepaid income taxes	21,110	24,448	16,713
Other current assets	94,294	56,026	81,252
Total current assets	1,571,853	1,640,980	1,561,399

Property, plant and equipment
Land	22,822	22,914	22,852
Buildings	268,702	266,107	266,802
Machinery and equipment	612,722	599,897	597,213
	904,246	888,918	886,867
Less accumulated depreciation	(587,465)	(566,686)	(569,527)
	316,781	322,232	317,340
Other assets
Goodwill and other intangibles	99,059	99,033	98,888
Investments in unconsolidated affiliates	86,247	81,441	78,457
Deferred income taxes	23,136	25,720	25,422
Other noncurrent assets	42,434	49,107	41,899
	250,876	255,301	244,666

Total assets	$2,139,510	$2,218,513	$2,123,405

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2017	2016	2017
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$98,268	$71,002	$59,133
Accounts payable and accrued expenses	142,337	133,133	153,515
Accounts payable—unconsolidated affiliates	56	—	7,231
Customer advances and deposits	16,807	37,334	11,007
Accrued compensation	19,509	18,885	32,007
Income taxes payable	3,935	1,240	5,103
Current portion of long-term debt	—	—	—
Total current liabilities	280,912	261,594	267,996

Long-term debt	368,909	368,556	368,733
Pensions and other postretirement benefits	74,636	80,005	80,689
Other long-term liabilities	31,338	41,413	31,424
Deferred income taxes	54,733	28,047	47,985
Total liabilities	810,528	779,615	796,827

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, no shares outstanding (218,490 at September 30, 2016, and none at March 31, 2017)	—	211,562	—
Common stock, no par value, 100,000,000 shares authorized 25,114,349 shares issued and outstanding (22,783,633 at September 30, 2016, and 25,274,506 at March 31, 2017)	320,121	210,569	321,207
Retained earnings	1,027,147	1,054,004	1,034,841
Accumulated other comprehensive loss	(58,887)	(73,579)	(69,559)
Total Universal Corporation shareholders' equity	1,288,381	1,402,556	1,286,489
Noncontrolling interests in subsidiaries	40,601	36,342	40,089
Total shareholders' equity	1,328,982	1,438,898	1,326,578

Total liabilities and shareholders' equity	$2,139,510	$2,218,513	$2,123,405

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,627	$18,994
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	17,485	17,324
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	937	(2,038)
Foreign currency remeasurement (gain) loss, net	(3,944)	11,119
Restructuring and impairment costs	—	3,682
Other, net	8,610	(1,108)
Changes in operating assets and liabilities, net	(278,560)	(25,548)
Net cash provided (used) by operating activities	(223,845)	22,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,769)	(17,567)
Proceeds from sale of property, plant and equipment	3,273	447
Net cash used by investing activities	(11,496)	(17,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	36,085	5,210
Dividends paid to noncontrolling interests	(1,260)	(1,260)
Repurchase of common stock	(12,639)	—
Dividends paid on convertible perpetual preferred stock	—	(7,374)
Dividends paid on common stock	(27,324)	(24,106)
Other	(2,828)	(2,245)
Net cash used by financing activities	(7,966)	(29,775)

Effect of exchange rate changes on cash	517	(83)
Net decrease in cash and cash equivalents	(242,790)	(24,553)
Cash and cash equivalents at beginning of year	283,993	319,447

Cash and cash equivalents at end of period	$41,203	$294,894
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

Pronouncements to be Adopted in Future Periods
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes substantially all of the current revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”).  ASU 2014-09 was developed under a joint project with the International Accounting Standards Board (“IASB”) to improve and converge the existing revenue recognition accounting guidance in U.S. GAAP and International Accounting Standards.  Under ASU 2014-09, the central underlying principle is to recognize revenues when promised goods or services are transferred to customers at an amount determined by the consideration a company expects to receive for those goods or services.  The guidance outlines a five-step process for determining the amount and timing of revenue to be recognized from those arrangements.  It is more principles-based than the existing guidance under U.S. GAAP, and therefore is expected to require more management judgment and involve more estimates than the current guidance.  ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including all interim periods within the year of adoption.   Companies are allowed to select between two transition methods:  (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. Since the issuance of ASU 2014-09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement.  Universal expects to adopt ASU 2014-09 and the related supplemental amendments effective April 1, 2018, which is the beginning of the fiscal year ending March 31, 2019.  The Company formed a cross-functional project team to review its current revenue accounting policies and control processes, to complete a comprehensive analysis of the new guidance, and to determine the effect it will have on revenue recognition and financial statement disclosures for all customer contracts. The team has classified its customer contracts into primary revenue streams and is continuing the process of completing individual contract reviews and making final determinations with respect to provisions in the new guidance that may impact the timing of revenue recognition for certain customer arrangements.  At this time, the Company does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.  The Company expects to use the modified retrospective transition method as its method of adoption.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles - Goodwill and Other (Topic 350)" ("ASU 2017-04"). Under current accounting guidance, the fair value of a reporting unit to which a specific goodwill balance relates is first compared to its carrying value in the financial statements (Step 1). If that comparison indicates that the goodwill is impaired, an implied fair value for the goodwill must then be calculated by deducting the individual fair values of all other assets and liabilities, including any unrecognized intangible assets, from the total fair value of the reporting unit. ASU 2017-04 simplifies the accounting guidance by eliminating Step 2 from the goodwill impairment test and using the fair value of the reporting unit determined in Step 1 to measure the goodwill impairment loss. The updated guidance is effective for fiscal years beginning after December 15, 2019. The Company will be required to adopt ASU 2017-04 effective April 1, 2020, which is the beginning of its fiscal year ending March 31, 2021, and is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.

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
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, "Derivatives and Hedging (Topic 815)"("ASU 2017-12").  ASU 2017-12 expands derivative strategies that quality for hedge accounting and amends presentation and disclosure requirements. The Company will be required to adopt ASU 2017-12 using a modified retrospective approach effective April 1, 2019, which is the beginning of its fiscal year ending March 31, 2020, and is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at September 30, 2017, all of which expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at September 30, 2017, was the face amount, $31 million including unpaid accrued interest ($33 million at September 30, 2016, and $17 million at March 31, 2017). The fair value of the guarantees was a liability of approximately $1 million at September 30, 2017 ($2 million at September 30, 2016, and $1 million at March 31, 2017). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $2 million at September 30, 2017, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $15 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $17 million. Those amounts are based on the exchange rate for the Brazilian currency at September 30, 2017. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of September 30, 2017, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $15 million (at the September 30, 2017 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $15 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2017.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $5 million at the September 30, 2017 exchange rate, reflecting a substantial reduction from the original $17 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $5 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2017.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $91 million at September 30, 2017, $78 million at September 30, 2016, and $134 million at March 31, 2017. The related valuation allowances totaled $22 million at September 30, 2017, $28 million at September 30, 2016, and $27 million at March 31, 2017, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $1 million and reduced by net recoveries of $2 million in the six-month periods ended September 30, 2017 and 2016, respectively. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2017, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $53 million ($35 million at September 30, 2016, and $45 million at March 31, 2017), and the related valuation allowances totaled approximately $17 million ($10 million at September 30, 2016, and $13 million at March 31, 2017). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

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

In the second quarter of fiscal year 2017, the Company recorded restructuring and impairment costs totaling $3.7 million primarily related to the Company's decision to close its tobacco processing facility in Hungary. The Company is now processing tobaccos sourced from Hungary in its factories in Italy. The costs incurred for the change in operations in Hungary included statutory employee termination benefits and impairment charges related to certain property and equipment.  All of the termination benefits were paid in the quarter the charge was recorded. The majority of the restructuring and impairment costs incurred were related to operations that are part of the Other Regions reportable segment of the Company's Flue-Cured and Burley Tobacco Operations.

There were no restructuring and impairment costs incurred for the six-month period in fiscal year 2018.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$26,167	$25,264	$29,744	$19,788
Less: Dividends on convertible perpetual preferred stock	—	(3,687)	—	(7,374)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	26,167	21,577	29,744	12,414

Denominator for basic earnings per share
Weighted average shares outstanding	25,334,661	22,777,394	25,370,783	22,755,927

Basic earnings per share	$1.03	$0.95	$1.17	$0.55

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$26,167	$21,577	$29,744	$12,414
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	3,687	—	—
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	26,167	25,264	29,744	12,414

Denominator for diluted earnings per share:
Weighted average shares outstanding	25,334,661	22,777,394	25,370,783	22,755,927
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	4,883,372	—	—
Employee share-based awards	211,885	307,390	218,375	317,414
Denominator for diluted earnings per share	25,546,546	27,968,156	25,589,158	23,073,341

Diluted earnings per share	$1.02	$0.90	$1.16	$0.54
As discussed Note 3, all outstanding shares of the Company's convertible perpetual preferred stock were converted for common stock or cash in the third and fourth quarters of fiscal year 2017, and therefore none were outstanding for the three- and six-month periods ended September 30, 2017.

The Company had the following potentially dilutive securities (stock appreciation rights) outstanding for the six months ended September 30, 2016 that were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

Six Months Ended September 30,
2016
Potentially dilutive securities	127,400
Weighted-average exercise price	$62.66
At September 30, 2017, all previously-granted stock appreciation rights had been exercised or had expired, and none were outstanding.

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
The consolidated effective income tax rate for the quarter ended September 30, 2017 was 32.9%, compared to 34.6% for the same quarter in the prior fiscal year.  In the current quarter, the Company recorded income from a life insurance benefit that is not subject to income tax.  That income was treated as a discrete item for tax purposes in the quarter, which primarily accounted for the lower effective tax rate.  For the six months ended September 30, 2017, the consolidated effective tax rate was 29.8%, compared to 33.8% for the prior year period.  In addition to the non-taxable life insurance income in the second quarter, the six-month rate for the current year was favorably impacted by a lower effective tax rate on dividend income from unconsolidated operations and by excess tax deductions related to the vesting of stock-based compensation, both of which were accounted for as discrete items in the first quarter.  Excluding the discrete items, the effective tax rates for the current and prior year periods would have been relatively comparable and slightly below the 35% U.S. federal statutory income tax rate primarily due to the effect of exchange rate changes on deferred tax assets and liabilities of foreign subsidiaries.

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

Cash Flow Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At September 30, 2017, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first six months of fiscal years 2018 and 2017 was as follows:

	Six Months Ended September 30,
(in millions of dollars)	2017	2016

Tobacco purchases	$19.4	$9.7
Processing costs	7.3	2.7
Total	$26.7	$12.4

The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the six months ended September 30, 2017 reflect the increased size of the 2017 Brazilian crop and variations in the timing of fixed-price orders from customers for their purchases from the respective crop years. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for amounts related to any ineffective portion of the hedging strategy or any early de-designation of the hedge arrangement, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

All forward contracts to hedge purchases of the 2017 crop in Brazil matured and settled by September 30, 2017. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at September 30, 2017, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2018.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at September 30, 2017 and 2016, and March 31, 2017, were approximately $37.8 million, $29.3 million, and $33.0 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three- and six-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$86	$2,012	$(1,426)	$(2,392)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(353)	$(1,055)	$(917)	$(2,148)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$491	$—	$(1,101)	$453
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(440)	$654	$(442)	$668
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(2)	$—	$(5)	$246
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(140)	$113	$(703)	$(1,356)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $0.7 million remained in accumulated other comprehensive loss at September 30, 2017. That balance reflects gains and losses on contracts related to the 2017 crop, less the amount reclassified to earnings related to tobacco sold through September 30, 2017. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2018 as the 2017 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2017 and 2016, and March 31, 2017:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		Sept. 30, 2017	Sept. 30, 2016	March 31, 2017		Sept. 30, 2017	Sept. 30, 2016	March 31, 2017

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$1,640	$—	$2,149	Other long-term liabilities	$—	$11,010	$—

Forward foreign currency exchange contracts	Other current assets	—	—	56	Accounts payable and accrued expenses	—	—	55
Total		$1,640	$—	$2,205		$—	$11,010	$55

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$394	$140	$917	Accounts payable and accrued expenses	$248	$1,554	$120
Total		$394	$140	$917		$248	$1,554	$120

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

At September 30, 2017 and 2016, and at March 31, 2017, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	September 30, 2017
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,622	$—	$—	$—	$1,622
Trading securities associated with deferred compensation plans	—	17,386	—	—	17,386
Interest rate swap agreements	—	—	1,640	—	1,640
Forward foreign currency exchange contracts	—	—	394	—	394
Total financial assets measured and reported at fair value	$1,622	$17,386	$2,034	$—	$21,042

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$970	$970
Forward foreign currency exchange contracts	—	—	248	—	248
Total financial liabilities measured and reported at fair value	$—	$—	$248	$970	$1,218

	September 30, 2016
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$136,879	$—	$—	$—	$136,879
Trading securities associated with deferred compensation plans	—	17,310	—	—	17,310
Forward foreign currency exchange contracts	—	—	140	—	140
Total financial assets measured and reported at fair value	$136,879	$17,310	$140	$—	$154,329

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,722	$1,722
Interest rate swap agreements	—	—	11,010	—	11,010
Forward foreign currency exchange contracts	—	—	1,554	—	1,554
Total financial liabilities measured and reported at fair value	$—	$—	$12,564	$1,722	$14,286

	March 31, 2017
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$137,145	$—	$—	$—	$137,145
Trading securities associated with deferred compensation plans	—	17,726	—	—	17,726
Interest rate swap agreements	—	—	2,149	—	2,149
Forward foreign currency exchange contracts	—	—	973	—	973
Total financial assets measured and reported at fair value	$137,145	$17,726	$3,122	$—	$157,993

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,177	$1,177
Forward foreign currency exchange contracts	—	—	175	—	175
Total financial liabilities measured and reported at fair value	$—	$—	$175	$1,177	$1,352

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2017 and 2016 is provided below.

	Six Months Ended September 30,
(in thousands of dollars)	2017	2016

Balance at beginning of year	$1,177	$1,628
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(1,169)	(1,848)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	960	1,756
Change in discount rate and estimated collection period	11	26
Currency remeasurement	(9)	160
Balance at end of period	$970	$1,722

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates September 30, 2017, September 30, 2016, and March 31, 2017. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016

Service cost	$1,318	$1,359	$65	$74
Interest cost	2,439	2,467	386	383
Expected return on plan assets	(3,717)	(3,589)	(22)	(11)
Net amortization and deferral	815	838	(71)	(100)
Net periodic benefit cost	$855	$1,075	$358	$346

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016

Service cost	$2,629	$2,720	$129	$147
Interest cost	4,873	4,936	769	758
Expected return on plan assets	(7,434)	(7,178)	(44)	(22)
Net amortization and deferral	1,630	1,676	(142)	(200)
Net periodic benefit cost	$1,698	$2,154	$712	$683

During the six months ended September 30, 2017, the Company made contributions of approximately $7.2 million to its pension plans. Additional contributions of approximately $0.7 million are expected during the remaining six months of fiscal year 2018.

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

During the six-month periods ended September 30, 2017 and 2016, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2017	2016

RSUs:
Number granted	59,550	63,425
Grant date fair value	$66.05	$55.93

PSAs:
Number granted	39,100	54,675
Grant date fair value	$60.37	$49.17

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the six-month periods ended September 30, 2017 and 2016, the Company recorded total stock-based compensation expense of approximately $4.2 million and $3.5 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3.0 million during the remaining six months of fiscal year 2018.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$58,668	$80,789	$111,992	$153,471
Other Regions (1)	381,164	318,576	565,576	496,592
Subtotal	439,832	399,365	677,568	650,063
Other Tobacco Operations (2)	48,416	57,577	95,302	102,354
Consolidated sales and other operating revenue	$488,248	$456,942	$772,870	$752,417

OPERATING INCOME (LOSS)
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$7,899	$13,531	$10,264	$20,379
Other Regions (1)	37,516	32,342	41,593	15,325
Subtotal	45,415	45,873	51,857	35,704
Other Tobacco Operations (2)	227	2,397	(95)	4,434
Segment operating income	45,642	48,270	51,762	40,138
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)	(667)	(1,260)	(232)	(1,130)
Restructuring and impairment costs (4)	—	(3,682)	—	(3,682)
Consolidated operating income	$44,975	$43,328	$51,530	$35,326

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the six months ended September 30, 2017 and 2016:

	Six Months Ended September 30,
(in thousands of dollars)	2017	2016
Foreign currency translation:
Balance at beginning of year	$(33,138)	$(26,992)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(4,874) and $1,249)	9,053	(2,319)
Less: Net loss on foreign currency translation attributable to noncontrolling interests	111	444
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	9,164	(1,875)
Balance at end of period	$(23,974)	$(28,867)

Foreign currency hedge:
Balance at beginning of year	$(258)	$675
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(573) and $58)	1,064	(107)
Reclassification of (gain) loss to earnings (net of tax expense of $71 and $189) (1)	(132)	(351)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	932	(458)
Balance at end of period	$674	$217

Interest rate hedge:
Balance at beginning of year	$1,398	$(6,997)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $499 and $837)	(926)	(1,556)
Reclassification of loss to earnings (net of tax benefit of $(321) and $(752)) (2)	596	1,397
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(330)	(159)
Balance at end of period	$1,068	$(7,156)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(37,561)	$(39,036)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(488) and $(680)) (3)	906	1,263
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	906	1,263
Balance at end of period	$(36,655)	$(37,773)

Total accumulated other comprehensive loss at end of period	$(58,887)	$(73,579)

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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the six months ended September 30, 2017 and 2016 is as follows:

	Six Months Ended September 30, 2017			Six Months Ended September 30, 2016
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,286,489	$40,089	$1,326,578	$1,414,222	$38,840	$1,453,062

Changes in common stock
Repurchase of common stock	(2,790)	—	(2,790)	—	—	—
Accrual of stock-based compensation	4,181	—	4,181	3,535	—	3,535
Withholding of shares from stock-based compensation for grantee income taxes	(2,828)	—	(2,828)	(2,245)	—	(2,245)
Dividend equivalents on RSUs	351	—	351	333	—	333

Changes in retained earnings
Net income (loss)	29,744	1,883	31,627	19,788	(794)	18,994
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	—	—	—	(7,374)	—	(7,374)
Common stock	(27,238)	—	(27,238)	(24,141)	—	(24,141)
Repurchase of common stock	(9,849)	—	(9,849)	—	—	—
Dividend equivalents on RSUs	(351)	—	(351)	(333)	—	(333)

Other comprehensive income (loss)	10,672	(111)	10,561	(1,229)	(444)	(1,673)

Dividends paid to noncontrolling shareholders	—	(1,260)	(1,260)	—	(1,260)	(1,260)
Balance at end of period	$1,288,381	$40,601	$1,328,982	$1,402,556	$36,342	$1,438,898

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

Liquidity and Capital Resources

Overview

The first six months of the fiscal year is usually a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs in the six months ended September 30, 2017, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect shipments to continue to be weighted to the second half of the fiscal year.
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

Operating Activities
We used $223.8 million in net cash flows to fund our operations during the six months ended September 30, 2017. That amount was $246.3 million higher than during the same period last fiscal year, largely due to higher working capital requirements primarily on higher purchase volumes in Brazil. Tobacco inventory increased by $303.4 million from March 31, 2017 levels on seasonal leaf purchases to $869.3 million at September 30, 2017. Tobacco inventory levels were $41.4 million above September 30, 2016 levels, largely due to higher purchase volumes in Brazil resulting from crop recoveries there, partially offset by lower purchase volumes on smaller burley crops in Africa. Inventory is usually financed with a mix of cash, notes payable, and customer deposits, depending on our available cash balances, borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At September 30, 2017, our uncommitted inventories were $120.3 million, or about 14% of total tobacco inventory, compared to $116.2 million, or about 21% of our March 31, 2017 inventory, and $118.3 million, or about 14% of our September 30, 2016 inventory. The level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the six months ended September 30, 2017, on deliveries of crops by farmers in both South America, Africa, and North America. Cash and cash equivalent balances and accounts receivable decreased by $242.8 million and $100.6 million, respectively, from March 31, 2017 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $66.6 million at September 30, 2017, a reduction of $37.2 million from March 31, 2017, as crops were delivered in payment of those balances, net of new advances on current crops. Accounts receivable from unconsolidated affiliates and notes payable and overdrafts were up $48.2 million and $39.1 million, respectively, from March 31, 2017 levels, on seasonal increases.

Our cash and cash equivalent balances were $253.7 million lower and notes payable and overdrafts were $27.3 million higher at September 30, 2017, both compared to September 30, 2016 balances, largely due to the cash settlement in January 2017 of the mandatory conversion of our previously outstanding preferred stock, as well as increased working capital requirements this fiscal year. Accounts receivable increased by $86.9 million compared to the same period in the prior fiscal year, primarily on shipment timing during the quarter ended September 30, 2017. Other current assets were up $38.3 million at September 30, 2017, compared to September 30, 2016, largely due to an insurance receivable.

Investing Activities

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During the six months ended September 30, 2017 and 2016, we invested about $14.8 million and $17.6 million, respectively, in our property, plant and equipment. Proceeds from the sale of property, plant, and equipment totaled $3.3 million for the six months ended September 30, 2017, principally due to the sale of a former processing facility in Hungary. Depreciation expense was approximately $17.5 million and $17.3 million for the six months ended September 30, 2017 and 2016, respectively. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that increase capital spending beyond those limits when we identify opportunities to improve efficiencies, add value for our customers, and position us for future growth. We currently plan to spend approximately $35 to $45 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization of approximately 26% at September 30, 2017, was up from the September 30, 2016 level of approximately 11% and the March 31, 2017 level of approximately 11%. The increase primarily reflects lower cash balances at September 30, 2017, and higher seasonal working capital requirements in fiscal year 2018. As of September 30, 2017, we had $41.2 million in cash and cash equivalents, our short-term debt totaled $98.3 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of September 30, 2017, we had $405 million available under a committed revolving credit facility that will mature in December 2019, and we had about $226 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2018. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

During the quarter ended September 30, 2017, we purchased 220,000 shares of our common stock at an aggregate cost of $12.6 million (average price of $57.45). The purchases were made under a $100 million share repurchase program that our Board of Directors approved in November 2015. On November 7, 2017, we announced that our Board of Directors had approved a new authorization, which replaced the expiring November 2015 share repurchase program, for the purchase of up to $100 million in equity securities through November 15, 2019. Under this authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. As of September 30, 2017, approximately 25.1 million shares of our common stock were outstanding.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2017, the fair value of our outstanding interest rate swap agreements was an asset of about $1.6 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At September 30, 2017, we had no open hedge contracts for those purposes. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was an immaterial net asset at September 30, 2017.

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

Net income for the six months ended September 30, 2017, was $29.7 million, or $1.16 per diluted share, compared with $19.8 million, or $0.54 per diluted share for the same period of the prior fiscal year.  Operating income for the six months ended September 30, 2017, of $51.5 million, increased by $16.2 million compared to the first half of the prior fiscal year.  For the second fiscal quarter ended September 30, 2017, net income was $26.2 million, or $1.02 per diluted share, compared with net income for the prior year’s second quarter of $25.3 million, or $0.90 per diluted share. Operating income for the second quarter of fiscal year 2018 increased to $45.0 million from $43.3 million for the three months ended September 30, 2016. Segment operating income, which excludes the restructuring and impairment costs mentioned in Other Items below, was $51.8 million for the first half of fiscal year 2018, an increase of $11.6 million, and for the quarter ended September 30, 2017, was $45.6 million, a decrease of $2.6 million, both compared to the same periods last fiscal year.  Results in both periods reflected earnings improvements in the Other Regions segment coupled with declines in the North America and the Other Tobacco Operations segments. Consolidated revenues increased by $20.5 million to $772.9 million for the first half of fiscal year 2018, and by $31.3 million to $488.2 million for the three months ended September 30, 2017, compared to the same periods in the prior year. Those increases were primarily a result of slightly higher sales volumes, as well as higher processing and other revenues. Revenues for the six months ended September 30, 2017, also included benefits from the timing of receipt of dividend income from unconsolidated subsidiaries in the first fiscal quarter of 2018.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment improved by $26.3 million to $41.6 million for the first half of fiscal year 2018, compared to the first half of the prior fiscal year. The improvements were driven by a combination of higher sales volumes, processing and other revenues, and lower selling, general, and administrative expenses. In South America, total volumes declined slightly given larger sales volumes of carryover crops in fiscal year 2017’s first six months, but earnings were lifted by increased sales and processing volumes and better factory unit costs on higher current year crop volumes. In Africa, volumes for the first half of the fiscal year were slightly higher on earlier shipment timing in some origins. Europe region results improved on stronger sales, due in part to earlier shipment timing, and a gain on the sale of a former processing facility in Hungary, while Asia results benefited from an increase in trading volumes in some origins. Selling, general, and administrative costs for the segment were lower for the six-month period, largely from net foreign currency remeasurement gains in the first quarter of fiscal year 2018, compared with losses in the first quarter of the prior year, mainly in Africa. That benefit was partially offset by unfavorable comparisons to the reversal of value-added tax reserves in the second quarter of fiscal year 2017.

Segment operating income for the Other Regions segment for the quarter ended September 30, 2017, increased by $5.2 million to $37.5 million, compared with the second quarter of fiscal year 2017. Although segment sales volumes were higher for the quarter, results were hampered by higher selling, general, and administrative costs. Revenues for the Other Regions segment for the six months and quarter ended September 30, 2017, were up by $69.0 million to $565.6 million and by $62.6 million to $381.2 million, respectively, compared with the same periods in the prior year. Those results reflected higher sales volumes at slightly higher overall green leaf prices, as well as increased processing and other revenues.

North America

North America segment operating income of $10.3 million for the six months, and $7.9 million for the quarter ended September 30, 2017, was down by $10.1 million and $5.6 million, respectively, compared with the same periods in the previous year. The declines in both periods were driven by lower sales volumes shipped during the first half of fiscal year 2018. Volume comparisons in the United States were primarily impacted by large prior crop carryover sales last year, while offshore origin results were affected by lower volumes from later shipment timing in the current fiscal year and less favorable margins. Those declines were partly mitigated by reduced selling, general and administrative costs, mainly from lower incentive compensation accruals. Segment revenues were also down, by $41.5 million to $112.0 million for the first half, and by $22.1 million to $58.7 million for the second quarter of fiscal year 2018, compared with the same periods in the prior fiscal year, on those lower volumes at lower average green leaf prices.

Other Tobacco Operations

The Other Tobacco Operations segment operating loss of $0.1 million for the six months and segment operating income of $0.2 million for the three months ended September 30, 2017, declined by $4.5 million and $2.2 million, respectively, compared with the same periods last fiscal year. In both periods, earnings were lower for the dark tobacco operations largely due to negative currency remeasurement variances, a value-added tax charge, and an unfavorable product mix in Indonesia due to a lack of wrapper tobacco availability. Earnings improvements for the oriental joint venture in the quarter and six months ended September 30, 2017, on increased volumes, were more than offset by declines due to delays in the delivery of shipments of oriental tobaccos into the United States. Operating results for the Special Services group were up slightly for both the first half and second fiscal quarter of fiscal year 2018 compared with fiscal year 2017. Selling, general, and administrative costs for the segment were higher for both the first half and second fiscal quarter of fiscal year 2018 compared with fiscal year 2017 principally on negative currency remeasurement variances and a value-added tax charge. Revenues for the Other Tobacco Operations segment decreased by $7.1 million to $95.3 million for the first half, and by $9.2 million to $48.4 million for the second quarter of fiscal year 2018, mainly due to lower sales volumes from the timing of shipments of oriental tobaccos into the United States, compared to the same periods in the prior year.

Other Items

Cost of goods sold increased by about 2% to $625.9 million for the first half, and by about 7% to $395.2 million for the second quarter of fiscal year 2018 compared with the same periods in fiscal year 2017. For both periods, the increase reflected modestly higher leaf sales volumes. Selling, general, and administrative costs decreased by $5.6 million in the six months ended September 30, 2017, compared to the six months ended September 30, 2016. The decrease was largely driven by net foreign currency remeasurement and exchange gains in the current fiscal period compared with losses incurred in the prior fiscal year comparable period, mainly in Africa and the Philippines, partially offset by the absence of the reversal in the second quarter of fiscal year 2017 of value-added tax reserves. Selling, general, and administrative costs were up $7.3 million in the three months ended September 30, 2017, compared to the prior year on the absence of the reversal of value-added tax reserves.

The consolidated effective tax rates for the quarter and six-month periods ended September 30, 2017, were approximately 33% and 30%, respectively. Income taxes for the first half of fiscal year 2018 were lower than the 35% federal statutory rate because of the effect of exchange rate changes on deferred tax assets and liabilities of foreign subsidiaries, as well as additional non-recurring discrete tax adjustments for both the quarter and six months that reduced consolidated tax expense by about $2.0 million for the six-month period. Without these items, the effective tax rates for the second quarter and first six months of fiscal 2018 would be comparable to those of the prior year. The consolidated effective income tax rates were approximately 35% and 34% for the quarter and six months ended September 30, 2016, respectively, which approximate the U.S. statutory rate.

Results for the second fiscal quarter and six months ended September 30, 2016, included restructuring and impairment costs of $3.7 million ($0.09 per diluted share for the quarter or $0.10 for the six months).

General Overview

Our results for the six months ended September 30, 2017, were in line with our expectations and reflected slightly higher total sales volumes and lower selling, general, and administrative costs. In our second fiscal quarter, we continued to see the benefits of higher current crop sales and processing volumes and lower factory unit costs from the recovery in leaf production volumes this year in Brazil.

As expected, the recovery of Brazilian crop levels and some earlier shipment timing in certain regions increased our working capital needs in the first half of this fiscal year, modestly increasing our seasonal borrowing requirements. This shift, as well as the funds utilized in the fourth fiscal quarter of 2017 to redeem the remaining shares of our preferred stock, reduced our cash reserves to our more typical mid-year seasonal levels.  Despite those requirements, we have continued to maintain our strong balance sheet as evidenced by a credit ratings upgrade announced in October 2017 by S&P Global Ratings. Our uncommitted inventories have been prudently managed, remaining within our target range at 14% for the end of the second fiscal quarter.

Looking to the second half of our current fiscal year, the reduced burley leaf production volumes in Africa will impact our total volumes sold for that region, which mainly ship in the third and fourth fiscal quarters. Less African burley leaf was grown this fiscal year due to excess production and low grower prices in fiscal year 2017 and unfavorable weather conditions this fiscal year. Although we still expect our total shipments to be weighted to the second half of the fiscal year, we currently anticipate modestly lower total lamina sales volumes for fiscal year 2018. We are estimating that this fiscal year’s global burley production declines will recover in next year’s crop.

Despite supply constraints in certain important origins over the last two fiscal years, we have been pleased with additional business opportunities that we have gained from our customers. We believe that we have increased our market share and that we continue to bring efficiencies to the leaf tobacco supply chain while meeting our customers’ current and evolving product needs.

We also remain focused on providing value to our shareholders. During the first half of fiscal 2018 we have returned nearly $40.0 million to our shareholders in dividends and common stock repurchases and are pleased today to have announced an annual dividend increase for the 47th consecutive year.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $98 million at September 30, 2017. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1.0 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we repurchased shares of our common stock during the three-month period ended September 30, 2017:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July1-31, 2017	—	$—	—	$100,000,000
August 1-31, 2017	220,000	57.45	220,000	87,361,193
September 1-30, 2017	—	—	—	87,361,193
Total	220,000	$—	220,000	$87,361,193

(1)
Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2015. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program was replaced in November 2017 when our Board of Directors approved a new authorization for the purchase of up to $100 million in our securities through November 15, 2019, or when we have exhausted the funds authorized for the program.

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended September 30, 2017 and 2016, (ii) the Consolidated Balance Sheets at September 30, 2017, September 30, 2016, and March 31, 2017, (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2017	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended September 30, 2017 and 2016, (ii) the Consolidated Balance Sheets at September 30, 2017, September 30, 2016, and March 31, 2017, (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith