Form 10-Q
period 2017-12-31
UNIVERSAL CORP /VA/
filed 2018-02-06
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 2, 2018, the total number of shares of common stock outstanding was 25,045,631.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$653,581	$668,771	$1,426,451	$1,421,188
Costs and expenses
Cost of goods sold	545,063	533,318	1,171,000	1,145,694
Selling, general and administrative expenses	48,839	52,068	144,242	153,101
Restructuring and impairment costs	—	178	—	3,860
Operating income	59,679	83,207	111,209	118,533
Equity in pretax earnings of unconsolidated affiliates	6,404	4,495	6,636	5,625
Interest income	166	482	1,362	1,116
Interest expense	4,020	4,051	11,916	12,440
Income before income taxes and other items	62,229	84,133	107,291	112,834
Income taxes	12,010	27,071	25,445	36,778
Net income	50,219	57,062	81,846	76,056
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(4,819)	(3,415)	(6,702)	(2,621)
Net income attributable to Universal Corporation	45,400	53,647	75,144	73,435
Dividends on Universal Corporation convertible perpetual preferred stock	—	(3,687)	—	(11,061)
Earnings available to Universal Corporation common shareholders	$45,400	$49,960	$75,144	$62,374

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$1.80	$2.17	$2.97	$2.73
Diluted	$1.78	$1.92	$2.94	$2.63

Weighted average common shares outstanding:
Basic	25,230,336	22,982,473	25,323,796	22,831,717
Diluted	25,460,409	27,996,583	25,546,070	27,967,215

Total comprehensive income, net of income taxes	$53,971	$58,717	$96,159	$76,038
Less: comprehensive income attributable to noncontrolling interests, net of income taxes	(5,128)	(3,214)	(6,900)	(1,976)
Comprehensive income attributable to Universal Corporation, net of income taxes	$48,843	$55,503	$89,259	$74,062

Dividends declared per common share	$0.55	$0.54	$1.63	$1.60

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2017	2016	2017
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$146,578	$411,507	$283,993
Accounts receivable, net	347,175	280,978	439,288
Advances to suppliers, net	108,952	93,175	103,750
Accounts receivable—unconsolidated affiliates	1,799	2,073	2,373
Inventories—at lower of cost or net realizable value:
Tobacco	796,165	736,368	565,943
Other	69,687	67,638	68,087
Prepaid income taxes	14,459	11,419	16,713
Other current assets	92,959	61,856	81,252
Total current assets	1,577,774	1,665,014	1,561,399

Property, plant and equipment
Land	22,885	22,760	22,852
Buildings	269,670	264,485	266,802
Machinery and equipment	621,051	603,860	597,213
	913,606	891,105	886,867
Less accumulated depreciation	(596,722)	(569,697)	(569,527)
	316,884	321,408	317,340
Other assets
Goodwill and other intangibles	98,981	98,869	98,888
Investments in unconsolidated affiliates	86,246	75,574	78,457
Deferred income taxes	21,049	24,266	25,422
Other noncurrent assets	49,033	41,798	41,899
	255,309	240,507	244,666

Total assets	$2,149,967	$2,226,929	$2,123,405

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2017	2016	2017
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$50,804	$52,052	$59,133
Accounts payable and accrued expenses	138,161	131,925	153,515
Accounts payable—unconsolidated affiliates	16,184	10,522	7,231
Customer advances and deposits	23,939	14,201	11,007
Accrued compensation	19,387	22,800	32,007
Income taxes payable	8,052	7,239	5,103
Current portion of long-term debt	—	—	—
Total current liabilities	256,527	238,739	267,996

Long-term debt	368,998	368,645	368,733
Pensions and other postretirement benefits	74,577	78,930	80,689
Other long-term liabilities	47,289	30,038	31,424
Deferred income taxes	31,903	29,075	47,985
Total liabilities	779,294	745,427	796,827

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Series B 6.75% Convertible Perpetual Preferred Stock, no par value, 220,000 shares authorized, no shares outstanding (107,418 at December 31, 2016, and none at March 31, 2017)	—	104,012	—
Common stock, no par value, 100,000,000 shares authorized 25,114,349 shares issued and outstanding (25,270,976 at December 31, 2016, and 25,274,506 at March 31, 2017)	321,832	319,509	321,207
Retained earnings	1,058,556	1,090,148	1,034,841
Accumulated other comprehensive loss	(55,444)	(71,723)	(69,559)
Total Universal Corporation shareholders' equity	1,324,944	1,441,946	1,286,489
Noncontrolling interests in subsidiaries	45,729	39,556	40,089
Total shareholders' equity	1,370,673	1,481,502	1,326,578

Total liabilities and shareholders' equity	$2,149,967	$2,226,929	$2,123,405

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,846	$76,056
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	26,106	26,107
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	4,375	414
Foreign currency remeasurement (gain) loss, net	(3,430)	12,493
Deferred income taxes	(18,967)	(308)
Restructuring and impairment costs	—	3,860
Other, net	12,131	7,598
Changes in operating assets and liabilities, net	(151,429)	56,533
Net cash provided (used) by operating activities	(49,368)	182,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(23,567)	(28,544)
Proceeds from sale of property, plant and equipment	5,072	665
Other	(550)	—
Net cash used by investing activities	(19,045)	(27,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	(12,195)	(11,299)
Dividends paid to noncontrolling interests	(1,260)	(1,260)
Repurchase of common stock	(12,639)	—
Dividends paid on convertible perpetual preferred stock	—	(11,061)
Dividends paid on common stock	(40,886)	(36,181)
Other	(2,828)	(2,256)
Net cash used by financing activities	(69,808)	(62,057)

Effect of exchange rate changes on cash	806	(757)
Net increase (decrease) in cash and cash equivalents	(137,415)	92,060
Cash and cash equivalents at beginning of year	283,993	319,447

Cash and cash equivalents at end of period	$146,578	$411,507
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

Pronouncements to be Adopted in Future Periods
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes substantially all of the current revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”).  ASU 2014-09 was developed under a joint project with the International Accounting Standards Board (“IASB”) to improve and converge the existing revenue recognition accounting guidance in U.S. GAAP and International Accounting Standards.  Under ASU 2014-09, the central underlying principle is to recognize revenues when promised goods or services are transferred to customers at an amount determined by the consideration a company expects to receive for those goods or services.  The guidance outlines a five-step process for determining the amount and timing of revenue to be recognized from those arrangements.  It is more principles-based than the existing guidance under U.S. GAAP, and therefore is expected to require more management judgment and involve more estimates than the current guidance.  ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including all interim periods within the year of adoption.   Companies are allowed to select between two transition methods:  (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. Since the issuance of ASU 2014-09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement.  Universal expects to adopt ASU 2014-09 and the related supplemental amendments effective April 1, 2018, which is the beginning of the fiscal year ending March 31, 2019.  The Company formed a cross-functional project team to review its current revenue accounting policies and control processes, to complete a comprehensive analysis of the new guidance, and to determine the effect it will have on revenue recognition and financial statement disclosures for all customer contracts. The team has classified its customer contracts into primary revenue streams and is continuing the process of completing individual contract reviews and making final determinations with respect to provisions in the new guidance that may impact the timing of revenue recognition for certain customer arrangements. The team is currently documenting internal controls related to the adoption of ASU 2014-09 and drafting sample disclosures required by the guidance. At this time, the Company does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.  The Company expects to use the modified retrospective transition method as its method of adoption.

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
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, "Derivatives and Hedging (Topic 815)"("ASU 2017-12").  ASU 2017-12 expands derivative strategies that quality for hedge accounting and amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company plans to early adopt ASU 2017-12 in the fourth quarter of fiscal year 2018, using the modified retrospective approach. At this time, the Company does not expect the adoption to be material to the Company's consolidated financial statements.

NOTE 3.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at December 31, 2017, all of which expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at December 31, 2017, was the face amount, $36 million including unpaid accrued interest ($35 million at December 31, 2016, and $17 million at March 31, 2017). The fair value of the guarantees was a liability of approximately $1 million at December 31, 2017 ($2 million at December 31, 2016, and $1 million at March 31, 2017). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $2 million at December 31, 2017, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $15 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $17 million. Those amounts are based on the exchange rate for the Brazilian currency at December 31, 2017. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of December 31, 2017, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $15 million (at the December 31, 2017 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $15 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2017.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $5 million at the December 31, 2017 exchange rate, reflecting a substantial reduction from the original $17 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $5 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2017.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $136 million at December 31, 2017, $125 million at December 31, 2016, and $134 million at March 31, 2017. The related valuation allowances totaled $24 million at December 31, 2017, $30 million at December 31, 2016, and $27 million at March 31, 2017, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $4.4 million and $0.4 million in the nine-month periods ended December 31, 2017 and 2016, respectively. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2017, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $52 million ($41 million at December 31, 2016, and $45 million at March 31, 2017), and the related valuation allowances totaled approximately $17 million ($11 million at December 31, 2016, and $13 million at March 31, 2017). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

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

For the nine-month period in fiscal year 2017, the Company recorded restructuring and impairment costs totaling $3.9 million primarily related to the Company's decision to close its tobacco processing facility in Hungary. The Company is now processing tobaccos sourced from Hungary in its factories in Italy. The costs incurred for the change in operations in Hungary included statutory employee termination benefits and impairment charges related to certain property and equipment.  Substantially all of the termination benefits were paid before the end of the third quarter of fiscal year 2017. The majority of the restructuring and impairment costs incurred were related to operations that are part of the Other Regions reportable segment of the Company's Flue-Cured and Burley Tobacco Operations.

There were no restructuring and impairment costs incurred for the nine-month period in fiscal year 2018.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2017	2016	2017	2016

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$45,400	$53,647	$75,144	$73,435
Less: Dividends on convertible perpetual preferred stock	—	(3,687)	—	(11,061)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	45,400	49,960	75,144	62,374

Denominator for basic earnings per share
Weighted average shares outstanding	25,230,336	22,982,473	25,323,796	22,831,717

Basic earnings per share	$1.80	$2.17	$2.97	$2.73

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$45,400	$49,960	$75,144	$62,374
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	3,687	—	11,061
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	45,400	53,647	75,144	73,435

Denominator for diluted earnings per share:
Weighted average shares outstanding	25,230,336	22,982,473	25,323,796	22,831,717
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	4,693,155	—	4,816,904
Employee share-based awards	230,073	320,955	222,274	318,594
Denominator for diluted earnings per share	25,460,409	27,996,583	25,546,070	27,967,215

Diluted earnings per share	$1.78	$1.92	$2.94	$2.63
As discussed Note 3, all outstanding shares of the Company's convertible perpetual preferred stock were converted for common stock or cash in the third and fourth quarters of fiscal year 2017, and therefore none were outstanding for the three- and nine-month periods ended December 31, 2017.

The Company had the following potentially dilutive securities (stock appreciation rights) outstanding for the nine months ended December 31, 2016 that were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of the Company's common stock, and thus their effect would have been antidilutive:

Nine Months Ended December 31,
2016
Potentially dilutive securities	122,200
Weighted-average exercise price	$62.66
At December 31, 2017, all previously-granted stock appreciation rights had been exercised or had expired, and none were outstanding.
NOTE 6.   INCOME TAXES

On December 20, 2017, the United States Congress passed legislation making significant changes to income taxation at the federal level for individuals, pass-through entities, and corporations. The legislation, known as the Tax Cuts and Jobs Act, was signed into law by the President on December 22, 2017. For corporations, the changes include a reduction in the statutory rate on taxable income from 35% to 21%, and a move from a worldwide tax system to a territorial tax system for companies with foreign operations. Under the territorial system, except in limited situations or for limited types of income, earnings from foreign operations will generally no longer be subject to U.S. taxation. The law accommodates the move from the previous worldwide tax system by providing for a one-time transition tax on the undistributed post-1986 earnings of foreign subsidiaries as of either November 2, 2017 or December 31, 2017, whichever undistributed earnings amount is greater. Other provisions of the new law allow for immediate expensing of investments in property, plant, and equipment, and impose limitations on the deductibility of interest, executive compensation, and meals and entertainment expense.

Under the applicable accounting guidance, corporations are required to account for the effects of changes in income tax law on their financial statements as a component of taxes provided on income from continuing operations in the period those changes are enacted, which for Universal is the fiscal quarter and nine-month period ended December 31, 2017. Due to the complexities associated with understanding and applying various aspects of the new law and quantifying or estimating amounts upon which calculations required to account for new law are based, the U.S. Securities and Exchange Commission (“SEC”) recognized that it may be difficult for many companies to complete the determination of all accounting effects of the new law within the available timeframe for issuing their financial statements for the period of enactment. As a result, the SEC provided guidance permitting corporations to record and report specific items impacted by the new law on the basis of reasonable estimates if final amounts have not been determined and designate them as provisional amounts, or to continue to account for specific items under the previous law if it is not possible to develop reasonable estimates within the timeframe for issuance of the financial statements. In subsequent reporting periods, as the accounting for those items is finalized, companies are expected to record the appropriate adjustments to the initial accounting, removing the provisional designation on an item in the period that the accounting for that item is completed. A measurement period of no more than one year from the date of enactment of the new law is provided under the SEC guidance to complete all such adjustments.

The most significant effects of the new law on Universal’s financial statements for the current reporting periods are:

(1)	an adjustment of recorded deferred tax assets and liabilities to the tax rates at which they are expected to reverse in the future, including:

•	amounts initially recorded in net income, and

•	amounts initially recorded in other comprehensive income (loss).

(2)	a reduction of the liability previously recorded for U.S. income taxes on undistributed foreign earnings to the amounts expected to be paid under the one-time transition tax provisions of the new law.

The following table outlines consolidated income tax expense and the effective tax rates on pretax earnings for the quarter and nine months ended December 31, 2017, including the effects recorded for the new law:

	Three Months Ended December 31, 2017		Nine Months Ended December 31, 2017
(in thousands of dollars)	Amount	Effective Tax Rate	Amount	Effective Tax Rate

Income before income taxes	$62,229		$107,291

Income tax expense:
Determined under previous tax law	$22,506	36.2%	$35,941	33.5%

Effect of new law:
Adjustment of deferred tax assets and liabilities:
- Initially recorded in net income	(5,426)	(8.7)%	(5,426)	(5.1)%
- Initially recorded in other comprehensive income	9,800	15.7%	9,800	9.1%
Reduction of U.S. tax liability on undistributed foreign earnings to estimate of one time transition tax	(14,528)	(23.4)%	(14,528)	(13.5)%
All other effects	(342)	(0.5)%	(342)	(0.3)%
Total effect of new law	$(10,496)	(16.9)%	$(10,496)	(9.8)%

Total income tax expense under new law	$12,010	19.3%	$25,445	23.7%

As noted above, the effect of the new law includes a $5.4 million net reduction of current period income tax expense from remeasuring net deferred tax liabilities to the lower rates at which they are now expected to reverse, generally the new 21% statutory U.S. tax rate. In addition, the effect of the new law includes $9.8 million of net current period tax expense from remeasuring net deferred tax assets attributable to pension and other post retirement benefit plans, foreign currency translation adjustments, and other amounts that were initially recorded through other comprehensive income (loss) to the new lower rates. Current accounting guidance requires that this $9.8 million net deferred tax asset adjustment be recorded in income tax expense as part of the effect of the new law, rather than through other comprehensive income (loss). As a result, the effective tax rates on the pretax amounts of the items reported in accumulated other comprehensive income (loss) at December 31, 2017 are not reflective of the future rates at which those items will reverse. The Financial Accounting Standards Board has issued proposed guidance that, if subsequently issued as a final Accounting Standards Update, will require the adjustment of the tax effects in accumulated other comprehensive income (loss) to the appropriate amounts through a reclassification to retained earnings upon adoption of the guidance.

Prior to the enactment of the new law, under its accounting for income taxes, the Company had no undistributed earnings of consolidated foreign subsidiaries that were classified as permanently reinvested. Accordingly, the Company had recorded the full tax liability on those earnings, including both the local country taxes and the U.S. taxes expected to be paid on their future distribution. The new law replaces the U.S. income tax that would have been paid on those earnings in the future with the one-time transition tax, which is allowed to be paid over an eight-year period. The total liability recorded by the Company for this transition tax is approximately $21.0 million. The $14.5 million reduction of income tax expense related to undistributed foreign earnings reflects the adjustment of the U.S. tax liability previously recorded on those earnings to the transition tax amount. The Company continues to assume repatriation of all undistributed earnings of its consolidated foreign subsidiaries and has therefore provided for expected local withholding taxes on the distribution of those earnings where applicable, net of the related U.S. tax credit attributable to those withholding taxes.

In determining the recorded effect of the new law presented above, the Company was able to develop what it considers to be reasonable estimates and make what it considers to be reasonable interpretations with respect to the application of the law in areas that may receive future clarification. As a result, the Company has not continued to account for any specific items under the previous tax law. The three primary component effects of the new law on the Company's financial statements for the current reporting periods, as reflected in the above table, are considered provisional at this time in order to allow additional time to complete the final accounting. The Company continues to analyze certain aspects of the new law, and future treasury regulations, tax law technical corrections, notices, rulings, and other guidance issued by the government could result in changes or refinements to amounts recorded in the current reporting period. These include potential refinements of the Company's calculations of the adjustments to deferred tax assets and liabilities and the U.S. tax liability for undistributed foreign earnings for the effect of the new law. The amount recorded for the reduction in the tax liability on undistributed foreign earnings may also be refined and adjusted based on continuing review of the Company's calculation of the one-time transition tax, including further analysis of the portion of the undistributed earnings amounts represented by cash and other specified assets held by its foreign subsidiaries. As a result, the provisional amounts recorded may be adjusted in future reporting periods within the allowed one-year measurement period as the final accounting is completed, and those adjustments could be material.

In future reporting periods under the new law, the Company’s consolidated income tax expense will generally be determined by the aggregation of tax expense recorded in the U.S. and at the local country level by each foreign subsidiary, rather than through an adjustment of worldwide earnings to the U.S. statutory tax rate. The consolidated effective tax rate will be more influenced by the mix of pretax earnings from the various countries in which the Company operates than in the past, and changes in currency exchange rates will also have an impact on the effective tax rate. Although the Company has not completed its assessment of the estimated level of its consolidated effective tax rate for future periods, it is expected to be somewhat lower, but will likely fluctuate more, than the historical level for recent fiscal years.

As noted in the above table, with the effect of the tax law changes, the Company’s consolidated effective income tax rates were 19.3% and 23.7% for the three and nine months ended December 31, 2017 respectively.  Without the changes in the tax law, those effective income tax rates would have been 36.2% and 33.5%, respectively.  The effective tax rates for the three and nine months ended December 31, 2016 were 32.2% and 32.6%, respectively.

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

Cash Flow Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At December 31, 2017, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during the first nine months of fiscal years 2018 and 2017 was as follows:

	Nine Months Ended December 31,
(in millions of dollars)	2017	2016

Tobacco purchases	$19.4	$9.7
Processing costs	7.3	2.7
Total	$26.7	$12.4

The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the nine months ended December 31, 2017 reflect the increased size of the 2017 Brazilian crop and variations in the timing of fixed-price orders from customers for their purchases from the respective crop years. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for amounts related to any ineffective portion of the hedging strategy or any early de-designation of the hedge arrangement, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

All forward contracts to hedge purchases of the 2017 crop in Brazil matured and settled by December 31, 2017. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at December 31, 2017, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2018.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at December 31, 2017 and 2016, and March 31, 2017, were approximately $21.2 million, $23.4 million, and $33.0 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three- and nine-month periods ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2017	2016	2017	2016

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2,562	$10,876	$1,136	$8,484
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(314)	$(987)	$(1,231)	$(3,135)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$—	$—	$(1,101)	$453
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(283)	$102	$(725)	$770
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$(5)	$246
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$1,100	$(1,576)	$397	$(2,932)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $0.4 million remained in accumulated other comprehensive loss at December 31, 2017. That balance reflects gains and losses on contracts related to the 2017 crop, less the amount reclassified to earnings related to tobacco sold through December 31, 2017. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2018 as the 2017 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2017 and 2016, and March 31, 2017:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2017	December 31, 2016	March 31, 2017		December 31, 2017	December 31, 2016	March 31, 2017

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$4,516	$853	$2,149	Other long-term liabilities	$—	$—	$—

Forward foreign currency exchange contracts	Other current assets	—	—	56	Accounts payable and accrued expenses	—	—	55
Total		$4,516	$853	$2,205		$—	$—	$55

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$379	$4	$917	Accounts payable and accrued expenses	$15	$1,229	$120
Total		$379	$4	$917		$15	$1,229	$120

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

At December 31, 2017 and 2016, and at March 31, 2017, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	December 31, 2017
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,625	$—	$—	$—	$1,625
Trading securities associated with deferred compensation plans	—	17,386	—	—	17,386
Interest rate swap agreements	—	—	4,516	—	4,516
Forward foreign currency exchange contracts	—	—	379	—	379
Total financial assets measured and reported at fair value	$1,625	$17,386	$4,895	$—	$23,906

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,149	$1,149
Forward foreign currency exchange contracts	—	—	15	—	15
Total financial liabilities measured and reported at fair value	$—	$—	$15	$1,149	$1,164

	December 31, 2016
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$241,991	$—	$—	$—	$241,991
Trading securities associated with deferred compensation plans	—	17,210	—	—	17,210
Interest rate swap agreements	—	—	853	—	853
Forward foreign currency exchange contracts	—	—	4	—	4
Total financial assets measured and reported at fair value	$241,991	$17,210	$857	$—	$260,058

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,844	$1,844
Forward foreign currency exchange contracts	—	—	1,229	—	1,229
Total financial liabilities measured and reported at fair value	$—	$—	$1,229	$1,844	$3,073

	March 31, 2017
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$137,145	$—	$—	$—	$137,145
Trading securities associated with deferred compensation plans	—	17,726	—	—	17,726
Interest rate swap agreements	—	—	2,149	—	2,149
Forward foreign currency exchange contracts	—	—	973	—	973
Total financial assets measured and reported at fair value	$137,145	$17,726	$3,122	$—	$157,993

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,177	$1,177
Forward foreign currency exchange contracts	—	—	175	—	175
Total financial liabilities measured and reported at fair value	$—	$—	$175	$1,177	$1,352

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2017 and 2016 is provided below.

	Nine Months Ended December 31,
(in thousands of dollars)	2017	2016

Balance at beginning of year	$1,177	$1,628
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(1,047)	(1,848)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	1,051	1,856
Change in discount rate and estimated collection period	28	55
Currency remeasurement	(60)	153
Balance at end of period	$1,149	$1,844

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates December 31, 2017, December 31, 2016, and March 31, 2017. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2017	2016	2017	2016

Service cost	$1,314	$1,343	$64	$73
Interest cost	2,436	2,453	381	378
Expected return on plan assets	(3,717)	(3,584)	(22)	(11)
Net amortization and deferral	815	843	(71)	(100)
Net periodic benefit cost	$848	$1,055	$352	$340

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2017	2016	2017	2016

Service cost	$3,943	$4,063	$193	$220
Interest cost	7,309	7,389	1,150	1,136
Expected return on plan assets	(11,151)	(10,762)	(66)	(33)
Net amortization and deferral	2,445	2,519	(213)	(300)
Net periodic benefit cost	$2,546	$3,209	$1,064	$1,023

During the nine months ended December 31, 2017, the Company made contributions of approximately $7.6 million to its pension plans. Additional contributions of approximately $0.4 million are expected during the remaining three months of fiscal year 2018.

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

During the nine-month periods ended December 31, 2017 and 2016, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2017	2016

RSUs:
Number granted	59,550	63,425
Grant date fair value	$66.05	$55.93

PSAs:
Number granted	39,100	54,675
Grant date fair value	$60.37	$49.17

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the nine-month periods ended December 31, 2017 and 2016, the Company recorded total stock-based compensation expense of approximately $5.7 million and $4.8 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.5 million during the remaining three months of fiscal year 2018.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2017	2016	2017	2016

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$99,452	$93,198	$211,444	$246,669
Other Regions (1)	474,351	495,982	1,039,927	992,574
Subtotal	573,803	589,180	1,251,371	1,239,243
Other Tobacco Operations (2)	79,778	79,591	175,080	181,945
Consolidated sales and other operating revenue	$653,581	$668,771	$1,426,451	$1,421,188

OPERATING INCOME
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$3,623	$1,025	$13,887	$21,404
Other Regions (1)	57,029	81,074	98,622	96,399
Subtotal	60,652	82,099	112,509	117,803
Other Tobacco Operations (2)	5,431	5,781	5,336	10,215
Segment operating income	66,083	87,880	117,845	128,018
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)	(6,404)	(4,495)	(6,636)	(5,625)
Restructuring and impairment costs (4)	—	(178)	—	(3,860)
Consolidated operating income	$59,679	$83,207	$111,209	$118,533

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended December 31,
(in thousands of dollars)	2017	2016
Foreign currency translation:
Balance at beginning of year	$(33,138)	$(26,992)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(6,019) and $4,408)	11,179	(8,186)
Less: Net loss on foreign currency translation attributable to noncontrolling interests	(198)	645
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	10,981	(7,541)
Balance at end of period	$(22,157)	$(34,533)

Foreign currency hedge:
Balance at beginning of year	$(258)	$675
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of ($100) and $1,006)	1,721	(1,868)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $60 and $(304)) (1)	(1,037)	564
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	684	(1,304)
Balance at end of period	$426	$(629)

Interest rate hedge:
Balance at beginning of year	$1,398	$(6,997)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain on derivative instruments (net of tax expense of $(398) and $(2,969))	738	5,514
Reclassification of loss to earnings (net of tax benefit of $(431) and $(1,098)) (2)	800	2,038
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,538	7,552
Balance at end of period	$2,936	$555

Pension and other postretirement benefit plans:
Balance at beginning of year	$(37,561)	$(39,036)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(1,177) and $(881)) (3)	912	1,920
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	912	1,920
Balance at end of period	$(36,649)	$(37,116)

Total accumulated other comprehensive loss at end of period	$(55,444)	$(71,723)

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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the nine months ended December 31, 2017 and 2016 is as follows:

	Nine Months Ended December 31, 2017			Nine Months Ended December 31, 2016
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,286,489	$40,089	$1,326,578	$1,414,222	$38,840	$1,453,062
Changes in preferred stock
Conversion of Series B 6.75% convertible perpetual preferred stock to common stock	—	—	—	(107,550)	—	(107,550)

Changes in common stock
Repurchase of common stock	(2,790)	—	(2,790)	—	—	—
Conversion of Series B 6.75% convertible perpetual preferred stock to common stock	—	—	—	107,550	—	107,550
Accrual of stock-based compensation	5,714	—	5,714	4,766	—	4,766
Withholding of shares from stock-based compensation for grantee income taxes	(2,828)	—	(2,828)	(2,256)	—	(2,256)
Dividend equivalents on RSUs	529	—	529	503	—	503

Changes in retained earnings
Net income	75,144	6,702	81,846	73,435	2,621	76,056
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock	—	—	—	(11,061)	—	(11,061)
Common stock	(41,051)	—	(41,051)	(37,787)	—	(37,787)
Repurchase of common stock	(9,849)	—	(9,849)	—	—	—
Dividend equivalents on RSUs	(529)	—	(529)	(503)	—	(503)

Other comprehensive income (loss)	14,115	198	14,313	627	(645)	(18)

Dividends paid to noncontrolling shareholders	—	(1,260)	(1,260)	—	(1,260)	(1,260)
Balance at end of period	$1,324,944	$45,729	$1,370,673	$1,441,946	$39,556	$1,481,502

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; changes in U.S. federal income tax rates and legislation; regulation and litigation impacts on our customers; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in the first half of the fiscal year, we generally see inventory levels and other working capital items decrease in the second half of our fiscal year as crops in Africa, South America, and North America are being shipped. We saw the beginning of the seasonal contraction in our working capital requirements by the end of our third quarter of fiscal year 2018. Tobacco inventory levels declined, cash flow utilized by our operations decreased, and cash balances increased in the three months ended December 31, 2017. We funded our working capital needs in the nine months ended December 31, 2017, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect shipments to continue to be weighted to the second half of the fiscal year.

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

Operating Activities
Our operations utilized $49.4 million in net cash flows during the nine months ended December 31, 2017. That amount was $232.1 million higher than during the same period last fiscal year. The increase was largely due to increased working capital requirements on higher green leaf purchase volumes in Brazil, despite being partly offset by lower purchase volumes on smaller burley crops in Africa. The increased purchase volumes also impacted tobacco inventory levels, which increased by $230.2 million from March 31, 2017 levels on seasonal leaf purchases to $796.2 million at December 31, 2017, and increased by $59.8 million above December 31, 2016 levels. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At December 31, 2017, our uncommitted inventories were $125.4 million, or about 16% of total tobacco inventory, compared to $116.2 million, or about 21% of our March 31, 2017 inventory, and $124.2 million, or about 17% of our December 31, 2016 inventory. The level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2017, on deliveries of crops by farmers primarily in South America, Africa, and North America. Cash and cash equivalent balances and accounts receivable decreased by $137.4 million and $92.1 million, respectively, from March 31, 2017 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Accounts payable and accrued expenses were $138.2 million at December 31, 2017, a reduction of $15.4 million from March 31, 2017, as crops were delivered primarily in South America, Africa, and North America.

Our cash and cash equivalent balances were $264.9 million lower at December 31, 2017, compared to December 31, 2016 balances, mainly due to the cash settlement in January 2017 of the mandatory conversion of our previously outstanding preferred stock, as well as increased working capital requirements this fiscal year. Accounts receivable increased by $66.2 million compared to the same period in the prior fiscal year, primarily on timing of customer payments and sales mix. Other current assets were up $31.1 million at December 31, 2017, compared to December 31, 2016, partly due to an insurance receivable. Advances to suppliers of $109.0 million at December 31, 2017, were up $15.8 million compared to the same period in the prior fiscal year, largely on increased funding and earlier timing of advances to African farmers for the 2018 crop.

Investing Activities

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During the nine months ended December 31, 2017 and 2016, we invested about $23.6 million and $28.5 million, respectively, in our property, plant and equipment. Proceeds from the sale of property, plant, and equipment totaled $5.1 million for the nine months ended December 31, 2017, principally due to the sale of a former processing facility in Hungary. Depreciation expense was approximately $26.1 million for the nine months ended December 31, 2017 and 2016. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. From time to time, we undertake projects that increase capital spending beyond those limits. We currently plan to spend approximately $35 to $45 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization of approximately 18% at December 31, 2017, was up from the December 31, 2016 level of approximately 2% and the March 31, 2017 level of approximately 11%. The increase primarily reflects lower cash balances at December 31, 2017, and higher seasonal working capital requirements in fiscal year 2018. As of December 31, 2017, we had $146.6 million in cash and cash equivalents, our short-term debt totaled $50.8 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.
As of December 31, 2017, we had $430 million available under a committed revolving credit facility that will mature in December 2019, and we had about $247.6 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal years 2018 or 2019. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.
On November 7, 2017, we announced that our Board of Directors had approved a new share repurchase authorization, which replaced an expiring November 2015 share repurchase program, for the purchase of up to $100 million in equity securities through November 15, 2019. Under this authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. In determining our level of common share repurchase activity, our intent is to use only cash available after meeting our anticipated capital investment, dividend, and working capital requirements. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the nine months ended December 31, 2017, we purchased 220,000 shares of our common stock at an aggregate cost of $12.6 million (average price of $57.45). As of December 31, 2017, approximately 25.1 million shares of our common stock were outstanding and our available authorization under our current share repurchase program was $100 million.

During December 2016, holders of 111,072 shares of our Series B 6.75% Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) voluntarily exercised their conversion rights. Those shares of Series B Preferred Stock were converted into 2,487,118 shares of our common stock. The remaining outstanding shares of Series B Preferred Stock were mandatorily converted in January 2017. We elected to settle our conversion obligation for the remaining shares in cash.
Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2017, the fair value of our outstanding interest rate swap agreements was an asset of about $4.5 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At December 31, 2017, we had no open hedge contracts for those purposes. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was an immaterial net asset at December 31, 2017.

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

Net income for the nine months ended December 31, 2017, was $75.1 million, or $2.94 per diluted share, compared with $73.4 million, or $2.63 per diluted share for the same period of the prior fiscal year.  For the third fiscal quarter ended December 31, 2017, net income was $45.4 million, or $1.78 per diluted share, compared with net income for the prior year’s third quarter of $53.6 million, or $1.92 per diluted share. Net income for the nine months and quarter ended December 31, 2017, included a one-time reduction in income tax expense of $10.5 million, or $0.41 per diluted share resulting from the enactment of the Tax Cuts and Jobs Act in December 2017. Operating income for the nine months ended December 31, 2017, of $111.2 million, decreased by $7.3 million compared to the nine months ended December 31, 2016.  Operating income for the third quarter of fiscal year 2018 decreased to $59.7 million from $83.2 million for the three months ended December 31, 2017. Segment operating income was $117.8 million for the nine months ended December 31, 2017, a decrease of $10.2 million, and for the quarter ended December 31, 2017, was $66.1 million, a decrease of $21.8 million, both compared to the same periods last fiscal year.  Results in the nine months ended December 31, 2017, reflected slight earnings improvements in the Other Regions segment coupled with declines in the North America and the Other Tobacco Operations segments. In the quarter ended December 31, 2017, results were lower in the Other Regions and Other Tobacco Operations segments, but increased modestly in the North America segment. Consolidated revenues increased by $5.3 million to $1.4 billion for the nine months ended December 31, 2017, and decreased by $15.2 million to $653.6 million for the three months ended December 31, 2017, compared to the same periods in the prior year. The modest improvement in revenues for the nine months was primarily a result of increased processing revenues and slightly higher green tobacco prices largely offset by lower sales volumes and other revenues. For the quarter ended December 31, 2017, the decrease in revenues was driven by lower sales volumes and lower other revenues, offset in part by higher prices and an improved product mix.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment improved by $2.2 million to $98.6 million for the nine months ended December 31, 2017, compared to the nine months ended December 31, 2016. The improvement was driven by lower selling, general, and administrative expenses and higher processing revenues largely offset by lower sales volumes and other revenues from the receipt of distributions from unconsolidated affiliates. In South America, total lamina sales volumes were up for the nine months ended

December 31, 2017, on higher current crop sales partly offset by reduced carryover crop sales. The higher current year crop volumes also increased processing revenues and reduced factory unit costs there. Results for the Africa region for the nine months ended December 31, 2017, compared to the same period of the prior year, were down due to lower African burley production levels this year. Volumes improved for both the Europe and Asia regions primarily on stronger sales. Selling, general, and administrative costs for the segment were lower for the nine-month period, mostly from net foreign currency remeasurement gains compared with losses in the prior year, mainly in Africa. That benefit was partially offset by unfavorable comparisons due to the reversal of value-added tax reserves in the second quarter of fiscal year 2017. Revenues for the Other Regions segment for the nine months ended December 31, 2017, were up $47.4 million to $1.0 billion compared to the nine months ended December 31, 2016, as lower sales volumes and other revenues were offset by higher green tobacco prices and processing revenues.

Segment operating income for the Other Regions segment for the quarter ended December 31, 2017, decreased by $24.0 million to $57.0 million, compared with the third quarter of fiscal year 2017, principally on lower sales volumes and other revenues from the receipt of distributions from unconsolidated affiliates. These same factors also reduced revenues for the Other Regions segment for the quarter ended December 31, 2017, to $474.4 million down by $21.6 million, compared to the same period in the prior fiscal year. Volume declines in the Africa region, on lower burley production outweighed strong volumes in Asia and volume improvements in South America. Selling, general, and administrative costs were lower in the quarter ended December 31, 2017, compared to quarter ended December 31, 2016, mainly on net foreign currency remeasurement gains compared with losses in the prior year partly offset by recoveries on customer receivables in the prior year quarter.

North America

North America segment operating income of $13.9 million for the nine months, and $3.6 million for the quarter ended December 31, 2017, were down by $7.5 million and up by $2.6 million, respectively, compared with the same periods in the previous year. The decline in the nine months was driven by lower sales volumes. In the United States, volumes were down primarily due to large prior crop carryover sales last year, while offshore origin results were affected by lower volumes from later shipment timing in the current fiscal year and less favorable margins. In the quarter ended December 31, 2017, sales volumes were flat on some earlier timing of sales in the United States and a partial catch up in the offshore origins of volumes that had shipped earlier in fiscal year 2017. The segment also benefited from an improved product mix in the third quarter of fiscal year 2018 compared to the prior fiscal year. Selling, general and administrative costs were flat for the nine months and quarter ended December 31, 2017, compared with the same periods in the previous fiscal year. Segment revenues were down, by $35.2 million to $211.4 million for the nine months on lower volumes, and up by $6.3 million to $99.5 million for the third quarter of fiscal year 2018 mainly on an improved product mix, compared with the same periods in the prior fiscal year.

Other Tobacco Operations

The Other Tobacco Operations segment operating income decreased by $4.9 million to $5.3 million for the nine months and by $0.4 million to $5.4 million for the third fiscal quarter ended December 31, 2017, compared with the same periods last fiscal year. In both periods, earnings were lower for the dark tobacco operations mostly driven by lower sales in Indonesia on lack of wrapper tobacco availability from the weather damaged crop. Indonesian wrapper volumes and quality have recovered in the subsequent crop, which will be available for sale beginning in early fiscal 2019. Earnings for the oriental joint venture increased for the nine months and third fiscal quarter, largely from gains on the sale of idle assets. Benefits from higher sales volumes and a better sales mix in the joint venture for the nine months ended December 31, 2017, compared to the same period in fiscal 2017, were heavily offset by higher currency remeasurement losses from the devaluation of the Turkish lira. Operating results for the Special Services group were relatively flat for the nine months and third quarter of fiscal year 2018 compared with the prior fiscal year periods. Selling, general, and administrative costs for the segment were flat for the third fiscal quarter but were higher for the nine months of fiscal year 2018 compared with fiscal year 2017, primarily on negative currency remeasurement variances and a value-added tax charge. Revenues for the Other Tobacco Operations segment for the nine months ended December 31, 2017, of $175.1 million decreased $6.9 million from the comparable prior fiscal year period mainly due to lower sales volumes from the timing of shipments of oriental tobaccos into the United States. Revenues of $79.8 million for the third fiscal quarter of 2018 were flat compared to the third quarter of fiscal 2017.

Other Items

Cost of goods sold increased by about 2% to $1.2 billion and $545.1 million for the nine months and third quarter of fiscal year 2018, respectively, compared with the same periods in fiscal year 2017. For both periods, the increase reflected slightly higher green leaf prices and a higher percentage of lamina in the sales mix. Selling, general, and administrative costs decreased by $8.9 million and by $3.3 in the nine months and quarter ended December 31, 2017, respectively, compared to the prior fiscal year periods. The decrease in both periods was largely driven by net foreign currency remeasurement and exchange gains in the current fiscal periods compared with losses incurred in the prior fiscal year comparable periods, primarily in Africa, Europe, and Asia. In the nine month period that benefit was partly offset by the absence of the reversal of value-added tax reserves in the second quarter of fiscal year 2017 and a value-added tax charge in Indonesia in the second fiscal quarter of 2018.

The consolidated effective income tax rates for the quarter and nine months ended December 31, 2017, respectively were approximately 19% and 24%, and include the effects from the changes in U.S. corporate income tax law under the Tax Cuts and Jobs Act of 2017 that were enacted in December 2017. Those effects mainly represent an adjustment to deferred tax assets and liabilities as well as the reduction of the U.S. tax liability on undistributed foreign earnings. For more details, see footnote 6. The consolidated effective income tax rates were approximately 32% and 33% for the quarter and nine months ended December 31, 2016, respectively. Income taxes for those periods were lower than the 35% federal statutory rate at that time, due to a combination of lower net effective tax rates on income from certain foreign subsidiaries, and effects of changes in local currency exchange rates on deferred income tax balances.

Results for the nine months and third fiscal quarter ended December 31, 2016 included restructuring and impairment costs of $3.9 million ($0.09 per diluted share) and  $0.2 million ($0.00 per diluted share), respectively.

General Overview

As expected, our earnings from operations so far in fiscal year 2018 have been impacted by lower burley crop volumes in Africa and fewer carryover crop sales in North America, offset in part by the return to normal crop volumes in Brazil, where we continue to see the benefits of higher volumes and lower factory unit costs. The burley crop shortfall will predominately affect our third and fourth fiscal quarters when we typically ship African crops. Last year’s third fiscal quarter reflected the largest quarterly sales volumes in our recent history and included $13 million of income from the timing of the receipt of distributions of unconsolidated subsidiaries, both of which negatively impacted our third quarter comparisons for fiscal year 2018.

Our earnings for the quarter and nine-month period ended December 31, 2017, included a one-time $10.5 million ($0.41 per share) reduction of income tax expense from the application of recent U.S. tax legislation. This benefit mainly reflects an adjustment to deferred tax assets and liabilities as well as the reduction of the U.S. tax liability on undistributed foreign earnings. Part of this adjustment is a result of our accounting practice of recording the full U.S. tax liability expected to be paid on undistributed earnings of foreign subsidiaries. We estimate that our ongoing annual tax rate will be somewhat lower than the historic level for recent fiscal years, and that it will be more volatile, due in part to potential foreign exchange fluctuations that may affect tax expense. See footnote 6 herein for further details.

Working capital requirements have been higher this year and reflect higher current crop purchases on recovered Brazilian crop levels. At the same time, uncommitted inventories at 16% of total inventory on December 31, 2017, remain within our targets and are slightly lower than last year’s level of 17% at December 31, 2016. We expect our cash balances to remain strong, sustaining our solid balance sheet and supporting funds required for seasonal crop purchases and input advances for fiscal year 2019 crops.

We also anticipate that our volumes for the fourth quarter of fiscal year 2018 will be lower than those achieved in the fourth quarter of the prior year, given reduced crop volumes available for sale in Africa this year, which typically have strong shipment volumes in the fourth fiscal quarter. As a result, we continue to believe our total lamina volumes for fiscal year 2018 will be modestly lower than those volumes in fiscal year 2017. Looking forward, the next crop cycle, which will be reflected in our fiscal year 2019 results, has begun with green tobacco purchases in Brazil. The crop season is off to a good start, and assuming the recovery of African volumes and overall market stability, we believe that our fiscal year 2019 total sales volumes will be higher.

In January, we celebrated an important milestone -- the 100th anniversary of our Company. For 100 years, we have been finding innovative solutions to serve our customers and meet their leaf tobacco needs, and stand today as the leading global leaf supplier. As we move into our next 100 years, we will build on our history by seeking opportunities to leverage both our assets and expertise and to deliver value to our shareholders. We will continue our commitment to leadership in setting industry standards, operating with transparency, providing products that are responsibly-sourced, and investing in and strengthening the communities where we operate.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $51 million at December 31, 2017. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.5 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended December 31, 2017:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2017	—	$—	—	$87,361,193
November 1-30, 2017	—	—	—	100,000,000
December 1-31, 2017	—	—	—	100,000,000
Total	—	$—	—	$100,000,000

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2017 and 2016, (ii) the Consolidated Balance Sheets at December 31, 2017, December 31, 2016, and March 31, 2017, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 6, 2018	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2017 and 2016, (ii) the Consolidated Balance Sheets at December 31, 2017, December 31, 2016, and March 31, 2017, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith