Form 10-K
period 2018-03-31
UNIVERSAL CORP /VA/
filed 2018-05-25
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2018
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2017, the last day of the registrant's most recently completed second fiscal quarter, was approximately $1.4 billion. The registrant does not have non-voting common equity.
As of May 21, 2018, the total number of shares of common stock outstanding was 24,899,948.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the 2018 Proxy Statement for the Annual Meeting of Shareholders of the registrant is incorporated by reference into Part III hereof.

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
Overview
We are the leading global leaf tobacco supplier. We operate in over 30 countries on five continents and procure, finance, process, pack, store and ship leaf tobacco and other agri-products. Tobacco has been our principal focus since our founding in 1918. The largest portion of our business involves procuring and processing flue-cured and burley leaf tobacco for manufacturers of consumer tobacco products. We do not manufacture any consumer products. Rather, we support consumer product manufacturers by selling them processed raw products and performing related services for them. Our reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco- and non-tobacco-related services. We generated approximately $2.0 billion in consolidated revenues and earned $171.5 million in total operating income and $180.6 million in total segment operating income in fiscal year 2018. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

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
In addition to our core leaf tobacco business, we are involved in other smaller-scale tobacco and agribusiness opportunities. We participate in a joint venture, AmeriNic, Inc., which produces liquid nicotine for electronic nicotine delivery systems. AmeriNic’s products are manufactured in a FDA-compliant facility in North Carolina under stringent United States Pharmacopeia ("USP") standards. Our wholly owned subsidiary, Global Laboratory Services, Inc., provides testing for crop protection agents and tobacco constituents in seed, leaf, and finished products, including e-cigarette liquids and vapors. Analytical services include chemical compound testing in finished tobacco products and mainstream smoke. We also have businesses that produce high-quality dehydrated and juiced fruit and vegetable products and recycle waste materials from tobacco production. Additionally, we are involved in research and development growth trials with trusted partners for non-tobacco agriproducts production such as vanilla and stevia in Brazil. We have also expanded our offerings to meet demand for shisha (water pipe) style leaf tobacco for customers in the Middle East and North Africa (MENA) region and natural wrappers in the United States and Europe. When looking at new disciplined investments, both growth opportunities in tobacco and in adjacent industries and markets, we continue to seek prospects that we believe will capitalize on the strengths of our core competencies and deliver value to our shareholders.
With respect to our core leaf tobacco business, we generate our revenues from product sales of processed, packed tobacco that we source, from processing fees for tobacco owned by third parties, and from fees for other services. Sales to our six largest customers, with whom we have longstanding relationships, have accounted for more than two-thirds of our consolidated revenues for each of the past three fiscal years.  Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2018, our flue-cured and burley operations accounted for 88% of our revenues and 94% of our segment operating income.
We conduct our business in varying degrees in a number of countries, including Bangladesh, Brazil, Canada, the Dominican Republic, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Nicaragua, Paraguay, the People’s Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, the United Arab Emirates, the United States, and Zimbabwe. In addition, our oriental tobacco joint venture, Socotab, L.L.C. has operations in Bulgaria, Greece, Macedonia, and Turkey.
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
We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world. Africa, Brazil, and the United States produce approximately two-thirds of the flue-cured and burley tobacco grown outside of China. We estimate that we have historically handled, through leaf sales or processing, between 30% and 40% of the annual production of such tobaccos in both Africa and the United States and between 15% and 25% in Brazil. These percentages can change from year to year based on the size, price, and quality of the crops. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in Socotab, L.L.C., a leading supplier of oriental tobaccos. In addition, we maintain a presence, and in certain cases, a leading presence, in all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our volumes handled, our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position. The efficiencies that we offer our customers, due to our established network of operational expertise and infrastructure on the ground and our ability to market most styles and grades of leaf to a diverse customer base, are also key to our success.
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
Seasonality
Our operations are seasonal in nature. Tobacco in Brazil is usually purchased from January through July, while buying in Malawi, Mozambique, Zimbabwe, and other African countries typically begins around March and continues through November. Farmers begin to sell U.S. flue-cured tobacco in late July, and the marketing season lasts for approximately four months.
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
Customers
A material part of our business is dependent upon a few customers. Our six largest customers are Altria Group Inc., British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International, Inc.   In the aggregate, these customers have accounted for more than two-thirds of our consolidated revenues for each of the past three fiscal years.  For the fiscal year ended March 31, 2018, each of British American Tobacco plc, Imperial Brands plc, and Philip Morris International, Inc., including their respective affiliates, accounted for 10% or more of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have longstanding relationships with all of these customers.
We had commitments from customers for approximately $572 million of the tobacco in our inventories at March 31, 2018. Based upon historical experience, we expect that at least 90% of such orders will be delivered during fiscal year 2019. Most of our products require shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.
As more fully described in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we recognize revenue from the sale of tobacco when title and risk of loss is transferred to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, including Brazil, Italy, Poland, Tanzania, and the United States, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.
Competition
Competition among leaf tobacco suppliers is based on the ability to meet customer specifications in the growing, buying, processing, and financing of tobacco, and on the prices charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy and sell the available tobacco. Our principal competitor is Alliance One International, Inc. (“Alliance One”). Alliance One operates in many of the countries where we operate. However, we are the only global leaf tobacco supplier in Hungary, Italy, Mexico, Mozambique, the Philippines, and Poland. We also have reconstituted tobacco sheet facilities and operations that handle dark air-cured tobacco. We consider ourselves and Alliance One to be the only global leaf suppliers based on our worldwide scope of operations. Most of our major customers are partially vertically integrated, and thus also compete with us for the purchase of leaf tobacco in several of the major markets.
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

Financial Information about Segments
Our North America and Other Regions reportable segments, which represent our flue-cured and burley tobacco operations, accounted for 15% and 73% of our revenues and 13% and 82% of our segment operating income, respectively, in fiscal year 2018. Our Other Tobacco Operations reportable segment accounted for 12% of our revenues and 6% of our segment operating income in fiscal year 2018. Sales and other operating revenues and operating income attributable to our reportable segments for each of the last three fiscal years, along with segment assets for each reportable segment at March 31, 2018, 2017, and 2016, are set forth in Note 14 to the consolidated financial statements, which are included in Item 8 of this Annual Report. Information with respect to the geographic distribution of our revenues and long-lived assets is also set forth in Note 14 to the consolidated financial statements.

C.	Employees
We employed over 24,000 employees throughout the world during the fiscal year ended March 31, 2018. We estimated this figure because the majority of our personnel are seasonal employees.

D.	Research and Development
We did not expend material amounts for research and development during the fiscal years ended March 31, 2018, 2017, or 2016.

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
We compete for both the purchase and sale of leaf with smaller leaf tobacco suppliers in some of the markets where we conduct business. Some of these smaller leaf tobacco suppliers operate in more than one country. Since they typically provide little or no support to farmers, these leaf tobacco suppliers typically have lower overhead requirements than we do. Due to their lower cost structures, they often can offer prices on products and services that are lower than our prices. Our customers also directly source leaf tobacco from farmers to meet some of their raw material needs. Direct sourcing provides our customers with some qualities and quantities of leaf tobacco that they prefer not to use in their existing blends and that may be offered for sale. This competition for both the sale and purchase of leaf, both with smaller leaf tobacco suppliers and direct sourcing, could reduce the volume of the leaf we handle and could negatively impact our financial results.
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
About 5% of cigarettes manufactured worldwide are consumed in the United States. Nationally, the U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for our products and services. These activities have included:

•	restrictions on the use of tobacco products in public places and places of employment,

•	legislation authorizing the U.S. Food and Drug Administration (the “FDA”) to regulate the manufacturing and marketing of all tobacco products,

•	increases in the federal, state, and local excise taxes on cigarettes and other "deemed" tobacco products, and

•	the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products.
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
In addition, the Trump administration has called for substantial changes to U.S. foreign trade policy, including the possibility of imposing greater restrictions on international trade and significant tariffs on goods imported into the United States. An escalation of protectionist trade measures by the United States or other countries, such as taxes, tariffs, increased customs duties or other measures, could have a materially adverse effect on our business, financial condition and results of operations. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.
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
In December 2017, the United States Congress enacted the Tax Cuts and Jobs Act (the “Tax Act”), which changed the central premise for corporate taxation from a system of taxing worldwide income to a modified territorial system. The Tax Act further lowered the statutory tax rate on domestic earnings from 35% to 21%, but also includes new limitations on the deductibility of certain expenses. The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Tax Act, review all information, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded, which could have a material adverse effect on our business, results of operations or financial condition.
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
We account for most of our tobacco operations using the U.S. dollar as the functional currency. The international tobacco trade generally is conducted in U.S. dollars, and we finance most of our tobacco operations in U.S. dollars. Although this generally limits foreign exchange risk to the economic risk that is related to leaf purchase and production costs, overhead, and income taxes in the source country, significant currency movements could materially impact our results of operations. Changes in exchange rates can make a particular crop more or less expensive in U.S. dollar terms. If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market. This could negatively affect the profitability of that crop and our results of operations. In tobacco markets that are primarily domestic, such as Hungary, Poland, and the Philippines, the local currency is the functional currency. In addition, the local currency is the functional currency in other markets, such as Western Europe, where export sales have been denominated primarily in local currencies. In these markets, reported earnings are affected by the translation of the local currency into the U.S. dollar. See Item 7A, “Qualitative and Quantitative Disclosure About Market Risk” for additional discussion related to foreign currency exchange risk.

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
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2018 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefit plans” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2018, the projected benefit obligation of our qualified U.S. pension plan was $223 million and plan assets were $215 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 10 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.

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
Our business involves, among other things, storing and processing green tobacco and storing processed tobacco. We operate processing facilities in major tobacco growing areas. In addition, we require tobacco storage facilities that are in close proximity to the processing facilities. We own most of the tobacco storage facilities, but we lease additional space as needs arise. We believe that the properties currently utilized in our tobacco operations are maintained in good operating condition and are suitable and adequate for our purposes at our current volumes.
In addition to our significant properties listed above, we own other processing facilities in the following countries: Germany, Guatemala, Italy, the Netherlands, Poland, and the United States. In addition, we have an ownership interest in a processing plant in Mexico and have access to processing facilities in other areas, such as India, the People’s Republic of China, and South Africa. Socotab L.L.C., an oriental tobacco joint venture in which we own a noncontrolling interest, owns tobacco processing plants in Bulgaria, Macedonia, and Turkey.
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

Item 3.   Legal Proceedings
Tanzania Fair Competition Commission Proceeding
In June 2012, our Tanzanian subsidiary, Tanzania Leaf Tobacco Company Ltd. (“TLTC”), entered into a two crop-year supply agreement for unprocessed “green” tobacco with a newly-formed Tanzanian subsidiary of one of our major customers. The agreement involved green tobacco purchases from four of the approximately 400 grower cooperatives in Tanzania, which allowed the customer and its Tanzanian subsidiary on a small test basis to evaluate whether it would be a viable alternative for the customer to establish its own vertically integrated supply operations in that market. Prior to that time, the customer’s subsidiary did not exist, and it only purchased processed Tanzanian tobacco from tobacco dealers in specified amounts and only for certain grades and stalk positions. In contrast, the agreement with TLTC required the customer’s subsidiary to purchase green tobacco on a “run of crop” basis. “Run of crop” requires the purchase of all green tobacco produced on the tobacco plant, regardless of grade or stalk position. The agreement, therefore, enabled the customer’s subsidiary on a small test basis to evaluate the quality of green tobacco purchased on a “run of crop” basis and to assess how such tobacco would be suited to the customer's tobacco requirements. The customer unilaterally elected to establish its own vertically integrated supply operations in Tanzania after the expiration of the agreement, and its subsidiary began purchasing green tobacco directly from Tanzanian grower cooperatives during the second crop year thereafter.
Despite the pro-competitive object and effect of the agreement between TLTC and the customer’s subsidiary, in October 2016, the Tanzania Fair Competition Commission (“FCC”) notified TLTC and the customer’s subsidiary that it reviewed the agreement and provisionally concluded that it infringed Tanzania antitrust law by having the object and effect of preventing competition in the purchase of unprocessed green tobacco in the area in which the four grower cooperatives were located. The FCC also provisionally concluded that our U.S. subsidiary, Universal Leaf Tobacco Company, Inc. (“ULT”), and additional subsidiaries of the customer, were jointly and severally liable for the actions of TLTC and the customer’s Tanzanian subsidiary, respectively. TLTC and ULT submitted a written response contesting the FCC’s allegations, and on February 27, 2018, the FCC issued its decision to TLTC and ULT which confirmed its initial conclusion that the agreement infringed Tanzanian antitrust law. In its decision, the FCC concluded incorrectly that the parties to the agreement unfairly benefited in the amount of $105 thousand. The FCC arbitrarily assessed a fine jointly against TLTC and ULT of approximately $197 million and a fine jointly against the customer’s Tanzanian subsidiary and another subsidiary of the customer exceeding $1 billion.
TLTC and ULT have worked closely with expert legal advisors and economists on this matter. Based on these engagements and consultations, we firmly believe the FCC’s allegations are frivolous and clearly without merit or support from the facts, law or economic analysis. We further believe the FCC’s proceedings were rife with irregularities and did not comply with applicable legal and regulatory procedures with respect to this matter, including failing to establish jurisdiction over ULT or to offer a legal justification for including ULT in the proceeding. To the contrary, we believe the facts, law and economic analysis clearly support the legality and pro-competitive nature of the agreement and support a proper conclusion that there was no infringement of Tanzania antitrust law, and the agreement had no negative impact on the Tanzania tobacco market. We further believe the FCC’s proposed fine is ludicrous, unwarranted and contrary to Tanzania law. TLTC and ULT immediately appealed the FCC findings to the Tanzania Fair Competition Tribunal, which immediately stayed the execution of any FCC fines. We are unable to predict how long the appeal process will take; however, we believe it could last several years. At this time, we believe that the likelihood of incurring any material liability in this matter is remote, and no amount has been recorded.
Other Contingent Liabilities
In addition, some of our subsidiaries are involved in other litigation or legal matters incidental to their business activities.  While the outcome of these matters cannot be predicted with certainty, we are vigorously defending the matters and do not currently expect that any of them will have a material adverse effect on our business or financial position.  However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2018
Cash dividends declared	$0.54	$0.54	$0.55	$0.55
Market price range:
High	75.70	65.90	60.45	53.85
Low	63.15	55.00	52.05	45.95
Fiscal Year Ended March 31, 2017
Cash dividends declared	$0.53	$0.53	$0.54	$0.54
Market price range:
High	57.75	61.69	64.20	83.35
Low	52.26	55.29	52.40	63.30
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2018. At May 21, 2018, there were 1,072 holders of record of our common stock. See Notes 5 and 11 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
As indicated in the following table, we repurchased shares of our common stock during the three-month period ended March 31, 2018.

	Common Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2018	68,718	$49.83	68,718	$96,575,782
February 1-28, 2018	92,540	48.63	92,540	92,075,562
March 1-31, 2018	22,366	46.80	22,366	91,028,833
Total	183,624	$48.86	183,624	$91,028,833

(1)
Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2017. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on the earlier of November 15, 2019, or when we have exhausted the funds authorized for the program.

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,033,947	$2,071,218	$2,120,373	$2,542,115	$2,461,699
Operating income	$171,487	$178,351	$181,647	$246,151	$223,009
Segment operating income (1)	$180,612	$188,484	$186,068	$175,175	$232,757
Net income	$116,168	$112,506	$118,148	$155,155	$140,919
Net income attributable to Universal Corporation (2)	$105,662	$106,304	$109,016	$149,009	$132,750
Earnings available to Universal Corporation common shareholders	$105,662	$20,890	$94,268	$134,159	$117,900
Return on beginning common shareholders’ equity	8.2%	7.9%	8.2%	12.8%	12.1%
Earnings per share attributable to Universal Corporation common shareholders:
Basic	$4.18	$0.89	$4.16	$5.77	$5.05
Diluted	$4.14	$0.88	$3.92	$5.25	$4.66

Financial Position at Year End
Current ratio	5.94	5.83	6.65	3.66	2.77
Total assets	$2,168,632	$2,123,405	$2,231,177	$2,264,401	$2,285,987
Long-term debt	$369,086	$368,733	$368,380	$239,508	$180,060
Working capital	$1,321,323	$1,293,403	$1,392,276	$1,200,023	$1,094,764
Total Universal Corporation shareholders’ equity	$1,342,429	$1,286,489	$1,414,222	$1,378,230	$1,258,571

General
Ratio of earnings to fixed charges	10.31	10.25	10.22	8.46	10.73
Ratio of earnings to combined fixed charges and preference dividends	10.31	5.30	4.59	4.05	5.49
Number of common shareholders	1,131	1,182	1,225	1,295	1,354
Weighted average common shares outstanding:
Basic	25,274,975	23,433,860	22,683,290	23,238,978	23,354,793
Diluted	25,508,144	23,770,088	27,825,491	28,392,033	28,478,058
Dividends per share of convertible perpetual preferred stock (annual)(3)	$—	$50.63	$67.50	$67.50	$67.50
Dividends per share of common stock (annual)	$2.18	$2.14	$2.10	$2.02	$1.98
Book value per common share	$53.85	$50.90	$52.94	$50.19	$44.79
(1) The Company evaluates the performance of its segments based on segment operating income, which is operating income after allocated overhead expenses (excluding significant charges or credits), plus equity in the pretax earnings of unconsolidated affiliates. Segment operating income is a non-GAAP measure. See Note 14 to the consolidated financial statements in Item 8 of this Annual Report for information on reportable operating segments.
(2) We hold less than a 100% financial interest in certain consolidated subsidiaries, and a portion of net income is attributable to the noncontrolling interests in those subsidiaries.
(3) In December 2016 and January 2017, all outstanding shares of the Company's Series B 6.75% Convertible Perpetual Preferred Stock were converted for common stock or for cash, and none were outstanding during fiscal year 2018. See Note 11 to the consolidated financial statements in Item 8 of this Annual Report.

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
Significant items included in the operating results in the above table are as follows:

•
Fiscal Year 2018 – a $4.5 million reduction of income tax expense from the provisional accounting for the enactment of the Tax Cuts and Jobs Act in December 2017. The reduction in income tax expense increased diluted earnings per share by $0.18.

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

•
Fiscal Year 2016 – a $3.4 million pretax gain arising from the acquisition of a joint venture partner's 50% ownership interest in a tobacco processing entity in Guatemala. The transaction increased our ownership interest in the entity to 100%, requiring us to consolidate the financial statements of the entity and to remeasure our original 50% ownership interest to fair value, resulting in the gain. In addition, we recorded restructuring and impairment costs of $4.4 million related to a decision to significantly scale back our operations in Zambia. The net effect of the gain and the restructuring and impairment costs increased pretax income by $1 million and net income by $0.7 million, or $0.02 per diluted share.

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
OVERVIEW
We are the leading global leaf tobacco supplier. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We hold a strategic position in the world leaf markets where we work closely with both our customers and farmers to ensure that we deliver a compliant product that meets our customers' needs while promoting a strong supplier base. We adapt to meet changes in customer requirements as well as broader changes in the leaf markets, while continuing to provide the stability of supply and high level of service that distinguishes us in the marketplace. We believe that we have successfully met the needs of both our customers and suppliers while adapting to changes in leaf markets. Over the last three fiscal years, we have generated over $520 million in net cash flow from operations, invested over $120 million in our businesses, settled the mandatory conversion of our Series B 6.75% Convertible Perpetual Preferred Stock for about $178 million in cash, and returned almost $200 million to our shareholders through a combination of dividends and share repurchases.
We have also faced some leaf tobacco supply issues over the last three fiscal years. Fiscal year 2016 was the second year of oversupplied market conditions, where the supply of leaf tobacco exceeded demand. We were able to end the year with strong fourth quarter volumes, primarily driven by later timing of customer shipping orders in Brazil and Asia, and the positive change in leaf supply arrangements in our North America segment. We also achieved modest growth in overall volumes for the full fiscal year and improved our margins, and our selling, general, and administrative costs were lower. Our inventories continued to be well-managed, and uncommitted stocks declined from fiscal year 2015’s level, in line with our target.
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
We are pleased with our good results for fiscal year 2018. Net income remained steady at about $106 million, despite modestly lower lamina volumes and a slight decline in operating income to $171 million, compared to fiscal year 2017. We also continued to grow our market share and expand the services we provide our customers, including gaining new multi-year processing commitments in Brazil. In addition, we rewarded our shareholders by increasing our dividend rate and returning almost $55 million through dividends and repurchasing about $22 million, or 2%, of our outstanding common stock. Fiscal year 2018 was not without its challenges as fewer carryover crop sales and shipment delays in North America, African burley crop sizes that were down more than 40% over the prior year, and a $10 million reduction in income from the timing of receipt of distributions of unconsolidated subsidiaries compared to the prior fiscal year, negatively impacted our results. However, we did benefit from a return to normal crop volumes in Brazil, and the resultant gains from higher volumes and lower factory unit costs there.
Although our working capital requirements were higher in fiscal year 2018, we maintained our strong balance sheet. Our uncommitted inventory levels, at March 31, 2018, remained within our target range, and we are currently using some of our cash balances to fund the fiscal year 2019 crop. We expect our working capital requirements will be higher in fiscal year 2019 due to the recovery of the African burley crops and strong demand for wrapper tobacco, which has a longer life cycle.
The next crop cycle, which will be reflected in our fiscal year 2019 results, has begun with green tobacco purchases in Brazil. Farmer deliveries there are a little slower this year, but the crop quality is very good. We are also seeing the recovery of African burley production volumes and improved North American shipments, and if the global leaf market remains stable, we expect higher total sales volumes for fiscal year 2019.
On May 23, 2018, we announced a new capital allocation strategy that demonstrates our focus on sustainable shareholder value creation. The enhanced strategy is a result of an extensive review of our business, as well as the market environment, that began in November 2016. We believe the strategy capitalizes on our core competencies and ensures that we are well positioned for the future. In connection with this newly announced strategy, and as part of our commitment to shareholder returns, our Board raised our quarterly dividend rate to $0.75 per share ($3.00 per share annual equivalent), a 36% increase from the prior quarterly dividend rate.
We are celebrating the 100th anniversary of our company this year. For one hundred years, we have had a rich history of adapting to change, finding innovative solutions to serve our customers and meet their leaf tobacco needs, and achieving results that benefit all of our stakeholders. Although we operate in a mature industry, our mission is to remain the world’s leading independent leaf tobacco supplier. In recent years, we have increased our market share and enhanced the range of services we provide to certain customers, including direct buying, agronomic support, and specialized processing services. We are continually exploring options to capitalize on the strengths of our core competencies and seek growth opportunities in and related to tobacco and our global operations. As we move into our next 100 years, we will continue our commitment to leadership in setting industry standards, operating with transparency, providing products that are responsibly-sourced, and investing in and strengthening the communities where we operate.
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
Fiscal Year Ended March 31, 2018, Compared to the Fiscal Year Ended March 31, 2017
Net income for the fiscal year ended March 31, 2018, was $105.7 million, or $4.14 per diluted share, compared with $106.3 million, or $0.88 per diluted share for the same period of the prior fiscal year.  The fiscal year 2017 results included a one-time reduction of earnings available to common shareholders of $74.4 million, or $2.99 per diluted share, from the conversion for cash of the remaining outstanding shares of our Series B 6.75% Convertible Perpetual Preferred Stock under the mandatory conversion in January 2017. That reduction, the effect of a reduction in income tax expense from the enactment of the Tax Cuts and Jobs Act in December 2017, and certain other non-recurring items are detailed in Other Items below. Excluding those items, diluted earnings per share for fiscal year 2018 of $3.96 decreased by $0.01 compared to the same period last year. Operating income of $171.5 million for the year ended March 31, 2018, decreased by $6.9 million compared to the year ended March 31, 2017.  Segment operating income was $180.6 million for the year ended March 31, 2018, a decrease of $7.9 million, compared to the year ended March 31, 2017, as improved results in our Other Regions and Other Tobacco Operations segments were offset by declines in our North America segment. Revenues of $2.0 billion for fiscal year 2018 were down only 1.8% compared to fiscal year 2017, as lower volumes, primarily in Africa, were largely offset by higher sales prices and processing revenues.
Flue-cured and Burley Leaf Tobacco Operations
Other Regions
Operating income for the Other Regions segment improved by $3.9 million to $147.3 million for the fiscal year ended March 31, 2018, compared to the fiscal year ended March 31, 2017. The improvement was driven by lower selling, general, and administrative expenses and higher processing revenues, largely offset by lower sales volumes and other revenues from the receipt of distributions from unconsolidated affiliates. In South America, total lamina sales volumes were up for the fiscal year ended March 31, 2018, on higher current crop sales partly offset by reduced carryover crop sales. The higher current year crop volumes also increased processing revenues and improved margins from reduced factory unit costs there. Results for the Africa region for the year ended March 31, 2018, compared to the prior year, were down due to lower African burley production levels this year. Earnings improved for the Asia region primarily on stronger sales and for the Europe region on stronger sales and favorable exchange rates. Selling, general, and administrative costs for the segment were lower for fiscal year 2018, mostly from net foreign currency remeasurement gains compared with losses in fiscal year 2017, partially offset by an unfavorable comparison due to the reversal of value-added tax reserves in the second quarter of fiscal year 2017. Revenues for the Other Regions segment for the fiscal year ended March 31, 2018, were up $59.2 million to $1.5 billion compared to the fiscal year ended March 31, 2017, as higher sales prices and processing revenues as well as a better product mix offset lower sales volumes and other revenues from the receipt of distributions from unconsolidated affiliates.
North America
North America segment operating income of $23.2 million for the year ended March 31, 2018, was down by $11.9 million, compared with the previous year. The decline was driven by lower sales volumes. In the United States, volumes were down primarily due to large prior crop carryover sales last year and some delayed customer shipments in the fourth fiscal quarter due to reduced transportation availability, while results for Guatemala and Mexico were affected by lower volumes and less favorable margins. Selling, general and administrative costs were lower compared with fiscal year 2017, on reduced compensation costs and lower customer claims. Segment revenues were down by $107.7 million to $308.7 million for the year ended March 31, 2018, compared with the prior fiscal year, on the lower volumes.

Other Tobacco Operations
The Other Tobacco Operations segment operating income increased by $0.1 million to $10.1 million for the year ended March 31, 2018, compared with the prior fiscal year. For fiscal year 2018, earnings were lower for the dark tobacco operations, compared to the prior fiscal year, mostly driven by lower sales in Indonesia on the lack of wrapper tobacco availability from the weather damaged crop. Indonesian wrapper volumes and quality recovered in the subsequent crop, which will be available for sale in fiscal year 2019. Earnings for the oriental joint venture increased for the fiscal year ended March 31, 2018, largely on higher sales volumes. Results for the joint venture for fiscal year 2018 also included gains on the sale of idle assets offset by higher currency remeasurement losses from the devaluation of the Turkish lira. Operating results for the Special Services group were up slightly for the year ended March 31, 2018, compared with the prior fiscal year. Selling, general, and administrative costs for the segment were up modestly for fiscal year 2018 compared to fiscal year 2017 on higher currency remeasurement losses. Revenues for the Other Tobacco Operations segment increased by $11.3 million to $243.1 million for the year ended March 31, 2018, compared to fiscal year 2017, mainly on higher sales prices in our dark tobacco operations.
Other Items
Cost of goods sold declined by about 1% to $1.7 billion for the fiscal year ended March 31, 2018, compared with fiscal year 2017. The decrease was in line with similar percentage decline in revenues. Selling, general, and administrative costs decreased by $11.5 million to $200.5 million for the year ended March 31, 2018, compared to the year ended March 31, 2017. The decrease in fiscal year 2018 was largely on net foreign currency remeasurement gains compared with losses in fiscal year 2017, mainly in Africa, partly offset by an unfavorable comparison due to the reversal of value-added tax reserves in the second quarter of fiscal year 2017.
The consolidated effective income tax rates for the year ended March 31, 2018, was approximately 30%. The rate included the effect of the changes in U.S. corporate income tax law under the Tax Cuts and Jobs Act of 2017 that were recorded under the SEC’s “provisional” classification upon enactment of the new law in the third fiscal quarter ended December 31, 2017, as well as adjustments made to the “provisional” accounting in the quarter ended March 31, 2018, due to the collection and analysis of additional information for certain foreign subsidiaries, as well as additional clarifying guidance issued with respect to the new law. The effect of the new law mainly represents changes to deferred tax assets and liabilities, as well as the reduction of the U.S. tax liability on undistributed foreign earnings. As a result of the adjustments to the earlier provisional accounting, our earnings for the year ended March 31, 2018 included a $4.5 million ($0.18 per share) net reduction of income tax expense from the new law after those adjustments. The consolidated effective income tax rate for the fiscal year ended March 31, 2017 was approximately 34% . Income taxes for that period were lower than the 35% federal statutory rate at that time, due to a combination of lower net effective tax rates on income from certain foreign subsidiaries, and effects of changes in local currency exchange rates on deferred income tax balances. For more details, see Note 4 to the consolidated financial statements in Item 8 of this Annual Report.
Going forward, our consolidated effective tax rate will be heavily dependent on the tax rates of the individual countries in which we operate, the mix of our pretax earnings from those countries, and the prevailing rates of exchange of their local currencies with the U.S. dollar. The mix of pretax earnings and local currency exchange rates in particular can change significantly between annual and quarterly reporting periods based on crop sizes, market conditions, and economic factors. We expect these changes will make our effective tax rate more volatile from year-to-year and quarter-to-quarter than it has been in the past. Based on our current mix of pretax earnings and current exchange rates, our average effective tax rate should generally be in the range of 28% to 32%. However, the actual effective tax rate could be above or below this level, with significant variations possible based on exchange rate changes.
In December 2016, 111,072 shares of the Series B 6.75% Convertible Perpetual Preferred Stock were converted into approximately 2.5 million shares of the Company's common stock. In January 2017, the Company completed a mandatory cash conversion of the remaining 107,418 outstanding shares of the preferred stock in accordance with the original terms of the preferred shares.  Although the conversions of the preferred stock did not impact the Company’s net income, the cash conversions in January 2017 resulted in a one-time reduction of retained earnings of approximately $74.4 million during the fourth quarter ended March 31, 2017, and a corresponding one-time reduction of earnings available to common shareholders for the fiscal year ending March 31, 2017 for purposes of determining the amounts reported for basic and diluted earnings per share. The effect of the conversions on diluted earnings per share for the fiscal year ended March 31, 2017, was ($2.99).
Results for the year ended March 31, 2017 included restructuring and impairment costs of $4.4 million ($0.10 per diluted share).

Fiscal Year Ended March 31, 2017, Compared to the Fiscal Year Ended March 31, 2016
Net income for the fiscal year ended March 31, 2017, was $106.3 million, or $0.88 per diluted share, compared with fiscal year 2016’s net income of $109.0 million, or $3.92 per diluted share. The fiscal year 2017 results included a one-time reduction of earnings available to common shareholders of $74.4 million, or $2.99 per diluted share, for purposes of determining the amounts reported for basic and diluted earnings per share, from the conversion for cash of the remaining outstanding shares of our Series B 6.75% Convertible Perpetual Preferred Stock under the mandatory conversion in January 2017. That one-time reduction and certain other non-recurring items are detailed in Other Items below. Excluding those items, diluted earnings per share for fiscal year 2017 of $3.97 increased $0.07 compared to the same period of fiscal year 2016. Operating income of $178.4 million for the fiscal year ended March 31, 2017, was down $3.3 million compared to the fiscal year ended March 31, 2016.  Segment operating income, which excludes non-recurring items, was $188.5 million for fiscal year 2017, an increase of $2.4 million from fiscal year 2016, primarily attributable to improved results for the North America segment, partly offset by a decline for the Other Tobacco Operations segment. Revenues of $2.1 billion for fiscal year 2017 were relatively flat compared with fiscal year 2016, as the slightly higher volumes and a benefit from earlier receipt of distributions from unconsolidated subsidiaries were offset by lower green leaf costs and lower processing revenues.
Flue-cured and Burley Leaf Tobacco Operations
Other Regions
Operating income for the Other Regions segment for the fiscal year ended March 31, 2017, of $143.3 million, was nearly flat, down only $0.3 million compared to $143.6 million in the fiscal year ended March 31, 2016. Total volumes for the segment declined, but overall margins improved, benefitting from lower selling, general, and administrative expenses and timing of receipt of distributions from unconsolidated subsidiaries. Africa volumes were slightly lower, reflecting challenging market conditions in Tanzania which offset volume improvements in other origins. South America’s results were down, continuing the trend noted throughout fiscal year 2017 from lower volumes and higher factory unit costs as a result of the reduced buying program and lower third-party processing volumes there in fiscal year 2017. Selling, general, and administrative expenses for the segment were down significantly for fiscal year 2017 on several items, including the favorable comparison to costs incurred in fiscal year 2016 to settle challenges regarding property rights and valuation of forestry land in South America, the reversal of value-added tax reserves, lower net foreign currency and exchange remeasurement losses, and a reduction in provisions for supplier advances compared to fiscal year 2016. Revenues for the segment were down about $116.0 million to $1.4 billion, on the lower sales volumes at lower average green leaf prices and lower processing revenues, offset in part by increased distributions from unconsolidated subsidiaries.
North America
Operating income for the North America segment was $35.2 million for the fiscal year ended March 31, 2017, up $4.0 million compared with fiscal year 2016. Earnings improvements were driven mainly by higher sales volumes, partially due to earlier timing of current crop shipments in fiscal 2017. However, margins for the year were lower from a less favorable product mix, as well as reduced factory yields on weather affected U.S. crops. Fiscal year 2017 revenues for the segment increased by $54.6 million to $416.4 million compared to fiscal year 2016, on those higher sales volumes, at lower green leaf prices, and a less favorable product mix.
Other Tobacco Operations
For the fiscal year ended March 31, 2017, the Other Tobacco Operations segment operating income decreased by $1.3 million to $10.0 million compared with the fiscal year ended March 31, 2016. Earnings improved modestly for the dark tobacco operations as higher domestic volumes were largely offset by a less favorable sales mix and higher inventory write-downs in fiscal year 2017. Results from the oriental joint venture also improved for fiscal year 2017 mainly on favorable comparisons due to tax accruals in the fiscal year 2016. Those improvements were outweighed by higher losses in the special services group, primarily for the new food ingredients business. Higher selling, general, and administrative costs for the segment also contributed to the declines. Revenues for the segment were up by $12.2 million to $231.8 million for the year ended March 31, 2017, mostly due to increased volumes from the timing of shipments of oriental tobaccos into the United States compared to fiscal year 2016.

Other Items
Cost of goods sold decreased by about 2% to $1.7 billion for the fiscal year ended March 31, 2017. The decline was consistent with a comparable percentage decline in revenues, mostly as a result of lower green leaf prices. Selling, general, and administrative costs decreased by $14.7 million, or 6%, for the fiscal year ended March 31, 2017, compared with fiscal year 2016. The decline in fiscal year 2017 was mainly due to the favorable comparison to costs incurred in fiscal year 2016 to settle challenges regarding property rights and valuation of forestry land in South America, the reversal of value-added tax reserves, and lower net foreign currency and exchange remeasurement losses compared to fiscal year 2016.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our working capital requirements in fiscal year 2018 were higher than those in fiscal year 2017 on higher green leaf purchase volumes in Brazil and increased wrapper tobacco purchases to meet strong demand. The larger Brazilian leaf volumes resulted from crop recoveries there following reduced crops in fiscal year 2017, largely from El Nino weather patterns. Similar to the last several years, our shipments were heavily weighted to the second half of the fiscal year. In fiscal year 2018, we generated $83.2 million in cash flows from our operating activities, and our liquidity was sufficient to meet our needs. We also continued our conservative financial policies, maintained our discipline on using our free cash flow, and returned funds to shareholders.
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
We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing crops in South America and Africa and can increase from March to September by more than $300 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we expect to spend around $35 to $45 million during fiscal year 2019 for capital expenditures to maintain our facilities and invest in opportunities to grow and improve our businesses. We also expect to provide about $15 million in funding to our pension plans. We have no long-term debt maturing before fiscal year 2020.
Cash Flow
Our operations generated about $83.2 million in operating cash flows in fiscal year 2018. That amount was about $167.1 million lower than the $250.3 million we generated in fiscal year 2017, largely due to higher working capital requirements in fiscal year 2018. During the fiscal year ended March 31, 2018, we spent $34.0 million on capital projects and returned $76.3 million to shareholders in the form of dividends and share repurchases. At March 31, 2018, cash balances totaled $234.1 million.
Working Capital
Working capital at March 31, 2018, was about $1.3 billion, up $27.9 million from last fiscal year's level, largely due to increased purchase volumes in Brazil and in our dark tobacco operations due to strong demand for wrapper style tobacco, and decreased trade payables and accrued expenses in Brazil and Africa in fiscal year 2018 compared to fiscal year 2017. Tobacco inventories of $679.4 million at March 31, 2018, were up $113.5 million compared to inventory levels at the end of the prior fiscal year, largely on delayed North American shipments due to reduced transportation availability and increased wrapper inventories. We usually finance inventory with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories decreased by approximately $9.0 million to $107.2 million, or about 16% of tobacco inventory, at March 31, 2018. Uncommitted inventories at March 31, 2017, were $116.2 million, which represented 21% of tobacco inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Capital Allocation
We announced a new capital allocation strategy on May 23, 2018, that reflects the strength of our balance sheet and demonstrates our focus on sustainable shareholder value creation.
In connection with this newly announced strategy, and as part of our commitment to shareholder returns, our Board raised our quarterly dividend rate to $0.75 per share ($3.00 per share annual equivalent), a 36% increase from the prior quarterly dividend rate. The new quarterly dividend rate equates to about a $20 million annual increase in common dividend payments based on our shares outstanding as of May 21, 2018.
Our enhanced capital allocation strategy focuses on four strategic priorities:

•	Strengthening and investing for growth in our core tobacco business;

•	Increasing our strong dividend;

•	Exploring growth opportunities in adjacent industries and markets that utilize our assets and capabilities; and

•	Returning excess capital through share repurchases.

Our mission is to remain the leading global leaf tobacco supplier. By continuing to make disciplined investments within our core business and taking advantage of growth opportunities in tobacco as well as in adjacent industries and markets that utilize our assets and capabilities. Through these actions, we believe that will be able to deliver enhanced value for all shareholders through earnings growth and the generation of free cash flow despite operating in a mature industry.
As we look ahead, we will continually evaluate opportunities to return capital to shareholders on an ongoing basis. At the same time, we remain committed to maintaining our investment grade credit rating and extending our 47-year history of dividend increases.
Share Activity
Our Board of Directors approved our current share repurchase program in November 2017. The program expires in November 2019 and authorizes the purchase of up to $100 million of our common stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During fiscal year 2018, we purchased 403,224 shares of common stock at an aggregate cost of $21.6 million (average price per share of $53.55). At March 31, 2018, our available authorization under our current share repurchase program was approximately $91 million, and approximately 24.9 million common shares were outstanding.
During December 2016, holders of 111,072 shares of our Series B 6.75% Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) voluntarily exercised their conversion rights. These shares were converted into 2,487,118 shares of our common stock. The remaining outstanding shares of our Series B Preferred Stock were mandatorily converted in January 2017. We elected to settle our conversion obligation in cash.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During fiscal years 2018 and 2017, we invested $34.0 million and $35.6 million, respectively, in our property, plant, and equipment. Depreciation expense was approximately $34.8 million and $35.9 million, respectively, in fiscal years 2018 and 2017. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $35 to $45 million in fiscal year 2019 on capital projects for maintenance of our facilities and other investments to grow and improve our businesses. We expect that about 25% of those capital expenditures will be for non-maintenance investments in our businesses.
Outstanding Debt and Other Financing Arrangements
We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by $32.5 million to $187.4 million during the fiscal year ended March 31, 2018. The increase primarily reflects lower cash balances. Net debt as a percentage of net capitalization was approximately 12% at March 31, 2018, up from 11% at March 31, 2017, and it remains lower than our target limit for peak seasonal borrowings of 30% to 40% of net capitalization.

As of March 31, 2018, we had $430 million available under a committed revolving credit facility that will mature in December 2019, and we, together with our consolidated affiliates, had approximately $294 million in uncommitted lines of credit, of which approximately $247 million were unused and available to support seasonal working capital needs. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. As of March 31, 2018, we were in compliance with all covenants of our debt agreements. We also have an active, undenominated universal shelf registration filed with the SEC in November 2017 that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2019.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Currently, we have interest rate swap agreements that convert the variable benchmark LIBOR rate on our two outstanding term loans to fixed rates. With the swap agreements in place, the effective interest rates on our $150 million five-year term loan and $220 million seven-year term loan were 2.94% and 3.48%, respectively, as of March 31, 2018. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2018, the fair value of our open interest rate hedge swaps was a net asset of approximately $8 million.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2018, the fair value of those open contracts was a net asset of approximately $8 million. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was an immaterial net asset at March 31, 2018. For additional information, see Note 8 to the consolidated financial statements in Item 8.
Pension Funding
Funds supporting our ERISA-regulated U.S. defined benefit pension plan increased by $8 million during fiscal year 2018 to $215 million, as contributions and asset returns exceeded benefit payments. The accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were both approximately $223 million as of March 31, 2018. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 10 to the consolidated financial statements in Item 8. We expect to make contributions of about $15 million to our pension plans, including $6 million to our ERISA-regulated plan, during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Contractual Obligations
Our contractual obligations as of March 31, 2018, were as follows:

(in thousands of dollars)	Total	2019	2020-2021	2022-2023	After 2023
Notes payable and long-term debt (1)	$453,342	$59,001	$168,604	$225,737	$—
Operating lease obligations	51,500	13,473	17,925	9,848	10,254
Inventory purchase obligations:
Tobacco	758,152	644,207	113,945	—	—
Agricultural materials	47,958	47,958	—	—	—
Other purchase obligations	4,528	4,528	—	—	—
Total	$1,315,480	$769,167	$300,474	$235,585	$10,254

(1)
Includes interest payments. Interest payments on $415.4 million of variable rate debt were estimated based on rates as of March 31, 2018. The Company has entered into interest rate swaps that effectively convert the interest payments on the $370.0 million outstanding balance of its two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. About 40% of our crop year contracts to purchase tobacco are with farmers in Brazil. We have partially funded our tobacco purchases in Brazil and in other regions with short-term advances to farmers and other suppliers, which totaled approximately $123 million, net of allowances, at March 31, 2018. In addition, we have guaranteed bank loans to farmers in Brazil that relate to a portion of our tobacco purchase obligations there. At March 31, 2018, we were contingently liable under those guarantees for outstanding balances of approximately $20 million (including accrued interest), and we had recorded a liability of approximately $1 million for the fair value of those guarantees. As tobacco is purchased and the related bank loans are repaid, our contingent liability is reduced.

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
Inventories
Inventories of tobacco are valued at the lower of cost or net realizable value with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in net realizable value based upon assumptions related to future demand and market conditions if the indicated value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2018, 2017, and 2016 were $7.7 million, $10.9 million, and $11.9 million, respectively.
Advances to Suppliers and Guarantees of Bank Loans to Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In Brazil, we also guarantee bank loans made to farmers for seasonal crop financing. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year or satisfy the guarantee by acquiring the loan from the bank. In either situation, we will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers and the liability to accrue for our obligations under bank loan guarantees. At March 31, 2018, the gross balance of advances to suppliers totaled approximately $150 million, and the related valuation allowance totaled approximately $22 million. The fair value of the loan guarantees for farmers in Brazil was a liability of approximately $1 million at March 31, 2018.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2018, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $49 million, and the related valuation allowance totaled approximately $15 million.

Goodwill
We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), at March 31, 2018 and 2017, we elected to base our initial assessment of potential impairment on qualitative factors. Those factors did not indicate any impairment of our recorded goodwill. In fiscal years prior to basing our initial assessment on qualitative factors, we followed the quantitative approach in ASC 350 in assessing the fair value of our goodwill, which involved the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). Under our current qualitative assessment, we would also use those discounted cash flow models to measure any expected impairment indicated by the assessment. The calculations in these models are not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge. Over 90% of our goodwill balance relates to our reporting unit in Brazil.
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Money market funds are valued based on net asset value (“NAV”), which is used as a practical expedient to measure the fair value of those funds (not classified within the fair value hierarchy). Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). The fair value of the guarantees of bank loans to tobacco growers, which was approximately $1 million at March 31, 2018, is derived using an internally-developed discounted cash flow model. The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate. Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy. At March 31, 2018, a 1% increase in the expected loss percentage for all guaranteed farmer loans would not have had a material effect on the fair value of the guarantee obligation. In addition, a 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation. We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2018.
Income Taxes
Our consolidated effective income tax rate is based on our expected taxable income, tax laws and statutory tax rates, prevailing foreign currency exchange rates, and tax planning opportunities in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and evaluating our tax position. We are subject to the tax laws of many jurisdictions, and could be subject to a tax audit in each of these jurisdictions, which could result in adjustments to tax expense in future periods. In the event that there is a significant, unusual, or one-time item recognized in our results, the tax attributed to that discrete item would be recorded at the same time as the item.
With the enactment of the Tax Cuts and Jobs Act in December 2017, and the corresponding move of the United States system of corporate taxation for multinational companies from the taxation of worldwide income to a territorial tax system, our consolidated income tax expense and effective tax rate will be more heavily dependent on the tax rates of the individual countries in which we operate, the mix of our pretax earnings from those countries, and the prevailing rates of exchange of their local currencies with the U.S. dollar. The mix of pretax earnings and local currency exchange rates in particular can change significantly between annual and quarterly reporting periods based on crop sizes, market conditions, and economic factors. We expect these changes will make our effective tax rate more volatile from year-to-year and from quarter-to-quarter than it has been in the past. In addition, as permitted under guidance issued by the U.S. Securities and Exchange Commission following the enactment of the new law, the primary component effects of the new law on our tax position and consolidated financial statements have been accounted for on a provisional basis, allowing adjustments to the initial accounting for those effects to be made in future reporting periods for up to one year following the date of enactment of the law. We have made such adjustments, primarily arising from the continuing collection and analysis of data related to our tax position with respect to various foreign subsidiaries and from additional interpretive guidance issued with respect to the new law since it was enacted. We may record additional adjustments to the provisional accounting in subsequent quarters within the allowed one-year measurement period.
We have no undistributed earnings of consolidated foreign subsidiaries that are classified as permanently or indefinitely reinvested. We assume that all undistributed earnings of our foreign subsidiaries will be repatriated back to their parent entities in the U.S. where the funds are best placed to meet our cash flow requirements. In addition, we strive to mitigate economic, political, and currency risk by following a disciplined annual approach to the distribution of excess capital back to the U.S. Based on these assumptions, in our income tax expense for each reporting period we fully provide for all applicable foreign country withholding taxes that are expected to be due on these distributions.
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

As of March 31, 2018, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2018 Projected Benefit Obligation Increase (Decrease)	Effect on 2019 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(27,001)	$(3,047)
1% decrease	32,767	3,293
Expected Long-Term Return on Plan Assets:
1% increase	—	(2,351)
1% decrease	—	2,351

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(2,716)	(343)
1% decrease	3,202	389
Healthcare Cost Trend Rate:
1% increase	323	24
1% decrease	(296)	(23)
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
We believe that a key factor in our ability to perform successfully in this industry is our ability to provide customers with the quality of leaf and the level of service they desire on a global basis at competitive prices, while maintaining stability of supply. As the leading global leaf tobacco supplier, we add significant value to the supply chain, providing expertise in dealing with large numbers of farmers, efficiently selling various qualities of leaf produced in each crop to a broad global customer base, and delivering products and services that meet stringent quality and regulatory specifications. We also help stabilize the tobacco markets and influence crop development at the farm level. Our key objective is to continually adapt our business model to meet our customers' evolving needs while continuing to provide stability of supply and the quality that distinguishes our products and services. In addition, we monitor new product developments in the industry to identify areas where we can provide additional value to our customers.
Current Industry Trends
Mature Leaf Tobacco Markets
Leaf tobacco is sourced directly by product manufacturers, by global leaf suppliers such as ourselves, and by other smaller, mostly regional or local, leaf suppliers. We estimate that, of the flue-cured and burley tobacco grown outside of China, approximately one-third is purchased directly by major manufacturers, slightly over one-third is handled by the global leaf suppliers, and the remainder is sourced by the smaller regional or local suppliers. Although we operate in a mature industry, where demand for the end products has been declining at a compound annual rate of about 2% over the last five years, our mission is to remain the leading global leaf tobacco supplier. In recent years, we believe that we have been and will continue to be able to maintain relatively steady earnings, despite declines in demand for leaf tobacco from product manufacturers, by increasing our delivery of services, supply chain efficiencies, and our market share. In addition, we have enhanced the range of services we provide to certain customers, including direct buying, agronomic support, and specialized processing services. We intend to continue to work to expand our business while at the same time maintaining an appropriate return for the services we provide and believe that there are several longer term trends in the industry that could provide additional opportunities for us to both offer additional services to our customers and to increase our market share.
We continually explore options to capitalize on the strengths of our core competencies and seek growth opportunities related to tobacco and our operations around the world. For example, we have recently expanded our offerings to meet demand for shisha (water pipe) style leaf tobacco for customers in the Middle East and North Africa (MENA) region and natural wrappers in the United States and Europe. By making disciplined investments within our core business and taking advantage of these growth opportunities in tobacco, as well as in adjacent industries and markets that utilize our assets and capabilities, we are confident that we will deliver enhanced value for all shareholders through earnings growth and the generation of free cash flow. As we look to adjacent industries and explore new growth opportunities within tobacco, Universal is dedicated to remaining the leading global leaf tobacco supplier and building on our strong 100-year history.
Focus on Cost Management
Manufacturers naturally seek to mitigate raw materials cost increases, and they are placing increased emphasis on cost containment as they address declining demand. While this is not a new trend, it continues to offer opportunities to us as we bring supply chain efficiencies to the leaf markets. We believe that global leaf suppliers add efficiencies to the markets through economies of scale, as well as through the vital role played in finding buyers for all styles and qualities of leaf tobacco, which achieves overall cost reductions. To understand our business, it is important to note that tobacco is not a commodity product. Flavor and smoking characteristics of tobacco vary based on the type of tobacco, the region where the tobacco is grown, and the position of the leaf on the stalk of the plant. Many different styles and grades of tobacco may be produced in a single tobacco crop. A particular manufacturer may only want and have use for certain leaves of a plant. The leaf tobacco supplier plays a vital role in the industry by finding buyers for all of the leaf grades and styles of tobacco produced in a farmer’s crop. This role helps to improve leaf utilization.
In addition to leaf utilization, we bring operational efficiencies to the industry, which in turn help reduce costs. These efficiencies include economical utilization of processing capacity, an established and scalable global network of agronomists and technicians helping maintain a stable, productive, and sustainable farmer base, as well as agronomic and production improvements to optimize leaf yields and qualities. In addition, we are able to offer manufacturers a complete range of services from the field to the delivery of the packed product that benefit from our efficiencies. These services include such things as buying station optimization, processing to specific customer specifications or needs, storage of green or packed leaf tobacco, and logistical services. In recent years, we have seen an increase in the level of direct purchasing, processing, and other supply chain services that we provide our customers, notably in the United States, Mexico, Brazil, Poland, Guatemala, and the Dominican Republic. We believe these moves acknowledge the efficiencies and services that global leaf suppliers bring to the entire supply chain.

We have also seen some reductions in sourcing from lower-volume tobacco growing origins by both global leaf suppliers and major manufacturers. Flue-cured tobacco is produced in over 70 countries around the world, and burley tobacco is grown in over 45 countries.  However, over 80% of both the flue-cured tobacco grown outside of China and the worldwide burley tobacco production is sourced from the top ten growing areas for each type of tobacco. We believe that these moves to reduce sourcing areas are another way for the industry to increase efficiency and to reduce costs. In recent years we have contributed to cost reduction and elimination of excess capacity in the supply chain through the closure or realignment of programs in Argentina, Canada, Germany, Italy, Hungary, Nicaragua, Paraguay, Switzerland, and Zambia. We maintain a strong presence in all of the major tobacco sourcing areas and believe that any growth in these areas would favor global leaf suppliers such as ourselves. In the future, we expect that increased regulations requiring stringent monitoring and testing of leaf chemistry and compliant sourcing documentation will place greater emphasis on major sourcing areas.
Importance of Compliant Leaf
As we have said for a number of years, the production of compliant leaf for the tobacco industry continues to grow in importance. To be considered compliant, leaf tobacco must be grown utilizing Good Agricultural Practices. We have long invested significant resources in the programs and infrastructure needed to work with growers to produce compliant leaf and continue to enhance our ability to monitor and demonstrate this compliance for customers. Our Good Agricultural Practices support an approach to farming that is focused on sustainability, employing sound field production and labor management practices that meet our customers’ needs, promote farmer profitability and reflect environmental sensitivity. To assist them, Universal provides comprehensive training, technical support in the field, and crop analytics through ongoing research and development. We believe that compliant leaf will continue to grow in importance to our customers and will favor the two global suppliers who are able to deliver this product.
Growth of Alternative Tobacco Products
Most of the major tobacco product manufacturers have been developing next generation and modified risk products. These include electronic nicotine delivery systems (“ENDS”), liquid vaporizers, and heated tobacco products. ENDS and liquid vaporizers use liquid nicotine, which is predominately derived from leaf tobacco, and heated tobacco products use leaf tobacco. At this time it is unclear how these new products will affect demand for leaf tobacco. However, as our customers have been developing these products, we have been working with them for many years to make sure we are well-positioned to meet their needs for both their traditional and new products. We have expertise in tobacco seed development, crop production methods, crop sourcing, processing, and manufacturing of reconstituted sheet tobacco that enable us to efficiently and effectively meet our customers changing needs. We also are able to provide high quality liquid nicotine through our joint venture, AmeriNic. Currently, regulation of these products as well as consumer acceptance and their influence on smoking trends are unclear, and we continue to monitor industry developments.
Supply
Flue-cured tobacco crops grown outside of China increased in our fiscal year 2018 mainly due to a return to normal crop volumes in Brazil following smaller crops in the prior fiscal year due to adverse weather conditions there. Global burley tobacco production decreased in our fiscal year 2018, largely due to smaller crops in Africa. Less African burley leaf was grown in fiscal year 2018 due to unfavorable weather conditions as well as excess production and lower grower prices in fiscal year 2017. African burley volumes are on track to increase in our fiscal year 2019, and flue-cured tobacco crops grown outside of China are projected to be in line with fiscal year 2018 crop sizes. We believe that flue-cured tobacco may be in a slight oversupply position and burley tobacco production levels are largely in balance with anticipated demand.
Production
Worldwide flue-cured tobacco production outside of China increased by about 11% in fiscal year 2018 to 1.9 billion kilos, including an approximately 35% crop size recovery in Brazil. Worldwide burley crops decreased by about 11% in fiscal year 2018. We estimate that at March 31, 2018, industry uncommitted flue-cured and burley inventories, excluding China, totaled about 86 million kilos, an increase of about 4% from March 31, 2017 levels.
In the near term, we expect that flue-cured production (excluding China) will be flat at about 1.9 billion kilos in fiscal year 2019, and worldwide burley production is forecast to increase by about 9% on recoveries in African burley crop sizes. We also forecast that oriental tobacco and dark air-cured production will increase by 8% and 4%, respectively, in fiscal year 2019. Over the long term, we believe that global tobacco production will continue a slight decline in line with slightly declining total demand. South America, Asia, Africa, and North America will remain key sourcing regions for flue-cured and burley tobaccos.
China
China is a significant cigarette market. However, most of the cigarettes consumed in China and the leaf tobacco used in those cigarettes are produced domestically. Therefore, we normally view the Chinese market independently when evaluating worldwide leaf tobacco supply and demand. We believe that China’s domestic leaf production exceeds their domestic needs for the local cigarette market, and there is a build-up of domestic leaf inventory there. China is currently demonstrating efforts to re-align their domestic leaf production and inventories to balance their needs, and these efforts could influence global supply/demand in the short term.

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
Demand
Industry data shows that over the past five years, total world consumption of cigarettes fell at the compound annual rate of about 2%. We believe that growth in world consumption of cigarettes peaked several years ago and is declining. As a result, we expect that near term global demand for leaf tobacco will continue to slowly decline in line with declining cigarette consumption.
Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are used in American-blend cigarettes which are primarily smoked in Western Europe and the United States. English-blend cigarettes which use flue-cured tobacco are mainly smoked in the United Kingdom and Asia and other emerging markets. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of about 2% for the five years ended in 2017. As cigarette consumption declines in developed markets and increases in the emerging markets, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. To the extent that domestic leaf production and inventory durations in China do not meet requirements for Chinese cigarette blends, that tobacco could be sourced from other origins where we have major market positions. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. We currently expect supply for flue-cured tobacco slightly exceeds and burley tobacco supply is largely in line with anticipated demand. However, inventories held by our customers may affect their near-term demand for leaf tobacco. We also sell oriental tobacco, which is used in American-blend cigarettes, and dark tobacco, which is used in cigars and other smokeless products. While we expect demand for oriental tobacco and dark tobacco used in cigar filler to be generally in line with supply, we are seeing strong demand for dark tobacco used for cigar wrappers.
Regulation and Product Taxation
Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on the percentage of the population using tobacco products, particularly in the United States and Western Europe. Many governments have additionally taken or proposed steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes, to prohibit smoking in public areas, and to discourage cigarette consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated under the auspices of the WHO and offers guidelines for discouraging or controlling tobacco use. The more than 180 countries that are signatories to the FCTC may choose the level of implementation of the guidelines that is most suitable with their approach to tobacco control. For example, in recent years China imposed a ban on smoking in public places, while in the United Kingdom and Australia, laws have been passed mandating plain packaging, the removal of branding on cigarette packages. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption, as well as shifts to modified risk tobacco products brought about by existing or future governmental laws and regulations, could reduce demand for leaf tobacco and services and could have a material adverse effect on our results of operations.
In addition, certain recommendations by the WHO, through the FCTC, may cause shifts in customer usage of certain types and styles of tobacco. As seen in Canada, Brazil, and the European Union, efforts have been taken to eliminate flavorings from tobacco products. Additionally, discussions are intensifying about the possibility of reducing nicotine content in certain tobacco products to less than addictive levels. Such decisions could cause a change in requirements for certain leaf tobaccos in particular countries. Shifts in customer demand from one type of leaf tobacco to another could create sourcing issues as requirements move from one origin to another. Furthermore, instruction at the farm level may be required to produce the changing styles of leaf tobacco needed by tobacco product manufacturers. Given our strong global footprint and our established and well-developed programs and networks at the farm level worldwide, we are particularly well positioned to meet manufacturer requirements.
In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (“the Act”). This legislation authorizes the FDA to regulate the manufacturing and marketing of all tobacco products. The FDA has banned flavored cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, established new smokeless tobacco warnings, and issued new cigarette health warnings. In addition, the FDA established the Center for Tobacco Products (“CTP”). Over the past decade, the CTP has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States. On May 10, 2016, the FDA released “deeming” regulations that extend FDA oversight to all tobacco products including electronic nicotine delivery systems, cigars, hookah tobacco, pipe tobacco, dissolvables, and “novel and future products.” The regulations require that tobacco product manufacturers register tobacco products that existed on February 15,

2007, and to seek FDA authorization to sell any products modified or introduced after such date. All such submissions require manufacturers to list ingredients in their products. On July 28, 2017, FDA Commissioner Scott Gottlieb announced a new regulatory approach for the regulation of combustible and vapor products focusing on nicotine reduction and the continuum of risk. The agency issued an Advanced Notice of Proposed Rule Making (“ANPRM”) with the intention of developing a nicotine product standard for cigarettes that reduces the level of nicotine to below-addictive levels. Additional ANPRMs were issued: 1) to explore the science behind exempting premium cigars from premarket authorization requirements and 2) to address menthol in cigarettes, flavors in vapor and other ENDS products, and the future ENDS and vapor product standards. Comment periods remain open until June 14, 2018 for nicotine reduction, June 19, 2018 for flavors and June 25, 2018 for premium cigars. In other actions, the FDA is seeking public comment on the potential for development of illicit trade markets with a due date of June 14, 2018.
Regulations impacting our customer base that change the requirements for leaf tobacco or restrict their ability to sell their products will inherently impact our business. As discussed, we have established programs that begin at the farm level to assist our customers with raw material information to support leaf traceability and customer testing requirements, including the detection of nicotine levels. Additionally, given our global presence, we also have the ability to source different types and styles of tobacco for our customers should their needs change due to regulation. A number of governments, particularly federal and local governments in the United States and the European Union, impose excise or similar taxes on tobacco products. There has been, and will likely continue to be, new legislation proposing new or increased taxes on tobacco products. In some cases, proposed legislation seeks to significantly increase existing taxes on tobacco products, or impose new taxes on products that to date have not been subject to tax. Increases in product taxation may reduce the affordability of, and demand for, cigarettes, which will affect requirements for leaf tobacco by tobacco product manufacturers.
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
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans, which have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $45 million at March 31, 2018. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.5 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2018 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $33 million and increased annual pension expense by $3 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $27 million and reduced annual pension expense by $3 million.
Currency
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $0.2 million in net remeasurement gains in fiscal year 2018, compared to $9.3 million in net remeasurement losses in fiscal year 2017, and $22.5 million in net remeasurement losses in fiscal year 2016. We recognized $0.1 million in net foreign currency transaction losses in fiscal year 2018, compared to net transaction losses of $1.3 million in fiscal year 2017, and net transaction gains of $8.0 million in fiscal year 2016. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 8 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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

Item 8.   Financial Statements and Supplementary Data
UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2018	2017	2016
Sales and other operating revenues	$2,033,947	$2,071,218	$2,120,373

Costs and expenses
Cost of goods sold	1,661,999	1,676,539	1,713,042
Selling, general and administrative expenses	200,461	211,969	226,685
Other income	—	—	(3,390)
Restructuring and impairment costs	—	4,359	2,389

Operating income	171,487	178,351	181,647
Equity in pretax earnings of unconsolidated affiliates	9,125	5,774	5,422
Interest income	1,686	1,397	1,178
Interest expense	15,621	16,284	15,669

Income before income taxes	166,677	169,238	172,578
Income taxes	50,509	56,732	54,430

Net income	116,168	112,506	118,148
Less: net income attributable to noncontrolling interests in subsidiaries	(10,506)	(6,202)	(9,132)
Net income attributable to Universal Corporation	105,662	106,304	109,016

Dividends on Universal Corporation convertible perpetual preferred stock	—	(11,061)	(14,748)
Cost in excess of carrying value on conversion/repurchase of convertible perpetual preferred stock	—	(74,353)	—

Earnings available to Universal Corporation common shareholders	$105,662	$20,890	$94,268

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$4.18	$0.89	$4.16
Diluted	$4.14	$0.88	$3.92

Weighted average common shares outstanding:
Basic	25,274,975	23,433,860	22,683,290
Diluted	25,508,144	23,770,088	27,825,491
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2018	2017	2016
Net income	$116,168	$112,506	$118,148
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	14,162	(6,899)	3,934
Foreign currency hedge, net of income taxes	223	(933)	2,509
Interest rate hedge, net of income taxes	4,498	8,395	(5,015)
Pension and other postretirement benefit plans, net of income taxes	2,613	1,475	1,004
Total other comprehensive income, net of income taxes	21,496	2,038	2,432
Total comprehensive income	137,664	114,544	120,580
Less: comprehensive income attributable to noncontrolling interests	(10,134)	(5,449)	(8,920)

Comprehensive income attributable to Universal Corporation	$127,530	$109,095	$111,660
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$234,128	$283,993
Accounts receivable, net	377,119	439,288
Advances to suppliers, net	122,786	103,750
Accounts receivable—unconsolidated affiliates	2,040	2,373
Inventories—at lower of cost or net realizable value:
Tobacco	679,428	565,943
Other	69,301	68,087
Prepaid income taxes	16,032	16,713
Other current assets	88,209	81,252
Total current assets	1,589,043	1,561,399

Property, plant and equipment
Land	23,180	22,852
Buildings	271,757	266,802
Machinery and equipment	634,660	597,213
	929,597	886,867
Less accumulated depreciation	(605,803)	(569,527)
	323,794	317,340
Other assets
Goodwill and other intangibles	98,927	98,888
Investments in unconsolidated affiliates	89,302	78,457
Deferred income taxes	17,118	25,422
Other noncurrent assets	50,448	41,899
	255,795	244,666

Total assets	$2,168,632	$2,123,405

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2018	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$45,421	$59,133
Accounts payable and accrued expenses	163,763	153,515
Accounts payable—unconsolidated affiliates	16,072	7,231
Customer advances and deposits	7,021	11,007
Accrued compensation	27,886	32,007
Income taxes payable	7,557	5,103
Current portion of long-term debt	—	—
Total current liabilities	267,720	267,996

Long-term debt	369,086	368,733
Pensions and other postretirement benefits	64,843	80,689
Other long-term liabilities	45,955	31,424
Deferred income taxes	35,726	47,985
Total liabilities	783,330	796,827

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 24,930,725 shares issued and outstanding (25,274,506 at March 31, 2017)	321,559	321,207
Retained earnings	1,080,934	1,034,841
Accumulated other comprehensive loss	(60,064)	(69,559)
Total Universal Corporation shareholders' equity	1,342,429	1,286,489
Noncontrolling interests in subsidiaries	42,873	40,089
Total shareholders' equity	1,385,302	1,326,578

Total liabilities and shareholders' equity	$2,168,632	$2,123,405
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$116,168	$112,506	$118,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,836	35,911	36,754
Provision for losses (recoveries) on advances and guaranteed loans to suppliers	3,730	(857)	815
Inventory write-downs	7,687	10,866	11,899
Stock-based compensation expense	7,610	6,475	5,206
Foreign currency remeasurement loss (gain), net	(184)	9,269	22,517
Deferred income taxes	(11,132)	16,626	15,046
Equity in net income of unconsolidated affiliates, net of dividends	(1,521)	396	156
Fair value gain upon acquisition of partner's interest in joint venture	—	—	(3,390)
Restructuring and impairment costs	—	4,359	2,389
Other, net	(6,167)	(4,463)	13,204
Changes in operating assets and liabilities, net:
Accounts and notes receivable	38,264	(14,346)	(2,806)
Inventories and other assets	(116,427)	52,139	(7,370)
Income taxes	1,239	(1,719)	1,437
Accounts payable and other accrued liabilities	13,082	28,643	(13,678)
Customer advances and deposits	(3,940)	(5,490)	(13,796)
Net cash provided by operating activities	83,245	250,315	186,531

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(34,037)	(35,630)	(47,153)
Purchase of partner's interest in joint venture, net of cash held by the business	—	—	(5,964)
Proceeds from sale of property, plant and equipment	5,194	2,174	2,982
Other	(550)	(398)	(796)
Net cash used by investing activities	(29,393)	(33,854)	(50,931)

Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	(18,159)	(5,349)	4,880
Dividends paid to noncontrolling interests in subsidiaries	(7,350)	(4,200)	(4,449)
Conversion of convertible perpetual preferred stock	—	(178,365)	—
Repurchase of common stock	(21,610)	—	—
Dividends paid on convertible perpetual preferred stock	—	(11,061)	(14,748)
Dividends paid on common stock	(54,699)	(49,828)	(47,389)
Other	(2,828)	(2,441)	(2,940)
Net cash used by financing activities	(104,646)	(251,244)	(64,646)

Effect of exchange rate changes on cash	929	(671)	(290)
Net (decrease) increase in cash and cash equivalents	(49,865)	(35,454)	70,664
Cash and cash equivalents at beginning of year	283,993	319,447	248,783
Cash and Cash Equivalents at End of Year	$234,128	$283,993	$319,447

Supplemental information—cash paid for:
Interest	$15,621	$16,284	$15,704
Income taxes, net of refunds	$58,339	$37,294	$38,732
Non-cash Financing Transaction - The consolidated financial statements for the fiscal year ended March 31, 2017 include a non-cash reclassification of $107.6 million from preferred stock to common stock to reflect the conversion of 111,072 shares of the Company's outstanding Series B 6.75% Convertible Perpetual Preferred Stock into common stock. See Note 11 for additional information.
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2018
Balance at beginning of year	$321,207	$1,034,841	$(69,559)	$40,089	$1,326,578
Changes in preferred and common stock
Repurchase of common stock	(5,142)	—	—	—	(5,142)
Accrual of stock-based compensation	7,610	—	—	—	7,610
Withholding of shares from stock-based compensation for grantee income taxes	(2,828)	—	—	—	(2,828)
Dividend equivalents on restricted stock units (RSUs)	712	—	—	—	712
Changes in retained earnings
Net income	—	105,662	—	10,506	116,168
Cash dividends declared on common stock ($2.18 per share)	—	(54,762)	—	—	(54,762)
Repurchase of common stock	—	(16,468)	—	—	(16,468)
Dividend equivalents on restricted stock units (RSUs)	—	(712)	—	—	(712)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	14,534	(372)	14,162
Foreign currency hedge, net of income taxes	—	—	223	—	223
Interest rate hedge, net of income taxes	—	—	4,498	—	4,498
Pension and other postretirement benefit plans, net of income taxes	—	—	2,613	—	2,613
Other changes in accumulated other comprehensive income (loss)
Reclassification of disproportionate tax effects related to changes in U.S. corporate income tax law to retained earnings (ASU 2018-02) (see Notes 1 and 4)	—	12,373	(12,373)	—	—
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(7,350)	(7,350)
Balance at end of year	$321,559	$1,080,934	$(60,064)	$42,873	$1,385,302

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2017
Balance at beginning of year	$211,562	$208,946	$1,066,064	$(72,350)	$38,840	$1,453,062
Changes in preferred and common stock
Conversion of Series B 6.75% convertible perpetual preferred stock for common stock	(107,550)	107,550	—	—	—	—
Conversion of Series B 6.75% convertible perpetual preferred stock for cash	(104,012)	—	—	—	—	(104,012)
Accrual of stock-based compensation	—	6,475	—	—	—	6,475
Withholding of shares from stock-based compensation for grantee income taxes	—	(2,440)	—	—	—	(2,440)
Dividend equivalents on restricted stock units (RSUs)	—	676	—	—	—	676
Changes in retained earnings
Net income	—	—	106,304	—	6,202	112,506
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($50.63 per share)	—	—	(11,061)	—	—	(11,061)
Common stock ($2.14 per share)	—	—	(51,437)	—	—	(51,437)
Conversion of Series B 6.75% convertible perpetual preferred stock for cash			(74,353)			(74,353)
Dividend equivalents on restricted stock units (RSUs)	—	—	(676)	—	—	(676)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	(6,146)	(753)	(6,899)
Foreign currency hedge, net of income taxes	—	—	—	(933)	—	(933)
Interest rate hedge, net of income taxes	—	—	—	8,395	—	8,395
Pension and other postretirement benefit plans, net of income taxes	—	—	—	1,475	—	1,475
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(4,200)	(4,200)
Balance at end of year	$—	$321,207	$1,034,841	$(69,559)	$40,089	$1,326,578

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2016
Balance at beginning of year	$211,562	$206,002	$1,020,155	$(74,994)	$34,369	$1,397,094
Changes in preferred and common stock
Accrual of stock-based compensation	—	5,206	—	—	—	5,206
Withholding of shares from stock-based compensation for grantee income taxes	—	(2,940)	—	—	—	(2,940)
Dividend equivalents on restricted stock units (RSUs)	—	678	—	—	—	678
Changes in retained earnings
Net income	—	—	109,016	—	9,132	118,148
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($67.50 per share)	—	—	(14,748)	—	—	(14,748)
Common stock ($2.10 per share)	—	—	(47,681)	—	—	(47,681)
Dividend equivalents on restricted stock units (RSUs)	—	—	(678)	—	—	(678)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	4,146	(212)	3,934
Foreign currency hedge, net of income taxes	—	—	—	2,509	—	2,509
Interest rate hedge, net of income taxes	—	—	—	(5,015)	—	(5,015)
Pension and other postretirement benefit plans, net of income taxes	—	—	—	1,004	—	1,004
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(4,449)	(4,449)
Balance at end of year	$211,562	$208,946	$1,066,064	$(72,350)	$38,840	$1,453,062

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2018	2017	2016
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	—	218,490	218,490
Conversion of convertible perpetual preferred stock for common stock	—	(111,072)	—
Conversion of convertible perpetual preferred stock for cash	—	(107,418)	—
Balance at end of year	—	—	218,490

Common Shares Outstanding:
Balance at beginning of year	25,274,506	22,717,735	22,593,266
Issuance of common stock	59,843	69,653	124,469
Conversion of convertible perpetual preferred stock for common stock	—	2,487,118	—
Repurchase of common stock	(403,624)	—	—
Balance at end of year	24,930,725	25,274,506	22,717,735
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received dividends totaling $5.5 million in fiscal year 2018, $5.1 million in fiscal year 2017, and $3.4 million in fiscal year 2016, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and are accounted for under the cost method. Under the cost method, the Company recognizes earnings upon its receipt of dividends to the extent they represent a distribution of retained earnings. The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading supplier of oriental tobaccos with operations located principally in Eastern Europe and Turkey, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. The Company reviews the carrying value of its investments in Socotab and its other unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary. At March 31, 2018, the Company determined that no such factors existed with respect to those investments.
The Company's operations in Zimbabwe are deconsolidated under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. Since deconsolidation, the investment has been accounted for using the cost method, as required under the accounting guidance. The investment in the Zimbabwe operations was zero at March 31, 2018 and 2017. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. During fiscal year 2018, the Company purchased the noncontrolling interest of one subsidiary for $0.6 million. Other than this transaction, there were no changes in the Company’s ownership percentage in any of these subsidiaries during fiscal years 2016, 2017, or 2018.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Unconsolidated Affiliates
The Company’s equity method investments and its cost method investments, which include its Zimbabwe operations, are non-marketable securities. Universal reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would review such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity or cost method investments, the Company follows the applicable accounting guidance in determining the fair value of the investments. In most cases, this involves the use of undiscounted and discounted cash flow models (Level 3 of the fair value hierarchy under the accounting guidance). If the fair value of an equity or cost method investee is determined to be lower than its carrying value, an impairment loss is recognized. The determination of fair value using discounted cash flow models is normally not based on observable market data from independent sources and therefore requires significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge related to these investments.
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
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2018, 2017, and 2016

	Fiscal Year Ended March 31,
	2018	2017	2016
Equity in pretax earnings reported in the consolidated statements of income	$9,125	$5,774	$5,422
Less: Equity in income taxes	(2,063)	(1,092)	(2,156)
Equity in net income	7,062	4,682	3,266
Less: Dividends received on investments (1)	(5,541)	(5,078)	(3,422)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$1,521	$(396)	$(156)

(1)
In accordance with the applicable accounting guidance, dividends received from unconsolidated affiliates accounted for on the equity method that represent a return on capital (i.e., a return of earnings on a cumulative basis) are presented as operating cash flows in the consolidated statements of cash flows.

Earnings Per Share
 The Company calculates basic earnings per share based on earnings available to common shareholders. For fiscal years prior to 2018, dividends paid on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock prior to its conversion (see Note 11) were deducted in determining earnings available to common shareholders. The calculation uses the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include unvested restricted stock units and performance share awards that are assumed to be fully vested and paid out in shares of common stock, dilutive stock options and stock appreciation rights that were assumed to be exercised, and shares of convertible perpetual preferred stock that were assumed to be converted when the effect was dilutive (prior to their actual conversion). In periods when the effect of the convertible perpetual preferred stock was dilutive and those shares were assumed to be converted into common stock, dividends paid on the preferred stock were excluded from the calculation of diluted earnings per share.
Calculations of earnings per share for the fiscal years ended March 31, 2018, 2017, and 2016, are provided in Note 3.
Cash and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances to Suppliers
In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled approximately $150 million at March 31, 2018 and $134 million at March 31, 2017. The related valuation allowances totaled $22 million at March 31, 2018, and $27 million at March 31, 2017, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $3.7 million in fiscal year 2018 and $0.8 million in fiscal year 2016, but reduced by net recoveries of approximately $0.9 million in fiscal year 2017. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on which interest accrual had been discontinued totaled approximately $8 million at March 31, 2018 and $11 million at March 31, 2017.
Inventories
Tobacco inventories are valued at the lower of cost or net realizable value. Raw materials primarily consist of unprocessed leaf tobacco, which is clearly identified by type and grade at the time of purchase. The Company tracks the costs associated with this tobacco in the final product lots, and maintains this identification through the time of sale. This method of cost accounting is referred to as the specific cost or specific identification method. The predominant cost component of the Company’s inventories is the cost of the unprocessed tobacco. Direct and indirect processing costs related to these raw materials are capitalized and allocated to inventory in a systematic manner. The Company does not capitalize any interest or sales-related costs in inventory. Freight costs are recorded in cost of goods sold. Other inventories consist primarily of seed, fertilizer, packing materials, and other supplies, and are valued principally at the lower of average cost or net realizable value.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time, and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2018 and 2017, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $49 million and $45 million, respectively, and the related valuation allowances totaled approximately $15 million and $13 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Property, Plant and Equipment
Depreciation of property, plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 10 years. Where applicable and material in amount,

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2018, 2017, or 2016.
Goodwill and Other Intangibles
Goodwill and other intangibles principally consist of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value and is reviewed for potential impairment on an annual basis as of the end of the fiscal year. Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base their initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2018 and 2017. Those factors did not indicate any potential impairment of the Company's recorded goodwill.
Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil. Significant adverse changes in the operations or estimated future cash flows for a reporting unit with recorded goodwill could result in an impairment charge. No charges for goodwill impairment were recorded in fiscal years 2018, 2017, or 2016.
Impairment of Long-Lived Assets
    The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance. In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance). In fiscal year 2017, impairment charges of $2.3 million were incurred on factory and equipment assets as a result of the Company's decision to close its tobacco processing facility in Hungary (see Note 2). No significant charges for the impairment of long-lived assets were recorded during fiscal years 2018 or 2016.
Income Taxes
The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, undistributed earnings of foreign subsidiaries, goodwill, and valuation allowances on farmer advances and value-added tax credits. Income taxes provided on pretax amounts recorded in accumulated other comprehensive income (loss) are released when the related pretax amounts are reclassified to earnings.
Fair Values of Financial Instruments
The fair value of the Company’s long-term debt, disclosed in Note 6, approximates the carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2018. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available or discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term debt are determined separately and recorded in other long-term liabilities. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
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
Translation and Remeasurement of Foreign Currencies
The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income or loss. The financial statements of foreign subsidiaries having the U.S. dollar as the functional

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expense. The Company recognized net remeasurement gains of $0.2 million in fiscal year 2018, and net remeasurement losses of $9.3 million in fiscal year 2017 and $22.5 million in fiscal year 2016.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction losses of $0.1 million in fiscal year 2018 and $1.3 million in fiscal year 2017, and net transaction gains of $8.0 million in fiscal year 2016.
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
While most of the Company’s revenue consists of tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers. These arrangements usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2018. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then later transported to customer-designated storage facilities. The revenue for these services is recognized when processing is completed, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
As discussed further under "Accounting Pronouncements" below, the Company will adopt updated comprehensive accounting guidance for revenue recognition at the beginning of fiscal year 2019. No material changes to the amount or timing of the Company's revenues are expected with the adoption of this guidance.
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
Accounting Pronouncements
Pronouncements Adopted in Fiscal Years 2016 through 2018
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for fiscal years beginning after December 31, 2015. The Company adopted ASU 2015-03 effective for the quarter ending June 30, 2016, which was the first quarter of the fiscal year ending March 31, 2017. The implementation of ASU 2015-03, which required retrospective application, resulted in the reclassification of unamortized debt issuance costs totaling less than $2 million from other noncurrent assets to long-term debt for comparative prior periods.
In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 requires customers who enter into a cloud computing arrangement that includes a software license to account for the arrangement as an intangible asset. If the cloud computing arrangement does not include a software license, the arrangement is accounted for as a service contract. The guidance was effective for fiscal years beginning after December 31, 2015, and allowed for retrospective or prospective

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption. The Company prospectively adopted ASU 2015-05 effective as of April 1, 2016, the beginning of fiscal year 2017. The Company’s adoption of ASU 2015-05 did not have a material impact on its consolidated financial statements.
In May 2015, the FASB issued Accounting Standards Update No. 2015-07, "Fair Value Measurement, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share or its Equivalent" ("ASU 2015-07"). ASU 2015-07 removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and eliminated certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company adopted ASU 2015-07 effective as of April 1, 2016, the beginning of fiscal year 2017. Disclosures for all periods presented in Note 9 - Fair Value Measurements reflect the revised category presentation.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that most inventory be measured at the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the "estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation." ASU 2015-11 was effective for fiscal years beginning after December 31, 2016, and was adopted by the Company effective April 1, 2017, the beginning of fiscal year 2018. As required under the guidance, ASU 2015-11 has been applied prospectively after the date of adoption, and its adoption did not have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016-09"). ASU 2016-09 provides simplification for the accounting for employee stock-based payment transactions, including the related income tax consequences, the classification of awards as either equity or liabilities, and the classification of transactions in the statement of cash flows. The guidance was effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company elected to early-adopt ASU 2016-09 effective April 1, 2016, which was the beginning of its fiscal year ending March 31, 2017. As required by the guidance, employee tax withholding payments and excess tax benefits resulting from stock-based compensation have been classified as financing activities and operating activities, respectively, in the consolidated statements of cash flows for all periods presented.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, "Derivatives and Hedging (Topic 815)" ("ASU 2017-12").  ASU 2017-12 expands derivative strategies that quality for hedge accounting and amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company elected to early-adopt ASU 2017-12 in the fourth quarter of fiscal year 2018. As required under the guidance, ASU 2017-12 has been applied using the modified retrospective approach and its adoption did not have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02") to address the disproportionate income tax effects on pretax amounts recorded in accumulated other comprehensive income (loss) resulting from the enactment of the Tax Cuts and Jobs Act in December 2017. Under the existing accounting guidance, companies were required to record the impact of changes in deferred income tax assets and liabilities from the enactment of the new law through income from continuing operations, including the impact related to pretax amounts recorded in accumulated other comprehensive income (loss). As a result, the income tax effects on amounts recorded in accumulated other comprehensive income (loss) were not reflective of the rates at which those amounts ultimately would be taxed. ASU 2018-02 permits companies to reclassify these disproportionate tax effects from accumulated other comprehensive income (loss) to retained earnings. It is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company elected to early-adopt ASU 2018-02 in the fourth quarter of fiscal year 2018 and reclassify the disproportionate tax effects to retained earnings as allowed under the guidance. The reclassification increased accumulated other comprehensive loss and increased retained earnings by approximately $12.4 million.

Pronouncements to be Adopted in Future Periods

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes substantially all of the current revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”).  ASU 2014-09 was developed under a joint project with the International Accounting Standards Board (“IASB”) to improve and converge the existing revenue recognition accounting guidance in U.S. GAAP and International Accounting Standards.  Under ASU 2014-09, the central underlying principle is to recognize revenues when promised goods or services are transferred to customers at an amount determined by the consideration a company expects to receive for those goods or services.  The guidance outlines a five-step process for determining the amount and timing of revenue to be recognized from those arrangements.  It is more principles-based than the existing guidance under U.S. GAAP, and therefore requires more management judgment and involves more estimates than the current guidance.  ASU 2014-09 is effective for annual periods beginning after December 15, 2017,

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including all interim periods within the year of adoption.  Companies are allowed to select between two transition methods:  (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. Since the issuance of ASU 2014-09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement.  The Company formed a cross-functional implementation project team to review revenue accounting policies and control processes, to complete a comprehensive analysis of the new guidance, and to determine the effect adoption has on revenue recognition and financial statement disclosures for all customer contracts. The team classified its customer contracts into primary revenue streams, completed individual contract reviews, and made determinations with respect to provisions that impact the timing and amount of revenue recognition for certain customer arrangements. The implementation team reported the findings and progress of the project to management and the Audit Committee on a frequent basis over the past three fiscal years. The team is continuing to document internal controls related to the adoption of ASU 2014-09 and drafting the financial statement disclosures that will be required by the guidance. Universal will adopt ASU 2014-09 and the related supplemental amendments effective April 1, 2018, which is the beginning of the fiscal year ending March 31, 2019, and will use the modified retrospective transition method of adoption. Other than the additional required disclosures, the impact on the Company's consolidated financial statements from the adoption of ASC 2014-09 is not expected to be material.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 “Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities” ("ASU 2016-01"). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This guidance is effective for fiscal years beginning after December 15, 2017, and will be adopted effective April 1, 2018, which is the beginning of the Company's fiscal year ending March 31, 2019. As the Company does not have any significant equity investments that are not accounted for under the equity method, the adoption of ASU 2016-01 is not expected to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and the corresponding right-of-use asset as a leased asset in the balance sheet for the term of the lease. This guidance supersedes Topic 840 “Leases” and is effective for fiscal years beginning after December 15, 2018. The Company will be required to adopt ASU 2016-02 effective April 1, 2019, which is the beginning of its fiscal year ending March 31, 2020, and is currently in the process of collecting and analyzing detailed information on all leasing arrangements across its global organization to meet the accounting and disclosure requirements of the new guidance.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles - Goodwill and Other (Topic 350)" ("ASU 2017-04"). Under current accounting guidance, the fair value of a reporting unit to which a specific goodwill balance relates is first compared to its carrying value in the financial statements (Step 1). If that comparison indicates that the goodwill is impaired, an implied fair value for the goodwill must then be calculated by deducting the individual fair values of all other assets and liabilities, including any unrecognized intangible assets, from the total fair value of the reporting unit (Step 2). ASU 2017-04 simplifies the accounting guidance by eliminating Step 2 from the goodwill impairment test and using the fair value of the reporting unit determined in Step 1 to measure the goodwill impairment loss. The updated guidance is effective for fiscal years beginning after December 15, 2019. The Company will be required to adopt ASU 2017-04 effective April 1, 2020, which is the beginning of its fiscal year ending March 31, 2021, and is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASU 2017-07"). ASU 2017-07 requires that an employer report the service cost component of pension or other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, the line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The guidance is effective for fiscal years beginning after December 15, 2017. The Company will be required to adopt ASU 2017-07 effective April 1, 2018, which is the beginning of its fiscal year ending March 31, 2019. The line item classification changes required by the new guidance will not impact the Company's pretax earnings or net income; however, operating income and other income/expense will increase by offsetting amounts that are not expected to be material to the Company's consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. RESTRUCTURING AND IMPAIRMENT COSTS
During fiscal years ended March 31, 2017 and 2016, Universal recorded restructuring and impairment costs related to various initiatives to adjust certain operations and reduce costs. Those costs primarily related to operations that are part of the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations. There were no restructuring or impairment costs recorded for the fiscal year ended March 31, 2018.
Fiscal Year Ended March 31, 2017
In fiscal year 2017, the Company recorded restructuring and impairment costs totaling $4.4 million, primarily related to the Company's decision to close its tobacco processing facility in Hungary. The Company now processes tobaccos sourced from Hungary in its factories in Italy. The costs incurred for the change in operations in Hungary included statutory employee termination benefits and impairment charges related to certain property and equipment. Restructuring costs were also incurred in connection with downsizing efforts at several other locations around the Company.
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
A summary of the restructuring and impairment costs incurred during the fiscal years ended March 31, 2017 and 2016, is as follows:

	Fiscal Years Ended March 31,
	2017	2016
Restructuring Costs:
Employee termination benefits	$2,083	$1,629
Other restructuring costs	—	96
	2,083	1,725
Impairment Costs:
Property and equipment and farmer loans	2,276	664
Total restructuring and impairment costs	$4,359	$2,389
A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2016 through 2018 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2015	$696	$198	$894
Fiscal Year 2016 Activity:
Costs charged to expense	1,629	96	1,725
Payments	(2,246)	(92)	(2,338)
Balance at March 31, 2016	79	202	281
Fiscal Year 2017 Activity:
Costs charged to expense	2,083	—	2,083
Payments	(1,861)	(159)	(2,020)
Balance at March 31, 2017	301	43	344
Fiscal Year 2018 Activity:
Payments	(272)	(43)	(315)
Balance at March 31, 2018	$29	$—	$29
The restructuring liability at March 31, 2018 is expected to be paid during fiscal year 2019. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring and impairment costs in future periods as business changes occur and additional cost savings initiatives are implemented.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2018	2017	2016
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$105,662	$106,304	$109,016
Less: Dividends on convertible perpetual preferred stock	—	(11,061)	(14,748)
Less: Cost in excess of carrying value on conversion or repurchase of convertible perpetual preferred stock	—	(74,353)	—
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	105,662	20,890	94,268

Denominator for basic earnings per share
Weighted average shares outstanding	25,274,975	23,433,860	22,683,290

Basic earnings per share	$4.18	$0.89	$4.16

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$105,662	$20,890	$94,268
Add: Dividends on convertible perpetual preferred stock (if conversion assumed)	—	—	14,748
Earnings available to Universal Corporation common shareholders for calculation of diluted earnings per share	105,662	20,890	109,016

Denominator for diluted earnings per share:
Weighted average shares outstanding	25,274,975	23,433,860	22,683,290
Effect of dilutive securities (if conversion or exercise assumed)
Convertible perpetual preferred stock	—	—	4,853,268
Employee and outside director share-based awards	233,169	336,228	288,933
Denominator for diluted earnings per share	25,508,144	23,770,088	27,825,491

Diluted earnings per share	$4.14	$0.88	$3.92
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
For the fiscal year ended March 31, 2016, the Company had 133,600 of potentially dilutive common shares (stock appreciation rights) outstanding that were not included in the computation of diluted earnings per share because their effect would have been antidilutive. The weighted-average exercise price of those shares was $62.66. There were no potentially dilutive common shares outstanding at March 31, 2017 or 2018.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.   INCOME TAXES
The Company operates in the United States and many foreign countries and is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company's consolidated effective income tax rate is affected by a number of factors, including the mix of domestic and foreign earnings and the effect of exchange rate changes on deferred taxes.
In December 2017, the Tax Cuts and Jobs Act of 2017 was passed by the United States Congress and signed into law by the President. This new law made significant changes to income taxation at the federal level for individuals, pass-through entities, and corporations. For corporations, the changes include a reduction in the statutory rate on taxable income from 35% to 21%, and a move from a worldwide tax system to a territorial tax system for companies with foreign operations. Under the territorial system, except in limited situations or for limited types of income, earnings from foreign operations will generally no longer be subject to U.S. taxation. The law accommodates the move from the previous worldwide tax system by providing for a one-time transition tax on the undistributed post-1986 earnings of foreign subsidiaries as of either November 2, 2017 or December 31, 2017, whichever undistributed earnings amount is greater. Other provisions of the new law allow for immediate expensing of investments in property, plant, and equipment, and impose limitations on the deductibility of interest, executive compensation, and meals and entertainment expense. For the fiscal year ended March 31, 2018, the Company's U.S. federal statutory tax rate was 31.5%, reflecting a portion of the year at the 35% rate under the old law and a portion at the 21% rate under the new law.

Under the applicable accounting guidance, corporations are required to account for the effects of changes in income tax law on their financial statements as a component of taxes provided on income from continuing operations in the period those changes are enacted, which for Universal was the third quarter of fiscal year 2018. Due to the complexities associated with understanding and applying various aspects of the new law and quantifying or estimating amounts upon which calculations required to account for new law are based, the U.S. Securities and Exchange Commission (“SEC”) recognized that it may be difficult for many companies to complete the determination of all accounting effects of the new law within the available time frame for issuing their financial statements for the period of enactment. As a result, the SEC provided guidance permitting corporations to record and report specific items impacted by the new law on the basis of reasonable estimates where final amounts had not been determined and designate them as provisional amounts, or to continue to account for specific items under the previous law if it was not possible to develop reasonable estimates within the time frame for issuance of the financial statements for the period of enactment. As the accounting for provisional amounts is refined or finalized in subsequent reporting periods, companies are expected to record appropriate adjustments to the initial accounting, removing the provisional designation on an item in the period that the accounting for that item is completed. A measurement period of no more than one year from the date of enactment of the new law is provided under the SEC guidance to complete all such adjustments.

The most significant effects on Universal’s financial statements for fiscal year 2018 from the enactment of the new law were:

(1)	the reduction in the federal income tax rate on U.S. pretax earnings for fiscal year 2018 from 35% to 31.5%.

(2)	an adjustment of recorded deferred tax assets and liabilities to the tax rates at which they are expected to reverse in the future.

(3)
a reduction of the liability previously recorded for U.S. income taxes on undistributed earnings of foreign subsidiaries to the amounts expected to be paid under the one-time transition tax provisions of the new law.

The net impact of accounting for these and other less significant effects of the new law was a reduction in consolidated income tax expense for fiscal year 2018 of approximately $4.5 million. Upon enactment of the new law in the third quarter of the year, the Company recorded an initial reduction in income tax expense of approximately $10.5 million under the provisional accounting guidance; however, that amount was lowered by approximately $6.0 million in the fourth quarter, reflecting the collection and analysis of additional information for certain foreign subsidiaries, as well as subsequent clarifying guidance issued with respect to the new law.

Included in the effect of the new law is a $7.8 million net increase in income tax expense from remeasuring net deferred tax assets to the lower rates at which they are now expected to reverse, generally the new 21% U.S. federal statutory tax rate. That net increase includes approximately $12.4 million of net tax expense from remeasuring net deferred tax assets attributable to pension and other postretirement benefit plans, foreign currency translation adjustments, and other amounts that were recorded through other comprehensive income to the new lower rates, which initially left disproportionate tax effects recorded on the pretax amounts in accumulated other comprehensive income (loss). As discussed in Note 1, the FASB issued ASU 2018-02 "Income Statement -

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address this issue by allowing companies to reclassify the disproportionate tax effects from accumulated other comprehensive income (loss) to retained earnings. The Company elected to early-adopt ASU 2018-02 in the fourth quarter of fiscal year 2018 and chose to reclassify the disproportionate tax effects. The reclassification increased accumulated other comprehensive loss and increased retained earnings by approximately $12.4 million.

Also included in the $4.5 million net reduction in fiscal year 2018 income tax expense for the effect of the new law is a $10 million reduction of income tax expense primarily related to the undistributed earnings of foreign subsidiaries. Prior to the enactment of the new law, under its accounting for income taxes, the Company had no undistributed earnings of consolidated foreign subsidiaries that were classified as permanently reinvested, and accordingly had recorded the full tax liability on those earnings, including both local country taxes and the U.S. taxes expected to be paid on their future distribution. The new law replaces the U.S. income tax that would have been paid on those earnings in the future with the one-time transition tax, which is allowed to be paid over an eight-year period. The total liability recorded by the Company for this transition tax, net of available foreign tax credits, is approximately $15.8 million, and the $10 million reduction of income tax expense primarily related to undistributed foreign earnings reflects the adjustment of the U.S. tax liability previously recorded on those earnings to the transition tax amount. The Company continues to assume repatriation of all undistributed earnings of its consolidated foreign subsidiaries and has therefore provided for expected foreign withholding taxes on the distribution of those earnings where applicable, net of the U.S. tax credit attributable those withholding taxes.

While the Company has not continued to account for any specific items under the previous tax law as permitted by the SEC guidance, the Company is continuing to review the primary component effects of the new law on its financial statements. In addition, the Company continues to analyze certain aspects of the new law, and future treasury regulations, tax law technical corrections, notices, rulings, and other guidance issued by the government could result in changes or refinements to the amounts currently recorded. These include potential refinements of the Company's calculations of the adjustments to deferred tax assets and liabilities and the U.S. tax liability for undistributed foreign earnings, which could be adjusted based on continuing review of the Company's calculation of the one-time transition tax, including further analysis of the undistributed earnings amounts represented by cash and other specified assets held by its foreign subsidiaries. As a result, those amounts continue to be classified as provisional, and additional adjustments, which could be material, may be recorded in future reporting periods within the allowed one-year measurement period as the final accounting is completed.
Income Tax Expense
Income taxes for the fiscal years ended March 31, 2018, 2017, and 2016 consisted of the following:

	Fiscal Year Ended March 31,
	2018	2017	2016
Current
United States	$1,110	$3,422	$5,371
State and local	175	147	1,116
Foreign	60,356	36,537	32,897
	61,641	40,106	39,384
Deferred
United States	(20,052)	5,434	5,780
State and local	68	561	(445)
Foreign	8,852	10,631	9,711
	(11,132)	16,626	15,046
Total	$50,509	$56,732	$54,430
Foreign taxes include any applicable U.S. tax expense on the earnings of foreign subsidiaries.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Effective Income Tax Rate
A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
U.S. federal statutory tax rate	31.5%	35.0%	35.0%
State income taxes, net of federal benefit	0.1	0.3	0.3
Dividends received from deconsolidated operations	(1.4)	(2.3)	(1.5)
Effect of exchange rate changes on deferred income taxes	—	0.4	(1.6)
Effects of new tax law:
Foreign earnings taxed at rates above the U.S. federal statutory tax rate	2.8	—	—
Adjustment of deferred tax assets and liabilities	4.6	—	—
Reduction of U.S. tax liability on undistributed foreign earnings to estimate of one-time transition tax	(8.3)	—	—
Other, including changes in liabilities recorded for uncertain tax positions	1.0	0.1	(0.7)
Effective income tax rate	30.3%	33.5%	31.5%
Components of Income Before Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
United States	$10,442	$31,468	$37,877
Foreign	156,235	137,770	134,701
Total	$166,677	$169,238	$172,578

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2018	2017
Liabilities
Foreign withholding taxes	$25,987	$44,702
Undistributed earnings	8,636	24,629
Goodwill	19,529	30,851
All other	9,039	11,015
Total deferred tax liabilities	$63,191	$111,197

Assets
Employee benefit plans	$21,714	$38,804
Reserves and accruals	9,673	11,756
Deferred income	4,878	4,672
Currency translation losses of foreign subsidiaries	1,993	13,244
Local currency exchange losses of foreign subsidiaries	843	3,669
Foreign tax credit carryforward	—	2,799
All other	6,522	14,327
Total deferred tax assets	45,623	89,271
Valuation allowance	(1,040)	(636)
Net deferred tax assets	$44,583	$88,635
At March 31, 2018, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.
Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations, other comprehensive income, and direct adjustments to shareholders' equity was as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Continuing operations	$50,509	$56,732	$54,430
Other comprehensive income	23,471	1,503	1,423
Direct adjustments to shareholders' equity	—	—	(805)
Total	$73,980	$58,235	$55,048

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended March 31, 2018, 2017 and 2016, is as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Liability for uncertain tax positions, beginning of year	$2,426	$2,407	$2,894
Additions:
Related to tax positions for the current year	107	94	98
Related to tax positions for prior years	1,310	—	—
Reductions:
Due to lapses of statutes of limitations	(104)	(112)	(215)
Related to tax positions for prior years	—	(3)	—
Effect of currency rate movement	(66)	40	(370)
Liability for uncertain tax positions, end of year	$3,673	$2,426	$2,407
Of the total liability for uncertain tax positions at March 31, 2018, approximately $3.6 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.1 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2019. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.
The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. Amounts accrued or reversed for interest and penalties were not material for any of the fiscal years 2016 through 2018, and liabilities recorded for interest and penalties at March 31, 2018 and 2017 also were not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2018, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2015. Open tax years in state and foreign jurisdictions generally range from 3 to 6 years.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.   CREDIT FACILITIES
Bank Credit Agreement
The Company has in place a senior unsecured bank credit agreement that includes a $430 million five-year revolving credit facility, along with a $150 million five-year term loan and a $220 million seven-year term loan. Borrowings under the revolving credit facility bear interest at a variable rate based on either (1) LIBOR plus a margin that is based on the Company's credit measures or (2) the higher of the federal funds rate plus 0.5%, prime rate, or one-month LIBOR plus 1.0%, each plus a margin. In addition to interest, the Company pays a facility fee on the revolving credit facility. No amounts were outstanding under the revolving credit facility at March 31, 2018. The credit agreement provides for an expansion of the facility under certain conditions to allow additional borrowings of up to $100 million. Additional information related to the term loans is provided in Note 6. The credit agreement includes financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2018.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2018 and 2017, approximately $45 million and $59 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2018 and 2017, were approximately 3.4% and 3.1%, respectively. At March 31, 2018, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $248 million.
NOTE 6.   LONG-TERM DEBT
The Company's long-term debt at March 31, 2018 and 2017 consisted of the following:

	March 31,
	2018	2017
Senior bank term loans	$370,000	$370,000
Total outstanding	370,000	370,000
Less: current portion	—	—
Less: unamortized debt issuance costs	(914)	(1,267)
Long-term debt	$369,086	$368,733
As discussed in Note 5, the Company has in place a bank credit agreement that includes a $150 million five-year term loan and a $220 million seven-year term loan. The loans require no amortization and are prepayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at variable rates plus a margin based on the Company's credit measures. However, following closing on the loans, the Company entered into receive-floating / pay-fixed interest rate swap agreements that convert the variable benchmark rate on both loans to a fixed rate over their full terms to maturity. With the swap agreements in place, the effective interest rate on the $150 million five-year loan and the $220 million seven-year loan were 2.94% and 3.48%, respectively, at March 31, 2018 and 2017. The effective rates will change only if a change in the Company's credit measures results in adjustments to the applicable credit spreads specified in the underlying loan agreement. The $150 million five-year term loan matures in fiscal year 2020, and the $220 million seven-year term loan matures in fiscal year 2022.
In November 2017, the Company filed an undenominated universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.
Disclosures about the fair value of long-term debt are provided in Note 9.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. LEASES
The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $16.0 million in fiscal year 2018, $15.3 million in fiscal year 2017, and $14.7 million in fiscal year 2016. Future minimum payments under non-cancelable operating leases total $13.5 million in 2019, $9.7 million in 2020, $8.2 million in 2021, $5.3 million in 2022, $4.5 million in 2023, and $10.3 million after 2023.
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
Cash Flow Hedging Strategy for Interest Rate Risk
In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on its two outstanding non-amortizing bank term loans (see Notes 5 and 6). Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2018, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward contracts entered for these purposes during fiscal years 2018, 2017, and 2016 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2018	2017	2016
Tobacco purchases	$43.3	$70.7	$43.1
Processing costs	17.1	24.0	13.2
Total	$60.4	$94.7	$56.3
The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during fiscal year 2017 in part reflected an increase in the size of the 2017 Brazilian crop over the 2016 crop. In addition, variations in the amount and timing of fixed-price orders from customers for their purchases from individual crop years routinely cause variations in the U.S. dollar notional amount of forward contracts entered into from one fiscal year to the next. All contracts related to tobacco purchases were designated and qualified as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, except for amounts related to any ineffective portion of the hedging strategy or any early de-designation of the hedge arrangement, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at March 31, 2018, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2019. At March 31, 2018, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. Purchases of the 2018 Brazilian crops are expected to be completed by July 2018, and all forward contracts to hedge those purchases will mature and be settled by that time.
As discussed in Note 1, during the quarter ended March 31, 2018, the Company elected to early adopt recently-issued changes to the accounting guidance for derivatives and hedging activities (ASU 2017-12) to allow the application of the updated guidance to all forward foreign currency exchange contracts that will be entered to hedge exchange rate risk on the 2018 Brazilian crop purchases. The updated guidance simplifies the designation of those contracts as hedges, as well as the ongoing assessment of hedge effectiveness, but did not otherwise materially impact the Company's accounting for those contracts.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset or liability position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature.  During the fiscal years ended March 31, 2018, 2017, and 2016, the Company used forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at March 31, 2018 and 2017 were approximately $27.3 million and $33.0 million, respectively. At March 31, 2016 , the net local monetary asset position in Brazil was not significant, and there were no foreign currency contracts outstanding. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2018, 2017, and 2016.

	Fiscal Year Ended March 31,
	2018	2017	2016
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$4,869	$8,999	$(12,824)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,244)	$(3,916)	$(5,108)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(1,204)	$454	$1,774
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,099)	$945	$993
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(5)	$246	$685
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(234)	$(2,591)	$5,973
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a $0.1 million net hedge loss, representing unrealized losses on contracts related to the 2018 crop, remained in accumulated other comprehensive loss at March 31, 2018. No hedge gain or loss had been reclassified to earnings at March 31, 2018 since shipments of those tobaccos had not yet started. The majority of the balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2019 as the 2018 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2018 and 2017:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2018	2017		2018	2017
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$8,262	$2,149	Other long-term liabilities	$—	$—

Forward foreign currency exchange contracts	Other current assets	19	56	Accounts payable and accrued expenses	123	55
Total		$8,281	$2,205		$123	$55

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$341	$917	Accounts payable and accrued expenses	$269	$120
Total		$341	$917		$269	$120
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As permitted under the accounting guidance, the Company uses net asset value per share ("NAV") as a practical expedient to measure the fair value of its money market funds. The fair values for those funds are presented under the heading "NAV" in the tables that follow in this disclosure. In measuring the fair value of liabilities, the Company considers the risk of non-performance in determining fair value. Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.
At March 31, 2018 and 2017, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	March 31, 2018
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$89,767	$—	$—	$—	$89,767
Trading securities associated with deferred compensation plans	—	17,519	—	—	17,519
Interest rate swap agreements	—	—	8,262	—	8,262
Forward foreign currency exchange contracts	—	—	360	—	360
Total financial assets measured and reported at fair value	$89,767	$17,519	$8,622	$—	$115,908

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$974	$974
Forward foreign currency exchange contracts	—	—	392	—	392
Total financial liabilities measured and reported at fair value	$—	$—	$392	$974	$1,366

	March 31, 2017
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$137,145	$—	$—	$—	$137,145
Trading securities associated with deferred compensation plans	—	17,726	—	—	17,726
Interest rate swaps	—	—	2,149	—	2,149
Forward foreign currency exchange contracts	—	—	973	—	973
Total financial assets measured and reported at fair value	$137,145	$17,726	$3,122	$—	$157,993

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,177	$1,177
Forward foreign currency exchange contracts	—	—	175	—	175
Total financial liabilities measured and reported at fair value	$—	$—	$175	$1,177	$1,352

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
A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal years ended March 31, 2018 and 2017 is provided below.

	Fiscal Year Ended March 31,
	2018	2017
Balance at beginning of year	$1,177	$1,628
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	(1,210)	(2,550)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	1,044	1,854
Change in discount rate and estimated collection period	28	59
Currency remeasurement	(65)	186
Balance at end of year	$974	$1,177
Long-term Debt
The fair value of the Company’s long-term debt was approximately $370 million at each of the balance sheet dates March 31, 2018 and 2017. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Defined Benefit Plans
Description of Plans
 The Company sponsors several defined benefit pension plans covering salaried and certain hourly employees in the U.S., as well as certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. Plan assets consist primarily of equity and fixed income investments. The Company also sponsors defined benefit plans that provide postretirement health and life insurance benefits for eligible U.S. employees and retirees who have attained specific age and service levels, although postretirement life insurance benefits were discontinued several years ago for all employees who were not already retired. The health benefits are funded by the Company as the costs of those benefits are incurred. The plan design includes cost-sharing features such as deductibles and coinsurance. The life insurance benefits are funded with deposits to a reserve account held by an insurance company. The Company has the right to amend or discontinue its pension and other postretirement benefit plans at any time.
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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company's primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rates:
Benefit cost for plan year	4.10%	4.10%	3.80%	3.90%	3.80%	3.70%
Benefit obligation at end of plan year	4.10%	4.10%	4.10%	3.90%	3.90%	3.80%
Expected long-term return on plan assets:
Benefit cost for plan year	7.00%	7.00%	7.25%	3.00%	3.00%	3.00%
Salary scale:
Benefit cost for plan year	4.00%	4.00%	4.50%	4.00%	4.00%	4.50%
Benefit obligation at end of plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Healthcare cost trend rate	N/A	N/A	N/A	8.10%	6.70%	7.00%
Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The expected long-term return on plan assets is developed from financial models used to project future returns on the underlying assets of the funded plans and is reviewed on an annual basis. The healthcare cost trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed and updated annually for continued applicability. The revised trend assumption of 8.10% in 2018 declines gradually to 4.50% in 2026. The Company has caps in place on postretirement medical benefits that limit its cost for a large segment of the retiree population. As a result, changes to the healthcare cost trend rate have a limited impact on the postretirement medical plan liability and expense.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in 2018 and 2017, as well as the funded status of the plans at March 31, 2018 and 2017:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2018	2017	2018	2017
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$270,666	$266,764
Projected benefit obligation	273,658	269,250	$32,945	$36,786

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$269,250	$275,505	$36,786	$37,225
Service cost	5,177	5,382	229	247
Interest cost	10,801	10,441	1,471	1,535
Effect of discount rate change	1,209	489	612	(191)
Foreign currency exchange rate changes	1,268	(1,111)	(151)	286
Settlements	—	(10,955)	—	—
Other	781	4,108	(3,212)	766
Benefit payments	(14,828)	(14,609)	(2,790)	(3,082)
Projected benefit obligation, end of year	$273,658	$269,250	$32,945	$36,786

Change in plan assets:
Plan assets at fair value, beginning of year	$220,151	$217,859	$3,054	$1,565
Actual return on plan assets	15,902	16,450	105	71
Employer contributions	7,891	10,676	3,098	4,500
Settlements	—	(10,322)	—	—
Foreign currency exchange rate changes	452	97	—	—
Benefit payments	(14,828)	(14,609)	(2,790)	(3,082)
Plan assets at fair value, end of year	$229,568	$220,151	$3,467	$3,054

Funded status:
Funded status of the plans, end of year	$(44,090)	$(49,099)	$(29,478)	$(33,732)
The settlements for pension benefits in fiscal year 2017 were attributable to the termination of a foreign pension plan during the year and the transfer of assets in settlement of the participants' benefit obligations to defined contribution plans. The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its postretirement medical plans on a pay-as-you-go basis as the benefit payments are incurred. Those plans account for approximately 87% of the $44.1 million unfunded pension obligation and approximately 95% of the $29.5 million unfunded postretirement benefit obligation shown on the funded status line in the above table at March 31, 2018.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the Company’s plans at the end of fiscal years 2018 and 2017 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2018	2017	2018	2017
Non-current asset (included in other noncurrent assets)	$2,308	$1,710	$—	$—
Current liability (included in accounts payable and accrued expenses)	(8,599)	(1,106)	(2,431)	(2,746)
Non-current liability (reported as pensions and other postretirement benefits)	(37,796)	(49,703)	(27,047)	(30,986)
Amounts recognized in the consolidated balance sheets	$(44,087)	$(49,099)	$(29,478)	$(33,732)
Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2018 and 2017, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2018	2017	2018	2017
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$261,581	$260,826	$32,945	$36,786
Aggregate fair value of plan assets	215,182	210,017	3,467	3,054
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	258,708	258,424	N/A	N/A
Aggregate fair value of plan assets	215,182	210,017	N/A	N/A
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$5,177	$5,382	$5,953	$229	$247	$286
Interest cost	10,801	10,441	10,037	1,471	1,535	1,539
Expected return on plan assets	(15,962)	(15,154)	(15,110)	(87)	(42)	(58)
Settlement gain	—	(912)	—	—	—	—
Net amortization and deferral	3,735	4,576	4,394	(620)	(394)	(431)
Net periodic benefit cost	$3,751	$4,333	$5,274	$993	$1,346	$1,336
A one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not result in a significant change to the March 31, 2018 accumulated postretirement benefit obligation or the aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2019.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss at the beginning of the year are amortized as a component of net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2018 and 2017 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2018	2017	2018	2017
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$74,045	$79,299	$(6,286)	$(7,234)
Losses (gains) arising during the year	1,390	2,313	(1,580)	554
Amortization included in net periodic benefit cost during the year	(6,102)	(7,567)	619	394
Net actuarial loss (gain), end of year	69,333	74,045	(7,247)	(6,286)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(12,070)	(15,061)	(112)	(108)
Prior service cost (benefit) arising during the year	—	—	(867)	(4)
Amortization included in net periodic benefit cost during the year	2,367	2,991	14	—
Prior service cost (benefit), end of year	(9,703)	(12,070)	(965)	(112)

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$59,630	$61,975	$(8,212)	$(6,398)
Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit amounts related to ownership interests in unconsolidated affiliates.
The Company expects to recognize approximately $5.2 million of the March 31, 2018 net actuarial loss and $2.4 million of the March 31, 2018 prior service benefit in net periodic benefit cost during fiscal year 2019.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 94% of consolidated plan assets and 82% of consolidated PBO at March 31, 2018, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted–average target pension asset allocation and target ranges at the March 31, 2018 measurement date and the actual asset allocations at the March 31, 2018 and 2017 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2018	2017
Equity securities	29.0%	19%	-	39%	27.4%	31.9%
Fixed income securities (1)	66.0%	56%	-	76%	65.9%	61.7%
Alternative investments	5.0%	0%	-	10%	6.7%	6.4%
Total	100.0%				100.0%	100.0%

(1)	Actual amounts include high yield securities and cash balances held for the payment of benefits.
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company expects to make contributions of approximately $15.3 million to its defined benefit pension plans in fiscal year 2019, including $6.0 million to its ERISA-regulated U.S. plan and $9.3 million to its non-ERISA regulated and other plans.
Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2019	$22,601	$2,819
2020	16,117	2,726
2021	17,622	2,639
2022	17,235	2,536
2023	17,497	2,458
2024 - 2028	91,433	10,971

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

Fair values of the assets of the Company’s pension plans as of March 31, 2018 and 2017, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Equity securities	$58,667	$—	$—	$58,667
Fixed income securities (1)	142,329	10,836	3,550	156,715
Alternative investments	—	—	14,186	14,186
Total investments	$200,996	$10,836	$17,736	$229,568

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Equity securities	$65,637	$—	$—	$65,637
Fixed income securities (1)	128,214	10,134	3,072	141,420
Alternative investments	—	—	13,094	13,094
Total investments	$193,851	$10,134	$16,166	$220,151

(1)	Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $2.3 million for fiscal year 2018, $2.6 million for fiscal year 2017, and $2.4 million for fiscal year 2016.
NOTE 11.   COMMON AND PREFERRED STOCK
Common Stock
At March 31, 2018, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 24,930,725 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them.
Preferred Stock
Authorized and Outstanding Shares
The Company is also authorized to issue up to 5,000,000 shares of preferred stock, 500,000 shares of which are reserved for Series A Junior Participating Preferred Stock and 220,000 of which were reserved for Series B 6.75% Convertible Perpetual Preferred Stock. No Series A Junior Participating Preferred Stock has been issued. In 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock were issued under this authorization. As discussed below, all of those shares were converted during fiscal year 2017, and none were outstanding at March 31, 2018.
Conversion of Series B 6.75% Convertible Perpetual Preferred Stock
In December 2016, holders of 111,072 shares of the Series B 6.75% Convertible Perpetual Preferred Stock voluntarily exercised their conversion rights under the original issuance terms of the preferred shares. The Company chose to satisfy the full conversion obligation for those preferred shares with shares of its common stock, issuing 2,487,118 common shares at the applicable conversion rate in exchange for the preferred shares tendered. The consolidated balance sheet at March 31, 2017 reflected a non-cash reclassification of $107.6 million from preferred stock to common stock to reflect the conversion of those preferred shares.

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
Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s capital stock (common and preferred stock). Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2016 through 2018. The current program, which replaced an expiring program, was authorized and became effective on November 7, 2017. It authorizes the purchase of up to $100 million of the Company's outstanding common stock and expires on the earlier of November 15, 2019, or when the funds authorized for the program have been exhausted. At March 31, 2018, $91 million of the authorization remained available for share repurchases under the current program.
There were no share repurchases for the fiscal years ended March 31, 2017 and 2016. Repurchases of common stock under the programs for the fiscal year ended March 31, 2018 were as follows:

Fiscal Year Ended March 31, 2018
Number of shares repurchased	403,624
Cost of shares repurchased (in thousands of dollars)	$21,610
Weighted-average cost per share	$53.54

NOTE 12.   EXECUTIVE STOCK PLANS AND STOCK-BASED COMPENSATION
Executive Stock Plans
The Company’s shareholders have approved executive stock plans under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. Currently, grants are outstanding under the 1997 Executive Stock Plan, the 2002 Executive Stock Plan, the 2007 Stock Incentive Plan, and the 2017 Stock Incentive Plan. Together, these plans are referred to in this disclosure as the “Plans.” Up to 1,000,000 shares may be issued under the 2017 Stock Incentive Plan, with no specific share limit for any of the award types. New awards may no longer be issued under the 1997, 2002, and 2007 Plans.
The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Executive Compensation, Nominating, and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. In recent years, the Compensation Committee has awarded only grants of RSUs and PSAs. All stock options granted in previous years were either exercised or had expired before fiscal year 2016, and all SARs were either exercised or had expired by the end of fiscal year 2017. Outside directors automatically receive restricted stock units following each annual meeting of shareholders.

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
SARs
The following tables summarize the Company’s SAR activity and related information for fiscal years 2016 and 2017:

	Shares	Weighted-Average Exercise Price
Fiscal Year Ended March 31, 2016:
Outstanding at beginning of year	169,601	$59.82
Exercised	(6,200)	51.32
Cancelled/expired	(11,200)	62.66
Outstanding at end of year	152,201	59.96

Fiscal Year Ended March 31, 2017:
Exercised	(135,334)	61.72
Cancelled/expired	(16,867)	45.82
Outstanding at end of year	—	$—

	Fiscal Year Ended March 31,
	2017	2016
Total intrinsic value of awards exercised	$555	$26
Total fair value of awards vested	$—	$—
Intrinsic value in the above table is based on the difference between the market price of the underlying shares at the exercise date and the exercise price of the SARs.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs
The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2016 through 2018:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2016:
Unvested at beginning of year	264,397	$48.10	48,100	$42.33	153,475	$45.58
Granted	80,932	51.62	—	—	86,212	45.06
Vested	(42,384)	41.64	—	—	(85,387)	38.14
Unvested at end of year	302,945	49.95	48,100	42.33	154,300	48.13

Fiscal Year Ended March 31, 2017:
Granted	74,776	55.27	—	—	58,805	49.17
Vested	(51,544)	44.57	(17,900)	42.26	(52,230)	53.56
Forfeited	(539)	55.63	—	—	(525)	49.17
Unvested at end of year	325,638	52.01	30,200	42.37	160,350	46.86

Fiscal Year Ended March 31, 2018:
Granted	72,032	64.13	—	—	39,100	60.37
Vested	(60,751)	45.51	—	—	(41,667)	46.41
Forfeited	—	—	—	—	(6,783)	46.41
Unvested at end of year	336,919	$55.77	30,200	$42.37	151,000	$50.50
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
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2018, 2017, and 2016, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Total stock-based compensation expense	$7,610	$6,475	$5,206
Income tax benefit recorded on stock-based compensation expense	$2,397	$2,266	$1,822
At March 31, 2018, the Company had $5.6 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.1 years.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries where it operates. Contracts in most countries cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2018, the Company had contracts to purchase approximately $644 million of tobacco to be delivered during the coming fiscal year and $114 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by short-term advances to farmers and other suppliers, which totaled approximately $123 million, net of allowances, at March 31, 2018. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. As noted above and discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $52 million at March 31, 2018.
Guarantees and Other Contingent Liabilities
Guarantees of Bank Loans and Other Contingent Liabilities
Guarantees of bank loans to growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at March 31, 2018, all of which expire within one year. As noted above, the subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at March 31, 2018, was the face amount, $20 million including unpaid accrued interest ($17 million as of March 31, 2017). The fair value of the guarantees was a liability of approximately $1 million at March 31, 2018 ($1 million at March 31, 2017). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $2 million at March 31, 2018, primarily under outstanding letters of credit.
Value-Added Tax Assessments in Brazil
As discussed in Note 1, the Company's local operating subsidiaries pay significant amounts of value-added tax ("VAT") in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company's operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from the tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary's VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $14 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $17 million. These amounts are based on the exchange rate for the Brazilian currency at March 31, 2018. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary's positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of March 31, 2018, a portion of the subsidiary's arguments had been accepted, and the outstanding assessment had been reduced, although interest on the remaining assessment has continued to accumulate. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $15 million at the March 31, 2018 exchange rate. The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $15 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2018.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary's tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $5 million at the March 31, 2018 exchange rate, reflecting a substantial reduction from the original $17 million assessment. Notwithstanding the reduction, management and outside counsel continue to

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believe that the new assessment is not supported by the underlying statutes and relevant case law and have taken the necessary steps to challenge the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $5 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2018.
In both states, the process for reaching a final resolution to the assessments is expected to be lengthy, and management is not currently able to predict when either case will be concluded. Should the subsidiary ultimately be required to pay any tax, interest, or penalties in either case, the portion paid for tax would generate value-added tax credits that the subsidiary may be able to recover.
Tanzania Fair Competition Commission Proceeding
In June 2012, the Company’s Tanzanian subsidiary, Tanzania Leaf Tobacco Company Ltd. (“TLTC”), entered into a two crop-year supply agreement for unprocessed “green” tobacco with a newly-formed Tanzanian subsidiary of one of the Company’s major customers. The agreement involved green tobacco purchases from four of the approximately 400 grower cooperatives in Tanzania, which allowed the customer and its Tanzanian subsidiary on a small test basis to evaluate whether it would be a viable alternative for the customer to establish its own vertically integrated supply operations in that market. Prior to that time, the customer’s subsidiary did not exist, and it only purchased processed Tanzanian tobacco from tobacco dealers in specified amounts and only for certain grades and stalk positions. In contrast, the agreement with TLTC required the customer’s subsidiary to purchase green tobacco on a “run of crop” basis. “Run of crop” requires the purchase of all green tobacco produced on the tobacco plant, regardless of grade or stalk position. The agreement, therefore, enabled the customer’s subsidiary on a small test basis to evaluate the quality of green tobacco purchased on a “run of crop” basis and to assess how such tobacco would be suited to the customer's tobacco requirements. The customer unilaterally elected to establish its own vertically integrated supply operations in Tanzania after the expiration of the agreement, and its subsidiary began purchasing green tobacco directly from Tanzanian grower cooperatives during the second crop year thereafter.
Despite the pro-competitive object and effect of the agreement between TLTC and the customer’s subsidiary, in October 2016, the Tanzania Fair Competition Commission (“FCC”) notified TLTC and the customer’s subsidiary that it reviewed the agreement and provisionally concluded that it infringed Tanzania antitrust law by having the object and effect of preventing competition in the purchase of unprocessed green tobacco in the area in which the four grower cooperatives were located. The FCC also provisionally concluded that the Company’s U.S. subsidiary, Universal Leaf Tobacco Company, Inc. (“ULT”), and additional subsidiaries of the customer, were jointly and severally liable for the actions of TLTC and the customer’s Tanzanian subsidiary, respectively. TLTC and ULT submitted a written response contesting the FCC’s allegations, and on February 27, 2018, the FCC issued its decision to TLTC and ULT which confirmed its initial conclusion that the agreement infringed Tanzanian antitrust law. In its decision, the FCC concluded incorrectly that the parties to the agreement unfairly benefited in the amount of $105 thousand. The FCC arbitrarily assessed a fine jointly against TLTC and ULT of approximately $197 million and a fine jointly against the customer’s Tanzanian subsidiary and another subsidiary of the customer exceeding $1 billion.
TLTC and ULT have worked closely with expert legal advisors and economists on this matter. Based on these engagements and consultations, the Company firmly believes the FCC’s allegations are frivolous and clearly without merit or support from the facts, law or economic analysis. The Company further believes the FCC’s proceedings were rife with irregularities and did not comply with applicable legal and regulatory procedures with respect to this matter, including failing to establish jurisdiction over ULT or to offer a legal justification for including ULT in the proceeding. To the contrary, the Company believes the facts, law and economic analysis clearly support the legality and pro-competitive nature of the agreement and support a proper conclusion that there was no infringement of Tanzania antitrust law, and the agreement had no negative impact on the Tanzania tobacco market. The Company further believes the FCC’s proposed fine is ludicrous, unwarranted and contrary to Tanzania law. TLTC and ULT immediately appealed the FCC findings to the Tanzania Fair Competition Tribunal, which immediately stayed the execution of any FCC fines. The Company is unable to predict how long the appeal process will take; however, the Company believes it could last several years. At this time, the Company believes that the likelihood of incurring any material liability in this matter is remote, and no amount has been recorded.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company's six largest customers are Altria Group, Inc, British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International, Inc. In the aggregate, these customers have accounted for approximately 70% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2018, 2017, and 2016, revenue from Philip Morris International, Inc. was approximately $520 million, $590 million, and $640 million, respectively. For the same periods, Imperial Brands plc accounted for revenue of approximately $270 million, $230 million, and $210 million, respectively, and British American Tobacco plc accounted for revenue of approximately $230 million, $220 million, and $230 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
Accounts Receivable
The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $2 million and $4 million at March 31, 2018 and 2017, respectively. At March 31, 2018 and 2017, net accounts receivable by reportable operating segment were as follows:

	March 31,
	2018	2017
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$44,726	$111,520
Other Regions	296,213	294,799
Subtotal	340,939	406,319
Other Tobacco Operations	36,180	32,969
Consolidated accounts receivable, net	$377,119	$439,288
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
NOTE 14.   OPERATING SEGMENTS
Universal’s operations involve selecting, procuring, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes and/or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. Some of these tobacco types are also increasingly used in the manufacture of non-combustible tobacco products that are intended to provide consumers with an alternative to traditional combustible products. A substantial portion of the Company’s revenues are derived from sales to a limited number of large, multinational cigarette manufacturers.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal approach used by management to evaluate the Company’s performance is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Oriental tobacco operations consist principally of a 49% interest in an affiliate, and the performance of those operations is evaluated based on the Company’s equity in the pretax earnings of that affiliate. Under this structure, the Company has the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers. The Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and the Oriental business supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services includes the Company's laboratory services business, which provides physical and chemical product testing and smoke testing for customers, its food ingredients business, and its liquid nicotine joint venture.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of, or for, the fiscal years ended March 31, 2018, 2017, and 2016, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2018	2017	2016	2018	2017	2016
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$308,691	$416,438	$361,827	$23,220	$35,151	$31,147
Other Regions (1)	1,482,188	1,422,991	1,538,971	147,263	143,349	143,596
Subtotal	1,790,879	1,839,429	1,900,798	170,483	178,500	174,743
Other Tobacco Operations (2)	243,068	231,789	219,575	10,129	9,984	11,325
Segment total	2,033,947	2,071,218	2,120,373	180,612	188,484	186,068
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)				(9,125)	(5,774)	(5,422)
Restructuring and impairment costs (4)				—	(4,359)	(2,389)
Add: Other income (5)				—	—	3,390
Consolidated total	$2,033,947	$2,071,218	$2,120,373	$171,487	$178,351	$181,647

	Segment Assets			Goodwill
	March 31,			March 31,
	2018	2017	2016	2018	2017	2016
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$368,672	$357,406	$364,003	$—	$—	$—
Other Regions (1)	1,460,961	1,465,109	1,548,517	97,094	97,159	97,318
Subtotal	1,829,633	1,822,515	1,912,520	97,094	97,159	97,318
Other Tobacco Operations (2)	338,999	300,890	318,657	1,713	1,644	1,713
Segment and consolidated totals	$2,168,632	$2,123,405	$2,231,177	$98,807	$98,803	$99,031

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2018	2017	2016	2018	2017	2016
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$4,772	$4,626	$4,314	$3,316	$4,202	$2,282
Other Regions (1)	24,547	26,106	29,187	21,820	21,619	25,122
Subtotal	29,319	30,732	33,501	25,136	25,821	27,404
Other Tobacco Operations (2)	5,574	5,238	4,143	8,901	9,809	19,749
Segment and consolidated totals	$34,893	$35,970	$37,644	$34,037	$35,630	$47,153

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Oriental, and Special Services, as well as intercompany eliminations. Sales and other operating revenues, goodwill, depreciation and amortization, and capital expenditures include limited amounts or no amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings of the unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $89.3 million, $78.1 million, and $81.8 million, at March 31, 2018, 2017, and 2016, respectively.

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data as of, or for, the fiscal years ended March 31, 2018, 2017, and 2016, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2018	2017	2016
Belgium	$339,391	$320,735	$371,580
United States	249,281	320,731	275,147
China	120,859	137,855	135,032
Germany	114,386	123,649	155,180
Poland	110,445	94,681	85,057
Russia	49,619	84,784	109,559
Netherlands	45,698	91,266	121,767
All other countries	1,004,268	897,517	867,051
Consolidated total	$2,033,947	$2,071,218	$2,120,373

	Long-Lived Assets
	March 31,
	2018	2017	2016
United States	$88,196	$85,145	$84,072
Brazil	141,087	134,074	133,727
Mozambique	47,800	50,311	53,069
All other countries	145,638	146,698	154,090
Consolidated total	$422,721	$416,228	$424,958

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2018, 2017, and 2016:

	Fiscal Year Ended March 31,
(in thousands of dollars)	2018	2017	2016
Foreign currency translation:
Balance at beginning of year	$(33,138)	$(26,992)	$(31,138)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(5,806), $3,715, and $(2,119))	14,162	(6,899)	3,934
Less: Net loss on foreign currency translation attributable to noncontrolling interests	372	753	212
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	14,534	(6,146)	4,146
Other changes:
Reclassification to retained earnings(5)	(5,338)	—	—
Balance at end of year	$(23,942)	$(33,138)	$(26,992)

Foreign currency hedge:
Balance at beginning of year	$(258)	$675	$(1,834)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(944), $991, and $(1,060))	1,416	(1,841)	1,969
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $827, $(489), and $(291))(1)	(1,193)	908	540
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	223	(933)	2,509
Balance at end of year	$(35)	$(258)	$675

Interest rate hedge:
Balance at beginning of year	$1,398	$(6,997)	$(1,982)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(1,182), $(3,150), and $4,489)	3,687	5,849	(8,335)
Reclassification of net loss to earnings (net of tax benefit of $(433), $(1,370), and $(1,787))(2)	811	2,546	3,320
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	4,498	8,395	(5,015)
Other changes:
Reclassification to retained earnings(5)	632	—	—
Balance at end of year	$6,528	$1,398	$(6,997)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(37,561)	$(39,036)	$(40,040)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) arising during the year (net of tax (expense) benefit of $(527), $751, and $1,035)(3)	295	(1,395)	(1,921)
Amortization included in earnings (net of tax benefit of $(933), $(1,546), and $(1,576))(4)	2,318	2,870	2,925
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	2,613	1,475	1,004
Other changes:
Reclassification to retained earnings(5)	(7,667)	—	—
Balance at end of year	$(42,615)	$(37,561)	$(39,036)

Total accumulated other comprehensive income (loss) at end of year	$(60,064)	$(69,559)	$(72,350)

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
(5) In the fourth quarter of fiscal year 2018, the Company adopted FASB Accounting Standards Update 2018-02, which addressed the disproportionate income tax effects on pretax amounts recorded in accumulated other comprehensive income (loss) arising from the enactment of the Tax Cuts and Jobs Act of 2017. With the adoption of ASU 2018-02, the disproportionate tax effects were reclassified to retained earnings, and the resulting tax effects remaining in accumulated other comprehensive income (loss) are reflective of the rates which those amounts will ultimately be taxed.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.   UNAUDITED QUARTERLY FINANCIAL DATA
Unaudited quarterly financial data for the fiscal years ended March 31, 2018 and 2017 is provided in the table below. Due to the seasonal nature of the Company's business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2018
Operating Results:
Sales and other operating revenues	$284,622	$488,248	$653,581	$607,496
Gross profit	53,857	93,076	108,518	116,497
Net income	3,321	28,306	50,219	34,322
Net income attributable to Universal Corporation	3,577	26,167	45,400	30,518
Earnings per common share:
Basic	0.14	1.03	1.80	1.21
Diluted	0.14	1.02	1.78	1.20
Cash Dividends Declared:
Per share of common stock	0.54	0.54	0.55	0.55
Market Price Range of Common Stock:
High	75.70	65.90	60.45	53.85
Low	63.15	55.00	52.05	45.95

Fiscal Year Ended March 31, 2017
Operating Results:
Sales and other operating revenues	$295,475	$456,942	$668,771	$650,030
Gross profit	52,197	87,844	135,453	119,185
Net income (loss)	(7,504)	26,498	57,062	36,450
Net income (loss) attributable to Universal Corporation	(5,476)	25,264	53,647	32,869
Earnings (loss) available to Universal Corporation common shareholders after dividends on convertible perpetual preferred stock	(9,163)	21,577	49,960	(41,484)
Earnings (loss) per share attributable to Universal Corporation common shareholders:
Basic	(0.40)	0.95	2.17	(1.64)
Diluted	(0.40)	0.90	1.92	(1.64)
Cash Dividends Declared:
Per share of convertible perpetual preferred stock	16.88	16.87	16.88	—
Per share of common stock	0.53	0.53	0.54	0.54
Market Price Range of Common Stock:
High	57.75	61.69	64.20	83.35
Low	52.26	55.29	52.40	63.30

Note:
Earnings (loss) per share amounts for each fiscal year may not equal the total of the four quarterly amounts due to differences in weighted-average outstanding shares for the respective periods and to the fact that the Company’s convertible perpetual preferred stock was antidilutive for some periods in fiscal year 2017.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results were as follows:
Fiscal Year Ended March 31, 2018

•
Third Quarter – Net income attributable to Universal Corporation included a $10.5 million reduction of income tax expense from the initial provisional accounting for the enactment of the Tax Cuts and Jobs Act in December 2017, which increased diluted earnings per share for the quarter by $0.41.

•
Fourth Quarter – Net income attributable to Universal Corporation included a $6.0 million adjustment to the initial provisional accounting for the enactment of the Tax Cuts and Jobs Act, which lowered the net reduction in income tax expense recorded in the third quarter from $10.5 million to $4.5 million and reduced diluted earnings per share for the quarter by $0.24.

Fiscal Year Ended March 31, 2017

•
Second Quarter – Results included restructuring and impairment costs totaling $3.7 million, primarily related to the Company's decision to close its tobacco processing facility in Hungary. The Company is now processing tobaccos sourced from Hungary in its factories in Italy. The costs incurred for the change in operations in Hungary included statutory employee termination benefits and impairment charges related to certain property and equipment. Those costs reduced net income attributable to Universal Corporation by $2.4 million and diluted earnings per share by $0.09.

•
Fourth Quarter – The conversion of 107,418 shares of the Company's Series B 6.75% Convertible Perpetual Preferred Stock for cash resulted in a one-time reduction of retained earnings of approximately $74.4 million during the quarter ending March 31, 2018, representing the excess of the conversion cost over the carrying value of those preferred shares. The reduction in retained earnings resulted in a corresponding one-time reduction of earnings available to common shareholders for purposes of determining the amounts reported for basic and diluted earnings per share for those periods. The reduction in earnings available to common shareholders decreased diluted earnings per share for the quarter by $2.90.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Universal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Corporation (the Company) as of March 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 25, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1971.
Richmond, Virginia
May 25, 2018

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of Universal Corporation

Opinion on Internal Control over Financial Reporting

We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Universal Corporation, (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 25, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Richmond, Virginia
May 25, 2018

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2018, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.

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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2018.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2018. Their report on this audit appears on page 86 of this Annual Report.
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

Item 9B. Other Information
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2018 Proxy Statement.
The following are executive officers of the Company as of May 25, 2018:

Name and Age	Position	Business Experience During Past The Five Years
G. C. Freeman, III (54)	Chairman, President, and Chief Executive Officer
Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.

A. L. Hentschke (48)	Senior Vice President and Chief Operating Officer
Mr. Hentschke was elected Senior Vice President and Chief Operating Officer in April 2015. From January 2013 to April 2015, he served as Executive Vice President of Universal Leaf Tobacco Company, Incorporated ("Universal Leaf"). From November 2009 to January 2013, Mr. Hentschke served as President and Chief Executive Officer of Universal Leaf Tabacos, Limitada, the Company's operating subsidiary in Brazil. He has been employed with the Company and its affiliates since 1991.

D. C. Moore (62)	Senior Vice President and Chief Financial Officer
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

T. G. Broome (64)	Executive Vice President and Sales Director, Universal Leaf Tobacco Company, Inc.
Mr. Broome was elected Executive Vice President and Sales Director, Universal Leaf, in October 2012. From April 2011 through October 2012, Mr. Broome served as Executive Vice President. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.

P. D. Wigner (49)	Vice President, General Counsel and Secretary
Mr. Wigner was elected Vice President in August 2007, and General Counsel and Secretary in November 2005 and also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.

J.C. Kroner (50)	Senior Vice President
Mr. Kroner was elected Senior Vice President in February 2018. He has served as Senior Vice President of Universal Leaf from September 2014 to the present, and Vice President from October 2011 to September 2014. He has been employed with the Company since July 1993.

J. A. Huffman (56)	Senior Vice President, Information and Planning, Universal Leaf Tobacco Company, Inc.
Mr. Huffman was elected Senior Vice President, Information and Planning, Universal Leaf, in August 2007. From September 2003 to August 2007, Mr. Huffman served as Senior Vice President. From September 2002 to September 2003, Mr. Huffman served as Vice President and Controller. He has been employed with the Company since 1996.

C. H. Claiborne (57)	Vice President and Assistant Secretary
Mrs. Claiborne was elected Vice President and Assistant Secretary in February 2018. She served as Assistant Secretary from 2001 to February 2018. From October 2004 to February 2018, Mrs. Claiborne served as Vice President, Associate General Counsel and Secretary of Universal Leaf. She has been employed with the Company since December 1999.

Name and Age	Position	Business Experience During Past The Five Years
C. C. Formacek (58)	Vice President and Treasurer
Ms. Formacek was elected Vice President and Treasurer effective April 2012. Ms. Formacek served as Treasurer of Universal Leaf from April 2011 through March 2012. She joined the Company in September 2009 and served as Assistant Treasurer of Universal Leaf from that time through March 2011.

R. M. Peebles (60)	Vice President and Controller	Mr. Peebles was elected Vice President and Controller in April 2011. Mr. Peebles joined the Company in September 2003 and served as Controller from that time through March 2011.
There are no family relationships between any of the above officers
The Company has a Code of Conduct that includes the NYSE requirements for a “Code of Business Conduct and Ethics” and the SEC requirements for a “Code of Ethics for Senior Financial Officers.” The Code of Conduct is applicable to all officers, employees, and outside directors of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available through the “Corporate Governance-Overview” section of the Company’s website at www.universalcorp.com. If the Company amends a provision of the Code of Conduct, or grants a waiver from any such provision to a director or executive officer, the Company will disclose such amendments and the details of such waivers on the Company’s website www.universalcorp.com to the extent required by the SEC or the NYSE.
The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2018 Proxy Statement and such information is incorporated by reference herein.

Item 11.   Executive Compensation
Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2018 Proxy Statement, which information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Stock Ownership” in the Company’s 2018 Proxy Statement, which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2018 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2018 Proxy Statement and such information is incorporated by reference herein.

Item 14.   Principal Accounting Fees and Services
Refer to the captions “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2018 Proxy Statement, which information is incorporated herein by reference.

PART IV
 Item 15.   Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report:

1.	Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2018, 2017, and 2016
Consolidated Balance Sheets at March 31, 2018 and 2017
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2018, 2017, and 2016
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2018, 2017, and 2016
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

Item 16.   Form 10-K Summary

None.

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2018, 2017, and 2016

Description	Balance at Beginning of Year	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
(in thousands of dollars)

Fiscal Year Ended March 31, 2016:
Allowance for doubtful accounts (deducted from accounts receivable)	$5,482	$6,970	$—	$(3,353)	$9,099

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	34,673	815	—	(6,623)	28,865

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	23,218	1,755	—	(6,221)	18,752

Fiscal Year Ended March 31, 2017:
Allowance for doubtful accounts (deducted from accounts receivable)	$9,099	$(5,071)	$—	$(81)	$3,947

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	28,865	(857)	—	(934)	27,074

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	18,752	(3,392)	—	(2,808)	12,552

Fiscal Year Ended March 31, 2018:
Allowance for doubtful accounts (deducted from accounts receivable)	$3,947	$(2,006)	$—	$(158)	$1,783

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	27,074	3,730	—	(9,084)	21,720

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	12,552	1,732	—	395	14,679

(1)	Includes direct write-offs of assets and currency remeasurement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION
May 25, 2018
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 25, 2018
George C. Freeman, III	(Principal Executive Officer)

/s/ DAVID C. MOORE	Senior Vice President and Chief Financial Officer	May 25, 2018
David C. Moore	(Principal Financial Officer)

/s/ ROBERT M. PEEBLES	Vice President and Controller	May 25, 2018
Robert M. Peebles	(Principal Accounting Officer)

/s/ JOHN B. ADAMS, JR.	Director	May 25, 2018
John B. Adams, Jr.

/s/ DIANA F. CANTOR	Director	May 25, 2018
Diana F. Cantor

/s/ LENNART R. FREEMAN	Director	May 25, 2018
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 25, 2018
Thomas H. Johnson

/s/ MICHAEL T. LAWTON	Director	May 25, 2018
Michael T. Lawton

/s/ EDDIE N. MOORE, JR.	Director	May 25, 2018
Eddie N. Moore, Jr.

/s/ ROBERT C. SLEDD	Director	May 25, 2018
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

10.15	Universal Corporation Executive Officer Annual Incentive Plan, as amended (incorporated herein by reference to the Registrant's definitive proxy statement filed June 25, 2014, File No. 001-00652).

10.16	Universal Corporation 2017 Stock Incentive Plan (incorporated herein by reference to the Registrant's definitive proxy statement filed June 26, 2017 (File No. 001-00652).

10.17
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

10.22
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

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.*

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Annual Report on Form 10-K for the fiscal year ended March 31, 2018, furnished in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for each of the three years ended March 31, 2018, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for each of the three years ended March 31, 2018, 2017 and 2016, (iii) the Consolidated Balance Sheets at March 31, 2018 and 2017, (iv) the Consolidated Statement of Cash Flows for each of the three years ended March 31, 2018, 2017 and 2016, (v) the Consolidated Statement of Shareholders’ Equity for each of the three years ended March 31, 2018, 2017 and 2016, (vi) the Notes to Consolidated Financial Statements, and (vii) Schedule II - Valuation and Qualifying Accounts.

_________
*    Filed herewith.