Form 10-Q
period 2018-06-30
UNIVERSAL CORP /VA/
filed 2018-08-07
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2018, the total number of shares of common stock outstanding was 24,957,418.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2018	2017
	(Unaudited)
Sales and other operating revenues	$379,719	$284,622
Costs and expenses
Cost of goods sold	307,498	230,765
Selling, general and administrative expenses	63,852	47,480
Operating income	8,369	6,377
Equity in pretax earnings (loss) of unconsolidated affiliates	539	(435)
Other non-operating income (expense)	190	178
Interest income	512	670
Interest expense	3,949	3,932
Income before income taxes and other items	5,661	2,858
Income taxes	(5,399)	(463)
Net income	11,060	3,321
Less: net loss attributable to noncontrolling interests in subsidiaries	2,119	256
Net income attributable to Universal Corporation	$13,179	$3,577

Earnings per share:
Basic	$0.53	$0.14
Diluted	$0.52	$0.14

Weighted average common shares outstanding:
Basic	25,064,420	25,407,293
Diluted	25,284,700	25,632,157

Total comprehensive income (loss), net of income taxes	$(2,477)	$9,109
Less: comprehensive loss attributable to noncontrolling interests, net of income taxes	2,278	304
Comprehensive income (loss) attributable to Universal Corporation, net of income taxes	$(199)	$9,413

Dividends declared per common share	$0.75	$0.54

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2018	2017	2018
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,008	$128,605	$234,128
Accounts receivable, net	247,812	209,321	377,119
Advances to suppliers, net	70,731	58,218	122,786
Accounts receivable—unconsolidated affiliates	101,483	62,239	2,040
Inventories—at lower of cost or net realizable value:
Tobacco	947,520	917,945	679,428
Other	73,358	74,628	69,301
Prepaid income taxes	20,242	16,523	16,032
Other current assets	71,511	71,823	88,209
Total current assets	1,598,665	1,539,302	1,589,043

Property, plant and equipment
Land	23,041	22,787	23,180
Buildings	268,789	267,740	271,757
Machinery and equipment	636,425	606,473	634,660
	928,255	897,000	929,597
Less accumulated depreciation	(604,765)	(580,927)	(605,803)
	323,490	316,073	323,794
Other assets
Goodwill and other intangibles	98,892	99,023	98,927
Investments in unconsolidated affiliates	83,327	82,645	89,302
Deferred income taxes	19,162	25,451	17,118
Other noncurrent assets	45,632	42,494	50,448
	247,013	249,613	255,795

Total assets	$2,169,168	$2,104,988	$2,168,632

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2018	2017	2018
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$73,291	$45,064	$45,421
Accounts payable and accrued expenses	199,214	189,676	163,763
Accounts payable—unconsolidated affiliates	—	869	16,072
Customer advances and deposits	3,414	1,841	7,021
Accrued compensation	20,969	19,404	27,886
Income taxes payable	6,813	2,132	7,557
Current portion of long-term debt	—	—	—
Total current liabilities	303,701	258,986	267,720

Long-term debt	369,174	368,821	369,086
Pensions and other postretirement benefits	60,360	77,312	64,843
Other long-term liabilities	45,628	31,189	45,955
Deferred income taxes	28,033	46,836	35,726
Total liabilities	806,896	783,144	783,330

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,957,418 shares issued and outstanding (25,325,595 at June 30, 2017, and 24,930,725 at March 31, 2018)	322,889	321,215	321,559
Retained earnings	1,072,230	1,024,567	1,080,934
Accumulated other comprehensive loss	(73,442)	(63,723)	(60,064)
Total Universal Corporation shareholders' equity	1,321,677	1,282,059	1,342,429
Noncontrolling interests in subsidiaries	40,595	39,785	42,873
Total shareholders' equity	1,362,272	1,321,844	1,385,302

Total liabilities and shareholders' equity	$2,169,168	$2,104,988	$2,168,632

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,060	$3,321
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	8,645	8,818
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(797)	1,290
Foreign currency remeasurement (gain) loss, net	(943)	(5,917)
Other, net	(6,928)	(1,944)
Changes in operating assets and liabilities, net	(179,366)	(122,647)
Net cash used by operating activities	(168,329)	(117,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,018)	(6,356)
Proceeds from sale of property, plant and equipment	589	206
Net cash used by investing activities	(10,429)	(6,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	28,978	(16,058)
Repurchase of common stock	(1,443)	—
Dividends paid on common stock	(13,712)	(13,649)
Other	(2,656)	(2,827)
Net cash provided (used) by financing activities	11,167	(32,534)

Effect of exchange rate changes on cash	(529)	375
Net decrease in cash and cash equivalents	(168,120)	(155,388)
Cash and cash equivalents at beginning of year	234,128	283,993

Cash and cash equivalents at end of period	$66,008	$128,605

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the leading global leaf tobacco supplier. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” and all related supplemental amendments (“ASU 2014-09”) effective April 1, 2018, the beginning of the current fiscal year. ASU 2014-09 superseded substantially all of the current revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”), and was developed under a joint project with the International Accounting Standards Board (“IASB”) to improve and converge the existing revenue recognition accounting guidance in U.S. GAAP and International Accounting Standards.  Under ASU 2014-09, the central underlying principle is to recognize revenues when promised goods or services are transferred to customers at an amount determined by the consideration a company expects to receive for those goods or services.  The guidance outlines a five-step process for determining the amount and timing of revenue to be recognized from those arrangements.  ASU 2014-09 and the supplemental amendments were codified into the U.S. GAAP hierarchy in Section 606 of the FASB Accounting Standards Codification (“ASC 606”).  The Company's implementation process for ASU 2014-09 included a comprehensive assessment of its contractual arrangements with customers that involved classifying those arrangements by specific revenue streams, documenting the relevant terms and conditions of the contracts, and determining the appropriate revenue recognition for those contracts under the new guidance. Through this process, the Company determined in all cases that revenue recognition under the new guidance based on the transfer of its goods and services to customers was substantially the same as under the prior guidance. Accordingly, the adoption of ASU 2014-09 had no impact on the amount and timing of revenue recognized, and no adjustment for the cumulative effect of implementing the new guidance was required under the modified retrospective transition adoption method selected by the Company. The disclosures required for revenue recognition under the new guidance are provided in Note 3.

The Company adopted FASB Accounting Standards Update No. 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASU 2017-07") effective April 1, 2018. ASU 2017-07 requires that an employer report the service cost component of pension or other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. With the adoption of ASU 2017-07, the service cost component of net periodic benefits cost continues to be reported in selling, general and administrative expenses in the consolidated statements of income, or in cost of goods sold for the portion that is recorded as a component of the cost of inventory sold or services provided to customers. The other components of net benefit cost, which include interest cost, expected return on plan assets, and the net amortization and deferral of actuarial gains and losses, are included in other non-operating income (expense) in the consolidated statements of income. The financial statement presentation for comparative prior periods has been reclassified accordingly using amounts previously disclosed for net periodic benefit cost as a practical expedient. The components of net periodic benefit cost and other disclosures related to the Company's pension and other postretirement benefit plans are provided in Note 9.

The Company also adopted FASB Accounting Standards Update No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") effective April 1, 2018. ASU 2016-15 provides guidance on the disclosure and classification of certain items within the statement of cash flows. The Company adopted ASU 2016-15 using the retrospective approach. The adoption did not have an effect on the Company's consolidated statement of cash flows for the three-month periods ended June 30, 2018 and 2017.

The Company further adopted FASB Accounting Standards Update No. 2016-01, “Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities” ("ASU 2016-01") effective April 1, 2018. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The adoption of ASU 2016-01 did not have a material effect on the Company's financial statements.

Finally, the Company adopted FASB Accounting Standards Update No. 2016-06, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16") effective April 1, 2018. ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales or transfers of assets other than inventory in the income statement as income tax expense in the period the sale or transfer occurs, rather than deferring those tax effects until the asset has been sold to a third-party or otherwise recognized in earnings through depreciation, amortization, or impairment. In prior fiscal reporting periods, various subsidiaries of the Company have sold tobacco processing equipment to other subsidiaries, and the related income effects have been deferred as required under the previous accounting guidance. Under the modified retrospective transition method required by the guidance, upon the adoption of ASU 2016-16, the Company recorded a $1.9 million reduction to retained earnings in the three-month period ended June 30, 2018 for the cumulative effect of recognizing the deferred income tax effects on all prior intercompany sales of equipment as of the date of adoption.

Pronouncements to be Adopted in Future Periods

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and the corresponding right-of-use asset as a leased asset in the balance sheet for the term of the lease. This guidance supersedes Topic 840 “Leases” and is effective for fiscal years beginning after December 15, 2018. The Company will be required to adopt ASU 2016-02 effective April 1, 2019, which is the beginning of its fiscal year ending March 31, 2020. The Company has collected information on its leasing arrangements for all subsidiaries and operating locations and is currently in the process of reviewing the individual lease contracts, selecting and implementing third-party software that will be used to track its leasing arrangements and account for the right-of-use assets and related lease obligations, and evaluating whether it will elect to adopt certain practical expedients for implementation that are provided for under the new guidance. The Company has not yet developed an estimate of the total right-of-use asset and lease obligation balances that will be recorded upon the implementation of ASU 2016-02.

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

NOTE 3.  REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of the Company’s consolidated revenue consists of sales of processed leaf tobacco to customers. The Company also earns revenue from processing leaf tobacco owned by customers and from various other services provided to customers. Payment terms with customers vary depending on customer creditworthiness, product types, services provided, and other factors. Contract durations and payment terms for all revenue categories generally do not exceed one year. Therefore, the Company has applied a practical expedient to not adjust the transaction price for the effects of financing components, as the Company expects that the period from the time the revenue for a transaction is recognized to the time the customer pays for the related good or service transferred will be one year or less. Below is a description of the major revenue generating categories from contracts with customers.

Tobacco Sales

The majority of the Company’s business involves purchasing leaf tobacco from farmers in the origins where it is grown, processing and packaging the tobacco in its factories, and then transferring ownership and control of the tobacco to customers. On a much smaller basis, the Company also sources processed tobacco from third-party suppliers for re-sale to customers. The contracts for tobacco sales with customers create a performance obligation to transfer tobacco to the customer. Transaction prices for the sale of tobaccos are primarily based on negotiated fixed prices, but the Company does have a small number of cost-plus contracts with certain customers. Cost-plus arrangements provide the Company reimbursement of the cost to purchase and process the tobacco, plus a contractually agreed-upon profit margin. The Company utilizes the most likely amount methodology under the accounting guidance to recognize revenue for cost-plus arrangements with customers. Shipping and handling costs under tobacco sales contracts with customers are treated as fulfillment costs and included in the transaction price. Taxes assessed by government authorities on the sale of leaf tobacco products are excluded from the transaction price. At the point in time that the customer obtains control over the tobacco, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.

Processing Revenue

Processing and packing of customer-owned leaf tobacco is a short-duration process. Processing charges are primarily based on negotiated fixed prices. Under normal operating conditions, customer-owned raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour and is then later transported to customer-designated storage facilities. The revenue for these services is recognized when the performance obligation is satisfied, which is generally when processing is completed. The Company’s operating history and contract analyses indicate that customer requirements for processed tobacco are consistently met upon completion of processing.

Other Revenue

From time to time, the Company enters into various arrangements with customers to provide other value-added services that may include blending, chemical and physical testing of tobacco, and service cutting for select manufacturers. These other arrangements are a much smaller portion of the Company’s business, are typically less frequent, and are separate and distinct contractual agreements from the Company’s tobacco sales or processing arrangements with customers. The transaction prices and timing of revenue recognition of these items are determined by the specifics of each contract.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by significant revenue-generating category for the three-month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,
(in thousands of dollars)	2018	2017

Tobacco sales	$345,137	$257,221
Processing revenue	21,707	13,354
Other sales and revenue from contracts with customers	8,126	8,736
Total revenue from contracts with customers	374,970	279,311
Other operating sales and revenues	4,749	5,311
Consolidated sales and other operating revenues	$379,719	$284,622

Other operating sales and revenues consists principally of interest on advances to suppliers and dividend income from unconsolidated affiliates.

NOTE 4.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at June 30, 2018, all of which expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at June 30, 2018, was the face amount, $3 million including unpaid accrued interest ($3 million at June 30, 2017, and $20 million at March 31, 2018). The fair value of the guarantees was a liability of approximately $1 million at June 30, 2018 ($1 million at June 30, 2017, and $1 million at March 31, 2018). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $2 million at June 30, 2018, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $12 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $14 million. Those amounts are based on the exchange rate for the Brazilian currency at June 30, 2018. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of June 30, 2018, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $13 million (at the June 30, 2018 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $13 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2018.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $4 million at the June 30, 2018 exchange rate, reflecting a substantial reduction from the original $14 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $4 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2018.

In both states, the process for reaching a final resolution to the assessments is expected to be lengthy, and management is not currently able to predict when either case will be concluded. Should the subsidiary ultimately be required to pay any tax, interest, or penalties in either case, the portion paid for tax would generate VAT credits that the subsidiary may be able to recover.

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

TLTC and ULT have worked closely with expert legal advisors and economists on this matter. Based on these engagements and consultations, the Company firmly believes the FCC’s allegations are frivolous and clearly without merit or support from the facts, law or economic analysis. The Company further believes the FCC’s proceedings were rife with irregularities and did not comply with applicable legal and regulatory procedures with respect to this matter, including failing to establish jurisdiction over ULT or to offer a legal justification for including ULT in the proceeding. To the contrary, the Company believes the facts, law, and economic analysis clearly support the legality and pro-competitive nature of the agreement and support a proper conclusion that there was no infringement of Tanzania antitrust law, and the agreement had no negative impact on the Tanzania tobacco market. The Company further believes the FCC’s proposed fine is ludicrous, unwarranted, and contrary to Tanzania law. TLTC and ULT immediately appealed the FCC findings to the Tanzania Fair Competition Tribunal, which immediately stayed the execution of any FCC fines. The Company is unable to predict how long the appeal process will take; however, the Company believes it could last several years. At this time, the Company believes that the likelihood of incurring any material liability in this matter is remote, and no amount has been recorded.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $94 million at June 30, 2018, $89 million at June 30, 2017, and $150 million at March 31, 2018. The related valuation allowances totaled $19 million at June 30, 2018, $29 million at June 30, 2017, and $22 million at March 31, 2018, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $0.8 million in the three-month period ended June 30, 2018 and increased by net provisions of $1.3 million in the three-month period ended June 30, 2017. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2018, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $53 million ($56 million at June 30, 2017, and $49 million at March 31, 2018), and the related valuation allowances totaled approximately $16 million ($15 million at June 30, 2017, and $15 million at March 31, 2018). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2018	2017

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$13,179	$3,577

Denominator for basic earnings per share
Weighted average shares outstanding	25,064,420	25,407,293

Basic earnings per share	$0.53	$0.14

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$13,179	$3,577

Denominator for diluted earnings per share:
Weighted average shares outstanding	25,064,420	25,407,293
Effect of dilutive securities
Employee share-based awards	220,280	224,864
Denominator for diluted earnings per share	25,284,700	25,632,157

Diluted earnings per share	$0.52	$0.14
NOTE 6.   INCOME TAXES

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

In December 2017, the Tax Cuts and Jobs Act of 2017 was passed by the United States Congress and signed into law by the President. This new law made significant changes to U.S. income taxation at the federal level for individuals, pass-through entities, and corporations. For corporations, the changes included a reduction in the statutory rate on taxable income from 35% to 21% and a move from a worldwide tax system to a territorial tax system for companies with foreign operations. Under the territorial system, except in limited situations or for limited types of income, earnings from foreign operations are generally no longer subject to U.S. taxation. To accommodate the move from the previous worldwide tax system, the law provides for a one-time transition tax on the undistributed post-1986 earnings of foreign subsidiaries as of either November 2, 2017 or December 31, 2017, whichever undistributed earnings amount is greater. Other provisions of the new law allow for immediate expensing of investments in property, plant, and equipment and impose limitations on the deductibility of interest, executive compensation, and meals and entertainment expense. For tax years beginning after the date of enactment, the new law requires that certain income earned by foreign subsidiaries, referred to in the law as global intangible low-taxed income ("GILTI"), be included in the U.S. taxable income of the parent company. The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred and has not recorded any deferred taxes on temporary book-tax differences related to this income. For the fiscal year ending March 31, 2019, the Company’s U.S. federal statutory tax rate is the 21% rate under the new law. For the fiscal year ended March 31, 2018, the Company's U.S. federal statutory tax rate was 31.5%, reflecting a portion of the year at the 35% rate under the old law and a portion at the 21% rate under the new law. As under the prior tax law, the Company continues to assume repatriation of all undistributed earnings of its consolidated foreign subsidiaries and has therefore provided for expected foreign withholding taxes on the distribution of those earnings where applicable, net of any U.S. tax credit attributable those withholding taxes.

The Company accounted for the effects of the changes in the U.S. tax law in the period in which they were enacted, which was the third quarter of fiscal year 2018. Due to the complexities associated with understanding and applying various aspects of the new law and quantifying or estimating amounts upon which calculations required to account for new law are based, the U.S. Securities and Exchange Commission (“SEC”) recognized that it would be difficult for many companies to complete the determination of all accounting effects of the new law within the available time frame for issuing their financial statements for the period of enactment. As a result, the SEC provided guidance permitting corporations to record and report specific items impacted by the new law on the basis of reasonable estimates where final amounts had not been determined and designate them as provisional amounts, or to continue to account for specific items under the previous law if it was not possible to develop reasonable estimates within the time frame for issuance of the financial statements for the period of enactment. As the accounting for provisional amounts is refined or finalized in subsequent reporting periods, companies are expected to record appropriate adjustments to the initial accounting, removing the provisional designation on an item in the period that the accounting for that item is completed. A measurement period of no more than one year from the date of enactment of the new law is provided under the SEC guidance to complete all such adjustments.

For the three months ended June 30, 2018, the Company reported a net tax benefit on pretax earnings due to a $6.9 million benefit from reversing a portion of the liability previously recorded for dividend withholding taxes on the cumulative retained earnings of a foreign subsidiary. The reversal followed the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary and was attributable to the portion of cumulative retained earnings that the Company expects to distribute prior to the expiration of the holiday. Without the dividend withholding tax reversal, income taxes for the quarter would have been expense of approximately $1.5 million, or a consolidated effective tax rate of approximately 27%. Consolidated income taxes for the period were generally based on the mix of U.S. and foreign earnings at the projected effective tax rates for fiscal year 2019 across all subsidiaries in their respective tax jurisdictions, plus certain incremental U.S. taxes applicable to a portion of the Company’s foreign earnings under the new tax law. The 27% effective tax rate without the dividend withholding tax reversal benefited from several smaller items that were also accounted for as discrete tax benefits in the quarter.

For the three months ended June 30, 2017, the Company also reported a net tax benefit on pretax earnings, determined under the prior U.S. tax law. Income taxes for the period were favorably impacted by several items that were accounted for as discrete tax benefits during the quarter, including a lower effective tax rate on dividend income from unconsolidated operations and excess tax deductions related to stock-based compensation awards that vested during the quarter.  Without the benefit from the discrete items, income taxes for the quarter would have been expense of approximately $1 million, or a consolidated effective tax rate of about 34%.

All components of the Company’s consolidated tax position have been accounted for based on the new tax law, and no specific items are being accounted for under the previous tax law as permitted by the SEC guidance. However, the Company continues to review the primary effects of the new law on its financial statements. In addition, the Company continues to analyze certain aspects of the new law, and future treasury regulations, tax law technical corrections, notices, rulings, and other guidance issued by the government could result in changes or refinements to the amounts currently recorded. These include potential refinements of the amounts by which deferred tax assets and liabilities and the U.S. tax liability for undistributed foreign earnings were adjusted for the effects of the new law, which could be revised based on continuing review of the Company's calculation of the one-time transition tax, including further analysis of the undistributed earnings amounts represented by cash and other specified assets held by its foreign subsidiaries. As a result, those amounts continue to be classified as provisional, and additional adjustments, which could be material, may be recorded in future reporting periods within the allowed one-year measurement period as the final accounting is completed.

NOTE 7.   DERIVATIVES AND HEDGING ACTIVITIES

Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward and option foreign currency exchange contracts. However, the Company’s policy also permits other types of derivative instruments. In addition, foreign currency exchange rate risk is also managed through strategies that do not involve derivative instruments, such as using local borrowings and other approaches to minimize net monetary positions in non-functional currencies. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and comprehensive income and the consolidated balance sheets. In the consolidated statements of cash flows, the cash flows associated with all of these activities are reported in net cash provided by operating activities.

Cash Flow Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2018, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during the first three months of fiscal years 2019 and 2018 was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2018	2017

Tobacco purchases	$59.8	$18.5
Processing costs	16.5	6.8
Total	$76.3	$25.3

The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the three months ended June 30, 2018 primarily reflect variations in the timing of fixed-price orders from customers for their purchases from the respective crop years. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward and option contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward and option contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at June 30, 2018, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2019. Purchases of the 2018 Brazilian crop are expected to be completed by August 2018, and all forward contracts to hedge these purchases will mature and be settled by that time.

During the quarter ended March 31, 2018, the Company elected to early adopt recently-issued changes to the accounting guidance for derivatives and hedging activities (ASU 2017-12) to allow the application of the updated guidance to all forward foreign currency exchange contracts entered to hedge exchange rate risk on the 2018 Brazilian crop purchases. The updated guidance simplifies the designation of those contracts as hedges, as well as the ongoing assessment of hedge effectiveness, but did not otherwise materially impact the Company's accounting for those contracts.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at June 30, 2018 and 2017, and March 31, 2018, were approximately $24.9 million, $15.8 million, and $27.3 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the three-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(in thousands of dollars)	2018	2017

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$1,556	$(1,512)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$291	$(564)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(3,031)	$(1,592)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(25)	$(2)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$(3)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(5,445)	$(563)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward and option foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $3.1 million remained in accumulated other comprehensive loss at June 30, 2018. That balance reflects gains and losses on contracts related to the 2018 crop, less the amount reclassified to earnings related to tobacco sold through June 30, 2018. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2019 as the 2018 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2018 and 2017, and March 31, 2018:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2018	June 30, 2017	March 31, 2018		June 30, 2018	June 30, 2017	March 31, 2018

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$9,527	$1,201	$8,262	Other long-term liabilities	$—	$—	$—

Foreign currency exchange contracts	Other current assets	—	3	19	Accounts payable and accrued expenses	193	479	123
Total		$9,527	$1,204	$8,281		$193	$479	$123

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$10	$623	$341	Accounts payable and accrued expenses	$1,298	$468	$269
Total		$10	$623	$341		$1,298	$468	$269

Substantially all of the Company's forward and option foreign exchange contracts are subject to master netting arrangements whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.

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

At June 30, 2018 and 2017, and at March 31, 2018, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	June 30, 2018
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,700	$—	$—	$—	$1,700
Trading securities associated with deferred compensation plans	—	16,910	—	—	16,910
Interest rate swap agreements	—	—	9,527	—	9,527
Foreign currency exchange contracts	—	—	10	—	10
Total financial assets measured and reported at fair value	$1,700	$16,910	$9,537	$—	$28,147

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,201	$1,201
Foreign currency exchange contracts	—	—	1,491	—	1,491
Total financial liabilities measured and reported at fair value	$—	$—	$1,491	$1,201	$2,692

	June 30, 2017
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$22,209	$—	$—	$—	$22,209
Trading securities associated with deferred compensation plans	—	17,273	—	—	17,273
Interest rate swap agreements	—	—	1,201	—	1,201
Foreign currency exchange contracts	—	—	626	—	626
Total financial assets measured and reported at fair value	$22,209	$17,273	$1,827	$—	$41,309

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,169	$1,169
Foreign currency exchange contracts	—	—	947	—	947
Total financial liabilities measured and reported at fair value	$—	$—	$947	$1,169	$2,116

	March 31, 2018
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$89,767	$—	$—	$—	$89,767
Trading securities associated with deferred compensation plans	—	17,519	—	—	17,519
Interest rate swap agreements	—	—	8,262	—	8,262
Foreign currency exchange contracts	—	—	360	—	360
Total financial assets measured and reported at fair value	$89,767	$17,519	$8,622	$—	$115,908

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$974	$974
Foreign currency exchange contracts	—	—	392	—	392
Total financial liabilities measured and reported at fair value	$—	$—	$392	$974	$1,366

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

Foreign currency exchange contracts

The fair values of forward and option foreign currency exchange contracts are also determined based on dealer quotes using a discounted cash flow model matched to the contractual terms of each instrument. Since inputs to the model are observable and significant judgment is not required in determining the fair values, forward and option foreign currency exchange contracts are classified within Level 2 of the fair value hierarchy.

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2018 and 2017 is provided below.

	Three Months Ended June 30,
(in thousands of dollars)	2018	2017

Balance at beginning of year	$974	$1,177
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	348	—
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	35	28
Change in discount rate and estimated collection period	36	15
Currency remeasurement	(192)	(51)
Balance at end of period	$1,201	$1,169

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates June 30, 2018, June 30, 2017, and March 31, 2018. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2018	2017	2018	2017

Service cost	$1,455	$1,311	$59	$64
Interest cost	2,481	2,434	340	383
Expected return on plan assets	(3,694)	(3,717)	(25)	(22)
Net amortization and deferral	902	815	(194)	(71)
Net periodic benefit cost	$1,144	$843	$180	$354

As discussed in Note 2, the Company adopted FASB Accounting Standards Update No. 2017-07, "Compensation-Retirement Benefits (Topic 715)" effective April 1, 2018. Under the provisions of ASU 2017-07, the service cost component of net periodic benefit cost is reported in the same line of the consolidated income statement as other compensation costs attributable to the covered employees (primarily selling, general and administrative expense). The other components of net periodic benefit cost (interest cost, expected return on plan assets, and net amortization and deferral) are now reported separately below the total for operating income in other non-operating income (expense). Amounts have been reclassified accordingly for the comparative prior reporting period.

During the three months ended June 30, 2018, the Company made contributions of approximately $3.4 million to its pension plans. Additional contributions of approximately $12.0 million are expected during the remaining nine months of fiscal year 2019.

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

During the three-month periods ended June 30, 2018 and 2017, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Three Months Ended June 30,
	2018	2017

RSUs:
Number granted	59,150	48,700
Grant date fair value	$66.00	$66.90

PSAs:
Number granted	53,250	39,100
Grant date fair value	$57.17	$60.37

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the three-month periods ended June 30, 2018 and 2017, the Company recorded total stock-based compensation expense of approximately $4.2 million and $2.7 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3.7 million during the remaining nine months of fiscal year 2019.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2018	2017

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$115,556	$53,324
Other Regions (1)	207,932	184,412
Subtotal	323,488	237,736
Other Tobacco Operations (2)	56,231	46,886
Consolidated sales and other operating revenue	$379,719	$284,622

OPERATING INCOME (LOSS)
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$8,952	$2,330
Other Regions (1)	(2,017)	3,944
Subtotal	6,935	6,274
Other Tobacco Operations (2)	1,973	(332)
Segment operating income	8,908	5,942
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	(539)	435
Consolidated operating income	$8,369	$6,377

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings (loss) of an unconsolidated affiliate.

(3)
Equity in pretax earnings (loss) of unconsolidated affiliates is included in segment operating income (Other Tobacco Operations segment), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income and comprehensive income.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(in thousands of dollars)	2018	2017
Foreign currency translation:
Balance at beginning of year	$(23,942)	$(33,138)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax expense of $(3,311) in 2017)	(10,783)	6,148
Less: Net loss on foreign currency translation attributable to noncontrolling interests	159	48
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(10,624)	6,196
Balance at end of period	$(34,566)	$(26,942)

Foreign currency hedge:
Balance at beginning of year	$(35)	$(258)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax benefit of $613 and $44)	(4,475)	(81)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(4) and $27) (1)	146	(50)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(4,329)	(131)
Balance at end of period	$(4,364)	$(389)

Interest rate hedge:
Balance at beginning of year	$6,528	$1,398
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(327) and $529)	1,229	(983)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $61 and $(197)) (2)	(230)	367
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	999	(616)
Balance at end of period	$7,527	$782

Pension and other postretirement benefit plans:
Balance at beginning of year	$(42,615)	$(37,561)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(156) and $(209)) (3)	576	387
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	576	387
Balance at end of period	$(42,039)	$(37,174)

Total accumulated other comprehensive loss at end of period	$(73,442)	$(63,723)

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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,342,429	$42,873	$1,385,302	$1,286,489	$40,089	$1,326,578
Changes in common stock
Repurchase of common stock	(397)	—	(397)	—	—	—
Accrual of stock-based compensation	4,198	—	4,198	2,660	—	2,660
Withholding of shares from stock-based compensation for grantee income taxes	(2,656)	—	(2,656)	(2,827)	—	(2,827)
Dividend equivalents on RSUs	185	—	185	175	—	175

Changes in retained earnings
Net income	13,179	(2,119)	11,060	3,577	(256)	3,321
Cash dividends declared
Common stock	(18,718)	—	(18,718)	(13,676)	—	(13,676)
Repurchase of common stock	(1,046)	—	(1,046)	—	—	—
Dividend equivalents on RSUs	(185)	—	(185)	(175)	—	(175)
Adoption of FASB Accounting Standards Update 2016-16 eliminating deferred income taxes on unrecognized gains on intra-entity transfers of assets other than inventory	(1,934)	—	(1,934)	—	—	—

Other comprehensive income (loss)	(13,378)	(159)	(13,537)	5,836	(48)	5,788
Balance at end of period	$1,321,677	$40,595	$1,362,272	$1,282,059	$39,785	$1,321,844

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; changes in U.S. federal income tax rates and legislation; regulation and litigation impacts on our customers; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Liquidity and Capital Resources

Overview

Our first fiscal quarter is usually a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs in the quarter ended June 30, 2018, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect shipments to continue to be weighted to the second half of the fiscal year.

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

Operating Activities
We used $168.3 million in net cash flows to fund our operations during the quarter ended June 30, 2018. That amount was $51.3 million higher than during the same period last fiscal year, largely due to the timing of crop purchases and shipments. Tobacco inventory levels increased by $268.1 million from March 31, 2018 levels to $947.5 million at June 30, 2018, on seasonal leaf purchases. Tobacco inventory levels were $29.6 million above June 30, 2017 levels, mainly due to larger carryover crop stocks in North America and Africa and higher dark tobacco wrapper inventories, partially offset by lower stock levels in Brazil from stronger carryover crop sales and slower current crop purchases in the first quarter of fiscal 2019. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At June 30, 2018, our uncommitted inventories were $107.6 million, or about 11% of total tobacco inventory, compared to $107.2 million, or about 16% of our March 31, 2018 inventory, and $158.4 million, or about 17% of our June 30, 2017 inventory. The level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2018, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances and accounts receivable decreased by $168.1 million and $129.3 million, respectively, from March 31, 2018 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $70.7 million at June 30, 2018, a reduction of $52.1 million from March 31, 2018, as crops were delivered in payment of those balances, net of new advances on current crops. Notes payable and overdrafts and accounts payable and accrued expenses were up $27.9 million and $35.5 million, respectively, from March 31, 2018 levels, on seasonal increases.

Accounts receivable of $247.8 million at June 30, 2018, increased by $38.5 million compared to the same period in the prior fiscal year, primarily on carryover crop shipments in North America. Accounts receivable - unconsolidated affiliates were up $39.2 million at June 30, 2018, compared to June 30, 2017, on larger crops and accelerated crop purchases.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our core tobacco business; increasing our strong dividend; exploring growth opportunities in adjacent industries and markets that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the quarters ended June 30, 2018 and 2017, we invested about $11.0 million and $6.4 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $8.6 million and $8.8 million for the three months ended June 30, 2018 and 2017, respectively. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $35 to $45 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses. We expect that about 25% of those capital expenditures will be for non-maintenance investments in our business.

Our Board of Directors approved our current share repurchase program in November 2017. The program expires in November 2019 and authorizes the purchase of up to $100 million of our common stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended June 30, 2018, we purchased 30,777 shares of common stock at an aggregate cost of $1.4 million (average price per share of $46.87). As of June 30, 2018, approximately 25.0 million shares of our common stock were outstanding and our available authorization under our current share repurchase program was $89.6 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization of approximately 22% at June 30, 2018, was up from the June 30, 2017 level of approximately 18% and the March 31, 2018 level of approximately 12%. The increase primarily reflects lower cash balances and slightly higher seasonal working capital requirements in the quarter ended June 30, 2018. As of June 30, 2018, we had $66.0 million in cash and cash equivalents, our short-term debt totaled $73.3 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of June 30, 2018, we had $424 million available under a committed revolving credit facility that will mature in December 2019, and we had about $195 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2019. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2018, the fair value of our outstanding interest rate swap agreements was an asset of about $9.5 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At June 30, 2018, the fair value of our open hedges was an immaterial net liability. We had forward and option contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of about $1.3 million at June 30, 2018.

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

Net income was $13.2 million, or $0.52 per diluted share, for the first quarter of fiscal year 2019, which ended on June 30, 2018. Those results were up $9.6 million compared with net income of $3.6 million, or $0.14 per diluted share, for the first quarter of fiscal year 2018. The first quarter of fiscal year 2019 included a non-recurring tax benefit from the reversal of a previously recorded foreign dividend withholding tax liability that reduced income taxes and increased net income by $6.9 million, or $0.27 per diluted share. Operating income of $8.4 million for the quarter ended June 30, 2018, improved $2.0 million, or 31%, compared to operating income of $6.4 million for the quarter ended June 30, 2017. Similarly, segment operating income was $8.9 million for the first quarter of fiscal year 2019, up $3.0 million compared to the same period last fiscal year, mainly as a result of earnings improvements in the North America and Other Tobacco Operations segments, partially offset by earnings declines in the Other Regions segment. Revenues of $379.7 million for the quarter ended June 30, 2018, increased by $95.1 million, or 33%, on higher total volumes and processing revenues and a more favorable product mix.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

The Other Regions segment operating loss of $2.0 million for the quarter ended June 30, 2018, was down $5.9 million compared with the prior year’s first fiscal quarter operating income of $3.9 million. In the first quarter of fiscal year 2019, the segment benefited from higher carryover crop sales, mainly in Africa, and higher processing volumes in both Europe and South America. Despite these volume improvements and higher gross margins, results for the segment were down on higher selling, general and administrative costs, largely from lower currency remeasurement gains and higher currency exchange losses and higher customer claim costs, compared to the same period in the prior fiscal year. In South America, volumes were flat, but the product mix was more favorable for the first fiscal quarter of 2019 compared to the prior year, as higher carryover crop sales offset lower current crop shipments. Results for Asia were negatively impacted by lower sales volumes and higher currency remeasurement losses. Revenues for the Other Regions segment of $207.9 million for the quarter ended June 30, 2018, were up about 13% compared to the same period last year, on higher volumes largely from carryover sales, processing revenues, and a better product mix.

North America

Operating income for the North America segment for the quarter ended June 30, 2018, was $9.0 million, up $6.6 million from the comparable prior year period, mainly on higher carryover crop sales volumes. The increased volumes included some shipments delayed from earlier in the calendar year due to reduced transportation availability. In addition, current crop tobaccos in Mexico shipped earlier this fiscal year compared to the prior fiscal year. Selling, general, and administrative costs for the North America segment were relatively flat, compared to the prior year’s first fiscal quarter. Revenues for this segment increased by $62.2 million to $115.6 million for the quarter ended June 30, 2018, compared to the same period in the prior fiscal year, on the higher sales volumes and a more favorable product mix.

Other Tobacco Operations

The Other Tobacco Operations segment operating income of $2.0 million for the first quarter of fiscal year 2019 reflected an increase of about $2.3 million, compared with an operating loss of $0.3 million for this segment in the same period last year. Results for the dark tobacco operations were up for the quarter ended June 30, 2018, bouyed by higher sales from strong wrapper tobacco demand. Despite slightly lower sales volumes, results for the oriental joint venture were up for its seasonally weak first fiscal quarter ended June 30, 2018, compared to the prior fiscal year. The increase was due to a favorable currency remeasurement variance caused by the devaluation of the Turkish Lira during the first fiscal quarter. Revenues for this segment in the quarter ended June 30, 2018, increased by $9.3 million to $56.2 million on the higher wrapper tobacco sales. Selling, general, and administrative costs for the segment were flat compared with the prior year's first fiscal quarter.

Other Items

Cost of goods sold in the quarter ended June 30, 2018, of $307.5 million was up by about 33% compared with the same period last year, consistent with the similar percentage increase in revenues for the current period. Selling, general, and administrative costs for the first quarter of fiscal year 2019 increased by $16.4 million to $63.9 million, mainly driven by negative foreign currency remeasurement and exchange variances of about $10 million, primarily in Mozambique and Brazil, higher customer claim costs, and higher compensation and incentive benefit accruals in the quarter ended June 30, 2018, compared with the same period in the prior year.

For the three months ended June 30, 2018, the Company reported a net tax benefit on pretax earnings due to a $6.9 million benefit from reversing a portion of a liability previously recorded for dividend withholding taxes on the cumulative retained earnings of a foreign subsidiary.  The reversal followed the resolution of uncertainties with local taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to a subsidiary and was attributable to the portion of cumulative retained earnings that the Company expects to distribute prior to the expiration of the holiday.  Without the dividend withholding tax reversal, income taxes for the quarter would have been expense of approximately $1.5 million, or a consolidated effective tax rate of approximately 27%.

Income taxes for the quarter ended June 30, 2017, were favorably impacted by a lower effective tax rate on dividend income from unconsolidated operations and by excess tax deductions related to stock-based compensation awards that vested during the quarter. Under the tax law in effect at that time, both of these items were accounted for as discrete tax benefits during the quarter, resulting in a net tax benefit on pretax earnings for the period. Without the benefit from the discrete items, income taxes for the quarter would have been expense of approximately $1 million, or a consolidated effective tax rate of about 34%.

General Overview

We are off to a strong start to what we believe will be a good year. Our first quarter results benefited from higher carryover crop sales in several origins, particularly in our North America segment where sales volumes in the fourth quarter of fiscal year 2018 were hampered by shipping delays from reduced transportation availability in the United States. We are also continuing to see robust demand for both wrapper style tobaccos and related value-added processing services. We have increased our offerings to meet demand for natural wrappers in both the United States and Europe and continue to be a leading wrapper tobacco supplier.

Crop purchases are progressing as anticipated with purchasing effectively complete in Brazil and well underway in Africa. We are not seeing any significant supply disruptions thus far this year. Burley production volumes have recovered in Africa, and crop sizes there for both flue-cured and burley tobaccos are coming in somewhat higher than previous estimates.

Although it is still early in our fiscal year, we are pleased with our results to date and continue to expect that our volumes will be above those achieved last fiscal year. We are also focused on our enhanced capital allocation strategy that reflects the strength of our balance sheet and demonstrates our commitment to sustainable shareholder value creation. As announced in conjunction with our 36% dividend increase in May 2018, our strategy has four key priorities: strengthening and investing for growth in our core tobacco business; increasing our strong dividend; exploring growth opportunities in adjacent industries that would utilize our assets and capabilities; and returning excess capital to our shareholders. In line with this strategy, we are positioning our Company for ongoing success as we continue to identify areas where we can provide additional value and expand the services we provide customers in our core tobacco business.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $73 million at June 30, 2018. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.7 million, that amount would be at least partially mitigated by changes in charges to customers.

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

Other Legal Matters

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018 (the "2018 Annual Report on Form 10-K"). In evaluating our risks, readers should carefully consider the risk factors discussed in our 2018 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchases of shares of our common stock during the three-month period ended June 30, 2018:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2018	9,685	$46.95	9,685	$90,574,248
May 1-31, 2018	21,092	46.84	21,092	89,586,294
June 1-30, 2018	—	—	—	89,586,294
Total	30,777	$—	30,777	$89,586,294

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2018 and 2017, (ii) the Consolidated Balance Sheets at June 30, 2018, June 30, 2017, and March 31, 2018, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2018	UNIVERSAL CORPORATION
(Registrant)

/s/ David C. Moore
David C. Moore, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2018 and 2017, (ii) the Consolidated Balance Sheets at June 30, 2018, June 30, 2017, and March 31, 2018, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith