Form 10-Q
period 2018-09-30
UNIVERSAL CORP /VA/
filed 2018-11-08
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2018, the total number of shares of common stock outstanding was 24,968,799.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$539,604	$488,248	$919,323	$772,870
Costs and expenses
Cost of goods sold	440,144	395,172	747,642	625,937
Selling, general and administrative expenses	45,090	48,271	108,942	95,751
Operating income	54,370	44,805	62,739	51,182
Equity in pretax earnings (loss) of unconsolidated affiliates	(614)	667	(75)	232
Other non-operating income (expense)	196	170	386	348
Interest income	299	526	811	1,196
Interest expense	4,593	3,964	8,542	7,896
Income before income taxes and other items	49,658	42,204	55,319	45,062
Income taxes	15,365	13,898	9,966	13,435
Net income	34,293	28,306	45,353	31,627
Less: net income attributable to noncontrolling interests in subsidiaries	(2,847)	(2,139)	(728)	(1,883)
Net income attributable to Universal Corporation	31,446	26,167	$44,625	$29,744

Earnings per share:
Basic	$1.25	$1.03	$1.78	$1.17
Diluted	$1.24	$1.02	$1.76	$1.16

Weighted average common shares outstanding:
Basic	25,152,864	25,334,661	25,108,724	25,370,783
Diluted	25,337,720	25,546,546	25,311,292	25,589,158

Total comprehensive income, net of income taxes	$34,582	$33,079	$32,105	$42,188
Less: comprehensive income attributable to noncontrolling interests, net of income taxes	(2,742)	(2,076)	(464)	(1,772)
Comprehensive income attributable to Universal Corporation, net of income taxes	$31,840	$31,003	$31,641	$40,416

Dividends declared per common share	$0.75	$0.54	$1.50	$1.08

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2018	2017	2018
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$67,876	$41,203	$234,128
Accounts receivable, net	355,674	338,700	377,119
Advances to suppliers, net	53,823	66,580	122,786
Accounts receivable—unconsolidated affiliates	107,198	50,533	2,040
Inventories—at lower of cost or net realizable value:
Tobacco	935,406	869,325	679,428
Other	87,958	90,108	69,301
Prepaid income taxes	17,131	21,110	16,032
Other current assets	73,862	94,294	88,209
Total current assets	1,698,928	1,571,853	1,589,043

Property, plant and equipment
Land	23,020	22,822	23,180
Buildings	269,738	268,702	271,757
Machinery and equipment	642,915	612,722	634,660
	935,673	904,246	929,597
Less accumulated depreciation	(613,130)	(587,465)	(605,803)
	322,543	316,781	323,794
Other assets
Goodwill and other intangibles	98,860	99,059	98,927
Investments in unconsolidated affiliates	83,962	86,247	89,302
Deferred income taxes	20,473	23,136	17,118
Other noncurrent assets	47,480	42,434	50,448
	250,775	250,876	255,795

Total assets	$2,272,246	$2,139,510	$2,168,632

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2018	2017	2018
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$148,049	$98,268	$45,421
Accounts payable and accrued expenses	162,972	142,337	163,763
Accounts payable—unconsolidated affiliates	4,862	56	16,072
Customer advances and deposits	45,098	16,807	7,021
Accrued compensation	22,610	19,509	27,886
Income taxes payable	6,668	3,935	7,557
Current portion of long-term debt	—	—	—
Total current liabilities	390,259	280,912	267,720

Long-term debt	369,262	368,909	369,086
Pensions and other postretirement benefits	56,347	74,636	64,843
Other long-term liabilities	41,758	31,338	45,955
Deferred income taxes	36,202	54,733	35,726
Total liabilities	893,828	810,528	783,330

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,968,799 shares issued and outstanding (25,114,349 at September 30, 2017, and 24,930,725 at March 31, 2018)	324,626	320,121	321,559
Retained earnings	1,084,763	1,027,147	1,080,934
Accumulated other comprehensive loss	(73,048)	(58,887)	(60,064)
Total Universal Corporation shareholders' equity	1,336,341	1,288,381	1,342,429
Noncontrolling interests in subsidiaries	42,077	40,601	42,873
Total shareholders' equity	1,378,418	1,328,982	1,385,302

Total liabilities and shareholders' equity	$2,272,246	$2,139,510	$2,168,632

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,353	$31,627
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	18,440	17,485
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(5,408)	937
Foreign currency remeasurement (gain) loss, net	3,952	(3,944)
Other, net	(2,486)	6,911
Changes in operating assets and liabilities, net	(272,847)	(278,861)
Net cash used by operating activities	(212,996)	(225,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(20,043)	(14,769)
Proceeds from sale of property, plant and equipment	858	3,273
Other	2,000	2,000
Net cash used by investing activities	(17,185)	(9,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	102,489	36,085
Dividends paid to noncontrolling interests	(1,260)	(1,260)
Repurchase of common stock	(1,443)	(12,639)
Dividends paid on common stock	(32,430)	(27,324)
Other	(2,657)	(2,828)
Net cash provided (used) by financing activities	64,699	(7,966)

Effect of exchange rate changes on cash	(770)	517
Net decrease in cash and cash equivalents	(166,252)	(242,790)
Cash and cash equivalents at beginning of year	234,128	283,993

Cash and cash equivalents at end of period	$67,876	$41,203

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

The Company adopted FASB Accounting Standards Update No. 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASU 2017-07") effective April 1, 2018. ASU 2017-07 requires that an employer report the service cost component of pension or other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. With the adoption of ASU 2017-07, the service cost component of net periodic benefit cost continues to be reported in selling, general and administrative expenses in the consolidated statements of income, or in cost of goods sold for the portion that is recorded as a component of the cost of inventory sold or services provided to customers. The other components of net benefit cost, which include interest cost, expected return on plan assets, and the net amortization and deferral of actuarial gains and losses, are included in other non-operating income (expense) in the consolidated statements of income. The financial statement presentation for comparative prior periods has been reclassified accordingly using amounts previously disclosed for net periodic benefit cost as a practical expedient. The components of net periodic benefit cost and other disclosures related to the Company's pension and other postretirement benefit plans are provided in Note 9.

The Company also adopted FASB Accounting Standards Update No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") effective April 1, 2018. ASU 2016-15 provides guidance on the disclosure and classification of certain items within the statement of cash flows. The Company adopted ASU 2016-15 using the retrospective approach. The adoption resulted in the reporting of life insurance proceeds as a cash flow from investing activities and a corresponding reclassification for the prior year period, but otherwise did not have a material effect on the Company's consolidated statement of cash flows for the six-month periods ended September 30, 2018 and 2017.

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

Finally, the Company adopted FASB Accounting Standards Update No. 2016-06, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16") effective April 1, 2018. ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales or transfers of assets other than inventory in the income statement as income tax expense in the period the sale or transfer occurs, rather than deferring those tax effects until the asset has been sold to a third-party or otherwise recognized in earnings through depreciation, amortization, or impairment. In prior fiscal reporting periods, various subsidiaries of the Company have sold tobacco processing equipment to other subsidiaries, and the related income effects have been deferred as required under the previous accounting guidance. Under the modified retrospective transition method required by the guidance, upon the adoption of ASU 2016-16, the Company recorded a $1.9 million reduction to retained earnings in the six-month period ended September 30, 2018 for the cumulative effect of recognizing the deferred income tax effects on all prior intercompany sales of equipment as of the date of adoption.

Pronouncements to be Adopted in Future Periods

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and the corresponding right-of-use asset as a leased asset in the balance sheet for the term of the lease. This guidance supersedes Topic 840 “Leases” and is effective for fiscal years beginning after December 15, 2018. The Company will be required to adopt ASU 2016-02 effective April 1, 2019, which is the beginning of its fiscal year ending March 31, 2020. The Company has collected information on its leasing arrangements for all subsidiaries and operating locations and is currently in the process of reviewing the individual lease contracts, licensing and implementing third-party software that will be used to track its leasing arrangements and account for the right-of-use assets and related lease obligations, and making determinations on the adoption of certain practical expedients for implementation that are provided for under the new guidance. The Company has not yet developed an estimate of the total right-of-use asset and lease obligation balances that will be recorded upon the implementation of ASU 2016-02.

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

Tobacco Sales

The majority of the Company’s business involves purchasing leaf tobacco from farmers in the origins where it is grown, processing and packing the tobacco in its factories, and then transferring ownership and control of the tobacco to customers. On a much smaller basis, the Company also sources processed tobacco from third-party suppliers for re-sale to customers. The contracts for tobacco sales with customers create a performance obligation to transfer tobacco to the customer. Transaction prices for the sale of tobaccos are primarily based on negotiated fixed prices, but the Company does have a small number of cost-plus contracts with certain customers. Cost-plus arrangements provide the Company reimbursement of the cost to purchase and process the tobacco, plus a contractually agreed-upon profit margin. The Company utilizes the most likely amount methodology under the accounting guidance to recognize revenue for cost-plus arrangements with customers. Shipping and handling costs under tobacco sales contracts with customers are treated as fulfillment costs and included in the transaction price. Taxes assessed by government authorities on the sale of leaf tobacco products are excluded from the transaction price. At the point in time that the customer obtains control over the tobacco, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.

Processing Revenue

Processing and packing of customer-owned leaf tobacco is a short-duration process. Processing charges are primarily based on negotiated fixed prices per unit of weight processed. Under normal operating conditions, customer-owned raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour and is then later transported to customer-designated storage facilities. The revenue for these services is recognized when the performance obligation is satisfied, which is generally when processing is completed. The Company’s operating history and contract analyses indicate that customer requirements for processed tobacco are consistently met upon completion of processing.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017

Tobacco sales	$509,632	$459,569	$854,769	$716,790
Processing revenue	17,394	17,275	39,101	30,629
Other sales and revenue from contracts with customers	10,520	10,326	18,646	19,062
Total revenue from contracts with customers	537,546	487,170	912,516	766,481
Other operating sales and revenues	2,058	1,078	6,807	6,389
Consolidated sales and other operating revenues	$539,604	$488,248	$919,323	$772,870

Other operating sales and revenues consists principally of interest on advances to suppliers and dividend income from unconsolidated affiliates.

NOTE 4.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at September 30, 2018, all of which expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at September 30, 2018, was the face amount, $29 million including unpaid accrued interest ($31 million at September 30, 2017, and $20 million at March 31, 2018). The fair value of the guarantees was a liability of approximately $1 million at September 30, 2018 ($1 million at September 30, 2017, and $1 million at March 31, 2018). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $2 million at September 30, 2018, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $12 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $14 million. Those amounts are based on the exchange rate for the Brazilian currency at September 30, 2018. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of September 30, 2018, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $13 million (at the September 30, 2018 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $13 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2018.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $4 million at the September 30, 2018 exchange rate, reflecting a substantial reduction from the original $14 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $4 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2018.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $73 million at September 30, 2018, $91 million at September 30, 2017, and $150 million at March 31, 2018. The related valuation allowances totaled $16 million at September 30, 2018, $22 million at September 30, 2017, and $22 million at March 31, 2018, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $5.4 million in the six-month period ended September 30, 2018 and increased by net provisions of $0.9 million in the six-month period ended September 30, 2017. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2018, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $54 million ($53 million at September 30, 2017, and $49 million at March 31, 2018), and the related valuation allowances totaled approximately $17 million ($17 million at September 30, 2017, and $15 million at March 31, 2018). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$31,446	$26,167	$44,625	$29,744

Denominator for basic earnings per share
Weighted average shares outstanding	25,152,864	25,334,661	25,108,724	25,370,783

Basic earnings per share	$1.25	$1.03	$1.78	$1.17

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$31,446	$26,167	$44,625	$29,744

Denominator for diluted earnings per share:
Weighted average shares outstanding	25,152,864	25,334,661	25,108,724	25,370,783
Effect of dilutive securities
Employee share-based awards	184,856	211,885	202,568	218,375
Denominator for diluted earnings per share	25,337,720	25,546,546	25,311,292	25,589,158

Diluted earnings per share	$1.24	$1.02	$1.76	$1.16
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

In December 2017, the Tax Cuts and Jobs Act of 2017 was passed by the United States Congress and signed into law by the President. This new law made significant changes to U.S. income taxation at the federal level for individuals, pass-through entities, and corporations. For corporations, the changes included a reduction in the statutory rate on taxable income from 35% to 21% and a move from a worldwide tax system to a territorial tax system for companies with foreign operations. Under the territorial system, except in limited situations or for limited types of income, earnings from foreign operations are generally no longer subject to U.S. taxation. To accommodate the move from the previous worldwide tax system, the law provides for a one-time transition tax on the undistributed post-1986 earnings of foreign subsidiaries as of either November 2, 2017 or December 31, 2017, whichever undistributed earnings amount is greater. Other provisions of the new law allow for immediate expensing of investments in property, plant, and equipment and impose limitations on the deductibility of interest, executive compensation, and meals and entertainment expense. For tax years beginning after the date of enactment, the new law requires that certain income earned by foreign subsidiaries, referred to in the law as global intangible low-taxed income ("GILTI"), be included in the U.S. taxable income of the parent company. The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred and has not recorded any deferred taxes on temporary book-tax differences related to this income. For the fiscal year ending March 31, 2019, the Company’s U.S. federal statutory tax rate is the 21% rate under the new law. For the fiscal year ended March 31, 2018, the Company's U.S. federal statutory tax rate was 31.5%, reflecting a portion of the year at the 35% rate under the old law and a portion at the 21% rate under the new law. As under the prior tax law, the Company continues to assume repatriation of all undistributed earnings of its consolidated foreign subsidiaries and has therefore provided for expected foreign withholding taxes on the distribution of those earnings where applicable, net of any U.S. tax credit attributable to those withholding taxes.

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

The consolidated effective income tax rates for the quarter and six months ended September 30, 2018 were approximately 31% and 18%, respectively.  During the first and second quarters, the Company reversed amounts previously recorded for dividend withholding taxes on distributed and undistributed retained earnings of a foreign subsidiary.  The reversal followed the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary and was attributable to retained earnings amounts previously distributed or expected to be distributed prior to the expiration of the tax holiday.  Without the dividend withholding tax reversal, the consolidated effective income tax rates for the quarter and six months would have been approximately 33% and 32%, respectively.  Consolidated income tax expense for the current year periods was generally based on the mix of U.S. and foreign earnings at the projected effective tax rates for fiscal year 2019 across all subsidiaries in their respective tax jurisdictions, plus certain incremental U.S. taxes applicable to a portion of the Company’s foreign earnings under the new tax law.  The effective tax rates without the dividend withholding tax reversal also include the net effect of several smaller items that were accounted for on a discrete basis in each quarterly reporting period.

The consolidated effective income tax rates for the quarter and six months ended September 30, 2017, which were determined under the prior U.S. corporate income tax law, were approximately 33% and 30%, respectively.  Consolidated income tax expense for those periods also includes the net effect of smaller items that were accounted for on a discrete basis that did not materially impact the effective tax rate for either period.
All components of the Company’s consolidated tax position have been accounted for based on the new tax law, and no specific items are being accounted for under the previous tax law as permitted by the SEC guidance. However, the Company continues to review the primary effects of the new law on its financial statements. In addition, the Company continues to analyze certain aspects of the new law, and future treasury regulations, tax law technical corrections, notices, rulings, and other guidance issued by the government could result in changes or refinements to the amounts currently recorded. These include potential refinements of the amounts by which deferred tax assets and liabilities and the U.S. tax liability for undistributed foreign earnings were adjusted for the effects of the new law, which could be revised based on continuing review of the Company's calculation of the one-time transition tax, including further analysis of the undistributed earnings amounts represented by cash and other specified assets held by its foreign subsidiaries. As a result, those amounts continue to be classified as provisional, and additional adjustments, which could be material, may be recorded in upcoming quarter ending December 31, 2018, which is the end of the allowed one-year measurement period to complete the final accounting.

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

Cash Flow Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At September 30, 2018, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil. The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during the first six months of fiscal years 2019 and 2018 was as follows:

	Six Months Ended September 30,
(in millions of dollars)	2018	2017

Tobacco purchases	$59.8	$19.4
Processing costs	18.1	7.3
Total	$77.9	$26.7

The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the six months ended September 30, 2018 primarily reflect variations in the timing of fixed-price orders from customers for their purchases from the respective crop years. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward and option contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward and option contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

All forward contracts to hedge purchases of the 2018 crop in Brazil matured and settled by September 30, 2018. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at September 30, 2018, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2019.

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

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at September 30, 2018 and 2017, and March 31, 2018, were approximately $24.6 million, $37.8 million, and $27.3 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$1,119	$86	$2,675	$(1,426)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$441	$(353)	$732	$(917)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$101	$491	$(2,930)	$(1,101)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(529)	$(440)	$(554)	$(442)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$(2)	$—	$(5)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$2,688	$(140)	$(2,757)	$(703)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward and option foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil, a net hedge loss of approximately $2.5 million remained in accumulated other comprehensive loss at September 30, 2018. That balance reflects gains and losses on contracts related to the 2018 crop, less the amount reclassified to earnings related to tobacco sold through September 30, 2018. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2019 as the 2018 Brazilian crop tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2018 and 2017, and March 31, 2018:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		Sept. 30, 2018	Sept. 30, 2017	March 31, 2018		Sept. 30, 2018	Sept. 30, 2017	March 31, 2018

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$10,205	$1,640	$8,262	Other long-term liabilities	$—	$—	$—

Foreign currency exchange contracts	Other current assets	—	—	19	Accounts payable and accrued expenses	—	—	123
Total		$10,205	$1,640	$8,281		$—	$—	$123

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$142	$394	$341	Accounts payable and accrued expenses	$384	$248	$269
Total		$142	$394	$341		$384	$248	$269

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

At September 30, 2018 and 2017, and at March 31, 2018, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	September 30, 2018
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,708	$—	$—	$—	$1,708
Trading securities associated with deferred compensation plans	—	17,344	—	—	17,344
Interest rate swap agreements	—	—	10,205	—	10,205
Foreign currency exchange contracts	—	—	142	—	142
Total financial assets measured and reported at fair value	$1,708	$17,344	$10,347	$—	$29,399

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$919	$919
Foreign currency exchange contracts	—	—	384	—	384
Total financial liabilities measured and reported at fair value	$—	$—	$384	$919	$1,303

	September 30, 2017
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,622	$—	$—	$—	$1,622
Trading securities associated with deferred compensation plans	—	17,386	—	—	17,386
Interest rate swap agreements	—	—	1,640	—	1,640
Foreign currency exchange contracts	—	—	394	—	394
Total financial assets measured and reported at fair value	$1,622	$17,386	$2,034	$—	$21,042

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$970	$970
Foreign currency exchange contracts	—	—	248	—	248
Total financial liabilities measured and reported at fair value	$—	$—	$248	$970	$1,218

	March 31, 2018
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$89,767	$—	$—	$—	$89,767
Trading securities associated with deferred compensation plans	—	17,519	—	—	17,519
Interest rate swap agreements	—	—	8,262	—	8,262
Foreign currency exchange contracts	—	—	360	—	360
Total financial assets measured and reported at fair value	$89,767	$17,519	$8,622	$—	$115,908

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$974	$974
Foreign currency exchange contracts	—	—	392	—	392
Total financial liabilities measured and reported at fair value	$—	$—	$392	$974	$1,366

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2018 and 2017 is provided below.

	Six Months Ended September 30,
(in thousands of dollars)	2018	2017

Balance at beginning of year	$974	$1,177
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(688)	(1,169)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	808	960
Change in discount rate and estimated collection period	53	11
Currency remeasurement	(228)	(9)
Balance at end of period	$919	$970

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates September 30, 2018, September 30, 2017, and March 31, 2018. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017

Service cost	$1,452	$1,318	$58	$65
Interest cost	2,485	2,439	330	386
Expected return on plan assets	(3,694)	(3,717)	(25)	(22)
Net amortization and deferral	902	815	(194)	(71)
Net periodic benefit cost	$1,145	$855	$169	$358

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017

Service cost	$2,907	$2,629	$117	$129
Interest cost	4,966	4,873	670	769
Expected return on plan assets	(7,388)	(7,434)	(50)	(44)
Net amortization and deferral	1,804	1,630	(388)	(142)
Net periodic benefit cost	$2,289	$1,698	$349	$712

As discussed in Note 2, the Company adopted FASB Accounting Standards Update No. 2017-07, "Compensation-Retirement Benefits (Topic 715)" effective April 1, 2018. Under the provisions of ASU 2017-07, the service cost component of net periodic benefit cost is reported in the same line of the consolidated income statement as other compensation costs attributable to the covered employees (primarily selling, general and administrative expense). The other components of net periodic benefit cost (interest cost, expected return on plan assets, and net amortization and deferral) are now reported separately below the total for operating income in other non-operating income (expense). Amounts have been reclassified accordingly for the comparative prior reporting periods.

During the six months ended September 30, 2018, the Company made contributions of approximately $7.0 million to its pension plans. Additional contributions of approximately $17.7 million are expected during the remaining six months of fiscal year 2019.

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

During the six-month periods ended September 30, 2018 and 2017, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2018	2017

RSUs:
Number granted	71,200	59,550
Grant date fair value	$66.30	$66.05

PSAs:
Number granted	54,800	39,100
Grant date fair value	$57.12	$60.37

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the six-month periods ended September 30, 2018 and 2017, the Company recorded total stock-based compensation expense of approximately $5.7 million and $4.2 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.6 million during the remaining six months of fiscal year 2019.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$67,782	$58,668	$183,338	$111,992
Other Regions (1)	398,087	381,164	606,019	565,576
Subtotal	465,869	439,832	789,357	677,568
Other Tobacco Operations (2)	73,735	48,416	129,966	95,302
Consolidated sales and other operating revenue	$539,604	$488,248	$919,323	$772,870

OPERATING INCOME (LOSS)
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$8,296	$7,866	$17,248	$10,196
Other Regions (1)	45,562	37,386	43,545	41,330
Subtotal	53,858	45,252	60,793	51,526
Other Tobacco Operations (2)	(102)	220	1,871	(112)
Segment operating income	53,756	45,472	62,664	51,414
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	614	(667)	75	(232)
Consolidated operating income	$54,370	$44,805	$62,739	$51,182

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the six months ended September 30, 2018 and 2017:

	Six Months Ended September 30,
(in thousands of dollars)	2018	2017
Foreign currency translation:
Balance at beginning of year	$(23,942)	$(33,138)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax expense of $(4,874) in 2017)	(11,687)	9,053
Less: Net loss on foreign currency translation attributable to noncontrolling interests	264	111
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(11,423)	9,164
Balance at end of period	$(35,365)	$(23,974)

Foreign currency hedge:
Balance at beginning of year	$(35)	$(258)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $616 and $(573))	(5,076)	1,064
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(116) and $71) (1)	884	(132)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(4,192)	932
Balance at end of period	$(4,227)	$674

Interest rate hedge:
Balance at beginning of year	$6,528	$1,398
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(562) and $499)	2,113	(926)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $154 and $(321)) (2)	(578)	596
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,535	(330)
Balance at end of period	$8,063	$1,068

Pension and other postretirement benefit plans:
Balance at beginning of year	$(42,615)	$(37,561)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(294) and $(488)) (3)	1,096	906
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,096	906
Balance at end of period	$(41,519)	$(36,655)

Total accumulated other comprehensive loss at end of period	$(73,048)	$(58,887)

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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the six months ended September 30, 2018 and 2017 is as follows:

	Six Months Ended September 30, 2018			Six Months Ended September 30, 2017
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,342,429	$42,873	$1,385,302	$1,286,489	$40,089	$1,326,578

Changes in common stock
Repurchase of common stock	(397)	—	(397)	(2,790)	—	(2,790)
Accrual of stock-based compensation	5,750	—	5,750	4,181	—	4,181
Withholding of shares from stock-based compensation for grantee income taxes	(2,657)	—	(2,657)	(2,828)	—	(2,828)
Dividend equivalents on RSUs	371	—	371	351	—	351

Changes in retained earnings
Net income	44,625	728	45,353	29,744	1,883	31,627
Cash dividends declared
Common stock	(37,445)	—	(37,445)	(27,238)	—	(27,238)
Repurchase of common stock	(1,046)	—	(1,046)	(9,849)	—	(9,849)
Dividend equivalents on RSUs	(371)	—	(371)	(351)	—	(351)
Adoption of FASB Accounting Standards Update 2016-16 eliminating deferred income taxes on unrecognized gains on intra-entity transfers of assets other than inventory	(1,934)	—	(1,934)	—	—	—

Other comprehensive income (loss)	(12,984)	(264)	(13,248)	10,672	(111)	10,561

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(1,260)	(1,260)	—	(1,260)	(1,260)
Balance at end of period	$1,336,341	$42,077	$1,378,418	$1,288,381	$40,601	$1,328,982

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

Liquidity and Capital Resources

Overview

The first six months of our fiscal year is usually a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs in the six months ended September 30, 2018, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect shipments to continue to be weighted to the second half of the fiscal year.

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

Operating Activities
We used $213.0 million in net cash flows to fund our operations during the six months ended September 30, 2018. That amount was slightly lower compared to the six months ended September 30, 2017, when we used $225.8 million in net cash flows. Tobacco inventory levels increased by $256.0 million from March 31, 2018 levels to $935.4 million at September 30, 2018, on seasonal leaf purchases. Tobacco inventory levels were $66.1 million above September 30, 2017 levels, mainly due to larger burley crops in Africa and higher dark tobacco wrapper inventories. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At September 30, 2018, our uncommitted inventories were $104.4 million, or about 11% of total tobacco inventory, compared to $107.2 million, or about 16% of our March 31, 2018 inventory, and $120.3 million, or about 14% of our September 30, 2017 inventory. The level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the six months ended September 30, 2018, on deliveries of crops by farmers in South America, Africa, and North America. Cash and cash equivalent balances and accounts receivable decreased by

$166.3 million and $21.4 million, respectively, from March 31, 2018 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $53.8 million at September 30, 2018, a reduction of $69.0 million from March 31, 2018, as crops were delivered in payment of those balances, net of new advances on current crops. Accounts receivable from unconsolidated affiliates, notes payable and overdrafts, and customer advances and deposits were up $105.2 million, $102.6 million, and $38.1 million, respectively, from March 31, 2018 levels, on seasonal increases.

Accounts receivable - unconsolidated affiliates were up $56.7 million at September 30, 2018, compared to September 30, 2017, on larger crops and timing of crop purchases. Notes payable and overdrafts were also up $49.8 million at September 30, 2018, compared to September 30, 2017, on larger crop purchases and later timing of customer shipments.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our core tobacco business; increasing our strong dividend; exploring growth opportunities in adjacent industries and markets that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the six months ended September 30, 2018 and 2017, we invested about $20.0 million and $14.8 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $18.4 million and $17.5 million for the six months ended September 30, 2018 and 2017, respectively. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $35 to $45 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses. We expect that about 25% of those capital expenditures will be for non-maintenance investments in our business.

Our Board of Directors approved our current share repurchase program in November 2017. The program expires in November 2019 and authorizes the purchase of up to $100 million of our common stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended September 30, 2018, we did not purchase any shares of common stock. As of September 30, 2018, approximately 25.0 million shares of our common stock were outstanding and our available authorization under our current share repurchase program was $89.6 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization of approximately 27% at September 30, 2018, was up slightly from the September 30, 2017 level of approximately 26% and the March 31, 2018 level of approximately 12%. As of September 30, 2018, we had $67.9 million in cash and cash equivalents, our short-term debt totaled $148.0 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of September 30, 2018, we had $330 million available under a committed revolving credit facility that will mature in December 2019, and we had about $232 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2019. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2018, the fair value of our outstanding interest rate swap agreements was an asset of about $10.2 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward and option contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At September 30, 2018, we had no open hedge contracts for those purposes. We had forward and option contracts outstanding that were not designated as hedges, and the fair value of those contracts was an immaterial net liability at September 30, 2018.

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

Net income for the first half of fiscal year 2019, which ended on September 30, 2018, was $44.6 million, or $1.76 per diluted share, compared with $29.7 million, or $1.16 per diluted share, for the same period of the prior fiscal year. The first half of fiscal year 2019 included non-recurring tax benefits discussed in Other Items below that reduced income taxes and increased net income by $7.8 million, or $0.30 per diluted share. Operating income of $62.7 million for the six months ended September 30, 2018, improved $11.6 million, or 23%, compared to operating income of $51.2 million for the six months ended September 30, 2017. For the second fiscal quarter ended September 30, 2018, net income was $31.4 million, or $1.24 per diluted share, compared with net income of $26.2 million, or $1.02 per diluted share, for the prior year’s second fiscal quarter. Operating income for the second quarter of fiscal year 2019 increased to $54.4 million from $44.8 million for the three months ended September 30, 2017. Segment operating income was $62.7 million for the first half of fiscal year 2019, an increase of $11.3 million, and for the quarter ended September 30, 2018, was $53.8 million, an increase of $8.3 million, both compared to the same periods last fiscal year. Results reflected earnings improvements in all segments for the six months and in the North America and Other Regions segments for the quarter ended September 30, 2018. Consolidated revenues increased by $146.5 million to $919.3 million for the first half of fiscal year 2019, and by $51.4 million to $539.6 million for the three months ended September 30, 2018, compared to the same periods in the prior fiscal year. Those increases were primarily due to higher sales volumes for both the quarter and six month periods as well as higher processing volumes and sales prices in the six months ended September 30, 2018, compared to the same periods in fiscal year 2018.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment increased by $2.2 million to $43.5 million for the six months and by $8.2 million to $45.6 million for the quarter ended September 30, 2018, compared with the same periods for fiscal year 2018. In both periods, volumes increased in Africa, mainly from higher carryover crop sales and increased burley production volumes there this fiscal year. In South America, sales volumes were down due in part to later timing of shipments in fiscal year 2019, while third-party processing volumes increased. Results for Asia improved for the quarter ended September 30, 2018, on higher trading volumes, largely from China, and a better sales mix, while in Europe, results were lower in the second fiscal quarter on comparisons to the previous fiscal year’s gain on the sale of a processing facility in Hungary. Selling, general, and administrative costs were higher for the six months ended September 30, 2018 on negative foreign currency remeasurement and exchange variances, higher compensation and incentive benefit accruals, and higher customer claim costs partially offset by higher net recoveries on advances to suppliers, compared with the same period in the prior fiscal year. Revenues for the Other Regions segment of $606.0 million for the six months and $398.1 million for the quarter ended September 30, 2018, were up $40.4 million and $16.9 million, respectively, compared to the same period last year, on higher volumes and processing revenues.

North America

Operating income for the North America segment of $17.2 million for the six months and $8.3 million for the quarter ended September 30, 2018, was up by $7.1 million and $0.4 million, respectively, compared to the same periods for the prior fiscal year.

The improvement in the first half of fiscal year 2019 was mainly driven by higher carryover crop sales volumes on shipments delayed from the fourth quarter of fiscal 2018 due to reduced transportation availability in the United States. However, results for the second fiscal quarter were reduced by lower shipment volumes from Guatemala and Mexico, due in part to earlier shipment timing compared to the prior fiscal year. Selling, general, and administrative costs for the North America segment for the first half of fiscal year 2019 were up slightly, though declined as a percentage of sales, compared to the prior year. Revenues for this segment also increased, by $71.3 million to $183.3 million for the first six months, and by $9.1 million to $67.8 million for the quarter ended September 30, 2018, compared to the same periods in the prior fiscal year, on the higher sales volumes and green leaf prices, partly offset by lower processing revenues.

Other Tobacco Operations

The Other Tobacco Operations segment operating income of $1.9 million for the first half of fiscal year 2019 reflected an increase of $2.0 million, compared with an operating loss of $0.1 million for this segment in the same period last year. For the quarter ended September 30, 2018, the segment’s operating loss of $0.1 million compared to operating income of $0.2 million for the same period for the prior fiscal year. In both periods, results for the dark tobacco operations reflected higher sales of wrapper tobacco, and the absence of a value added tax charge that lowered earnings in the second quarter of fiscal year 2018. Those improvements were partly offset by declines in the oriental joint venture as lower sales volumes in both periods combined with favorable currency remeasurement variances for the first six months and unfavorable currency remeasurement variances for the second quarter of fiscal year 2019 compared to those periods in fiscal year 2018. Selling, general, and administrative costs for the segment were relatively flat for both the first half and second fiscal quarter compared with the prior fiscal year's comparable periods. Revenues for the segment increased by $34.7 million to $130.0 million for the first half, and by $25.3 million to $73.7 million for the second quarter of fiscal year 2019, largely as a result of the higher wrapper tobacco sales volumes, and increased processing and other revenues.

Other Items

Cost of goods sold in the six months and quarter ended September 30, 2018, increased by 19% and 11% to $747.6 million and $440.1 million, respectively, both compared with the same periods in the prior fiscal year, consistent with the similar percentage increases in revenues. Selling, general, and administrative costs for the first half of fiscal year 2019 increased by $13.2 million to $108.9 million, mainly driven by negative foreign currency remeasurement and exchange variances of about $10 million, primarily in Mozambique, Indonesia, Europe, and the Philippines, higher compensation and incentive benefit accruals, and higher customer claim costs partially offset by higher net recoveries on advances to suppliers, compared with the same period in the prior year. Selling, general, and administrative costs were down $3.2 million for the three months ended September 30, 2018, compared to the same period in the prior year, on higher net recoveries on advances to suppliers partially offset by higher compensation and incentive benefit accruals.

For the six months ended September 30, 2018, the Company reported net income tax expense on pretax earnings of $10.0 million, or a consolidated effective tax rate of 18%, which included a $7.8 million benefit from reversing a portion of a liability previously recorded for dividend withholding taxes on the cumulative retained earnings of a foreign subsidiary.  The reversal followed the resolution of uncertainties with local taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to a subsidiary and was attributable to the portion of cumulative retained earnings already distributed or that the Company expects to distribute prior to the expiration of the tax holiday.  Without the dividend withholding tax reversal, income taxes for the six months of this fiscal year would have been expense of approximately $17.8 million, or a consolidated effective tax rate of approximately 32%. Income taxes for the six months and quarter ended September 30, 2018, were also favorably impacted by the lower statutory federal tax rate on domestic income due to the change in U.S. corporate tax law enacted in December 2017, as well as the net effect of various items accounted for on a discrete basis in each reporting period.

General Overview

We are very pleased with our performance in the first half of the fiscal year. Our results improved due to strong sales volumes, in part because of higher carryover sales and higher African burley production volumes. Processing revenues were also up, year over year.

We have completed a significant portion of our crop purchases for the fiscal year. Burley production volumes are up in Africa, and crops outside of the United States are coming in as expected. Hurricane Florence caused significant damage to the United States’ flue-cured tobacco crop during the second fiscal quarter. The most severely hit area was eastern North Carolina where we estimate up to half of the crop was still in the fields and most of that remaining crop was destroyed. However, our farmer base is largely located outside of what was the storm’s direct path, which should mitigate the impact on our results in the second half of the fiscal year.

Despite the recent supply disruptions in the United States, we believe that we are on track for a strong year with volumes above those of last year. Customer demand has exceeded our expectations in certain origins, and we believe some customers are capitalizing on attractive buying opportunities that we have been able to offer due to our strong market position and efficient operations. Our uncommitted inventories remain within our target range at levels lower than those of the previous fiscal year at this time.

In the first half of the year, we have continued to explore opportunities to expand services in our core tobacco business. Our increased processing revenues, particularly on expanded business in Brazil, are an example of that growth in our core tobacco business. We are also actively working on other opportunities to increase value-added services provided to our customers.

While we are pleased with the growth in our market share in the face of declining cigarette consumption, we continue to thoughtfully explore growth opportunities that leverage our strengths and expertise, which include, among others, our ability to manage a large, diverse farmer base, process non-commodity agricultural products requiring value-added handling, operate within the bounds of a highly localized rural infrastructure, and support market compliance. We are determined to be diligent and disciplined in our approach as we move forward.

Another focus area for us has been our ongoing efforts to reduce costs in the supply chain. We continuously look for ways in which we can best adapt to changes in market conditions or customer demand and streamline our global footprint to maximize efficiencies.

Consistent with our capital allocation strategy, we have returned more than $33 million to our shareholders through dividends and share repurchases during the first half of fiscal year 2019. This includes the significant increase to our annual dividend that we announced May 23, 2018, which was our 48th consecutive annual dividend increase, continuing our long-standing tradition of dividend increases. As we enter the second half of this fiscal year, we remain focused on building on our positive momentum and delivering long-term value to our shareholders.

We have commenced  a review of our operations in Tanzania in response to increasing challenges that have impacted the Tanzania leaf tobacco market and our business there.  Those challenges include declining customer demand over recent crop years for the leaf styles sourced from Tanzania at the prevailing costs for those tobaccos, as well as regulatory, tax, and other business and operating considerations.  As part of our review, we expect to assess a number of possible scenarios.  Certain of these scenarios could result in material charges to our earnings in one or more future reporting periods, which could include asset impairment charges and/or restructuring costs.  The net book value of our property, plant and equipment in Tanzania at September 30, 2018, was approximately $32 million.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $148 million at September 30, 2018. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1.5 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchases of shares of our common stock during the three-month period ended September 30, 2018:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1-31, 2018	—	$—	—	$89,586,294
August 1-31, 2018	—	—	—	89,586,294
September 1-30, 2018	—	—	—	89,586,294
Total	—	$—	—	$89,586,294

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

 ITEM 6.   EXHIBITS

12	Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended September 30, 2018 and 2017, (ii) the Consolidated Balance Sheets at September 30, 2018, September 30, 2017, and March 31, 2018, (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2018	UNIVERSAL CORPORATION
(Registrant)

/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended September 30, 2018 and 2017, (ii) the Consolidated Balance Sheets at September 30, 2018, September 30, 2017, and March 31, 2018, (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith