Form 10-Q
period 2018-12-31
UNIVERSAL CORP /VA/
filed 2019-02-07
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 1, 2019, the total number of shares of common stock outstanding was 24,968,799.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$636,107	$653,581	$1,555,430	$1,426,451
Costs and expenses
Cost of goods sold	520,677	545,063	1,268,319	1,171,000
Selling, general and administrative expenses	58,302	49,017	167,244	144,768
Restructuring and impairment costs	19,447	—	19,447	—
Operating income	37,681	59,501	100,420	110,683
Equity in pretax earnings of unconsolidated affiliates	5,512	6,404	5,437	6,636
Other non-operating income (expense)	163	178	549	526
Interest income	233	166	1,044	1,362
Interest expense	4,732	4,020	13,274	11,916
Income before income taxes and other items	38,857	62,229	94,176	107,291
Income taxes	7,768	12,010	17,734	25,445
Net income	31,089	50,219	76,442	81,846
Less: net income attributable to noncontrolling interests in subsidiaries	(2,954)	(4,819)	(3,682)	(6,702)
Net income attributable to Universal Corporation	$28,135	$45,400	$72,760	$75,144

Earnings per share:
Basic	$1.12	$1.80	$2.90	$2.97
Diluted	$1.11	$1.78	$2.87	$2.94

Weighted average common shares outstanding:
Basic	25,162,268	25,230,336	25,126,595	25,323,796
Diluted	25,365,766	25,460,409	25,329,473	25,546,070

Total comprehensive income, net of income taxes	$23,363	$53,971	$55,468	$96,159
Less: comprehensive income attributable to noncontrolling interests, net of income taxes	(3,221)	(5,128)	(3,685)	(6,900)
Comprehensive income attributable to Universal Corporation, net of income taxes	$20,142	$48,843	$51,783	$89,259

Dividends declared per common share	$0.75	$0.55	$2.25	$1.63

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2018	2017	2018
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$138,358	$146,578	$234,128
Accounts receivable, net	336,564	347,175	377,119
Advances to suppliers, net	98,942	108,952	122,786
Accounts receivable—unconsolidated affiliates	77,543	1,799	2,040
Inventories—at lower of cost or net realizable value:
Tobacco	867,181	796,165	679,428
Other	74,360	69,687	69,301
Prepaid income taxes	21,170	14,459	16,032
Other current assets	70,309	92,959	88,209
Total current assets	1,684,427	1,577,774	1,589,043

Property, plant and equipment
Land	23,018	22,885	23,180
Buildings	253,150	269,670	271,757
Machinery and equipment	603,752	621,051	634,660
	879,920	913,606	929,597
Less accumulated depreciation	(572,634)	(596,722)	(605,803)
	307,286	316,884	323,794
Other assets
Goodwill and other intangibles	98,008	98,981	98,927
Investments in unconsolidated affiliates	80,558	86,246	89,302
Deferred income taxes	13,959	21,049	17,118
Other noncurrent assets	44,378	49,033	50,448
	236,903	255,309	255,795

Total assets	$2,228,616	$2,149,967	$2,168,632

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2018	2017	2018
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$129,316	$50,804	$45,421
Accounts payable and accrued expenses	144,107	138,161	163,763
Accounts payable—unconsolidated affiliates	1,470	16,184	16,072
Customer advances and deposits	56,355	23,939	7,021
Accrued compensation	23,989	19,387	27,886
Income taxes payable	3,090	8,052	7,557
Current portion of long-term debt	—	—	—
Total current liabilities	358,327	256,527	267,720

Long-term debt	368,438	368,998	369,086
Pensions and other postretirement benefits	41,601	74,577	64,843
Other long-term liabilities	38,467	47,289	45,955
Deferred income taxes	32,000	31,903	35,726
Total liabilities	838,833	779,294	783,330

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,968,799 shares issued and outstanding (25,114,349 at December 31, 2017, and 24,930,725 at March 31, 2018)	326,323	321,832	321,559
Retained earnings	1,093,829	1,058,556	1,080,934
Accumulated other comprehensive loss	(75,667)	(55,444)	(60,064)
Total Universal Corporation shareholders' equity	1,344,485	1,324,944	1,342,429
Noncontrolling interests in subsidiaries	45,298	45,729	42,873
Total shareholders' equity	1,389,783	1,370,673	1,385,302

Total liabilities and shareholders' equity	$2,228,616	$2,149,967	$2,168,632

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,442	$81,846
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	27,651	26,106
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(3,045)	4,375
Foreign currency remeasurement (gain) loss, net	1,790	(3,430)
Deferred income taxes	(5,471)	(18,967)
Restructuring and impairment costs, net of payments	18,685	—
Other, net	12,283	12,131
Changes in operating assets and liabilities, net	(225,648)	(151,429)
Net cash used by operating activities	(97,313)	(49,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(28,370)	(23,567)
Proceeds from sale of property, plant and equipment	1,377	5,072
Other	2,000	(550)
Net cash used by investing activities	(24,993)	(19,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	85,893	(12,195)
Issuance of long-term debt	41,147	—
Repayment of long-term debt	(41,147)	—
Dividends paid to noncontrolling interests	(1,260)	(1,260)
Repurchase of common stock	(1,443)	(12,639)
Dividends paid on common stock	(51,156)	(40,886)
Debt issuance costs and other	(4,946)	(2,828)
Net cash provided (used) by financing activities	27,088	(69,808)

Effect of exchange rate changes on cash	(552)	806
Net decrease in cash and cash equivalents	(95,770)	(137,415)
Cash and cash equivalents at beginning of year	234,128	283,993

Cash and cash equivalents at end of period	$138,358	$146,578

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

The Company also adopted FASB Accounting Standards Update No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") effective April 1, 2018. ASU 2016-15 provides guidance on the disclosure and classification of certain items within the statement of cash flows. The Company adopted ASU 2016-15 using the retrospective approach. The adoption resulted in the reporting of life insurance proceeds as a cash flow from investing activities and a corresponding reclassification for the prior year period, but otherwise did not have a material effect on the Company's consolidated statement of cash flows for the nine-month periods ended December 31, 2018 and 2017.

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

Finally, the Company adopted FASB Accounting Standards Update No. 2016-06, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16") effective April 1, 2018. ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales or transfers of assets other than inventory in the income statement as income tax expense in the period the sale or transfer occurs, rather than deferring those tax effects until the asset has been sold to a third-party or otherwise recognized in earnings through depreciation, amortization, or impairment. In prior fiscal reporting periods, various subsidiaries of the Company have sold tobacco processing equipment to other subsidiaries, and the related income effects have been deferred as required under the previous accounting guidance. Under the modified retrospective transition method required by the guidance, upon the adoption of ASU 2016-16, the Company recorded a $1.9 million reduction to retained earnings in the nine-month period ended December 31, 2018 for the cumulative effect of recognizing the deferred income tax effects on all prior intercompany sales of equipment as of the date of adoption.

Pronouncements to be Adopted in Future Periods

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and the corresponding right-of-use asset as a leased asset in the balance sheet for the term of the lease. This guidance supersedes Topic 840 “Leases” and is effective for fiscal years beginning after December 15, 2018. The Company will be required to adopt ASU 2016-02 effective April 1, 2019, which is the beginning of its fiscal year ending March 31, 2020. The process of cataloging the leasing arrangements for all subsidiaries and operating locations is substantially complete, including both traditional lease arrangements and other arrangements under various service and supply contracts that qualify as leases under ASU 2016-02. The Company has licensed third-party software to track those leasing arrangements and account for the right-of-use assets and related lease obligations. The process of loading lease records and related details into the software platform is currently underway, and the Company is also evaluating and making determinations on the adoption of certain practical expedients for implementation that are provided for under the new guidance. The Company has not yet developed an estimate of the total right-of-use asset and lease obligation balances that will be recorded upon the implementation of ASU 2016-02.

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

NOTE 3.  REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of the Company’s consolidated revenue consists of sales of processed leaf tobacco to customers. The Company also earns revenue from processing leaf tobacco owned by customers and from various other services provided to customers. Payment terms with customers vary depending on customer creditworthiness, product types, services provided, and other factors. Contract durations and payment terms for all revenue categories generally do not exceed one year. Therefore, the Company has applied a practical expedient to not adjust the transaction price for the effects of financing components, as the Company expects that the period from the time the revenue for a transaction is recognized to the time the customer pays for the related good or service transferred will be one year or less. Below is a description of the major revenue-generating categories from contracts with customers.

Tobacco Sales

The majority of the Company’s business involves purchasing leaf tobacco from farmers in the origins where it is grown, processing and packing the tobacco in its factories, and then transferring ownership and control of the tobacco to customers. On a much smaller basis, the Company also sources processed tobacco from third-party suppliers for resale to customers. The contracts for tobacco sales with customers create a performance obligation to transfer tobacco to the customer. Transaction prices for the sale of tobaccos are primarily based on negotiated fixed prices, but the Company does have a small number of cost-plus contracts with certain customers. Cost-plus arrangements provide the Company reimbursement of the cost to purchase and process the tobacco, plus a contractually agreed-upon profit margin. The Company utilizes the most likely amount methodology under the accounting guidance to recognize revenue for cost-plus arrangements with customers. Shipping and handling costs under tobacco sales contracts with customers are treated as fulfillment costs and included in the transaction price. Taxes assessed by government authorities on the sale of leaf tobacco products are excluded from the transaction price. At the point in time that the customer obtains control over the tobacco, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2018	2017	2018	2017

Tobacco sales	$600,848	$619,049	$1,455,617	$1,335,839
Processing revenue	23,143	22,486	62,244	53,115
Other sales and revenue from contracts with customers	10,083	11,008	28,729	30,070
Total revenue from contracts with customers	634,074	652,543	1,546,590	1,419,024
Other operating sales and revenues	2,033	1,038	8,840	7,427
Consolidated sales and other operating revenues	$636,107	$653,581	$1,555,430	$1,426,451

Other operating sales and revenues consists principally of interest on advances to suppliers and dividend income from unconsolidated affiliates.

NOTE 4.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at December 31, 2018, all of which expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at December 31, 2018, was the face amount, $30 million including unpaid accrued interest

($36 million at December 31, 2017, and $20 million at March 31, 2018). The fair value of the guarantees was a liability of approximately $1 million at December 31, 2018 ($1 million at December 31, 2017, and $1 million at March 31, 2018). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $1 million at December 31, 2018, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $12 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $14 million. Those amounts are based on the exchange rate for the Brazilian currency at December 31, 2018. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of December 31, 2018, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $13 million (at the December 31, 2018 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $13 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2018.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $4 million at the December 31, 2018 exchange rate, reflecting a substantial reduction from the original $14 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $4 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2018.

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

Despite the pro-competitive object and effect of the agreement between TLTC and the customer’s subsidiary, in October 2016, the Tanzania Fair Competition Commission (“FCC”) notified TLTC and the customer’s subsidiary that it reviewed the agreement and provisionally concluded that it infringed Tanzania antitrust law by having the object and effect of preventing competition in the purchase of unprocessed green tobacco in the area in which the four grower cooperatives were located. The FCC also provisionally concluded that the Company’s U.S. subsidiary, Universal Leaf Tobacco Company, Inc. (“ULT”), and additional subsidiaries of the customer, were jointly and severally liable for the actions of TLTC and the customer’s Tanzanian subsidiary, respectively. TLTC and ULT submitted a written response contesting the FCC’s allegations, and on February 27, 2018, the FCC issued its decision to TLTC and ULT which ignored TLTC's and ULT's submissions and confirmed its initial conclusion that the agreement infringed Tanzanian antitrust law. In its decision, the FCC concluded incorrectly that the parties to the agreement unfairly benefited in the amount of $105 thousand. The FCC arbitrarily assessed a fine jointly against TLTC and ULT of approximately $197 million and a fine jointly against the customer’s Tanzanian subsidiary and another subsidiary of the customer exceeding $1 billion.

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

On January 22, 2019, the FCC delivered provisional findings regarding two new allegations of antitrust violations. In those two new provisional findings, the FCC has manufactured claims against ULT and ULT's subsidiaries in Tanzania, in addition to other parties in Tanzania. ULT and its Tanzania subsidiaries have already begun working closely with expert legal advisors on these matters and will prepare and submit to the FCC proper and comprehensive responses. Although the new provisional findings have only recently been received, based on the legal consultations to date the Company firmly believes the FCC's new allegations are frivolous and clearly without merit and lack facts, law or economic analysis to support them. In one of the two new matters, based on the Company's review of the provisional findings and consultation with counsel, the Company believes the FCC is seeking an equally large, ludicrous, unwarranted, and unlawful fine as the one sought in the current matter. The FCC's motivations for initiating these additional, spurious allegations against the Company's subsidiaries are unclear. At this time, the Company is unable to predict how long it will take to defend against the new matters including, if necessary, to appeal any final FCC decisions; however, the Company believes it could last several years. At this time, the Company believes that the likelihood of incurring any material liability in the new matters is remote, and no amount has been recorded for either one.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $120 million at December 31, 2018, $136 million at December 31, 2017, and $150 million at March 31, 2018. The related valuation allowances totaled $19 million at December 31, 2018, $24 million at December 31, 2017, and $22 million at March 31,

2018, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $3.0 million in the nine-month period ended December 31, 2018 and increased by net provisions of $4.4 million in the nine-month period ended December 31, 2017. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2018, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $57 million ($52 million at December 31, 2017, and $49 million at March 31, 2018), and the related valuation allowances totaled approximately $18 million ($17 million at December 31, 2017, and $15 million at March 31, 2018). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

New Bank Credit Agreement
On December 20, 2018, the Company entered into a new bank credit agreement that replaced its existing bank credit agreement dated December 30, 2014. Except for extending the maturity dates of the underlying components of the facility and providing for a larger expansion feature, the new agreement is substantially the same as the prior agreement, including a $430 million five-year revolving credit facility (expiring December 20, 2023), a $150 million five-year term loan (due December 20, 2023), and a $220 million seven-year term loan (due December 20, 2025). At closing, the Company had no balances outstanding under the revolving credit facility. Both term loans were fully funded at closing, require no amortization, and are prepayable without penalty prior to maturity. The new facility may be expanded to allow for additional borrowings of up to $200 million under certain conditions. Borrowings under the revolving credit facility and the two term loans bear interest at variable rates plus a margin based on the Company’s credit measures. With respect to the term loans, the Company had receive-floating / pay-fixed interest rate swap agreements in place with respect to the prior loans that were carried over to hedge variable interest payments on the new loans for the remaining terms of the swap agreements. The swap agreements convert the variable benchmark rate to a fixed rate through December 30, 2019 for the five-year term loan, and through December 30, 2021 for the seven-year term loan. With the swap agreements in place, the effective interest rates on the $150 million five-year term loan and the $220 million seven-year term loan were 2.94% and 3.48%, respectively, at December 31, 2018. Prior to the maturity of the swap agreements, those effective interest rates will change only if a change in the Company’s credit measures results in adjustments to the applicable credit spreads specified in the underlying loan agreement. The new credit agreement contains financial covenants that require the Company to maintain certain levels of tangible net worth and leverage. Those covenants are substantially the same as the covenants in the prior bank credit agreement, and the Company was in compliance with the covenants at December 31, 2018.
Compared to the prior credit agreement, there were only limited changes among the individual bank lenders participating in the new agreement. Accordingly, under the applicable accounting guidance, a significant portion of the transaction was accounted for as a debt modification rather than a debt extinguishment. As a result, only an immaterial amount of the unamortized debt issuance costs related to the prior credit agreement were charged to expense. The remainder of those costs were carried over to and will be amortized over the term of the new credit agreement. Similarly, in the consolidated statement of cash flows, rather than the full $370 million principal amount of the term loans, the amounts reported for the issuance and repayment of long-term debt are only $41.1 million, reflecting only the changes in the underlying principal positions among the participating bank lenders.

NOTE 5.   RESTRUCTURING AND IMPAIRMENT COSTS

Universal began sourcing tobacco from Tanzania through third parties in the 1950’s. As the country became a more significant and important origin for tobacco exports, the Company established an operating subsidiary there in 1968 to enable direct procurement and, in 1997, acquired the only leaf tobacco processing facility in the country at that time through a government privatization initiative. Significant investments were made to upgrade, expand, and modernize the processing facility over the years following that acquisition. The expansion of the Company’s buying operations and the factory investments were instrumental in promoting and accommodating significant growth in Tanzanian tobacco production. Total production peaked in 2011, but has since declined more than 60%, reflecting reduced customer demand for the leaf styles grown in Tanzania, primarily due to increased costs and prices for those tobaccos in the field relative to other markets, together with declining global tobacco consumption and initiatives by major multinational cigarette manufacturers to streamline their supply chains. Given the decline in customer demand over recent crop years, as well as regulatory, tax, and other business and operating considerations, the Company undertook a formal review of the Tanzania leaf tobacco market and its operations there in the third quarter. Based on that review, which is still in process at this time, the Company’s operating subsidiaries in Tanzania have taken specific steps to reduce operating costs going into the upcoming crop year, including actions currently being implemented to substantially discontinue a year-round workforce. As a result of that initiative, the subsidiaries have paid or will pay termination benefits totaling approximately $4.0 million to employees whose permanent positions are being eliminated. The total initiative is expected to be completed and all termination benefits paid before the end of February 2019. The subsidiaries will hire employees on a seasonal basis to handle the buying, processing, and shipment of the upcoming crop. The Company recorded the full $4.0 million cost of the termination benefits as a restructuring charge in the quarter ended December 31, 2018.
In addition to the actions being taken with respect to the workforce in Tanzania, based on its review, the Company determined that indicators of impairment in the carrying value of the property, plant and equipment comprising the Tanzania operations were present at December 31, 2018, due to the estimated decrease in production volumes, profitability, and net cash flows for the upcoming crop year, expected further reductions in subsequent crop years, and increased prospects for discontinuing processing operations or potentially exiting the Tanzania market entirely within the next several years. Accordingly, based on the applicable accounting guidance, the Company tested the recoverability of those long-lived assets using undiscounted estimates of the future cash flows from the use of those assets and their eventual disposition. The property, plant and equipment was evaluated for recoverability using two distinct asset groups: (1) the land, building, and equipment comprising the processing facility, and (2) all remaining assets, which are substantially devoted to buying and receiving delivery of unprocessed leaf from farmers and marketing and shipping the processed tobacco to customers. The recoverability tests indicated that both asset groups were impaired at December 31, 2018. As a result, the Company determined the fair value of each asset group based principally on a probability-weighting of the discounted cash flows expected under multiple operating and disposition scenarios. An impairment charge of approximately $14.6 million was recorded to reduce the carrying value of the assets to their indicated fair values. All of the property, plant and equipment assets will continue to be used in buying, processing, and shipping the upcoming crop, and they remain classified as “held and used” at this time as provided for under the accounting guidance. The Company has not concluded its review of the Tanzanian operations, and no decisions have been made with respect to operations following the upcoming crop year. Should the expected cash flows from future use and/or disposition of the assets change from the estimates on which their fair values were determined, additional impairment charges could be required, or gains or losses on any disposition of the assets could be recorded. In addition to the property, plant and equipment, the Company had goodwill related to the Tanzanian operations of approximately $0.9 million which was separately tested for recoverability and fully written off based on the results of that test.
A summary of the restructuring and impairment costs recorded in the quarter ended December 31, 2018 related to the Company’s operations in Tanzania is as follows:

(in thousands, except share and per share data)	Three Months Ended December 31, 2018

Restructuring costs:
Employee termination benefits	$3,974
Impairment costs:
Property, plant and equipment	14,584
Goodwill	889
15,473
Total restructuring and impairment costs	$19,447

The Tanzania operations are part of the Other Regions reportable operating segment within the Company’s flue-cured and burley leaf tobacco operations. The Company expects to realize an income tax benefit on the charge that is less than the benefit determined at the statutory tax rate in Tanzania, primarily because the reduced profitability of the operations is expected to limit utilization of the charge as a deductible expense in the current and future years’ tax returns. For the quarter and nine months ended December 31, 2018, the restructuring and impairment costs reduced operating income and income before income taxes by $19.4 million, net income attributable to Universal Corporation by $15.8 million, and diluted earnings per share by $0.62.
A reconciliation of the liability for termination benefits through December 31, 2018 is as follows:

(in thousands, except share and per share data)	Three Months Ended December 31, 2018

Costs charged to expense	$3,974
Payments	(734)
Balance at December 31, 2018	$3,240

NOTE 6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2018	2017	2018	2017

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$28,135	$45,400	$72,760	$75,144

Denominator for basic earnings per share
Weighted average shares outstanding	25,162,268	25,230,336	25,126,595	25,323,796

Basic earnings per share	$1.12	$1.80	$2.90	$2.97

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$28,135	$45,400	$72,760	$75,144

Denominator for diluted earnings per share:
Weighted average shares outstanding	25,162,268	25,230,336	25,126,595	25,323,796
Effect of dilutive securities
Employee share-based awards	203,498	230,073	202,878	222,274
Denominator for diluted earnings per share	25,365,766	25,460,409	25,329,473	25,546,070

Diluted earnings per share	$1.11	$1.78	$2.87	$2.94
NOTE 7.   INCOME TAXES

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

In December 2017, the Tax Cuts and Jobs Act of 2017 was passed by the United States Congress and signed into law by the President. This new law made significant changes to U.S. income taxation at the federal level for individuals, pass-through entities, and corporations. For corporations, the changes included a reduction in the statutory rate on taxable income from 35% to 21% and a move from a worldwide tax system to a system that is more territorial-based for companies with foreign operations. To accommodate the move from the previous worldwide tax system, the law provided for a one-time transition tax on the undistributed post-1986 earnings of foreign subsidiaries as of either November 2, 2017 or December 31, 2017, whichever undistributed earnings amount was greater. Other provisions of the new law allow for immediate expensing of investments in property, plant, and equipment and impose limitations on the deductibility of interest, executive compensation, and meals and entertainment expense. For tax years beginning after the date of enactment, the new law requires that certain income earned by foreign subsidiaries, referred to in the law as global intangible low-taxed income ("GILTI"), be included in the U.S. taxable income of the parent company. The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred and has not recorded any deferred taxes on temporary book-tax differences related to this income. For the fiscal year ending March 31, 2019, the Company’s U.S. federal statutory tax rate is the 21% rate under the new law. For the fiscal year ended March 31, 2018, the Company's U.S. federal statutory tax rate was 31.5%, reflecting a portion of the year at the 35% rate under the old law and a portion at the 21% rate under the new law. As in prior years, the Company continues to assume repatriation of all undistributed earnings of its consolidated foreign subsidiaries and has therefore provided for expected foreign withholding taxes on the distribution of those earnings where applicable, net of any U.S. tax credit attributable to those withholding taxes.

Under the applicable accounting guidance, the Company accounted for the effects of the changes in the U.S. tax law in the period in which they were enacted, which was the third quarter of fiscal year 2018. The changes resulted in a one-time reduction of income tax expense of approximately $10.5 million for the quarter and nine months ended December 31, 2017, primarily from remeasuring deferred tax assets and liabilities to the tax rates at which they are expected to reverse in future periods and from adjusting the liability recorded for U.S. income taxes on undistributed foreign earnings to the amounts expected to be paid under specific one-time transition tax provisions of the new law. Due to the complexities associated with understanding and applying various aspects of the new law and quantifying or estimating amounts upon which calculations required to account for new law were based, the U.S. Securities and Exchange Commission (“SEC”) issued guidance permitting corporations to record and report specific items impacted by the new law on a provisional basis using reasonable estimates where final amounts had not been determined. The guidance allowed a measurement period of no more than one year from the date of enactment of the new law to complete all adjustments to amounts recorded on a provisional basis. In the fourth quarter of fiscal year 2018, the one-time reduction of income tax expense for the effect of the new law was lowered from $10.5 million to $4.5 million, reflecting the collection and analysis of additional information for certain foreign subsidiaries, as well as subsequent clarifying guidance issued with respect to the new law. Further adjustments after the fourth quarter of fiscal year 2018 were not material, and all effects of the new law that were previously accounted for on a provisional basis have been designated as final during the quarter ended December 31, 2018.
The consolidated effective income tax rates for the quarter and nine months ended December 31, 2018 were approximately 20% and 19%, respectively.  During the first and second quarters, the Company reversed amounts previously recorded for dividend withholding taxes on distributed and undistributed retained earnings of a foreign subsidiary.  The reversal followed the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary and was attributable to retained earnings amounts previously distributed or expected to be distributed prior to the expiration of the tax holiday.  Without the dividend withholding tax reversal, the consolidated effective income tax rate for the nine months would have been approximately 27%.  Consolidated income tax expense for the current year periods was generally based on the mix of U.S. and foreign earnings at the projected effective tax rates for fiscal year 2019 across all subsidiaries in their respective tax jurisdictions, plus certain incremental U.S. taxes applicable to a portion of the Company’s foreign earnings under the new tax law.  The effective tax rates for the quarter and nine months also reflect the benefit of various tax planning opportunities, as well as the net effect of several items that were accounted for on a discrete basis in each quarterly reporting period.
.
The consolidated effective income tax rates for the quarter and nine months ended December 31, 2017, which were determined under the prior U.S. corporate income tax law, were approximately 19% and 24%, respectively.  With the exception of the $10.5 million one-time reduction of income tax expense from the enactment of the new law, those rates were primarily determined under the prior U.S. corporate income tax law. Excluding the one-time expense reduction related to the enactment of the new law, the effective income tax rates would have been approximately 36% and 34% for the quarter and nine months ended December 31, 2017, respectively. Consolidated income tax expense for those periods includes the net effect of smaller items that were accounted for on a discrete basis that did not materially impact the effective tax rate for either period.

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

Cash Flow Hedging Strategy for Interest Rate Risk

In January 2015, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two non-amortizing term loans outstanding under a bank credit agreement entered into in December 2014. As discussed in Note 4, in December 2018, the Company replaced the 2014 bank credit agreement with a new credit agreement, and the two term loans were replaced and repaid with the proceeds of term loans under the new agreement having identical principal amounts and substantially the same terms as the prior loans, except for extended maturity dates. The interest rate swap agreements continue to hedge the interest payment cash flows on the new term loans. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At December 31, 2018, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil, although the Company has also recently entered forward contracts to hedge exchange rate risk for a portion of the forecast tobacco purchases from the upcoming crop in Mozambique. The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during the first nine months of fiscal years 2019 and 2018 was as follows:

	Nine Months Ended December 31,
(in millions of dollars)	2018	2017

Tobacco purchases	$71.9	$19.4
Processing costs	18.1	7.3
Total	$90.0	$26.7

The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the nine months ended December 31, 2018 primarily reflect variations in the timing of fixed-price orders from customers for their purchases from the respective crop years in Brazil, as well as the additional hedging of forecast tobacco purchases in Mozambique. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward and option contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward and option contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

All forward contracts to hedge purchases of the 2018 crop in Brazil matured and settled by December 31, 2018, and no contracts had yet been entered to hedge forecast purchases of the 2019 crop. For substantially all hedge gains and losses recorded in accumulated other comprehensive loss for Brazil purchases at December 31, 2018, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2019. For the contracts entered to hedge forecast Mozambique tobacco purchases, those purchases are expected to be completed by the second quarter of fiscal year 2020 and remain probable of occurring, so none of the hedges were de-designated at December 31, 2018.

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

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at December 31, 2018 and 2017, and March 31, 2018, were approximately $38.7 million, $21.2 million, and $27.3 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2018	2017	2018	2017

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(3,467)	$2,562	$(792)	$1,136
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$663	$(314)	$1,395	$(1,231)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$592	$—	$(2,338)	$(1,101)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(713)	$(283)	$(1,267)	$(725)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—		$—	$(5)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Mozambique

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(897)	$1,100	$(3,654)	$397
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the forward and option foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Mozambique, a net hedge loss of approximately $1.2 million remained in accumulated other comprehensive loss at December 31, 2018. That balance reflects gains and losses on contracts related to the 2018 Brazil crop and 2019 Mozambique crop, less the amount reclassified to earnings related to tobacco sold through December 31, 2018. The majority of the balance in accumulated other comprehensive loss is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2019 as that tobacco is sold to customers, while the balance related to the 2019 Mozambique crop is not expected to be recognized in earnings until that tobacco is sold in fiscal year 2020. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2018 and 2017, and March 31, 2018:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2018	December 31, 2017	March 31, 2018		December 31, 2018	December 31, 2017	March 31, 2018

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$6,075	$4,516	$8,262	Other long-term liabilities	$—	$—	$—

Foreign currency exchange contracts	Other current assets	592	—	19	Accounts payable and accrued expenses	—	—	123
Total		$6,667	$4,516	$8,281		$—	$—	$123

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$103	$379	$341	Accounts payable and accrued expenses	$34	$15	$269
Total		$103	$379	$341		$34	$15	$269

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

Recurring Fair Value Measurements

At December 31, 2018 and 2017, and at March 31, 2018, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	December 31, 2018
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,716	$—	$—	$—	$1,716
Trading securities associated with deferred compensation plans	—	15,115	—	—	15,115
Interest rate swap agreements	—	—	6,075	—	6,075
Foreign currency exchange contracts	—	—	697	—	697
Total financial assets measured and reported at fair value	$1,716	$15,115	$6,772	$—	$23,603

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$784	$784
Foreign currency exchange contracts	—	—	34	—	34
Total financial liabilities measured and reported at fair value	$—	$—	$34	$784	$818

	December 31, 2017
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,625	$—	$—	$—	$1,625
Trading securities associated with deferred compensation plans	—	17,386	—	—	17,386
Interest rate swap agreements	—	—	4,516	—	4,516
Foreign currency exchange contracts	—	—	379	—	379
Total financial assets measured and reported at fair value	$1,625	$17,386	$4,895	$—	$23,906

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,149	$1,149
Foreign currency exchange contracts	—	—	15	—	15
Total financial liabilities measured and reported at fair value	$—	$—	$15	$1,149	$1,164

	March 31, 2018
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$89,767	$—	$—	$—	$89,767
Trading securities associated with deferred compensation plans	—	17,519	—	—	17,519
Interest rate swap agreements	—	—	8,262	—	8,262
Foreign currency exchange contracts	—	—	360	—	360
Total financial assets measured and reported at fair value	$89,767	$17,519	$8,622	$—	$115,908

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$974	$974
Foreign currency exchange contracts	—	—	392	—	392
Total financial liabilities measured and reported at fair value	$—	$—	$392	$974	$1,366

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2018 and 2017 is provided below.

	Nine Months Ended December 31,
(in thousands of dollars)	2018	2017

Balance at beginning of year	$974	$1,177
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(777)	(1,047)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	746	1,051
Change in discount rate and estimated collection period	44	28
Currency remeasurement	(203)	(60)
Balance at end of period	$784	$1,149

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates December 31, 2018, December 31, 2017, and March 31, 2018. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

Nonrecurring Fair Value Measurements

Long-Lived Assets

As discussed in Note 5, due to business changes that have affected the leaf tobacco market in Tanzania and the Company's operations there, the long-lived assets of those operations were tested for impairment at December 31, 2018, and an impairment charge was recorded to reduce their carrying value to fair value. The long-lived assets consist principally of the Company's processing facility and equipment, storage facilities, tobacco buying and receiving stations, employee housing, and vehicles and transportation equipment. The aggregate fair value and carrying value of those assets following the impairment adjustments was approximately $17 million. The fair values of the property, plant and equipment were determined based principally on a probability-weighting of the discounted cash flows expected under multiple operating and disposition scenarios. Significant judgment was required in estimating the amount and timing of the future cash flows associated with the use and disposition of the assets, as well as the probabilities associated with the respective operating and disposition scenarios. Accordingly, the nonrecurring measurement of the fair value of these assets is classified within Level 3 of the fair value hierarchy.

NOTE 10.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2018	2017	2018	2017

Service cost	$1,433	$1,314	$60	$64
Interest cost	2,503	2,436	342	381
Expected return on plan assets	(3,693)	(3,717)	(24)	(22)
Net amortization and deferral	902	815	(193)	(71)
Net periodic benefit cost	$1,145	$848	$185	$352

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2018	2017	2018	2017

Service cost	$4,340	$3,943	$177	$193
Interest cost	7,469	7,309	1,012	1,150
Expected return on plan assets	(11,081)	(11,151)	(74)	(66)
Net amortization and deferral	2,706	2,445	(581)	(213)
Net periodic benefit cost	$3,434	$2,546	$534	$1,064

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

During the nine months ended December 31, 2018, the Company made contributions of approximately $21.9 million to its pension plans. Additional contributions of $7.7 million are expected during the remaining three months of fiscal year 2019.

NOTE 11.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Executive Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plans consistently, following previously defined guidelines. In recent years, the Compensation Committee has awarded only grants of RSUs and PSAs. Awards of restricted stock, RSUs, and PSAs are currently outstanding under the Plans. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest at the end of a three-year performance period that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive RSUs following each annual meeting of shareholders and previously received restricted stock. RSUs awarded to outside directors vest three years after the grant date, and restricted shares vest upon the individual’s retirement from service as a director.

During the nine-month periods ended December 31, 2018 and 2017, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2018	2017

RSUs:
Number granted	71,200	59,550
Grant date fair value	$66.30	$66.05

PSAs:
Number granted	54,800	39,100
Grant date fair value	$57.12	$60.37

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the nine-month periods ended December 31, 2018 and 2017, the Company recorded total stock-based compensation expense of approximately $7.1 million and $5.7 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.3 million during the remaining three months of fiscal year 2019.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2018	2017	2018	2017

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$78,009	$99,452	$261,347	$211,444
Other Regions (1)	483,161	474,351	1,089,180	1,039,927
Subtotal	561,170	573,803	1,350,527	1,251,371
Other Tobacco Operations (2)	74,937	79,778	204,903	175,080
Consolidated sales and other operating revenue	$636,107	$653,581	$1,555,430	$1,426,451

OPERATING INCOME
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$3,147	$3,588	$20,395	$13,784
Other Regions (1)	53,283	56,895	96,828	98,225
Subtotal	56,430	60,483	117,223	112,009
Other Tobacco Operations (2)	6,210	5,422	8,081	5,310
Segment operating income	62,640	65,905	125,304	117,319
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)	(5,512)	(6,404)	(5,437)	(6,636)
Restructuring and impairment costs (4)	(19,447)	—	(19,447)	—
Consolidated operating income	$37,681	$59,501	$100,420	$110,683

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended December 31,
(in thousands of dollars)	2018	2017
Foreign currency translation:
Balance at beginning of year	$(23,942)	$(33,138)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax expense of $(6,019) in 2017)	(13,196)	11,179
Less: Net loss on foreign currency translation attributable to noncontrolling interests	(3)	(198)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(13,199)	10,981
Balance at end of period	$(37,141)	$(22,157)

Foreign currency hedge:
Balance at beginning of year	$(35)	$(258)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $616 and $(100))	(5,493)	1,721
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(267) and $60) (1)	3,129	(1,037)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,364)	684
Balance at end of period	$(2,399)	$426

Interest rate hedge:
Balance at beginning of year	$6,528	$1,398
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $166 and $(398)	(626)	738
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $293 and $(431)) (2)	(1,102)	800
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,728)	1,538
Balance at end of period	$4,800	$2,936

Pension and other postretirement benefit plans:
Balance at beginning of year	$(42,615)	$(37,561)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax benefit of $(448) and $(1,177)) (3)	1,688	912
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,688	912
Balance at end of period	$(40,927)	$(36,649)

Total accumulated other comprehensive loss at end of period	$(75,667)	$(55,444)

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
NOTE 14. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the nine months ended December 31, 2018 and 2017 is as follows:

	Nine Months Ended December 31, 2018			Nine Months Ended December 31, 2017
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,342,429	$42,873	$1,385,302	$1,286,489	$40,089	$1,326,578

Changes in common stock
Repurchase of common stock	(397)	—	(397)	(2,790)	—	(2,790)
Accrual of stock-based compensation	7,104	—	7,104	5,714	—	5,714
Withholding of shares from stock-based compensation for grantee income taxes	(2,657)	—	(2,657)	(2,828)	—	(2,828)
Dividend equivalents on RSUs	714	—	714	529	—	529

Changes in retained earnings
Net income	72,760	3,682	76,442	75,144	6,702	81,846
Cash dividends declared
Common stock	(56,171)	—	(56,171)	(41,051)	—	(41,051)
Repurchase of common stock	(1,046)	—	(1,046)	(9,849)	—	(9,849)
Dividend equivalents on RSUs	(714)	—	(714)	(529)	—	(529)
Adoption of FASB Accounting Standards Update 2016-16 eliminating deferred income taxes on unrecognized gains on intra-entity transfers of assets other than inventory	(1,934)	—	(1,934)	—	—	—

Other comprehensive income (loss)	(15,603)	3	(15,600)	14,115	198	14,313

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(1,260)	(1,260)	—	(1,260)	(1,260)
Balance at end of period	$1,344,485	$45,298	$1,389,783	$1,324,944	$45,729	$1,370,673

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

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in the first half of the fiscal year, we generally see inventory levels and other working capital items decrease in the second half of our fiscal year as crops in Africa, South America, and North America are being shipped. We saw the beginning of the seasonal contraction in our working capital requirements by the end of our third quarter of the fiscal year 2019. Tobacco inventory levels declined, cash flow utilized by our operations decreased, and cash balances increased in the three months ended December 31, 2018. We funded our working capital needs in the nine months ended December 31, 2018, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect shipments to continue to be weighted to the second half of the fiscal year.

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

Operating Activities
We used $97.3 million in net cash flows to fund our operations during the nine months ended December 31, 2018. That amount was $47.9 million higher compared to the nine months ended December 31, 2017, when we used $49.4 million in net cash flows. Tobacco inventory levels increased by $187.8 million from March 31, 2018 levels to $867.2 million at December 31, 2018, on seasonal leaf purchases. Tobacco inventory levels were $71.0 million above December 31, 2017 levels, mainly due to larger burley crops in Africa, higher dark tobacco wrapper inventories and later timing of Brazilian shipments. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At December 31, 2018, our uncommitted inventories were $122.9 million, or about 14% of total tobacco inventory, compared to $107.2 million, or about 16% of our March 31, 2018 inventory, and $125.4 million, or about 16% of our December 31, 2017 inventory. The level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2018, on deliveries of crops by farmers in South America, Africa, and North America. Cash and cash equivalent balances and accounts receivable decreased by $95.8 million and $40.6 million, respectively, from March 31, 2018 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $98.9 million at December 31, 2018, a reduction of $23.8 million from March 31, 2018, as crops were delivered in payment of those balances, net of new advances on current crops. Accounts receivable from unconsolidated affiliates and customer advances and deposits were up $75.5 million and $49.3 million, respectively, from March 31, 2018 levels, on seasonal increases. Accounts payable and accrued expenses were $144.1 million at December 31, 2018, a reduction of $19.7 million from March 31, 2018, as crops settling farmer obligations were delivered.

Accounts receivable - unconsolidated affiliates were up $75.7 million at December 31, 2018, compared to December 31, 2017, on larger crops and timing of crop purchases. Notes payable and overdrafts were also up $78.5 million at December 31, 2018, compared to December 31, 2017, on higher utilization of local credit lines this fiscal year.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our core tobacco business; increasing our strong dividend; exploring growth opportunities in adjacent industries and markets that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the nine months ended December 31, 2018 and 2017, we invested about $28.4 million and $23.6 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $27.7 million and $26.1 million for the nine months ended December 31, 2018 and 2017, respectively. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $35 to $45 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses. We expect that about 25% of those capital expenditures will be for non-maintenance investments in our business.

Our Board of Directors approved our current share repurchase program in November 2017. The program expires in November 2019 and authorizes the purchase of up to $100 million of our common stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended December 31, 2018, we did not purchase any shares of common stock. As of December 31, 2018, approximately 25.0 million shares of our common stock were outstanding and our available authorization under our current share repurchase program was $89.6 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization of approximately 24% at December 31, 2018, was up from the December 31, 2017 level of approximately 18% and the March 31, 2018 level of approximately 12%. As of December 31, 2018, we had $138.4 million in cash and cash equivalents, our short-term debt totaled $129.3 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

On December 20, 2018, we entered into a new bank credit agreement that replaced our existing bank credit agreement dated December 30, 2014. The terms of the new agreement are substantially similar to the terms of the prior agreement, and like the prior agreement, the new agreement established a five-year committed revolving credit facility of $430 million, a funded $150 million five-year term loan, and a funded $220 million seven-year term loan. The new revolving credit facility replaced a $430 million revolving credit facility that would have matured in December 2019 and a $150 million five-year term loan and a $220 million seven-year term loan that would have matured in December 2019 and December 2021, respectively. The financial covenants under the new revolving credit facility are substantially similar to those of the previous facility and require us to maintain certain levels of tangible net worth and leverage. Under applicable accounting guidance, a significant portion of the replacement of the term loans was accounted for as a debt modification rather than a debt extinguishment.

As of December 31, 2018, we had $430 million available under our committed revolving credit facility that will mature in December 2023, and we had about $133 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing before fiscal year 2024. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2018, the fair value of our outstanding interest rate swap agreements was an asset of about $6.1 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also enter forward and option contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At December 31, 2018, the fair value of those contracts was an asset of about $0.6 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was an immaterial net asset at December 31, 2018.

Results of Operations

Amounts described as net income (loss) and earnings (loss) per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. The total for segment operating income (loss) referred to in the discussion below is a non-GAAP financial measure. This measure is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), operating income (loss), cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and it may not be comparable to similarly titled measures reported by other companies. We have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 12. "Operating Segments" to the consolidated financial statements in Item 1. We evaluate our segment performance excluding certain significant charges or credits. We believe this measure, which excludes these items that we believe are not indicative of our core operating results, provides investors with important information that is useful in understanding our business results and trends.

Net income for the nine months ended on December 31, 2018, of $72.8 million, or $2.87 per diluted share, compared with $75.1 million, or $2.94 per diluted share, for the same period of the prior fiscal year. Those results included certain non-recurring items, detailed in Other Items below, which decreased diluted earnings per share by $0.32 and increased diluted earnings per share by $0.41 for the nine months ended December 31, 2018 and December 31, 2017, respectively. Excluding those non-recurring items, net income and earnings per share increased by $16.2 million and $0.66, respectively, for the nine-month period compared to the prior fiscal year. Operating income of $100.4 million for the nine months ended December 31, 2018, which included restructuring and impairment charges of $19.4 million in Tanzania detailed in Other Items below, decreased by $10.3 million, compared to operating income of $110.7 million for the nine months ended December 31, 2017. Segment operating income was $125.3 million for the nine months ended December 31, 2018, an increase of $8.0 million, compared to segment operating income of $117.3 million for the nine months ended December 31, 2017. Results reflected earnings improvements in the North America and Other Tobacco Operations segments and flat results for the Other Regions segment for the nine months ended December 31, 2018. Consolidated revenues increased by $129.0 million to $1.6 billion for the nine months ended December 31, 2018, compared to the same period in the prior fiscal year, primarily due to higher sales and processing volumes.

For the third fiscal quarter ended December 31, 2018, net income was $28.1 million, or $1.11 per diluted share, compared with net income of $45.4 million, or $1.78 per diluted share, for the prior year’s third fiscal quarter. Those results included certain non-recurring items, detailed in Other Items below, which decreased diluted earnings per share by $0.62 and increased diluted earnings per share by $0.41 for the quarters ended December 31, 2018 and December 31, 2017, respectively. Excluding those non-recurring items, net income and earnings per share increased by $9.1 million and $0.36, respectively, for the third fiscal quarter of 2019 compared to the prior year. Operating income for the third quarter of fiscal year 2019, which included restructuring and impairment charges of $19.4 million in Tanzania detailed in Other Items below, decreased to $37.7 million from $59.5 million for the three months ended December 31, 2017. Segment operating income was $62.6 million for the quarter ended December 31, 2018, a decrease of $3.3 million, compared to segment operating income of $65.9 million for the quarter ended December 31, 2017. For the quarter ended December 31, 2018, consolidated revenues decreased by $17.5 million to $636.1 million compared to $653.6 million for the three months ended December 31, 2017, on lower sales prices and a less favorable product mix.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment decreased by $1.4 million to $96.8 million for the nine months and by $3.6 million to $53.3 million for the quarter ended December 31, 2018, compared with the same periods for fiscal year 2018, as benefits from stronger sales and processing volumes were outweighed by higher selling, general and administrative costs. In both periods, volumes increased in Africa, mainly from higher carryover crop sales and increased burley production volumes there this fiscal year. In South America, lamina volumes declined due to delayed receipt of shipping instructions from customers, while third-party processing volumes increased. Results for Asia reflected higher sales and trading volumes for the nine months ended December 31, 2018, while Europe saw improvements in processing volumes and sheet sales for the period. Selling, general, and administrative costs were higher for the nine months and quarter ended December 31, 2018, primarily from negative foreign currency remeasurement and exchange variances, higher compensation and incentive accruals, higher customer claim costs, partially offset by higher net recoveries on advances to suppliers, compared with the same periods in the prior fiscal year. Revenues for the Other Regions segment of $1.1 billion for the nine months and $483.2 million for the quarter ended December 31, 2018, were up $49.3 million and $8.8 million, respectively, compared to the same period last year, on higher volumes and processing revenues, offset in part by lower prices and a less favorable mix.

North America

Operating income for the North America segment of $20.4 million for the nine months and $3.1 million for the quarter ended December 31, 2018, was up by $6.6 million and down by $0.4 million, respectively, compared to the same periods for the prior fiscal year. The improvement in the nine months ended December 31, 2018, was mainly driven by higher carryover crop sales volumes on shipments delayed from the fourth quarter of fiscal 2018 due to reduced transportation availability in the United States. Results for both the nine months and quarter ended December 31, 2018, included higher shipment volumes from Guatemala and Mexico, compared to the same periods in fiscal year 2018. Results for the quarter ended December 31, 2018, were negatively impacted by later processing and shipment timing in the United States compared to the same quarter in the prior fiscal year. Selling, general, and administrative costs for the North America segment for the nine months ended December 31, 2018, were flat, though declined as a percentage of sales, and for the quarter ended December 31, 2018 were up slightly, both compared to the same periods in the prior fiscal year. Revenues for this segment increased by $49.9 million to $261.3 million for the nine months ended December 31, 2018, compared to the same period in the prior fiscal year, on the higher sales volumes and green leaf prices, partly offset by lower processing revenues. For the quarter ended December 31, 2018, revenues for the North America segment were down $21.4 million to $78.0 million on lower sales volumes and processing revenues, partly mitigated by a more favorable sales mix.

Other Tobacco Operations

The Other Tobacco Operations segment operating income increased by $2.8 million to $8.1 million for the nine months and by $0.8 million to $6.2 million for the quarter ended December 31, 2018, compared with the same periods for the prior fiscal year. In both periods, results for the dark tobacco operations reflected higher sales of wrapper tobacco, and higher processing and other revenues. Those improvements were partly offset by declines in the oriental joint venture on lower sales volumes in the nine months, a less favorable sales mix in the quarter, and the absence of gain on the sale of idle assets compared to last year’s third fiscal quarter, offset in part by favorable currency remeasurement variances in both the nine months and quarter, compared to those periods in fiscal year 2018. Selling, general, and administrative costs for the segment were up for both the nine months and quarter ended December 31, 2018, compared with the same periods in the prior fiscal year, as higher value-added tax charges were only partly offset by favorable currency remeasurement comparisons. Revenues for the segment increased by $29.8 million to $204.9 million for the nine months ended December 31, 2018, compared to the same period in the prior fiscal year, largely as a result of the higher wrapper tobacco sales volumes and increased processing and other revenues. For the quarter ended December 31, 2018, revenues for the segment decreased by $4.8 million to $74.9 million mainly on lower sales volumes from the timing of shipments of oriental tobaccos into the United States.

Other Items

Cost of goods sold increased by 8% to $1.3 billion for the nine months and decreased by 4% to $0.5 billion for the quarter ended December 31, 2018, respectively, both compared with the same periods in the prior fiscal year, and consistent with similar percentage changes in revenues. The decline in the third quarter of fiscal 2019 also reflected a higher mix of by-products. Selling, general, and administrative costs for the nine months ended December 31, 2018, increased by $22.5 million to $167.2 million, mainly driven by negative foreign currency remeasurement and exchange variances of about $9 million, primarily in Africa, Europe, and South America, higher compensation and incentive accruals, and higher value-added tax charges, partly offset by higher net recoveries on advances to suppliers, compared with the same period in the prior year. Selling, general, and administrative costs were up $9.3 million for the three months ended December 31, 2018, compared to the same period in the prior year, on higher compensation and incentive accruals and higher value-added tax charges.

For the nine months ended December 31, 2018, the Company’s consolidated effective income tax rate on pretax earnings was 19%. For the three months ended December 31, 2018, the effective income tax rate was 20%. Income tax expense for the nine months includes a $7.8 million ($0.30 per diluted share) benefit from reversing a portion of a liability previously recorded for dividend withholding taxes on the cumulative retained earnings of a foreign subsidiary. Without the dividend withholding tax reversal, the consolidated effective income tax rate would have been 27%. The effective tax rates for both the quarter and nine months ended December 31, 2018 include the benefit of various tax planning opportunities, as well as the net effect of items accounted for on a discrete basis in the respective reporting periods. For the nine months and quarter ended December 31, 2017, the Company’s consolidated effective income tax rates were 24% and 19%, respectively. Income tax expense for those periods included a one-time reduction of $10.5 million ($0.41 per diluted share) from the enactment of major changes to U.S. corporate income tax law in December 2017. Excluding that reduction, the effective tax rates for the nine months and quarter ended December 31, 2017, would have been 34% and 36%, respectively.

Results for the nine months and third fiscal quarter ended December 31, 2018, included restructuring and impairment charges of $19.4 million ($0.62 per diluted share) recorded to reflect the cost of workforce reductions and impairment in the carrying value of property, plant, and equipment assets as a result of changes in the Company’s business in Tanzania. Please see Note 5 "Restructuring and Impairment Costs" to the consolidated financial statements in Item 1.

General Overview

As we have moved into the seasonally stronger back half of our fiscal year, we have continued to perform well. In the nine months ended December 31, 2018, we have increased our volumes and revenues and expanded services to our customers, and we forecast that our volumes for this fiscal year will be higher than the prior year. Our balance sheet also remains strong, and we successfully refinanced our $800 million bank credit agreement in December, which we believe positions us to meet the future financial needs of our business.

As the leading global leaf supplier, we remain committed to strengthening our market share and investing for growth in our core tobacco business. As we recently announced, we are expanding our leaf purchasing, processing, and grower support services in the Philippines, as part of a new leaf supply arrangement with one of our major customers, who had previously purchased and processed their own tobacco. This arrangement will increase the efficiency of the supply chain in that origin by providing procurement synergies and economies of scale.

Another aspect of improving efficiencies and reducing costs in the supply chain is ensuring that our operations and footprint support and reflect global market demand for leaf. Customer demand over recent years for tobacco sourced from Tanzania has declined. As a result, we have undertaken a review of the Tanzanian leaf tobacco market and our operations there. The review is ongoing, and we have decided to substantially reduce our permanent workforce and have incurred an impairment charge on certain assets there. This move and the expansion of services in the Philippines are consistent with our continued focus on effective rationalization of global leaf procurement supply chains, appropriate with changes in our customers’ leaf tobacco requirements to maintain strong and stable markets into the future.

Looking forward, we expect that our fourth quarter shipments will be strong. We are, however, continuing to monitor container and vessel availability, particularly in Brazil, which may shift some shipments into the first quarter of fiscal year 2020.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in January 2015, debt carried at variable interest rates was approximately $129 million at December 31, 2018. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1.3 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchases of shares of our common stock during the three-month period ended December 31, 2018:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2018	—	$—	—	$89,586,294
November 1-30, 2018	—	—	—	89,586,294
December 1-31, 2018	—	—	—	89,586,294
Total	—	$—	—	$89,586,294

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

 ITEM 6.   EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2018 and 2017, (ii) the Consolidated Balance Sheets at December 31, 2018, December 31, 2017, and March 31, 2018, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 7, 2019	UNIVERSAL CORPORATION
(Registrant)

/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert M. Peebles
Robert M. Peebles, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language)).*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended December 31, 2018 and 2017, (ii) the Consolidated Balance Sheets at December 31, 2018, December 31, 2017, and March 31, 2018, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements.

__________
*Filed herewith