Form 10-K
period 2019-03-31
UNIVERSAL CORP /VA/
filed 2019-05-24
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________TO_______________
Commission File Number: 001-00652
UNIVERSAL CORPORATION
(Exact Name of Registrant as Specified In Its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-0414210 (I.R.S. Employer Identification Number)

9201 Forest Hill Avenue, Richmond, Virginia (Address of Principal Executive Offices)	23235 (Zip Code)
Registrant's Telephone Number, including Area Code: 804-359-9311
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value	Trading Symbol(s) UVV	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 28, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.6 billion.
As of May 20, 2019, the total number of shares of common stock outstanding was 24,989,460.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's 2019 Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2019.

UNIVERSAL CORPORATION
FORM 10-K

Forward-Looking Statements
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
General
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
Overview
We are the leading global leaf tobacco supplier. We operate in over 30 countries on five continents and procure, finance, process, pack, store and ship leaf tobacco and other agri-products. Tobacco has been our principal focus since our founding in 1918. The largest portion of our business involves procuring and processing flue-cured and burley leaf tobacco for manufacturers of consumer tobacco products. We do not manufacture any consumer products. Rather, we support consumer product manufacturers by selling them processed raw products and performing related services for them. Our reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, and certain tobacco- and agribusiness-related services. We generated approximately $2.2 billion in consolidated revenues and earned $161.2 million in total operating income and $186.8 million in total segment operating income in fiscal year 2019. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

Key Operating Principles
We believe that by following several key operating principles we can continue to produce good financial returns and enhance shareholder value. These key operating principles are:

•
Strategic market position. We work closely with both our customers and our suppliers to ensure that we deliver a product that meets our customers' needs while cultivating a strong, sustainable supplier base. We balance purchases of leaf tobacco against indicated customer demand and maintain global procurement and production operations to maximize supply chain efficiencies.

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

•
Compliant products. Customers expect a sustainable supply of compliant, traceable, competitively-priced product, and we believe that we lead in delivering these products. Among other initiatives, we invest in training farmers in good agricultural practices that encompass crop quality, sustainability, environmental stewardship and agricultural labor standards.

•
Diversified sources. Our business is reliant on a strong and resilient supply chain, which enables us to deliver a stable supply of quality tobacco to our customers. We operate in over 30 countries on five continents and maintain a presence in all major flue-cured, burley, oriental, and dark air-cured tobacco origin markets. This global presence allows us to meet our customers' diverse leaf requirements while minimizing the effects of adverse crop conditions and other localized supply disruptions.

•
Financial strength. Financial strength is critical and enables us to fund our global operations efficiently and to facilitate investment when suitable opportunities arise. Management of liquidity, interest expense, and capital costs provides us with a competitive advantage, affords us flexibility when responding to customer requirements and market changes, and allows us to enhance shareholder value.

Additional Information
Our website address is www.universalcorp.com. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the SEC. Access to these filings on our website is available free of charge. Copies are also available, without charge, from Universal Corporation Investor Relations, 9201 Forest Hill Avenue, Richmond, VA 23235. Reports filed with the SEC may be viewed at www.sec.gov. We also post our press releases on our website. Information on our website is not deemed to be incorporated by reference into this Annual Report.
In addition, our Corporate Governance Guidelines, Code of Conduct, and charters for the Audit Committee, the Compensation Committee, the Executive Committee, the Finance and Pension Investment Committee, and the Nominating and Corporate Governance Committee are available free of charge to shareholders and the public through the “Corporate Governance” section of our website. Printed copies of the foregoing are available to any shareholder upon written request to our Treasurer at the address set forth on the cover of this Annual Report or may be requested through our website, www.universalcorp.com.

B.	Description of Business
General
Our primary business is procuring, financing, processing, packing, storing, and shipping leaf tobacco for sale to manufacturers of consumer tobacco products. Procuring leaf tobacco involves contracting with, providing agronomy support to, and financing farmers in many origins. We do not manufacture cigarettes or other consumer tobacco products. Rather, we support consumer product manufacturers by selling them processed leaf tobacco and performing related services for them. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing origins around the world, we contract, purchase, process, and sell flue-cured and burley tobaccos, as well as dark air-cured and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes as well as in shisha and next generation products, and dark air-cured tobaccos are used mainly in the manufacture of cigars, natural wrapped cigars and cigarillos, smokeless, and pipe tobacco products. We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, service cutting for select manufacturers, manufacturing reconstituted leaf tobacco, and managing just-in-time inventory.
Several important operating factors characterize our company and our primary business, leaf tobacco:
•Experience dealing with large numbers of farmers,
•Expertise in delivering a sustainable supply of compliant, traceable, competitively-priced leaf tobacco,
•Capability to meet unique customer requirements for style, volume and quality,
•Longstanding customer, farmer and community relationships,
•Presence in all major leaf tobacco sourcing areas, and
•Financial strength and flexibility.
In addition to our leaf tobacco business, we are involved in other smaller-scale tobacco and agribusiness opportunities. Our wholly-owned subsidiary, AmeriNic, Inc., produces liquid nicotine for next generation tobacco products. AmeriNic’s products are manufactured under stringent United States Pharmacopeia ("USP") standards. Global Laboratory Services, Inc., another wholly-owned subsidiary, provides testing for crop protection agents and tobacco constituents in seed, leaf, and finished products, including e-cigarette liquids and vapors. Analytical services include chemical compound testing in finished tobacco products and mainstream smoke. We also have a business that produces high-quality dehydrated and juiced fruit and vegetable ingredients and another business that recycles waste materials from tobacco production. Additionally, we are involved in research and development growth trials with trusted partners for agriproducts production, such as our current vanilla trial in Brazil. We also have developed an investment pipeline and continue to explore growth opportunities outside of leaf tobacco in adjacent industries and markets that we believe will utilize our assets and capabilities and deliver value to our shareholders. We consider adjacencies to be industries and markets where we can leverage our strengths such as country knowledge, agricultural expertise, and complex grower and logistic network management. A potential investment might involve high-value, non-commodity, or crop-based agricultural products requiring value-added handling or processing.
With respect to our leaf tobacco business, we generate our revenues from product sales of processed, packed tobacco that we source, from processing fees for tobacco owned by third parties, and from fees for other services. Sales to our six largest customers, with whom we have longstanding relationships, have accounted for more than two-thirds of our consolidated revenues for each of the past three fiscal years.  Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2019, our flue-cured and burley operations accounted for 88% of our revenues and 93% of our segment operating income.
We conduct our business in varying degrees in a number of countries, including Bangladesh, Brazil, Canada, the Dominican Republic, Ecuador, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People’s Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, the United Arab Emirates, the United States, and Zimbabwe. In addition, our oriental tobacco joint venture, Socotab, L.L.C. has operations in Bulgaria, Greece, Macedonia, and Turkey.
Because unprocessed, or “green,” leaf tobacco is a perishable product, timely processing is an essential service to our customers. Our processing of leaf tobacco includes grading in the factories, blending, removal of non-tobacco material, separation of leaf from the stems, drying, packing to precise moisture targets for proper aging, as well as temporary storage. This generally requires investments in factories and machinery in areas where the tobacco is grown. Processed tobacco that has been properly packed can be stored by customers for a number of years prior to use, but most processed tobacco is used within two to three years.
We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world. Africa, Brazil, and the United States produce approximately two-thirds of the flue-cured and burley tobacco grown outside of China. We estimate that over the last five years we have handled, through leaf sales or processing, between 30% and 40% of the annual production of such tobaccos in both Africa and the United States and between 15% and 25% in Brazil. These percentages can change from year to year based on the size, price, and quality of the crops. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in Socotab, L.L.C., a leading supplier of oriental tobaccos. In addition, we maintain a presence, and in certain cases, a leading presence, in all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our volumes handled, our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position. The efficiencies that we offer our customers, due to our established network of operational expertise and infrastructure on the ground and our ability to market most styles and grades of leaf to a diverse customer base, are also key to our success.
We also have a leading position in worldwide dark tobacco markets. Our dark tobacco operations are located in most of the major producing countries and in other smaller markets. We operate in major dark tobacco producing countries, including the United States, the Dominican Republic, Ecuador, Indonesia, Paraguay, the Philippines, and Brazil. Dark tobaccos are typically used in the manufacture of cigars, pipe tobacco, and smokeless tobacco products, and as components of certain “roll-your-own” cigarette products.
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
Customers
A material part of our business is dependent upon a few customers. Our six largest customers are Altria Group Inc., British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International, Inc.   In the aggregate, these customers have accounted for more than two-thirds of our consolidated revenues for each of the past three fiscal years.  For the fiscal year ended March 31, 2019, each of British American Tobacco plc, Imperial Brands plc, and Philip Morris International, Inc., including their respective affiliates, accounted for 10% or more of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have longstanding relationships with all of these customers.
We had commitments from customers for approximately $502 million of the tobacco in our inventories at March 31, 2019. Based upon historical experience, we expect that at least 90% of such orders will be delivered during fiscal year 2020. Most of our products require shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.
As more fully described in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we recognize revenue from the sale of tobacco when we complete our contractual performance obligation for the transfer of the tobacco, which is generally when title and risk of loss is transferred to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, including Brazil, Italy, Poland, Tanzania, and the United States, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.
Competition
Competition among leaf tobacco suppliers is based on the ability to meet customer specifications in the growing, buying, processing, and financing of tobacco, and on the prices charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy and sell the available tobacco. Our principal competitor is Pyxus International, Inc. (“Pyxus”) (formerly Alliance One International, Inc.). Pyxus operates in many of the countries where we operate. However, we are the only global leaf tobacco supplier in Hungary, Italy, Mexico, Mozambique, the Philippines, and Poland. We also have reconstituted tobacco sheet facilities and operations that handle dark air-cured tobacco. We consider ourselves and Pyxus to be the only global leaf suppliers based on our worldwide scope of operations. Most of our major customers are partially vertically integrated, and thus also compete with us for the purchase of leaf tobacco in several of the major markets.
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
Reportable Segments
We evaluate the performance of our leaf tobacco business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and burley leaf tobacco operations for supply to cigarette manufacturers. Our Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and our Oriental business supplies oriental tobacco to cigarette manufacturers. Our Special Services group provides laboratory services, including physical and chemical product testing, electronic nicotine delivery system and e-liquid testing, and smoke testing for customers. Our liquid nicotine and our fruit and vegetable ingredients businesses are also included in the Special Services group.
The five regional operating segments serving our cigarette manufacturer customers share similar characteristics in the nature of their products and services, production processes, class of customer, product distribution methods, and regulatory environment. Based on the applicable accounting guidance, four of the regions – South America, Africa, Europe, and Asia – are aggregated into a single reporting segment, Other Regions, because they have similar economic characteristics. North America is reported as an individual operating segment, because its economic characteristics differ from the other regions, generally because its operations require lower working capital investments for crop financing and inventory. The Dark Air-Cured, Oriental, and Special Services segments, which have differing characteristics in some of the categories mentioned above, are reported together as Other Tobacco Operations, because each is below the measurement threshold for separate reporting.

C.	Employees
We employed approximately 28,000 employees throughout the world during the fiscal year ended March 31, 2019. We estimated this figure because the majority of our personnel are seasonal employees.

D.	Research and Development
We did not expend material amounts for research and development during the fiscal years ended March 31, 2019, 2018, or 2017.

E.	Intellectual Property
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

Item 1A. Risk Factors
The risks and uncertainties described below are those that we currently believe could materially adversely affect us. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. Accordingly, you should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Annual Report.
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
Further, the timing of customer orders and shipments may vary and may require us to keep tobacco in inventory and may also result in variations in quarterly and annual financial results. We base sales recognition on meeting our performance obligation under our contract with the customer, which generally occurs with the passage of ownership of the tobacco. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on the timing of needs and shipping instructions of our customers and the availability of transportation services. These fluctuations result in varying volumes and sales in given periods, which also reduce the comparability of financial results.
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
In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of confidential data), and viruses. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation, or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers, or employees.

Regulatory and Governmental Factors
Government efforts to regulate the production and consumption of tobacco products could have a significant impact on the businesses of our customers, which would, in turn, affect our results of operations.
Less than 5% of cigarettes manufactured worldwide are consumed in the United States. Nationally, the U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for our products and services. These activities have included:

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
Globally, a number of foreign governments and non-government organizations continue to take or propose steps to restrict or prohibit tobacco product advertising and promotion, to increase taxes on tobacco products, to indirectly limit the use of certain types of tobacco, and to discourage tobacco product consumption. A number of such measures, including plain packaging, are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated and promoted globally under the auspices of the World Health Organization (“WHO”). We cannot predict the extent or speed at which the efforts of governments or non-governmental agencies to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for tobacco products and services and could have a material adverse effect on our results of operations.
Government actions can have a significant effect on the sourcing of tobacco. If some of the current efforts are successful, we could have difficulty obtaining sufficient tobacco to meet our customers’ requirements, which could have an adverse effect on our performance and results of operations.
Acting upon the advice of a working group established in 2008, the WHO, through the FCTC, issued policy options and recommendations to promote crop diversification initiatives and alternatives to growing leaf tobacco in countries whose economies depend upon tobacco production. If certain countries were to follow these policy options and recommendations and seek to eliminate or significantly reduce leaf tobacco production, we could encounter difficulty in sourcing leaf tobacco to fill customer requirements, which could have an adverse effect on our results of operations.
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
In addition, the current administration has called for substantial changes to U.S. foreign trade policy, including the possibility of imposing greater restrictions on international trade and significant tariffs on goods imported into the United States. An escalation of protectionist trade measures by the United States or other countries, such as taxes, tariffs, increased customs duties or other measures, could have a materially adverse effect on our business, financial condition and results of operations. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.
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
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure on short-term borrowings. To the extent we are unable to match these interest rates, a decrease in interest rates could increase our net financing costs. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Decreases in short-term interest rates could reduce the income we derive from those investments. Changes in interest rates also affect expense related to our defined benefit pension plan, as described below.
Low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions may increase our pension expense and may require us to fund a larger portion of our pension obligations, thus diverting funds from other potential uses.
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2019 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefit plans” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2019, the projected benefit obligation of our qualified U.S. pension plan was $233 million and plan assets were $231 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 11 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
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
As discussed in Note 3 to the consolidated financial statements in Item 8, due to changes that have affected the Company's operations in Tanzania, an impairment charge was recorded during the third quarter of fiscal year 2019 to reduce the carrying values of the factory and storages in Morogoro, Tanzania to their estimated fair values.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2019
Cash dividends declared	$0.75	$0.75	$0.75	$0.75
Market price range:
High	68.25	71.60	76.98	60.67
Low	46.40	55.66	53.03	52.60
Fiscal Year Ended March 31, 2018
Cash dividends declared	$0.54	$0.54	$0.55	$0.55
Market price range:
High	75.70	65.90	60.45	53.85
Low	63.15	55.00	52.05	45.95
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2019. At May 20, 2019, there were 1,034 holders of record of our common stock. See Notes 6 and 12 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended March 31, 2019.

	Common Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2019	—	$—	—	$89,586,294
February 1-28, 2019	—	—	—	89,586,294
March 1-31, 2019	—	—	—	89,586,294
Total	—	$—	—	$89,586,294

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

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,227,153	$2,033,947	$2,071,218	$2,120,373	$2,271,801
Operating income	$161,169	$170,825	$178,401	$182,018	$169,226
Segment operating income (1)	$186,772	$179,950	$188,534	$186,439	$168,577
Net income	$110,134	$116,168	$112,506	$118,148	$120,461
Net income attributable to Universal Corporation (2)	$104,121	$105,662	$106,304	$109,016	$114,608
Earnings available to Universal Corporation common shareholders	$104,121	$105,662	$20,890	$94,268	$99,748
Return on beginning common shareholders’ equity	7.8%	8.2%	1.7%	8.2%	8.6%
Earnings per share attributable to Universal Corporation common shareholders:
Basic	$4.14	$4.18	$0.89	$4.16	$4.33
Diluted	$4.11	$4.14	$0.88	$3.92	$4.06

Financial Position at Year End
Current ratio	6.26	5.94	5.83	6.65	5.96
Total assets	$2,133,184	$2,168,632	$2,123,405	$2,231,177	$2,186,476
Long-term debt	$368,503	$369,086	$368,733	$368,380	$368,027
Working capital	$1,334,397	$1,321,323	$1,293,403	$1,392,276	$1,329,770
Total Universal Corporation shareholders’ equity	$1,337,087	$1,342,429	$1,286,489	$1,414,222	$1,362,725

General
Number of common shareholders	1,028	1,131	1,182	1,225	1,295
Weighted average common shares outstanding:
Basic	25,129,192	25,274,975	23,433,860	22,683,290	23,035,920
Diluted	25,330,437	25,508,144	23,770,088	27,825,491	28,221,264
Dividends per share of convertible perpetual preferred stock (annual)(3)	$—	$—	$50.63	$67.50	$67.50
Dividends per share of common stock (annual)	$3.00	$2.18	$2.14	$2.10	$2.06
Book value per common share	$53.50	$53.85	$50.90	$52.94	$50.95
(1) We evaluate the performance of our segments based on segment operating income, which is operating income after allocated overhead expenses (excluding significant non-recurring charges or credits), plus equity in the pretax earnings of unconsolidated affiliates. Segment operating income is a non-GAAP measure. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for information on reportable operating segments.
(2) We hold less than a 100% financial interest in certain consolidated subsidiaries, and a portion of net income is attributable to the noncontrolling interests in those subsidiaries.
(3) In December 2016 and January 2017, all outstanding shares of the Company's Series B 6.75% Convertible Perpetual Preferred Stock were converted for common stock or for cash, and none were outstanding during fiscal year 2019. See Note 12 to the consolidated financial statements in Item 8 of this Annual Report.
Significant items included in the operating results in the above table are as follows:

•
Fiscal Year 2019 – $20.3 million of restructuring and impairment costs, primarily related to our operations in Tanzania. The restructuring and impairment costs included employee termination benefits, as well as impairment charges related to certain property, plant, equipment, and goodwill. The restructuring and impairment costs reduced net income by $16.5 million, or $0.64 per diluted share. In addition, we benefited from a $7.8 million reduction in income tax expense for the reversal of amounts previously recorded for dividend withholding taxes on distributed and undistributed retained earnings of a foreign subsidiary following the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary. The reduction of income tax expense increased diluted earnings per share by $0.30. On a combined basis, the net effect of these items decreased net income by $8.7 million, or $0.34 per diluted share.

•
Fiscal Year 2018 – a $4.5 million reduction of income tax expense from the enactment of the Tax Cuts and Jobs Act in December 2017. The reduction in income tax expense increased diluted earnings per share by $0.18.

•
Fiscal Year 2017 – $4.4 million of restructuring and impairment costs, primarily related to our decision to close our tobacco processing facility in Hungary. We are now processing tobaccos sourced from Hungary in our facilities in Italy. The restructuring and impairment costs reduced net income by $2.8 million, or $0.10 per diluted share. In addition, all 218,490 outstanding shares of our Series B 6.75% Convertible Perpetual Preferred Stock were converted during the third and fourth quarters. Of the total shares converted, 107,418 shares were converted for cash, resulting in a reduction of retained earnings of approximately $74.4 million for the excess of the conversion cost over the carrying value of the shares. The reduction in retained earnings resulted in a corresponding one-time reduction of earnings available to common shareholders for purposes of determining the amounts reported for basic and diluted earnings per share for the year. The reduction in earnings available to common shareholders decreased diluted earnings per share by $2.99.

•
Fiscal Year 2016 – a $3.4 million pretax gain arising from the acquisition of a joint venture partner's 50% ownership interest in a tobacco processing entity in Guatemala. The transaction increased our ownership interest in the entity to 100%, requiring us to consolidate the financial statements of the entity and to remeasure our original 50% ownership interest to fair value, resulting in the gain. In addition, we recorded restructuring and impairment costs of $2.4 million related to a decision to significantly scale back our operations in Zambia. The net effect of the gain and the restructuring and impairment costs increased pretax income by $1.0 million and net income by $0.7 million, or $0.02 per diluted share.

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
OVERVIEW
We are the leading global leaf tobacco supplier. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We hold a strategic position in the world leaf markets where we work closely with both our customers and farmers to ensure that we deliver a compliant product that meets our customers' needs while promoting a strong supplier base. We adapt to meet changes in customer requirements as well as broader changes in the leaf markets, while continuing to provide the stability of supply and high level of service that distinguishes us in the marketplace. We believe that we have successfully met the needs of both our customers and suppliers while adapting to changes in leaf markets. Over the last three fiscal years, we have generated almost $500 million in net cash flow from operations, invested over $100 million in our businesses, settled the mandatory conversion of our Series B 6.75% Convertible Perpetual Preferred Stock for about $178 million in cash, and returned over $200 million to our shareholders through a combination of dividends and share repurchases.
We delivered solid results in fiscal year 2017 despite supply headwinds, most notably from the weather-reduced crop sizes in Brazil and ongoing challenging market conditions in Tanzania. Although we had anticipated ending fiscal year 2017 with slightly lower volumes, earlier shipment timing as well as attractive green prices in some origins resulting in some additional purchases by our customers boosted shipments later in our fiscal year, allowing us to improve our market share and achieve lamina sales volumes that were slightly above those of fiscal year 2016. Our segment operating income for the 2017 fiscal year was also improved, primarily attributable to a reduction in selling, general, and administrative costs and earlier receipt of distributions from unconsolidated subsidiaries.
We were pleased with our good results for fiscal year 2018 as net income remained steady at about $106 million, despite modestly lower lamina volumes. We also continued to grow our market share and expand the services we provide our customers, including gaining new multi-year processing commitments in Brazil. In addition, we rewarded our shareholders by increasing our dividend rate and returning almost $55 million through dividends and repurchasing about $22 million, or 2%, of our outstanding common stock. Fiscal year 2018 was not without its challenges as fewer carryover crop sales and shipment delays in North America, African burley crop sizes that were down more than 40% over the prior year, and a $10 million reduction in income from the timing of receipt of distributions of unconsolidated subsidiaries compared to fiscal year 2017, negatively impacted our results. However, we did benefit from a return to normal crop volumes in Brazil, and the resultant gains from higher volumes and lower factory unit costs there.
Fiscal year 2019 was another strong year for Universal. We increased our tobacco volumes handled, earned additional business with our customers by expanding the services we provide, and have continued to improve our market share. During fiscal year 2019, we benefited from the recovery of African burley production, strong carryover volumes in the first half of the year, and robust demand for wrapper tobacco. Our revenues were up about 10% on those higher volumes, compared to fiscal year 2018. Our gross margin percentage remained flat, even though our product mix was less favorable as we handled a higher percentage of by-products this year. In addition, results in our North America segment were negatively impacted by weather damage to tobacco crops in the United States, which reduced yields and third party processing volumes.
We remain committed to maintaining our position as the leading global leaf supplier and believe that opportunities exist to expand our business to help mitigate the impact of consumption declines. In fiscal year 2019, we increased leaf purchasing, processing, and grower support services we provide in the Philippines through a new leaf supply arrangement with one of our major customers, who had previously purchased and processed its own tobacco there. This arrangement not only increases our business footprint in that origin, but we believe strengthens and improves the efficiency of the supply chain there by providing procurement synergies and economies of scale.
In keeping with our capital allocation strategy announced in fiscal year 2018, we continue to explore growth opportunities outside of leaf tobacco in adjacent industries and markets that we believe will utilize our assets and capabilities and deliver value to our shareholders. During fiscal year 2019, we hired a dedicated business development officer, developed an investment pipeline, and have been actively engaged in assessing numerous private and public targeted opportunities in a variety of agribusiness arenas around the world. Our approach remains the same, and we are progressing in a thoughtful and prudent manner to ensure that we make investments that are financially sound, fit well with our organization, and will deliver value to our shareholders.
As we move into fiscal year 2020, we are forecasting larger flue-cured and burley tobacco global crop production than those grown in our fiscal year 2019, and believe that both flue-cured and burley tobacco may be in slight oversupply positions compared with anticipated market demand. It is still early in the fiscal year 2020 crop cycle, but we are expecting lower carryover crop volumes and reduced North American volumes.

We have entered fiscal year 2020 with a strong balance sheet in part from the cash flow generated in fiscal year 2019. We are well positioned financially to fund upcoming working capital needs and to take advantage of investment opportunities. We also remain committed to our industry leadership and continuing to deliver value to our shareholders as evidenced by the announcement of our 49th annual dividend increase on May 22, 2019.
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
Fiscal Year Ended March 31, 2019, Compared to the Fiscal Year Ended March 31, 2018
Net income for the fiscal year ended March 31, 2019, was $104.1 million, or $4.11 per diluted share, compared with $105.7 million, or $4.14 per diluted share, for the prior fiscal year. Those results included certain non-recurring items, detailed in Other Items below, which decreased diluted earnings per share by $0.34 and increased diluted earnings per share by $0.18 for the fiscal years ended March 31, 2019 and March 31, 2018, respectively. Excluding those non-recurring items, net income and earnings per share increased by $11.7 million and $0.49, respectively, for fiscal year 2019 compared to fiscal year 2018. Operating income of $161.2 million for the fiscal year ended March 31, 2019, which included restructuring and impairment charges of $20.3 million detailed in Other Items below, decreased by $9.7 million, compared to operating income of $170.8 million for the fiscal year ended March 31, 2018. Segment operating income was $186.8 million for the fiscal year ended March 31, 2019, an increase of $6.8 million, compared to segment operating income of $180.0 million for the fiscal year ended March 31, 2018. Results reflected earnings improvements in the Other Regions and Other Tobacco Operations segments and flat results for the North America segment for fiscal year 2019. Consolidated revenues increased by $193.2 million to $2.2 billion for the fiscal year 2019, compared to the prior fiscal year, primarily due to higher sales and processing volumes.
Flue-cured and Burley Leaf Tobacco Operations
Other Regions
Operating income for the Other Regions segment increased by $4.8 million to $151.5 million for the fiscal year ended March 31, 2019, compared with fiscal year 2018, on stronger sales and processing volumes partially offset by higher selling, general and administrative costs. In fiscal year 2019, volumes increased in Africa, mainly from higher burley production volumes and carryover crop sales. In South America, volumes also increased, but the product mix was less favorable. Results for Asia reflected lower sales and trading volumes for fiscal year 2019, while Europe saw improvements in processing volumes. Selling, general, and administrative costs were higher for fiscal year 2019 compared to fiscal year 2018, primarily from negative foreign currency remeasurement and exchange variances, higher compensation and incentive accruals, and higher customer claim costs, partially offset by higher net recoveries on advances to suppliers. Revenues for the Other Regions segment of $1.6 billion for fiscal year 2019, were up $87.6 million compared to fiscal year 2018, on higher volumes and processing revenues, offset in part by lower sales prices and a less favorable product mix.
North America
Operating income for the North America segment of $23.1 million for year ended March 31, 2019, was flat, compared to the prior fiscal year. Results for fiscal year 2019 reflected higher carryover crop sales volumes on shipments delayed from the fourth quarter of fiscal year 2018 due to reduced transportation availability in the United States, offset by lower U.S. current crop sales and processing volumes largely due to weather-affected crops. Results for fiscal year 2019 also included higher shipment volumes from Guatemala and Mexico, compared to fiscal year 2018. Selling, general, and administrative costs for the North America segment for the fiscal year ended March 31, 2019, were modestly lower and declined as a percentage of sales, compared to the prior fiscal year. Revenues for this segment increased by $73.9 million to $382.6 million for the fiscal year ended March 31, 2019, compared to the fiscal year ended March 31, 2018, on the higher sales volumes, partly offset by lower processing revenues.

Other Tobacco Operations
The Other Tobacco Operations segment operating income increased by $2.1 million to $12.2 million for the fiscal year ended March 31, 2019, compared with the prior fiscal year. Results for the dark tobacco operations reflected higher sales of wrapper tobacco and stronger processing and other revenues for fiscal year 2019, compared to fiscal year 2018. Those improvements were partly offset by declines in the oriental joint venture. Lower sales volumes in the fiscal year 2019 and the absence of gain on the sale of idle assets in the prior fiscal year for the oriental joint venture were offset in part by favorable currency remeasurement variances, compared to fiscal year 2018. Selling, general, and administrative costs for the segment were up for the fiscal year ended March 31, 2019, compared with the prior fiscal year, as higher value-added tax charges and higher compensation and incentive accruals were only partly offset by favorable currency remeasurement comparisons. Revenues for the segment increased by $31.7 million to $274.8 million for the fiscal year ended March 31, 2019, compared to the prior fiscal year, largely as a result of the higher wrapper tobacco sales volumes and increased processing and other revenues, partly offset by lower oriental tobacco volumes shipped into the United States.
Other Items
Cost of goods sold increased by 10% to $1.8 billion for the fiscal year ended March 31, 2019, compared with the prior fiscal year, and consistent with similar percentage changes in revenues. Selling, general, and administrative costs for fiscal year 2019, increased by $24.0 million to $225.1 million, mainly driven by higher compensation and incentive accruals, higher customer claims and allowance costs, negative foreign currency remeasurement and exchange variances, and higher value-added tax charges, partly offset by higher net recoveries on advances to suppliers, compared with fiscal year 2018. Selling, general, and administrative costs were flat as a percentage of sales for the fiscal year ended March 31, 2019, compared to the fiscal year ended March 31, 2018.
For the fiscal year ended March 31, 2019, the Company’s consolidated effective income tax rate on pretax earnings was 27%. Income tax expense for fiscal year 2019 included a $7.8 million ($0.30 per diluted share) benefit from reversing a portion of a liability previously recorded for dividend withholding taxes on the cumulative retained earnings of a foreign subsidiary. Without the dividend withholding tax reversal, the consolidated effective income tax rate for fiscal year 2019 would have been 33%. The effective tax rate included the benefit of various tax planning opportunities, as well as the effects of exchange rate changes on local earnings and taxes of foreign subsidiaries. For the fiscal year ended March 31, 2018, the Company’s consolidated effective income tax rate was 30%. Income tax expense for fiscal year 2018 included a one-time adjustment amounting to a reduction of $4.5 million ($0.18 per diluted share) for the fiscal year ended March 31, 2018, from the enactment of major changes to U.S. corporate income tax law in December 2017. Excluding those items, the effective tax rate for fiscal year 2018, would have been 33%.
Results for the fiscal year ended March 31, 2019, included restructuring and impairment charges of $20.3 million ($0.64 per diluted share), primarily recorded to reflect the cost of workforce reductions and impairment in the carrying value of property, plant, and equipment assets as a result of changes in the Company’s business in Tanzania. For more details, see Note 5 to the consolidated financial statements in Item 8 of this Annual Report.
Fiscal Year Ended March 31, 2018, Compared to the Fiscal Year Ended March 31, 2017
Net income for the fiscal year ended March 31, 2018, was $105.7 million, or $4.14 per diluted share, compared with $106.3 million, or $0.88 per diluted share for the fiscal year ended March 31, 2017.  The fiscal year 2017 results included a one-time reduction of earnings available to common shareholders of $74.4 million, or $2.99 per diluted share, from the conversion for cash of the remaining outstanding shares of our Series B 6.75% Convertible Perpetual Preferred Stock under the mandatory conversion in January 2017. That reduction, the effect of a reduction in income tax expense from the enactment of the Tax Cuts and Jobs Act in December 2017, and certain other non-recurring items are detailed in Other Items below. Excluding those items, diluted earnings per share for fiscal year 2018 of $3.96 decreased by $0.01 compared to the same period of fiscal year 2017. Operating income of $171.5 million for the year ended March 31, 2018, decreased by $6.9 million compared to the year ended March 31, 2017.  Segment operating income was $180.6 million for the year ended March 31, 2018, a decrease of $7.9 million, compared to the year ended March 31, 2017, as improved results in our Other Regions and Other Tobacco Operations segments were offset by declines in our North America segment. Revenues of $2.0 billion for fiscal year 2018 were down only 1.8% compared to fiscal year 2017, as lower volumes, primarily in Africa, were largely offset by higher sales prices and processing revenues.

Flue-cured and Burley Leaf Tobacco Operations
Other Regions
Operating income for the Other Regions segment improved by $3.9 million to $147.3 million for the fiscal year ended March 31, 2018, compared to the fiscal year ended March 31, 2017. The improvement was driven by lower selling, general, and administrative expenses and higher processing revenues, largely offset by lower sales volumes and other revenues from the receipt of distributions from unconsolidated affiliates. In South America, total lamina sales volumes were up for the fiscal year ended March 31, 2018, on higher current crop sales partly offset by reduced carryover crop sales. The higher current year crop volumes also increased processing revenues and improved margins from reduced factory unit costs there. Results for the Africa region for the fiscal year ended March 31, 2018, compared to the fiscal year ended March 31, 2017, were down due to lower African burley production levels in fiscal year 2018. Earnings improved for the Asia region primarily on stronger sales and for the Europe region on stronger sales and favorable exchange rates. Selling, general, and administrative costs for the segment were lower for fiscal year 2018, mostly from net foreign currency remeasurement gains compared with losses in fiscal year 2017, partially offset by an unfavorable comparison due to the reversal of value-added tax reserves in the second quarter of fiscal year 2017. Revenues for the Other Regions segment for the fiscal year ended March 31, 2018, were up $59.2 million to $1.5 billion compared to the fiscal year ended March 31, 2017, as higher sales prices and processing revenues as well as a better product mix offset lower sales volumes and other revenues from the receipt of distributions from unconsolidated affiliates.
North America
North America segment operating income of $23.2 million for the fiscal year ended March 31, 2018, was down by $11.9 million, compared with fiscal year ended March 31, 2017. The decline was driven by lower sales volumes. In the United States, volumes were down primarily due to large prior crop carryover sales in fiscal year 2017 and some delayed customer shipments in the quarter ended March 31, 2018, due to reduced transportation availability, while results for Guatemala and Mexico were affected by lower volumes and less favorable margins. Selling, general and administrative costs were lower compared with fiscal year 2017, on reduced compensation costs and lower customer claims. Segment revenues were down by $107.7 million to $308.7 million for the fiscal year ended March 31, 2018, compared with the fiscal year ended March 31, 2017, on the lower volumes.
Other Tobacco Operations
The Other Tobacco Operations segment operating income increased by $0.1 million to $10.1 million for the year ended March 31, 2018, compared with the year ended March 31, 2017. For fiscal year 2018, earnings were lower for the dark tobacco operations, compared to fiscal year 2017, mostly driven by lower sales in Indonesia on the lack of wrapper tobacco availability from the weather damaged crop. Indonesian wrapper volumes and quality recovered in the subsequent crop, which was available for sale in fiscal year 2019. Earnings for the oriental joint venture increased for the fiscal year ended March 31, 2018, largely on higher sales volumes. Results for the joint venture for fiscal year 2018 also included gains on the sale of idle assets offset by higher currency remeasurement losses from the devaluation of the Turkish lira. Operating results for the Special Services group were up slightly for the fiscal year ended March 31, 2018, compared with the fiscal year ended March 31, 2017. Selling, general, and administrative costs for the segment were up modestly for fiscal year 2018 compared to fiscal year 2017 on higher currency remeasurement losses. Revenues for the Other Tobacco Operations segment increased by $11.3 million to $243.1 million for the year ended March 31, 2018, compared to fiscal year 2017, mainly on higher sales prices in our dark tobacco operations.
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
The consolidated effective income tax rate for the year ended March 31, 2018, was approximately 30%. The rate included the effect of the changes in U.S. corporate income tax law under the Tax Cuts and Jobs Act of 2017 that were recorded under the SEC’s “provisional” classification upon enactment of the new law in the third fiscal quarter ended December 31, 2017, as well as adjustments made to the “provisional” accounting in the quarter ended March 31, 2018, due to the collection and analysis of additional information for certain foreign subsidiaries, as well as additional clarifying guidance issued with respect to the new law. The effect of the new law mainly represents changes to deferred tax assets and liabilities, as well as the reduction of the U.S. tax liability on undistributed foreign earnings. As a result of the adjustments to the earlier provisional accounting, our earnings for the year ended March 31, 2018, included a $4.5 million ($0.18 per share) net reduction of income tax expense from the new law after those adjustments. The consolidated effective income tax rate for the fiscal year ended March 31, 2017, was approximately 34%. Income taxes for that period were lower than the 35% federal statutory rate at that time, due to a combination of lower net effective tax rates on income from certain foreign subsidiaries, and effects of changes in local currency exchange rates on deferred income tax balances. For more details, see Note 5 to the consolidated financial statements in Item 8 of this Annual Report.

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
Results for the year ended March 31, 2017, included restructuring and impairment costs of $4.4 million ($0.10 per diluted share).
Accounting Pronouncements
See "Accounting Pronouncements" in Note 1 to the consolidated financial statements in Item 8 of this Annual Report for a discussion of recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that will become effective and be adopted by the Company in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our working capital requirements during the first three quarters of fiscal year 2019 were higher than those in fiscal year 2018 mainly due to the recovery of burley production volumes in Africa and higher dark tobacco wrapper inventories. However, in the quarter ended March 31, 2019, working capital requirements declined significantly as cash balances increased and inventory balances decreased due to strong shipments compared to the quarter ended March 31, 2018, when some shipments were delayed. We ended fiscal year 2019 with lower working capital usage for the year than in fiscal year 2018. In fiscal year 2019, we also generated $164.5 million in cash flows from our operating activities, and our liquidity was sufficient to meet our needs. We continued our conservative financial policies, maintained our discipline on using our free cash flow, and returned funds to shareholders.
Our liquidity and capital resource requirements are predominately short-term in nature and primarily relate to working capital for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each geographic area follows a cycle of buying, processing, and shipping tobacco, and in many regions we also provide agricultural materials to farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a portion of our total debt as long-term to reduce liquidity risk. We also periodically have large cash balances that we utilize to meet our working capital requirements.
We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing crops in South America and Africa and can increase from March to September by more than $300 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we expect to spend around $30 to $40 million during fiscal year 2020 for capital expenditures to maintain our facilities and invest in opportunities to grow and improve our businesses. We also expect to provide about $2 million in funding to our pension plans. We have no long-term debt maturing until fiscal year 2024.
Cash Flow
Our operations generated about $164.5 million in operating cash flows in fiscal year 2019. That amount was about $83.3 million higher than the $81.2 million we generated in fiscal year 2018, largely due to lower working capital requirements in fiscal year 2019. During the fiscal year ended March 31, 2019, we spent $38.8 million on capital projects and returned $71.3 million to shareholders in the form of dividends and share repurchases. At March 31, 2019, cash balances totaled $297.6 million.
Working Capital
Working capital at March 31, 2019, was about $1.3 billion, flat with last fiscal year's level. Tobacco inventories of $629.6 million at March 31, 2019, were down $49.8 million compared to inventory levels at the end of the prior fiscal year, largely on lower North American burley tobacco purchases this fiscal year and delayed North American shipments in fiscal year 2018. We usually finance inventory with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories increased by approximately $20.9 million to $128.0 million, or about 20% of tobacco inventory, at March 31, 2019. Uncommitted inventories at March 31, 2018, were $107.2 million, which represented 16% of tobacco inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Capital Allocation
Our capital allocation strategy focuses on four strategic priorities:

•	Strengthening and investing for growth in our leaf tobacco business;

•	Increasing our strong dividend;

•	Exploring growth opportunities in adjacent industries and markets that utilize our assets and capabilities; and

•	Returning excess capital through share repurchases.
Our mission is to remain the leading global leaf tobacco supplier. By continuing to make disciplined investments within our leaf business and taking advantage of growth opportunities in tobacco as well as in adjacent industries and markets that utilize our assets and capabilities. Through these actions, we believe that will be able to deliver enhanced value for all shareholders through earnings growth and the generation of free cash flow despite operating in a mature industry.
As we look ahead, we will continually evaluate opportunities to return capital to shareholders on an ongoing basis. At the same time, we remain committed to maintaining our investment grade credit rating and extending our 49-year history of dividend increases.
Share Activity
Our Board of Directors approved our current share repurchase program in November 2017. The program expires in November 2019 and authorizes the purchase of up to $100 million of our common stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During fiscal year 2019, we purchased 30,777 shares of common stock at an aggregate cost of $1.4 million (average price per share of $46.87). At March 31, 2019, our available authorization under our current share repurchase program was approximately $90 million, and approximately 25.0 million common shares were outstanding.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During fiscal years 2019 and 2018, we invested $38.8 million and $34.0 million, respectively, in our property, plant, and equipment. Depreciation expense was approximately $37.1 million and $34.8 million, respectively, in fiscal years 2019 and 2018. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $30 to $40 million in fiscal year 2020 on capital projects for maintenance of our facilities and other investments to grow and improve our businesses. We expect that about 25% of those capital expenditures will be for non-maintenance investments in our businesses.
Outstanding Debt and Other Financing Arrangements
We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt decreased by $40.8 million to $146.6 million during the fiscal year ended March 31, 2019. The decrease primarily reflects higher cash balances. Net debt as a percentage of net capitalization was approximately 10% at March 31, 2019, down from 12% at March 31, 2018.
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
As of March 31, 2019, we had $430 million available under a committed revolving credit facility that will mature in December 2023, and we, together with our consolidated affiliates, had approximately $253 million in uncommitted lines of credit, of which approximately $198 million were unused and available to support seasonal working capital needs. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. As of March 31, 2019, we were in compliance with all covenants of our debt agreements. We also have an active, undenominated universal shelf registration filed with the SEC in November 2017 that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2020.

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. In February 2019, we entered into interest rate swap agreements that convert the variable benchmark LIBOR rate on the new term loans entered into in December 2018 to a fixed rate. With the swap agreements in place, the effective interest rates on the $150 million five-year term loan and the $220 million seven-year term loan were 3.94% and 4.26%, respectively, as of March 31, 2019. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2019, the fair value of our open interest rate hedge swaps was a net liability of approximately $6 million. Upon issuance of the new interest rate swap agreements in February 2019, we terminated approximately $370 million notional amount of outstanding swap agreements. The fair value of these terminated swap agreements was approximately $5 million.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2019, the fair value of those open contracts was an immaterial net asset. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was an immaterial net liability at March 31, 2019. For additional information, see Note 9 to the consolidated financial statements in Item 8.
Pension Funding
Funds supporting our ERISA-regulated U.S. defined benefit pension plan increased by $16 million during fiscal year 2019 to $231 million, as contributions and asset returns exceeded benefit payments. The accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were both approximately $233 million as of March 31, 2019. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 11 to the consolidated financial statements in Item 8. We expect to make contributions of about $2 million to our pension plans during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2019, were as follows:

(in thousands of dollars)	Total	2020	2021-2022	2023-2024	After 2024
Notes payable and long-term debt (1)	$497,819	$71,778	$30,556	$179,080	$216,405
Operating lease obligations	47,757	13,435	14,761	8,119	11,442
Inventory purchase obligations:
Tobacco	624,936	496,798	128,138	—	—
Agricultural materials	51,093	51,093	—	—	—
Other purchase obligations	9,515	5,698	2,122	1,695	—
Total	$1,231,120	$638,802	$175,577	$188,894	$227,847

(1)
Includes interest payments. Interest payments on $54.0 million of variable rate debt were estimated based on rates as of March 31, 2019. We have entered into interest rate swaps that effectively convert the interest payments on the $370.0 million outstanding balance of our two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. We have partially funded our tobacco purchases in some origins with short-term advances to farmers and other suppliers, which totaled approximately $107 million, net of allowances, at March 31, 2019. In addition, we have guaranteed bank loans to farmers in Brazil that relate to a portion of our tobacco purchase obligations there. At March 31, 2019, we were contingently liable under those guarantees for outstanding balances of approximately $17 million (including accrued interest), and we had recorded a liability of approximately $1 million for the fair value of those guarantees. As tobacco is purchased and the related bank loans are repaid, our contingent liability is reduced.

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
Inventories
Inventories of tobacco are valued at the lower of cost or net realizable value with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in net realizable value based upon assumptions related to future demand and market conditions if the indicated value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2019, 2018, and 2017 were $4.0 million, $7.7 million, and $10.9 million, respectively.
Advances to Suppliers and Guarantees of Bank Loans to Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In Brazil, we also guarantee bank loans made to farmers for seasonal crop financing. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year or satisfy the guarantee by acquiring the loan from the bank. In either situation, we will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers and the liability to accrue for our obligations under bank loan guarantees. At March 31, 2019, the gross balance of advances to suppliers totaled approximately $129 million, and the related valuation allowance totaled approximately $18 million. The fair value of the loan guarantees for farmers in Brazil was a liability of approximately $1 million at March 31, 2019.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2019, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $53 million, and the related valuation allowance totaled approximately $17 million.

Goodwill
We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), at March 31, 2019 and 2018, we elected to base our initial assessment of potential impairment on qualitative factors. Those factors did not indicate any impairment of our recorded goodwill at those dates. However, during fiscal year 2019, based on business changes that have affected our operations in Tanzania, we recorded a charge of approximately $0.9 million for the full impairment of goodwill attributable to that reporting unit. In fiscal years prior to basing our initial assessment on qualitative factors, we followed the quantitative approach in ASC 350 in assessing the fair value of our goodwill, which involved the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). Under our current qualitative assessment, we would also use those discounted cash flow models to measure any expected impairment indicated by the assessment. The calculations in these models are not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge. Over 90% of our goodwill balance relates to our reporting unit in Brazil.
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Money market funds are valued based on net asset value (“NAV”), which is used as a practical expedient to measure the fair value of those funds (not classified within the fair value hierarchy). Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). The fair value of the guarantees of bank loans to tobacco growers, which was approximately $1 million at March 31, 2019, is derived using an internally-developed discounted cash flow model. The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate. Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy. At March 31, 2019, a 1% increase in the expected loss percentage for all guaranteed farmer loans would not have had a material effect on the fair value of the guarantee obligation. In addition, a 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation. We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2019.
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
With the enactment of the Tax Cuts and Jobs Act in December 2017, and the corresponding move of the United States system of corporate taxation for multinational companies from the taxation of worldwide income to a system that is more territorial-based, our consolidated income tax expense and effective tax rate is more heavily dependent on the tax rates of the individual countries in which we operate, the mix of our pretax earnings from those countries, and the prevailing rates of exchange of their local currencies with the U.S. dollar. The mix of pretax earnings and local currency exchange rates in particular can change significantly between annual and quarterly reporting periods based on crop sizes, market conditions, and economic factors. We expect these changes will make our effective tax rate more volatile from year-to-year and from quarter-to-quarter than it was under the prior tax law.
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
Pension and Other Postretirement Benefit Plans
The measurement of our pension and other postretirement benefit obligations and costs at the end of each fiscal year requires that we make various assumptions that are used by our outside actuaries in estimating the present value of projected future benefit payments to all plan participants. Those assumptions take into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions we use may have an effect on the amount and timing of future contributions to our plans. The plan trustee conducts an independent valuation of the fair value of pension plan assets. The significant assumptions used in the calculation of our pension and other postretirement benefit obligations are:

•	Discount rate – The discount rate is based on investment yields on a hypothetical portfolio of actual long-term corporate bonds rated AA that align with the cash flows for our benefit obligations.

•	Salary scale – The salary scale assumption is based on our long-term actual experience for salary increases, the near-term outlook, and expected inflation.

•
Expected long-term return on plan assets – The expected long-term return on plan assets reflects asset allocations and investment strategy adopted by the Finance and Pension Investment Committee of the Board of Directors.

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

As of March 31, 2019, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2019 Projected Benefit Obligation Increase (Decrease)	Effect on 2020 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(29,049)	$(2,385)
1% decrease	35,648	2,650
Expected Long-Term Return on Plan Assets:
1% increase	—	(2,470)
1% decrease	—	2,470

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(2,680)	(207)
1% decrease	3,178	235
Healthcare Cost Trend Rate:
1% increase	322	22
1% decrease	(295)	(20)
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
We believe that a key factor to perform successfully in this industry is our ability to provide customers with the quality of leaf and the level of service they desire on a global basis at competitive prices, while maintaining stability of supply. As the leading global leaf tobacco supplier, we add significant value to the supply chain, providing expertise in dealing with large numbers of farmers, efficiently selling various qualities of leaf produced in each crop to a broad global customer base, and delivering products and services produced in a sustainable manner that meet stringent quality and regulatory specifications. We also help stabilize the tobacco markets and influence crop development at the farm level. As part of our commitment to our customers, we adapt our business model to meet their evolving needs and monitor new product developments in the industry to identify areas where we can provide additional value to them.
Current Industry Trends
Mature Leaf Tobacco Markets
Leaf tobacco is sourced directly by product manufacturers, by global leaf suppliers such as ourselves, and by other smaller, mostly regional or local, leaf suppliers. We estimate that, of the flue-cured and burley tobacco grown outside of China in countries that are key export markets for tobacco, a little over a third is purchased directly by major manufacturers. Global leaf suppliers also purchase a little over a third of the tobacco, and the remainder is sourced by the smaller regional or local suppliers. Some of the tobacco purchased directly by manufacturers is processed by the global leaf suppliers. Although we operate in a mature industry, where demand for the end products has been declining at a compound annual rate of about 2% over the last five years, our mission is to remain the leading global leaf tobacco supplier. In recent years, we have been and believe that we will continue to be able to grow our business, and maintain steady performance despite declines in demand for leaf tobacco from product manufacturers. We have done this by continuing to increase our delivery of services, driving supply chain efficiencies, enhancing the range of services we provide to certain customers, including direct buying, agronomic support, and specialized processing services, and improving our market share. We intend to continue to work to expand our business while at the same time maintaining an appropriate return for the services we provide and believe that there are several longer term trends in the industry that could provide additional opportunities for us both to offer additional services to our customers and to increase our market share.
We continually explore options to capitalize on the strengths of our core competencies and seek growth opportunities related to leaf tobacco and our operations around the world. For example, we have expanded our leaf purchasing, processing, and grower support services in the Philippines, as part of a new leaf supply arrangement with one of our major customers who had previously purchased and processed its own tobacco there, which increased the efficiency of the supply chain by providing procurement synergies and economies of scale. We have increased our product offerings to meet demand for shisha (water pipe) style leaf tobacco for customers in the Middle East and North Africa (MENA) region and natural wrappers in the United States and Europe. We also continue to explore and have developed a pipeline for growth opportunities outside of leaf tobacco in adjacent industries and markets that we believe will utilize our assets and capabilities and deliver value to our shareholders. We consider adjacencies to be industries and markets where we can leverage our strengths such as country knowledge, agricultural expertise, and complex grower management and logistic network management. A potential investment might involve high-value, non-commodity, or crop-based agricultural products requiring value-added handling or processing. By making disciplined investments within our leaf tobacco business as well as in adjacent industries and markets that utilize our assets and capabilities, we are confident that we can deliver enhanced value for all shareholders through earnings growth and the generation of free cash flow. As we look to adjacent industries and explore new growth opportunities within tobacco, Universal is dedicated to remaining the leading global leaf tobacco supplier and building on our strong history.
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

In addition to bringing supply chain efficiencies to the leaf tobacco markets, we bring operational efficiencies to the industry, which in turn help reduce costs. These efficiencies include economical utilization of processing capacity, an established and scalable global network of agronomists and technicians helping to maintain a stable, productive, and sustainable farmer base, as well as agronomic and production improvements to optimize leaf yields and qualities. In addition, we are able to offer manufacturers a complete range of services from the field to the delivery of the packed product that benefit from our efficiencies. These services include such things as buying station optimization, processing to specific customer specifications or needs, storage of green or packed leaf tobacco, and logistical services. In recent years, there has been an increase in the level of direct purchasing, processing, and other supply chain services that we provide our customers, notably in the United States, Mexico, Brazil, Poland, Guatemala, the Dominican Republic, and the Philippines. We believe this increase acknowledges the efficiencies and services that we bring to the entire supply chain.
We have also seen some reductions in sourcing from lower-volume tobacco growing origins by both global leaf suppliers and major manufacturers. Flue-cured tobacco is produced in over 70 countries around the world, and burley tobacco is grown in over 45 countries.  However, over 80% of both the flue-cured tobacco grown outside of China and the worldwide burley tobacco production is sourced from the top ten growing areas for each type of tobacco. We believe that these moves to reduce sourcing areas and concentrate on major tobacco export markets are another way for the industry to increase efficiency and to reduce costs. In recent years we have contributed to cost reduction and elimination of excess capacity in the supply chain through the closure or realignment of programs in Argentina, Canada, Germany, Italy, Hungary, Nicaragua, Switzerland, Tanzania, and Zambia. We maintain a strong presence in all of the major tobacco sourcing areas and believe that any growth in these areas would favor global leaf suppliers such as ourselves. In the future, we expect that increased regulations requiring stringent monitoring and testing of leaf chemistry and compliant sourcing documentation will place greater emphasis on major sourcing areas.
Importance of Compliant Leaf
As we have said for a number of years, the production of compliant leaf for the tobacco industry continues to grow in importance. To be considered compliant, leaf tobacco must be grown in a traceable, sustainable manner utilizing Good Agricultural Practices (“GAP”). We have long invested significant resources in the programs and infrastructure needed to work with growers to produce compliant leaf and continue to enhance our ability to monitor and demonstrate this compliance for customers. Our Good Agricultural Practices focus on implementing international principles of sustainability by encouraging and training our farmers to employ sound field production and labor management practices that promote farmer profitability and minimal environmental impact. To assist farmers, Universal provides comprehensive training, technical support in the field, and crop analytics through ongoing research and development. Our commitment to compliance is reinforced through MobilLeaf™, our proprietary mobile device platform, that captures and shares data in real-time, embedding sustainability throughout our supply chain and providing monitoring of GAP efforts, compliance with labor standards, and opportunities to enhance efficiencies. We believe that compliant leaf will continue to grow in importance to our customers and, as a result, will favor the two global suppliers who are able to deliver this product.
Growth of Alternative Tobacco Products
Most of the major tobacco product manufacturers have been developing next generation and modified risk products. These include electronic nicotine delivery systems (“ENDS”), liquid vaporizers, and heated tobacco products. ENDS and liquid vaporizers use liquid nicotine, which is predominately derived from leaf tobacco, and heated tobacco products use leaf tobacco. At this time it is unclear how these new products will affect demand for leaf tobacco. However, as our customers have been developing these products, we have been working with them to make sure we are able to meet their needs for both their traditional and new products. This is consistent with our commitment to efficiently and effectively adapt our business model to meet our customers’ evolving needs. Specifically, we have expertise in tobacco seed development, crop production methods, crop sourcing, processing, and manufacturing of reconstituted sheet tobacco, which is beneficial to our customers as they continue to develop alternative tobacco products. We also are able to provide high quality liquid nicotine through our subsidiary, AmeriNic. We continue to monitor industry developments regarding next generation products, including consumer acceptance and regulation, and will adapt accordingly.
Supply
Production
Flue-cured tobacco crops grown outside of China decreased in fiscal year 2019 by about 4% to 1.9 billion kilos, mainly due to smaller crops in the United States caused by adverse weather conditions and smaller crop volumes in Brazil. Global burley tobacco production increased by about 15% to about 590 million kilos in fiscal year 2019, due to larger crops in Africa. Less African burley leaf was grown in fiscal year 2018 as a result of unfavorable weather conditions. Flue-cured tobacco crops grown outside of China are projected to increase to about 2.0 billion kilos in fiscal year 2020 and total flue-cured production is expected to be in line with amounts grown in fiscal year 2018. Burley volumes are also forecast to increase slightly to about 595 million kilos in fiscal year 2020. We estimate that as of March 31, 2019, industry uncommitted flue-cured and burley inventories, excluding China, totaled about 108 million kilos, an increase of about 25% from March 31, 2018 levels. At this time, we believe that both flue-cured and burley tobacco may be in slight oversupply positions compared with anticipated demand.

We also forecast that oriental tobacco production will decrease by about 12%, and dark air-cured production will increase by about 2% in fiscal year 2020. Over the long term, we believe that global tobacco production will continue to decline slightly in line with slightly declining total demand. South America, Asia, Africa, and North America will remain key sourcing regions for flue-cured and burley tobaccos.
China
China is a significant cigarette market. However, most of the cigarettes consumed in China and the leaf tobacco used in those cigarettes are produced domestically. Therefore, we normally view the Chinese market independently when evaluating worldwide leaf tobacco supply and demand. In the past few years, China’s domestic leaf production has exceeded their domestic needs for the local cigarette market, and there has been a build-up of domestic leaf inventory there. China is continuing to demonstrate efforts to re-align their domestic leaf production and inventories to balance their needs, and these efforts could influence global supply/demand in the short term.
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
Demand
Industry data shows that over the past five years, total world consumption of cigarettes fell at a compound annual rate of about 2%. We believe that growth in world consumption of cigarettes peaked several years ago and is declining. As a result, we expect that near term global demand for leaf tobacco will continue to slowly decline in line with declining global cigarette consumption.
Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are used in American-blend cigarettes which are primarily smoked in Western Europe and the United States. English-blend cigarettes which use flue-cured tobacco are mainly smoked in the United Kingdom and Asia and other emerging markets. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of about 2% for the five years ended in 2018. If demand for American-blend cigarettes declines at a higher rate than reductions in demand for English-blend cigarettes, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. To the extent that domestic leaf production and inventory durations in China do not meet requirements for Chinese cigarette blends, that tobacco could be sourced from other origins where we have major market positions. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. We currently expect that supply of flue-cured and burley tobaccos slightly exceed anticipated demand. However, inventories held by our customers may affect their near-term demand for leaf tobacco. We also sell oriental tobacco, which is used in American-blend cigarettes, and dark tobacco, which is used in cigars and other smokeless products. While we expect demand for oriental tobacco and dark tobacco used in cigar filler to be generally in line with supply, we are seeing strong demand for wrapper tobacco used for mass-market cigars.
Regulation and Product Taxation
Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on the percentage of the population using tobacco products, particularly in the United States and Western Europe. Many governments have additionally taken or proposed steps to restrict or prohibit tobacco product advertising and promotion, to increase taxes on such products, to prohibit smoking in public areas, and to discourage tobacco product consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated under the auspices of the WHO and offers guidelines for discouraging or controlling tobacco use. The 180 countries that are signatories to the FCTC may choose how to fulfill their obligations in implementing the articles in a manner that is most suitable with their approach to tobacco control. For example, in recent years China imposed a ban on smoking in public places, while in the United Kingdom and Australia, laws have been passed mandating plain packaging, the removal of branding on cigarette packages. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption, as well as shifts to modified risk tobacco products brought about by existing or future governmental laws and regulations, could reduce demand for leaf tobacco and services and have a material adverse effect on our business.

In addition, certain recommendations by the WHO, through the FCTC, may cause shifts in customer usage of certain types and styles of tobacco. As seen in the United States, Canada, Brazil, and the European Union, efforts have been taken to eliminate flavorings from tobacco products. Additionally, discussions are intensifying about the possibility of reducing nicotine content in certain tobacco products to less than addictive levels. Such decisions could cause a change in requirements for certain leaf tobaccos in particular countries. Shifts in customer demand from one type of leaf tobacco to another could create sourcing issues as requirements move from one origin to another. Furthermore, instruction at the farm level may be required to produce the changing styles of leaf tobacco needed by tobacco product manufacturers. Given our strong global footprint and our well-developed programs and networks at the farm level worldwide, we remain particularly well positioned to meet manufacturer requirements.
In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (“the Act”). This legislation authorizes the FDA to regulate the manufacturing and marketing of all tobacco products. The FDA has banned flavored cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, established new smokeless tobacco warnings, and issued new cigarette health warnings. In addition, the FDA established the Center for Tobacco Products (“CTP”). Over the past decade, the CTP has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States. On May 10, 2016, the FDA released “deeming” regulations that extend FDA oversight to all tobacco products, including electronic nicotine delivery systems, cigars, hookah tobacco, pipe tobacco, dissolvables, and “novel and future products.” The regulations require that tobacco product manufacturers register tobacco products that existed on February 15, 2007, and to seek FDA authorization to sell any products modified or introduced after such date. All such submissions require manufacturers to list ingredients in their products. On July 28, 2017, FDA Commissioner Scott Gottlieb announced a new regulatory approach for the regulation of combustible and non-combustible products focusing on nicotine reduction and the continuum of risk. The agency issued an Advanced Notice of Proposed Rule Making (“ANPRM”) with the intention of developing a nicotine product standard for cigarettes that reduces the level of nicotine to below-addictive levels. Additional ANPRMs were issued: 1) to explore the science behind exempting premium cigars from premarket authorization requirements and 2) to address menthol in cigarettes, flavors in vapor and other ENDS products, and the future ENDS and vapor product standards. Furthermore, as part of the comprehensive plan, the FDA approved the first “heat-not-burn” premarket tobacco application to permit the product’s sale in the United States.
In 2019, an uptick in youth use of ENDS products as reported in the National Youth Tobacco Study prompted the FDA to revisit its compliance policy regarding certain flavored ENDS products and flavored cigars. Public comment ended on April 30, 2019, and these products could face restrictions should FDA finalize this revised compliance policy. In March 2019, Scott Gottlieb announced his resignation as FDA Commissioner, and Ned Sharpless, the Director of the National Cancer Institute, was named Acting Commissioner. Public statements by Sharpless and HHS Secretary Azar have indicated the tobacco regulatory approach will remain consistent.
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
Illicit Trade
Illicit trade is another factor which influences demand for leaf tobacco. Industry estimates of the illegal, unregulated black market for cigarettes are approximately 10% to 12% of global stick consumption, representing $40 to $50 billion in lost tax revenue globally. We support governmental and industry efforts to eradicate illicit trade.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans, which have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $54 million at March 31, 2019. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.5 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2019 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $36 million and increased annual pension expense by $3 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $29 million and reduced annual pension expense by $2 million.
Currency Risk
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized $1.8 million in net remeasurement gains in fiscal year 2019, compared to $0.2 million in net remeasurement losses in fiscal year 2018, and $9.3 million in net remeasurement losses in fiscal year 2017. We recognized $4.3 million in net foreign currency transaction losses in fiscal year 2019, compared to net transaction losses of $0.1 million in fiscal year 2018, and net transaction losses of $1.3 million in fiscal year 2017. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 9 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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
Hedging Risk
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

Item 8.   Financial Statements and Supplementary Data
UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2019	2018	2017
Sales and other operating revenues	$2,227,153	$2,033,947	$2,071,218

Costs and expenses
Cost of goods sold	1,820,562	1,661,999	1,676,539
Selling, general and administrative expenses	225,118	201,123	211,919
Restructuring and impairment costs	20,304	—	4,359

Operating income	161,169	170,825	178,401
Equity in pretax earnings of unconsolidated affiliates	5,299	9,125	5,774
Other non-operating income (expense)	832	662	(50)
Interest income	1,532	1,686	1,397
Interest expense	17,510	15,621	16,284

Income before income taxes	151,322	166,677	169,238
Income taxes	41,188	50,509	56,732

Net income	110,134	116,168	112,506
Less: net income attributable to noncontrolling interests in subsidiaries	(6,013)	(10,506)	(6,202)
Net income attributable to Universal Corporation	104,121	105,662	106,304

Dividends on Universal Corporation convertible perpetual preferred stock	—	—	(11,061)
Cost in excess of carrying value on conversion/repurchase of convertible perpetual preferred stock	—	—	(74,353)

Earnings available to Universal Corporation common shareholders	$104,121	$105,662	$20,890

Earnings per share attributable to Universal Corporation common shareholders:
Basic	$4.14	$4.18	$0.89
Diluted	$4.11	$4.14	$0.88

Weighted average common shares outstanding:
Basic	25,129,192	25,274,975	23,433,860
Diluted	25,330,437	25,508,144	23,770,088
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2019	2018	2017
Net income	$110,134	$116,168	$112,506
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(16,316)	14,162	(6,899)
Foreign currency hedge, net of income taxes	(341)	223	(933)
Interest rate hedge, net of income taxes	(7,462)	4,498	8,395
Pension and other postretirement benefit plans, net of income taxes	(11,665)	2,613	1,475
Total other comprehensive income (loss), net of income taxes	(35,784)	21,496	2,038
Total comprehensive income	74,350	137,664	114,544
Less: comprehensive income attributable to noncontrolling interests	(5,856)	(10,134)	(5,449)

Comprehensive income attributable to Universal Corporation	$68,494	$127,530	$109,095
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$297,556	$234,128
Accounts receivable, net	368,110	377,119
Advances to suppliers, net	106,850	122,786
Accounts receivable—unconsolidated affiliates	30,951	2,040
Inventories—at lower of cost or net realizable value:
Tobacco	629,606	679,428
Other	69,611	69,301
Prepaid income taxes	14,264	16,032
Other current assets	71,197	88,209
Total current assets	1,588,145	1,589,043

Property, plant and equipment
Land	22,952	23,180
Buildings	261,976	271,757
Machinery and equipment	608,191	634,660
	893,119	929,597
Less accumulated depreciation	(590,625)	(605,803)
	302,494	323,794
Other assets
Goodwill and other intangibles	97,994	98,927
Investments in unconsolidated affiliates	80,482	89,302
Deferred income taxes	13,357	17,118
Other noncurrent assets	50,712	50,448
	242,545	255,795

Total assets	$2,133,184	$2,168,632

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2019	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$54,023	$45,421
Accounts payable and accrued expenses	145,506	163,763
Accounts payable—unconsolidated affiliates	106	16,072
Customer advances and deposits	21,675	7,021
Accrued compensation	31,372	27,886
Income taxes payable	1,066	7,557
Current portion of long-term debt	—	—
Total current liabilities	253,748	267,720

Long-term debt	368,503	369,086
Pensions and other postretirement benefits	59,257	64,843
Other long-term liabilities	43,214	45,955
Deferred income taxes	28,584	35,726
Total liabilities	753,306	783,330

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 24,989,946 shares issued and outstanding (24,930,725 at March 31, 2018)	326,600	321,559
Retained earnings	1,106,178	1,080,934
Accumulated other comprehensive loss	(95,691)	(60,064)
Total Universal Corporation shareholders' equity	1,337,087	1,342,429
Noncontrolling interests in subsidiaries	42,791	42,873
Total shareholders' equity	1,379,878	1,385,302

Total liabilities and shareholders' equity	$2,133,184	$2,168,632
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$110,134	$116,168	$112,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,104	34,836	35,911
Provision for losses (recoveries) on advances and guaranteed loans to suppliers	(2,339)	3,730	(857)
Inventory write-downs	4,002	7,687	10,866
Stock-based compensation expense	8,152	7,610	6,475
Foreign currency remeasurement loss (gain), net	1,786	(184)	9,269
Deferred income taxes	3,873	(11,132)	16,626
Equity in net income of unconsolidated affiliates, net of dividends	3,659	(1,521)	396
Restructuring and impairment costs	20,304	—	4,359
Restructuring payments	(4,014)	(315)	(2,020)
Other, net	5,613	(7,866)	(4,463)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(8,373)	38,264	(14,346)
Inventories and other assets	33,796	(116,728)	52,139
Income taxes	(8,981)	1,239	(1,719)
Accounts payable and other accrued liabilities	(54,912)	13,397	30,663
Customer advances and deposits	14,718	(3,940)	(5,490)
Net cash provided by operating activities	164,522	81,245	250,315

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(38,760)	(34,037)	(35,630)
Proceeds from sale of property, plant and equipment	2,061	5,194	2,174
Other	2,000	1,450	(398)
Net cash used by investing activities	(34,699)	(27,393)	(33,854)

Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	12,036	(18,159)	(5,349)
Issuance of long-term debt	41,147	—	—
Repayment of long-term debt	(41,147)	—	—
Dividends paid to noncontrolling interests in subsidiaries	(5,938)	(7,350)	(4,200)
Conversion of convertible perpetual preferred stock	—	—	(178,365)
Repurchase of common stock	(1,443)	(21,610)	—
Dividends paid on convertible perpetual preferred stock	—	—	(11,061)
Dividends paid on common stock	(69,883)	(54,699)	(49,828)
Proceeds from termination of interest rate swap agreements	5,428	—	—
Debt issuance costs and other	(5,987)	(2,828)	(2,441)
Net cash used by financing activities	(65,787)	(104,646)	(251,244)

Effect of exchange rate changes on cash	(608)	929	(671)
Net increase (decrease) in cash and cash equivalents	63,428	(49,865)	(35,454)
Cash and cash equivalents at beginning of year	234,128	283,993	319,447
Cash and Cash Equivalents at End of Year	$297,556	$234,128	$283,993

Supplemental information—cash paid for:
Interest	$16,462	$15,621	$16,284
Income taxes, net of refunds	$44,856	$58,339	$37,294
Non-cash Financing Transaction - The consolidated financial statements for the fiscal year ended March 31, 2017 include a non-cash reclassification of $107.6 million from preferred stock to common stock to reflect the conversion of 111,072 shares of the Company's outstanding Series B 6.75% Convertible Perpetual Preferred Stock into common stock. See Note 12 for additional information.
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2019
Balance at beginning of year	$321,559	$1,080,934	$(60,064)	$42,873	$1,385,302
Changes in common stock
Repurchase of common stock	(397)	—	—	—	(397)
Accrual of stock-based compensation	8,152	—	—	—	8,152
Withholding of shares from stock-based compensation for grantee income taxes	(3,697)	—	—	—	(3,697)
Dividend equivalents on restricted stock units (RSUs)	983	—	—	—	983
Changes in retained earnings
Net income	—	104,121	—	6,013	110,134
Cash dividends declared on common stock ($3.00 per share)	—	(74,914)	—	—	(74,914)
Repurchase of common stock	—	(1,046)	—	—	(1,046)
Dividend equivalents on restricted stock units (RSUs)	—	(983)	—	—	(983)
Adoption of FASB Accounting Standards Update 2016-16 eliminating deferred income taxes on unrecognized gains on intra-entity transfers of assets other than inventory (see Note 1)	—	(1,934)	—	—	(1,934)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(16,159)	(157)	(16,316)
Foreign currency hedge, net of income taxes	—	—	(341)	—	(341)
Interest rate hedge, net of income taxes	—	—	(7,462)	—	(7,462)
Pension and other postretirement benefit plans, net of income taxes	—	—	(11,665)	—	(11,665)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(5,938)	(5,938)
Balance at end of year	$326,600	$1,106,178	$(95,691)	$42,791	$1,379,878

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2018
Balance at beginning of year	$321,207	$1,034,841	$(69,559)	$40,089	$1,326,578
Changes in common stock
Repurchase of common stock	(5,142)	—	—	—	(5,142)
Accrual of stock-based compensation	7,610	—	—	—	7,610
Withholding of shares from stock-based compensation for grantee income taxes	(2,828)	—	—	—	(2,828)
Dividend equivalents on restricted stock units (RSUs)	712	—	—	—	712
Changes in retained earnings
Net income	—	105,662	—	10,506	116,168
Cash dividends declared on common stock ($2.18 per share)	—	(54,762)	—	—	(54,762)
Repurchase of common stock	—	(16,468)	—	—	(16,468)
Dividend equivalents on restricted stock units (RSUs)	—	(712)	—	—	(712)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	14,534	(372)	14,162
Foreign currency hedge, net of income taxes	—	—	223	—	223
Interest rate hedge, net of income taxes	—	—	4,498	—	4,498
Pension and other postretirement benefit plans, net of income taxes	—	—	2,613	—	2,613
Other changes in accumulated other comprehensive income (loss)
Reclassification of disproportionate tax effects related to changes in U.S. corporate income tax law to retained earnings (FASB Accounting Standards Update 2018-02) (see Notes 1 and 5)	—	12,373	(12,373)	—	—
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(7,350)	(7,350)
Balance at end of year	$321,559	$1,080,934	$(60,064)	$42,873	$1,385,302

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Series B 6.75% Convertible Perpetual Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2017
Balance at beginning of year	$211,562	$208,946	$1,066,064	$(72,350)	$38,840	$1,453,062
Changes in preferred and common stock
Conversion of Series B 6.75% convertible perpetual preferred stock for common stock	(107,550)	107,550	—	—	—	—
Conversion of Series B 6.75% convertible perpetual preferred stock for cash	(104,012)	—	—	—	—	(104,012)
Accrual of stock-based compensation	—	6,475	—	—	—	6,475
Withholding of shares from stock-based compensation for grantee income taxes	—	(2,440)	—	—	—	(2,440)
Dividend equivalents on restricted stock units (RSUs)	—	676	—	—	—	676
Changes in retained earnings
Net income	—	—	106,304	—	6,202	112,506
Cash dividends declared
Series B 6.75% convertible perpetual preferred stock ($50.63 per share)	—	—	(11,061)	—	—	(11,061)
Common stock ($2.14 per share)	—	—	(51,437)	—	—	(51,437)
Conversion of Series B 6.75% convertible perpetual preferred stock for cash	—	—	(74,353)	—	—	(74,353)
Dividend equivalents on restricted stock units (RSUs)	—	—	(676)	—	—	(676)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	—	(6,146)	(753)	(6,899)
Foreign currency hedge, net of income taxes	—	—	—	(933)	—	(933)
Interest rate hedge, net of income taxes	—	—	—	8,395	—	8,395
Pension and other postretirement benefit plans, net of income taxes	—	—	—	1,475	—	1,475
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(4,200)	(4,200)
Balance at end of year	$—	$321,207	$1,034,841	$(69,559)	$40,089	$1,326,578

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2019	2018	2017
Preferred Shares Outstanding:
Series B 6.75% Convertible Perpetual Preferred Stock:
Balance at beginning of year	—	—	218,490
Conversion of convertible perpetual preferred stock for common stock	—	—	(111,072)
Conversion of convertible perpetual preferred stock for cash	—	—	(107,418)
Balance at end of year	—	—	—

Common Shares Outstanding:
Balance at beginning of year	24,930,725	25,274,506	22,717,735
Issuance of common stock	89,998	59,843	69,653
Conversion of convertible perpetual preferred stock for common stock	—	—	2,487,118
Repurchase of common stock	(30,777)	(403,624)	—
Balance at end of year	24,989,946	24,930,725	25,274,506
See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)
NOTE 1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the leading global leaf tobacco supplier. The Company conducts its leaf tobacco business in over 30 countries, primarily in major tobacco-producing regions of the world. The Company also has operations in smaller-scale businesses adjacent to the leaf tobacco business, as well as a fruit and vegetable ingredients business.
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received dividends totaling $7.5 million in fiscal year 2019, $5.5 million in fiscal year 2018, and $5.1 million in fiscal year 2017, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and do not have readily determinable fair values. As such, the Company has elected the alternate method of measuring these investments at cost, less any impairment. The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading supplier of oriental tobaccos with operations located principally in Eastern Europe and Turkey, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. The Company reviews the carrying value of its investments in Socotab and its other unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary. At March 31, 2019, the Company determined that no such factors existed with respect to those investments.
The Company's operations in Zimbabwe are deconsolidated under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. The investment in the Zimbabwe operations is accounted for at cost less impairment, and was zero at March 31, 2019 and 2018. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. During fiscal year 2018, the Company purchased the noncontrolling interest of one subsidiary for $0.6 million. Other than this transaction, there were no changes in the Company’s ownership percentage in any of these subsidiaries during fiscal years 2017, 2018, or 2019.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Unconsolidated Affiliates
The Company’s investments in its unconsolidated affiliates, which include its Zimbabwe operations, are non-marketable securities. Universal reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would review such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of these investments, the Company follows the applicable accounting guidance in determining the fair value of the investments. In most cases, this involves the use of undiscounted and discounted cash flow models (Level 3 of the fair value hierarchy under the accounting guidance). If the fair value of an unconsolidated investee is determined to be lower than its carrying value, an impairment loss is recognized. The determination of fair value using discounted cash flow models is normally not based on observable market data from independent sources and therefore requires significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge related to these investments.
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
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2019, 2018, and 2017

	Fiscal Year Ended March 31,
	2019	2018	2017
Equity in pretax earnings reported in the consolidated statements of income	$5,299	$9,125	$5,774
Less: Equity in income taxes	(1,441)	(2,063)	(1,092)
Equity in net income	3,858	7,062	4,682
Less: Dividends received on investments (1)	(7,517)	(5,541)	(5,078)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$(3,659)	$1,521	$(396)

(1)
In accordance with the applicable accounting guidance, dividends received from unconsolidated affiliates accounted for on the equity method that represent a return on capital (i.e., a return of earnings on a cumulative basis) are presented as operating cash flows in the consolidated statements of cash flows.

Earnings Per Share
 The Company calculates basic earnings per share based on earnings available to common shareholders. For fiscal years prior to 2018, dividends paid on the Company’s Series B 6.75% Convertible Perpetual Preferred Stock prior to its conversion (see Note 12) were deducted in determining earnings available to common shareholders. The calculation uses the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include unvested restricted stock units and performance share awards that are assumed to be fully vested and paid out in shares of common stock, dilutive stock options and stock appreciation rights that were assumed to be exercised, and shares of convertible perpetual preferred stock that were assumed to be converted when the effect was dilutive (prior to their actual conversion). In periods when the effect of the convertible perpetual preferred stock was dilutive and those shares were assumed to be converted into common stock, dividends paid on the preferred stock were excluded from the calculation of diluted earnings per share.
Calculations of earnings per share for the fiscal years ended March 31, 2019, 2018, and 2017, are provided in Note 4.
Cash and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances to Suppliers
In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled approximately $129 million at March 31, 2019 and $150 million at March 31, 2018. The related valuation allowances totaled $18 million at March 31, 2019, and $22 million at March 31, 2018, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $2.3 million in fiscal year 2019 and $0.9 million in fiscal year 2017, and increased by net provisions for estimated uncollectible amounts of approximately $3.7 million in fiscal year 2018. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on which interest accrual had been discontinued totaled approximately $6 million at March 31, 2019 and $8 million at March 31, 2018.
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
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time, and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2019 and 2018, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $53 million and $49 million, respectively, and the related valuation allowances totaled approximately $17 million and $15 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Property, Plant and Equipment
Depreciation of property, plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 12 years. Where applicable and material in amount,

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2019, 2018, or 2017.
Goodwill and Other Intangibles
Goodwill and other intangibles principally consist of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value and is reviewed for potential impairment on an annual basis as of the end of the fiscal year. Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base their initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2019 and 2018. Those factors did not indicate any potential impairment of the Company's recorded goodwill at those dates.
Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil. Significant adverse changes in the operations or estimated future cash flows for a reporting unit with recorded goodwill could result in an impairment charge. During fiscal year 2019, based on business changes that have affected the Company's operations in Tanzania, a charge of approximately $0.9 million was recorded for the full impairment of goodwill attributable to that reporting unit. No charges for goodwill impairment were recorded in fiscal years 2018 or 2017.
Impairment of Long-Lived Assets
    The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance. In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance). In the third quarter of fiscal year 2019, impairment charges of $14.6 million were recorded on land, building, equipment, and other long-lived assets of the Company's operations in Tanzania due to declining customer demand for tobaccos sourced from that origin, as well as other changes affecting that business (see Note 3). In fiscal year 2017, impairment charges of $2.3 million were incurred on factory and equipment assets as a result of the Company's decision to close its tobacco processing facility in Hungary (see Note 3). No significant charges for the impairment of long-lived assets were recorded during fiscal year 2018.
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
Fair Values of Financial Instruments
The fair value of the Company’s long-term debt, disclosed in Note 10, approximates the carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2019. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available or discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term debt are determined separately and recorded in other long-term liabilities. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Translation and Remeasurement of Foreign Currencies
The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income or loss. The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expenses. The Company recognized net remeasurement losses of $1.8 million in fiscal year 2019 and $9.3 million in fiscal year 2017, and net remeasurement gains of $0.2 million in fiscal year 2018.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction losses of $4.3 million in fiscal year 2019, $0.1 million in fiscal year 2018, and $1.3 million in fiscal year 2017.
Revenue Recognition
As discussed below under "Accounting Pronouncements", the Company adopted updated comprehensive accounting guidance for revenue recognition at the beginning of fiscal year 2019 (Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" and supplemental amendments, now codified as Section 606 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification). Under this updated guidance, revenue is recognized when the Company completes its performance obligation for the transfer of products and services under its contractual arrangements with customers. For sales of tobacco, satisfaction of the performance obligation and recognition of the corresponding revenue is based on the transfer of the ownership and control of the product to the customer, which is substantially unchanged from the previous accounting guidance. A large percentage of the Company’s sales are to major multinational manufacturers of consumer tobacco products. The Company works closely with those customers to understand and plan for their requirements for volumes, styles, and grades of leaf tobacco from its various growing regions, and extensive coordination is maintained on an ongoing basis to determine and satisfy their requirements for transfer of ownership and physical shipment of processed tobacco. The customers typically specify, in sales contracts and in shipping documents, the precise terms for transfer of title and risk of loss for the tobacco. Customer returns and rejections are not significant, and the Company’s sales history indicates that customer-specific acceptance provisions are consistently met upon transfer of title and risk of loss.
While most of the Company’s revenue is derived from tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers and from other value-added services. The arrangements for processing services usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2019. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then later transported to customer-designated storage facilities. The revenue for these services is recognized when the performance obligation is met upon the completion of processing, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
Additional disclosures related to the Company's revenue from contracts with customers are provided in Note 2.
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
Accounting Pronouncements
Pronouncements Adopted in Fiscal Year 2017
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for fiscal years beginning after December 31, 2015. The Company adopted ASU 2015-03 effective for the quarter ended June 30, 2016, which was the first quarter of the fiscal year ended March 31, 2017. The implementation of ASU 2015-03, which required retrospective application, resulted in the reclassification of unamortized debt issuance costs totaling less than $2 million from other noncurrent assets to long-term debt for comparative prior periods.
In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 requires customers who enter into a cloud computing arrangement that includes a software license to account for the arrangement as an intangible asset. If the cloud computing arrangement does not include a software license, the arrangement is accounted for as a service contract. The guidance was effective for fiscal years beginning after December 31, 2015, and allowed for retrospective or prospective adoption. The Company prospectively adopted ASU 2015-05 effective as of April 1, 2016, the beginning of fiscal year 2017. The Company’s adoption of ASU 2015-05 did not have a material impact on its consolidated financial statements.
In May 2015, the FASB issued Accounting Standards Update No. 2015-07, "Fair Value Measurement, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share or its Equivalent" ("ASU 2015-07"). ASU 2015-07 removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and eliminated certain disclosures for those investments. The Company adopted ASU 2015-07 effective as of April 1, 2016, the beginning of fiscal year 2017. Disclosures for all periods presented in Note 9 - Fair Value Measurements reflect the revised category presentation.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016-09"). ASU 2016-09 provides simplification for the accounting for employee stock-based payment transactions, including the related income tax consequences, the classification of awards as either equity or liabilities, and the classification of transactions in the statement of cash flows. The guidance was effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company elected to early-adopt ASU 2016-09 effective April 1, 2016, which was the beginning of its fiscal year ended March 31, 2017. As required by the guidance, employee tax withholding payments and excess tax benefits resulting from stock-based compensation are classified as financing activities and operating activities, respectively, in the consolidated statements of cash flows for all periods presented.
Pronouncements Adopted in Fiscal Year 2018
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
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, "Derivatives and Hedging (Topic 815)" ("ASU 2017-12").  ASU 2017-12 expands derivative strategies that quality for hedge accounting and amends presentation and disclosure requirements. The guidance was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company elected to early-adopt ASU 2017-12 in the fourth quarter of fiscal year 2018. As required under the guidance, ASU 2017-12 was applied using the modified retrospective approach and its adoption did not have a material impact on the Company's consolidated financial statements.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02") to address the disproportionate income tax effects on pretax amounts recorded in accumulated other comprehensive income (loss) resulting from the enactment of the Tax Cuts and Jobs Act in December 2017. Under the existing accounting guidance, companies were required to record the impact of changes in deferred income tax assets and liabilities from the enactment of the new law through income from continuing operations, including the impact related to pretax amounts recorded in accumulated other comprehensive income (loss). As a result, the income tax effects on amounts recorded in accumulated other comprehensive income (loss) were not reflective of the rates at which those amounts ultimately would be taxed. ASU 2018-02 permits companies to reclassify these disproportionate tax effects from accumulated other comprehensive income (loss) to retained earnings. It was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company elected to early-adopt ASU 2018-02 in the fourth quarter of fiscal year 2018 and reclassify the disproportionate tax effects to retained earnings as allowed under the guidance. The reclassification increased accumulated other comprehensive loss and increased retained earnings by approximately $12.4 million.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pronouncements Adopted in Fiscal Year 2019
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which superseded substantially all of the current revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”), and was developed under a joint project with the International Accounting Standards Board (“IASB”) to improve and converge the existing revenue recognition accounting guidance in U.S. GAAP and International Accounting Standards.  Under ASU 2014-09, the central underlying principle is to recognize revenues when promised goods or services are transferred to customers at an amount determined by the consideration a company expects to receive for those goods or services.  The guidance outlines a five-step process for determining the amount and timing of revenue to be recognized from those arrangements.  ASU 2014-09 and various supplemental amendments were codified into the U.S. GAAP hierarchy in Section 606 of the FASB Accounting Standards Codification (“ASC 606”).  The Company's implementation process for ASU 2014-09 included a comprehensive assessment of its contractual arrangements with customers that involved classifying those arrangements by specific revenue streams, documenting the relevant terms and conditions of the contracts, and determining the appropriate revenue recognition for those contracts under the new guidance. Through this process, the Company determined in all cases that revenue recognition under the new guidance based on the transfer of its goods and services to customers was substantially the same as under the prior guidance. The Company adopted ASU 2014-09 effective April 1, 2018, the beginning of fiscal year 2019. The adoption of ASU 2014-09 had no impact on the amount and timing of revenue recognized, and no adjustment for the cumulative effect of implementing the new guidance was required under the modified retrospective transition adoption method selected by the Company. The disclosures required for revenue recognition under the new guidance are provided in Note 2.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities” ("ASU 2016-01"). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The Company adopted ASU 2016-01 effective April 1, 2018, the beginning of fiscal year 2019. The adoption of ASU 2016-01 did not have a material effect on the Company's financial statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 provides guidance on the disclosure and classification of certain items within the statement of cash flows. The Company adopted ASU 2016-15 using the retrospective approach effective April 1, 2018, the beginning of fiscal year 2019. The adoption resulted in the reporting of life insurance proceeds as a cash flow from investing activities and a corresponding reclassification for the prior year period, but otherwise did not have a material effect on the Company's consolidated statement of cash flows for the years ended March 31, 2019, 2018, and 2017.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales or transfers of assets other than inventory in the income statement as income tax expense in the period the sale or transfer occurs, rather than deferring those tax effects until the asset has been sold to a third-party or otherwise recognized in earnings through depreciation, amortization, or impairment. In prior fiscal reporting periods, various subsidiaries of the Company sold tobacco processing equipment to other subsidiaries, and the related income effects have been deferred as required under the previous accounting guidance. The Company adopted ASU 2016-16 effective April 1, 2018, the beginning of fiscal year 2019. Under the modified retrospective transition method required by the guidance, the Company recorded a $1.9 million reduction to retained earnings for the year ended March 31, 2019 for the cumulative effect of recognizing the deferred income tax effects on all prior intercompany sales of equipment as of the date of adoption.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASU 2017-07"). ASU 2017-07 requires that an employer report the service cost component of pension or other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. With the adoption of ASU 2017-07, the service cost component of net periodic benefit cost continues to be reported in selling, general and administrative expenses in the consolidated statements of income, or in cost of goods sold for the portion that is recorded as a component of the cost of inventory sold or services provided to customers. The other components of net benefit cost, which include interest cost, expected return on plan assets, and the net amortization and deferral of actuarial gains and losses, are included in other non-operating income (expense) in the consolidated statements of income. The Company adopted ASU 2017-07 effective April 1, 2018, the beginning of fiscal year 2019. The financial statement presentation for comparative prior periods has been reclassified accordingly using amounts previously disclosed for net periodic benefit cost as a practical expedient. The components of net periodic benefit cost and other disclosures related to the Company's pension and other postretirement benefit plans are provided in Note 11.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pronouncements to be Adopted in Future Periods

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and the corresponding right-of-use asset as a leased asset in the balance sheet for the term of the lease. This guidance supersedes Topic 840 “Leases” and is effective for fiscal years beginning after December 15, 2018. The Company will be required to adopt ASU 2016-02 effective April 1, 2019, which is the beginning of its fiscal year ending March 31, 2020. The process of cataloging the leasing arrangements for all subsidiaries and operating locations is substantially complete, including both traditional lease arrangements and other arrangements under various service and supply contracts that qualify as leases under ASU 2016-02. The Company has also made final determinations on the adoption of certain practical expedients for implementation that are provided for under the new guidance. The Company has licensed third-party software to track its leasing arrangements and account for the right-of-use assets and related lease obligations. The process of entering lease records and related details into the software platform is nearing completion.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 replaces current methods for evaluating the impairment of financial instruments not measured at fair value with a model that reflects expected credit losses. Financial instruments to which ASU 2016-13 will apply for the Company include trade accounts receivable and advances to suppliers. The guidance in ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company will be required to adopt the new standard effective April 1, 2020, which is the beginning of its fiscal year ending March 31, 2021, and is currently evaluating the impact that the guidance will have on its consolidated financial statements.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Fiscal Year Ended March 31,
	2019	2018	2017
Tobacco sales	$2,089,770	$1,898,303	$1,943,033
Processing revenue	85,426	78,042	63,840
Other sales and revenue from contracts with customers	37,930	42,579	40,509
Total revenue from contracts with customers	2,213,126	2,018,924	2,047,382
Other operating sales and revenues	14,027	15,023	23,836
Consolidated sales and other operating revenues	$2,227,153	$2,033,947	$2,071,218
Other operating sales and revenues consists principally of interest on advances to suppliers and dividend income from unconsolidated affiliates.
NOTE 3. RESTRUCTURING AND IMPAIRMENT COSTS
During the fiscal years ended March 31, 2019 and 2017, Universal recorded restructuring and impairment costs related to business changes and various initiatives to adjust certain operations and reduce costs. Those costs primarily related to operations that are part of the Other Regions reportable segment of the Company's flue-cured and burley leaf tobacco operations. There were no restructuring or impairment costs recorded for the fiscal year ended March 31, 2018.
Fiscal Year Ended March 31, 2019
Universal began sourcing tobacco from Tanzania through third parties in the 1950’s. As the country became a more significant and important origin for tobacco exports, the Company established an operating subsidiary there in 1968 to enable direct procurement and, in 1997, acquired the only leaf tobacco processing facility in the country at that time through a government privatization initiative. Significant investments were made to upgrade, expand, and modernize the processing facility over the years following that acquisition. The expansion of the Company’s buying operations and the factory investments were instrumental in promoting and accommodating significant growth in Tanzanian tobacco production. Total production peaked in 2011, but has since declined more than 60%, reflecting reduced customer demand for the leaf styles grown in Tanzania, primarily due to increased costs and prices for those tobaccos in the field relative to other markets, together with declining global tobacco consumption and initiatives by major multinational cigarette manufacturers to streamline their supply chains. Given the decline in customer demand over recent crop years, as well as regulatory, tax, and other business and operating considerations, the Company undertook a formal review of the Tanzania leaf tobacco market and its operations there in the third quarter of fiscal year 2019. Based on that review, the Company’s operating subsidiaries in Tanzania reduced contracted leaf purchase volumes and took specific steps to reduce operating costs going into the upcoming crop year, including actions to substantially discontinue a year-round workforce. As a result of that initiative, the subsidiaries recorded a $4.0 million restructuring charge for termination benefits paid to employees whose permanent positions were eliminated. The subsidiaries have hired employees on a seasonal basis to handle the buying, processing, and shipment of the upcoming crop.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the actions taken with respect to the workforce in Tanzania, based on its review, the Company determined that indicators of impairment in the carrying value of the property, plant and equipment comprising the Tanzania operations were present at December 31, 2018, due to the estimated decrease in production volumes, profitability, and net cash flows for the upcoming crop year, expected further reductions in subsequent crop years, and increased prospects for discontinuing processing operations or potentially exiting the Tanzania market entirely within the next several years. Accordingly, based on the applicable accounting guidance, the Company tested the recoverability of those long-lived assets using undiscounted estimates of the future cash flows from the use of those assets and their eventual disposition. The property, plant and equipment was evaluated for recoverability using two distinct asset groups: (1) the land, building, and equipment comprising the processing facility, and (2) all remaining assets, which are substantially devoted to buying and receiving delivery of unprocessed leaf from farmers and marketing and shipping the processed tobacco to customers. The recoverability tests indicated that both asset groups were impaired at December 31, 2018. As a result, the Company determined the fair value of each asset group based principally on a probability-weighting of the discounted cash flows expected under multiple operating and disposition scenarios. An impairment charge of approximately $14.6 million was recorded to reduce the carrying value of the assets to their indicated fair values. All of the property, plant and equipment assets will continue to be used in buying, processing, and shipping the upcoming crop, and they remain classified as “held and used” at this time as provided for under the accounting guidance. Should the expected cash flows from the future use and/or disposition of the assets change from the estimates on which their fair values were determined, additional impairment charges could be required, or gains or losses on any disposition of the assets could be recorded. In addition to the property, plant and equipment, the Company had goodwill related to the Tanzanian operations of approximately $0.9 million which was separately tested for recoverability and fully written off based on the results of that test.
Additional restructuring costs of approximately $0.9 million were incurred in connection with downsizing efforts at other locations around the Company during fiscal year 2019.
Fiscal Year Ended March 31, 2017
In fiscal year 2017, the Company recorded restructuring and impairment costs totaling $4.4 million, primarily related to the Company's decision to close its tobacco processing facility in Hungary. The Company now processes tobaccos sourced from Hungary in its factories in Italy. The costs incurred for the change in operations in Hungary included statutory employee termination benefits and impairment charges related to certain property and equipment. Restructuring costs were also incurred in connection with downsizing efforts at other locations around the Company.
A summary of the restructuring and impairment costs incurred during the fiscal years ended March 31, 2019 and 2017, is as follows:

	Fiscal Years Ended March 31,
	2019	2017
Restructuring Costs:
Employee termination benefits	$4,608	$2,083
Other restructuring costs	223	—
	4,831	2,083
Impairment Costs:
Property, plant, and equipment and farmer loans	14,584	2,276
Goodwill	889	—
	$15,473	$2,276
Total restructuring and impairment costs	$20,304	$4,359

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2017 through 2019 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2016	$79	$202	$281
Fiscal Year 2017 Activity:
Costs charged to expense	2,083	—	2,083
Payments	(1,861)	(159)	(2,020)
Balance at March 31, 2017	301	43	344
Fiscal Year 2018 Activity:
Payments	(272)	(43)	(315)
Balance at March 31, 2018	29	—	29
Fiscal Year 2019 Activity:
Costs charged to expense	4,608	223	4,831
Payments	(4,014)	—	(4,014)
Balance at March 31, 2019	$623	$223	$846
The restructuring liability at March 31, 2019 is expected to be paid during fiscal year 2020. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring and impairment costs in future periods as business changes occur and additional cost savings initiatives are implemented.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2019	2018	2017
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$104,121	$105,662	$106,304
Less: Dividends on convertible perpetual preferred stock	—	—	(11,061)
Less: Cost in excess of carrying value on conversion or repurchase of convertible perpetual preferred stock	—	—	(74,353)
Earnings available to Universal Corporation common shareholders for calculation of basic earnings per share	104,121	105,662	20,890

Denominator for basic earnings per share
Weighted average shares outstanding	25,129,192	25,274,975	23,433,860

Basic earnings per share	$4.14	$4.18	$0.89

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings available to Universal Corporation common shareholders	$104,121	$105,662	$20,890

Denominator for diluted earnings per share:
Weighted average shares outstanding	25,129,192	25,274,975	23,433,860
Effect of dilutive securities (if conversion or exercise assumed)
Employee and outside director share-based awards	201,245	233,169	336,228
Denominator for diluted earnings per share	25,330,437	25,508,144	23,770,088

Diluted earnings per share	$4.11	$4.14	$0.88

In December 2016, 111,072 shares of the Company’s Series B 6.75% Convertible Perpetual Preferred Stock were converted into approximately 2.5 million shares of the Company's common stock. In January 2017, the Company announced a mandatory conversion of all 107,418 remaining outstanding shares of the preferred stock after meeting the requirements to initiate the mandatory conversion under the original terms of the preferred shares. The Company chose to satisfy the conversion obligation for the mandatory conversion in cash. Although the conversions of the preferred stock into common stock or for cash did not impact the Company’s net income, the shares converted for cash under the mandatory conversion in January 2017 resulted in a one-time reduction of retained earnings of approximately $74.4 million during the fourth quarter ended March 31, 2017, representing the excess of the conversion cost over the carrying value of those shares. The reduction in retained earnings resulted in a corresponding one-time reduction of earnings available to common shareholders for the fiscal year ended March 31, 2017 for purposes of determining the amounts reported for basic and diluted earnings per share. The effects of the conversions on the computation of basic and diluted earnings per share for the fiscal year ended March 31, 2017, are included in the table above. See Note 12 for additional information.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.   INCOME TAXES
The Company operates in the United States and many foreign countries and is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company's consolidated effective income tax rate is affected by a number of factors, including the mix of domestic and foreign earnings and the effect of exchange rate changes on local taxable income and deferred taxes in foreign countries.
In December 2017, the Tax Cuts and Jobs Act of 2017 was passed by the United States Congress and signed into law by the President. This new law made significant changes to income taxation at the federal level for individuals, pass-through entities, and corporations. For corporations, the changes included a reduction in the statutory rate on taxable income from 35% to 21%, and a move from a worldwide tax system to a system that is more territorial-based for companies with foreign operations. To accommodate the move from the previous worldwide tax system, the new law provided for a one-time transition tax on the undistributed post-1986 earnings of foreign subsidiaries as of either November 2, 2017 or December 31, 2017, whichever undistributed earnings amount was greater. Other provisions of the new law allow for immediate expensing of investments in property, plant, and equipment, and impose limitations on the deductibility of interest, executive compensation, and meals and entertainment expense. For tax years beginning after the date of enactment, the new law requires that certain income earned by foreign subsidiaries, referred to in the law as global intangible low-taxed income ("GILTI"), be included in the U.S. taxable income of the parent company. The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred and has not recorded any deferred taxes on temporary book-tax differences related to this income. For the fiscal year ended March 31, 2019, the Company's U.S. federal statutory tax rate is the 21.0% rate under the new law. For the fiscal year ended March 31, 2018, the Company's U.S. federal statutory tax rate was 31.5%, reflecting a portion of the year at the 35% rate under the old law and a portion at the 21% rate under the new law. As in prior years, the Company continues to assume repatriation of all undistributed earnings of its consolidated foreign subsidiaries and has therefore provided for expected foreign withholding taxes on the distribution of those earnings where applicable, net of any U.S. tax credit attributable to those withholding taxes. The Company has asserted permanent reinvestment of the book basis of certain foreign subsidiaries, and accordingly, no deferred income tax liability has been recorded for any potential taxable gain that may be realized on a future disposition or liquidation of any of those subsidiaries. It is not practicable for the Company to quantify any deferred income tax liability that would be attributable to those events.
Under the applicable accounting guidance, the Company accounted for the effects of the changes in the U.S. tax law in the period in which they were enacted, which was the third quarter of fiscal year 2018. Due to the complexities associated with understanding and applying various aspects of the new law and quantifying or estimating amounts upon which calculations required to account for new law were based, the U.S. Securities and Exchange Commission (“SEC”) issued guidance permitting corporations to record and report specific items impacted by the new law on a provisional basis using reasonable estimates where final amounts had not been determined. The guidance allowed a measurement period of no more than one year from the date of enactment of the new law to complete all adjustments to amounts recorded on a provisional basis. The new tax law resulted in a one-time reduction of income tax expense of $4.5 million for fiscal year 2018, reflecting provisional amounts initially recorded in the third quarter upon enactment, followed by subsequent adjustments to those provisional amounts in the fourth quarter. The reduction of income tax expense from the enactment of the new law was primarily attributable to the adjustment of recorded deferred tax assets and liabilities to the tax rates at which they are expected to reverse in the future, as well as the reduction of the liability previously recorded for U.S. income taxes on the undistributed earnings of foreign subsidiaries to the amounts to be paid under the one-time transition tax provisions of the new law. Adjustments to the amounts recorded for the enactment of the new law were not material after the fourth quarter of fiscal year 2018, and all effects that were previously accounted for on a provisional basis were designated as final during the third quarter of fiscal year 2019.
The effect of the new law in fiscal year 2018 included a $7.8 million net increase in income tax expense from remeasuring net deferred tax assets to the new lower rates at which they are expected to reverse, generally the 21% U.S. federal statutory tax rate. That net increase included approximately $12.4 million of net tax expense from remeasuring net deferred tax assets attributable to pension and other postretirement benefit plans, foreign currency translation adjustments, and other amounts that were recorded through other comprehensive income to the new lower rates, which initially left disproportionate tax effects recorded on the pretax amounts in accumulated other comprehensive income (loss). As discussed in Note 1, the FASB issued ASU 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address this issue by allowing companies to reclassify the disproportionate tax effects from accumulated other comprehensive income (loss) to retained earnings. The Company elected to early-adopt ASU 2018-02 in the fourth quarter of fiscal year 2018 and chose to reclassify the disproportionate tax effects. The reclassification increased accumulated other comprehensive loss and increased retained earnings by approximately $12.4 million in fiscal year 2018.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Tax Expense
Income taxes for the fiscal years ended March 31, 2019, 2018, and 2017 consisted of the following:

	Fiscal Year Ended March 31,
	2019	2018	2017
Current
United States	$(2,639)	$1,110	$3,422
State and local	377	175	147
Foreign	39,578	60,356	36,537
	37,316	61,641	40,106
Deferred
United States	5,713	(20,052)	5,434
State and local	(4)	68	561
Foreign	(1,837)	8,852	10,631
	3,872	(11,132)	16,626
Total	$41,188	$50,509	$56,732

Foreign taxes include any applicable U.S. tax expense on the earnings of foreign subsidiaries.
Consolidated Effective Income Tax Rate
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
U.S. federal statutory tax rate	21.0%	31.5%	35.0%
State income taxes, net of federal benefit	0.2	0.1	0.3
Dividends received from deconsolidated operations	—	(1.4)	(2.3)
Foreign earnings taxed at rates other than the U.S. federal statutory tax rate	7.1	2.8	—
Foreign dividend withholding taxes	3.7	(0.2)	—
Reversal of dividend withholding tax due to foreign subsidiary tax holiday	(5.1)	—	—
Effects of new tax law:
Adjustment of deferred tax assets and liabilities to lower tax rate	—	4.6	—
Reduction of U.S. tax liability on undistributed foreign earnings to amounts payable under one-time transition tax	—	(8.3)	—
Other, including changes in liabilities recorded for uncertain tax positions	0.3	1.2	0.5
Effective income tax rate	27.2%	30.3%	33.5%

During fiscal year 2019, the Company reversed amounts previously recorded for dividend withholding taxes on distributed and undistributed retained earnings of a foreign subsidiary. The reversal followed the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary and was attributable to cumulative retained earnings amounts previously distributed or expected to be distributed prior to the expiration of the tax holiday. The reversal reduced income tax expense for fiscal year 2019 by approximately $7.8 million, which decreased the effective tax rate for the year by 5.1%, as noted in the above rate reconciliation.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Income Before Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
United States	$37,478	$10,442	$31,468
Foreign	113,844	156,235	137,770
Total	$151,322	$166,677	$169,238

Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2019	2018
Liabilities
Foreign withholding taxes	$20,659	$25,987
Undistributed earnings	6,579	8,636
Goodwill	19,529	19,529
All other	7,088	9,039
Total deferred tax liabilities	$53,855	$63,191

Assets
Employee benefit plans	$20,467	$21,714
Reserves and accruals	7,898	9,673
Deferred income	3,829	4,878
Currency translation losses of foreign subsidiaries	1,993	1,993
Local currency exchange losses of foreign subsidiaries	1,252	843
All other	4,987	6,522
Total deferred tax assets	40,426	45,623
Valuation allowance	(1,798)	(1,040)
Net deferred tax assets	$38,628	$44,583

At March 31, 2019, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.
Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations and other comprehensive income was as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Continuing operations	$41,188	$50,509	$56,732
Other comprehensive income (loss)	(5,390)	23,471	1,503
Total	$35,798	$73,980	$58,235

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions for the fiscal years ended March 31, 2019, 2018, and 2017, is as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Liability for uncertain tax positions, beginning of year	$3,673	$2,426	$2,407
Additions:
Related to tax positions for the current year	85	107	94
Related to tax positions for prior years	2,169	1,310	—
Reductions:
Due to lapses of statutes of limitations	(90)	(104)	(112)
Related to tax positions for prior years	—	—	(3)
Effect of currency rate changes	(212)	(66)	40
Liability for uncertain tax positions, end of year	$5,625	$3,673	$2,426

Of the total liability for uncertain tax positions at March 31, 2019, approximately $5.5 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.1 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2020. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions.
The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. Amounts accrued or reversed for interest and penalties were not material for any of the fiscal years 2017 through 2019, and liabilities recorded for interest and penalties at March 31, 2019 and 2018 also were not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2019, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2015. Open tax years in state and foreign jurisdictions generally range from 3 to 6 years.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.   CREDIT FACILITIES
Bank Credit Agreement
On December 20, 2018, the Company entered into a new senior unsecured bank credit agreement that includes a $430 million five-year revolving credit facility (expiring December 20, 2023), a $150 million five-year term loan (due December 20, 2023), and a $220 million seven-year term loan (due December 20, 2025). The new agreement, which replaced the Company's previous bank credit agreement dated December 30, 2014, effectively extended the term of the former agreement with no other significant changes. Borrowings under the revolving credit facility bear interest at a variable rate based on either (1) LIBOR plus a margin that is based on the Company's credit measures or (2) the higher of the federal funds rate plus 0.5%, prime rate, or one-month LIBOR plus 1.0%, each plus a margin. In addition to interest, the Company pays a facility fee on the revolving credit facility. No amounts were outstanding under the revolving credit facility at March 31, 2019. The credit agreement provides for an expansion of the facility under certain conditions to allow additional borrowings of up to $200 million. Additional information related to the term loans is provided in Note 7. The credit agreement includes financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2019.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2019 and 2018, approximately $54 million and $45 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2019 and 2018, were approximately 4.6% and 3.4%, respectively. At March 31, 2019, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $198 million.
NOTE 7.   LONG-TERM DEBT
The Company's long-term debt at March 31, 2019 and 2018 consisted of the following:

	March 31,
	2019	2018
Senior bank term loans	$370,000	$370,000
Total outstanding	370,000	370,000
Less: current portion	—	—
Less: unamortized debt issuance costs	(1,497)	(914)
Long-term debt	$368,503	$369,086
As discussed in Note 6, on December 20, 2018, the Company entered into a new bank credit agreement that replaced its previous bank credit agreement dated December 30, 2014. Except for extending the maturity dates of the underlying components of the facility and providing for a larger expansion feature, the new agreement is substantially the same as the prior agreement, including a $150 million five-year term loan and a $220 million seven-year term loan. Both term loans were fully funded at closing, require no amortization, and are prepayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at variable rates plus a margin based on the Company's credit measures. The $150 million five-year term loan matures in December 2023, and the $220 million seven-year term loan matures in December 2025.
As discussed in Note 9, the Company had receive-floating/pay-fixed interest rate swap agreements in place with respect to the prior loans that were initially designated and carried over to hedge the variable interest payments on the new loans. Those swap agreements were subsequently terminated in February 2019 and concurrently replaced with new interest rate swap agreements that will continue to convert the variable benchmark rate to a fixed rate through December 20, 2023 for the five-year term loan and through December 20, 2025 for the seven-year term loan. The proceeds received for the fair value of the terminated interest rate swap agreements, approximately $5.4 million, is being amortized from accumulated other comprehensive income into earnings as a reduction of interest expense through their original maturity dates. With the new swap agreements in place, the effective interest rates on the $150 million five-year loan and the $220 million seven-year loan were 3.94% and 4.26%, respectively, at March 31, 2019. The effective rates will change only if a change in the Company's credit measures results in adjustments to the applicable credit spreads specified in the underlying loan agreement.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2017, the Company filed an undenominated universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.
Disclosures about the fair value of long-term debt are provided in Note 10.
NOTE 8. LEASES
The Company’s subsidiaries lease various production, storage, distribution, and other facilities, as well as vehicles and equipment used in their operations. Some of the leases have options to extend the lease term at market rates. These arrangements are classified as operating leases for accounting purposes. Rent expense on operating leases totaled $17.3 million in fiscal year 2019, $16.0 million in fiscal year 2018, and $15.3 million in fiscal year 2017. Future minimum payments under non-cancelable operating leases total $13.4 million in 2020, $9.0 million in 2021, $5.8 million in 2022, $4.6 million in 2023, $3.6 million in 2024, and $11.4 million after 2024.
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
Cash Flow Hedging Strategy for Interest Rate Risk
In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018 (see Notes 6 and 7). Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2019, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements, which had an aggregate notional amount of $370 million reflecting the total principal balance outstanding on the loans, were initially designated and carried over to hedge the variable interest payments on the new loans, and then subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements.
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar cost of the processed tobacco. From time to time, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. This strategy offsets the variability of future U.S. dollar cash flows for tobacco purchases and processing costs for the foreign currency notional amount hedged. This hedging strategy has been used mainly for tobacco purchases and processing costs in Brazil, although the Company has also recently entered forward contracts to hedge exchange rate risk for a portion of the forecast tobacco purchases from the upcoming crop in Mozambique. The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during fiscal years 2019, 2018, and 2017 was as follows:

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended March 31,
(in millions)	2019	2018	2017
Tobacco purchases	$76.9	$43.3	$70.7
Processing costs	19.8	17.1	24.0
Total	$96.7	$60.4	$94.7

Variations in exchange rates and in the amount and timing of fixed-price orders from customers for their purchases from individual crop years routinely cause variations in the U.S. dollar notional amount of forward contracts entered into from one year to the next. The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during fiscal year 2019 reflect those variations, as well as the additional hedging of forecast tobacco purchases in Mozambique. All contracts related to tobacco purchases were designated and qualified as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward and option contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward and option contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
For substantially all hedge gains and losses recorded in accumulated other comprehensive loss at March 31, 2019, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2020. At March 31, 2019, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. Purchases of the 2019 crops in Brazil and Mozambique are expected to be completed by July 2019, and all forward contracts to hedge those purchases will mature and be settled by that time.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. During the fiscal years ended March 31, 2019, 2018, and 2017, the Company used forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at March 31, 2019 and 2018, were approximately $24.8 million and $27.3 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities and thus hedging a portion of the overall position.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2019, 2018, and 2017.

	Fiscal Year Ended March 31,
	2019	2018	2017
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(7,496)	$4,869	$8,999
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$1,689	$(1,244)	$(3,916)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$260	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(2,623)	$(1,204)	$454
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(3,034)	$(1,099)	$945
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$(5)	$246
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Mozambique

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(4,671)	$(234)	$(2,591)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the outstanding interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the terminated interest rates swaps previously designated as cash flow hedges, a $5.1 million net realized hedge gain remained in accumulated other comprehensive loss at March 31, 2019. The Company expects to amortize $2.7 million of this remaining unamortized gain into earnings as a reduction of interest expense in fiscal year 2020.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Mozambique, a $0.3 million net hedge gain remained in accumulated other comprehensive loss at March 31, 2019. No hedge gain or loss had been reclassified to earnings at March 31, 2019 since shipments of those tobaccos had not yet started. The majority of the balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2020 as the 2019 crops in Brazil and Mozambique are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2019 and 2018:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2019	2018		2019	2018
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$8,262	Other long-term liabilities	$6,351	$—

Forward foreign currency exchange contracts	Other current assets	307	19	Accounts payable and accrued expenses	—	123
Total		$307	$8,281		$6,351	$123

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$233	$341	Accounts payable and accrued expenses	$386	$269
Total		$233	$341		$386	$269
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
Recurring Fair Value Measurements
At March 31, 2019 and 2018, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	March 31, 2019
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$156,864	$—	$—	$—	$156,864
Trading securities associated with deferred compensation plans	—	16,315	—	—	16,315
Forward foreign currency exchange contracts	—	—	540	—	540
Total financial assets measured and reported at fair value	$156,864	$16,315	$540	$—	$173,719

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$803	$803
Interest rate swap agreements	—	—	6,351	—	6,351
Forward foreign currency exchange contracts	—	—	386	—	386
Total financial liabilities measured and reported at fair value	$—	$—	$6,737	$803	$7,540

	March 31, 2018
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$89,767	$—	$—	$—	$89,767
Trading securities associated with deferred compensation plans	—	17,519	—	—	17,519
Interest rate swap agreements	—	—	8,262	—	8,262
Forward foreign currency exchange contracts	—	—	360	—	360
Total financial assets measured and reported at fair value	$89,767	$17,519	$8,622	$—	$115,908

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$974	$974
Forward foreign currency exchange contracts	—	—	392	—	392
Total financial liabilities measured and reported at fair value	$—	$—	$392	$974	$1,366

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
A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal years ended March 31, 2019 and 2018 is provided below.

	Fiscal Year Ended March 31,
	2019	2018
Balance at beginning of year	$974	$1,177
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	(765)	(1,210)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	749	1,044
Change in discount rate and estimated collection period	53	28
Currency remeasurement	(208)	(65)
Balance at end of year	$803	$974

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt
The fair value of the Company’s long-term debt was approximately $370 million at each of the balance sheet dates March 31, 2019 and 2018. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.
Nonrecurring Fair Value Measurements
Long-Lived Assets
As discussed in Note 3, due to business changes that have affected the leaf tobacco market in Tanzania and the Company's operations there, the long-lived assets of those operations were tested for impairment at December 31, 2018, and an impairment charge was recorded to reduce their carrying value to fair value. The long-lived assets consist principally of the Company's processing facility and equipment, storage facilities, tobacco buying and receiving stations, employee housing, and vehicles and transportation equipment. The aggregate fair value and carrying value of those assets following the impairment adjustments was approximately $17 million. The fair values of the property, plant and equipment were determined based principally on a probability-weighting of the discounted cash flows expected under multiple operating and disposition scenarios. Significant judgment was required in estimating the amount and timing of the future cash flows associated with the use and disposition of the assets, as well as the probabilities associated with the respective operating and disposition scenarios. Accordingly, the nonrecurring measurement of the fair value of these assets is classified within Level 3 of the fair value hierarchy.

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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company's primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rates:
Benefit cost for plan year	4.10%	4.10%	4.10%	3.90%	3.90%	3.80%
Benefit obligation at end of plan year	4.00%	4.10%	4.10%	3.80%	3.90%	3.90%
Expected long-term return on plan assets:
Benefit cost for plan year	6.75%	7.00%	7.00%	3.00%	3.00%	3.00%
Salary scale:
Benefit cost for plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Benefit obligation at end of plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Healthcare cost trend rate	N/A	N/A	N/A	7.60%	8.10%	6.70%

Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The expected long-term return on plan assets is developed from financial models used to project future returns on the underlying assets of the funded plans and is reviewed on an annual basis. The healthcare cost trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed and updated annually for continued applicability. The revised trend assumption of 7.60% in 2019 declines gradually to 4.50% in 2028. The Company has caps in place on postretirement medical benefits that limit its cost for a large segment of the retiree population. As a result, changes to the healthcare cost trend rate have a limited impact on the postretirement medical plan liability and expense.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in fiscal years 2019 and 2018, as well as the funded status of the plans at March 31, 2019 and 2018:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2019	2018	2019	2018
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$273,370	$270,666
Projected benefit obligation	278,189	273,658	$31,635	$32,945

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$273,658	$269,250	$32,945	$36,786
Service cost	6,008	5,177	222	229
Interest cost	10,810	10,801	1,371	1,471
Effect of discount rate change	5,177	1,209	563	612
Foreign currency exchange rate changes	(2,526)	1,268	(447)	(151)
Other	7,268	781	(126)	(3,212)
Benefit payments	(22,206)	(14,828)	(2,893)	(2,790)
Projected benefit obligation, end of year	$278,189	$273,658	$31,635	$32,945

Change in plan assets:
Plan assets at fair value, beginning of year	$229,568	$220,151	$3,467	$3,054
Actual return on plan assets	9,772	15,902	150	105
Employer contributions	29,489	7,891	2,993	3,098
Foreign currency exchange rate changes	(1,654)	452	—	—
Benefit payments	(22,206)	(14,828)	(2,893)	(2,790)
Plan assets at fair value, end of year	$244,969	$229,568	$3,717	$3,467

Funded status:
Funded status of the plans, end of year	$(33,220)	$(44,090)	$(27,918)	$(29,478)

The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its postretirement medical plans on a pay-as-you-go basis as the benefit payments are incurred. Those plans account for approximately 97% of the $33.2 million unfunded pension obligation and approximately 95% of the $27.9 million unfunded postretirement benefit obligation shown on the funded status line in the above table at March 31, 2019. The increase in employer pension contributions in fiscal year 2019 reflects higher contributions to the Company's U.S. ERISA-regulated pension plan to realize incremental income tax benefits, as well as higher contributions to the non-regulated U.S. plan to fund lump-sum benefit payments to retiring participants.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the Company’s plans at the end of fiscal years 2019 and 2018 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2019	2018	2019	2018
Non-current asset (included in other noncurrent assets)	$1,837	$2,308	$—	$—
Current liability (included in accounts payable and accrued expenses)	(1,490)	(8,602)	(2,228)	(2,431)
Non-current liability (reported as pensions and other postretirement benefits)	(33,567)	(37,796)	(25,690)	(27,047)
Amounts recognized in the consolidated balance sheets	$(33,220)	$(44,090)	$(27,918)	$(29,478)

Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2019 and 2018, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2019	2018	2019	2018
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$269,622	$261,581	$31,635	$32,945
Aggregate fair value of plan assets	234,565	215,182	3,717	3,467
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	35,070	258,708	N/A	N/A
Aggregate fair value of plan assets	4,023	215,182	N/A	N/A

With the additional employer contributions noted above and the return on plan assets during fiscal year 2019, the assets of the Company's U.S. ERISA-regulated pension plan exceeded the accumulated benefit obligation (ABO) at March 31, 2019.
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$6,008	$5,177	$5,382	$222	$229	$247
Interest cost	10,810	10,801	10,441	1,371	1,471	1,535
Expected return on plan assets	(15,695)	(15,962)	(15,154)	(99)	(87)	(42)
Settlement gain	—	—	(912)	—	—	—
Net amortization and deferral	3,491	3,735	4,576	(710)	(620)	(394)
Net periodic benefit cost	$4,614	$3,751	$4,333	$784	$993	$1,346

A one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not result in a significant change to the March 31, 2019 accumulated postretirement benefit obligation or the aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2020.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss at the beginning of the year are amortized as a component of net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2019 and 2018 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2019	2018	2019	2018
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$69,333	$74,045	$(7,247)	$(6,286)
Losses (gains) arising during the year	17,884	1,390	513	(1,580)
Amortization included in net periodic benefit cost during the year	(5,715)	(6,102)	533	619
Net actuarial loss (gain), end of year	81,502	69,333	(6,201)	(7,247)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(9,703)	(12,070)	(965)	(112)
Prior service cost (benefit) arising during the year	—	—	—	(867)
Amortization included in net periodic benefit cost during the year	2,224	2,367	199	14
Prior service cost (benefit), end of year	(7,479)	(9,703)	(766)	(965)

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$74,023	$59,630	$(6,967)	$(8,212)

Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit amounts related to ownership interests in unconsolidated affiliates.
The Company expects to recognize approximately $5.1 million of the March 31, 2019 net actuarial loss and $2.2 million of the March 31, 2019 prior service benefit in net periodic benefit cost during fiscal year 2020.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 94% of consolidated plan assets and 84% of consolidated PBO at March 31, 2019, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted–average target pension asset allocation and target ranges at the March 31, 2019 measurement date and the actual asset allocations at the March 31, 2019 and 2018 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2019	2018
Equity securities	29.0%	19%	-	39%	31.2%	27.4%
Fixed income securities (1)	66.0%	56%	-	76%	64.8%	65.9%
Alternative investments	5.0%	0%	-	10%	4.0%	6.7%
Total	100.0%				100.0%	100.0%

(1)	Actual amounts include high yield securities and cash balances held for the payment of benefits.
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. Due to the additional contributions made by the Company to its U.S. ERISA-regulated defined benefit pension plan during fiscal year 2019, as well as the high funded status of that plan at March 31, 2019, no contributions to the plan are currently anticipated for fiscal year 2020. The Company expects to make contributions of approximately $2.0 million to its non-ERISA regulated pension plans in fiscal year 2020.
Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2020	$15,950	$2,652
2021	17,355	2,551
2022	16,910	2,433
2023	23,639	2,349
2024	18,017	2,267
2025 - 2029	92,458	10,315

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

Fair values of the assets of the Company’s pension plans as of March 31, 2019 and 2018, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Equity securities	$71,561	$—	$—	$71,561
Fixed income securities (1)	149,798	10,399	4,025	164,222
Alternative investments	—	—	9,186	9,186
Total investments	$221,359	$10,399	$13,211	$244,969

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Equity securities	$58,667	$—	$—	$58,667
Fixed income securities (1)	142,329	10,836	3,550	156,715
Alternative investments	—	—	14,186	14,186
Total investments	$200,996	$10,836	$17,736	$229,568

(1)	Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $2.6 million for fiscal year 2019, $2.3 million for fiscal year 2018, and $2.6 million for fiscal year 2017.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.   COMMON AND PREFERRED STOCK
Common Stock
At March 31, 2019, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 24,989,946 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them.
Preferred Stock
Authorized and Outstanding Shares
The Company is also authorized to issue up to 5,000,000 shares of preferred stock, 500,000 shares of which are reserved for Series A Junior Participating Preferred Stock and 220,000 of which were reserved for Series B 6.75% Convertible Perpetual Preferred Stock. No Series A Junior Participating Preferred Stock has been issued. In 2006, 220,000 shares of Series B 6.75% Convertible Perpetual Preferred Stock were issued under this authorization. As discussed below, all of those shares were converted during fiscal year 2017, and none were outstanding at March 31, 2019.
Conversion of Series B 6.75% Convertible Perpetual Preferred Stock
In December 2016, holders of 111,072 shares of the Series B 6.75% Convertible Perpetual Preferred Stock voluntarily exercised their conversion rights under the original issuance terms of the preferred shares. The Company chose to satisfy the full conversion obligation for those preferred shares with shares of its common stock, issuing 2,487,118 common shares at the applicable conversion rate in exchange for the preferred shares tendered. The consolidated statement of changes in shareholders' equity for the fiscal year ended March 31, 2017 reflected a non-cash reclassification of $107.6 million from preferred stock to common stock to reflect the conversion of those preferred shares.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s capital stock (common and preferred stock). Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2017 through 2019. The current program, which replaced an expiring program, was authorized and became effective on November 7, 2017. It authorizes the purchase of up to $100 million of the Company's outstanding common stock and expires on the earlier of November 15, 2019, or when the funds authorized for the program have been exhausted. At March 31, 2019, $90 million of the authorization remained available for share repurchases under the current program.
There were no share repurchases for fiscal year 2017. Repurchases of common stock under the programs for fiscal years 2019 and 2018 were as follows:

	Fiscal Year Ended March 31,
	2019	2018
Number of shares repurchased	30,777	403,624
Cost of shares repurchased (in thousands of dollars)	$1,443	$21,610
Weighted-average cost per share	$46.87	$53.54

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
The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. In recent years, the Compensation Committee has awarded only grants of RSUs and PSAs. All stock options and SARs granted in previous years were either exercised or had expired by the end of fiscal year 2017. Outside directors automatically receive restricted stock units following each annual meeting of shareholders.

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
SARs
The following table summarizes the Company’s SAR activity for fiscal year 2017, the last year SARs were outstanding under the plans:

	Shares	Weighted-Average Exercise Price
Fiscal Year Ended March 31, 2017:
Outstanding at beginning of year	152,201	$59.96
Exercised	(135,334)	61.72
Cancelled/expired	(16,867)	45.82
Outstanding at end of year	—	$—

The intrinsic value of the awards exercised in 2017 was approximately $0.6 million. That value is based on the difference between the market price of the underlying shares at the exercise date and the exercise price of the SARs.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs
The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2017 through 2019:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2017:
Unvested at beginning of year	302,945	$49.95	48,100	$42.33	154,300	$48.13
Granted	74,776	55.27	—	—	58,805	49.17
Vested	(51,544)	44.57	(17,900)	42.26	(52,230)	53.56
Forfeited	(539)	55.63	—	—	(525)	49.17
Unvested at end of year	325,638	52.01	30,200	42.37	160,350	46.86

Fiscal Year Ended March 31, 2018:
Granted	72,032	64.13	—	—	39,100	60.37
Vested	(60,751)	45.51	—	—	(41,667)	46.41
Forfeited	—	—	—	—	(6,783)	46.41
Unvested at end of year	336,919	55.77	30,200	42.37	151,000	50.50

Fiscal Year Ended March 31, 2019:
Granted	87,621	64.53	—	—	54,800	57.12
Vested	(99,549)	59.09	(8,950)	44.25	(49,092)	45.06
Forfeited	—	—	—	—	(9,834)	45.55
Unvested at end of year	324,991	$57.12	21,250	$41.58	146,874	$55.12
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
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2019, 2018, and 2017, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Total stock-based compensation expense	$8,152	$7,610	$6,475
Income tax benefit recorded on stock-based compensation expense	$1,712	$2,397	$2,266

At March 31, 2019, the Company had $5.6 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.2 years.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries where it operates. Contracts in most countries cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2019, the Company had contracts to purchase approximately $497 million of tobacco to be delivered during the coming fiscal year and $128 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by short-term advances to farmers and other suppliers, which totaled approximately $107 million, net of allowances, at March 31, 2019. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. As noted above and discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $61 million at March 31, 2019.
Guarantees and Other Contingent Liabilities
Guarantees of Bank Loans and Other Contingent Liabilities
Guarantees of bank loans to growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at March 31, 2019, all of which expire within one year. As noted above, the subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at March 31, 2019, was the face amount, $17 million including unpaid accrued interest ($20 million as of March 31, 2018). The fair value of the guarantees was a liability of approximately $1 million at March 31, 2019 ($1 million at March 31, 2018). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $2 million at March 31, 2019, primarily under outstanding letters of credit.
Value-Added Tax Assessments in Brazil
As discussed in Note 1, the Company's local operating subsidiaries pay significant amounts of value-added tax ("VAT") in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company's operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from the tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary's VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $12 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $14 million. These amounts are based on the exchange rate for the Brazilian currency at March 31, 2019. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary's positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of March 31, 2019, a portion of the subsidiary's arguments had been accepted, and the outstanding assessment had been reduced, although interest on the remaining assessment has continued to accumulate. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $12 million at the March 31, 2019 exchange rate. The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $12 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2019.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary's tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $6 million at the March 31, 2019 exchange rate, reflecting a substantial reduction from the original $14 million assessment. Notwithstanding the reduction, management and outside counsel continue to

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $6 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2019.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company's six largest customers are Altria Group, Inc, British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International, Inc. In the aggregate, these customers have accounted for approximately 70% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2019, 2018, and 2017, revenue from Philip Morris International, Inc. was approximately $650 million, $520 million, and $590 million, respectively. For the same periods, Imperial Brands plc accounted for revenue of approximately $360 million, $270 million, and $230 million, respectively, and British American Tobacco plc accounted for revenue of approximately $270 million, $230 million, and $220 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
Accounts Receivable
The Company’s operating subsidiaries perform credit evaluations of customers’ financial condition prior to the extension of credit. Generally, accounts receivable are unsecured and are due within 30 days. When collection terms are extended for longer periods, interest and carrying costs are usually recovered. Credit losses are provided for in the financial statements, and historically such amounts have not been material. The allowance for doubtful accounts was approximately $3 million and $2 million at March 31, 2019 and 2018, respectively. At March 31, 2019 and 2018, net accounts receivable by reportable operating segment were as follows:

	March 31,
	2019	2018
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$31,939	$44,726
Other Regions	295,442	296,213
Subtotal	327,381	340,939
Other Tobacco Operations	40,729	36,180
Consolidated accounts receivable, net	$368,110	$377,119

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
The principal approach used by management to evaluate the Company’s performance is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Oriental tobacco operations consist principally of a 49% interest in an affiliate, and the performance of those operations is evaluated based on the Company’s equity in the pretax earnings of that affiliate. Under this structure, the Company has the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers. The Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and the Oriental business supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services includes the Company's laboratory services business, which provides physical and chemical product testing and smoke testing for customers, its food ingredients business, and its liquid nicotine business.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of, or for, the fiscal years ended March 31, 2019, 2018, and 2017, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2019	2018	2017	2019	2018	2017
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$382,631	$308,691	$416,438	$23,069	$23,091	$35,221
Other Regions (1)	1,569,738	1,482,188	1,422,991	151,527	146,761	143,294
Subtotal	1,952,369	1,790,879	1,839,429	174,596	169,852	178,515
Other Tobacco Operations (2)	274,784	243,068	231,789	12,176	10,098	10,019
Segment total	2,227,153	2,033,947	2,071,218	186,772	179,950	188,534
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)				(5,299)	(9,125)	(5,774)
Restructuring and impairment costs (4)				(20,304)	—	(4,359)
Consolidated total	$2,227,153	$2,033,947	$2,071,218	$161,169	$170,825	$178,401

	Segment Assets			Goodwill
	March 31,			March 31,
	2019	2018	2017	2019	2018	2017
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$294,064	$368,672	$357,406	$—	$—	$—
Other Regions (1)	1,473,100	1,460,961	1,465,109	96,194	97,094	97,159
Subtotal	1,767,164	1,829,633	1,822,515	96,194	97,094	97,159
Other Tobacco Operations (2)	366,020	338,999	300,890	1,713	1,713	1,644
Segment and consolidated totals	$2,133,184	$2,168,632	$2,123,405	$97,907	$98,807	$98,803

	Depreciation and Amortization			Capital Expenditures
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2019	2018	2017	2019	2018	2017
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$4,756	$4,772	$4,626	$3,137	$3,316	$4,202
Other Regions (1)	24,088	24,547	26,106	22,569	21,820	21,619
Subtotal	28,844	29,319	30,732	25,706	25,136	25,821
Other Tobacco Operations (2)	8,306	5,574	5,238	13,054	8,901	9,809
Segment and consolidated totals	$37,150	$34,893	$35,970	$38,760	$34,037	$35,630

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Oriental, and Special Services, as well as intercompany eliminations. Sales and other operating revenues, goodwill, depreciation and amortization, and capital expenditures include limited amounts or no amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings of the unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $79.2 million, $89.3 million, and $78.1 million, at March 31, 2019, 2018, and 2017, respectively.

(3)
Equity in pretax earnings of unconsolidated affiliates is included in segment operating income (Other Tobacco Operations segment), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income.

(4)	Restructuring and impairment costs are excluded from segment operating income, but are included in consolidated operating income in the consolidated statements of income (see Note 3).

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic data as of, or for, the fiscal years ended March 31, 2019, 2018, and 2017, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2019	2018	2017
Belgium	$390,433	$339,391	$320,735
United States	227,771	249,281	320,731
China	115,174	120,859	137,855
Germany	166,397	114,386	123,649
Poland	145,478	110,445	94,681
Indonesia	104,268	73,544	57,206
Philippines	69,820	52,902	92,288
Mexico	64,700	62,891	50,540
All other countries	943,112	910,248	873,533
Consolidated total	$2,227,153	$2,033,947	$2,071,218

	Long-Lived Assets
	March 31,
	2019	2018	2017
United States	$81,270	$88,196	$85,145
Brazil	139,624	141,087	134,074
Mozambique	45,051	47,800	50,311
All other countries	134,543	145,638	146,698
Consolidated total	$400,488	$422,721	$416,228

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2019, 2018, and 2017:

	Fiscal Year Ended March 31,
(in thousands of dollars)	2019	2018	2017
Foreign currency translation:
Balance at beginning of year	$(23,942)	$(33,138)	$(26,992)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $(5,806) in 2018 and $3,715 in 2017)	(16,316)	14,162	(6,899)
Less: Net loss on foreign currency translation attributable to noncontrolling interests	157	372	753
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(16,159)	14,534	(6,146)
Other changes:
Reclassification to retained earnings(5)	—	(5,338)	—
Balance at end of year	$(40,101)	$(23,942)	$(33,138)

Foreign currency hedge:
Balance at beginning of year	$(35)	$(258)	$675
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $602, $(944), and $991)	(6,490)	1,416	(1,841)
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $(640), $827, and $(489))(1)	6,149	(1,193)	908
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(341)	223	(933)
Balance at end of year	$(376)	$(35)	$(258)

Interest rate hedge:
Balance at beginning of year	$6,528	$1,398	$(6,997)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $1,574, $(1,182), and $(3,150)	(5,922)	3,687	5,849
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $409, $(433), and $(1,370))(2)	(1,540)	811	2,546
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(7,462)	4,498	8,395
Other changes:
Reclassification to retained earnings(5)	—	632	—
Balance at end of year	$(934)	$6,528	$1,398

Pension and other postretirement benefit plans:
Balance at beginning of year	$(42,615)	$(37,561)	$(39,036)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) arising during the year (net of tax (expense) benefit of $4,073, $(527), and $751)(3)	(13,927)	295	(1,395)
Amortization included in earnings (net of tax benefit of $(628), $(933), and $(1,546))(4)	2,262	2,318	2,870
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(11,665)	2,613	1,475
Other changes:
Reclassification to retained earnings(5)	—	(7,667)	—
Balance at end of year	$(54,280)	$(42,615)	$(37,561)

Total accumulated other comprehensive income (loss) at end of year	$(95,691)	$(60,064)	$(69,559)

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) Gain (loss) on foreign currency cash flow hedges related to forecast purchases of tobacco is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 9 for additional information.
(2) Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the debt for open interest rate swap agreements, or as amortized to interest expense over the period to original maturity for terminated swap agreements. See Note 9 for additional information.
(3) These items arise from the remeasurement of the assets and liabilities of the Company's defined benefit pension and other postretirement benefit plans. Those remeasurements are made on an annual basis at the end of the fiscal year. See Note 11 for additional information.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.   UNAUDITED QUARTERLY FINANCIAL DATA
Unaudited quarterly financial data for the fiscal years ended March 31, 2019 and 2018 is provided in the table below. Due to the seasonal nature of the Company's business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2019
Operating Results:
Sales and other operating revenues	$379,719	$539,604	$636,107	$671,723
Gross profit	72,221	99,460	115,430	119,480
Net income	11,060	34,293	31,089	33,692
Net income attributable to Universal Corporation	13,179	31,446	28,135	31,361
Earnings per common share:
Basic	0.53	1.25	1.12	1.25
Diluted	0.52	1.24	1.11	1.24
Cash Dividends Declared:
Per share of common stock	0.75	0.75	0.75	0.75
Market Price Range of Common Stock:
High	68.25	71.60	76.98	60.67
Low	46.40	55.66	53.03	52.60

Fiscal Year Ended March 31, 2018
Operating Results:
Sales and other operating revenues	$284,622	$488,248	$653,581	$607,496
Gross profit	53,857	93,076	108,518	116,497
Net income	3,321	28,306	50,219	34,322
Net income attributable to Universal Corporation	3,577	26,167	45,400	30,518
Earnings per common share:
Basic	0.14	1.03	1.80	1.21
Diluted	0.14	1.02	1.78	1.20
Cash Dividends Declared:
Per share of common stock	0.54	0.54	0.55	0.55
Market Price Range of Common Stock:
High	75.70	65.90	60.45	53.85
Low	63.15	55.00	52.05	45.95

Note:	Earnings per share amounts for each fiscal year may not equal the total of the four quarterly amounts due to differences in weighted-average outstanding shares for the respective periods.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results were as follows:
Fiscal Year Ended March 31, 2019

•
First Quarter – Net income attributable to Universal Corporation included a $6.9 million reduction of income tax expense for the reversal of amounts previously recorded for dividend withholding taxes on distributed and undistributed retained earnings of a foreign subsidiary following the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary. The reduction of income tax expense increased diluted earnings per share for the quarter by $0.27.

•
Second Quarter – Net income attributable to Universal Corporation included a $0.9 million additional reduction of income tax expense for amounts previously recorded for dividend withholding taxes on distributed and undistributed retained earnings of a foreign subsidiary due to the above-mentioned tax holiday. The reduction of income tax expense increased diluted earnings per share for the quarter by $0.03.

•
Third Quarter – Results included restructuring and impairment costs totaling $19.4 million, related to the Company's operations in Tanzania (see Note 3). The restructuring and impairment costs included employee termination benefits, as well as impairment charges related to certain property, plant, equipment, and goodwill. Those costs reduced net income attributable to Universal Corporation by $15.8 million and diluted earnings per share by $0.62.

•
Fourth Quarter – Results included restructuring costs of approximately $0.9 million related to smaller operations, which reduced net income attributable to Universal Corporation by approximately $0.6 million and diluted earnings per share by $0.02.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Universal Corporation (the Company) as of March 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2019 expressed an unqualified opinion thereon.
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
May 24, 2019

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on Internal Control over Financial Reporting
We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Universal Corporation, (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 report dated May 24, 2019 expressed an unqualified opinion thereon.
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
May 24, 2019

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2019, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2019.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2019. Their report on this audit appears on page 90 of this Annual Report.
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
Item 9B. Other Information
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2019 Proxy Statement.
The following are executive officers of the Company as of May 24, 2019:

Name and Age	Position	Business Experience During Past The Five Years
G. C. Freeman, III (55)	Chairman, President, and Chief Executive Officer
Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.

A. L. Hentschke (49)	Senior Vice President and Chief Operating Officer
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

J. C. Kroner (51)	Senior Vice President and Chief Financial Officer
Mr. Kroner was elected Senior Vice President and Chief Financial Officer effective September 2018. Mr. Kroner was elected Senior Vice President in February 2018. He served as Senior Vice President of Universal Leaf from September 2014 to September 2018. He served as Vice President from October 2011 to September 2014. He has been employed with the Company since July 1993.

T. G. Broome (65)	Executive Vice President and Sales Director, Universal Leaf Tobacco Company, Inc.
Mr. Broome was elected Executive Vice President and Sales Director, Universal Leaf, in October 2012. From April 2011 through October 2012, Mr. Broome served as Executive Vice President. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.

P. D. Wigner (50)	Vice President, General Counsel and Secretary
Mr. Wigner was elected Vice President in August 2007, and General Counsel and Secretary in November 2005 and also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.

J. A. Huffman (57)	Senior Vice President, Information and Planning, Universal Leaf Tobacco Company, Inc.
Mr. Huffman was elected Senior Vice President, Information and Planning, Universal Leaf, in August 2007. From September 2003 to August 2007, Mr. Huffman served as Senior Vice President. From September 2002 to September 2003, Mr. Huffman served as Vice President and Controller. He has been employed with the Company since 1996.

C. H. Claiborne (58)	Vice President and Assistant Secretary
Mrs. Claiborne was elected Vice President and Assistant Secretary effective February 2018. She served as Assistant Secretary from 2001 to February 2018. From October 2004 to February 2018, Mrs. Claiborne served as Vice President, Associate General Counsel, and Secretary of Universal Leaf. She has been employed with the Company since December 1999.

Name and Age	Position	Business Experience During Past The Five Years
C. C. Formacek (59)	Vice President and Treasurer
Ms. Formacek was elected Vice President and Treasurer effective April 2012. Ms. Formacek served as Treasurer of Universal Leaf from April 2011 through March 2012. She joined the Company in September 2009 and served as Assistant Treasurer of Universal Leaf from that time through March 2011.

R. M. Peebles (61)	Vice President and Controller	Mr. Peebles was elected Vice President and Controller in April 2011. Mr. Peebles joined the Company in September 2003 and served as Controller from that time through March 2011.
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
The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2019 Proxy Statement and such information is incorporated by reference herein.
Item 11.   Executive Compensation
Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2019 Proxy Statement, which information is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Stock Ownership” in the Company’s 2019 Proxy Statement, which information is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2019 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2019 Proxy Statement and such information is incorporated by reference herein.
Item 14.   Principal Accounting Fees and Services
Refer to the captions “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2019 Proxy Statement, which information is incorporated herein by reference.

PART IV
 Item 15.   Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report:

1.	Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2019, 2018, and 2017
Consolidated Balance Sheets at March 31, 2019 and 2018
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2019, 2018, and 2017
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2019, 2018, and 2017
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting

2.	Financial Statement Schedules.
Schedule II – Valuation and Qualifying Accounts

3.	Exhibits. The exhibits are listed in the Exhibit Index immediately prior to the signature pages to this Annual Report.

(b)	Exhibits
The response to this portion of Item 15 is submitted as a separate section to this Annual Report.
(c)    Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts appears on the following page of this Annual Report. All other schedules are not required under the related instructions or are not applicable and therefore have been omitted.
Item 16.   Form 10-K Summary
None.

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2019, 2018, and 2017

Description	Balance at Beginning of Year	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
(in thousands of dollars)

Fiscal Year Ended March 31, 2017:
Allowance for doubtful accounts (deducted from accounts receivable)	$9,099	$(5,071)	$—	$(81)	$3,947

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	28,865	(857)	—	(934)	27,074

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	18,752	(3,392)	—	(2,808)	12,552

Fiscal Year Ended March 31, 2018:
Allowance for doubtful accounts (deducted from accounts receivable)	$3,947	$(2,006)	$—	$(158)	$1,783

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	27,074	3,730	—	(9,084)	21,720

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	12,552	1,732	—	395	14,679

Fiscal Year Ended March 31, 2019:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,783	$1,358	$—	$(156)	$2,985

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	21,720	(2,339)	—	(1,276)	18,105

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	14,679	3,535	—	(1,033)	17,181

(1)	Includes direct write-offs of assets and currency remeasurement.

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation, effective August 9, 2011 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K Registration Statement filed August 9, 2011, File No. 001-00652).

3.2	Amended and Restated Bylaws (as of April 9, 2019) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 12, 2019, File No. 001-00652).

4.1	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 001-00652).

4.2	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 001-00652).

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

10.20
Form of Universal Corporation 2011 Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011, File No. 001-00652).

10.21
Form of Universal Corporation Performance Share Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011, File No. 001-00652).

10.22
Credit Agreement dated December 20, 2018 among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents and Keybank National Association and Capital One, National Association, as Co-Documentation Agents (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 21, 2018 (December 20, 2018), File No. 001-00652).

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data Files (submitted electronically herewith)*

101.INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. 101.SCH XBRL Taxonomy Extension Schema Document 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF XBRL Taxonomy Extension Definition Linkbase Document 101.LAB XBRL Taxonomy Extension Label Linkbase Document 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

_________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION
May 24, 2019
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 24, 2019
George C. Freeman, III	(Principal Executive Officer)

/s/ JOHAN C. KRONER	Senior Vice President and Chief Financial Officer	May 24, 2019
Johan C. Kroner	(Principal Financial Officer)

/s/ ROBERT M. PEEBLES	Vice President and Controller	May 24, 2019
Robert M. Peebles	(Principal Accounting Officer)

/s/ DIANA F. CANTOR	Director	May 24, 2019
Diana F. Cantor

/s/ LENNART R. FREEMAN	Director	May 24, 2019
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 24, 2019
Thomas H. Johnson

/s/ MICHAEL T. LAWTON	Director	May 24, 2019
Michael T. Lawton

/s/ EDDIE N. MOORE, JR.	Director	May 24, 2019
Eddie N. Moore, Jr.

/s/ ROBERT C. SLEDD	Director	May 24, 2019
Robert C. Sledd

/s/ THOMAS H. TULLIDGE, JR.	Director	May 24, 2019
Thomas H. Tullidge, Jr.