Form 10-Q
period 2019-06-30
UNIVERSAL CORP /VA/
filed 2019-08-07
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________TO_______________

Commission File Number: 001-00652

UNIVERSAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia			54-0414210
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

9201 Forest Hill Avenue,	Richmond,	Virginia	23235
(Address of principal executive offices)			(Zip Code)

804-359-9311
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbols	Name of Exchange on which registered
Common Stock, no par value	UVV	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2019, the total number of shares of common stock outstanding was 24,971,489.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2019	2018
	(Unaudited)
Sales and other operating revenues	$296,915	$379,719
Costs and expenses
Cost of goods sold	238,265	307,498
Selling, general and administrative expenses	51,136	63,852
Operating income	7,514	8,369
Equity in pretax earnings of unconsolidated affiliates	40	539
Other non-operating income (expense)	627	190
Interest income	1,008	512
Interest expense	4,028	3,949
Income before income taxes and other items	5,161	5,661
Income taxes	4,266	(5,399)
Net income	895	11,060
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	1,177	2,119
Net income attributable to Universal Corporation	$2,072	$13,179

Earnings per share:
Basic	$0.08	$0.53
Diluted	$0.08	$0.52

Weighted average common shares outstanding:
Basic	25,158,369	25,064,420
Diluted	25,284,258	25,284,700

Total comprehensive income (loss), net of income taxes	$(3,452)	$(2,477)
Less: comprehensive (income) loss attributable to noncontrolling interests	1,054	2,278
Comprehensive income (loss) attributable to Universal Corporation	$(2,398)	$(199)

Dividends declared per common share	$0.76	$0.75

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2019	2018	2019
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$167,996	$66,008	$297,556
Accounts receivable, net	217,905	247,812	368,110
Advances to suppliers, net	80,032	70,731	106,850
Accounts receivable—unconsolidated affiliates	63,388	101,483	30,951
Inventories—at lower of cost or net realizable value:
Tobacco	898,409	947,520	629,606
Other	77,654	73,358	69,611
Prepaid income taxes	20,985	20,242	14,264
Other current assets	75,689	71,511	71,197
Total current assets	1,602,058	1,598,665	1,588,145

Property, plant and equipment
Land	22,785	23,041	22,952
Buildings	262,688	268,789	261,976
Machinery and equipment	611,209	636,425	608,191
	896,682	928,255	893,119
Less accumulated depreciation	(597,257)	(604,765)	(590,625)
	299,425	323,490	302,494
Other assets
Operating lease right-of-use assets	34,472	—	—
Goodwill and other intangibles	98,029	98,892	97,994
Investments in unconsolidated affiliates	80,985	83,327	80,482
Deferred income taxes	15,582	19,162	13,357
Other noncurrent assets	47,333	45,632	50,712
	276,401	247,013	242,545

Total assets	$2,177,884	$2,169,168	$2,133,184

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2019	2018	2019
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$73,640	$73,291	$54,023
Accounts payable and accrued expenses	179,297	199,214	145,506
Accounts payable—unconsolidated affiliates	10	—	106
Customer advances and deposits	4,397	3,414	21,675
Accrued compensation	23,084	20,969	31,372
Income taxes payable	1,576	6,813	1,066
Current portion of operating lease liabilities	8,938	—	—
Current portion of long-term debt	—	—	—
Total current liabilities	290,942	303,701	253,748

Long-term debt	368,568	369,174	368,503
Pensions and other postretirement benefits	59,364	60,360	59,257
Long-term operating lease liabilities	23,098	—	—
Other long-term liabilities	52,387	45,628	43,214
Deferred income taxes	31,447	28,033	28,584
Total liabilities	825,806	806,896	753,306

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,971,489 shares issued and outstanding (24,957,418 at June 30, 2018 and 24,989,946 at March 31, 2019)	325,515	322,889	326,600
Retained earnings	1,084,987	1,072,230	1,106,178
Accumulated other comprehensive loss	(100,161)	(73,442)	(95,691)
Total Universal Corporation shareholders' equity	1,310,341	1,321,677	1,337,087
Noncontrolling interests in subsidiaries	41,737	40,595	42,791
Total shareholders' equity	1,352,078	1,362,272	1,379,878

Total liabilities and shareholders' equity	$2,177,884	$2,169,168	$2,133,184

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$895	$11,060
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	9,067	8,645
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(165)	(797)
Foreign currency remeasurement (gain) loss, net	(1,497)	(943)
Other, net	3,780	(6,928)
Changes in operating assets and liabilities, net	(128,819)	(179,366)
Net cash used by operating activities	(116,739)	(168,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,679)	(11,018)
Proceeds from sale of property, plant and equipment	226	589
Net cash used by investing activities	(5,453)	(10,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of short-term debt, net	19,257	28,978
Repurchase of common stock	(5,214)	(1,443)
Dividends paid on common stock	(18,742)	(13,712)
Other	(2,883)	(2,656)
Net cash provided (used) by financing activities	(7,582)	11,167

Effect of exchange rate changes on cash	214	(529)
Net decrease in cash and cash equivalents	(129,560)	(168,120)
Cash and cash equivalents at beginning of year	297,556	234,128

Cash and cash equivalents at end of period	$167,996	$66,008

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the leading global leaf tobacco supplier. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) effective April 1, 2019, the beginning of the current fiscal year. For leases with fixed payment arrangements, ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and corresponding right-of-use asset in the balance sheet for the term of the lease. This guidance superseded Topic 840 “Leases.” The Company elected the practical expedient to not include leases with terms less than 12 months on the consolidated balance sheet. The Company elected the transition package of practical expedients that retained the historical lease identification, lease classification, and treatment of initial direct costs for leases prior to the adoption of ASU 2016-02. Additionally, as permitted under the new guidance the Company elected to not separate lease and non-lease components for certain classes of leased assets, including real estate. The Company elected the modified retrospective transition adoption method. Accordingly, on the date of adoption $36.6 million of operating lease right-of use assets and corresponding operating lease liabilities of $34.2 million were recognized on the Company's consolidated balance sheet.  The adoption of ASU 2016-02 did not result in a cumulative-effect adjustment to retained earnings. The disclosures required for lease accounting under the new guidance are provided in Note 7.

Pronouncements to be Adopted in Future Periods

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles - Goodwill and Other (Topic 350)" ("ASU 2017-04"). Under current accounting guidance, the fair value of a reporting unit to which a specific goodwill balance relates is first compared to its carrying value in the financial statements (Step 1). If that comparison indicates that the goodwill is impaired, an implied fair value for the goodwill must then be calculated by deducting the individual fair values of all other assets and liabilities, including any unrecognized intangible assets, from the total fair value of the reporting unit. ASU 2017-04 simplifies the accounting guidance by eliminating Step 2 from the goodwill impairment test and using the fair value of the reporting unit determined in Step 1 to measure the goodwill impairment loss. The updated guidance is effective for fiscal years beginning after December 15, 2019. The Company will be required to adopt ASU 2017-04 effective April 1, 2020, which is the beginning of its fiscal year ending March 31, 2021, although early adoption is permitted. The Company is currently evaluating the impact that the updated guidance will have on its consolidated financial statements.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended June 30,
(in thousands of dollars)	2019	2018

Tobacco sales	$268,057	$345,137
Processing revenue	18,434	21,707
Other sales and revenue from contracts with customers	9,410	8,126
Total revenue from contracts with customers	295,901	374,970
Other operating sales and revenues	1,014	4,749
Consolidated sales and other operating revenues	$296,915	$379,719

Other operating sales and revenues consists principally of interest on advances to suppliers and dividend income from unconsolidated affiliates.

NOTE 4.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at June 30, 2019, all of which expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at June 30, 2019, was the face amount, $2 million including unpaid accrued interest ($3 million at June 30, 2018, and $17 million at March 31, 2019). The fair value of the guarantees was a liability of approximately $1 million at June 30, 2019 ($1 million at June 30, 2018, and $1 million at March 31, 2019). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $1 million at June 30, 2019, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $12 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $14 million. Those amounts are based on the exchange rate for the Brazilian currency at June 30, 2019. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of June 30, 2019, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $12 million (at the June 30, 2019 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $12 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2019.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $6 million at the June 30, 2019 exchange rate, reflecting a substantial reduction from the original $14 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $6 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2019.

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

On January 22, 2019, the FCC delivered provisional findings regarding two new allegations of antitrust violations. In those two new provisional findings, the FCC has manufactured claims against ULT and ULT's subsidiaries in Tanzania, in addition to other parties in Tanzania. ULT and its Tanzania subsidiaries have already begun working closely with expert legal advisors on these matters and have prepared and submited to the FCC proper and comprehensive responses. Based on the legal consultations to date the Company firmly believes the FCC's new allegations are frivolous and clearly without merit and lack facts, law or economic analysis to support them. In one of the two new matters, based on the Company's review of the provisional findings and consultation with counsel, the Company believes the FCC is seeking an equally large, ludicrous, unwarranted, and unlawful fine as the one sought in the current matter. The FCC's motivations for initiating these additional, spurious allegations against the Company's subsidiaries are unclear. At this time, the Company is unable to predict how long it will take to defend against the new matters including, if necessary, to appeal any final FCC decisions; however, the Company believes it could last several years. At this time, the Company believes that the likelihood of incurring any material liability in the new matters is remote, and no amount has been recorded for either one.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $101 million at June 30, 2019, $94 million at June 30, 2018, and $129 million at March 31, 2019. The related valuation allowances totaled $18 million at June 30, 2019, $19 million at June 30, 2018, and $18 million at March 31, 2019, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $0.2 million and $0.8 million in the three-month periods ended June 30, 2019 and 2018, respectively. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2019, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $61 million ($53 million at June 30, 2018, and $53 million at March 31, 2019), and the related valuation allowances totaled approximately $18 million ($16 million at June 30, 2018, and $17 million at March 31, 2019). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2019	2018

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$2,072	$13,179

Denominator for basic earnings per share
Weighted average shares outstanding	25,158,369	25,064,420

Basic earnings per share	$0.08	$0.53

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$2,072	$13,179

Denominator for diluted earnings per share:
Weighted average shares outstanding	25,158,369	25,064,420
Effect of dilutive securities
Employee share-based awards	125,889	220,280
Denominator for diluted earnings per share	25,284,258	25,284,700

Diluted earnings per share	$0.08	$0.52

NOTE 6.   INCOME TAXES

The Company operates in the United States and many foreign countries and is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company's consolidated effective income tax rate is affected by a number of factors, including the mix of domestic and foreign earnings and the effect of exchange rate changes on deferred taxes. Effective tax rates also reflect the benefit of various tax planning opportunities, as well as the net effect of items that were accounted for on a discrete basis in each period.

For the three months ended June 30, 2019, the Company's consolidated effective income tax rate of 83% was affected by a $2.8 million net tax provision related to an unresolved tax matter at a foreign subsidiary.  Without the discrete item for the unresolved tax matter, income taxes for the quarter would have been an expense of approximately $1.5 million, or a consolidated effective income tax rate of approximately 29%.

For the three months ended June 30, 2018, the Company reported a net tax benefit on pretax earnings due to a benefit from reversing a portion of the liability previously recorded for dividend withholding taxes on the cumulative retained earnings of a foreign subsidiary. The reversal followed the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary and was attributable to the portion of cumulative retained earnings that the Company expects to distribute prior to the expiration of the holiday. Without the dividend withholding tax reversal, income taxes for the quarter would have been an expense of approximately $1.5 million, or a consolidated effective tax rate of approximately 27%.

NOTE 7.   LEASES

The Company, as a lessee, enters into operating leases for land, buildings, equipment, and vehicles. For all operating leases with terms greater than 12 months and with fixed payment arrangements, a lease liability and corresponding right-of-use asset are recognized in the balance sheet for the term of the lease by calculating the net present value of future lease payments. On the date of lease commencement, the present value of lease liabilities is determined by discounting the future lease payments by the Company’s collateralized incremental borrowing rate, adjusted for the lease term and currency of the lease payments. If a lease contains a renewal option that the Company is reasonably certain to exercise, the Company accounts for the original lease term and expected renewal term in the calculation of the lease liability and right-of-use asset.

The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands)	June 30, 2019

Assets
Operating lease right-of-use assets	$34,472

Liabilities
Current portion of operating lease liabilities	8,938
Long-term operating lease liabilities	23,098
Total operating lease liabilities	$32,036

The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

Three Months Ended June 30,
(in thousands)	2019

Income Statement Location
Cost of goods sold	$2,617
Selling, general, and administrative expenses	1,987
Total operating lease costs(1)	$4,604

(1)	Includes variable operating lease costs.

For the fiscal year ended March 31, 2019, the Company recorded $17.6 million of total expense for operating leases.

The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands)	June 30, 2019
Maturity of Operating Lease Liabilities
2020 (excluding the three months ended June 30, 2019)	$7,731
2021	8,303
2022	5,261
2023	4,018
2024	3,025
2025 and thereafter	8,675
Total undiscounted cash flows for operating leases	$37,013
Less: Imputed interest	(4,977)
Total operating lease liabilities	$32,036

As of June 30, 2019, the Company has entered into additional operating leases that have not yet commenced, representing $4.8 million of future payments.

The following table sets forth supplemental information related to operating leases:

(in thousands, except lease term and incremental borrowing rate)	Three Months Ended June 30,
2019

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,046
Right-of-use assets obtained in exchange for new operating leases	$468

Weighted Average Remaining Lease Term (years)	5.98

Weighted Average Collateralized Incremental Borrowing Rate	4.93%

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

Cash Flow Hedging Strategy for Interest Rate Risk

In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2019, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.

Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements were subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Sales of Crop Inputs, Forecast Purchases of Tobacco, and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, sales of crop inputs (such as seeds and fertilizers) to farmers, purchases of tobacco from farmers, and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar sales of crop inputs and cost of processed tobacco. From time to time, the Company enters into forward and option contracts to buy U.S. dollars and sell the local currency at future dates that coincide with the sale of crop inputs to farmers. In the case of forecast purchases of tobacco and the related processing costs, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. These strategies offset the variability of future U.S. dollar cash flows for sales of crop inputs, tobacco purchases, and processing costs for the foreign currency notional amount hedged. These hedging strategies have been used mainly for sales of crop inputs, tobacco purchases, and processing costs in Brazil, although the Company has entered forward contracts to hedge exchange rate risk for a portion of the forecast tobacco purchases from the 2019 crop in Mozambique. The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during the first three months of fiscal years 2020 and 2019 was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2019	2018

Tobacco purchases	$72.0	$59.8
Processing costs	26.3	16.5
Crop input sales	21.7	—
Total	$120.0	$76.3

The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the three months ended June 30, 2019, primarily reflect purchase and processing hedges entered into for the 2020 crop year in Brazil, which historically were entered into during the fourth quarter of the fiscal year. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward and option contracts related to sales of crop inputs and processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

For substantially all hedge gains and losses related to 2019 crops recorded in accumulated other comprehensive income at June 30, 2019, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2020. Purchases of the 2019 Brazilian crop are expected to be completed by August 2019, and all forward contracts to hedge these purchases will mature and be settled by that time. For hedged gains and losses related to 2020 crops recorded in accumulated other comprehensive income at June 30, 2019, the Company expects to complete the sale of tobacco and recognize the amounts in earnings during fiscal year 2021.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at June 30, 2019 and 2018, and March 31, 2019, were approximately $7.6 million, $24.9 million, and $24.8 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income:

	Three Months Ended June 30,
(in thousands of dollars)	2019	2018

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(9,812)	$1,556
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(5)	$291
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$779	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2,032	$(3,031)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(11)	$(25)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Mozambique

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$51	$(5,445)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Mozambique, a net hedge gain of approximately $2.4 million remained in accumulated other comprehensive gain at June 30, 2019. That balance reflects gains and losses on contracts related to the 2019 and 2020 Brazil crops and 2019 Mozambique crop, less the amount reclassified to earnings related to tobacco sold through June 30, 2019. The balance in accumulated other comprehensive loss associated with the 2019 crops in Brazil and Mozambique is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2020 as those tobaccos are sold to customers. The balance in accumulated other comprehensive loss related to the 2020 Brazil crop is expected to be recognized in earnings in fiscal year 2021 as that tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2019 and 2018, and March 31, 2019:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2019	June 30, 2018	March 31, 2019		June 30, 2019	June 30, 2018	March 31, 2019

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$9,527	$—	Other long-term liabilities	$16,158	$—	$6,351

Foreign currency exchange contracts	Other current assets	1,812	—	307	Accounts payable and accrued expenses	19	193	—
Total		$1,812	$9,527	$307		$16,177	$193	$6,351

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$1,052	$10	$233	Accounts payable and accrued expenses	$46	$1,298	$386
Total		$1,052	$10	$233		$46	$1,298	$386

Substantially all of the Company's foreign exchange derivative instruments are subject to master netting arrangements whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.

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

Recurring Fair Value Measurements

At June 30, 2019 and 2018, and at March 31, 2019, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	June 30, 2019
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$77,229	$—	$—	$—	$77,229
Trading securities associated with deferred compensation plans	—	16,356	—	—	16,356
Foreign currency exchange contracts	—	—	2,864	—	2,864
Total financial assets measured and reported at fair value	$77,229	$16,356	$2,864	$—	$96,449

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$785	$785
Interest rate swap agreements	—	—	16,158	—	16,158
Foreign currency exchange contracts	—	—	65	—	65
Total financial liabilities measured and reported at fair value	$—	$—	$16,223	$785	$17,008

	June 30, 2018
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,700	$—	$—	$—	$1,700
Trading securities associated with deferred compensation plans	—	16,910	—	—	16,910
Interest rate swap agreements	—	—	9,527	—	9,527
Foreign currency exchange contracts	—	—	10	—	10
Total financial assets measured and reported at fair value	$1,700	$16,910	$9,537	$—	$28,147

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$1,201	$1,201
Foreign currency exchange contracts	—	—	1,491	—	1,491
Total financial liabilities measured and reported at fair value	$—	$—	$1,491	$1,201	$2,692

	March 31, 2019
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$156,864	$—	$—	$—	$156,864
Trading securities associated with deferred compensation plans	—	16,315	—	—	16,315
Foreign currency exchange contracts	—	—	540	—	540
Total financial assets measured and reported at fair value	$156,864	$16,315	$540	$—	$173,719

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$803	$803
Interest rate swap agreements	—	—	6,351	—	6,351
Foreign currency exchange contracts	—	—	386	—	386
Total financial liabilities measured and reported at fair value	$—	$—	$6,737	$803	$7,540

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2019 and 2018 is provided below.

	Three Months Ended June 30,
(in thousands of dollars)	2019	2018

Balance at beginning of year	$803	$974
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	58	348
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	(79)	35
Change in discount rate and estimated collection period	(5)	36
Currency remeasurement	8	(192)
Balance at end of period	$785	$1,201

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates June 30, 2019, June 30, 2018, and March 31, 2019. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

Nonrecurring Fair Value Measurements

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Due to business changes that affected the leaf tobacco market in Tanzania and the Company's operations there, an impairment charge of the the long-lived assets in Tanzania was recorded in fiscal year 2019 to reduce their carrying value to fair value at March 31, 2019. The long-lived assets consist principally of the Company's processing facility and equipment, storage facilities, tobacco buying and receiving stations, employee housing, and vehicles and transportation equipment. The aggregate fair value of those assets was approximately $17 million at March 31, 2019. The fair values of the property, plant and equipment were determined based principally on a probability-weighting of the discounted cash flows expected under multiple operating and disposition scenarios. Significant judgment was required in estimating the amount and timing of the future cash flows associated with the use and disposition of the assets, as well as the probabilities associated with the respective operating and disposition scenarios. Accordingly, the nonrecurring measurement of the fair value of these assets is classified within Level 3 of the fair value hierarchy.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2019	2018	2019	2018

Service cost	$1,589	$1,455	$53	$59
Interest cost	2,737	2,481	333	340
Expected return on plan assets	(4,216)	(3,694)	(27)	(25)
Net amortization and deferral	698	902	(152)	(194)
Net periodic benefit cost	$808	$1,144	$207	$180

During the three months ended June 30, 2019, the Company made contributions of approximately $0.3 million to its pension plans. Additional contributions of $5.7 million are expected during the remaining nine months of fiscal year 2020.

NOTE 11.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plans consistently, following previously defined guidelines. In recent years, the Compensation Committee has awarded only grants of RSUs and PSAs. Awards of restricted stock, RSUs, and PSAs are currently outstanding under the Plans. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest at the end of a three-year performance period that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive RSUs following each annual meeting of shareholders and previously received restricted stock. RSUs awarded to outside directors vest three years after the grant date, and restricted shares vest upon the individual’s retirement from service as a director.

During the three-month periods ended June 30, 2019 and 2018, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Three Months Ended June 30,
	2019	2018

RSUs:
Number granted	55,490	59,150
Grant date fair value	$59.07	$66.00

PSAs:
Number granted	46,300	53,250
Grant date fair value	$50.16	$57.17

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the three-month periods ended June 30, 2019 and 2018, the Company recorded total stock-based compensation expense of approximately $2.7 million and $4.2 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.9 million during the remaining nine months of fiscal year 2020.

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

Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows:

	Three Months Ended June 30,
(in thousands of dollars)	2019	2018

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$27,659	$115,556
Other Regions (1)	202,065	207,932
Subtotal	229,724	323,488
Other Tobacco Operations (2)	67,191	56,231
Consolidated sales and other operating revenue	$296,915	$379,719

OPERATING INCOME
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$890	$8,952
Other Regions (1)	(3,815)	(2,017)
Subtotal	(2,925)	6,935
Other Tobacco Operations (2)	10,479	1,973
Segment operating income	7,554	8,908
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)	(40)	(539)
Consolidated operating income	$7,514	$8,369

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(in thousands of dollars)	2019	2018
Foreign currency translation:
Balance at beginning of year	$(40,101)	$(23,942)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	1,937	(10,783)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	(123)	159
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,814	(10,624)
Balance at end of period	$(38,287)	$(34,566)

Foreign currency hedge:
Balance at beginning of year	$(376)	$(35)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(378) and $613)	3,109	(4,475)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(2) and $(4)) (1)	(1,134)	146
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,975	(4,329)
Balance at end of period	$1,599	$(4,364)

Interest rate hedge:
Balance at beginning of year	$(934)	$6,528
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $2,061 and $(327)	(7,752)	1,229
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(1) and $61) (2)	(775)	(230)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(8,527)	999
Balance at end of period	$(9,461)	$7,527

Pension and other postretirement benefit plans:
Balance at beginning of year	$(54,280)	$(42,615)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(102) and $(156) (3)	268	576
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	268	576
Balance at end of period	$(54,012)	$(42,039)

Total accumulated other comprehensive loss at end of period	$(100,161)	$(73,442)

(1)
Gain (loss) on foreign currency cash flow hedges related to forecast purchases of tobacco is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 8 for additional information.

(2)
Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the underlying debt, or as amortized to interest expense over the period to original maturity for terminated swap agreements. See Note 8 for additional information.

(3)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 10 for additional information.

NOTE 14. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,337,087	$42,791	$1,379,878	$1,342,429	$42,873	$1,385,302

Changes in common stock
Repurchase of common stock	(1,174)	—	(1,174)	(397)	—	(397)
Accrual of stock-based compensation	2,728	—	2,728	4,198	—	4,198
Withholding of shares from stock-based compensation for grantee income taxes	(2,883)	—	(2,883)	(2,656)	—	(2,656)
Dividend equivalents on RSUs	244	—	244	185	—	185

Changes in retained earnings
Net income	2,072	(1,177)	895	13,179	(2,119)	11,060
Cash dividends declared
Common stock	(18,979)	—	(18,979)	(18,718)	—	(18,718)
Repurchase of common stock	(4,040)	—	(4,040)	(1,046)	—	(1,046)
Dividend equivalents on RSUs	(244)	—	(244)	(185)	—	(185)
Adoption of FASB Accounting Standards Update 2016-16 eliminating deferred income taxes on unrecognized gains on intra-entity transfers of assets other than inventory	—	—	—	(1,934)	—	(1,934)

Other comprehensive income (loss)	(4,470)	123	(4,347)	(13,378)	(159)	(13,537)

Balance at end of period	$1,310,341	$41,737	$1,352,078	$1,321,677	$40,595	$1,362,272

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: product purchased not meeting quality and quantity requirements; reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our food ingredient business; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Liquidity and Capital Resources

Overview

Our first fiscal quarter is usually a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs in the quarter ended June 30, 2019, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect shipments to continue to be weighted to the second half of the fiscal year.

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

Operating Activities
We used $116.7 million in net cash flows to fund our operations during the quarter ended June 30, 2019. That amount was $51.6 million lower than during the same period last fiscal year, largely due to the timing of crop purchases and shipments. Tobacco inventory levels increased by $268.8 million from March 31, 2019 levels to $898.4 million at June 30, 2019, on seasonal leaf purchases. Tobacco inventory levels were $49.1 million below June 30, 2018 levels, mainly due to later timing of crop purchases in Africa in the quarter ended June 30, 2019. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At June 30, 2019, our uncommitted inventories were $173.8 million, or about 19% of total tobacco inventory, compared to $128.0 million, or about 20% of our March 31, 2019 inventory, and $107.6 million, or about 11% of our June 30, 2018 inventory.

Our uncommitted inventory levels at June 30, 2019, remain within our target range. The level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2019, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances and accounts receivable decreased by $129.6 million and $150.2 million, respectively, from March 31, 2019 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $80.0 million at June 30, 2019, a reduction of $26.8 million from March 31, 2019 as crops were delivered in payment of those balances, net of new advances on current crops. Accounts receivable - unconsolidated affiliates, notes payable and overdrafts and accounts payable and accrued expenses were up $32.4 million, $19.6 million and $33.8 million, respectively, from March 31, 2019 levels, on seasonal increases.

Accounts receivable of $217.9 million at June 30, 2019, decreased by $29.9 million compared to the same period in the prior fiscal year, primarily on lower carryover crops in North America. Accounts receivable - unconsolidated affiliates were down $38.1 million at June 30, 2019, compared to June 30, 2018, on the timing of crop purchases. Accounts payable and accrued expenses of $179.3 million at June 30, 2019, were down $19.9 million compared to the same period in the prior fiscal year, largely on later timing of crop purchases in Africa.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities in adjacent industries and markets that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the quarters ended June 30, 2019 and 2018, we invested about $5.7 million and $11.0 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $9.1 million and $8.6 million for the three months ended June 30, 2019 and 2018, respectively. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $50 to $60 million over the next twelve months on capital projects to grow and improve our businesses as well as on maintenance of our facilities. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year.

Our Board of Directors approved our current share repurchase program in November 2017, and in May 2019, extended its expiration until November 15, 2020. The program authorizes the purchase of up to $100 million of our common stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended June 30, 2019, we purchased 90,592 shares of common stock at an aggregate cost of $5.2 million (average price per share of $57.56). As of June 30, 2019, approximately 25.0 million shares of our common stock were outstanding and our available authorization under our current share repurchase program was $84.4 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 18% at June 30, 2019, down from the June 30, 2018 level of approximately 22% and up from the March 31, 2019 level of approximately 10%, primarily on differences in cash balances. As of June 30, 2019, we had $168.0 million in cash and cash equivalents, our short-term debt totaled $73.6 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of June 30, 2019, we had $430 million available under a committed revolving credit facility that will mature in December 2023, and we had about $202 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2020. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2019, the fair value of our outstanding interest rate swap agreements was a liability of about $16.2 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At June 30, 2019, the fair value of our open hedges was a net asset of about $1.8 million. We had forward and option contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of about $1.0 million at June 30, 2019.

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

Net income was $2.1 million, or $0.08 per diluted share, for the first quarter of fiscal year 2020, which ended on June 30, 2019. Those results were down $11.1 million compared with net income of $13.2 million, or $0.52 per diluted share, for the first quarter of fiscal year 2019. Included in the results for both periods were certain non-recurring income tax items, detailed in Other Items below, which reduced diluted earnings per share by $0.11 and increased diluted earnings per share by $0.27 for the three months ended June 30, 2019 and June 30, 2018, respectively. Excluding those non-recurring items, net income and diluted earnings per share declined by $1.4 million and $0.06, respectively, for quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. Operating income of $7.5 million for the quarter ended June 30, 2019, decreased by $0.9 million, compared to operating income of $8.4 million for the quarter ended June 30, 2018. Similarly, segment operating income was $7.6 million for the first quarter of fiscal year 2020, down $1.4 million compared to the same period last fiscal year, mainly as a result of earnings declines in the North America and Other Regions segments, partially offset by earnings improvements in the Other Tobacco Operations segment. Revenues of $296.9 million for the quarter ended June 30, 2019, decreased by $82.8 million, or 22%, on lower total sales volumes primarily due to reduced carryover crop sales.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

The Other Regions segment operating loss of $3.8 million for the quarter ended June 30, 2019, was $1.8 million greater than the prior year’s first fiscal quarter operating loss of $2.0 million. In the first quarter of fiscal year 2020, benefits from higher carryover crop sales in Brazil and increased trading volumes in Asia were offset by lower results from Africa on lower carryover crop sales and distributions from unconsolidated subsidiaries. Selling, general and administrative costs for the segment were lower in the quarter ended June 30, 2019, largely from favorable foreign currency comparisons, lower customer claim costs, and lower legal and professional expenses, compared to the same period in the prior fiscal year. Revenues for the Other Regions segment of $202.1 million for the quarter ended June 30, 2019, were down $5.9 million compared to the same period last year, as increases in sales revenues were offset by lower processing revenues, primarily in Europe, and reduced dividend income from unconsolidated affiliates.

North America

Operating income for the North America segment for the quarter ended June 30, 2019, was $0.9 million, down $8.1 million from the comparable prior year period, mainly on significantly lower carryover crop sales volumes. Carryover crop volumes in the

United States were high in the quarter ended June 30, 2018, as reduced transportation availability had delayed some shipments into that quarter, which would otherwise have shipped earlier in calendar year 2018. In addition, current crop tobacco volumes were down in Mexico due to later shipment timing this fiscal year compared to fiscal year 2019. Selling, general, and administrative costs for the North America segment were down slightly, compared to the prior year’s first fiscal quarter. Revenues for this segment decreased by $87.9 million to $27.7 million for the quarter ended June 30, 2019, compared to the same period in the prior fiscal year, on the lower carryover crop sales volumes.

Other Tobacco Operations

The Other Tobacco Operations segment operating income of $10.5 million for the first quarter of fiscal year 2020 reflected an increase of $8.5 million, compared to operating income of $2.0 million for this segment in the same period last year, largely due to improved results from our dark tobacco operations on higher wrapper sales and lower costs. Despite increased sales volumes, results for the oriental joint venture were down for its seasonally weak first fiscal quarter ended June 30, 2019, compared to the prior fiscal year on lower foreign currency remeasurement gains. However, selling, general, and administrative costs for the segment were down compared with the prior year's first fiscal quarter mainly due to favorable foreign currency comparisons. Revenues for this segment in the quarter ended June 30, 2019, increased by $11.0 million to $67.2 million on the higher dark tobacco sales.

Other Items

Cost of goods sold in the quarter ended June 30, 2019, of $238.3 million was down by about 23% compared with the same period last year, consistent with the similar percentage decrease in revenues for the current period. Selling, general, and administrative costs for the first quarter of fiscal year 2020 decreased by $12.7 million to $51.1 million, mainly driven by positive net foreign currency remeasurement and exchange variances of about $6 million, primarily in Brazil, the Philippines, Europe, and Indonesia, lower customer claim costs, and reduced legal and professional expenses, compared with the same period in the prior year.

For the three months ended June 30, 2019, the Company’s income tax expense included a $2.8 million net tax accrual ($0.11 per diluted share) for an unresolved tax matter at a foreign subsidiary. Without the accrual for the unresolved tax matter, income taxes for the quarter ended June 30, 2019, would have been approximately $1.5 million, or a consolidated effective tax rate of approximately 29%. For the three months ended June 30, 2018, the Company reported a net tax benefit on pretax earnings due to a $6.9 million benefit ($0.27 per diluted share) from reversing a portion of a liability previously recorded for dividend withholding taxes on the cumulative retained earnings of a foreign subsidiary.  Without the dividend withholding tax reversal, income taxes for the quarter ended June 30, 2018, would have been expense of approximately $1.5 million, or a consolidated effective tax rate of approximately 27%.

General Overview

We are starting off fiscal year 2020 with sales results in line with our expectations. Our first fiscal quarter is a seasonally slow quarter for us, and our volumes for the quarter are lower than the prior year, as fiscal year 2019 benefited from large carryover crop volumes, particularly in North America and Africa. However, our overall volumes are similar to those in prior first fiscal quarters when we were not impacted by large carryover shipments. In addition, our results benefited from lower selling, general, and administrative expenses, primarily from more favorable currency variances this fiscal year.

Crop purchases are almost complete in Brazil and well underway in Africa. Flue-cured crop sizes are larger in several key origins this year, and we believe that the supply of flue-cured tobacco exceeds demand. As a result, we are seeing slower movement in flue-cured markets, soft demand, and pressure on margins. However, it is still very early, and some markets have not opened yet. In contrast to the flue-cured crops, burley crop sizes are coming in lower than expected, and we believe that burley supply is in line with demand.

We are also seeing softer demand for U.S. tobacco. Currently, U.S. tobacco prices are not competitive in the global marketplace. Additionally, there is pressure on export volumes from the suspension of purchases by China due to the current trade discussions as well as consistent declining domestic consumption in the United States.

Although we are cautiously watching some market developments, we believe that we are off to a good start this year. We are forecasting modest increases in our capital expenditures as we are continuing to work on additional supply chain and service opportunities in our leaf tobacco business. We are also making steady progress on building out our investment pipeline. In fiscal year 2020, we look forward to continuing to provide products that are responsibly-sourced and processed with transparency while maintaining our position as the leading global leaf tobacco supplier and delivering sustainable shareholder value.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in February 2019, debt carried at variable interest rates was approximately $74 million at June 30, 2019. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.7 million, that amount would be at least partially mitigated by changes in charges to customers.

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

We adopted ASU 2016-02, "Leases (Topic 842)" effective April 1, 2019. As a result of adopting ASU 2016-02, we implemented new control activities in order to maintain appropriate internal control over financial reporting. There have been no other changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019 (the "2019 Annual Report on Form 10-K"). In evaluating our risks, readers should carefully consider the risk factors discussed in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchases of shares of our common stock during the three-month period ended June 30, 2019:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2019	486	$50.84	486	$89,586,294
May 1-31, 2019	35,559	55.93	35,559	89,586,294
June 1-30, 2019	54,547	58.68	54,547	89,586,294
Total	90,592	$57.56	90,592	$89,586,294

(1)
Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)	Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)
A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2017 and further extended on May 29, 2019. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on the earlier of November 15, 2020, or when we have exhausted the funds authorized for the program.

 ITEM 6.   EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on April 12, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (submitted electronically herewith).*

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

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2019	UNIVERSAL CORPORATION
(Registrant)

/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on April 12, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data Files (submitted electronically herewith)*

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

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
*Filed herewith