Form 10-Q
period 2019-09-30
UNIVERSAL CORP /VA/
filed 2019-11-12
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2019, the total number of shares of common stock outstanding was 24,804,346.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$475,921	$539,604	$772,836	$919,323
Costs and expenses
Cost of goods sold	379,892	440,144	618,157	747,642
Selling, general and administrative expenses	52,830	45,090	103,966	108,942
Operating income	43,199	54,370	50,713	62,739
Equity in pretax earnings of unconsolidated affiliates	2,310	(614)	2,350	(75)
Other non-operating income	633	196	1,260	386
Interest income	240	299	1,248	811
Interest expense	5,136	4,593	9,164	8,542
Income before income taxes and other items	41,246	49,658	46,407	55,319
Income taxes	11,499	15,365	15,765	9,966
Net income	29,747	34,293	30,642	45,353
Less: net income attributable to noncontrolling interests in subsidiaries	(1,670)	(2,847)	(493)	(728)
Net income attributable to Universal Corporation	$28,077	$31,446	$30,149	$44,625

Earnings per share:
Basic	$1.12	$1.25	$1.20	$1.78
Diluted	$1.11	$1.24	$1.19	$1.76

Weighted average common shares outstanding:
Basic	25,086,580	25,152,864	25,122,283	25,108,724
Diluted	25,197,325	25,337,720	25,240,600	25,311,292

Total comprehensive income, net of income taxes	$14,908	$34,582	$11,456	$32,105
Less: comprehensive income attributable to noncontrolling interests	(1,546)	(2,742)	(492)	(464)
Comprehensive income (loss) attributable to Universal Corporation	$13,362	$31,840	$10,964	$31,641

Dividends declared per common share	$0.76	$0.75	$1.52	$1.50

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2019	2018	2019
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,173	$67,876	$297,556
Accounts receivable, net	337,825	355,674	368,110
Advances to suppliers, net	75,828	53,823	106,850
Accounts receivable—unconsolidated affiliates	82,812	107,198	30,951
Inventories—at lower of cost or net realizable value:
Tobacco	918,592	935,406	629,606
Other	97,536	87,958	69,611
Prepaid income taxes	13,454	17,131	14,264
Other current assets	70,338	73,862	71,197
Total current assets	1,649,558	1,698,928	1,588,145

Property, plant and equipment
Land	22,696	23,020	22,952
Buildings	261,599	269,738	261,976
Machinery and equipment	609,320	642,915	608,191
	893,615	935,673	893,119
Less accumulated depreciation	(598,184)	(613,130)	(590,625)
	295,431	322,543	302,494
Other assets
Operating lease right-of-use assets	34,838	—	—
Goodwill and other intangibles	97,998	98,860	97,994
Investments in unconsolidated affiliates	79,072	83,962	80,482
Deferred income taxes	16,250	20,473	13,357
Other noncurrent assets	45,085	47,480	50,712
	273,243	250,775	242,545

Total assets	$2,218,232	$2,272,246	$2,133,184

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2019	2018	2019
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$155,352	$148,049	$54,023
Accounts payable and accrued expenses	158,731	162,972	145,506
Accounts payable—unconsolidated affiliates	56	4,862	106
Customer advances and deposits	6,513	45,098	21,675
Accrued compensation	22,046	22,610	31,372
Income taxes payable	1,155	6,668	1,066
Current portion of operating lease liabilities	8,591	—	—
Current portion of long-term debt	—	—	—
Total current liabilities	352,444	390,259	253,748

Long-term debt	368,633	369,262	368,503
Pensions and other postretirement benefits	54,113	56,347	59,257
Long-term operating lease liabilities	23,331	—	—
Other long-term liabilities	56,146	41,758	43,214
Deferred income taxes	24,982	36,202	28,584
Total liabilities	879,649	893,828	753,306

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,841,863 shares issued and outstanding at September 30, 2019 (24,968,799 at September 30, 2018 and 24,989,946 at March 31, 2019)	324,927	324,626	326,600
Retained earnings	1,088,608	1,084,763	1,106,178
Accumulated other comprehensive loss	(114,876)	(73,048)	(95,691)
Total Universal Corporation shareholders' equity	1,298,659	1,336,341	1,337,087
Noncontrolling interests in subsidiaries	39,924	42,077	42,791
Total shareholders' equity	1,338,583	1,378,418	1,379,878

Total liabilities and shareholders' equity	$2,218,232	$2,272,246	$2,133,184

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,642	$45,353
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	18,231	18,440
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	(1,885)	(5,408)
Foreign currency remeasurement (gain) loss, net	1,767	3,952
Restructuring payments	(298)	(27)
Other, net	(301)	(2,459)
Changes in operating assets and liabilities, net	(327,975)	(272,847)
Net cash used by operating activities	(279,819)	(212,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13,308)	(20,043)
Proceeds from sale of property, plant and equipment	1,254	858
Other	—	2,000
Net cash used by investing activities	(12,054)	(17,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	104,003	102,489
Dividends paid to noncontrolling interests	(3,359)	(1,260)
Repurchase of common stock	(12,338)	(1,443)
Dividends paid on common stock	(37,721)	(32,430)
Other	(2,883)	(2,657)
Net cash provided by financing activities	47,702	64,699

Effect of exchange rate changes on cash	(212)	(770)
Net decrease in cash and cash equivalents	(244,383)	(166,252)
Cash and cash equivalents at beginning of year	297,556	234,128

Cash and cash equivalents at end of period	$53,173	$67,876

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles - Goodwill and Other (Topic 350)" ("ASU 2017-04"). Under current accounting guidance, the fair value of a reporting unit to which a specific goodwill balance relates is first compared to its carrying value in the financial statements (Step 1). If that comparison indicates that the goodwill is impaired, an implied fair value for the goodwill must then be calculated by deducting the individual fair values of all other assets and liabilities, including any unrecognized intangible assets, from the total fair value of the reporting unit. ASU 2017-04 simplifies the accounting guidance by eliminating Step 2 from the goodwill impairment test and using the fair value of the reporting unit determined in Step 1 to measure the goodwill impairment loss. The updated guidance is effective for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company early adopted ASU 2017-04 effective July 1, 2019. There was no material impact to the consolidated financial statements from the adoption of ASU 2017-04.

Pronouncements to be Adopted in Future Periods

In June 2016, the FASB issued Accounting Standards Update 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”).  ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will be required to adopt ASU 2016-13 effective April 1, 2020, which is the beginning of its fiscal year ending March 31, 2021, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of FASB Emerging Issues Task Force)" ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. Under that model, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Capitalized implementation costs are amortized over the term of the associated hosted cloud computing arrangement service contract on a straight-line basis, unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from its right to access the hosted software. Capitalized implementation costs would then be assessed for impairment in a manner similar to long-

lived assets. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Entities can choose to adopt the new guidance either prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. The Company will be required to adopt ASU 2018-15 effective April 1, 2020, which is the beginning of its fiscal year ending March 31, 2021, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018

Tobacco sales	$449,431	$509,632	$717,488	$854,769
Processing revenue	16,701	17,394	35,135	39,101
Other sales and revenue from contracts with customers	8,381	10,520	17,791	18,646
Total revenue from contracts with customers	474,513	537,546	770,414	912,516
Other operating sales and revenues	1,408	2,058	2,422	6,807
Consolidated sales and other operating revenues	$475,921	$539,604	$772,836	$919,323

Other operating sales and revenues consists principally of interest on advances to suppliers and dividend income from unconsolidated affiliates.

NOTE 4.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at September 30, 2019, all of which expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at September 30, 2019, was the face amount, $5 million including unpaid accrued interest ($29 million at September 30, 2018, and $17 million at March 31, 2019). The fair value of the guarantees was a liability of approximately $0.1 million at September 30, 2019 ($0.9 million at September 30, 2018, and $0.8 million at March 31, 2019). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $1 million at September 30, 2019, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $11 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $13 million. Those amounts are based on the exchange rate for the Brazilian currency at September 30, 2019. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of September 30, 2019, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $11 million (at the September 30, 2019 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $11 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2019.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $5 million at the September 30, 2019 exchange rate, reflecting a substantial reduction from the original $13 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $5 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2019.

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

On January 22, 2019, the FCC delivered provisional findings regarding two new allegations of antitrust violations. In those two new provisional findings, the FCC has manufactured claims against ULT and ULT's subsidiaries in Tanzania, in addition to other parties in Tanzania. ULT and its Tanzania subsidiaries have already begun working closely with expert legal advisors on these matters and have prepared and submitted to the FCC proper and comprehensive responses. Based on the legal consultations to date the Company firmly believes the FCC's new allegations are frivolous and clearly without merit and lack facts, law or economic analysis to support them. In one of the two new matters, based on the Company's review of the provisional findings and consultation with counsel, the Company believes the FCC is seeking an equally large, ludicrous, unwarranted, and unlawful fine as the one sought in the current matter. The FCC's motivations for initiating these additional, spurious allegations against the Company's subsidiaries are unclear. At this time, the Company is unable to predict how long it will take to defend against the new matters including, if necessary, to appeal any final FCC decisions; however, the Company believes it could last several years. At this time, the Company believes that the likelihood of incurring any material liability in the new matters is remote, and no amount has been recorded for either one.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $94 million at September 30, 2019, $73 million at September 30, 2018, and $129 million at March 31, 2019. The related valuation allowances totaled $16 million at September 30, 2019, $16 million at September 30, 2018, and $18 million at March 31, 2019, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $1.9 million and $5.4 million in the six-month periods ended September 30, 2019 and 2018, respectively. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30,

2019, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $56 million ($54 million at September 30, 2018, and $53 million at March 31, 2019), and the related valuation allowances totaled approximately $20 million ($17 million at September 30, 2018, and $17 million at March 31, 2019). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Stock Repurchase Plan

A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2017 and further extended on May 29, 2019. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on the earlier of November 15, 2020, or when the funds authorized for the program are exhausted. The program had $77.2 million of remaining capacity for repurchases of common and/or preferred stock at September 30, 2019.

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$28,077	$31,446	$30,149	$44,625

Denominator for basic earnings per share
Weighted average shares outstanding	25,086,580	25,152,864	25,122,283	25,108,724

Basic earnings per share	$1.12	$1.25	$1.20	$1.78

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$28,077	$31,446	$30,149	$44,625

Denominator for diluted earnings per share:
Weighted average shares outstanding	25,086,580	25,152,864	25,122,283	25,108,724
Effect of dilutive securities
Employee share-based awards	110,745	184,856	118,317	202,568
Denominator for diluted earnings per share	25,197,325	25,337,720	25,240,600	25,311,292

Diluted earnings per share	$1.11	$1.24	$1.19	$1.76

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

The consolidated effective income tax rates for the quarter and six months ended September 30, 2019 were 28% and 34%, respectively. In the first quarter of fiscal year 2020, the Company's consolidated effective income tax rate for the six months ended September 30, 2019 was affected by a $2.8 million net tax provision related to an unresolved tax matter at a foreign subsidiary.  Without the discrete item for the unresolved tax matter, the consolidated effective income tax rate for the six months ended September 30, 2019 would have been approximately 28% .

The consolidated effective income tax rates for the quarter and six months ended September 30, 2018 were approximately 31% and 18%, respectively.  During the first and second quarters of fiscal year 2019, the Company reversed amounts previously recorded for dividend withholding taxes on distributed and undistributed retained earnings of a foreign subsidiary.  The reversal followed the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary and was attributable to retained earnings amounts previously distributed or expected to be distributed prior to the expiration of the tax holiday.  Without the dividend withholding tax reversal, the consolidated effective income tax rates for the quarter and six months would have been approximately 33% and 32%, respectively.

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

The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands)	September 30, 2019

Assets
Operating lease right-of-use assets	$34,838

Liabilities
Current portion of operating lease liabilities	8,591
Long-term operating lease liabilities	23,331
Total operating lease liabilities	$31,922

The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Three Months Ended September 30,	Six Months Ended September 30,
(in thousands)	2019	2019

Income Statement Location
Cost of goods sold	$2,591	$5,209
Selling, general, and administrative expenses	2,064	4,050
Total operating lease costs(1)	$4,655	$9,259

(1)	Includes variable operating lease costs.

For the fiscal year ended March 31, 2019, the Company recorded $17.6 million of total expense for operating leases.

The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands)	September 30, 2019
Maturity of Operating Lease Liabilities
2020 (excluding the six months ended September 30, 2019)	$5,369
2021	8,807
2022	5,636
2023	4,309
2024	3,293
2025 and thereafter	9,995
Total undiscounted cash flows for operating leases	$37,409
Less: Imputed interest	(5,487)
Total operating lease liabilities	$31,922

As of September 30, 2019, the Company has entered into additional operating leases that have not yet commenced, representing $1.0 million of future payments.

The following table sets forth supplemental information related to operating leases:

	Three Months Ended September 30,	Six Months Ended September 30,
(in thousands, except lease term and incremental borrowing rate)	2019	2019

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$4,213	$7,259
Right-of-use assets obtained in exchange for new operating leases	$3,633	$4,101

Weighted Average Remaining Lease Term (years)		6.15

Weighted Average Collateralized Incremental Borrowing Rate		4.75%

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

Cash Flow Hedging Strategy for Interest Rate Risk

In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At September 30, 2019, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
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
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Sales of Crop Inputs, Forecast Purchases of Tobacco, and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, sales of crop inputs (such as seeds and fertilizers) to farmers, purchases of tobacco from farmers, and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar sales of crop inputs and cost of processed tobacco. From time to time, the Company enters into forward and option contracts to buy U.S. dollars and sell the local currency at future dates that coincide with the sale of crop inputs to farmers. In the case of forecast purchases of tobacco and the related processing costs, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. These strategies offset the variability of future U.S. dollar cash flows for sales of crop inputs, tobacco purchases, and processing costs for the foreign currency notional amount hedged. These hedging strategies have been used mainly for sales of crop inputs, tobacco purchases, and processing costs in Brazil, although the Company has entered forward contracts to hedge exchange rate risk for a portion of the forecast tobacco purchases from the 2019 crop in Mozambique. The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during the first six months of fiscal years 2020 and 2019 was as follows:

	Six Months Ended September 30,
(in millions of dollars)	2019	2018

Tobacco purchases	$72.0	$59.8
Processing costs	26.3	18.1
Crop input sales	21.7	—
Total	$120.0	$77.9

The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the six months ended September 30, 2019, primarily reflect purchase and processing hedges entered into for the 2020 crop year in Brazil, which historically were entered into during the fourth quarter of the fiscal year. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward and option contracts related to sales of crop inputs and processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

For substantially all hedge gains and losses related to 2019 crops recorded in accumulated other comprehensive income at September 30, 2019, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2020. Purchases of the 2019 Brazilian crop are expected to be completed by August 2019, and all forward contracts to hedge these purchases will mature and be settled by that time. For hedged gains and losses related to the 2020 Brazilian crop recorded in accumulated other comprehensive income at September 30, 2019, the Company expects to complete the sale of tobacco and recognize the amounts in earnings during fiscal year 2021.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at September 30, 2019 and 2018, and March 31, 2019, were approximately $36.0 million, $24.6 million, and $24.8 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(5,443)	$1,119	$(15,255)	$2,675
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(220)	$441	$(225)	$732
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$779	$—	$1,558	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(1,993)	$101	$39	$(2,930)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$276	$(529)	$265	$(554)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Mozambique

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(2)	$2,688	$49	$(2,757)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Mozambique, a net hedge gain of approximately $0.1 million remained in accumulated other comprehensive loss at September 30, 2019. That balance reflects gains and losses on contracts related to the 2019 and 2020 Brazil crops and 2019 Mozambique crop, less the amount reclassified to earnings related to tobacco sold through September 30, 2019. The balance in accumulated other comprehensive loss associated with the 2019 crops in Brazil and Mozambique is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2020 as those tobaccos are sold to customers. The balance in accumulated other comprehensive loss related to the 2020 Brazil crop is expected to be recognized in earnings in fiscal year 2021 as that tobacco is sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2019 and 2018, and March 31, 2019:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		September 30, 2019	September 30, 2018	March 31, 2019		September 30, 2019	September 30, 2018	March 31, 2019

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$10,205	$—	Other long-term liabilities	$21,381	$—	$6,351

Foreign currency exchange contracts	Other current assets	—	—	307	Accounts payable and accrued expenses	762	—	—
Total		$—	$10,205	$307		$22,143	$—	$6,351

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$45	$142	$233	Accounts payable and accrued expenses	$532	$384	$386
Total		$45	$142	$233		$532	$384	$386

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

Recurring Fair Value Measurements

At September 30, 2019 and 2018, and at March 31, 2019, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	September 30, 2019
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$2,032	$—	$—	$—	$2,032
Trading securities associated with deferred compensation plans	—	16,100	—	—	16,100
Foreign currency exchange contracts	—	—	45	—	45
Total financial assets measured and reported at fair value	$2,032	$16,100	$45	$—	$18,177

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$137	$137
Interest rate swap agreements	—	—	21,381	—	21,381
Foreign currency exchange contracts	—	—	1,293	—	1,293
Total financial liabilities measured and reported at fair value	$—	$—	$22,674	$137	$22,811

	September 30, 2018
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,708	$—	$—	$—	$1,708
Trading securities associated with deferred compensation plans	—	17,344	—	—	17,344
Interest rate swap agreements	—	—	10,205	—	10,205
Foreign currency exchange contracts	—	—	142	—	142
Total financial assets measured and reported at fair value	$1,708	$17,344	$10,347	$—	$29,399

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$919	$919
Foreign currency exchange contracts	—	—	384	—	384
Total financial liabilities measured and reported at fair value	$—	$—	$384	$919	$1,303

	March 31, 2019
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$156,864	$—	$—	$—	$156,864
Trading securities associated with deferred compensation plans	—	16,315	—	—	16,315
Foreign currency exchange contracts	—	—	540	—	540
Total financial assets measured and reported at fair value	$156,864	$16,315	$540	$—	$173,719

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$803	$803
Interest rate swap agreements	—	—	6,351	—	6,351
Foreign currency exchange contracts	—	—	386	—	386
Total financial liabilities measured and reported at fair value	$—	$—	$6,737	$803	$7,540

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2019 and 2018 is provided below.

	Six Months Ended September 30,
(in thousands of dollars)	2019	2018

Balance at beginning of year	$803	$974
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(651)	(688)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	(5)	808
Change in discount rate and estimated collection period	(7)	53
Currency remeasurement	(3)	(228)
Balance at end of period	$137	$919

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates September 30, 2019, September 30, 2018, and March 31, 2019. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018

Service cost	$1,477	$1,452	$53	$58
Interest cost	2,710	2,485	331	330
Expected return on plan assets	(4,190)	(3,694)	(29)	(25)
Net amortization and deferral	698	902	(153)	(194)
Net periodic benefit cost	$695	$1,145	$202	$169

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018

Service cost	$3,066	$2,907	$106	$117
Interest cost	5,447	4,966	664	670
Expected return on plan assets	(8,406)	(7,388)	(56)	(50)
Net amortization and deferral	1,396	1,804	(305)	(388)
Net periodic benefit cost	$1,503	$2,289	$409	$349

During the six months ended September 30, 2019, the Company made contributions of approximately $4.7 million to its pension plans. Additional contributions of $1.3 million are expected during the remaining six months of fiscal year 2020.

NOTE 11.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plans consistently, following previously defined guidelines. In recent years, the Compensation Committee has awarded only grants of RSUs and PSAs. Awards of restricted stock, RSUs, and PSAs are currently outstanding under the Plans. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest at the end of a three-year performance period that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive RSUs following each annual meeting of shareholders and previously received restricted stock. RSUs awarded to outside directors vest in one year for the 2020 Stock

Incentive Plan or three years for any prior Incentive Plans after the grant date, and restricted shares vest upon the individual’s retirement from service as a director.

During the six-month periods ended September 30, 2019 and 2018, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2019	2018

RSUs:
Number granted	67,040	71,200
Grant date fair value	$57.54	$66.30

PSAs:
Number granted	46,300	54,800
Grant date fair value	$50.16	$57.12

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the six-month periods ended September 30, 2019 and 2018, the Company recorded total stock-based compensation expense of approximately $3.7 million and $5.7 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.2 million during the remaining six months of fiscal year 2020.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$57,612	$67,782	$85,271	$183,338
Other Regions (1)	355,757	398,087	557,822	606,019
Subtotal	413,369	465,869	643,093	789,357
Other Tobacco Operations (2)	62,552	73,735	129,743	129,966
Consolidated sales and other operating revenue	$475,921	$539,604	$772,836	$919,323

OPERATING INCOME
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$5,472	$8,296	$6,362	$17,248
Other Regions (1)	32,525	45,562	28,710	43,545
Subtotal	37,997	53,858	35,072	60,793
Other Tobacco Operations (2)	7,512	(102)	17,991	1,871
Segment operating income	45,509	53,756	53,063	62,664
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	(2,310)	614	(2,350)	75
Consolidated operating income	$43,199	$54,370	$50,713	$62,739

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Special Services, and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings (loss) of unconsolidated affiliates.

(3)
Equity in pretax earnings (loss) of unconsolidated affiliates is included in segment operating income (Other Tobacco Operations segment), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income and comprehensive income.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the six months ended September 30, 2019 and 2018:

	Six Months Ended September 30,
(in thousands of dollars)	2019	2018
Foreign currency translation:
Balance at beginning of year	$(40,101)	$(23,942)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(5,136)	(11,687)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	1	264
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(5,135)	(11,423)
Balance at end of period	$(45,236)	$(35,365)

Foreign currency hedge:
Balance at beginning of year	$(376)	$(35)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $40 and $616)	(1,311)	(5,076)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(1) and $(116)) (1)	21	884
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,290)	(4,192)
Balance at end of period	$(1,666)	$(4,227)

Interest rate hedge:
Balance at beginning of year	$(934)	$6,528
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $3,203 and $(562)	(12,052)	2,113
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(47) and $154) (2)	(1,380)	(578)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(13,432)	1,535
Balance at end of period	$(14,366)	$8,063

Pension and other postretirement benefit plans:
Balance at beginning of year	$(54,280)	$(42,615)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(217) and $(294) (3)	672	1,096
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	672	1,096
Balance at end of period	$(53,608)	$(41,519)

Total accumulated other comprehensive loss at end of period	$(114,876)	$(73,048)

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

NOTE 14. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and six months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,310,341	$41,737	$1,352,078	$1,321,677	$40,595	$1,362,272

Changes in common stock
Repurchase of common stock	(1,800)	—	(1,800)	—	—	—
Accrual of stock-based compensation	959	—	959	1,552	—	1,552
Withholding of shares from stock-based compensation for grantee income taxes	—	—	—	(1)	—	(1)
Dividend equivalents on RSUs	253	—	253	186	—	186

Changes in retained earnings
Net income	28,077	1,670	29,747	31,446	2,847	34,293
Cash dividends declared
Common stock	(18,879)	—	(18,879)	(18,727)	—	(18,727)
Repurchase of common stock	(5,324)	—	(5,324)	—	—	—
Dividend equivalents on RSUs	(253)	—	(253)	(186)	—	(186)

Other comprehensive income (loss)	(14,715)	(124)	(14,839)	394	(105)	289

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(3,359)	(3,359)	—	(1,260)	(1,260)
Balance at end of period	$1,298,659	$39,924	$1,338,583	$1,336,341	$42,077	$1,378,418

	Six Months Ended September 30, 2019			Six Months Ended September 30, 2018
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,337,087	$42,791	$1,379,878	$1,342,429	$42,873	$1,385,302

Changes in common stock
Repurchase of common stock	(2,974)	—	(2,974)	(397)	—	(397)
Accrual of stock-based compensation	3,687	—	3,687	5,750	—	5,750
Withholding of shares from stock-based compensation for grantee income taxes	(2,883)	—	(2,883)	(2,657)	—	(2,657)
Dividend equivalents on RSUs	497	—	497	371	—	371

Changes in retained earnings
Net income	30,149	493	30,642	44,625	728	45,353
Cash dividends declared
Common stock	(37,858)	—	(37,858)	(37,445)	—	(37,445)
Repurchase of common stock	(9,364)	—	(9,364)	(1,046)	—	(1,046)
Dividend equivalents on RSUs	(497)	—	(497)	(371)	—	(371)
Adoption of FASB Accounting Standards Update 2016-16 eliminating deferred income taxes on unrecognized gains on intra-entity transfers of assets other than inventory	—	—	—	(1,934)	—	(1,934)

Other comprehensive income (loss)	(19,185)	(1)	(19,186)	(12,984)	(264)	(13,248)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(3,359)	(3,359)	—	(1,260)	(1,260)
Balance at end of period	$1,298,659	$39,924	$1,338,583	$1,336,341	$42,077	$1,378,418

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

Liquidity and Capital Resources

Overview

The first six months of our fiscal year is usually a period of significant working capital investment in both Africa and South America as crops are delivered by farmers. We funded our working capital needs in the six months ended September 30, 2019, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect shipments to continue to be weighted to the second half of the fiscal year.

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

Operating Activities
We used $279.8 million in net cash flows to fund our operations during the six months ended September 30, 2019. That amount was $66.8 million higher than during the same period last fiscal year, largely due to the timing of crop purchases and shipments. Tobacco inventory levels increased by $289.0 million from March 31, 2019 levels to $918.6 million at September 30, 2019, on seasonal leaf purchases. Tobacco inventory levels were $16.8 million below September 30, 2018 levels. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At September 30, 2019, our uncommitted inventories were $186.7 million, or about 20% of total tobacco inventory, compared to $128.0 million, or about 20% of our March 31, 2019 inventory, and $104.4 million, or about 11% of our September 30, 2018 inventory. Our uncommitted inventory levels at September 30, 2019, remain within our target range. The level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the six months ended September 30, 2019, on deliveries of crops by farmers in South America, Africa, and North America. Cash and cash equivalent and accounts receivable balances decreased by $244.4 million and $30.3 million, respectively, from March 31, 2019 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $75.8 million at September 30, 2019, a reduction of $31.0 million from March 31, 2019 as crops were delivered in payment of those balances, net of new advances on current crops. Accounts receivable - unconsolidated affiliates and notes payable and overdrafts were up $51.9 million and $101.3 million, respectively, from March 31, 2019 levels, on seasonal increases.

Advances to suppliers of $75.8 million at September 30, 2019, increased by $22.0 million compared to the same period in the prior fiscal year, primarily on a shift from bank loan guarantees to more direct lending to tobacco growers in Brazil. Accounts receivable - unconsolidated affiliates were down $24.4 million at September 30, 2019, compared to September 30, 2018, mainly on lower sales prices. Customer advances and deposits were down $38.6 million at September 30, 2019, compared to the same period in the prior fiscal year, largely on a decline in advances of deposits by certain customers.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities in adjacent industries and markets that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the six months ended September 30, 2019 and 2018, we invested about $13.3 million and $20.0 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $18.2 million and $18.4 million for the six months ended September 30, 2019 and 2018, respectively. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $50 to $60 million over the next twelve months on capital projects to grow and improve our businesses as well as on maintenance of our facilities. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year.

Our Board of Directors approved our current share repurchase program in November 2017, and in May 2019, extended its expiration to November 15, 2020. The program authorizes the purchase of up to $100 million of our common stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended September 30, 2019, we purchased 138,146 shares of common stock at an aggregate cost of $7.1 million (average price per share of $51.57). As of September 30, 2019, approximately 24.8 million shares of our common stock were outstanding and our available authorization under our current share repurchase program was $77.2 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 27% at September 30, 2019, flat with the September 30, 2018 level, and up from the March 31, 2019 level of approximately 10%. As of September 30, 2019, we had $53.2 million in cash and cash equivalents, our short-term debt totaled $155.4 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of September 30, 2019, we had $355 million available under a committed revolving credit facility that will mature in December 2023, and we had about $184 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for potential future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2020. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2019, the fair value of our outstanding interest rate swap agreements was a liability of about $22 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At September 30, 2019, the fair value of our open hedges was a net liability of about $0.8 million. We had forward and option contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of about $0.5 million at September 30, 2019.

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

Net income for the first half of fiscal year 2020, which ended on September 30, 2019, was $30.1 million, or $1.19 per diluted share, compared with $44.6 million, or $1.76 per diluted share, for the same period of the prior fiscal year. Included in the results for both periods were certain non-recurring income tax items, detailed in Other Items below, which reduced diluted earnings per share by $0.11 and increased diluted earnings per share by $0.30 for the six months ended September 30, 2019 and September 30, 2018, respectively. Excluding those non-recurring items, net income and diluted earnings per share declined by $3.9 million and $0.16, respectively, for the first half of fiscal year 2020 compared to the first half of fiscal year 2019. Operating income of $50.7 million for the six months ended September 30, 2019, decreased by $12.0 million, compared to operating income of $62.7 million for the six months ended September 30, 2018.

For the second fiscal quarter ended September 30, 2019, net income was $28.1 million, or $1.11 per diluted share, compared with net income of $31.4 million, or $1.24 per diluted share, for the prior year’s second fiscal quarter. Operating income for the second quarter of fiscal year 2020 decreased to $43.2 million compared with $54.4 million for the three months ended September 30, 2018. Segment operating income was $53.1 million for the first half of fiscal year 2020, a decrease of $9.6 million, and for the quarter ended September 30, 2019, was $45.5 million, a decrease of $8.2 million, both compared to the same periods last fiscal year. Results reflected earnings declines in the North America and Other Regions segments, partially offset by earnings improvements in the Other Tobacco Operations segment for the six months and quarter ended September 30, 2019, both compared to the same periods in the prior fiscal year. Consolidated revenues decreased by $146.5 million to $772.8 million for the first half of fiscal year 2020, and by $63.7 million to $475.9 million for the three months ended September 30, 2019, compared to the same periods in fiscal year 2019, on lower sales volumes and prices.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment decreased by $14.8 million to $28.7 million for the six months and by $13.0 million to $32.5 million for the quarter ended September 30, 2019, compared with the same periods for fiscal year 2019. In both periods, volumes decreased in Africa, mainly from lower carryover crop sales and delayed shipments. In Brazil, sales volumes were up in the six months ended September 30, 2019, on higher carryover sales, and up in both the six months and quarter ended September 30, 2019, on earlier current crop shipments, compared to the same periods in the prior fiscal year. In both periods, the product mix was less favorable in Brazil compared to the prior fiscal year. Results for Asia improved for the quarter and six months ended September 30, 2019, on higher trading volumes, largely from China. Selling, general, and administrative costs for the segment were lower for the six months ended September 30, 2019, largely on favorable foreign currency comparisons and lower customer claim costs partially offset by lower net recoveries on advances to suppliers, compared with the same period in the prior fiscal year. For the quarter ended September 30, 2019, selling, general, and administrative costs were higher than those in the quarter ended September 30, 2018, on lower net recoveries on advances to suppliers and unfavorable currency comparisons, mainly in Brazil. Revenues for the Other Regions segment of $557.8 million for the six months and $355.8 million for the quarter ended September 30, 2019, were down $48.2 million and $42.3 million, respectively, compared to the same period last year, on lower volumes and sales prices.

North America

Operating income for the North America segment of $6.4 million for the six months and $5.5 million for the quarter ended September 30, 2019, was down by $10.9 million and $2.8 million, respectively, compared to the same periods for the prior fiscal year, mainly on significantly lower carryover crop sales volumes. In the first half of fiscal year 2019, carryover crop sales volumes were higher on shipments that had been delayed due to reduced transportation availability in the United States. In addition, in the first half and second quarter of fiscal year 2020, carryover crop sales volumes were down on fewer sales of U.S. burley tobaccos and current crop sales volumes were down in Mexico due to shipment timing and smaller crop sizes, compared to the same periods in fiscal year 2019. Selling, general, and administrative costs for the North America segment were relatively flat for both the six months and quarter ended September 30, 2019, compared to the same periods in the prior fiscal year. Revenues for this segment decreased, by $98.1 million to $85.3 million for the six months, and by $10.2 million to $57.6 million for the quarter ended September 30, 2019, compared to the same periods in the prior fiscal year, on the lower carryover crop sales volumes, partly offset in the quarter by a better product mix.

Other Tobacco Operations

The Other Tobacco Operations segment operating income of $18.0 million for the first half of fiscal year 2020 reflected an increase of $16.1 million, compared with operating income of $1.9 million for this segment in the same period last fiscal year. For the quarter ended September 30, 2019, the segment’s operating income of $7.5 million compared to an operating loss of $0.1 million for the same period for the prior fiscal year. In both periods, results for our dark tobacco operations were higher on improved performance from our wrapper tobacco operations in Indonesia on higher volumes and margins. Results for our oriental joint venture were up for the six months and quarter ended September 30, 2019, compared to the same periods in the prior fiscal year, on a more favorable sales mix and foreign currency comparisons. Selling, general, and administrative costs for the segment were down in both the first half and second fiscal quarter of fiscal year 2020 compared with those periods in the prior fiscal year, on favorable foreign currency comparisons, mainly in Indonesia. Revenues for the segment decreased by $0.2 million to $130.0 million for the first half, and by $11.2 million to $62.6 million for the second quarter of fiscal year 2020, largely as a result of product mix.

Other Items

Cost of goods sold in the six months and quarter ended September 30, 2019, decreased by 17% and 14% to $618.2 million and $379.9 million, respectively, both compared with the same periods in the prior fiscal year, consistent with the similar percentage decreases in revenues. Selling, general, and administrative costs for the first half of fiscal year 2020 decreased by $5.0 million to $104.0 million, mainly driven by positive foreign currency remeasurement and exchange variances, primarily in Indonesia and the Philippines, and lower customer claim costs partially offset by lower net recoveries on advances to suppliers, compared with the same period in the prior year. Selling, general, and administrative costs were up $7.7 million for the three months ended September 30, 2019, compared to the same period in the prior year, on higher legal and professional expenses and lower net recoveries on advances to suppliers.

The Company’s consolidated effective tax rates for the six months and quarter ended September 30, 2019, were approximately 34% and 28%, respectively. For the six months ended September 30, 2019, the Company’s income tax expense included a $2.8 million net tax accrual ($0.11 per diluted share) for an unresolved tax matter at a foreign subsidiary. Without the accrual for the unresolved tax matter, income taxes for the six months ended September 30, 2019, would have been expense of approximately $13.0 million, or a consolidated effective tax rate of approximately 28%. For the six months and quarter ended September 30, 2018, the Company’s income tax expense included a $7.8 million ($0.30 per diluted share) and a $0.9 million ($0.03 per diluted share) benefit, respectively, from reversing a portion of a liability previously recorded on the cumulative retained earnings of a foreign subsidiary.

Without the dividend withholding tax reversal, income taxes for the six months ended September 30, 2018, would have been an expense of approximately $17.8 million, or a consolidated effective tax rate of approximately 32%.

General Overview

Large carryover crop sales, particularly in North America and Africa, benefited our results in fiscal year 2019, while in fiscal year 2020, reduced sales prices, softer demand, and larger flue-cured crops have put pressure on margins. All of these factors have created difficult comparisons for the first half of the current fiscal year to the same period last year. Looking forward, in this year like in prior fiscal years, our volumes and results will be heavily weighted to the second half of the fiscal year. During this fiscal year, we have also been actively positioning our Company for future success with investment projects in our tobacco business and engaging with targets in our investment pipeline in adjacent industries.

As the leading global leaf tobacco supplier and in line with our capital allocation strategy, we continue to make disciplined investments in our leaf tobacco business where we see opportunities to grow and strengthen that business. We have recently agreed in principle with one of our major customers to provide additional sustainable tobacco supply and value-added services in the Philippines. This arrangement will provide further supply chain efficiencies, help sustain and expand our farmer base, and support our customer’s long-term supply needs.

We also continue, in a disciplined and deliberate manner, to actively engage with potential targets in our pipeline for growth opportunities outside of leaf tobacco in adjacent industries and markets that we believe will utilize our assets and capabilities and deliver value to our shareholders. We consider adjacencies to be industries and markets where we can leverage our strengths such as country knowledge, agricultural expertise, and complex grower management and logistic network management. As we look to adjacent industries and explore growth opportunities within tobacco, we are dedicated to remaining the leading global leaf tobacco supplier and building on our strong history.

At the same time that we have been making investments in our leaf tobacco business and progress on our investment pipeline in adjacent industries, we have also returned value to our shareholders through dividends and share repurchases. In the first half of fiscal year 2020, we returned just over $50 million to our shareholders through dividends and share repurchases. As we enter the second half of our fiscal year, we are excited about our opportunities for new growth investments and remain focused on delivering long-term value to our shareholders.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in February 2019, debt carried at variable interest rates was approximately $155 million at September 30, 2019. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $1.6 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchases of shares of our common stock during the three-month period ended September 30, 2019:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1-31, 2019	—	$—	—	$84,372,012
August 1-31, 2019	89,074	51.86	89,074	79,753,015
September 1-30, 2019	49,072	51.05	49,072	77,247,974
Total	138,146	$51.57	138,146	$77,247,974

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

Date:	November 12, 2019	UNIVERSAL CORPORATION
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