Form 10-Q
period 2019-12-31
UNIVERSAL CORP /VA/
filed 2020-02-04
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2020, the total number of shares of common stock outstanding was 24,670,423.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$505,049	$636,107	$1,277,885	$1,555,430
Costs and expenses
Cost of goods sold	412,076	520,677	1,030,233	1,268,319
Selling, general and administrative expenses	48,858	58,302	152,824	167,244
Restructuring and impairment costs	—	19,447	—	19,447
Operating income	44,115	37,681	94,828	100,420
Equity in pretax earnings (loss) of unconsolidated affiliates	(69)	5,512	2,281	5,437
Other non-operating income	633	163	1,893	549
Interest income	164	233	1,412	1,044
Interest expense	5,197	4,732	14,361	13,274
Income before income taxes and other items	39,646	38,857	86,053	94,176
Income taxes	10,328	7,768	26,093	17,734
Net income	29,318	31,089	59,960	76,442
Less: net income attributable to noncontrolling interests in subsidiaries	(3,352)	(2,954)	(3,845)	(3,682)
Net income attributable to Universal Corporation	$25,966	$28,135	$56,115	$72,760

Earnings per share:
Basic	$1.04	$1.12	$2.24	$2.90
Diluted	$1.04	$1.11	$2.23	$2.87

Weighted average common shares outstanding:
Basic	24,931,711	25,162,268	25,058,525	25,126,595
Diluted	25,055,054	25,365,766	25,178,517	25,329,473

Total comprehensive income, net of income taxes	$40,023	$28,737	$51,479	$60,842
Less: comprehensive income attributable to noncontrolling interests	(3,491)	(3,221)	(3,983)	(3,685)
Comprehensive income (loss) attributable to Universal Corporation	$36,532	$25,516	$47,496	$57,157

Dividends declared per common share	$0.76	$0.75	$2.28	$2.25

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2019	2018	2019
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$64,734	$138,358	$297,556
Accounts receivable, net	271,981	336,564	368,110
Advances to suppliers, net	120,079	98,942	106,850
Accounts receivable—unconsolidated affiliates	24,748	77,543	30,951
Inventories—at lower of cost or net realizable value:
Tobacco	937,661	867,181	629,606
Other	84,621	74,360	69,611
Prepaid income taxes	13,619	21,170	14,264
Other current assets	61,450	70,309	71,197
Total current assets	1,578,893	1,684,427	1,588,145

Property, plant and equipment
Land	22,510	23,018	22,952
Buildings	255,202	253,150	261,976
Machinery and equipment	609,976	603,752	608,191
	887,688	879,920	893,119
Less accumulated depreciation	(592,457)	(572,634)	(590,625)
	295,231	307,286	302,494
Other assets
Operating lease right-of-use assets	34,230	—	—
Goodwill and other intangibles	98,042	98,008	97,994
Investments in unconsolidated affiliates	77,783	80,558	80,482
Deferred income taxes	16,354	13,959	13,357
Other noncurrent assets	50,186	44,378	50,712
	276,595	236,903	242,545

Total assets	$2,150,719	$2,228,616	$2,133,184

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2019	2018	2019
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$92,592	$129,316	$54,023
Accounts payable and accrued expenses	130,165	144,107	145,506
Accounts payable—unconsolidated affiliates	7,494	1,470	106
Customer advances and deposits	8,230	56,355	21,675
Accrued compensation	21,761	23,989	31,372
Income taxes payable	1,991	3,090	1,066
Current portion of operating lease liabilities	8,394	—	—
Current portion of long-term debt	—	—	—
Total current liabilities	270,627	358,327	253,748

Long-term debt	368,698	368,438	368,503
Pensions and other postretirement benefits	55,305	41,601	59,257
Long-term operating lease liabilities	23,465	—	—
Other long-term liabilities	51,185	38,467	43,214
Deferred income taxes	28,228	32,000	28,584
Total liabilities	797,508	838,833	753,306

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,693,557 shares issued and outstanding at December 31, 2019 (24,968,799 at December 31, 2018 and 24,989,946 at March 31, 2019)	324,388	326,323	326,600
Retained earnings	1,089,718	1,093,829	1,106,178
Accumulated other comprehensive loss	(104,310)	(75,667)	(95,691)
Total Universal Corporation shareholders' equity	1,309,796	1,344,485	1,337,087
Noncontrolling interests in subsidiaries	43,415	45,298	42,791
Total shareholders' equity	1,353,211	1,389,783	1,379,878

Total liabilities and shareholders' equity	$2,150,719	$2,228,616	$2,133,184

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,960	$76,442
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	27,500	27,651
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	93	(3,045)
Foreign currency remeasurement (gain) loss, net	(2,179)	1,790
Restructuring and impairment costs	—	19,447
Restructuring payments	(444)	(762)
Other, net	2,714	6,812
Changes in operating assets and liabilities, net	(260,542)	(225,648)
Net cash used by operating activities	(172,898)	(97,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,692)	(28,370)
Proceeds from sale of property, plant and equipment	2,946	1,377
Other	496	2,000
Net cash used by investing activities	(18,250)	(24,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	41,201	85,893
Dividends paid to noncontrolling interests	(3,359)	(1,260)
Repurchase of common stock	(20,125)	(1,443)
Dividends paid on common stock	(56,601)	(51,156)
Other	(2,883)	(4,946)
Net cash (used) provided by financing activities	(41,767)	27,088

Effect of exchange rate changes on cash	93	(552)
Net decrease in cash and cash equivalents	(232,822)	(95,770)
Cash and cash equivalents at beginning of year	297,556	234,128

Cash and cash equivalents at end of period	$64,734	$138,358

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

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) effective April 1, 2019, the beginning of the current fiscal year. For leases with fixed payment arrangements, ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and corresponding right-of-use asset in the balance sheet for the term of the lease. This guidance superseded Topic 840 “Leases.” The Company elected the practical expedient to not include leases with terms less than 12 months on the consolidated balance sheet. The Company elected the transition package of practical expedients that retained the historical lease identification, lease classification, and treatment of initial direct costs for leases prior to the adoption of ASU 2016-02. Additionally, as permitted under the new guidance the Company elected to not separate lease and non-lease components for certain classes of leased assets, including real estate. The Company elected the modified retrospective transition adoption method. Accordingly, on the date of adoption $36.6 million of operating lease right-of use assets and corresponding operating lease liabilities of $34.2 million were recognized on the Company's consolidated balance sheet.  The adoption of ASU 2016-02 did not result in a cumulative-effect adjustment to retained earnings. The disclosures required for lease accounting under the new guidance are provided in Note 8.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2019	2018	2019	2018

Tobacco sales	$475,574	$600,848	$1,193,062	$1,455,617
Processing revenue	20,112	23,143	55,247	62,244
Other sales and revenue from contracts with customers	7,687	10,083	25,478	28,729
Total revenue from contracts with customers	503,373	634,074	1,273,787	1,546,590
Other operating sales and revenues	1,676	2,033	4,098	8,840
Consolidated sales and other operating revenues	$505,049	$636,107	$1,277,885	$1,555,430

Other operating sales and revenues consists principally of interest on advances to suppliers and dividend income from unconsolidated affiliates.

NOTE 4.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at December 31, 2019, all of which expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at December 31, 2019, was the face amount, $5.1 million including unpaid accrued interest ($30 million at December 31, 2018, and $17 million at March 31, 2019). The fair value of the guarantees was a liability of approximately $0.1 million at December 31, 2019 ($0.8 million at December 31, 2018, and $0.8 million at March 31, 2019). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $1 million at December 31, 2019, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $12 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $14 million. Those amounts are based on the exchange rate for the Brazilian currency at December 31, 2019. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of December 31, 2019, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $12 million (at the December 31, 2019 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $12 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2019.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $4 million (at the December 31, 2019 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $4 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2019.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $142 million at December 31, 2019, $120 million at December 31, 2018, and $129 million at March 31, 2019. The related valuation allowances totaled $18 million at December 31, 2019, $19 million at December 31, 2018, and $18 million at March 31, 2019, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $0.1 million and reduced by net recoveries of approximately $3.0 million in the nine-month periods ended December 31, 2019 and 2018, respectively. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The

Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2019, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $58 million ($57 million at December 31, 2018, and $53 million at March 31, 2019), and the related valuation allowances totaled approximately $20 million ($18 million at December 31, 2018, and $17 million at March 31, 2019). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Stock Repurchase Plan

A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2017 and further extended on May 29, 2019. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on the earlier of November 15, 2020, or when the funds authorized for the program are exhausted. The program had $69.5 million of remaining capacity for repurchases of common and/or preferred stock at December 31, 2019.

NOTE 5.   RESTRUCTURING AND IMPAIRMENT COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring costs are periodically incurred in connection with those activities.
The Company did not incur any restructuring and impairment costs during the nine months ended December 31, 2019 .

Three and Nine Months Ended December 31, 2018

Due to the decline in customer demand for tobaccos from Tanzania, as well as regulatory, tax, and other business and operating considerations, the Company undertook a formal review of the Tanzania leaf tobacco market and its operations there in the third quarter of fiscal year 2019. Based on that review, the Company’s operating subsidiaries in Tanzania took steps to reduce operating costs going forward, including discontinuation of a year-round workforce. The Company recorded $4.0 million of termination benefit costs as a restructuring charge in the quarter and nine months ended December 31, 2018. All amounts related to termination benefit costs were paid by the end of fiscal year 2019.
In addition, as a result of the decrease in production volumes of Tanzania tobaccos and the associated reduced profitability, the Company determined that indicators of impairment in the carrying value of the property, plant and equipment comprising the Tanzania operations were present at December 31, 2018. Accordingly, based on the applicable accounting guidance, the Company tested the recoverability of those long-lived assets using undiscounted estimates of the future cash flows from the use of those assets and their eventual disposition. The property, plant and equipment were evaluated for recoverability using two distinct asset groups: (1) the land, building, and equipment comprising the processing facility, and (2) all remaining assets, which are substantially devoted to buying and receiving delivery of unprocessed leaf from farmers and marketing and shipping the processed tobacco to customers. The recoverability tests indicated that both asset groups were impaired at December 31, 2018. As a result, the Company determined the fair value of each asset group based principally on a probability-weighting of the discounted cash flows expected under multiple operating and disposition scenarios. An impairment charge of approximately $14.6 million was recorded to reduce the carrying value of the assets to their indicated fair values. The Company has made no decisions with respect to operations as of December 31, 2019. Should the expected cash flows from future use and/or disposition of the assets change from the estimates on which their fair values were determined, additional impairment charges could be required, or gains or losses on any disposition of the assets could be recorded. The Company also had goodwill related to the Tanzanian operations of approximately $0.9 million which was separately tested for recoverability and fully written off based on the results of that test during the quarter ended December 31, 2018.
A summary of the restructuring and impairment costs recorded in the quarter and nine ended December 31, 2018 related to the Company’s operations in Tanzania is as follows:

(in thousands)	Three Months Ended December 31, 2018

Restructuring costs:
Employee termination benefits	$3,974
Impairment costs:
Property, plant and equipment	14,584
Goodwill	889
15,473
Total restructuring and impairment costs	$19,447

The Tanzania operations are part of the Other Regions reportable operating segment within the Company’s flue-cured and burley leaf tobacco operations. The Company recognized an income tax benefit on the charge that is less than the benefit determined at the statutory tax rate in Tanzania, primarily because the reduced profitability of the operations is expected to limit utilization of the charge as a deductible expense for income tax return purposes. For the quarter and nine months ended December 31, 2018, the restructuring and impairment costs reduced operating income and income before income taxes by $19.4 million, net income attributable to Universal Corporation by $15.8 million, and diluted earnings per share by $0.62.

NOTE 6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2019	2018	2019	2018

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$25,966	$28,135	$56,115	$72,760

Denominator for basic earnings per share
Weighted average shares outstanding	24,931,711	25,162,268	25,058,525	25,126,595

Basic earnings per share	$1.04	$1.12	$2.24	$2.90

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$25,966	$28,135	$56,115	$72,760

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,931,711	25,162,268	25,058,525	25,126,595
Effect of dilutive securities
Employee share-based awards	123,343	203,498	119,992	202,878
Denominator for diluted earnings per share	25,055,054	25,365,766	25,178,517	25,329,473

Diluted earnings per share	$1.04	$1.11	$2.23	$2.87

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

The consolidated effective income tax rates for the quarter and nine months ended December 31, 2019 were 26% and 30%, respectively. The Company's consolidated effective income tax rate for the nine months ended December 31, 2019 was affected by a $2.8 million net tax provision related to an unresolved tax matter at a foreign subsidiary.  Without the discrete item for the unresolved tax matter, the consolidated effective income tax rate for the nine months ended December 31, 2019 would have been approximately 27% .

The consolidated effective income tax rates for the quarter and nine months ended December 31, 2018 were approximately 20% and 19%, respectively.  During the first and second quarters of fiscal year 2019, the Company reversed amounts previously recorded for dividend withholding taxes on distributed and undistributed retained earnings of a foreign subsidiary.  The reversal followed the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary and was attributable to retained earnings amounts previously distributed or expected to be distributed prior to the expiration of the tax holiday.  Without the dividend withholding tax reversal, the consolidated effective income tax rates for the nine months would have been approximately 27%.

NOTE 8.   LEASES

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

The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands)	December 31, 2019

Assets
Operating lease right-of-use assets	$34,230

Liabilities
Current portion of operating lease liabilities	$8,394
Long-term operating lease liabilities	23,465
Total operating lease liabilities	$31,859

The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Three Months Ended December 31,	Nine Months Ended December 31,
(in thousands)	2019	2019

Income Statement Location
Cost of goods sold	$2,786	$7,995
Selling, general, and administrative expenses	2,132	6,182
Total operating lease costs(1)	$4,918	$14,177

(1)	Includes variable operating lease costs.

For the fiscal year ended March 31, 2019, the Company recorded $17.6 million of total expense for operating leases.

The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands)	December 31, 2019
Maturity of Operating Lease Liabilities
2020 (excluding the nine months ended December 31, 2019)	$2,826
2021	9,271
2022	6,222
2023	5,021
2024	3,558
2025 and thereafter	10,268
Total undiscounted cash flows for operating leases	$37,166
Less: Imputed interest	(5,307)
Total operating lease liabilities	$31,859

As of December 31, 2019, the Company has entered into additional operating leases that have not yet commenced, representing $0.4 million of future payments.

The following table sets forth supplemental information related to operating leases:

	Three Months Ended December 31,	Nine Months Ended December 31,
(in thousands, except lease term and incremental borrowing rate)	2019	2019

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,805	$11,064
Right-of-use assets obtained in exchange for new operating leases	1,512	5,613

Weighted Average Remaining Lease Term (years)		6.01

Weighted Average Collateralized Incremental Borrowing Rate		4.82%

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

Cash Flow Hedging Strategy for Interest Rate Risk

In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At December 31, 2019, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
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
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Sales of Crop Inputs, Forecast Purchases of Tobacco, and Related Processing Costs

The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, sales of crop inputs (such as seeds and fertilizers) to farmers, purchases of tobacco from farmers, and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar sales of crop inputs and cost of processed tobacco. From time to time, the Company enters into forward and option contracts to buy U.S. dollars and sell the local currency at future dates that coincide with the sale of crop inputs to farmers. In the case of forecast purchases of tobacco and the related processing costs, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. These strategies offset the variability of future U.S. dollar cash flows for sales of crop inputs, tobacco purchases, and processing costs for the foreign currency notional amount hedged. These hedging strategies have been used mainly for tobacco purchases, processing costs, and sales of crop inputs in Brazil and Mozambique, although the Company has also entered into hedges for a portion of the tobacco purchases in Mozambique. The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the nine-month periods in fiscal years 2020 and 2019 was as follows:

	Nine Months Ended December 31,
(in millions of dollars)	2019	2018

Tobacco purchases	$123.2	$71.9
Processing costs	35.1	18.1
Crop input sales	21.7	—
Total	$180.0	$90.0

The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the nine months ended December 31, 2019, primarily reflect purchase and processing hedges entered into for the 2020 crop year in Brazil, which historically were entered into during the fourth quarter of the fiscal year. All contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward and option contracts related to sales of crop inputs and processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

For substantially all hedge gains and losses related to 2019 crops recorded in accumulated other comprehensive income at December 31, 2019, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2020. For hedged gains and losses related to the 2020 Brazilian and Mozambique crops and the 2021 Mozambique crop recorded in accumulated other comprehensive income at December 31, 2019, the Company expects to complete the sale of tobacco and recognize the amounts in earnings during fiscal years 2021 and 2022, respectively.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at December 31, 2019 and 2018, and March 31, 2019, were approximately $33.8 million, $38.7 million, and $24.8 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2019	2018	2019	2018

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$4,797	$(3,467)	$(10,458)	$(792)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(606)	$663	$(831)	$1,395
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$779	$—	$2,337	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2,119	$592	$2,158	$(2,338)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$450	$(713)	$715	$(1,267)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Mozambique

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(43)	$(897)	$6	$(3,654)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Mozambique, a net hedge gain of approximately $1.8 million remained in accumulated other comprehensive loss at December 31, 2019. That balance reflects gains and losses on contracts related to the 2019 and 2020 Brazil crops and the 2020 and 2021 Mozambique crops, less the amount reclassified to earnings related to tobacco sold through December 31, 2019. The balance in accumulated other comprehensive gain associated with the 2019 Brazil crop is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2020 as those tobaccos are sold to customers. The balances in accumulated other comprehensive gain related to the 2020 Brazil and Mozambique crops are expected to be recognized in earnings in fiscal year 2021 as those tobaccos are sold to customers. The balance in accumulated other comprehensive gain associated with the 2021 Mozambique crop is expected to be recognized in earnings in fiscal year 2022 as those tobaccos are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2019 and 2018, and March 31, 2019:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2019	December 31, 2018	March 31, 2019		December 31, 2019	December 31, 2018	March 31, 2019

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$6,075	$—	Other long-term liabilities	$15,978	$—	$6,351

Foreign currency exchange contracts	Other current assets	1,530	592	307	Accounts payable and accrued expenses	172	—	—
Total		$1,530	$6,667	$307		$16,150	$—	$6,351

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$259	$103	$233	Accounts payable and accrued expenses	$1,038	$34	$386
Total		$259	$103	$233		$1,038	$34	$386

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

Recurring Fair Value Measurements

At December 31, 2019 and 2018, and at March 31, 2019, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	December 31, 2019
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$4,003	$—	$—	$—	$4,003
Trading securities associated with deferred compensation plans	—	16,410	—	—	16,410
Foreign currency exchange contracts	—	—	1,789	—	1,789
Total financial assets measured and reported at fair value	$4,003	$16,410	$1,789	$—	$22,202

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$131	$131
Interest rate swap agreements	—	—	15,978	—	15,978
Foreign currency exchange contracts	—	—	1,211	—	1,211
Total financial liabilities measured and reported at fair value	$—	$—	$17,189	$131	$17,320

	December 31, 2018
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,716	$—	$—	$—	$1,716
Trading securities associated with deferred compensation plans	—	15,115	—	—	15,115
Interest rate swap agreements	—	—	6,075	—	6,075
Foreign currency exchange contracts	—	—	697	—	697
Total financial assets measured and reported at fair value	$1,716	$15,115	$6,772	$—	$23,603

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$784	$784
Foreign currency exchange contracts	—	—	34	—	34
Total financial liabilities measured and reported at fair value	$—	$—	$34	$784	$818

	March 31, 2019
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$156,864	$—	$—	$—	$156,864
Trading securities associated with deferred compensation plans	—	16,315	—	—	16,315
Foreign currency exchange contracts	—	—	540	—	540
Total financial assets measured and reported at fair value	$156,864	$16,315	$540	$—	$173,719

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$803	$803
Interest rate swap agreements	—	—	6,351	—	6,351
Foreign currency exchange contracts	—	—	386	—	386
Total financial liabilities measured and reported at fair value	$—	$—	$6,737	$803	$7,540

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2019 and 2018 is provided below.

	Nine Months Ended December 31,
(in thousands of dollars)	2019	2018

Balance at beginning of year	$803	$974
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from portfolio)	(661)	(777)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	(5)	746
Change in discount rate and estimated collection period	(7)	44
Currency remeasurement	1	(203)
Balance at end of period	$131	$784

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates December 31, 2019, December 31, 2018, and March 31, 2019. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

Nonrecurring Fair Value Measurements

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Due to business changes that affected the leaf tobacco market in Tanzania and the Company's operations there, an impairment charge of the long-lived assets in Tanzania was recorded in fiscal year 2019 to reduce their carrying value to fair value at March 31, 2019. The long-lived assets consist principally of the Company's processing facility and equipment, storage facilities, tobacco buying and receiving stations, employee housing, and vehicles and transportation equipment. The aggregate fair value of those assets was approximately $17 million at March 31, 2019. The fair values of the property, plant and equipment were determined based principally on a probability-weighting of the discounted cash flows expected under multiple operating and disposition scenarios. Significant judgment was required in estimating the amount and timing of the future cash flows associated with the use and disposition of the assets, as well as the probabilities associated with the respective operating and disposition scenarios. Accordingly, the nonrecurring measurement of the fair value of these assets is classified within Level 3 of the fair value hierarchy.

NOTE 11.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2019	2018	2019	2018

Service cost	$1,529	$1,433	$53	$60
Interest cost	2,678	2,503	322	342
Expected return on plan assets	(4,151)	(3,693)	(24)	(24)
Net amortization and deferral	696	902	(154)	(193)
Net periodic benefit cost	$752	$1,145	$197	$185

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2019	2018	2019	2018

Service cost	$4,595	$4,340	$159	$177
Interest cost	8,125	7,469	986	1,012
Expected return on plan assets	(12,557)	(11,081)	(80)	(74)
Net amortization and deferral	2,092	2,706	(459)	(581)
Net periodic benefit cost	$2,255	$3,434	$606	$534

During the nine months ended December 31, 2019, the Company made contributions of approximately $5.1 million to its pension plans. Additional contributions of $0.9 million are expected during the remaining three months of fiscal year 2020.

NOTE 12.   STOCK-BASED COMPENSATION

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

During the nine-month periods ended December 31, 2019 and 2018, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2019	2018

RSUs:
Number granted	67,040	71,200
Grant date fair value	$57.54	$66.30

PSAs:
Number granted	46,300	54,800
Grant date fair value	$50.16	$57.12

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the nine-month periods ended December 31, 2019 and 2018, the Company recorded total stock-based compensation expense of approximately $4.8 million and $7.1 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.1 million during the remaining three months of fiscal year 2020.

NOTE 13. OPERATING SEGMENTS

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2019	2018	2019	2018

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$49,378	$78,009	$134,649	$261,347
Other Regions (1)	386,261	483,161	944,083	1,089,180
Subtotal	435,639	561,170	1,078,732	1,350,527
Other Tobacco Operations (2)	69,410	74,937	199,153	204,903
Consolidated sales and other operating revenue	$505,049	$636,107	$1,277,885	$1,555,430

OPERATING INCOME
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$352	$3,147	$6,714	$20,395
Other Regions (1)	39,430	53,283	68,140	96,828
Subtotal	39,782	56,430	74,854	117,223
Other Tobacco Operations (2)	4,264	6,210	22,255	8,081
Segment operating income	44,046	62,640	97,109	125,304
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	69	(5,512)	(2,281)	(5,437)
Restructuring and impairment costs (4)	—	(19,447)	—	(19,447)
Consolidated operating income	$44,115	$37,681	$94,828	$100,420

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

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

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended December 31,
(in thousands of dollars)	2019	2018
Foreign currency translation:
Balance at beginning of year	$(40,101)	$(23,942)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(960)	(13,196)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	138	(3)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(822)	(13,199)
Balance at end of period	$(40,923)	$(37,141)

Foreign currency hedge:
Balance at beginning of year	$(376)	$(35)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(235) and $616)	1,348	(5,493)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $54 and $(267)) (1)	(89)	3,129
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,259	(2,364)
Balance at end of period	$883	$(2,399)

Interest rate hedge:
Balance at beginning of year	$(934)	$6,528
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $2,196 and $166	(8,262)	(626)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(175) and $293) (2)	(1,681)	(1,102)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(9,943)	(1,728)
Balance at end of period	$(10,877)	$4,800

Pension and other postretirement benefit plans:
Balance at beginning of year	$(54,280)	$(42,615)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(304) and $(448) (3)	887	1,688
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	887	1,688
Balance at end of period	$(53,393)	$(40,927)

Total accumulated other comprehensive loss at end of period	$(104,310)	$(75,667)

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

NOTE 15. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and nine months ended December 31, 2019 and 2018 is as follows:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,298,659	$39,924	$1,338,583	$1,336,341	$42,077	$1,378,418

Changes in common stock
Repurchase of common stock	(1,956)	—	(1,956)	—	—	—
Accrual of stock-based compensation	1,159	—	1,159	1,354	—	1,354
Dividend equivalents on RSUs	258	—	258	343	—	343

Changes in retained earnings
Net income	25,966	3,352	29,318	28,135	2,954	31,089
Cash dividends declared
Common stock	(18,768)	—	(18,768)	(18,726)	—	(18,726)
Repurchase of common stock	(5,830)	—	(5,830)	—	—	—
Dividend equivalents on RSUs	(258)	—	(258)	(343)	—	(343)

Other comprehensive income (loss)	10,566	139	10,705	(2,619)	267	(2,352)
Balance at end of period	$1,309,796	$43,415	$1,353,211	$1,344,485	$45,298	$1,389,783

	Nine Months Ended December 31, 2019			Nine Months Ended December 31, 2018
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,337,087	$42,791	$1,379,878	$1,342,429	$42,873	$1,385,302

Changes in common stock
Repurchase of common stock	(4,930)	—	(4,930)	(397)	—	(397)
Accrual of stock-based compensation	4,846	—	4,846	7,104	—	7,104
Withholding of shares from stock-based compensation for grantee income taxes	(2,883)	—	(2,883)	(2,657)	—	(2,657)
Dividend equivalents on RSUs	755	—	755	714	—	714

Changes in retained earnings
Net income	56,115	3,845	59,960	72,760	3,682	76,442
Cash dividends declared
Common stock	(56,626)	—	(56,626)	(56,171)	—	(56,171)
Repurchase of common stock	(15,194)	—	(15,194)	(1,046)	—	(1,046)
Dividend equivalents on RSUs	(755)	—	(755)	(714)	—	(714)
Adoption of FASB Accounting Standards Update 2016-16 eliminating deferred income taxes on unrecognized gains on intra-entity transfers of assets other than inventory	—	—	—	(1,934)	—	(1,934)

Other comprehensive income (loss)	(8,619)	138	(8,481)	(15,603)	3	(15,600)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(3,359)	(3,359)	—	(1,260)	(1,260)
Balance at end of period	$1,309,796	$43,415	$1,353,211	$1,344,485	$45,298	$1,389,783

NOTE 16. SUBSEQUENT EVENT

On January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart, an independent specialty fruit and vegetable ingredient processor serving global markets, for approximately $80 million in cash and contingent consideration payments totaling $25 million, based on the FruitSmart operations achieving certain financial targets in calendar years 2020 and 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: integration of FruitSmart and the impact of the FruitSmart acquisition on future results; product purchased not meeting quality and quantity requirements; reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our food ingredient business; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in the first half of the fiscal year, we generally see inventory levels and other working capital items decrease in the second half of our fiscal year as crops in Africa, South America, and North America are being shipped. We saw the beginning of the seasonal contraction in our working capital requirements by the end of the third quarter of fiscal year 2020. Cash flow utilized by our operations decreased, and cash balances increased in the three months ended December 31, 2019. We funded our working capital needs in the nine months ended December 31, 2019, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect shipments to continue to be weighted to the second half of fiscal year 2020 with significant shipments expected in our fourth fiscal quarter.

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

Operating Activities
We used $172.9 million in net cash flows to fund our operations during the nine months ended December 31, 2019. That amount was $75.6 million higher than during the same period last fiscal year, largely due to the timing of crop purchases and shipments. Tobacco inventory levels increased by $308.1 million from March 31, 2019 levels to $937.7 million at December 31, 2019, on seasonal leaf purchases. Tobacco inventory levels were $70.5 million above December 31, 2018 levels, in part due to later customer mandated shipment timing. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At December 31, 2019, our uncommitted inventories were $197.7 million, or about 21% of total tobacco inventory, compared to $128.0 million, or about 20% of our March 31, 2019 inventory, and $122.9 million, or about 14% of our December 31, 2018 inventory. Our uncommitted inventory levels at December 31, 2019, are slightly above our target range. The level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2019, on deliveries of crops by farmers in South America, Africa, and North America. Cash and cash equivalent and accounts receivable balances decreased by $232.8 million and $96.1 million, respectively, from March 31, 2019 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Notes payable and overdrafts were up $38.6 million from March 31, 2019 levels, on seasonal increases.

Accounts receivable and accounts receivable - unconsolidated affiliates were down $64.6 million and $52.8 million, respectively, at December 31, 2019, compared to December 31, 2018, mainly on shipment timing. Advances to suppliers increased by $21.1 million at December 31, 2019, compared to the same period in the prior fiscal year, primarily on a shift from bank loan guarantees to more direct lending to tobacco growers in Brazil. Customer advances and deposits were down $48.1 million at December 31, 2019, compared to the same period in the prior fiscal year, largely on a decline in advances of deposits by certain customers.

Notes payable and overdrafts were also down $36.7 million at December 31, 2019, compared to December 31, 2018, on lower utilization of local credit lines this fiscal year.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities in non-tobacco businesses; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the nine months ended December 31, 2019 and 2018, we invested about $21.7 million and $28.4 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $27.5 million and $27.7 million for the nine months ended December 31, 2019 and 2018, respectively. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. As part of our capital allocation strategy, we have been exploring growth opportunities in non-tobacco businesses. On January 3, 2020, we completed our acquisition of 100% of the capital stock of FruitSmart, Inc. (“FruitSmart”) for approximately $80 million, with potential earnout payments totaling $25 million based on FruitSmart achieving certain financial targets in calendar years 2020 and 2021. We financed the acquisition using our committed revolving credit facility and cash on hand. We also currently expect to spend approximately $50 to $60 million over the next twelve months on other capital projects to grow and improve our businesses as well as on maintenance of our facilities. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year.

Our Board of Directors approved our current share repurchase program in November 2017, and in May 2019, extended its expiration to November 15, 2020. The program authorizes the purchase of up to $100 million of our common stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended December 31, 2019, we purchased 149,556 shares of common stock at an aggregate cost of $7.8 million (average price per share of $52.06). As of December 31, 2019, approximately 24.7 million shares of our common stock were outstanding and our available authorization under our current share repurchase program was $69.5 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 24% at December 31, 2019, flat with the December 31, 2018 level, and up from the March 31, 2019 level of approximately 10%. As of December 31, 2019, we had $64.7 million in cash and cash equivalents, our short-term debt totaled $92.6 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of December 31, 2019, we had $430 million available under a committed revolving credit facility that will mature in December 2023, and we had about $177 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration that provides for potential future issuance of additional debt or equity securities. We have no long-term debt maturing in fiscal year 2020. Our seasonal working capital requirements typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines, subsequent to funding our FruitSmart acquisition, exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2019, the fair value of our outstanding interest rate swap agreements was a liability of about $16.0 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco, related processing costs, and crop input sales in Brazil and Mozambique, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At December 31, 2019, the fair value of our open hedges was a net asset of about $1.4 million. We had forward and option contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of about $0.8 million at December 31, 2019.

Results of Operations

Amounts described as net income (loss) and earnings (loss) per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. The total for segment operating income (loss) referred to in the discussion below is a non-GAAP financial measure. This measure is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income (loss), operating income (loss), cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and it may not be comparable to similarly titled measures reported by other companies. We have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 13. "Operating Segments" to the consolidated financial statements in Item 1. We evaluate our segment performance excluding certain significant charges or credits. We believe this measure, which excludes these items that we believe are not indicative of our core operating results, provides investors with important information that is useful in understanding our business results and trends.

Net income for the nine months ended December 31, 2019, was $56.1 million, or $2.23 per diluted share, compared with $72.8 million, or $2.87 per diluted share, for the same period of the prior fiscal year. Excluding certain non-recurring items, detailed in Other Items below, net income and diluted earnings per share declined by $20.0 million and $0.78, respectively, for the nine months ended December 31, 2019, compared to the same period of the prior year. Operating income of $94.8 million for the nine months ended December 31, 2019, decreased by $5.6 million, compared to operating income of $100.4 million for the nine months ended December 31, 2018.

For the third fiscal quarter, ended December 31, 2019, net income was $26.0 million, or $1.04 per diluted share, compared with net income of $28.1 million, or $1.11 per diluted share, for the prior year’s third fiscal quarter. Excluding certain non-recurring items, detailed in Other Items below, net income and diluted earnings per share declined by $17.0 million and $0.65, respectively, for the quarter ended December 31, 2019, compared to the same quarter of the prior year. Operating income for the third quarter of fiscal year 2020 increased to $44.1 million compared with $37.7 million for the three months ended December 31, 2018.

Segment operating income was $97.1 million for the nine months ended December 31, 2019, a decrease of $28.2 million, and for the quarter ended December 31, 2019, was $44.0 million, a decrease of $18.6 million, both compared to the same periods last fiscal year. Results reflected earnings declines in the North America and Other Regions segments, partially offset by earnings improvements in the Other Tobacco Operations segment for the nine months ended December 31, 2019, both compared to the same period in the prior fiscal year. For the quarter ended December 31, 2019, results declined for all segments compared to the quarter ended December 31, 2018. Consolidated revenues decreased by $277.5 million to $1.3 billion for the nine months ended December 31, 2019, and by $131.1 million to $505.0 million for the three months ended December 31, 2019, compared to the same periods in fiscal year 2019, on lower sales volumes and prices.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment decreased by $28.7 million to $68.1 million for the nine months and by $13.9 million to $39.4 million for the quarter ended December 31, 2019, compared with the same periods for fiscal year 2019. In both periods, volumes decreased in Africa, mainly from lower carryover crop sales and later customer mandated shipment timing. In Brazil, sales volumes were up in the nine months ended December 31, 2019, on higher carryover sales and earlier current crop shipments, but down in the quarter ended December 31, 2019, on lower current crop shipments, both compared to the same periods in the prior fiscal year. Results for Europe were down in the nine months and quarter ended December 31, 2019, on lower processing and sales volumes, compared to the same periods in the prior year. Results for Asia were up for the nine months ended December 31, 2019, on higher trading volumes, but declined in the quarter ended December 31, 2019. Selling, general, and administrative costs for the segment were lower for the nine months ended December 31, 2019, largely on favorable foreign currency comparisons and lower customer claim costs partially offset by lower net recoveries on advances to suppliers, compared with the same period in the prior fiscal year. For the quarter ended December 31, 2019, selling, general, and administrative costs were lower than those in the quarter ended December 31, 2018, on favorable currency comparisons, mainly in Mozambique and Brazil. Revenues for the Other

Regions segment of $944.1 million for the nine months and $386.3 million for the quarter ended December 31, 2019, were down $145.1 million and $96.9 million, respectively, compared to the same period last year, on lower volumes and sales prices.

North America

Operating income for the North America segment of $6.7 million for the nine months ended December 31, 2019, was down by $13.7 million, compared to the same period for the prior fiscal year, primarily on significantly lower carryover crop sales volumes. In the first half of fiscal year 2019, carryover crop sales volumes were higher on shipments that had been delayed due to reduced transportation availability in the United States. In addition, in the nine months ended December 31, 2019, carryover crop sales volumes were down on reduced sales of U.S. burley tobaccos and current crop sales volumes were down in Mexico and Guatemala due to lower sales volumes and smaller crop sizes, compared to the same period in fiscal year 2019. Operating income for the North America segment of $0.4 million for the quarter ended December 31, 2019, was down by $2.8 million, compared to the same period for the prior fiscal year, mainly on lower sales volumes in Guatemala and lower sales and processing volumes in the United States. Selling, general, and administrative costs for the North America segment were down for the nine months, largely on favorable currency comparisons in Mexico, and flat for the quarter ended December 31, 2019, compared to the same periods in the prior fiscal year. Revenues for this segment decreased, by $126.7 million to $134.6 million for the nine months, and by $28.6 million to $49.4 million for the quarter ended December 31, 2019, compared to the same periods in the prior fiscal year, on the lower volumes and sales prices.

Other Tobacco Operations

The Other Tobacco Operations segment operating income of $22.3 million increased by $14.2 million for the nine months ended December 31, 2019, compared with the same period last fiscal year. For the quarter ended December 31, 2019, the segment’s operating income of $4.3 million declined by $1.9 million compared to the same period last year. In both periods, results for our dark tobacco operations improved from higher wrapper sales volumes, influenced in part by earlier shipment timing in the third fiscal quarter of 2020 compared to the previous fiscal year. Results for our oriental joint venture were down for the nine months and quarter ended December 31, 2019, compared to the same periods in the prior fiscal year, primarily from lower sales volumes, due in part to some customer shipments delayed into the fourth quarter of fiscal 2020, as well as unfavorable currency remeasurement and exchange variances in both periods. Selling, general, and administrative costs for the segment were down in both the nine months and third fiscal quarter ended December 31, 2019 compared with those periods in the prior fiscal year, mostly from favorable comparisons to higher value-added tax charges in the third quarter of fiscal 2019. Revenues for the segment decreased by $5.7 million to $199.2 million for the nine months, and by $5.5 million to $69.4 million for the third quarter ended December 31, 2019, as higher dark tobacco operations revenues were more than offset by lower sales volumes from the timing of shipments of oriental tobaccos into the United States.

Other Items

Cost of goods sold in the nine months and quarter ended December 31, 2019, decreased by 19% and 21% to $1.0 billion and $412.1 million, respectively, both compared with the same periods in the prior fiscal year, consistent with similar percentage decreases in revenues. Selling, general, and administrative costs for the nine months and quarter ended December 31, 2019 decreased by $14.4 million to $152.8 million, and by $9.4 million to $48.9 million, respectively. Reductions in both periods reflected positive foreign currency remeasurement and exchange variances as well as lower value-added tax charges, while the nine-month comparison also benefitted from better customer claim experience and lower incentive compensation costs, offset in part by lower net recoveries on advances to suppliers compared to the same period in the prior fiscal year.

The following tables set forth certain non-recurring items included in reported results:

Adjusted Operating Income
	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)	2019	2018	2019	2018
As Reported: Consolidated operating income	$44.1	$37.7	$94.8	$100.4
FruitSmart acquisition transaction costs(1)	0.9	—	1.9	—
Restructuring and impairment costs(2)	—	19.4	—	19.5
Adjusted operating income	$45.0	$57.1	$96.7	$119.9

Adjusted Net Income and Diluted Earnings Per Share
	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions and reported net of income taxes)	2019	2018	2019	2018
As Reported: Net income available to Universal Corporation	$26.0	$28.1	$56.1	$72.8
FruitSmart acquisition transaction costs(1)	0.9	—	1.9	—
Restructuring and impairment costs(2)	—	15.8	—	15.8
Unresolved income tax matter for a foreign subsidiary	—	—	2.8	—
Income tax benefit from dividend withholding tax liability reversal(3)	—	—	—	(7.8)
Adjusted Net income available to Universal Corporation	$26.9	$43.9	$60.8	$80.8

Adjusted diluted earnings per share	$1.08	$1.73	$2.41	$3.19

(1)	The Company incurred legal and professional fees associated with the acquisition of FruitSmart (effective January 1, 2020). These costs are not deductible for U.S. income tax purposes.

(2)	In the third quarter of fiscal year 2019, the Company recognized a restructuring and impairment charge related to the Company's operations in Tanzania.

(3)	During fiscal year 2019, the Company reversed a portion of a liability previously recorded for dividend withholding taxes on the cumulative retained earnings of a foreign subsidiary.

The Company’s consolidated effective tax rates for the nine months and quarter ended December 31, 2019, were approximately 30% and 26%, respectively. Income tax expense for the nine months ended December 31, 2019 included a $2.8 million net tax accrual ($0.11 per diluted share) for an unresolved tax matter at a foreign subsidiary. Without the effect of this item, the consolidated effective tax rate for the nine months ended December 31, 2019, would have been 27%.

The Company’s consolidated effective tax rates for the nine months and quarter ended December 31, 2018, were approximately 19% and 20%, respectively. Income tax expense for the nine months ended December 31, 2018 included a $7.8 million ($0.30 per diluted share) benefit from reversing a portion of a liability previously recorded for dividend withholding taxes on the cumulative retained earnings of a foreign subsidiary. Without the effect of this item, the consolidated effective tax rate for the nine months ended December 31, 2018, would have been 27%.

The effective tax rates for all periods include the benefit of various tax planning opportunities, as well as the net effect of items accounted for on a discrete basis in the respective reporting periods.

General Overview

Consistent with results reported for the first half of our current fiscal year, results through the third quarter of fiscal year 2020 continue to reflect unfavorable variances to the same period in fiscal year 2019, when we benefited from large carryover crop sales volumes, mainly in North America and Africa. Flue-cured oversupply conditions this year have also created a selective market environment that has pressured volumes and margins. In addition, customer mandated shipping instructions in the second half of fiscal year 2020 are heavily weighted to our fourth quarter.

We have also remained focused on solidifying our position as the leading global leaf tobacco supplier. We continue to see and develop opportunities in our leaf tobacco business to gain market share and increase operating efficiencies whether it be by realignment of processing capacity, such as recent steps taken in Malawi; optimization of our sourcing footprint; or by focusing on our leadership in supplying sustainable, compliant crops.

At the same time, we are progressing in our previously announced plans to invest in non-tobacco growth opportunities and announced the completion of our first such acquisition, FruitSmart, Inc. (“FruitSmart”), in early January 2020. We are very excited about our initial non-tobacco acquisition, offering potential for growth in adjacent markets. We believe that FruitSmart, as an established value-added fruit and vegetable ingredient processor with a business-to-business customer base in an agricultural niche market, is a good fit for our company. As we have stated, FruitSmart represents a foundational step in our building a broader agri-products service platform. We continue to work on our pipeline and are working to provide resources necessary to develop this new segment of our business in support of our long-term shareholder value objectives.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in February 2019, debt carried at variable interest rates was approximately $93 million at December 31, 2019. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.9 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our repurchases of shares of our common stock during the three-month period ended December 31, 2019:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2019	38,767	$53.19	38,767	$75,186,145
November 1-30, 2019	71,849	51.31	71,849	71,499,805
December 1-31, 2019	38,940	52.34	38,940	69,461,626
Total	149,556	$52.06	149,556	$69,461,626

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

 ITEM 6.   EXHIBITS

2.1
Stock Purchase Agreement, dated as of November 20, 2019, by and among Universal Corporation, FruitSmart, Inc., the Sellers named therein and James P. Early, as the Sellers’ Representative (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2019, File No. 001-00652).

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

101.INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. 101.SCH XBRL Taxonomy Extension Schema Document 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF XBRL Taxonomy Extension Definition Linkbase Document 101.LAB XBRL Taxonomy Extension Label Linkbase Document 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 4, 2020	UNIVERSAL CORPORATION
(Registrant)

/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated as of November 20, 2019, by and among Universal Corporation, FruitSmart, Inc., the Sellers named therein and James P. Early, as the Sellers’ Representative (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2019, File No. 001-00652).

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

101.INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. 101.SCH XBRL Taxonomy Extension Schema Document 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF XBRL Taxonomy Extension Definition Linkbase Document 101.LAB XBRL Taxonomy Extension Label Linkbase Document 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
*Filed herewith